Form 10-K
period 2014-12-31
Shake Shack Inc.
filed 2015-03-27
CIK 1620533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20548

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ______
Commission file number: 001-36823

SHAKE SHACK INC.
(Exact name of registrant as specified in its charter)

Delaware	47-1941186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
24 Union Square East, 5th Floor, New York, New York	10003
(Address of principal executive offices)	(Zip Code)
(646) 747-7200
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of exchange on which registered
Class A Common Stock, par value $0.001	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule-405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☑	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of June 25, 2014, the last business day of the registrant's most recently completed second fiscal quarter, there was no public market for the registrant's common equity.
As of March 20, 2015, there were 12,058,147 shares of Class A common stock outstanding and 24,191,853 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

SHAKE SHACK INC.

Cautionary Note Regarding Forward-Looking Information
This Annual Report on Form 10-K ("Form 10-K") contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. All statements other than statements of historical fact are forward-looking statements. Many of the forward-looking statements are located in Part II, Item 7 of this Form 10-K under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations", including, but not limited to, expected financial outlook for fiscal year 2015, expected Shack openings, expected same-Shack sales growth and trends in the Company’s operations. Forward-looking statements discuss our current expectations and projections relating to our financial position, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "aim," "anticipate," "believe," "estimate," "expect," "forecast," "outlook," "potential," "project," "projection," "plan," "intend," "seek," "may," "could," "would," "will," "should," "can," "can have," "likely," the negatives thereof and other similar expressions. All forward-looking statements are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different.
While we believe that our assumptions are reasonable, it is very difficult to predict the impact of known factors, and it is impossible to anticipate all factors that could affect our actual results. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Form 10-K in the context of the risks and uncertainties disclosed in Part I, Item 1A of this Form 10-K under the heading "Risk Factors," which are incorporated herein by reference.
The forward-looking statements included in this Form 10-K are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. If we do update one or more forward-looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements. We qualify all of our forward-looking statements by these cautionary statements.

Part I
Item 1. Business.
Shake Shack Inc. is a Delaware corporation formed on September 23, 2014. Shake Shack Inc. Class A common stock trades on the New York Stock Exchange under the symbol "SHAK." Unless the context otherwise requires, references to "we," "us," "our," "Shake Shack," the "Company" and other similar references refer to Shake Shack Inc. and, unless otherwise stated, all of its subsidiaries, including SSE Holdings, LLC, which we refer to as "SSE Holdings."
INITIAL PUBLIC OFFERING AND ORGANIZATIONAL TRANSACTIONS
On February 4, 2015, we closed an initial public offering ("IPO") of 5,750,000 shares of our Class A common stock at a public offering price of $21.00 per share, which includes 750,000 shares issued pursuant to the underwriters' over-allotment option. We received $112.3 million in proceeds, net of underwriting discounts and commissions, which we used to purchase newly-issued membership interests from SSE Holdings at a price per interest equal to the initial public offering price of our Class A common stock of $21.00.
Shake Shack is a holding company with no direct operations and our principal asset is the equity interest in SSE Holdings. In connection with the IPO, we completed a series of organizational transactions including the following:

▪
the limited liability company agreement of SSE Holdings was amended and restated (as amended, the "SSE Holdings LLC Agreement") to, among other things, (i) provide for a new single class of common membership interests in SSE Holdings ("LLC Interests"), (ii) exchange all of the then existing membership interests of the holders of SSE Holdings’ membership interests ("Original SSE Equity Owners") for LLC Interests and (iii) appoint Shake Shack as the sole managing member of SSE Holdings;

▪
the Shake Shack certificate of incorporation was amended and restated to, among other things, (i) provide for Class B common stock with voting rights but no economic rights and (ii) issue shares of Class B common stock to the Original SSE Equity Owners on a one-to-one basis with the number of LLC Interests they own;

▪	the acquisition, by merger, of certain members of SSE Holdings ("Former SSE Equity Owners"), for which we issued 5,968,841 shares of Class A common stock as merger consideration (the "Merger").
See Note 19 to the consolidated financial statements included in Part II, Item 8 for more information about the above-mentioned transactions as well as the other transactions completed in connection with the IPO, which we refer to collectively as the "Organizational Transactions." Following the completion of the Organizational Transactions, Shake Shack owns 33.3% of SSE Holdings. The SSE Holdings members subsequent to the Merger (the "Continuing SSE Equity Owners") own the remaining 66.7% of SSE Holdings. Although we have a minority economic interest in SSE Holdings, we have the sole voting interest in, and control the management of, SSE Holdings. As a result, we will consolidate the financial results of SSE Holdings and will report a non-controlling interest representing the LLC Interests held by the Continuing SSE Equity Owners.
OVERVIEW OF SHAKE SHACK
Shake Shack is a modern day "roadside" burger stand serving a classic American menu of premium burgers, hot dogs, crinkle-cut fries, shakes, frozen custard, beer and wine. Founded by Danny Meyer's Union Square Hospitality Group ("USHG"), Shake Shack was created leveraging USHG's expertise in community building, hospitality, fine dining, restaurant operations and the sourcing of premium ingredients. Danny's vision of Enlightened Hospitality™ guided the creation of the unique Shake Shack culture that, we believe, creates a differentiated experience for our guests across all demographics at each of our Shacks around the world. As the chairman of Shake Shack's Board of Directors and USHG's Chief Executive Officer, Danny has drawn from USHG's experience in creating and operating some of New York City's most acclaimed and popular restaurants—including Union Square Cafe, Gramercy Tavern, Blue Smoke, The Modern, Maialino and Marta—to build what we believe is a new fine casual restaurant category in Shake Shack.
Shake Shack originated from a hot dog cart that USHG established in 2001 to support the rejuvenation of New York City's Madison Square Park through its Conservancy's first art installation—"I Y Taxi." The hot dog cart was an instant hit, with lines forming daily throughout the summer months for the next three years. In response to this success, the city's Department of Parks and Recreation awarded Shake Shack a contract to create a kiosk to help fund the park's future. In 2004, Shake Shack officially opened and immediately became a community gathering place for New Yorkers and visitors from all over the world. Over the last decade, Shake Shack has become a beloved New York City institution that generates significant media attention, critical acclaim and a passionately-devoted following. We have since grown rapidly with 63 Shacks in nine countries and 34 cities, as of December 31, 2014.

Our vision is to Stand For Something Good® in all aspects of our business, including the exceptional team we hire and train, the premium ingredients making up our menu, our community engagement and the design of our Shacks. Stand For Something Good is a call to action for all of our stakeholders—our team, guests, communities, suppliers and investors—and we actively invite them all to share in this philosophy with us. This commitment drives our integration into the local communities in which we operate and fosters a lasting connection with our guests. We continually invest in our "Shack Team," as we believe that team members who are treated and trained well will deliver Enlightened Hospitality and a superior guest experience. Through our leadership development program, The Shacksperience™, we teach our team members the principles of Enlightened Hospitality and how to live and breathe our Shack Pact™, the agreement that encompasses our value system and brand ethos. Our people make all the difference, as they embody the sense of community necessary to create the complete Shake Shack experience. This vision reflects our goal to be the best burger company in the world, for the world and for our team.
We believe Shake Shack has become a compelling lifestyle brand and has helped to pioneer the creation of a new fine casual category in restaurants. Fine casual couples the ease, value and convenience of fast casual concepts with the high standards of excellence in thoughtful ingredient sourcing, preparation, hospitality and quality grounded in fine dining. As a pioneer in this new category, we strive to maintain the culinary traditions of the classic American burger stand, while providing our guests a menu of chef-inspired food and drinks. Our signature items are our all-natural, hormone and antibiotic-free burgers, hot dogs, crinkle-cut fries, shakes and frozen custard. We cook our burgers and spin our shakes to order and strive to use the freshest premium ingredients available. This core menu is supplemented with seasonal and innovative culinary offerings such as those featured during our annual Shacktoberfest event.
MARKETS AND COMPETITION
Shake Shack is part of the burger market of the restaurant industry, which is the largest dine-out segment in the United States with more than $72 billion in 2013 sales, according to Technomic Inc. The burger industry is estimated to be twice the size of the pizza market, which is the next largest category. Given its role as the quintessential American meal, burgers have also proven to be the most portable concept internationally.
The restaurant industry is highly competitive and fragmented. We compete primarily with "better burger" restaurants and, to a lesser extent, fast casual restaurants, quick service restaurants and casual dining restaurants. Our competition in the broadest perspective includes fast casual and fine dining restaurants, convenience food stores, delicatessens, supermarkets and club stores. The number, size and strength of our competitors vary by region. Our competition includes a wide variety of locally owned restaurants and national and regional chains. Some of our competitors, including some of our "better burger" competitors, have greater financial, marketing, personnel and other resources than we do, and many of our competitors are well-established in markets in which we have existing Shacks or intend to locate new Shacks. In addition, many of our competitors have greater name recognition nationally or in some of the local markets in which we have or plan to have Shacks. However, we specifically target guests that appreciate our engaging and differentiated guest experience that includes great food, unique and thoughtful integration with local communities and high standards of excellence and hospitality. We believe that we compete primarily based on experience, product quality, restaurant concept, service, location and value perception. Our competition continues to intensify as competitors enter the burger segment and open new restaurants. Additionally, we compete with local and national restaurant concepts and other retail concepts for prime restaurant locations.
With the majority of the burger restaurant segment comprised of quick service restaurant competitors, we believe that Shake Shack is well positioned to take market share, as we believe consumers will continue to trade up to higher quality offerings given an increasing consumer focus on responsible sourcing, ingredients and preparation. Additionally, we believe that consumers will continue to move away from the added time commitment and cost of traditional casual dining. We believe that many consumers want to associate with brands whose ethos matches that of their own, and that Shake Shack's fine casual position, born and raised in Manhattan, creates a distinctly differentiated global lifestyle brand opportunity.
OUR COMPETITIVE STRENGTHS
Our Culture of Enlightened Hospitality: Taking Care of Each Other
We believe that the culture of our team is the single most important factor in our success. We aim to recruit people who are warm, friendly, motivated, caring, self-aware and intellectually curious—what we call "51%'ers." We use the term "51%" to describe the emotional skills needed to thrive at the job and "49%" to describe the technical skills needed for the job. Our 51%'ers are excited and committed to championship performance, remarkable and enriching hospitality, embodying our culture and actively growing themselves and the brand. Our team is trained to understand and practice the values of Enlightened Hospitality: caring for each other, caring for our guests, caring for our community, caring for our suppliers and caring for our investors. These principles have been championed by Danny Meyer throughout his career and are detailed in his New York Times best-selling book Setting the Table: The Transforming Power of Hospitality in Business; they are fundamental to the way Shake Shack operates its business.
Culture
Our culture is rooted in the nearly 30-year history of USHG. Our commitment to Stand For Something Good permeates throughout every Shack and every team member we hire. Expounding on the principles of USHG's Enlightened Hospitality and Stand For Something Good is our Shack Pact, which is prominently displayed in the team member areas of every Shack, on the inside cover of the Shackademics™ book (our training manual) and on the template for every pre-meal meeting agenda (daily Shack team meeting). It is the agreement we make with ourselves and with each other to uphold our principles and to hold each other accountable. Our Shack Pact is summarized below:

▪
Hospitality – We stand for the following 5 Tenets of Enlightened Hospitality (Taking Care of Each Other, Our Guests, Our Community, Our Suppliers and Our Investors) to create raves through every stakeholder interaction.

▪
Team – We stand to hire 51%'ers to create teams that are excited and committed to championship performance, remarkable and enriching hospitality, embodying our culture and actively growing themselves and the brand.

▪	Food & Drink – We stand to be a worldwide culinary leader in our interpretation of the classic American roadside burger stand.

▪	The Shack – We stand to design, build and maintain the most engaging, thoughtful, safe and clean environment for our teams to work in and our guests to gather in.

▪	Communication – We stand to be aligned with each other every day so that mutual understanding leads to progress.
The unity that we have built amongst our Shack teams and within the Company as a whole is a key driver of our ability to deliver a great guest experience and, therefore, continue to successfully grow our footprint. Each Shack has a "Caught Doing Right" board where team members are encouraged to post notes when they have witnessed other team members go above and beyond what is expected. At Shake Shack, we celebrate our successes, no matter how small, and this is practiced at every level of the Company. We also believe that team members will perform their best when they feel like the rest of the team is "on their side"—a belief ingrained in Shake Shack's DNA that began in the early stages of our fine dining history.
The Bigger We Get, the Smaller We Need to Act
This mantra, which was developed from our Stand For Something Good vision, is what guides our decision-making and keeps us connected to our roots. As we grow, it is our passion to continue the ethos that led to the creation of USHG and Shake Shack and to never veer too far from that original vision. We make decisions that focus on the core of who we are, staying true to the principles of Enlightened Hospitality. It is these decisions that drive us to seek out what we believe to be the finest team members, the tastiest ingredients, the best suppliers and the best community partners.
Fine Casual: Inspired Food and Drink
We embrace our fine-dining heritage and are committed to sourcing premium, sustainable ingredients, such as all-natural, hormone and antibiotic-free beef, while offering excellent value to our guests. Our core menu remains focused and is supplemented with targeted innovation inspired by the best versions of the classic American roadside burger stands. As a result of culinary creativity and excellence, we attract continued interest from partners such as award-winning chefs, talented bakers, farmers and artisanal purveyors who want to collaborate with us in different and engaging ways. We never stop looking for the best ingredients and the best culinary partners in order to exceed our guests' expectations in every aspect of their experience.
Menu
Our menu focuses on premium food and beverages, carefully crafted from a range of classic American foods at more accessible price points than full-service restaurants. Our domestic menu includes a variety of signature items, such as the ShackBurger®, SmokeShack®, Shack-cago Dog®, 'Shroom Burger™, seasonal frozen custard, hand-spun shakes, concretes, ShackMeister® Ale and Shack Red™ and Shack White™ wines. The Shake Shack concept and core menu items have not materially changed since 2004, which speaks to the timeless and universal appeal of our food offerings.

Burgers
Shake Shack uses a proprietary whole-muscle blend of all-natural, hormone and antibiotic-free beef in its hamburgers, which are ground fresh daily. Shake Shack's flagship item is the ShackBurger, which is a four-ounce cheeseburger topped with lettuce, tomato and ShackSauce™. We take great care in the preparation of our burgers, from sourcing to handling to cooking, to ensure that the quality of the burgers we serve drives new and repeat visits. The burger section of our menu also includes the SmokeShack, 'Shroom Burger™ (our vegetarian burger), Shack Stack® and Hamburger.

Fries
Our classic and passionately loved crinkle-cut fries are made from premium golden potatoes and are prepared 100% free of artificial trans fat. Guests also have the option to order Cheese Fries, which are our crinkle-cut fries topped with a proprietary blend of cheddar and American cheese sauce. We believe the tactile pleasure and emotional attachment that our guests have to the crispiness and ridges of our crinkle-cut fries is a nostalgic ode to the roadside burger stand of yesteryear.

Hot Dogs
Shake Shack was born from a hot dog cart in 2001 and we believe that our hot dog options give our guests another premium category from which to choose. Both our beef hot dogs and our chicken dogs are made from 100% all-natural, hormone and antibiotic-free beef and chicken, respectively. Our signature Shack-cago Dog is "dragged through the garden" and topped with Shack relish, onion, cucumber, pickle, tomato, sport pepper, celery salt and mustard. The ShackMeister Dog™ is topped with cheese sauce and ShackMeister Ale–marinated shallots.

Frozen Custard
Our premium, dense, rich and creamy ice cream, spun daily on-site, is crafted from our proprietary vanilla and chocolate recipes using only real sugar—no corn syrup—and milk from dairy farmers who pledge not to use artificial growth hormones. Shakes remain our guests' favorite in this category and are scooped and spun to order. Our concretes are made by blending frozen custard at high speed with premium mix-ins. Since each Shake Shack intends to mirror its community, each Shack has signature concretes, distinct to its location, and uses locally-sourced mix-ins made by artisanal producers whenever possible. Also, each month Shake Shack unveils a specialized custard calendar with seasonally changing flavors. The flavors change every month, with favorites repeating throughout the year. Our culinary team also uses the custard menu to highlight local, seasonal and premium ingredients. Not only does the custard calendar keep the custard section of the menu varied and bolster guest frequency, but it also helps distinguish our menu relative to other burger chains.

Beer, Wine and Beverages
Our proprietary ShackMeister Ale, brewed by Brooklyn Brewery, was specifically crafted to complement the flavor profile of a ShackBurger, and our local beer selections are tailored to each Shack's geography. When it comes to wine, we believe that our Shack Red and Shack White, grown and bottled exclusively by Frog's Leap Vineyards in Napa Valley, accentuate our fine dining ethos and provide our guests with premium beverage options not commonly found at burger concepts. In addition, we serve draft Root Beer, seasonal freshly-squeezed lemonade, organic iced tea and Shack20 bottled water, 1% of sales from which support the cleanup of water sources around the world.

Dogs Are Welcome Too
We believe that many dog owners treat their four-legged friends as family members. From our first Shack at Madison Square Park, we wanted to invite dogs to be part of the community gathering experience and developed the "Woof" section on our menu. ShackBurger dog biscuits, peanut butter sauce and vanilla custard make up our signature Pooch-ini®, which is available at Shacks with an outdoor space. We also serve dog biscuits to-go, handcrafted exclusively for us by a New York-based bakery.

Culinary Innovation
Shake Shack continues to innovate around our core menu. We are constantly experimenting with seasonal and local products, to enhance our menu and drive revenue. Our fine dining heritage has afforded Shake Shack a unique opportunity to team up with some of the world's best chefs for short-term specials such as Daniel Boulud's "Piggie Shack" to celebrate our 10th birthday at Madison Square Park or Marc Vetri's "Carbonara Burger" that ran only in Philadelphia. We devote significant resources to menu innovation and are frequently invited to participate and compete in chef events such as the South Beach Wine and Food Festival's Burger Bash, which presents opportunities for us to test new creations that can often lead to the introduction of new items. For example, the SmokeShack, a cheeseburger topped with all-natural bacon, chopped cherry peppers and ShackSauce, which debuted in 2012, has become a popular menu item and has helped drive sales.
Beloved Lifestyle Brand
In Shake Shack's 10-year history, we have become a globally recognized brand with outsized consumer awareness relative to our current footprint. Shake Shack is a New York City institution, a vibrant and authentic community gathering place that delivers an unparalleled experience to loyal, passionate guests and a broad, global demographic. Born in 2004, Shake Shack grew up alongside the emergence of social media and has benefited from an ongoing love affair with passionate fans who share their real-time experiences with friends. We aim to establish genuine connections with our guests and the communities in which they live. Each Shack is localized with design and menu options that we believe drive a sense of appreciation and enthusiasm for the Shake Shack brand. Shake Shack has been recognized with numerous accolades, including Bon Appétit's "The 20 Most Important Restaurants in America" (ranked #16), TIME Magazine's "17 Most Influential Burgers of All Time" (ranked #7 for the ShackBurger) and winning "Best Burger" in 2007 and 2014 at the South Beach Wine and Food Festival's Burger Bash.
Marketing Strategy
We are today's roadside burger stand and this identity anchors our marketing efforts. The premium positioning and brand voice, derived from the spirit, integrity and humor of Shake Shack, are reinforced by our contemporary, responsible designs and hospitable team members who Stand For Something Good. We believe that our guests appreciate the experience of coming to Shake Shack as a community gathering place and, thus, the heart of our marketing strategy is to communicate and connect with our guests both at our Shacks and through social media.
Stand For Something Good
Stand For Something Good is an invitation for our guests to align with Shake Shack's commitment to all that is good in the world and a reflection of how Shake Shack embraces these values both internally and externally. We are dedicated to using sustainable materials and equipment, such as handmade tabletops constructed from reclaimed bowling alleys. We source all-natural, hormone and antibiotic-free beef to make our proprietary burger blend because we believe there are no shortcuts to quality. Recently, we have added a Stand For Something Good TV at each Shack to tell our story to our guests through photos, graphics and informative imagery containing information on our suppliers, community relationships and company initiatives.

The essential components of Stand For Something Good are displayed in each Shack and listed below:

▪
Good Ingredients – All natural proteins, vegetarian fed, humanely raised and source verified, with no hormones or antibiotics. We pride ourselves on sourcing premium ingredients from like-minded producers.

▪	Good n' Green – Sustainable sourcing and business practices throughout the supply chain.

▪	Good Bones – Caring enough to design the Shack experience so people want to stay and using reclaimed materials whenever possible.

▪	Good Neighbors – We are all about our hood! We strive to be the best employer and citizen of each community we call home.
Social Media
Much like we design our Shacks to be community gathering places, we execute a social media strategy that creates an online, on-brand community gathering place. Our guests and fans easily connect with us through Facebook, Instagram, Twitter, Tumblr and Pinterest. We recognize the impact of social media on today's consumers and we use these platforms to share information with our guests about new menu items, new Shack openings and other relevant Shake Shack information. As of December 31, 2014, we had approximately 127,000 Facebook fans, 141,000 Instagram followers, and 33,000 Twitter followers. We communicate with our fans in creative and organic ways that both strengthen our connection with them and increase brand awareness. In June 2014, we ranked #10 on Restaurant Social Media Index's top 250 restaurant brands, which is measured on influence, sentiment and engagement.
Community and Charitable Partners
As a mirror of its community, each Shack focuses on conveying a consistent national brand message and on tailoring marketing efforts to each Shack. We always have menu items that feature local ingredients and beers that are specific to each Shack's community. We also aim marketing efforts at local events which help position Shake Shack as a premium brand that is connected to the community through participating in local celebrations and developing relationships with local chefs and restaurants. For instance, from June 9–13, 2014, our Madison Square Park Shack celebrated The Decade of Shack, its 10-year anniversary. We collaborated with five well-known chefs, each of whom crafted a special-edition burger for one day during the week. Outside of local events, each Shack has one regionally-themed concrete, which has the added benefit of driving semi-annual charitable contributions. The Shack in Miami Beach, for instance, features the "Vice Crispy Treat," and donates 5% of this item's sales to the Miami Children's Hospital.
Shack-wide Events
Shake Shack promotes annual events and limited-time offers to drive repeat visits and build intrigue among staff and guests. Shacktoberfest, for example, is Shake Shack's ode to traditional Oktoberfest in which special sausages, beers and desserts are added to the menu for a 10-day period in October. Throughout the year, we offer playful items that surprise and delight our guests such as When Irish Fries Are Smiling on St. Patrick's Day, as well as Corn Dogs during Memorial Day, the 4th of July and Labor Day weekends.
Since 2012, Shake Shack has held The Great American Shake Sale during the month of May to raise money and awareness for childhood hunger. During The Great American Shake Sale, we encourage guests to donate $2 in exchange for a free cake-themed shake (a $5 value) at their next visit. 100% of these donations go directly to Share Our Strength's No Kid Hungry campaign. In May 2014, we raised $338,000 across our domestic company-operated Shacks for this initiative.
Product Placement
Shake Shack has been fortunate to receive considerable product placement in movies, TV shows and other media without any cost to the Company. In fact, Shake Shack has been able to charge fees for these location shoots, which have included scenes from the motion pictures Something Borrowed and Tower Heist, as well as the acclaimed HBO series The Newsroom. We have also been featured in segments on The Daily Show, Saturday Night Live, CBS Sunday Morning and Late Night with Jimmy Fallon.
Versatile Real Estate Model Built for Growth
During fiscal 2014, we grew the number of our domestic company-operated Shacks by 47.6% with the opening of 10 new Shacks. We will continue to not only expand in existing markets such as New York, Boston, Philadelphia, Washington, D.C., Atlanta, Chicago and South Florida in order to leverage operational effectiveness as we cluster in high-density markets, but also enter new markets, such as Austin, where we have signed leases. With only 63 Shacks around the world, as of December 31, 2014, we have identified many attractive and differentiated markets for the Shake Shack experience. In major metropolitan areas, we seek locations where communities gather, often with characteristics such as high foot traffic, substantial commercial density, reputable co-tenants and other traffic drivers such as proximity to parks, museums, schools, hospitals and tourist attractions. For every potential domestic company-operated Shack we consider, we apply rigorous financial metrics to ensure we maintain our targeted profitability. We measure much of our financial success by analyzing Shack-level operating profit margins, cash-on-cash returns and payback periods. Our flexible model allows us to design our Shacks so that we can pursue a variety of property types. We have successfully launched Shacks with different layouts and sizes in varied locations throughout urban high density areas, suburban in-line and pad sites, regional malls, lifestyle centers, ballparks, airports and train stations. Each design is critical to the Shake Shack experience and we blend our core brand identifiers with features specifically designed for each Shack to be of its place and connect directly with its neighborhood. With a disciplined approach to new Shack development and a successful track record in site selection, we believe we are positioned well for future growth.

Real Estate
A typical domestic company-operated Shack is between 3,000 and 3,500 square feet with interior seating for between 80 and 100 guests. Additionally, whenever possible, our domestic company-operated Shacks feature either outdoor seating or easy access to a park or green space. We believe that these attributes facilitate the community gathering experience that our guests love and associate with our brand. We lease all of our domestic company-operated Shacks. Our leases typically have initial terms ranging between 10 to 20 years with two five-year renewal options.
Site Selection
Shake Shack is ultimately about the guest experience and our site selection focuses on choosing great sites where people want to be together. Our site selection process is actively led by our Real Estate Committee, which meets regularly and follows a detailed approval process to ensure quality, fiduciary responsibility and overall adherence to the Company's strategic growth goals. We invest in analytical tools for extensive demographic analysis and data collection for both existing and new potential sites. In addition to our in-house team of experienced real estate professionals, we use a national real estate broker to manage a network of regional brokers in order to leverage external resources in pursuit of pipeline development and consistent deal flow.
Construction
A typical Shack takes between 14 and 16 weeks to build. We expect that the cost to build a new Shack will range from $1.5 to $2.5 million, with an average near-term build cost of approximately $1.9 million, excluding pre-opening costs. We use a number of general contractors on a regional basis and employ a mixed approach of bidding and strategic negotiation in order to ensure the best value and highest quality construction. Often during the construction of new Shacks, particularly those in new markets, we re-imagine the often uninspiring plywood walls that surround a construction site and use this space as a canvas to begin the process of integrating the Shake Shack brand into the community prior to it opening. For instance, during the third quarter of fiscal 2014, as we were constructing our first Shack in Chicago, we unveiled six interactive life-size sliding puzzles with illustrated pieces that celebrate Chicago landmarks, while revealing the burgers, hot dogs and frozen custards that Shake Shack guests have enjoyed over the past decade.
Design
The original Shake Shack in Madison Square Park was designed by SITE Architecture and Design, led by James Wines and Denise Lee, in collaboration with Pentagram, led by Paula Scher. This design set the tone for a dynamic dialogue inside the park and our surrounding neighborhood that continues to drive our designs today. The overall atmosphere and design of our new Shacks evoke the very best from the design of the original park kiosk, as well as the best of the fine dining experience in terms of the quality of design, material used, lighting and music. We are mindful that each new Shack should embody the experience of the Madison Square Park Shake Shack—the line, the kiosk style, the experience of ordering food made just for you and the energetic open kitchen.
While each Shack is specifically designed to be of its place and connect with its neighborhood, Shake Shack has developed a number of iconic brand identifiers common to every Shack, including wrap-around steel beams, open kitchens, magnetic menu boards and tables made from reclaimed bowling lanes. Although no two Shacks are alike, we believe that these brand identifiers are critical to the expression of the brand and the experience of Shake Shack.
Domestic Licensing
We have five domestic licensed Shacks: one in Citi Field where the New York Mets play; one in Nationals Park where the Washington Nationals play; one at the Saratoga Race track; and two in the Delta Airlines terminal at John F. Kennedy International Airport ("JFK"). The three licensed Shacks in sporting venues are operated by Hudson Yards Sports and Entertainment LLC ("HYSE") doing business as Union Square Events, another subsidiary of USHG. The two Shacks in JFK are licensed to a third party, though they are managed by Shake Shack employees. All five licensed domestic Shacks provide regular license fees based on a percentage of sales and bolster brand equity. Additionally, the Shacks at JFK serve breakfast and a number of "grab-and-go" items such as freshly-made yogurt parfaits and all-natural chocolate fudge brownies.
Leaders Training Future Leaders
Our team is led by passionate and experienced senior leaders, balanced with professionals formerly from USHG's fine dining operations and industry veterans from larger restaurant companies. We have a talented executive leadership team that has deep experience in operations, culinary arts, supply chain, finance and accounting, training and leadership development, people resources, real estate and design, construction and facilities, information technology, legal, marketing and communications.
Leadership Development
We invest in our team through extensive leadership development programs to ensure that Shake Shack remains a great place to work and an exciting career choice for team members at every level. We have built a culture of active learning and we foster an environment of leadership development throughout the entire life cycle of employment. We seek to be the employer of choice by offering above industry average compensation in most markets, comprehensive benefits and a variety of incentive programs, including a monthly revenue-sharing program. We believe that our culture of Enlightened Hospitality enables us to develop future leaders from within and deliver a consistent Shack experience as we continue to grow.

The goal of our training programs is to develop leaders and to cross-utilize team members throughout our operations. We call our team member life cycle, The Shacksperience. This model clarifies and outlines growth opportunities at all levels of the organization and furthers our philosophy of hiring and developing 51%'ers, growing from within and "leaders training future leaders." We train our culture and guiding principles first, and then move to menu knowledge, followed by a focus on station training. We believe that everyone learns differently and our training uses various formats: online interactive, video, hands-on and paper-based. Every team member has access to ShackSource, our proprietary online training portal, which is used not only as a learning platform, but also as a communication tool for our team. As an example, ShackSource is a way for team members to send recognition messages, comments, praise and thanks to their fellow team members across the Company.
GROWTH STRATEGIES
We believe that we are well-positioned to achieve significant, sustainable financial growth. We plan to continue to expand our business, drive Shack sales and enhance our competitive positioning by executing on the following strategies:
Opening New Domestic Company-Operated Shacks
This is where our greatest immediate opportunity for growth lies. We waited nearly five years to open our second Shack, and we are still in the very nascent stage of our story, with only 31 domestic company-operated and five domestic licensed Shacks in 10 states and Washington, D.C. as of December 31, 2014. We believe there is tremendous whitespace opportunity to expand in both existing and new U.S. markets, and we have invested in the infrastructure that will enable us to continue to grow rapidly and with discipline. In fiscal 2014, we significantly expanded our domestic company-operated footprint by opening 10 new Shacks representing a 47.6% increase in our domestic company-operated Shack count. We plan to open at least 10 new domestic company-operated Shacks each year for the foreseeable future. Based on our experience, and analysis and research conducted for us by eSite, we believe that over the long-term we have the potential to grow our current domestic company-operated Shack footprint to at least 450 Shacks by opening domestic company-operated Shacks in new and existing markets. The rate of future Shack growth in any particular period is inherently uncertain and is subject to numerous factors that are outside of our control. As a result, we do not currently have an anticipated timeframe for such expansion. We believe we have a versatile real estate model built for growth. We have adopted a disciplined expansion strategy designed to leverage the strength of our business model and our significant brand awareness to successfully develop new Shacks in an array of markets that are primed for growth, including new and existing, as well as small and large markets. As we grow, we will continue to live by one principle to ensure the success of both our new and existing restaurants: "The Bigger We Get, The Smaller We Need To Act." This mantra is central to our Stand For Something Good vision and encompasses our commitment to continue to make decisions that focus on the core of who we are, staying true to the principles of Enlightened Hospitality.
Capitalizing on Our Outsized Brand Awareness
The Shake Shack experience has cultivated significant brand awareness relative to the small number of Shacks we operate. We have worked tirelessly to establish a genuine connection with our guests and integrate into their communities through investment in innovative marketing and programming. We utilize various social media outlets to actively engage with our growing online following. In June 2014, we ranked #10 on Restaurant Social Media Index's top 250 restaurant brands, which is measured on influence, sentiment and engagement. Furthermore, we believe that our press and media impressions and industry recognition are a testament to the strength of our brand. We were named one of "The 25 Most Innovative Consumer and Retail Brands" in 2014 by Entrepreneur.com, ranked #11 in The Daily Meal's "101 Best Restaurants in America" for 2013, and were the winner of the 2013 "Most Loved Brand of the Year" from the RIZMY Awards, "Best Burger" at the 2014 South Beach Wine and Food Festival's Burger Bash and more. Additionally, we give back to the communities in which we operate, and strengthen awareness for philanthropic causes such as Share Our Strength's No Kid Hungry campaign. Our marketing efforts focus on interacting with our guests in an authentic, innovative manner which creates memorable, meaningful experiences. The experience that we provide for our guests and local communities has generated a growing loyal following who promote our brand through word-of-mouth. We believe that this outsized brand awareness will continue to fuel our growth in existing and new markets.
Growing Same-Shack Sales
Given the significant awareness of our brand and the excitement we have been able to generate for our market launches, our Shacks have generally opened with higher volumes and operating profits relative to their second year, which have often shown a decline in sales and operating profit. In year three, our Shacks generally mature and continue to grow from the second year base and then retain these higher volumes over time. It is important to note that, while our goal is to grow same-Shack sales over time, this is not our greatest growth opportunity. We expect our Shacks to deliver low same-Shack sales growth for the foreseeable future as the number of new Shack openings relative to our comparable Shack base remains our primary driver of growth. We do, however, continually focus on improving our same-Shack sales performance by providing an engaging and differentiated guest experience that includes new seasonal and Shack-specific offerings, unique and thoughtful integration with local communities and high standards of excellence and hospitality. We will continue to innovate around our core menu to keep our offerings fresh, while remaining focused on our signature items.

Opportunistically Increasing Our Licensed Shacks Abroad
We will continue to grow our licensed portfolio by expanding further in the countries in which we currently have internationally licensed operations, as well as entering new international markets. This strategy historically has been a low-cost, high-return method of growing our brand awareness and providing an increasing source of cash flow. In December 2014, we entered into an exclusive licensing arrangement with a leading retail and food operator for the development of up to 10 new Shacks in Japan over the next five years. We believe there are additional international markets that will embrace the Shake Shack concept. Given our position in New York and the success of our current licensed Shacks at home and abroad, we continue to attract substantial interest from potential international licensees around the world and we believe we have significant opportunities to expand our licensing footprint in existing and new international markets.
OPERATIONS
Sourcing and Supply Chain
Shake Shack has always been committed to seeking out and working with best-in-class suppliers, artisanal purveyors and cattle ranchers. Our Stand For Something Good vision guides us in how we source and develop our ingredients, always looking for the best ways to provide top quality food at an excellent value and accessible to all. All of our proteins are raised without added hormones and we never use antibiotics.
We have a regional strategy for ground beef production to ensure that we are always serving freshly ground and never frozen beef. We have had the same butcher for the New York City metropolitan area, Mid-Atlantic and Northeast Shacks since opening our first Shack, which helped create our proprietary beef blend. We will continue to partner with and develop regional suppliers in new markets as we grow.
We have a limited number of suppliers for our major products, including beef patties, potato buns, custard, Portobello mushrooms and cheese sauce. In fiscal 2014, we purchased all of our (i) ground beef patties from five suppliers, with approximately 88% of our ground beef patties supplied by one supplier, (ii) potato buns directly from one supplier, (iii) custard base from one supplier, (iv) 'Shroom Burgers from two suppliers, with approximately 50% of our 'Shroom Burgers supplied by each supplier and (v) ShackSauce from two suppliers, with approximately 89% of our ShackSauce supplied by one supplier. We have developed a reliable supply chain and continue to focus on identifying alternative sources to avoid any possible interruptions of service and product.
Distribution
We contract with one distributor, which we refer to as our "broadline" distributor, to provide virtually all of our food distribution services in the United States. As of December 31, 2014, approximately 88% of our core food and beverage ingredients and 100% of our paper goods and chemicals, collectively representing approximately 45% of our purchases, were processed through our broadline distributor for distribution and delivery to each Shack. As of December 31, 2014, we were utilizing nine affiliated distribution centers to supply our domestic company-operated Shacks. We recognize that the safety and consistency of our products begins with our suppliers. Suppliers must meet certain criteria and strict quality control standards in the production and delivery of our food and other products. We regularly evaluate our broadline distributor to ensure that the products we purchase conform to our standards and that the prices they offer are competitive.
Food Safety and Quality Assurance
Our commitment to food safety is strengthened through the direct relationship between our Supply Chain, Culinary and Quality Assurance teams. All supplier and ingredient decisions go through a review of the supplier's internal and external quality audits, insurance coverage, track record and physical site inspection. We have a Food Safety Site Inspection process in place and a dedicated Quality Assurance team to ensure food safety across all domestic company-operated Shacks.

MANAGEMENT INFORMATION SYSTEMS
Our domestic company-operated Shacks use computerized point-of-sale and back-office systems created by NCR Corporation, which we believe are scalable to support our growth plans. These point-of-sale systems are designed specifically for the restaurant industry and we use many customized features to increase operational effectiveness, internal communication and data analysis. This system provides a touch screen interface, graphical order confirmation display, touch screen kitchen display and integrated, high-speed credit card and gift card processing. The point-of-sale system is used to collect daily transaction data, which generates information about daily sales, product mix and average transaction size.
Our back-office computer systems are designed to assist in the management of our domestic company-operated Shacks and provide real-time labor and food cost management tools. These tools provide the home office and operations management quick access to detailed business data and reduces the amount time spent by our Shack-level managers on administrative needs. The systems provide our Shack-level managers the ability to submit orders electronically with our distribution network. The system also supplies sales, bank deposit and variance data to our accounting department on a daily basis. We use this data to generate daily sales information and weekly consolidated reports regarding sales and other key measures, as well as preliminary weekly detailed profit and loss statements for each Shack with final reports following the end of each period.
INTELLECTUAL PROPERTY
Since our inception, we have undertaken to strategically and proactively develop our intellectual property portfolio by registering our trademarks and service marks worldwide. As of December 31, 2014, we had 16 registered marks domestically, including registrations in our core marks ("Shake Shack," "Shack Burger," "" and "") and certain other marks, such as Stand for Something Good. Internationally, we have registered our core marks in over 80 countries spanning six continents. These marks are registered in multiple international trademark classes, including for restaurant services, food services, non-alcoholic beverages and apparel. We also own the domain www.shakeshack.com as well as over 60 other domain names for use in other markets.
In addition, we have agreements with the suppliers of our proprietary products stating that the recipes and production processes associated with those products are our property, confidential to us, and may not be provided to any other customer. Our proprietary products include the burger recipe for our whole muscle blend and the patty grinding procedure and the product formulations for our ShackSauce, 'Shroom Burger, cheese sauce, unflavored custard base, chocolate custard base, and certain toppings and custard mix-ins. We also have exclusive arrangements with our suppliers of ShackMeister Ale, Shack Red wine, Shack White wine, all-natural hot dog and all-natural chicken sausage.
GOVERNMENT REGULATIONS AND ENVIRONMENTAL MATTERS
We are subject to extensive federal, state and local government regulation, including those relating to, among others, public health and safety, zoning and fire codes, and franchising. Failure to obtain or retain food or other licenses and registrations or exemptions would adversely affect the operations of our Shacks. Although we have not experienced and do not anticipate any significant problems in obtaining required licenses, permits or approvals, any difficulties, delays or failures in obtaining such licenses, permits, registrations, exemptions or approvals could delay or prevent the opening of, or adversely impact the viability of, a Shack in a particular area. The development and construction of additional Shacks will be subject to compliance with applicable zoning, land use and environmental regulations. We believe federal and state environmental regulations have not had a material effect on operations, but more stringent and varied requirements of local government bodies with respect to zoning, land use and environmental factors could delay construction and increase development costs for new Shacks.
We are also subject to the Fair Labor Standards Act, the Immigration Reform and Control Act of 1986 and various federal and state laws governing such matters as minimum wages, overtime, unemployment tax rates, workers' compensation rates, citizenship requirements and other working conditions. We are also subject to the Americans With Disabilities Act ("ADA"), which prohibits discrimination on the basis of disability in public accommodations and employment, which may require us to design or modify our Shacks to make reasonable accommodations for disabled persons.
Approximately 3% of revenues from our domestic company-operated Shacks is attributable to the sale of alcoholic beverages, namely beer and wine. Alcoholic beverage control regulations require each of our Shacks to apply to a state authority and, in certain locations, county or municipal authorities for a license that must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of daily operations of our Shacks, including the minimum age of patrons and employees, hours of operation, advertising, trade practices, wholesale purchasing, other relationships with alcohol manufacturers, wholesalers and distributors, inventory control and handling, storage and dispensing of alcoholic beverages. We are also subject in certain states to "dram shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance. Two of our domestic company-operated Shacks do not have liquor licenses because of the high cost of a liquor license in that jurisdiction, which has a liquor license quota. We may decide not to obtain liquor licenses in certain jurisdictions due to the high costs associated with obtaining liquor licenses in such jurisdictions.

Our licensing activities are subject to the rules and regulations of the Federal Trade Commission ("FTC") and various state laws regulating the offer and sale of licenses. Substantive state laws that regulate the licensor-licensee relationship exist in a substantial number of states, and bills have been introduced in Congress from time to time that would provide for federal regulation of the licensor-licensee relationship. The state laws often limit, among other things, the duration and scope of non-competition provisions, the ability of a licensor to terminate or refuse to renew a license and the ability of a licensor to designate sources of supply. We believe that our licensing procedures comply in all material respects with both the FTC license rule and all applicable state laws regulating franchising in those states in which we have offered licenses.
SEASONALITY
Our business is subject to seasonal fluctuations in that our Shack sales are typically nominally higher during the summer months, affecting our second and third quarters in a fiscal year.
EMPLOYEES
As of December 31, 2014, we had approximately 1,680 employees, of whom approximately 1,450 are hourly team members, 160 are Shack-level managers and 70 are home office personnel.
AVAILABLE INFORMATION
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the Securities and Exchange Commission (the “SEC”). We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at investor.shakeshack.com when such reports are made available on the SEC’s website. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Item 1A. Risk Factors.
Described below are certain risks that we believe apply to our business and the industry in which we operate. You should carefully consider each of the following risk factors in conjunction with other information provided in this Annual Report on Form 10-K and in our other public disclosures. The risks described below highlight potential events, trends or other circumstances that could adversely affect our business, financial condition, results of operations, cash flows, liquidity or access to sources of financing, and consequently, the market value of our Class A common stock. These risks could cause our future results to differ materially from historical results and from guidance we may provide regarding our expectations of future financial performance. The risks described below are those that we have identified as material and is not an exhaustive list of all the risks we face. There may be others that we have not identified or that we have deemed to be immaterial. All forward-looking statements made by us or on our behalf are qualified by the risks described below.
Risks Related to Our Business
Our long-term success is highly dependent on our ability to successfully identify and secure appropriate sites and timely develop and expand our operations in existing and new markets.
One of the key means of achieving our growth strategies will be through opening and operating new Shacks on a profitable basis for the foreseeable future. We must identify target markets where we can enter or expand, taking into account numerous factors such as the location of our current Shacks, demographics, traffic patterns and information gathered from our various contacts. We may not be able to open our planned new Shacks within budget or on a timely basis, if at all, given the uncertainty of these factors, which could adversely affect our business, financial condition and results of operations. As we operate more Shacks, our rate of expansion relative to the size of our Shack base will eventually decline.
The number and timing of new Shacks opened during any given period may be negatively impacted by a number of factors including, without limitation:

▪	the identification and availability of attractive sites for new Shacks and the ability to negotiate suitable lease terms;

▪	the lack of development and overall decrease in commercial real estate due to a macroeconomic downturn;

▪	recruitment and training of qualified personnel in the local market;

▪	our ability to obtain all required governmental permits, including zonal approvals, on a timely basis;

▪	our ability to control construction and development costs of new Shacks;

▪	competition in new markets, including competition for appropriate sites;

▪	failure of the landlords to timely deliver real estate to us and other landlord delays;

▪	the proximity of potential sites to an existing Shack, and the impact of cannibalization on future growth;

▪	anticipated commercial, residential and infrastructure development near our new Shacks; and

▪	the cost and availability of capital to fund construction costs and pre-opening costs.
Accordingly, we cannot assure you that we will be able to successfully expand as we may not correctly analyze the suitability of a location or anticipate all of the challenges imposed by expanding our operations. Our growth strategy, and the substantial investment associated with the development of each new company-operated Shack, may cause our operating results to fluctuate and be unpredictable or adversely affect our profits. In addition, as has happened when other restaurant concepts have tried to expand, we may find that our concept has limited appeal in new markets or we may experience a decline in the popularity of our concept in the markets in which we operate. If we are unable to expand in existing markets or penetrate new markets, our ability to increase our revenues and profitability may be materially harmed or we may face losses.
Damage to our reputation could negatively impact our business, financial condition and results of operations.
Our reputation and the quality of our brand are critical to our business and success in existing markets, and will be critical to our success as we enter new markets. We believe that we have built our reputation on the high quality of our food and service, our commitment to our guests, our strong employee culture, and the atmosphere and design of our Shacks, and we must protect and grow the value of our brand in order for us to continue to be successful. Any incident that erodes consumer loyalty for our brand could significantly reduce its value and damage our business.
We may be adversely affected by any negative publicity, regardless of its accuracy, including with respect to:

▪	food safety concerns, including food tampering or contamination;

▪	food-borne illness incidents;

▪	the safety of the food commodities we use, particularly beef;

▪	guest injury;

▪	security breaches of confidential guest or employee information;

▪	employment-related claims relating to alleged employment discrimination, wage and hour violations, labor standards or health care and benefit issues; or

▪	government or industry findings concerning our Shacks, restaurants operated by other food service providers, or others across the food industry supply chain.

Also, there has been a marked increase in the use of social media platforms and similar devices, including weblogs (blogs), social media websites and other forms of internet-based communications that provide individuals with access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate as is its impact. Many social media platforms immediately publish the content their subscribers and participants can post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is seemingly limitless and readily available. Information concerning us may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects or business. The harm may be immediate without affording us an opportunity for redress or correction.
Ultimately, the risks associated with any such negative publicity or incorrect information cannot be completely eliminated or mitigated and may materially harm our reputation, business, financial condition and results of operations.
Food safety and food-borne illness incidents may have an adverse effect on our business by not only reducing demand but also increasing operating costs.
Food safety is a top priority, and we dedicate substantial resources to help ensure that our guests enjoy safe, quality food products. However, food-borne illnesses and other food safety issues have occurred in the food industry in the past, and could occur in the future. In addition, consumer preferences could be affected by health concerns about the consumption of beef, our key ingredient. A negative report or negative publicity, whether related to one of our Shacks or to a competitor in the industry, may have an adverse impact on demand for our food and could result in decreased guest traffic to our Shacks. A decrease in guest traffic to our Shacks as a result of these health concerns or negative publicity could materially harm our brand, business, financial condition and results of operations.
Furthermore, our reliance on third-party food suppliers and distributors increases the risk that food-borne illness incidents could be caused by factors outside of our control and that multiple Shacks would be affected rather than a single Shack. We cannot ensure that all food items will be properly maintained during transport throughout the supply chain and that our employees will identify all products that may be spoiled and should not be used in our Shacks. If our guests become ill from food-borne illnesses, we could be forced to temporarily close some Shacks. Furthermore, any instances of food contamination, whether or not at our Shacks, could subject us or our suppliers to a food recall pursuant to the United States Food and Drug Administration's ("FDA") recently enacted Food Safety Modernization Act ("FSMA").
Shortages or interruptions in the supply or delivery of food products could adversely affect our operating results.
We are dependent on frequent deliveries of food products that meet our specifications. Shortages or interruptions in the supply of food products caused by problems in production or distribution, inclement weather, unanticipated demand or other conditions could adversely affect the availability, quality and cost of ingredients, which would adversely affect our operating results.
Our burgers depend on the availability of our proprietary ground beef blend. Availability of our blend depends on two different components; raw material supplied by the slaughterhouses and ground and formed beef patties supplied by regional grinders who further process and convert whole muscle purchased from the slaughterhouses. The primary risk we face is with our regional grinders. If there is an interruption of operation at any one of our regional grinder's facilities, we face an immediate risk because each Shack typically has less than three days of beef patty inventory on hand. However, we have agreements with our regional grinders to provide an alternate back-up supply in the event of a disruption in their operations. In addition, our largest supplier of raw material has agreed to an emergency plan to supply us in the event of a disruption of operations at one of our beef grinders through our broadline distributor's distribution network, but it would not be able to do so immediately.
We currently have five approved sources of raw material in the United States. If there is a supply issue with all U.S. raw material, we have seven approved suppliers in other countries. The risks to using international suppliers are shipping lead time, shipping costs, potential import duties and U.S. customs. It is unknown at this time how long it would take and at what cost the raw material would be to import from any such other country, but the delay and cost would likely be adverse to our business. However, it is our belief that only in the event of extreme disruptions would our operations be materially and adversely affected.
Our international licensed Shacks import most of our proprietary and other core ingredients from the United States and the European Union. If this international supply chain is interrupted, our international licensed operations could encounter supply shortages and incur higher costs.
Our international licensed Shacks import most of our proprietary ingredients from the United States and the European Union ("EU"). For example, our proprietary blend of beef patties and/or raw materials for beef patties originate from the United States and the EU as well as Australia. In addition, our potato buns are exclusively from the United States, and other key items such as crinkle-cut fries and American cheese originate within the United States or the EU. While we have established secondary supply solutions for some of these ingredients, we have not acquired secondary supplies for all of them.
Due to the long lead time and general volatility in the supply chain, the third-party logistic providers for our international licensed Shacks in the Middle East carry one to three months of inventory to allow for delays or interruptions in the supply chain. Specifically, we have had past and ongoing issues ensuring that timely and adequate supplies reach our Middle East Shacks. In the Middle East, our licensee, Alshaya Trading Company W.L.L. ("Alshaya"), delegates the supply function to its own third-party logistics providers in each country in which Alshaya operates, with which we have limited and restricted communication, preventing us from exercising control or instruction over such entities. As a result, in the Middle East, Alshaya has a limited ability to achieve economies of scale and minimize production and freight costs.
The recent sanctions enacted by the Russian Federation on many imported ingredients from the United States, the EU and Australia have affected our Russian licensee's ability to import such ingredients to our Russian Shacks. As a result of the changing and uncertain nature of such sanctions, and although our Russian licensee has identified a back-up supplier, we are unable to guarantee that the licensee will be able to import our proprietary ingredients to supply these Shacks. We have given our licensee in Russia approval to utilize alternative ingredients not affected by the sanctions, but there is a risk that these substitute ingredients may be inferior in taste and quality or come from suppliers that have not been vetted for food safety and quality assurance.
Our U.K. Shack faces challenges in obtaining potato buns and custard, which originate from our U.S. suppliers. While these ingredients have no trade restrictions, they must be shipped from the United States, which poses an ongoing risk of delay in supply deliveries.
Our Turkish Shacks currently import many key ingredients from both the EU and the United States. As is common in many developing markets, regulations are always subject to change which could potentially give rise to import risks should current importation legislation change. We are currently working on local Turkish alternatives to alleviate these risks in the future.
If our international licensed Shacks are unable to obtain our proprietary ingredients in the necessary amounts in a timely fashion as a result of logistics issues, sanctions or other challenges, it could harm its business and adversely affect the licensing fees we receive from Alshaya, adversely impacting our business and results of operations.
We have a limited number of suppliers for our major products and rely on one distribution company for the majority of our domestic distribution needs. If our suppliers or distributor are unable to fulfill their obligations under our arrangements with them, we could encounter supply shortages and incur higher costs.
We have a limited number of suppliers for our major products, including beef patties, potato buns, custard, portobello mushrooms and cheese sauce. In fiscal 2014, we purchased all of our (i) ground beef patties from five suppliers, with approximately 88% of our ground beef patties supplied by one supplier, (ii) potato buns directly from one supplier, (iii) custard base from one supplier, (iv) 'Shroom Burgers from two suppliers, with approximately 50% of our 'Shroom Burgers supplied by each supplier and (v) ShackSauce from two suppliers, with approximately 89% of our ShackSauce supplied by one supplier. Due to this concentration of suppliers, the cancellation of our supply arrangements with any one of these suppliers or the disruption, delay or inability of these suppliers to deliver these major products to our Shacks may materially and adversely affect our results of operations while we establish alternate distribution channels. In addition, if our suppliers fail to comply with food safety or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted. We cannot assure you that we would be able to find replacement suppliers on commercially reasonable terms or a timely basis, if at all.
We contract with one distributor, which we refer to as our "broadline" distributor, to provide virtually all of our food distribution services in the United States. As of December 31, 2014, approximately 88% of our core food and beverage ingredients and 100% of our paper goods and chemicals, collectively representing 45% of our purchases, were processed through our broadline distributor for distribution and delivery to each Shack. As of December 31, 2014, we were utilizing nine affiliated distribution centers and each distribution center carries two to three weeks of inventory for our core ingredients. In the event of a catastrophe, such as a fire, our broadline distributor can supply the Shacks affected by their respective distribution center from another affiliated distribution center. If a catastrophe, such as a fire, were to occur at the distribution center that services the New York and New Jersey Shacks, we would be at immediate risk of product shortages because that distribution center supplies approximately 42% of our domestic company-operated Shacks, which collectively represented approximately 60% of our Shack sales, as of December 31, 2014. The other eight distribution centers collectively supply the other approximately 40% of our domestic company-operated Shacks which represent the remaining approximately 38% of our total Shack sales.
Accordingly, although we believe that alternative supply and distribution sources are available, there can be no assurance that we will continue to be able to identify or negotiate with such sources on terms that are commercially reasonable to us. If our suppliers or distributors are unable to fulfill their obligations under their contracts or we are unable to identify alternative sources, we could encounter supply shortages and incur higher costs, each of which could have a material adverse effect on our results of operations.
Security breaches of confidential guest information, in connection with our electronic processing of credit and debit card transactions, or confidential employee information may adversely affect our business.
Our business requires the collection, transmission and retention of large volumes of guest and employee data, including credit and debit card numbers and other personally identifiable information, in various information technology systems that we maintain and in those maintained by third parties with whom we contract to provide services. The integrity and protection of that guest and employee data is critical to us. Further, our guests and employees have a high expectation that we and our service providers will adequately protect their personal information.

The information, security and privacy requirements imposed by governmental regulation are increasingly demanding. Our systems may not be able to satisfy these changing requirements and guest and employee expectations, or may require significant additional investments or time in order to do so. Efforts to hack or breach security measures, failures of systems or software to operate as designed or intended, viruses, operator error or inadvertent releases of data all threaten our and our service providers' information systems and records. A breach in the security of our information technology systems or those of our service providers could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits. Additionally, a significant theft, loss or misappropriation of, or access to, guests' or other proprietary data or other breach of our information technology systems could result in fines, legal claims or proceedings, including regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, which could disrupt our operations, damage our reputation and expose us to claims from guests and employees, any of which could have a material adverse effect on our financial condition and results of operations.
We face significant competition for guests, and our inability to compete effectively may affect our traffic, Shack sales and Shack-level operating profit margins, which could adversely affect our business, financial condition and results of operations.
The restaurant industry is intensely competitive with many well-established companies that compete directly and indirectly with us with respect to food quality, service, price and value, design and location. We compete in the restaurant industry with national, regional and locally-owned and/or operated limited-service restaurants and full-service restaurants. We compete with (i) "better burger" restaurants, (ii) fast casual restaurants, (iii) quick service restaurants and (iv) casual dining restaurants. Some of our competitors have significantly greater financial, marketing, personnel and other resources than we do, and many of our competitors are well-established in markets in which we have existing Shacks or intend to locate new Shacks. In addition, many of our competitors have greater name recognition nationally or in some of the local markets in which we operate or plan to open Shacks. Any inability to successfully compete with the restaurants in our markets will place downward pressure on our guest traffic and may prevent us from increasing or sustaining our revenues and profitability.
Our continued success depends, in part, on the continued popularity of our menu and the experience we offer guests at our Shacks. Consumer tastes, nutritional and dietary trends, traffic patterns and the type, number, and location of competing restaurants often affect the restaurant business, and our competitors may react more efficiently and effectively to those conditions. In addition, some of our competitors in the past have implemented programs that provide price discounts on certain menu offerings, and they may continue to do so in the future. If we are unable to continue to compete effectively, our traffic, Shack sales and Shack-level operating profit margins could decline and our business, financial condition and results of operations would be adversely affected.
Our expansion into new domestic markets may present increased risks, which could affect our profitability.
We plan to open domestic company-operated Shacks in markets where we have little or no operating experience. Shacks we open in new markets may take longer to reach expected Shack sales and profit levels on a consistent basis, are likely to be less profitable on average than our Manhattan Shacks and may have higher construction, occupancy or operating costs than Shacks we open in existing markets. New markets may have competitive conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets. We may need to make greater investments than we originally planned in advertising and promotional activity in new markets to build brand awareness. We may find it more difficult in new markets to hire, motivate and keep qualified employees who share our values. We may also incur higher costs from entering new markets if, for example, we assign area directors to manage comparatively fewer Shacks than we assign in more developed markets. Also, until we attain a critical mass in a market, the Shacks we do open will have reduced operating leverage. As a result, these new Shacks may be less successful or may achieve target Shack-level operating profit margins at a slower rate, if ever. If we do not successfully execute our plans to enter new markets, our business, financial condition or results of operations could be adversely affected. In addition, we plan to continue to expand into new international markets, which can pose similar and additional challenges in opening new Shacks.
New Shacks, once opened, may not be profitable, and the historical performance of our Shacks may not be indicative of future results.
Our results have been, and in the future may continue to be, significantly impacted by the timing of new Shack openings (often dictated by factors outside of our control), including landlord delays, associated Shack pre-opening costs and operating inefficiencies, as well as changes in our geographic concentration due to the opening of new Shacks. We typically incur the most significant portion of pre-opening costs associated with a given Shack within the three months preceding the opening of the Shack. Our experience has been that labor and operating costs associated with a newly opened Shack for the first several months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of Shack sales. Our new Shacks commonly take eight to 12 weeks to reach planned operating levels due to inefficiencies typically associated with new Shacks, including the training of new personnel, new market learning curves, inability to hire sufficient qualified staff and other factors. We may incur additional costs in new markets, particularly for transportation and distribution, which may impact the profitability of those Shacks. Accordingly, the volume and timing of new Shack openings may have a material adverse impact on our profitability.
In addition, many of our current domestic company-operated Shacks are located in Manhattan and other high revenue markets. As we expand, this percentage will decline and as a result we may not be able to maintain our current average unit volumes ("AUVs") and Shack-level operating profit margins and our business, financial condition and results of operations may be adversely affected.

Although we have specific target operating and financial metrics, new Shacks may not meet these targets or may take longer than anticipated to do so. Any new Shacks we open may not be profitable or achieve operating results similar to those of our existing Shacks, which could adversely affect our business, financial condition or results of operations.
Our Shack sales and profit growth could be adversely affected if same-Shack sales growth is less than we expect.
The level of same-Shack sales growth, which represents the change in year-over-year revenues for domestic company-operated Shacks open for 24 months or longer, could affect our Shack sales growth. Our ability to increase same-Shack sales depends, in part, on our ability to successfully implement our initiatives to build Shack sales. It is possible such initiatives will not be successful, that we will not achieve our target same-Shack sales growth or that same-Shack sales growth could be negative, which may cause a decrease in Shack sales and profit growth that would adversely affect our business, financial condition or results of operations.
Opening new Shacks in existing markets may negatively affect Shack sales at our existing Shacks.
The target consumer base of our Shacks varies by location, depending on a number of factors, including population density, other local restaurants and attractions, area demographics and geography. As a result, the opening of a new Shack in or near markets in which we already have Shacks could adversely affect the Shack sales of those existing Shacks. Existing Shacks could also make it more difficult to build our consumer base for a new Shack in the same market. We will continue to cluster in select markets and open new Shacks in and around areas of existing Shacks that are operating at or near capacity to leverage operational efficiencies and effectively serve our guests. Cannibalization of Shack sales among our Shacks may become significant in the future as we continue to expand our operations and could adversely affect our Shack sales growth, which could, in turn, adversely affect our business, financial condition or results of operations.
Our failure to manage our growth effectively could harm our business and operating results.
Our growth plan includes opening a significant number of new Shacks. Our existing management systems, financial and management controls and information systems may not be adequate to support our planned expansion. Our ability to manage our growth effectively will require us to continue to enhance these systems, procedures and controls and to locate, hire, train and retain management and operating personnel, particularly in new markets. We may not be able to respond on a timely basis to all of the changing demands that our planned expansion will impose on management and on our existing infrastructure, or be able to hire or retain the necessary management and operating personnel, which could harm our business, financial condition or results of operations. These demands could cause us to operate our existing business less effectively, which in turn could cause a deterioration in the financial performance of our existing Shacks. If we experience a decline in financial performance, we may decrease the number of or discontinue Shack openings, or we may decide to close Shacks that we are unable to operate in a profitable manner.
Our plans to open new Shacks, and the ongoing need for capital expenditures at our existing Shacks, require us to spend capital.
Our growth strategy depends on opening new Shacks, which will require us to use cash flows from operations and a portion of the net proceeds from our initial public offering. We cannot assure you that cash flows from operations and the net proceeds from our initial public offering will be sufficient to allow us to implement our growth strategy. If these funds are not allocated efficiently among our various projects, or if any of these initiatives prove to be unsuccessful, we may experience reduced profitability and we could be required to delay, significantly curtail or eliminate planned Shack openings, which could have a material adverse effect on our business, financial condition and results of operations.
In addition, as our Shacks mature, our business will require capital expenditures for the maintenance, renovation and improvement of existing Shacks to remain competitive and maintain the value of our brand standard. This creates an ongoing need for cash, and, to the extent we cannot fund capital expenditures from cash flows from operations, funds will need to be borrowed or otherwise obtained.
If the costs of funding new Shacks or renovations or enhancements to existing Shacks exceed budgeted amounts, and/or the time for building or renovation is longer than anticipated, our profits could be reduced. Additionally, recent inflation of material and labor costs have resulted in higher construction costs. If we cannot access the capital we need, we may not be able to execute our growth strategy, take advantage of future opportunities or respond to competitive pressures.
We are subject to risks associated with leasing property subject to long-term non-cancelable leases.
We do not own any real property and all of our domestic company-operated Shacks are located on leased premises. The leases for our Shacks generally have initial terms ranging from 10 to 20 years and typically provide for two five-year renewal options as well as for rent escalations. However, the license agreement for our Madison Square Park Shack can be terminated by the New York City Commissioner of Parks for any reason on 25 days' written notice.
Generally, our leases are net leases that require us to pay our share of the costs of real estate taxes, utilities, building operating expenses, insurance and other charges in addition to rent. We generally cannot cancel these leases. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If we close a Shack, we may still be obligated to perform our monetary obligations under the applicable lease, including, among other things, payment of the base rent for the remaining lease term. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close Shacks in desirable locations. We depend on cash flows from operations to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities, and sufficient funds are not otherwise available to us from borrowings under the Revolving Credit Facility or other sources, we may not be able to service our lease expenses or fund our other liquidity and capital needs, which would materially affect our business.
We depend on key members of our executive management team.
We depend on the leadership and experience of our key executive management team. The loss of the services of any of our executive management team members could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace such personnel on a timely basis or without incurring increased costs, or at all. We do not maintain key person life insurance policies on any of our executive officers. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified personnel. There is a high level of competition for experienced, successful personnel in our industry. Our inability to meet our executive staffing requirements in the future could impair our growth and harm our business.
Our inability to identify qualified individuals for our workforce could slow our growth and adversely impact our ability to operate our Shacks.
We believe that the "Enlightened Hospitality" culture of our Shack team is the single most important factor to our success. Accordingly, our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified managers and associates to meet the needs of our existing Shacks and to staff new Shacks. We aim to hire warm, friendly, motivated, caring, self-aware and intellectually curious individuals, who are excited and committed to championship performance, remarkable and enriching hospitality, embodying our culture and actively growing themselves and our brand. A sufficient number of qualified individuals to fill these positions and qualifications may be in short supply in some communities. Competition in these communities for qualified staff could require us to pay higher wages and provide greater benefits, especially if there is significant improvement in regional or national economic conditions. We place a heavy emphasis on the qualification and training of our personnel and spend a significant amount of time and money on training our employees. Any inability to recruit and retain qualified individuals may result in higher turnover and increased labor costs, and could compromise the quality of our service, all of which could adversely affect our business. Any such inability could also delay the planned openings of new Shacks and could adversely impact our existing Shacks. Any such inability to retain or recruit qualified employees, increased costs of attracting qualified employees or delays in Shack openings could adversely affect our business and results of operations.
Unionization activities may disrupt our operations and affect our profitability.
Although none of our employees are currently covered under collective bargaining agreements, our employees may elect to be represented by labor unions in the future. If a significant number of our employees were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements, it could adversely affect our business, financial condition or results of operations. In addition, a labor dispute involving some or all of our employees may harm our reputation, disrupt our operations and reduce our revenues, and resolution of disputes may increase our costs. Further, if we enter into a new market with unionized construction companies, or the construction companies in our current markets become unionized, construction and build out costs for new Shacks in such markets could materially increase.
Increased food commodity and energy costs could decrease our Shack-level operating profit margins or cause us to limit or otherwise modify our menu, which could adversely affect our business.
Our profitability depends in part on our ability to anticipate and react to changes in the price and availability of food commodities, including among other things beef, poultry, grains, dairy and produce. Prices may be affected due to market changes, increased competition, the general risk of inflation, shortages or interruptions in supply due to weather, disease or other conditions beyond our control, or other reasons. For example, certain regions of the United States experienced a significant drought in 2014, which increased the price of certain food commodities, including beef, dairy and produce. Other events could increase commodity prices or cause shortages that could affect the cost and quality of the items we buy or require us to further raise prices or limit our menu options. These events, combined with other more general economic and demographic conditions, could impact our pricing and negatively affect our Shack sales and Shack-level operating profit margins. While we have been able to partially offset inflation and other changes in the costs of core operating resources by gradually increasing menu prices, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. From time to time, competitive conditions could limit our menu pricing flexibility. In addition, macroeconomic conditions could make additional menu price increases imprudent. There can be no assurance that future cost increases can be offset by increased menu prices or that increased menu prices will be fully absorbed by our guests without any resulting change to their visit frequencies or purchasing patterns. In addition, there can be no assurance that we will generate same-Shack sales growth in an amount sufficient to offset inflationary or other cost pressures.
We do not currently hedge our commodity risks. We may decide to enter into certain forward pricing arrangements with our suppliers, which could result in fixed or formula-based pricing with respect to certain food products. However, these arrangements generally are relatively short in duration and may provide only limited protection from price changes. In addition, the use of these arrangements may limit our ability to benefit from favorable price movements.
Our profitability also is adversely affected by increases in the price of utilities, such as natural gas, electric, and water, whether as a result of inflation, shortages or interruptions in supply, or otherwise. Our ability to respond to increased costs by increasing prices or by implementing alternative processes or products will depend on our ability to anticipate and react to such increases and other more general economic and demographic conditions, as well as the responses of our competitors and guests. All of these things may be difficult to predict and beyond our control. In this manner, increased costs could adversely affect our results of operations.
Higher health care costs and labor costs could adversely affect our business.
With the passage in 2010 of the U.S. Patient Protection and Affordable Care Act (the "ACA"), we are required to provide affordable coverage, as defined in the ACA, to all employees, or otherwise be subject to a payment per employee based on the affordability criteria in the ACA. Many of these requirements will be phased in over a period of time, with the majority of the most impactful provisions affecting us presently anticipated to begin in the second quarter of fiscal 2015. Additionally, some states and localities have passed state and local laws mandating the provision of certain levels of health benefits by some employers. Increased health care and insurance costs could have a material adverse effect on our business, financial condition and results of operations. In addition, changes in federal or state workplace regulations could adversely affect our ability to meet our financial targets.
Various federal and state labor laws govern our relationships with our employees and affect operating costs. These laws include employee classifications as exempt or non-exempt, minimum wage requirements, unemployment tax rates, workers' compensation rates, overtime, family leave, safety standards, payroll taxes, citizenship requirements and other wage and benefit requirements for employees classified as non-exempt. As our team members are paid at rates set above, but related to, the applicable minimum wage, further increases in the minimum wage could increase our labor costs. Significant additional government regulations could materially affect our business, financial condition and results of operations.
We are subject to many federal, state and local laws with which compliance is both costly and complex.
The restaurant industry is subject to extensive federal, state and local laws and regulations, including the recently enacted comprehensive health care reform legislation discussed above, those relating to building and zoning requirements and those relating to the preparation and sale of food. Such laws and regulations are subject to change from time to time. The failure to comply with these laws and regulations could adversely affect our operating results. Typically, licenses, permits and approvals under such laws and regulations must be renewed annually and may be revoked, suspended or denied renewal for cause at any time if governmental authorities determine that our conduct violates applicable regulations. Difficulties or failure to maintain or obtain the required licenses, permits and approvals could adversely affect our existing Shacks and delay or result in our decision to cancel the opening of new Shacks, which would adversely affect our business.
The development and operation of Shacks depend, to a significant extent, on the selection of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements. We are also subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards.
There is also a potential for increased regulation of certain food establishments in the United States, where compliance with a Hazard Analysis and Critical Control Points ("HACCP") approach may now be required. HACCP refers to a management system in which food safety is addressed through the analysis and control of potential hazards from production, procurement and handling, to manufacturing, distribution and consumption of the finished product. Many states have required restaurants to develop and implement HACCP Systems, and the United States government continues to expand the sectors of the food industry that must adopt and implement HACCP programs. For example, FSMA signed into law in January 2011, granted the FDA new authority regarding the safety of the entire food system, including through increased inspections and mandatory food recalls. Although restaurants are specifically exempted from or not directly implicated by some of these new requirements, we anticipate that the new requirements may impact our industry. Additionally, our suppliers may initiate or otherwise be subject to food recalls that may impact the availability of certain products, result in adverse publicity or require us to take actions that could be costly for us or otherwise impact our business.
We are subject to the ADA, which, among other things, requires our Shacks to meet federally mandated requirements for the disabled. The ADA prohibits discrimination in employment and public accommodations on the basis of disability. Under the ADA, we could be required to expend funds to modify our Shacks to provide service to, or make reasonable accommodations for the employment of, disabled persons. In addition, our employment practices are subject to the requirements of the Immigration and Naturalization Service relating to citizenship and residency.
In addition, our licensing activities are subject to laws enacted by a number of states, rules and regulations promulgated by the U.S. Federal Trade Commission and certain rules and requirements regulating licensing activities in foreign countries. Failure to comply with new or existing licensing laws, rules and regulations in any jurisdiction or to obtain required government approvals could negatively affect our licensing sales and our relationships with our licensees.
The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations, or our inability to respond effectively to significant regulatory or public policy issues, could increase our compliance and other costs of doing business and, therefore, have an adverse effect on our results of operations. Failure to comply with the laws and regulatory requirements of federal, state and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability. In addition, certain laws, including the ADA, could require us to expend significant funds to make modifications to our Shacks if we failed to comply with applicable standards. Compliance with all of these laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings.

Our marketing strategies and channels will evolve and our programs may or may not be successful.
Shake Shack is a small, but growing brand. We incur costs and expend other resources in our marketing efforts to attract and retain guests. The brand's promotion includes public relations, digital and social media, promotions, and in-store messaging, which require less marketing spend as compared to traditional marketing programs. Currently, the amount of discounted promotions and advertising we do is nominal. As the number of Shacks increases, and as we expand into new markets, we expect to increase our investment in advertising and consider additional promotional activities. Accordingly, in the future, we will incur greater marketing expenditures, resulting in greater financial risk and a greater impact on our Company.
Some of these initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenues. Additionally, some of our competitors have greater financial resources, which enable them to spend significantly more on marketing and advertising than we are able to at this time. Should our competitors increase spending on marketing and advertising or our marketing funds decrease for any reason, or should our advertising and promotions be less effective than those of our competitors, there could be a material adverse effect on our results of operations and financial condition.
Changes in economic conditions, including continuing effects from the recent recession, could materially affect our business, financial condition and results of operations.
The restaurant industry depends on consumer discretionary spending. During the economic downturn starting in 2008, continuing disruptions in the overall economy, including the ongoing impacts of the housing crisis, high unemployment, and financial market volatility and unpredictability, caused a related reduction in consumer confidence, which negatively affected the restaurant industry. These factors, as well as national, regional and local regulatory and economic conditions, gasoline prices, energy and other utility costs, inclement weather, conditions in the residential real estate and mortgage markets, health care costs, access to credit, disposable consumer income and consumer confidence, affect discretionary consumer spending. If these economic conditions persist or worsen, guest traffic could be adversely impacted if our guests choose to dine out less frequently or reduce the amount they spend on meals while dining out. If such negative economic conditions persist for a long period of time or become more pervasive, consumer changes to their discretionary spending behavior, including the frequency with which they dine out, could be more permanent. If Shack sales decrease, our profitability could decline as we spread fixed costs across a lower level of Shack sales. Prolonged negative trends in Shack sales could cause us to, among other things, reduce the number and frequency of new Shack openings, close Shacks or delay remodeling of our existing Shacks or take asset impairment charges.
Changes to estimates related to our property, fixtures and equipment or operating results that are lower than our current estimates at certain Shacks may cause us to incur impairment charges on certain long-lived assets, which may adversely affect our results of operations.
In accordance with accounting guidance as it relates to the impairment of long-lived assets, we make certain estimates and projections with regard to individual Shack operations, as well as our overall performance, in connection with our impairment analyses for long-lived assets. If an impairment indicator was deemed to exist for a Shack, the estimated undiscounted future cash flows would be compared to its carrying value. If the carrying value exceeds the undiscounted cash flows, we would recognize an impairment charge equal to the difference between the carrying value and the fair value. The projections of future cash flows used in these analyses require the use of judgment and a number of estimates and projections of future operating results. If actual results differ from our estimates, additional charges for asset impairments may be required in the future.
We rely on a limited number of licensees for the operation of our licensed Shacks, and we have limited control with respect to the operations of our licensed Shacks, which could have a negative impact on our reputation and business.
We rely, in part, on our licensees and the manner in which they operate their Shacks to develop and promote our business. As of December 31, 2014, two licensees operated all of our domestic licensed Shacks and Alshaya, through affiliated and unaffiliated third party sub-licensees, operated all of our international licensed Shacks. Our licensees are required to operate their Shacks according to the specific guidelines we set forth that are essential to maintaining brand integrity and reputation as well as in accordance with all laws and regulations applicable to Shake Shack and its subsidiaries, and all laws and regulations applicable in the countries in which we operate. We provide training to these licensees to integrate them into our operating strategy and culture. However, since we do not have day-to-day control over all of these Shacks, we cannot give assurance that there will not be differences in product and service quality, operations, marketing or profitably or that there will be adherence to all of our guidelines and applicable laws at these Shacks. In addition, if our licensees fail to make investments necessary to maintain or improve their Shacks, guest preference for the Shake Shack brand could suffer. Failure of these Shacks to operate effectively could adversely affect our cash flows from those operations or have a negative impact on our reputation or our business.
Although we have developed criteria to evaluate and screen prospective developers and licensees, we cannot be certain that the developers and licensees we select will have the business acumen necessary to open and operate successful licensed Shacks in their licensing areas. Our licensees compete for guests with other restaurants in their geographic markets, and the ability of our licensees to compete for guests directly impacts our results of operations, as well as the desirability of our brand to prospective licensees. Licensees may not have access to the financial or management resources that they need to open the Shacks contemplated by their agreements with us or to be able to find suitable sites on which to develop them, or they may elect to cease development for other reasons. Licensees may not be able to negotiate acceptable lease or purchase terms for the sites, obtain the necessary permits and governmental approvals or meet construction schedules. Additionally, financing from banks and other financial institutions may not always be available to licensees to construct and open new Shacks. Any of these problems could slow our growth from licensing operations and reduce our licensing revenues.
A challenging economic environment may affect our licensees, with adverse consequences to us.
Our operating results are impacted by the ability of our licensees to generate revenues at their licensed Shacks. It is possible that, in a challenging economic environment, some licensees could file for bankruptcy or become delinquent in their payments to us, which could have significant adverse impacts on our business due to the loss or delay in payments of licensing and other fees. Bankruptcy or other adverse performance by our licensees could negatively impact our market share and operating results as we may have fewer well-performing Shacks, and adversely impact our ability to attract new licensees.
If we are unable to maintain good relationships with our licensees, revenues could decrease and we may be unable to expand our presence in certain markets.
Our licensees pay us a license fee and certain other fees pursuant to our license agreements. The viability of our licensing business depends on our ability to establish and maintain good relationships with our licensees. In particular, our relationship with our international licensee, who is our sole international licensee and has an exclusive right to open new Shacks in certain markets, is critical to our international operations.
The value of our brand and the rapport that we maintain with our licensees are important factors for potential licensees considering doing business with us. If we are unable to maintain good relationships with licensees, we may be unable to renew license agreements and opportunities for developing new relationships with additional licensees may be adversely affected. This, in turn, could have an adverse effect on our results of operations.
Our license agreements require us and our licensees to comply with operational and performance conditions that are subject to interpretation and could result in disagreements. At any given time, we may be in disputes with one or more of our licensees. An adverse result in any such dispute could adversely impact our results of operations and business.
We rely heavily on information technology, and any material failure, weakness, interruption or breach of security could prevent us from effectively operating our business.
We rely heavily on information systems, including point-of-sale processing in our Shacks, for management of our supply chain, accounting, payment of obligations, collection of cash, credit and debit card transactions and other processes and procedures. Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these systems. Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses and other disruptive problems. The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, expanding our systems as we grow or a breach in security of these systems could result in interruptions to or delays in our business and guest service and reduce efficiency in our operations. If our information technology systems fail and our redundant systems or disaster recovery plans are not adequate to address such failures, or if our business interruption insurance does not sufficiently compensate us for any losses that we may incur, our revenues and profits could be reduced and the reputation of our brand and our business could be materially adversely affected. In addition, remediation of such problems could result in significant, unplanned capital investments.
Legislation and regulations requiring the display and provision of nutritional information for our menu offerings, and new information or attitudes regarding diet and health or adverse opinions about the health effects of consuming our menu offerings, could affect consumer preferences and negatively impact our business, financial condition and results of operations.
We serve burgers, hot dogs, crinkle-cut fries, shakes, frozen custard, beer and wine. Government regulation and consumer eating habits may impact our business as a result of changes in attitudes regarding diet and health or new information regarding the health effects of consuming our menu offerings. These changes have resulted in, and may continue to result in, the enactment of laws and regulations that impact the ingredients and nutritional content of our menu offerings, or laws and regulations requiring us to disclose the nutritional content of our food offerings.
For example, a number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information to customers, or have enacted legislation restricting the use of certain types of ingredients in restaurants. Furthermore, the Patient Protection and Affordable Care Act of 2010 (the "PPACA") establishes a uniform, federal requirement for certain restaurants to post certain nutritional information on their menus. Specifically, the PPACA amended the Federal Food, Drug and Cosmetic Act to require certain chain restaurants to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. The PPACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information. The PPACA further permits the FDA to require covered restaurants to make additional nutrient disclosures, such as disclosure of trans-fat content. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions or the nutritional content of our menu items could negatively influence the demand for our offerings.

We cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions or our ability to successfully implement the nutrient content disclosure requirements and to adapt our menu offerings to trends in eating habits. The imposition of menu-labeling laws could have an adverse effect on our results of operations and financial position, as well as the hospitality industry in general.
Our insurance may not provide adequate levels of coverage against claims.
We believe that we maintain insurance customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Such losses could have a material adverse effect on our business and results of operations.
Because a component of our strategy is to continue to grow our licensed business internationally, the risks of doing business internationally could lower our revenues, increase our costs, reduce our profits or disrupt our business.
Twenty-seven of our 32 licensed Shacks as of December 31, 2014 are located outside the United States and we expect to continue to expand our licensed Shacks internationally. As a result, we are and will be, on an increasing basis, subject to the risks of doing business outside the United States, including:

▪	changes in foreign currency exchange rates or currency restructurings and hyperinflation or deflation in the countries in which we operate;

▪	the imposition of restrictions on currency conversion or the transfer of funds or limitations on our ability to repatriate non-U.S. earnings in a tax effective manner;

▪	the presence and acceptance of varying levels of business corruption in international markets;

▪
the ability to comply with, or impact of complying with, complex and changing laws, regulations and policies of foreign governments that may affect investments or operations, including foreign ownership restrictions, import and export controls, tariffs, embargoes, intellectual property, licensing requirements and regulations, increase in taxes paid and other changes in applicable tax laws;

▪	the difficulties involved in managing an organization doing business in many different countries;

▪
the ability to comply with, or impact of complying with, complex and changing laws, regulations and economic political policies of the U.S. government, including U.S. laws and regulations relating to economic sanctions, export controls and anti-boycott requirements;

▪	increase in an anti-American sentiment and the identification of the licensed brand as an American brand;

▪	the effect of disruptions caused by severe weather, natural disasters, outbreak of disease or other events that make travel to a particular region less attractive or more difficult; and

▪	political and economic stability.
Any or all of these factors may adversely affect the performance of and licensing fees we receive from our licensed Shacks located in international markets. Our international licensed Shacks operate in several volatile regions that are subject to geopolitical and socio-political factors that pose risk to our business operations. In particular, our licensee has been negatively impacted by currency devaluation in Russia and we have seen a reduction in licensing revenue from our two Russian Shacks. If conditions persist or worsen, it is possible that our licensee may choose to close one or both Shacks. In addition, the economy of any region in which our Shacks are located may be adversely affected to a greater degree than that of other areas of the country or the world by certain developments affecting industries concentrated in that region or country. While these factors and the impact of these factors are difficult to predict, any one or more of them could lower our revenues, increase our costs, reduce our profits or disrupt our business, and, as our international licensed operations increase, these risks will become more pronounced.
Because of our international licensed operations, we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery and anti-kickback laws.
A significant portion of our licensed operations are located outside the United States. The U.S. Foreign Corrupt Practices Act, and other similar anti-bribery and anti-kickback laws and regulations, generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. While our license agreements mandate compliance with applicable law, we cannot assure you that we will be successful in preventing our employees or other agents from taking actions in violation of these laws or regulations. Such violations, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, results of operations and cash flows.
Changes in statutory, regulatory, accounting, and other legal requirements could potentially impact our operating and financial results.
We are subject to numerous statutory, regulatory and legal requirements, domestically and abroad. Our operating results could be negatively impacted by developments in these areas due to the costs of compliance in addition to possible government penalties and litigation in the event of deemed noncompliance. Changes in the regulatory environment in the area of food safety, privacy and information security, wage and hour laws, among others, could potentially impact our operations and financial results.
We lease all of our domestic company-operated Shacks, and each is classified as an operating lease. The Financial Accounting Standards Board has issued an exposure draft that will revise lease accounting and require many leases currently considered to be operating leases to instead be classified as capital leases. The primary impact to this exposure draft would be that such leases would be recorded on the balance sheet as debt, and they currently have an off-balance sheet classification as operating leases. The timeline for effectiveness of this pronouncement, as well as the final guidelines and potential financial impact, are unclear at this point.
Fluctuations in our tax obligations and effective tax rate and realization of our deferred tax assets may result in volatility of our operating results.
We are subject to income taxes in various U.S. and foreign jurisdictions. We record tax expense based on our estimates of future payments, which may include reserves for uncertain tax positions in multiple tax jurisdictions, and valuation allowances related to certain net deferred tax assets. At any one time, many tax years may be subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. We expect that throughout the year there could be ongoing variability in our quarterly tax rates as events occur and exposures are evaluated.
In addition, our effective tax rate in a given financial statement period may be materially impacted by a variety of factors including but not limited to changes in the mix and level of earnings, varying tax rates in the different jurisdictions in which we operate, fluctuations in the valuation allowance or by changes to existing accounting rules or regulations. Further, tax legislation may be enacted in the future which could negatively impact our current or future tax structure and effective tax rates.
We may not be able to adequately protect our intellectual property, which, in turn, could harm the value of our brands and adversely affect our business.
Our ability to implement our business plan successfully depends in part on our ability to further build brand recognition using our trademarks, service marks, proprietary products and other intellectual property, including our name and logos and the unique character and atmosphere of our Shacks. We rely on U.S. and foreign trademark, copyright, and trade secret laws, as well as license agreements, nondisclosure agreements, and confidentiality and other contractual provisions to protect our intellectual property. Nevertheless, our competitors may develop similar menu items and concepts, and adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and other intellectual property.
The success of our business depends on our continued ability to use our existing trademarks and service marks to increase brand awareness and further develop our brand in both domestic and international markets. We have registered and applied to register trademarks and service marks in the United States and foreign jurisdictions. We may not be able to adequately protect our trademarks and service marks, and our competitors and others may successfully challenge the validity and/or enforceability of our trademarks and service marks and other intellectual property. The steps we have taken to protect our intellectual property in the United States and in foreign countries may not be adequate. In addition, the laws of some foreign countries do not protect intellectual property to the same extent as the laws of the United States.
If our efforts to maintain and protect our intellectual property are inadequate, or if any third party misappropriates, dilutes or infringes on our intellectual property, the value of our brands may be harmed, which could have a material adverse effect on our business and might prevent our brands from achieving or maintaining market acceptance.
We may also from time to time be required to institute litigation to enforce our trademarks, service marks and other intellectual property. Such litigation could result in substantial costs and diversion of resources and could negatively affect our sales, profitability and prospects regardless of whether we are able to successfully enforce our rights.
Third parties may assert that we infringe, misappropriate or otherwise violate their intellectual property and may sue us for intellectual property infringement. Even if we are successful in these proceedings, we may incur substantial costs, and the time and attention of our management and other personnel may be diverted in pursuing these proceedings. If a court finds that we infringe a third party's intellectual property, we may be required to pay damages and/or be subject to an injunction. With respect to any third party intellectual property that we use or wish to use in our business (whether or not asserted against us in litigation), we may not be able to enter into licensing or other arrangements with the owner of such intellectual property at a reasonable cost or on reasonable terms.
Restaurant companies have been the target of class action lawsuits and other proceedings that are costly, divert management attention and, if successful, could result in our payment of substantial damages or settlement costs.
Our business is subject to the risk of litigation by employees, guests, suppliers, licensees, stockholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action and regulatory actions, is difficult to assess or quantify. In recent years, restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted from time to time alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal deductions, overtime eligibility of assistant managers and failure to pay for all hours worked. While we have not been a party to any of these types of lawsuits in the past, there can be no assurance that we will not be named in any such lawsuit in the future or that we would not be required to pay substantial expenses and/or damages.

Occasionally, our guests file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to one of our Shacks, including actions seeking damages resulting from food-borne illness or accidents in our Shacks. We are also subject to a variety of other claims from third parties arising in the ordinary course of our business, including contract claims. The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their customers.
Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations. In addition, they may generate negative publicity, which could reduce guest traffic and Shack sales. Although we maintain what we believe to be adequate levels of insurance, insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims or any adverse publicity resulting from claims could adversely affect our business and results of operations.
Our business is subject to risks related to our sale of alcoholic beverages.
We serve beer and wine at most of our Shacks. Alcoholic beverage control regulations generally require our Shacks to apply to a state authority and, in certain locations, county or municipal authorities for a license that must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of daily operations of our Shacks, including minimum age of patrons and employees, hours of operation, advertising, trade practices, wholesale purchasing, other relationships with alcohol manufacturers, wholesalers and distributors, inventory control and handling, storage and dispensing of alcoholic beverages. Any future failure to comply with these regulations and obtain or retain licenses could adversely affect our business, financial condition and results of operations.
We are also subject in certain states to "dram shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance. Recent litigation against restaurant chains has resulted in significant judgments and settlements under dram shop statutes. Because these cases often seek punitive damages, which may not be covered by insurance, such litigation could have an adverse impact on our business, results of operations or financial condition. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from operations and hurt our financial performance. A judgment significantly in excess of our insurance coverage or not covered by insurance could have a material adverse effect on our business, results of operations or financial condition.
Our business is subject to seasonal fluctuations.
Our business is subject to seasonal fluctuations in that our Shack sales are typically nominally higher during the summer months affecting the second and third quarters of the fiscal year. Our quarterly results have been and will continue to be affected by the timing of new Shack openings and their associated pre-opening costs. As a result of these factors, our financial results for any single quarter or for periods of less than a year are not necessarily indicative of the results that may be achieved for a full fiscal year.
Because many of our domestic company-operated Shacks are concentrated in local or regional areas, we are susceptible to economic and other trends and developments, including adverse weather conditions, in these areas.
Our financial performance is highly dependent on Shacks located in the Northeast and the New York City metropolitan area, which comprised approximately 55% (or 17 out of 31) of our total domestic company-operated Shacks as of December 31, 2014. As a result, adverse economic conditions in any of these areas could have a material adverse effect on our overall results of operations. In addition, given our geographic concentrations, negative publicity regarding any of our Shacks in these areas could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, terrorist attacks, increases in energy prices, inclement weather or natural or man-made disasters.
In particular, adverse weather conditions, such as regional winter storms, floods, severe thunderstorms and hurricanes, could negatively impact our results of operations. For example, we experienced temporary Shack closures on the east coast due to Superstorm Sandy, which resulted in the closing of 11 Shacks for at least one day. Temporary or prolonged Shack closures may occur and guest traffic may decline due to the actual or perceived effects of future weather related events.
Risks Related to Our Organizational Structure
We are a holding company and our principal asset is our interest in SSE Holdings, and, accordingly, we will depend on distributions from SSE Holdings to pay our taxes and expenses, including payments under the Tax Receivable Agreement. SSE Holdings' ability to make such distributions may be subject to various limitations and restrictions.
We are a holding company and have no material assets other than our ownership interest in SSE Holdings. As such, we will have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses or declare and pay dividends in the future, if any, will be dependent upon the financial results and cash flows of SSE Holdings and its subsidiaries and distributions we receive from SSE Holdings. There can be no assurance that SSE Holdings and its subsidiaries or affiliates will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in our debt instruments, will permit such distributions.
SSE Holdings will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to its members, including us. Accordingly, we will incur income taxes on our allocable share of any net taxable income of SSE Holdings. Under the terms of the SSE Holdings LLC Agreement, SSE Holdings is obligated to make tax distributions to its members, including us. In addition to tax expenses, we will also incur expenses related to our operations, including payments under the Tax Receivable Agreement, which we expect could be significant. We intend, as its managing member, to cause SSE Holdings to make cash distributions to its members in an amount sufficient to (i) fund all or part of their tax obligations in respect of taxable income allocated to them and (ii) cover our operating expenses, including payments under the Tax Receivable Agreement. However, SSE Holdings' ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which SSE Holdings is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering SSE Holdings insolvent. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations, we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement. In addition, if SSE Holdings does not have sufficient funds to make distributions, our ability to declare and pay cash dividends will also be restricted or impaired.
Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Continuing SSE Equity Owners that will not benefit Class A common stockholders to the same extent as it will benefit the Continuing SSE Equity Owners.
We are a party to the Tax Receivable Agreement with the Continuing SSE Equity Owners. Under the Tax Receivable Agreement, we are required to make cash payments to the Continuing SSE Equity Owners equal to 85% of the tax benefits, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (1) the increases in the tax basis of assets of SSE Holdings resulting from any redemptions or exchanges of LLC Interests from the Continuing SSE Equity Owners or any prior sales of interests in SSE Holdings and (2) certain other tax benefits related to our making payments under the Tax Receivable Agreement.
We expect that the amount of the cash payments that we are required to make under the Tax Receivable Agreement will be significant. Any payments made by us to the Continuing SSE Equity Owners under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the Tax Receivable Agreement. Payments under the Tax Receivable Agreement are not conditioned on any Continuing SSE Equity Owner's continued ownership of LLC Interests or our Class A common stock after the IPO.
The actual amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of redemptions or exchanges by the holders of LLC Interests, the amount of gain recognized by such holders of LLC Interests, the amount and timing of the taxable income we generate in the future, and the federal tax rates then applicable.
In certain cases, payments under the Tax Receivable Agreement to the Continuing SSE Equity Owners may be accelerated or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement.
The Tax Receivable Agreement provides that, upon certain mergers, asset sales, other forms of business combinations or other changes of control or if, at any time, we elect an early termination of the Tax Receivable Agreement, then our obligations, or our successor's obligations, under the Tax Receivable Agreement to make payments thereunder would be based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement.
As a result of the foregoing, (i) we could be required to make payments under the Tax Receivable Agreement that are greater than the specified percentage of the actual benefits we ultimately realize in respect of the tax benefits that are subject to the Tax Receivable Agreement and (ii) if we elect to terminate the Tax Receivable Agreement early, we would be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the Tax Receivable Agreement, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to fund or finance our obligations under the Tax Receivable Agreement.
We will not be reimbursed for any payments made to the Continuing SSE Equity Owners under the Tax Receivable Agreement in the event that any tax benefits are disallowed.
Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, and the Internal Revenue Service (the "IRS") or another tax authority may challenge all or part of the tax basis increases, as well as other related tax positions we take, and a court could sustain such challenge. If the outcome of any such challenge would reasonably be expected to materially affect a recipient's payments under the Tax

Receivable Agreement, then we will not be permitted to settle or fail to contest such challenge without the consent (not to be unreasonably withheld or delayed) of each Continuing SSE Equity Owner that directly or indirectly owns at least 10% of the outstanding LLC Interests. We will not be reimbursed for any cash payments previously made to the Continuing SSE Equity Owners under the Tax Receivable Agreement in the event that any tax benefits initially claimed by us and for which payment has been made to a Continuing SSE Equity Owner are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us to a Continuing SSE Equity Owner will be netted against any future cash payments that we might otherwise be required to make to such Continuing SSE Equity Owner under the terms of the Tax Receivable Agreement. However, we might not determine that we have effectively made an excess cash payment to a Continuing SSE Equity Owner for a number of years following the initial time of such payment and, if any of our tax reporting positions are challenged by a taxing authority, we will not be permitted to reduce any future cash payments under the Tax Receivable Agreement until any such challenge is finally settled or determined. As a result, payments could be made under the Tax Receivable Agreement in excess of the tax savings that we realize in respect of the tax attributes with respect to a Continuing SSE Equity Owner that are the subject of the Tax Receivable Agreement.
Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results of operations and financial condition.
We are subject to taxes by the U.S. federal, state, local and foreign tax authorities, and our tax liabilities will be affected by the allocation of expenses to differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

▪	changes in the valuation of our deferred tax assets and liabilities;

▪	expected timing and amount of the release of any tax valuation allowance;

▪	tax effects of stock-based compensation;

▪	changes in tax laws, regulations or interpretations thereof; or

▪	future earnings being lower than anticipated in jurisdictions where we have lower statutory tax rates and higher than anticipated earnings in jurisdictions where we have higher statutory tax rates.
In addition, we may be subject to audits of our income, sales and other transaction taxes by U.S. federal, state, local and foreign taxing authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.
Shake Shack is controlled by the Continuing SSE Equity Owners, whose interests may differ from those of our public stockholders.
The Continuing SSE Equity Owners control approximately 83.2% of the combined voting power of our common stock through their ownership of both Class A common stock and Class B common stock. The Continuing SSE Equity Owners, for the foreseeable future, have significant influence over corporate management and affairs, and control virtually all matters requiring stockholder approval. The Continuing SSE Equity Owners are able to, subject to applicable law, and the voting arrangements allow the Continuing SSE Equity Owners to, elect a majority of the members of our Board of Directors and control actions to be taken by us and our Board of Directors, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. It is possible that the interests of the Continuing SSE Equity Owners may in some circumstances conflict with our interests and the interests of our other stockholders, including you. For example, the Continuing SSE Equity Owners may have different tax positions from us, especially in light of the Tax Receivable Agreement, that could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when Shake Shack should terminate the Tax Receivable Agreement and accelerate its obligations thereunder. In addition, the determination of future tax reporting positions, the structuring of future transactions and the handling of any future challenges by any taxing authority to our tax reporting positions may take into consideration these Continuing SSE Equity Owners' tax or other considerations, which may differ from the considerations of us or our other stockholders.
In addition, certain of the Continuing SSE Equity Owners are in the business of making or advising on investments in companies and may hold, and may from time to time in the future acquire interests in or provide advice to businesses that directly or indirectly compete with certain portions of our business or the business of our suppliers. Our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, none of the Continuing SSE Equity Owners or any director who is not employed by us or his or her affiliates has any duty to refrain from engaging in a corporate opportunity in the same or similar lines of business as us. The Continuing SSE Equity Owners may also pursue acquisitions that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.
We are a "controlled company" within the meaning of the New York Stock Exchange listing standards and, as a result, will qualify for, and rely on, exemptions from certain corporate governance requirements. You will not have the same protections with respect to the requirements that we are exempt from as are afforded to stockholders of companies that do not qualify for or rely on such exemptions.
(i) Daniel Meyer (including a trust affiliate), (ii) Union Square Cafe Corp. and Gramercy Tavern Corp., each of which are controlled by Mr. Meyer, which we refer to collectively as the "S Corporations," (iii) USHG, which, together with Mr. Meyer and the S Corporations, we refer to collectively as the "Meyer Group," (iv) certain affiliates of Leonard Green & Partners, L.P., which we refer to as "LGP," (v) certain affiliates of Select Equity Group, which we refer to as "SEG," and (vi) certain other Original SSE Equity Owners (collectively, the "Voting Group"), which collectively hold Class A common stock and Class B common stock representing approximately 83.2% of the combined voting power of our common stock, entered into the Stockholders Agreement with us. Pursuant to the terms of the Stockholders Agreement, until such time as no members of the Voting Group are entitled to designate individuals to be included in the slate of nominees recommended by our Board of Directors for election to our Board of Directors, or the Stockholders Agreement is otherwise terminated in accordance with its terms, the parties to the Stockholders Agreement agree to vote their shares of Class A common stock and Class B common stock in favor of the election of the nominees of certain members of the Voting Group to our Board of Directors upon their nomination by the nominating and corporate governance committee of our Board of Directors. As a result, the Voting Group has the ability to elect all of the members of our Board of Directors and, thereby, to control our management and affairs. The Stockholders Agreement further provides that, for so long as the Meyer Group collectively owns at least 10% of the total shares of our Class A and Class B common stock owned by it immediately following the consummation of the IPO, the approval of the Meyer Group is required for certain corporate actions, including change in control transactions, equity issuances and the hiring or termination of our Chief Executive Officer.
On account of the Stockholders Agreement and the aggregate voting power of the Voting Group, we are considered a "controlled company" for the purposes of the New York Stock Exchange. As such, we are exempt from certain corporate governance requirements of the New York Stock Exchange, including (i) the requirement that a majority of the Board of Directors consist of independent directors, (ii) the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors and (iii) the requirement that we have a compensation committee that is composed entirely of independent directors. We currently utilize, and intend to continue to utilize the exemptions set forth in clauses (i) and (ii) in the immediately preceding sentence. Accordingly, you will not have the same protections afforded to stockholders of companies that do not qualify for or rely on these exemptions.
Our anti-takeover provisions could prevent or delay a change in control of our Company, even if such change in control would be beneficial to our stockholders.
Provisions of our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law could discourage, delay or prevent a merger, acquisition or other change in control of our Company, even if such change in control would be beneficial to our stockholders. These provisions include:

▪	authorizing the issuance of "blank check" preferred stock that could be issued by our Board of Directors to increase the number of outstanding shares and thwart a takeover attempt;

▪	establishing a classified board of directors so that not all members of our Board of Directors are elected at one time;

▪	the removal of directors only for cause;

▪	prohibiting the use of cumulative voting for the election of directors;

▪	limiting the ability of stockholders to call special meetings or amend our bylaws;

▪	requiring all stockholder actions to be taken at a meeting of our stockholders; and

▪
establishing advance notice and duration of ownership requirements for nominations for election to the Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take other corporate actions you desire. In addition, because our Board of Directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team.
In addition, the Delaware General Corporation Law (the "DGCL"), to which we are subject, prohibits us, except under specified circumstances, from engaging in any mergers, significant sales of stock or assets or business combinations with any stockholder or group of stockholders who owns at least 15% of our common stock.
We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our Class A common stock, which could depress the price of our Class A common stock.
Our amended and restated certificate of incorporation authorizes us to issue one or more series of preferred stock. Our Board of Directors has the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our Class A common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for our Class A common stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our Class A common stock.
The provision of our certificate of incorporation requiring exclusive venue in the Court of Chancery in the State of Delaware for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.
Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or the bylaws or (iv) any action asserting a claim against us governed by the internal affairs doctrine will have to be brought only in the

Court of Chancery in the State of Delaware. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers.
Risks Related to Ownership of Our Class A Common Stock
The Continuing SSE Equity Owners have the right to have their LLC Interests redeemed pursuant to the terms of the SSE Holdings LLC Agreement.
We have an aggregate of more than 188,691,853 shares of Class A common stock authorized but unissued, including approximately 24,191,853 shares of Class A common stock issuable upon redemption of LLC Interests that are held by the Continuing SSE Equity Owners. Subject to certain restrictions set forth in the SSE Holdings LLC Agreement, the Continuing SSE Equity Owners are entitled to have their LLC Interests redeemed for shares of our Class A common stock. We also entered into a Registration Rights Agreement pursuant to which the shares of Class A common stock issued to the Continuing SSE Equity Owners upon redemption of LLC Interests and the shares of Class A common stock issued to the Former SSE Equity Owners in connection with the Organizational Transactions are eligible for resale, subject to certain limitations set forth therein.
We cannot predict the size of future issuances of our Class A common stock or the effect, if any, that future issuances and sales of shares of our Class A common stock may have on the market price of our Class A common stock. Sales or distributions of substantial amounts of our Class A common stock, including shares issued in connection with an acquisition, or the perception that such sales or distributions could occur, may cause the market price of our Class A common stock to decline.
Taking advantage of the reduced disclosure requirements applicable to "emerging growth companies" may make our Class A common stock less attractive to investors.
The JOBS Act provides that, so long as a company qualifies as an "emerging growth company," it will, among other things:

▪
be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;

▪	be exempt from "say on pay" and "say on golden parachute" advisory vote requirements of the Dodd-Frank Wall Street Reform and Customer Protection Act (the "Dodd-Frank Act");

▪
be exempt from certain disclosure requirements of the Dodd-Frank Act relating to compensation of its executive officers and be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934 (the "Exchange Act"); and

▪
be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor's report on the financial statements.

We currently utilize and intend to continue to utilize the exemptions described above for so long as we are an emerging growth company. We have irrevocably elected not to take advantage of the extension of time to comply with new or revised financial accounting standards available under Section 107(b) of the JOBS Act. We could be an emerging growth company for up to five years after our initial public offering. We cannot predict if investors will find our Class A common stock less attractive if we elect to rely on these exemptions, or if taking advantage of these exemptions would result in less active trading or more volatility in the price of our Class A common stock.
We will incur increased costs as a result of becoming a public company and in the administration of our organizational structure.
As a public company, we will incur significant legal, accounting, insurance and other expenses that we have not incurred as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with the Sarbanes-Oxley Act and related rules implemented by the Securities and Exchange Commission ("SEC"). We will incur ongoing periodic expenses in connection with the administration of our organizational structure. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. In estimating these costs, we took into account expenses related to insurance, legal, accounting, and compliance activities, as well as other expenses not currently incurred. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

We do not currently expect to pay any cash dividends.
The continued operation and expansion of our business will require substantial funding. Accordingly, we do not currently expect to pay any cash dividends on shares of our Class A common stock. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our Board of Directors deems relevant. We are a holding company, and substantially all of our operations are carried out by SSE Holdings and its subsidiaries. Under the Revolving Credit Facility, SSE Holdings is currently restricted from paying cash dividends, and we expect these restrictions to continue in the future. Our ability to pay dividends may also be restricted by the terms of any future credit agreement or any future debt or preferred equity securities of ours or of our subsidiaries. Accordingly, if you purchase shares in this offering, realization of a gain on your investment will depend on the appreciation of the price of our Class A common stock, which may never occur. Investors seeking cash dividends in the foreseeable future should not purchase our Class A common stock.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our home office is located at 24 Union Square East, 5th Floor, New York, NY 10003. We lease our home office, which is approximately 10,500 square feet and all of our domestic company-operated Shacks. We do not own any real property, nor do we own or lease any property related to our licensed operations. The following table sets forth the number of company-owned and licensed Shacks by geographic location as of December 31, 2014.

	Company- Operated	Licensed	Total
Connecticut	2	—	2
District of Columbia	3	1	4
Florida	4	—	4
Georgia	1	—	1
Illinois	1	—	1
Massachusetts	2	—	2
Nevada	1	—	1
New Jersey	2	—	2
New York	11	4	15
Pennsylvania	3	—	3
Virginia	1	—	1
DOMESTIC	31	5	36

Kuwait	—	6	6
Lebanon	—	2	2
Qatar	—	1	1
Russia	—	2	2
Saudi Arabia	—	1	1
Turkey	—	4	4
United Arab Emirates	—	10	10
United Kingdom	—	1	1
INTERNATIONAL	—	27	27

SYSTEM-WIDE	31	32	63

Item 3. Legal Proceedings
We are involved in various claims and legal proceedings arising from our normal business activities and have accruals for losses where appropriate. We believe that none of these legal proceedings will have a material adverse effect on our consolidated financial position, results of operations or liquidity.
Item 4. Mine Safety Disclosures.
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
MARKET INFORMATION
On February 4, 2015, we closed an initial public offering of our Class A common stock at price of $21.00 per share. Prior to that time, there was no public market for our stock. Our Class A common stock is traded on the New York Stock Exchange under the symbol "SHAK."
Our Class B common stock is not listed nor traded on any stock exchange.
HOLDERS
As of March 20, 2015, there were 6 shareholders of record of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or "street name" accounts through brokers. As of March 20, 2015, there were 46 shareholders of record of our Class B common stock.
DIVIDENDS
We currently intend to retain all available funds and any future earnings for use in the operation of our business, and therefore we do not currently expect to pay any cash dividends on our Class A common stock. Holders of our Class B common stock are not entitled to participate in any dividends declared by our Board of Directors. Any future determination to pay dividends to holders of Class A common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our results of operations, financial condition, capital requirements, restrictions in SSE Holdings' debt agreements and other factors that our Board of Directors deems relevant. We are a holding company, and substantially all of our operations are carried out by SSE Holdings and its subsidiaries. Additionally, under the Revolving Credit Facility, SSE Holdings is currently restricted from paying cash dividends, and we expect these restrictions to continue in the future, which may in turn limit our ability to pay dividends on our Class A common stock.
RECENT SALE OF UNREGISTERED SECURITIES AND USE OF PROCEEDS FROM REGISTERED SECURITIES
Recent Sale of Unregistered Securities
Simultaneously with the consummation of the IPO, we issued to the Original SSE Equity Owners 30,160,694 shares of Class B common stock (and a like amount of LLC Interests). Subsequent to the IPO, we acquired certain of the Original SSE Equity Owners, by merger, for which we issued 5,968,841 shares of our Class A common stock and canceled 5,968,841 shares of Class B common stock held by those entities. The issuances of the Class B common stock and the Class A common stock described in this paragraph were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.
The Continuing SSE Equity Owners, from time to time following the IPO, may require SSE Holdings to redeem or exchange all or a portion of their LLC Interests for newly-issued shares of Class A common stock on a one-for-one basis (and their shares of Class B common stock will be canceled on a one-for-one basis upon any such issuance). Our Board of Directors, which include directors who hold LLC Interests or are affiliated with holders of LLC Interests, may, at its option, instead direct Shake Shack to make a cash payment equal to the volume weighted average market price of one share of our Class A common stock for each LLC Interest redeemed (subject to customary adjustments, including for stock splits, stock dividends and reclassifications) in accordance with the terms of the SSE Holdings LLC Agreement.

Use of Proceeds
On January 29, 2015, our Registration Statement on Form S-1 (File No. 333-201271) was declared effective by the SEC for our IPO pursuant to which we registered and sold an aggregate of 5,750,000 shares of our Class A common stock (including 750,000 shares sold pursuant to the underwriters' over-allotment option) at a price of $21.00 per share. J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC acted as joint lead book-running managers in the offering. Barclays Capital Inc., Goldman, Sachs & Co., and Jefferies LLC also acted as book-running managers in the offering. William Blair & Company, L.L.C. and Stifel acted as co-managers in the offering. The offering commenced on January 29, 2015 and did not terminate before all of the securities registered in the registration statement were sold. The offering closed on February 4, 2015, resulting in net proceeds of $106.1 million after deducting underwriters' discounts and commissions of $8.5 million and other offering expenses of $6.2 million. No payments were made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates.
We used the net proceeds to us from the IPO to purchase 5,750,000 newly-issued LLC Interests from SSE Holdings at a purchase price per interest equal to the initial public offering price per share of Class A common stock.
As sole managing member of SSE Holdings, we caused SSE Holdings to use the proceeds it received as follows: (i) to pay fees and expenses of approximately $6.2 million in connection with the IPO and the Organizational Transactions, (ii) to repay the outstanding borrowings under our Revolving Credit Facility of approximately $36.0 million, including approximately $21.9 million of borrowings used to pay a distribution to certain of the Original SSE Equity Owners prior to the offering; (iii) to pay an additional distribution in the amount of $11.1 million to certain of the Original SSE Equity Owners and (iii) approximately $59.0 million for general corporate purposes, including opening new Shacks and renovating existing Shacks.
The $11.1 million additional distribution paid by SSE Holdings to the certain of the Original SSE Equity Owners include direct payments to certain directors, executive officers and beneficial owners of 10% or more of our common stock.
There has been no material change in the use of proceeds as described in the final prospectus filed on January 30, 2015.

Item 6. Selected Financial Data.
The selected financial data set forth below was derived from the audited consolidated financial statements and should be read in conjunction with Item 1A, "Risk Factors," Item 7, "Management's Discussion and Analysis of Financial and Results of Operations" and our audited consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data."

(dollar amounts in thousands, except per unit amounts)	2014¹	2013	2012
Selected statement of income data:
Shack sales	$112,042	$78,587	$55,591
Licensing revenue	6,488	3,869	1,447
Shack-level operating expenses	85,181	58,168	41,344
General and administrative expenses	18,187	12,453	6,988
Pre-opening costs	6,105	2,334	1,858
Operating income	3,143	5,935	4,686
Net income	2,118	5,423	4,133

Per share data[2]:
Pro-forma earnings per unit—basic	$0.07	$0.18	$0.14
Pro-forma earnings per unit—diluted	$0.07	$0.18	$0.14

Selected balance sheet data:
Cash and cash equivalents	$2,677	$13,076	$16,033
Total current assets	7,945	15,207	17,984
Total assets	82,962	55,219	44,068
Total current liabilities	48,177	7,205	5,567
Total debt	32,313	313	—
Total liabilities	70,362	17,832	12,197
Total members' equity	12,600	37,387	31,871

Selected cash flow data:
Net cash provided by operating activities	$13,584	$12,924	$11,678
Net cash used in investing activities	(28,515)	(16,194)	(11,036)
Net cash provided by (used in) financing activities	4,532	313	(2,171)

(dollar amounts in thousands)	2014¹	2013	2012
Selected operating data:
System-wide sales[3]	$217,442	$139,903	$81,048
Same-Shack sales growth[4]	4.1%	5.9%	7.1%
Shacks in the comparable base	13	8	5
Average weekly sales[5]:
Domestic company-operated	$89	$96	$102
Average unit volumes[6]:
Domestic company-operated	$4,611	$5,017	$5,367
International licensed	$4,588	$6,077	$9,665
Shack-level operating profit[7]	$26,861	$20,419	$14,247
Shack-level operating profit margin[7]	24.0%	26.0%	25.6%
Adjusted EBITDA[8]	$18,886	$14,459	$9,998
Adjusted EBITDA margin[8]	16.9%	18.4%	18.0%
Shack counts (at end of period):
System-wide	63	40	21
Domestic company-operated	31	21	13
Domestic licensed	5	4	3
International licensed	27	15	5

(1)
We operate on a 52/53 week fiscal year that ends on the last Wednesday of the calendar year. Fiscal year 2014 was a 53-week year with the extra operating week (the "53rd week") falling in our fiscal fourth quarter. Fiscal 2013 and 2012 each contained 52 weeks.

(2)
The pro forma earnings per unit amounts have been computed to give effect to the recapitalization transactions that occurred in connection with our initial public offering, including the amendment and restatement of the second amended and restated limited liability company agreement of SSE Holdings to, among other things, (i) provide for a new single class of common membership ownership interests and (ii) exchange all of our members' existing membership interests for the newly-created ownership interests. The computations of pro forma earnings per unit do not consider the 5,750,000 shares of Class A common stock issued to investors in the initial public offering or the 339,306 shares of Class A common stock issued to participants of our Unit Appreciation Rights Plan in settlement of their outstanding awards. See Note 13 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

(3)
System-wide sales consists of sales from our domestic company-operated Shacks, our domestic licensed Shacks and our international licensed Shacks. We do not recognize the sales from our licensed Shacks as revenue. Our total revenue is limited to Shack sales from domestic company-operated Shacks and licensing revenue based on a percentage of sales from domestic and international licensed Shacks.

(4)
Same-Shack sales growth reflects the change in year-over-year Shack sales for domestic company-operated Shacks open for 24 months or longer. Same-Shack sales growth for fiscal 2014 excludes sales from the 53rd week.

(5)	Average weekly sales is calculated by dividing total Shack sales by the number of operating weeks for all Shacks in operation during the period.

(6)
Average unit volumes ("AUVs") are calculated by dividing total sales by the number of Shacks open during the period. For Shacks that are not open for the entire period, fractional adjustments are made to the number of Shacks used in the denominator such that it corresponds to the period of associated sales.

(7)	See Shack-Level Operating Profit (Non-GAAP Financial Measure) on page 41 for additional information and a reconciliation to the most directly comparable GAAP financial measure.

(8)	See EBITDA and Adjusted EBITDAA (Non-GAAP Financial Measures) on page 42 for additional information and a reconciliation to the most directly comparable GAAP financial measure.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
This section and other parts of this Annual Report on Form 10-K (“Form 10-K”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "aim," "anticipate," "believe," "estimate," "expect," "forecast," "future," "intend," "outlook," "plan," "potential," "predict," "project," "seek," "may," "can," "will," "would," "could," "should," the negatives thereof and other similar expressions. Forward-looking statements are not guarantees of future performance and actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this Form 10-K. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years and the associated quarters, months and periods of those fiscal years. We undertake no obligation to revise or update any forward-looking statements for any reason, except as required by law.
OVERVIEW
Shake Shack is a modern day "roadside" burger stand serving a classic American menu of premium burgers, hot dogs, crinkle-cut fries, shakes, frozen custard, beer and wine. As of December 31, 2014, there were 63 Shacks worldwide, comprised of 31 domestic company-operated Shacks, 5 domestic licensed Shacks and 27 international licensed Shacks.
During the three-year period ended December 31, 2014, we grew from 14 Shacks to 63 Shacks across 10 states, the District of Columbia and eight other countries, representing a 65% compound annual growth rate ("CAGR"). As a result, our total revenue grew from $38.6 million in fiscal 2011 to $118.5 million in fiscal 2014, a 45% CAGR. Compared to fiscal 2013, total revenue increased 43.7%. Net income for fiscal 2014 was $2.1 million, compared to net income of $5.4 million for fiscal 2013. Net income for fiscal 2014 included approximately $2.6 million of after-tax expenses incurred in connection with our IPO. Adjusted EBITDA, a non-GAAP measure, increased 30.6% to $18.9 million for fiscal 2014 from $14.5 million for fiscal 2013. For a reconciliation of Adjusted EBITDA, a non-GAAP measure, to net income, see "—EBITDA and Adjusted EBITDA (Non-GAAP Financial Measures)." Our brand power and thoughtful approach to growth have resulted in strong Shack performance across a variety of geographic areas and formats.
In fiscal 2014, we opened 10 domestic company-operated Shacks, including five Shacks in the fourth quarter. We executed our plan to enter a number of new markets, Orlando, Chicago, Atlanta and Las Vegas, while deepening our roots in our current markets of New York, New Jersey, and Washington, D.C. We opened our first Shack west of the Mississippi River on the Las Vegas Strip, outside the MGM New York - New York, where a brand new public park and Las Vegas’ newest and largest arena will open in 2016. We also expanded our international footprint by opening 12 international licensed Shacks in several countries, including Kuwait, Turkey, the United Arab Emirates, Lebanon and Russia. In December 2014, we entered into an exclusive licensing agreement with a leading retail and food operator for the development of up to 10 new Shacks in Japan over the next five years. The first Shack in Japan is expected to open in 2016.
Fiscal 2014 Highlights

▪	Total revenue increased 43.7% to $118.5 million.

▪	Shack sales increased 42.6% to $112.0 million.

▪	Same-Shack sales increased 4.1%, excluding sales from the 53rd week.

▪	Shack-level operating profit*, a non-GAAP measure, increased 31.5% to $26.9 million.

▪	Adjusted EBITDA*, a non-GAAP measure, increased 30.6% to $18.9 million.

▪
Net income was $2.1 million, or $0.07 per pro forma diluted unit, which included approximately $2.6 million, or $0.09 per pro forma diluted unit, of after-tax expenses associated with the Company’s IPO.

▪
23 system-wide Shack openings, comprised of 10 domestic company-operated Shacks, one domestic licensed Shack and 12 international licensed Shacks, representing a 57.5% increase in system-wide Shack count.

* Shack-level operating profit and adjusted EBITDA are non-GAAP measures. Reconciliations of Shack-level operating profit to operating income (loss) and adjusted EBITDA to net income (loss), the most directly comparable financial measures presented in accordance with GAAP, are set forth on page 41 and 42.

Growth Strategies
We plan to continue to expand our business, drive Shack sales and enhance our competitive positioning by executing on the following strategies:

▪
Open new domestic company-operated Shacks.  Our domestic company-operated Shack growth strategy is focused on both existing and new markets. Given that we are still in a nascent stage of growth, a substantial portion of our growth will come from opening Shacks in markets where we currently have little to no presence. In fiscal 2014, we opened 10 domestic company-operated Shacks. Given that our primary growth driver will be the opening of new domestic company-operated Shacks, we are keenly focused on maintaining a rigorous site selection process. In addition to evaluating key new Shack criteria, our management team personally visits each potential Shack to determine if the prospective location is likely to meet certain Shack-level operating profit margin and cash-on-cash return targets.

▪
Capitalize on our outsized brand awareness.  The Shake Shack experience has cultivated significant brand awareness relative to the small number of Shacks. We have worked tirelessly to establish a genuine connection with our guests and integrate into their communities through investment in innovative marketing and programming.

▪
Grow same-Shack sales.  We continually focus on improving our same Shack sales performance by providing an engaging and differentiated guest experience that includes great food, unique and thoughtful integration with local communities and high standards of excellence and hospitality.

▪
Opportunistically increase our licensed Shacks abroad.  We will continue to grow our licensed portfolio by expanding further in the eight countries abroad in which we currently have internationally licensed operations. This strategy historically has been a low-cost, high-return method of growing our brand awareness and providing an increasing source of cash flow. We believe there are additional international markets that will embrace the Shake Shack concept.

While we believe that there is still ample room to grow our Shack-base in Manhattan, the majority of our domestic company-operated Shack growth is expected to occur outside of Manhattan. Because our average unit volumes ("AUVs") are higher in Manhattan, due in large part to population density and overall familiarity with the brand in Manhattan, historical domestic company-operated AUVs are not a good measure of expected sales at new Shacks. As we continue to expand outside of Manhattan, we expect new Shack revenue to be between $2.8 million and $3.2 million per new Shack ("target-volume Shacks"), which will reduce overall company-operated Shack AUVs and Shack-level operating profit margins. Longer-term, given the increased penetration of target-volume Shacks, we are targeting AUVs in the $2.8 to $3.2 million range and Shack-level operating profit margins in the 18 to 22% range. Taken together, we are targeting long-term revenue and Adjusted EBITDA growth of over 20% after 2015.
With only 63 Shacks around the world, as of December 31, 2014, we have identified many attractive new markets for the Shake Shack experience. We have successfully launched different layouts and sizes of Shacks in varied locations throughout urban high density areas, suburban in-line and pad sites, regional malls, lifestyle centers, ballparks, airports and train stations. Each design is critical to the Shake Shack experience and we blend our core brand identifiers with features specifically designed for each Shack to be of its place and connect directly with its neighborhood. With a disciplined approach to new Shack development and a successful track record in site selection, we believe that we are positioned well for future growth.
2015 Outlook
For the fiscal year ending December 30, 2015, we currently expect the following:

▪	Total revenue to be between $159 million and $163 million.

▪	Same-Shack sales growth in the low single digits.

▪	At least 10 new domestic company-operated Shacks to be opened throughout the year.

▪	At least five international licensed Shacks to be opened under the Company’s current license agreements in the U.K. and Middle East, all of which are scheduled to open towards the end of fiscal 2015.

RESULTS OF OPERATIONS
The following table summarizes our results of operations for 2014, 2013 and 2012:

	2014¹		2013		2012
Shack sales	$112,042	94.5%	$78,587	95.3%	$55,591	97.5%
Licensing revenue	6,488	5.5%	3,869	4.7%	1,447	2.5%
TOTAL REVENUE	118,530	100.0%	82,456	100.0%	57,038	100.0%
Shack-level operating expenses[2]:
Food and paper costs	34,925	31.2%	23,865	30.4%	16,774	30.2%
Labor and related expenses	29,312	26.2%	20,096	25.6%	14,436	26.0%
Other operating expenses	11,191	10.0%	7,315	9.3%	5,081	9.1%
Occupancy and related expenses	9,753	8.7%	6,892	8.8%	5,053	9.1%
General and administrative expenses	18,187	15.3%	12,453	15.1%	6,988	12.3%
Depreciation expense	5,809	4.9%	3,541	4.3%	2,162	3.8%
Pre-opening costs	6,105	5.2%	2,334	2.8%	1,858	3.3%
Loss on disposal of property and equipment	105	0.1%	25	—%	—	—%
TOTAL EXPENSES	115,387	97.3%	76,521	92.8%	52,352	91.8%
OPERATING INCOME	3,143	2.7%	5,935	7.2%	4,686	8.2%
Interest expense	363	0.3%	52	0.1%	156	0.3%
INCOME BEFORE INCOME TAXES	2,780	2.3%	5,883	7.1%	4,530	7.9%
Income tax expense	662	0.6%	460	0.6%	397	0.7%
NET INCOME	$2,118	1.8%	$5,423	6.6%	$4,133	7.2%

(1)
We operate on a 52/53 week fiscal year that ends on the last Wednesday of the calendar year. Fiscal year 2014 was a 53-week year with the extra operating week (the "53rd week") falling in our fiscal fourth quarter. Fiscal 2013 and 2012 each contained 52 weeks.

(2)	As a percentage of Shack sales.
Shack Sales
Shack sales represent the aggregate sales of food and beverages in domestic company-operated Shacks. Shack sales in any period are directly influenced by the number of operating weeks in such period, the number of open Shacks and same Shack sales.
Shack sales were $112.0 million for fiscal 2014 compared to $78.6 million for fiscal 2013, an increase of $33.4 million or 42.6%. The growth in Shack sales was primarily driven by the opening of 10 new domestic company-operated Shacks during fiscal 2014. Shacks in the comparable Shack base contributed $2.3 million of this increase while new domestic company-operated Shacks contributed $31.1 million. The results for fiscal 2014 include the impact of the 53rd week, which contributed $2.8 million in Shack sales. Same-Shack sales increased 4.1% during fiscal 2014, primarily driven by increased menu prices. For purposes of calculating same-Shack sales growth, Shack sales for 13 Shacks were included in the comparable Shack base and exclude the 53rd week. For fiscal 2014, AUVs for domestic company-operated Shacks decreased to $4.6 million as a result of opening more target-volume Shacks during the year.

Shack sales were $78.6 million for fiscal 2013 compared to $55.6 million for fiscal 2012, an increase of $23.0 million or 41.4%. The growth in Shack sales was primarily driven by the opening of eight new domestic company-operated Shacks during fiscal 2013. Shacks in the comparable Shack base contributed $2.3 million of this increase while new domestic company-operated Shacks contributed $20.7 million. Same Shack sales growth increased 5.9% during fiscal 2013. For purposes of calculating same Shack sales growth, Shack sales for eight Shacks were included in the comparable Shack base. For fiscal 2013, AUVs for domestic company-operated Shacks decreased to $5.0 million as a result of opening more target-volume Shacks during the year.
Licensing Revenue
Licensing revenue is comprised of license fees and territory fees. License fees are calculated as a percentage of sales and territory fees are payments for the exclusive right to develop Shacks in a specific geographic area.

Licensing revenue was $6.5 million for fiscal 2014 compared to $3.9 million for fiscal 2013, an increase of $2.6 million or 67.7%. This increase was primarily driven by the opening of 12 international licensed Shacks and one domestic licensed Shack during fiscal 2014. AUVs at international licensed Shacks declined over the same period due to the opening of lower-volume Shacks during fiscal 2014.
Licensing revenue was $3.9 million for fiscal 2013 compared to $1.4 million for fiscal 2012, an increase of $2.5 million or 167.4%. This increase was primarily driven by the opening of 10 international licensed Shacks and one domestic licensed Shack during fiscal 2013. AUVs at international licensed Shacks declined over the same period due to the opening of lower-volume Shacks during fiscal 2013.
Food and Paper Costs
Food and paper costs include the direct costs associated with food, beverage and packaging of our menu items. The components of food and paper costs are variable by nature, change with sales volume, are impacted by menu mix and are subject to increases or decreases in commodity costs.
Food and paper costs were $34.9 million for fiscal 2014 compared to $23.9 million for fiscal 2013, an increase of $11.0 million or 46.3%, primarily due to the opening of 10 new domestic company-operated Shacks during fiscal 2014. As a percentage of Shack sales, food and paper costs increased to 31.2% for fiscal 2014 compared to 30.4% for fiscal 2013. This increase was due to an increase in the cost of certain food items, primarily beef, which was partially offset by menu price increases and purchasing efficiencies of other items.
Food and paper costs were $23.9 million for fiscal 2013 compared to $16.8 million for fiscal 2012, an increase of $7.1 million or 42.3%, primarily due to the opening of eight new domestic company-operated Shacks during fiscal 2013. As a percentage of Shack sales, food and paper costs increased slightly to 30.4% for fiscal 2013 compared to 30.2% for fiscal 2012. This increase was due to an increase in the cost of certain food items, primarily beef, which was partially offset by menu price increases and purchasing efficiencies of other items.
Labor and Related Expenses
Labor and related expenses include domestic company-operated Shack-level hourly and management wages, bonuses, payroll taxes, workers’ compensation expense and medical benefits. As we expect with other variable expense items, we expect labor costs to grow as our Shack sales grow. Factors that influence labor costs include minimum wage and payroll tax legislation, health care costs and the performance of our domestic company-operated Shacks.
Labor and related expenses were $29.3 million for fiscal 2014 compared to $20.1 million for fiscal 2013, an increase of $9.2 million or 45.9%. This increase was primarily due to the opening of 10 new domestic company-operated Shacks during fiscal 2014. As a percentage of Shack sales, labor and related expenses increased to 26.2% in fiscal 2014 compared to 25.6% in fiscal 2013. This increase was due to a decision by the Company to increase the starting wage for Shack team members at the start of fiscal 2014, as well as the impact of target-volume Shacks opening and the impact of fixed management labor at these Shacks.
Labor and related expenses were $20.1 million for fiscal 2013 compared to $14.4 million for fiscal 2012, an increase of $5.7 million or 39.2%. This increase was primarily due to the opening of eight new domestic company-operated Shacks during fiscal 2013. As a percentage of Shack sales, labor and related expenses decreased to 25.6% in fiscal 2013 compared to 26.0% in fiscal 2012. This decrease was due to certain operational efficiencies and strategies implemented at the Shacks in fiscal 2013, which more than offset the impact of opening more target-volume Shacks during the year.
Other Operating Expenses
Other operating expenses consist of marketing expenses, utilities and other operating expenses incidental to operating our domestic company-operated Shacks, such as non-perishable supplies, credit card fees, property insurance and repairs and maintenance.
Other operating expenses were $11.2 million for fiscal 2014 compared to $7.3 million for fiscal 2013, an increase of $3.9 million or 53.0%, primarily due to the opening of 10 new domestic company-operated Shacks in fiscal 2014. As a percentage of Shack sales, other operating expenses increased to 10.0% in fiscal 2014 compared to 9.3% in fiscal 2013. This increase was due to the opening of more target-volume Shacks and the impact of fixed operating expenses at these Shacks.
Other operating expenses were $7.3 million for fiscal 2013 compared to $5.1 million for fiscal 2012, an increase of $2.2 million or 44.0%, primarily due to the opening of eight new domestic company-operated Shacks in fiscal 2013. As a percentage of Shack sales, other operating expenses increased to 9.3% in fiscal 2013 compared to 9.1% in fiscal 2012. This increase was due to the opening of more target-volume Shacks and the impact of fixed operating expenses at these Shacks.
Occupancy and Related Expenses
Occupancy and related expenses consist of Shack-level occupancy expenses (including rent, common area expenses and certain local taxes), excluding pre-opening costs, which are recorded separately.
Occupancy and related expenses were $9.8 million for fiscal 2014 compared to $6.9 million for fiscal 2013, an increase of $2.9 million or 41.5%, primarily due to the opening of 10 new domestic company-operated Shacks in fiscal 2014. As a percentage of Shack sales, occupancy and related expenses decreased to 8.7% in fiscal 2014 compared to 8.8% in fiscal 2013, primarily due to the opening of non-Manhattan Shacks, where occupancy and related expenses are typically lower.
Occupancy and related expenses were $6.9 million for fiscal 2013 compared to $5.1 million for fiscal 2012, an increase of $1.8 million or 36.4%, primarily due to the opening of eight new domestic company-operated Shacks in fiscal 2013. As a percentage of Shack sales, occupancy and related expenses decreased to 8.8% in fiscal 2013 compared to 9.1% in fiscal 2012, primarily due to the opening of non-Manhattan Shacks, where occupancy and related expenses are typically lower.
General and Administrative Expenses
General and administrative expenses consist of costs associated with corporate and administrative functions that support Shack development and operations, as well as equity-based compensation expense for certain executives.
General and administrative expenses were $18.2 million for fiscal 2014 compared to $12.5 million for fiscal 2013, an increase of $5.7 million or 46.0%. As a percentage of total revenue, general and administrative expenses increased to 15.3% in fiscal 2014 from 15.1% in fiscal 2013. This increase was primarily due to $2.7 million of incremental expenses incurred in connection with the Company’s initial public offering, combined with increased payroll expense associated with new home office personnel hired to support future growth. Partially offsetting these increases, was a $2.1 million decrease in deferred bonus expense related to a one-time charge incurred in fiscal 2013 related a deferred bonus payable to a member of our executive team.
General and administrative expenses were $12.5 million for fiscal 2013 compared to $7.0 million for fiscal 2012, an increase of $5.5 million or 78.2%. As a percentage of total revenue, general and administrative expenses increased to 15.1% in fiscal 2013 from 12.3% in fiscal 2012. This increase was due primarily to an increase in payroll related to building our infrastructure through new hires at our home office to support our planned growth as well as a $2.1 million charge for a deferred bonus payable to a member of our executive team.
Depreciation Expense
Depreciation expense consists of the depreciation of fixed assets, including leasehold improvements and equipment.
Depreciation expense was $5.8 million for fiscal 2014 compared to $3.5 million for fiscal 2013, an increase of $2.3 million or 64.0%. This increase was due primarily to depreciation of capital expenditures related to the opening of 10 new domestic company-operated Shacks during fiscal 2014. As a percentage of total revenue, depreciation expense increased to 4.9% in fiscal 2014 compared to 4.3% in fiscal 2013 due to the introduction of more target-volume Shacks.
Depreciation expense was $3.5 million for fiscal 2013 compared to $2.2 million for fiscal 2012, an increase of $1.3 million or 63.8%. This increase was due primarily to depreciation of capital expenditures related to the opening of eight new domestic company-operated Shacks during fiscal 2013. As a percentage of total revenue, depreciation expense increased to 4.3% in fiscal 2013 compared to 3.8% in fiscal 2012 due to the introduction of more target-volume Shacks.
Pre-Opening Costs
Pre-opening costs consist primarily of legal fees, rent, managers’ salaries, training costs, employee payroll and related expenses, all costs to relocate and compensate Shack management teams prior to an opening and wages, travel and lodging costs for our opening training team and other support team members. All such costs incurred prior to the opening of a domestic company-operated Shack are expensed in the period in which the expense was incurred. Pre-opening costs can fluctuate significantly from period to period, based on the number and timing of domestic company-operated Shack openings and the specific pre-opening costs incurred for each domestic company-operated Shack. Additionally, domestic company-operated Shack openings in new geographic market areas will initially experience higher pre-opening costs than our established geographic market areas, such as the New York City metropolitan area, where we have greater economies of scale and incur lower travel and lodging costs for our training team.
Pre-opening costs were $6.1 million in fiscal 2014, including $2.1 million of deferred rent expense, compared to $2.3 million in fiscal 2013, an increase of $3.8 million or 161.6% as a result of an increase in the total number of new domestic company-operated Shacks opened in fiscal 2014, as well as an increase in the number of new domestic company-operated Shacks opened in new geographic markets during fiscal 2014 and planned openings in the first quarter of fiscal 2015.
Pre-opening costs were $2.3 million in fiscal 2013 compared to $1.9 million in fiscal 2012, an increase of $0.4 million or 25.6% as a result of an increase in the number of new domestic company-operated Shacks opened in fiscal 2013.
Loss on Disposal of Property and Equipment
Loss on disposal of property and equipment represents the net book value of assets that have been retired and consists primarily of furniture and fixtures that were replaced in the normal course of business.
For all periods presented, the loss on disposal of property and equipment was not material.

Interest Expense
Interest expense primarily consists of interest on the Revolving Credit Facility (as defined below) as well as the amortization of deferred financing costs incurred in connection with the Revolving Credit Facility.
Interest expense was $0.4 million in fiscal 2014 compared to $0.1 million in fiscal 2013, an increase of $0.3 million or 598.1%. This increase was the result of additional borrowings under our revolving credit facility.
Interest expense was $0.1 million in fiscal 2013 compared to $0.2 million in fiscal 2012, an decrease of $0.1 million or 66.7%.
Income Tax Expense
Income tax expense consists of unincorporated business tax payable to the City of New York as well as other various state and local taxes. We are also subject to tax withholding in other foreign jurisdictions. SSE Holdings is currently taxed as a partnership. See ‘‘-Critical Accounting Policies- Income Taxes.’’
Income tax expense was $0.7 million in fiscal 2014 compared to $0.5 million in fiscal 2013. Our effective income tax rate increased to 23.8% in fiscal 2014 from 7.8% in fiscal 2013, primarily due to increased foreign withholding taxes resulting from increased licensing revenue.
Income tax expense was $0.5 million in fiscal 2013 compared to $0.4 million in fiscal 2012. Our effective income tax rate decreased to 7.8% in fiscal 2013 from 8.8% in fiscal 2012, primarily due to lower state and local income taxes.
Shack-Level Operating Profit (Non-GAAP Measure)
Shack-level operating profit and Shack-level operating profit margin are not required by, or presented in accordance with, GAAP. Shack-level operating profit is a supplemental measure of operating performance and our calculations thereof may not be comparable to similar measures reported by other companies. Shack-level operating profit margin has limitations as an analytical tool and should not be considered as a substitute for analysis of our results as reported under GAAP. We believe that Shack-level operating profit and Shack-level operating profit margin, when used in conjunction with GAAP financial measures, provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to key metrics used by us in our financial and operational decision making. Shack-level operating profit and Shack-level operating profit margin are important measures we use to evaluate the performance and profitability of each Shack, individually and in the aggregate. A reconciliation of Shack-level operating profit to operating income, the most directly comparable GAAP measure, is set forth below.

	2014¹	2013	2012
Shack-level operating profit [A]	$26,861	$20,419	$14,247
Add:
Licensing revenue	6,488	3,869	1,447
Less:
General and administrative expenses	18,187	12,453	6,988
Depreciation expense	5,809	3,541	2,162
Pre-opening costs	6,105	2,334	1,858
Loss on disposal of property and equipment	105	25	—
Operating income	$3,143	$5,935	$4,686

Total revenue	$118,530	$82,456	$57,038
Less: Licensing revenue	6,488	3,869	1,447
Shack sales [B]	$112,042	$78,587	$55,591

Shack-level operating profit margin [A / B]	24.0%	26.0%	25.6%

(1)
We operate on a 52/53 week fiscal year that ends on the last Wednesday of the calendar year. Fiscal 2014 was a 53-week year with the extra operating week (the "53rd week") falling in our fiscal fourth quarter. Fiscal 2013 and 2012 each contained 52 weeks.

EBITDA and Adjusted EBITDA (Non-GAAP Financial Measures)
EBITDA and Adjusted EBITDA are non-GAAP supplemental measures of operating performance that do not represent and should not be considered alternatives to net income (loss) or cash flow from operations, as determined by GAAP. EBITDA and Adjusted EBITDA are used by management to measure the operating performance of their business, excluding specifically identified items that management believes do not directly reflect their core operations. A reconciliation of EBITDA and Adjusted EBITDA to net income (loss), the most directly comparable GAAP measure, is set forth below.

	2014¹	2013	2012
Net income	$2,118	$5,423	$4,133
Depreciation expense	5,809	3,541	2,162
Interest expense, net	363	52	156
Income tax expense	662	460	397
EBITDA	8,952	9,476	6,848

Equity-based compensation[2]	165	93	450
Deferred compensation[3]	—	2,054	—
Pre-opening costs[4]	4,024	1,737	1,623
Deferred rent[5]	2,830	975	839
Loss on disposal of property and equipment[6]	105	25	—
IPO-related expenses[7]	2,675	—	—
Other non-cash items[8]	135	99	238
ADJUSTED EBITDA	$18,886	$14,459	$9,998

(1)
We operate on a 52/53 week fiscal year that ends on the last Wednesday of the calendar year. Fiscal 2014 was a 53-week year with the extra operating week (the "53rd week") falling in our fiscal fourth quarter. Fiscal 2013 and 2012 each contained 52 weeks.

(2)	Non-cash charges related to equity-based compensation programs, which vary from period to period depending on the timing of awards.

(3)	For the periods presented, represents amounts accrued under a bonus agreement we entered into with an employee pursuant to which we agreed to a pay a bonus in a future period.

(4)	Non-capital expenditures associated with opening new Shacks exclusive of deferred rent incurred prior to opening.

(5)	Reflects the extent to which our straight-line rent expense has been above or below our cash rent payments.

(6)	Includes the loss on disposal of property and equipment in the ordinary course of business.

(7)	Costs incurred in connection with our initial public offering, including legal, accounting and other related expenses.

(8)	For the periods presented, represents non-cash charges related to certain employee benefits.

LIQUIDITY AND CAPITAL RESOURCES
We desire to maintain a strong balance sheet to support our growth initiatives and increase same Shack sales with financial flexibility; to provide the financial resources necessary to protect and enhance the competitiveness of our brand and guest experience at our Shacks; and to provide a prudent level of financial capacity to manage the risks and uncertainties of operating our business in the current volatile economic environment and through future economic and industry cycles.
We have continued to experience increases in Shack-level operating profit margin, Adjusted EBITDA, the number of domestic company-operated Shack openings, same-Shack sales growth and AUVs. However, the restaurant industry continues to be challenged, and uncertainty exists as to the sustainability of these favorable trends. We believe that cash provided by operating activities, cash on hand and the Revolving Credit Facility are adequate to fund our debt service requirements, operating lease obligations, capital expenditures and working capital obligations for at least the next 12 months and the foreseeable future.
Our ongoing capital expenditures are principally related to opening new Shacks, existing Shack capital investments (both for remodels and maintenance), as well as investment in our corporate infrastructure. In addition, we are obligated to make payments under the Tax Receivable Agreement. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect that the payments that we will be required to make to the Continuing SSE Equity Owners will be significant. Any payments made by us to Continuing SSE Equity Owners under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us or to SSE Holdings and, to the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us.

We currently intend to retain all available funds and any future earnings for use in the operation of our business, and therefore we do not currently expect to pay any cash dividends on our Class A common stock. Any future determination to pay dividends to holders of Class A common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our results of operations, financial condition, capital requirements, restrictions in SSE Holdings' debt agreements and other factors that our Board of Directors deems relevant.
We utilize operating lease arrangements for all of our domestic company-operated Shacks. We believe that our operating lease arrangements continue to provide the appropriate leverage for our capital structure in a financially efficient manner. Because we lease all of the properties related to our domestic company-operated Shacks, as well as our home office, we do not have any debt that is secured by real property.
Summary of Cash Flows
Our primary sources of liquidity and capital resources have been cash provided from operating activities, cash on hand and the Revolving Credit Facility. Aside from the capital expenditures noted above, our primary requirements for liquidity are for lease obligations, working capital and general corporate needs. Our requirement for working capital is not significant because our guests pay for their food and beverage purchases in cash or on debit or credit cards at the time of the sale and we are able to sell many of our inventory items before payment is due to the supplier of such items.
The following table and discussion presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities.

	2014¹	2013	2012
Net cash provided by operating activities	$13,584	$12,924	$11,678
Net cash used in investing activities	(28,515)	(16,194)	(11,036)
Net cash provided by (used in) financing activities	4,532	313	(2,171)
Decrease in cash and cash equivalents	(10,399)	(2,957)	(1,529)
Cash at beginning of period	13,076	16,033	17,562
Cash at end of period	$2,677	$13,076	$16,033

(1)
We operate on a 52/53 week fiscal year that ends on the last Wednesday of the calendar year. Fiscal year 2014 was a 53-week year with the extra operating week (the "53rd week") falling in our fiscal fourth quarter. Fiscal 2013 and 2012 each contained 52 weeks.

Operating Activities
For fiscal 2014, net cash provided by operating activities was $13.6 million compared to $12.9 million for fiscal 2013, an increase of $0.7 million. This increase was primarily driven by the opening of 10 new domestic company-operated Shack during fiscal 2014.
For fiscal 2013, net cash provided by operating activities was $12.9 million compared to $11.7 million for fiscal 2012, an increase of $1.2 million, primarily driven by the opening of eight new domestic company-operated Shack during the fiscal year.
Investing Activities
For fiscal 2014, net cash used in investing activities was $28.5 million compared to $16.2 million for fiscal 2013, an increase of $12.3 million. This increase was due to an increase in capital expenditures to construct new domestic company-operated Shacks in such period compared to fiscal 2013.
For fiscal 2013, net cash used in investing activities was $16.2 million compared to $11.0 million for fiscal 2012, an increase of $5.2 million. The increase was due to an increase in capital expenditures to construct new domestic company-operated Shacks in the current year period.
Financing Activities
For fiscal 2014, net cash provided by financing activities was $4.5 million compared to $0.3 million for fiscal 2013, primarily due to increased borrowings under our Revolving Credit Facility of $32.0 million, offset by increased member distributions of $27.1 million and deferred financing fees of $0.4 million.
For fiscal 2013, net cash provided by financing activities was $0.3 million. For fiscal 2012, net cash used in financing activities was $2.2 million, an increase of $2.5 million, primarily due to the repayment of approximately $1.9 million of long-term debt as well as the payment of deferred financing charges.
Revolving Credit Facility
In December 2013, we entered into an amendment to our existing revolving credit agreement, which became effective in April 2014 ("Revolving Credit Facility"). The amendment provides for a revolving total commitment amount of $50.0 million, of which $30.0 million was available immediately. In December 2014, we entered into another amendment to the Revolving Credit Facility, which became effective immediately, and provided for, among other things, the acceleration of the delayed total commitment effective date, resulting in an immediate increase in the total commitment amount to $50.0 million. The amendment also provides for a mandatory prepayment of at least $15.0 million by April 30, 2015. The Revolving Credit Facility will mature and all amounts outstanding will be due and payable five years from the effective date. The Revolving Credit Facility permits the issuance of letters of credit upon our request of up to $10.0 million. Borrowings under the Revolving Credit Facility bear interest at either: (i) LIBOR plus a percentage ranging from 3.0% to 4.0%, or (ii) the prime rate plus a percentage ranging from 0.0% to 1.0%, depending on the type of borrowing made under the Revolving Credit Facility. As of December 25, 2013, there were no amounts outstanding under the Revolving Credit Facility. As of December 31, 2014, there was $32.0 million of outstanding borrowings under the Revolving Credit Facility, classified as short-term debt on the Consolidated Balance Sheet, which carried interest at a weighted-average rate of 3.3%. We had $17.9 million of availability as of December 31, 2014, after giving effect to $0.1 million in letters of credit.
The Revolving Credit Facility is secured by a first-priority security interest in substantially all of our assets and is guaranteed by Union Square Hospitality Group, LLC ("USHG").
The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability to, subject to, specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; pay dividends or make distributions; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the Revolving Credit Facility contains certain cross-default provisions. We are required to maintain a specified consolidated fixed-charge coverage ratio and a specified funded net debt to Adjusted EBITDA Ratio. As of December 31, 2014, we were in compliance with all covenants.
On January 28, 2015, we executed a Third Amended and Restated Credit Agreement, which became effective on February 4, 2015 (the "New Revolving Credit Facility"). The New Revolving Credit Facility provides for, among other things, (i) a revolving total commitment amount of $50.0 million, of which $20.0 million is available immediately, with the remainder available at our request and the consent of the lenders under the New Revolving Credit Facility; (ii) the removal of USHG as guarantor of the facility; (iii) the elimination of the mandatory $15.0 million prepayment and (iv) a reduction in certain interest rates and fees. Borrowings under the New Revolving Credit Facility will bear interest at either: (x) LIBOR plus a percentage ranging from 2.5% to 3.5% or (y) the prime rate plus a percentage ranging from 0.0% to 1.0%, depending on the type of borrowing to be made under the New Revolving Credit Facility.
CONTRACTUAL OBLIGATIONS
The following table sets forth certain contractual obligations as of December 31, 2014 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$166,037	$10,690	$27,211	$29,043	$99,093
Short-term borrowings	32,000	32,000	—	—	—
Purchase obligations	12,567	10,785	1,782	—	—
Deferred compensation	2,450	—	—	2,450	—
Long-term debt	313	—	—	—	313
TOTAL	$213,367	$53,475	$28,993	$31,493	$99,406

Purchase obligations include all legally binding contracts, including commitments for the purchase, construction or remodeling of real estate and facilities, firm minimum commitments for inventory purchases, equipment purchases, marketing-related contracts, software acquisition/license commitments and service contracts.
The above table excludes long-term, exclusive contracts we enter into with certain vendors to supply us with food, beverages and paper goods, obligating us to purchase specified quantities. These volume commitments are not subject to any time limit and there are no material financial penalties associated with these agreements in the event of early termination.
Other long-term liabilities excluded from the above table include non-cash obligations for deferred rent and deferred property incentives. In addition, other unrecorded obligations that have been excluded from the contractual obligations table include contingent rent payments, property taxes, insurance payments and common area maintenance costs.
OFF-BALANCE SHEET ARRANGEMENTS
Except for operating leases entered into in the normal course of business, certain letters of credit entered into as security under the terms of several of our leases and the unrecorded contractual obligations set forth above, we did not have any off-balance sheet arrangements as of December 31, 2014.

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Actual results may differ from those estimates.
Our critical accounting policies are those that materially affect our consolidated financial statements and involve difficult, subjective or complex judgments by management. The following discussion highlights the estimates we believe are critical and should be read in conjunction with the consolidated financial statements included in Part II, Item 8 of this Form 10-K.
Revenue Recognition
Revenue consists of Shack sales and licensing revenues. Revenue from Shacks are presented net of discounts and recognized when food and beverage products are sold. Sales taxes collected from customers are excluded from revenues and the obligation is included in sales tax payable until the taxes are remitted to the appropriate taxing authorities. Revenues from our gift cards are deferred and recognized upon redemption. Licensing revenues include exclusive territory fees and ongoing licensing fees from all licensed Shacks. Territory fees are recorded as deferred revenue when received and proportionate amounts are recognized as revenue when a Shack is opened as all material services and conditions related to the fee have been substantially performed. Ongoing licensing fees from these Shacks are recognized as revenue in the period the related Shacks' revenues are earned.
Property and Equipment
Property and equipment acquired is recorded at cost less accumulated depreciation. Property and equipment is depreciated based on the straight-line method over their estimated useful lives, generally ranging from five to seven years for equipment, furniture and fixtures and computer equipment and software. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the related lease life.
We assess potential impairments to our long-lived assets, which includes property and equipment, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Shack-level assets are grouped together for the purpose of the impairment assessment. There were no impairment charges recorded during fiscal 2014, 2013 or 2012.
Leases
We currently lease all of our domestic company-operated Shacks and the home office. At the inception of each lease, we determine its appropriate classification as an operating or capital lease. As of December 31, 2014 and December 25, 2013 there were no leases classified as capital leases. For operating leases that include rent escalations, we record the base rent expense on a straight-line basis over the term of the lease and the difference between the base cash rents paid and the straight-line rent expense is recorded as deferred rent. Certain leases contain contingent rent provisions that require additional rental payments based upon sales volume. When achievement of such sales volume target is probable, contingent rent is accrued in proportion to the sales recognized during the period that are attributable to the expected achievement of the sales volume target. It is our policy to record straight-line rent expense from possession date through the opening date as pre-opening expense. Once a domestic company-operated Shack opens, we record the straight-line rent plus contingent rent, if applicable, as occupancy and related expenses.
We expend cash for leasehold improvements and to build out and equip our leased premises. We may also expend cash for structural additions that we make to leased premises. Generally, a portion of the leasehold improvements and building costs are reimbursed to us by our landlords as construction contributions pursuant to agreed-upon terms in our leases. If obtained, landlord construction contributions usually take the form of up-front cash, full or partial credits against our future minimum or percentage rents otherwise payable by us, or a combination thereof. When contractually due to us, we classify tenant improvement allowances as deferred rent on the consolidated balance sheets and amortize the tenant improvement allowance on a straight-line basis over the lease term as a credit to occupancy and related expenses.
Income Taxes
SSE Holdings is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, taxable income or loss is passed through to and included in the taxable income of its members, including us. Accordingly, our consolidated financial statements do not include a provision for federal income taxes. SSE Holdings is liable for various other state and local taxes and is subject to withholding taxes in foreign jurisdictions. Pursuant to the SSE Holdings LLC Agreement, SSE Holdings will generally make pro rata tax distributions to holders of LLC Interests in an amount sufficient to fund all or part of their tax obligations with respect to the taxable income of SSE Holdings that is allocated to them. See Item 13, "Certain Relationships and Related Party Transactions."
Shake Shack Inc. is subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of SSE Holdings and will be taxed at the prevailing corporate tax rates. In addition to tax expenses, we also will incur expenses related to our operations, plus payments under the Tax Receivable Agreement, which will be significant. We intend to cause SSE Holdings to make distributions in an amount sufficient to allow us to pay our tax obligations and operating expenses, including distributions to fund any ordinary course payments due under the Tax Receivable Agreement. See Item 13, "Certain Relationships and Related Party Transactions."
Equity-Based Compensation
Equity-based compensation expense is measured based on fair value. We recognize compensation expense on a straight-line basis over the requisite service period. For awards with graded vesting features and service conditions only, compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award.
Restricted Class B Units
Prior to the IPO, certain of our employees received grants of restricted Class B Units in SSE Holdings. The restricted Class B Units were eligible to vest annually over five years from the applicable grant date. If not fully vested, awards were eligible to become fully vested (i) upon the occurrence of a change in control or (ii) upon the occurrence of an initial public offering, each as defined in the grant agreements with respect to such awards. Upon consummation of the IPO, all outstanding awards vested and each restricted Class B Unit was exchanged for LLC Interests in SSE Holdings. The amount of unrecognized compensation expense related to non-vested awards as of December 31, 2014 was $0.6 million and such compensation expense was recognized in fiscal 2015 upon consummation of the IPO.
Unit Appreciation Rights
Prior to the IPO, SSE Holdings maintained a phantom equity plan, which we refer to as the Unit Appreciation Rights Plan (the "Plan"), whereby we had the authority to grant up to 31,303 unit appreciation rights ("UARs") to employees. The UARs would have terminated on the tenth anniversary of the grant date or upon termination of employment, if earlier, and were only exercisable upon a qualifying transaction, which is defined in the Plan as either a change of control or an initial public offering. Upon the occurrence of a qualifying transaction, participants were entitled to receive a payment determined by multiplying (i) the excess, if any, of the qualifying transaction price over the base price per UAR, as specified in each participant's award agreement, by (ii) the stated number of Class B Units deemed covered by the UARs held by the participant. Our IPO constituted a qualifying transaction under the terms of the Plan and resulted in the recognition of approximately $11.8 million of compensation expense in the first quarter of fiscal 2015. All UARs outstanding under the Plan were settled in connection with IPO in the form of shares of our Class A common stock.
JUMPSTART OUR BUSINESS STARTUPS ACT OF 2012
The Jumpstart Our Business Startups Act of 2012 (the "JOBS Act") permits us, as an "emerging growth company," to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We are choosing to "opt out" of this provision and, as a result, we will comply with new or revised accounting standards as required when they are adopted. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
COMMODITY AND FOOD PRICE RISKS
Our profitability is dependent on, among other things, our ability to anticipate and react to changes in the costs of key operating resources, including food and beverage, energy and other commodities. We have been able to partially offset cost increases resulting from a number of factors, including market conditions, shortages or interruptions in supply due to weather or other conditions beyond our control, governmental regulations and inflation, by increasing our menu prices, as well as making other operational adjustments that increase productivity. However, substantial increases in costs and expenses could impact our operating results to the extent that such increases cannot be offset by menu price increases.
LABOR AND BENEFITS COSTS
At our domestic company-operated Shacks, we have historically provided a starting wage that is above the minimum wage in place for that particular state. For instance, in Manhattan Shacks, we start our new employees at $10.00 per hour even though the minimum wage in New York is $8.00 per hour. We believe that this enables us to attract a higher caliber employee and this translates directly to better guest service. Our desire is to continue to do so and, as such, there can be no assurance that we will generate same Shack sales growth in an amount sufficient to offset increases in minimum wage or other inflationary pressures.

INTEREST RATE RISK
We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. Our Revolving Credit Facility carries interest at a floating rate. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. As of December 31, 2014, we had $32.0 million in outstanding borrowings under the Revolving Credit Facility.
FOREIGN CURRENCY EXCHANGE RISK
Although we conduct business outside of the United States, the revenue and expenses associated with our international business are transacted in U.S. dollars and none of our subsidiaries have functional currencies that are not the U.S. dollar. Accordingly, we do not have foreign currency translation risk. However, we are exposed to foreign exchange risk in that sales at our international licensed Shacks are denominated in their local currencies and the amount of licensing revenue we earn is directly affected by fluctuations in currency exchange rates.
IMPACT OF INFLATION
While we have been able to partially offset inflation and other changes in the costs of core operating resources by gradually increasing menu prices, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. From time to time, competitive conditions could limit our menu pricing flexibility. In addition, macroeconomic conditions could make additional menu price increases imprudent. There can be no assurance that future cost increases can be offset by increased menu prices or that increased menu prices will be fully absorbed by our guests without any resulting change to their visit frequencies or purchasing patterns. In addition, there can be no assurance that we will generate same Shack sales growth in an amount sufficient to offset inflationary or other cost pressures.
Substantially all of the leases for our domestic company-operated Shacks provide for contingent rent obligations based on a percentage of sales. As a result, an increase in occupancy and related expenses will offset a proportionate share of any menu price increases at our domestic company-operated Shacks.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Management of
Shake Shack Inc.

We have audited the accompanying balance sheets of Shake Shack Inc. (the “Company”) as of December 31, 2014 and September 23, 2014. These balance sheets are the responsibility of the Company’s management. Our responsibility is to express an opinion on these balance sheets based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the balance sheets referred to above present fairly, in all material respects, the consolidated financial position of Shake Shack Inc. at December 31, 2014 and September 23, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
New York, New York
March 27, 2015

SHAKE SHACK INC.
BALANCE SHEETS
(dollar amounts in thousands, except share and per share amounts)

	December 31,	September 23,
	2014	2014
ASSETS	$—	$—
Liabilities	—	—
Commitments and contingencies
Stockholders' Equity
Common stock, $0.01 par value - 100 shares authorized, none issued and outstanding	—	—
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$—	$—

See Notes to Balance Sheets.

SHAKE SHACK INC.
NOTES TO BALANCE SHEETS
(dollar amounts in thousands, except share and per share amounts)

NOTE 1: ORGANIZATION
Shake Shack Inc. (the "Corporation", "we," "us," and "our") was formed as a Delaware corporation on September 23, 2014 for the purpose of facilitating an initial public offering and other related transactions in order to carry on the business of SSE Holdings, LLC and its subsidiaries ("SSE Holdings"). As of December 31, 2014, the Corporation had not engaged in any business activities except in connection with its formation.
On February 4, 2015, the Corporation closed an initial public offering ("IPO") of 5,750,000 shares of Class A common stock at a public offering price of $21.00 per share, which includes 750,000 shares issued pursuant to the underwriters' over-allotment option. The Corporation received $112,298 in proceeds, net of underwriting discounts and commissions, which was used to purchase newly-issued membership interests from SSE Holdings at a price per interest equal to the initial public offering price of $21.00. Subsequent to the IPO and related organizational transactions that occurred in connection with the IPO, the Corporation is the sole managing member of SSE Holdings and, although they have a minority economic interest in SSE Holdings, they have the sole voting power in, and control the management of, SSE Holdings. As a result, the Corporation will consolidate the financial results of SSE Holdings and report a non-controlling interest in the Corporation's consolidated financial statements.
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting
The Balance Sheets are presented in accordance with accounting principles generally accepted in the United States of America. Separate statements of income, comprehensive income, changes in stockholder's equity, and cash flows have not been presented in the financial statements because there have been no activities in this entity.
NOTE 3: STOCKHOLDERS' EQUITY
As of December 31, 2014, the Corporation was authorized to issue 100 shares of Common Stock, par value $0.01 per share, none of which had been issued or were outstanding.
NOTE 4: SUBSEQUENT EVENTS
Initial Public Offering
As noted above, on February 4, 2015, we closed an IPO of 5,750,000 shares of our Class A common stock at a public offering price of $21.00 per share, which includes 750,000 shares issued pursuant to the underwriters' over-allotment option. We received $112,298 in proceeds, net of underwriting discounts and commissions, which we used to purchase newly-issued membership interests from SSE Holdings at a price per interest equal to the initial public offering price of our Class A common stock of $21.00.
Organizational Transactions
In connection with the IPO, the Corporation and SSE Holdings completed a series of transactions (the "Organizational Transactions") including the following:

▪
the limited liability company agreement of SSE Holdings was amended and restated to, among other things, (i) provide for a new single class of common membership interests in SSE Holdings ("LLC Interests"), (ii) exchange all of the then existing membership interests of the holders of SSE Holdings’ membership interests ("Original SSE Equity Owners") for LLC Interests and (iii) appoint the Corporation as the sole managing member of SSE Holdings;

▪
the Corporation's certificate of incorporation was amended and restated to, among other things, (i) provide for Class B common stock with voting rights but no economic rights and (ii) issue shares of Class B common stock to the Original SSE Equity Owners on a one-to-one basis with the number of LLC Interests they own;

SHAKE SHACK INC.
NOTES TO BALANCE SHEETS
(dollar amounts in thousands, except share and per share amounts)

▪	the acquisition, by merger, of certain members of SSE Holdings ("Former SSE Equity Owners"), for which we issued 5,968,841 shares Class A common stock as merger consideration (the "Merger").
Following the completion of the Organizational Transactions, the Corporation owns 33.3% of SSE Holdings. The SSE Holdings members subsequent to the Merger (the "Continuing SSE Equity Owners") own the remaining 66.7% of SSE Holdings.
SSE Holdings Recapitalization
As noted above, in connection with the IPO, the limited liability company agreement of SSE Holdings was amended and restated to, among other things, (i) provide for a new single class of common membership interests in SSE Holdings, or the LLC Interests; (ii) exchange all of the then existing membership interests of the Original SSE Equity Owners for LLC Interests and (iii) appoint the Corporation as the sole managing member of SSE Holdings. Although the Corporation has a minority economic interest in SSE Holdings, as the sole managing member, they have the sole voting power in, and control the management of, SSE Holdings. As a result, the Corporation will consolidate the financial results of SSE Holdings and report a non-controlling interest.
The amendment also requires that SSE Holdings, at all times, maintain (i) a one-to-one ratio between the number of shares of Class A common stock issued by the Corporation and the number of LLC Interests owned by the Corporation and (ii) a one-to-one ratio between the number of shares of Class B common stock owned by the Continuing SSE Equity Owners and the number of LLC Interests owned by the Continuing SSE Equity Owners.
Amendment and Restatement of Certificate of Incorporation
As noted above, on February 4, 2015, the Corporation's certificate of incorporation was amended and restated to, among other things, provide for the (i) authorization of 200,000,000 shares of Class A common stock with a par value of $0.001 per share; (ii) authorization of 35,000,000 shares of Class B common stock with a par value of $0.001 per share; (iii) authorization of 10,000,000 shares of undesignated preferred stock that may be issued from time to time by the Corporation's Board of Directors in one or more series; and (iv) establishment of a classified board of directors, divided into three classes, each of whose members will serve for staggered three-year terms.
Holders of Class A and Class B common stock are entitled to one vote per share and, except as otherwise required, will vote together as a single class on all matters on which stockholders generally are entitled to vote. Holders of Class B common stock are not entitled to receive dividends and will not be entitled to receive any distributions upon the liquidation, dissolution or winding up of the Corporation. Shares of Class B common stock may only be issued to the extent necessary to maintain the one-to-one ratio between the number of LLC Interests held by the Continuing SSE Equity Owners and the number of shares of Class B common stock held by the Continuing SSE Equity Owners. Shares of Class B common stock are transferable only together with an equal number of LLC Interests. Shares of Class B common stock will be canceled on a one-for-one basis if we, at the election of a Continuing SSE Equity Owner, redeem or exchange LLC Interests.
The Corporation must, at all times, maintain a one-to-one ratio between the number of shares of Class A common stock issued by the Corporation and the number of LLC Interests owned by the Corporation (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities).
Acquisition of Former SSE Equity Owners
As noted above, on February 4, 2015, we acquired, by merger, two entities that were members of SSE Holdings, or the Former SSE Equity Owners, for which we issued 5,968,841 shares of Class A common stock as merger consideration. The only assets held by the Former SSE Equity Owners were 5,968,841 LLC Interests and a corresponding number of shares of Class B common stock. Upon consummation of the Merger, the Corporation canceled the 5,968,841 shares of Class B common stock and recognized the 5,968,841 of LLC Interests at carrying value, as the Merger is considered to be a transaction between entities under common control. Following the Merger, the Corporation now holds 12,058,147 LLC Interests, representing a 33.3% ownership interest in SSE Holdings.
Tax Receivable Agreement
We expect to obtain an increase in our share of the tax basis of the assets of SSE Holdings when LLC Interests are redeemed or exchanged by the Continuing SSE Equity Owners and other qualifying transactions. This increase in tax basis may have the effect of reducing the amounts that we would otherwise pay in the future to various tax authorities. The increase in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.
On February 4, 2015, the Corporation entered into a tax receivable agreement with the Continuing SSE Equity Owners (the "Tax Receivable Agreement") that provides for the payment by the Corporation to the Continuing SSE Equity Owners of 85% of the amount of tax benefits, if any, that Shake Shack actually realizes as a result of (i) increases in the tax basis of assets of SSE Holdings resulting from any redemptions or exchanges of LLC Interests or any prior sales of interests in SSE Holdings and (ii) certain other tax benefits related to our making payments under the Tax Receivable Agreement.

SHAKE SHACK INC.
NOTES TO BALANCE SHEETS
(dollar amounts in thousands, except share and per share amounts)

On February 4, 2015, SSE Holdings paid a distribution in the amount of $11,125 to certain of the Original SSE Equity Owners. This distribution triggered a tax basis increase subject to the provisions of the Tax Receivable Agreement. We will recognize a deferred tax asset in the amount of $6,006 and a corresponding liability of $5,105, representing 85% of the tax benefits due to the Continuing SSE Equity Owners.
Equity-Based Compensation
On January 29, 2015, the Corporation granted 2,622,281 stock options to our directors and certain employees under the Shake Shack Inc. 2015 Incentive Award Plan. The stock options were granted with an exercise price of $21.00 per share and vest equally over five years. Additionally, we issued 339,306 shares of Class A common stock in settlement of outstanding unit appreciation rights under the SSE Holdings Unit Appreciation Rights Plan.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Members of
SSE Holdings, LLC and Subsidiaries

We have audited the accompanying consolidated balance sheets of SSE Holdings, LLC and Subsidiaries (the “Company”) as of December 31, 2014 and December 25, 2013, and the related consolidated statements of income, members’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SSE Holdings, LLC and Subsidiaries at December 31, 2014 and December 25, 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
New York, New York
March 27, 2015

SSE HOLDINGS, LLC
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,	December 25,
	2014	2013
ASSETS
Current assets
Cash	$2,677	$13,076
Accounts receivable	3,278	1,527
Inventories	529	331
Prepaid expenses and other current assets	1,441	273
Deferred income taxes	20	—
Total current assets	7,945	15,207
Property and equipment, net	70,124	37,938
Deferred income taxes, net	141	67
Other assets	4,752	2,007
TOTAL ASSETS	$82,962	$55,219

LIABILITIES AND MEMBERS' EQUITY
Current liabilities
Short-term borrowings	$32,000	$—
Accounts payable	6,440	2,393
Accrued expenses	5,578	1,489
Accrued wages and related liabilities	2,410	1,994
Other current liabilities	1,749	1,329
Total current liabilities	48,177	7,205
Long-term debt	313	313
Deferred rent	17,853	6,647
Other long-term liabilities	4,019	3,667
Total liabilities	70,362	17,832
Commitments and contingencies
Members' equity	12,600	37,387
TOTAL LIABILITIES AND MEMBERS' EQUITY	$82,962	$55,219

See Notes to Consolidated Financial Statements.

SSE HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per unit amounts)

	Fiscal Year Ended
	December 31,	December 25,	December 26,
	2014	2013	2012
Shack sales	$112,042	$78,587	$55,591
Licensing revenue	6,488	3,869	1,447
TOTAL REVENUE	118,530	82,456	57,038
Shack-level operating expenses:
Food and paper costs	34,925	23,865	16,774
Labor and related expenses	29,312	20,096	14,436
Other operating expenses	11,191	7,315	5,081
Occupancy and related expenses	9,753	6,892	5,053
General and administrative expenses	18,187	12,453	6,988
Depreciation expense	5,809	3,541	2,162
Pre-opening costs	6,105	2,334	1,858
Loss on disposal of property and equipment	105	25	—
TOTAL EXPENSES	115,387	76,521	52,352
OPERATING INCOME	3,143	5,935	4,686
Interest expense, net	363	52	156
INCOME BEFORE INCOME TAXES	2,780	5,883	4,530
Income tax expense	662	460	397
NET INCOME	$2,118	$5,423	$4,133

Pro-forma earnings per unit:
Basic	$0.07	$0.18	$0.14
Diluted	$0.07	$0.18	$0.14
Pro-forma weighted-average units outstanding:
Basic	29,977	29,934	29,652
Diluted	30,122	30,018	29,918

See Notes to Consolidated Financial Statements.

SSE HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
(in thousands)

MEMBERS' EQUITY, DECEMBER 28, 2011	$27,288
Net income	4,133
Equity-based compensation	450
MEMBERS' EQUITY, DECEMBER 26, 2012	31,871
Net income	5,423
Equity-based compensation	93
MEMBERS' EQUITY, DECEMBER 25, 2013	37,387
Net income	2,118
Equity-based compensation	165
Member distributions	(27,070)
MEMBERS' EQUITY, DECEMBER 31, 2014	$12,600

See Notes to Consolidated Financial Statements.

SSE HOLDINGS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	December 31,	December 25,	December 26,
	2014	2013	2012
OPERATING ACTIVITIES
Net income	$2,118	$5,423	$4,133
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	5,809	3,541	2,162
Non-cash interest expense	192	37	96
Loss on disposal of property and equipment	105	25	—
Equity-based compensation	165	93	450
Deferred income taxes	(93)	7	(34)
Changes in operating assets and liabilities:
Accounts receivable	(1,751)	26	(1,076)
Inventories	(198)	(88)	(35)
Prepaid expenses and other current assets	(1,168)	(118)	(93)
Other assets	(2,461)	(1,109)	(81)
Accounts payable	1,210	1,219	(210)
Accrued expenses	3,349	(713)	1,032
Accrued wages and related liabilities	416	866	557
Other current liabilities	420	31	643
Deferred rent	5,206	1,742	2,409
Other long-term liabilities	265	1,942	1,725
NET CASH PROVIDED BY OPERATING ACTIVITIES	13,584	12,924	11,678
INVESTING ACTIVITIES
Purchases of property and equipment	(28,515)	(16,194)	(11,036)
NET CASH USED IN INVESTING ACTIVITIES	(28,515)	(16,194)	(11,036)
FINANCING ACTIVITIES
Promissory note	—	313	—
Proceeds from revolving credit facility	32,000	—	—
Payments on revolving credit facility	—	—	(1,925)
Deferred financing costs	(398)	—	(246)
Member distributions	(27,070)	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,532	313	(2,171)
DECREASE IN CASH	(10,399)	(2,957)	(1,529)
CASH AT BEGINNING OF PERIOD	13,076	16,033	17,562
CASH AT END OF PERIOD	$2,677	$13,076	$16,033

Supplemental cash flow information and non-cash investing and financing activities are further described in the accompanying notes.
See Notes to Consolidated Financial Statements.

SSE HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit, share, per unit and per share amounts)

NOTE 1: NATURE OF OPERATIONS
SSE Holdings, LLC and its subsidiaries (collectively, "we," "us," "our," "SSE Holdings" or the "Company") operate and license restaurants in the global restaurant industry, serving hamburgers, hot dogs, crinkle-cut fries, shakes, frozen custard, beer and wine. We own and operate Shake Shack restaurants ("Shacks") in 10 states and the District of Columbia. As of December 31, 2014, we had 31 company-operated Shacks in operation in the United States. We also have license arrangements with affiliated and unaffiliated operators to develop and operate Shacks. As of December 31, 2014, 32 licensed Shacks were in operation under license agreements in North America, Europe and Asia.
Shake Shack Inc. (the "Corporation") was formed as a Delaware corporation on September 23, 2014 for the purpose of facilitating an initial public offering and other related transactions in order to carry on the business of SSE Holdings and its subsidiaries. On February 4, 2015, the Corporation closed an initial public offering ("IPO") of 5,750,000 shares of Class A common stock at a public offering price of $21.00 per share. The Corporation received $112,298 in proceeds, net of underwriting discounts and commissions, which was used to purchase newly-issued membership interests from SSE Holdings at a price per interest equal to the initial public offering price of $21.00. Subsequent to the IPO and related organizational transactions that occurred in connection with the IPO, the Corporation is the sole managing member of SSE Holdings and, although they have a minority economic interest in SSE Holdings, they have the sole voting power in, and control the management of, SSE Holdings. As a result, the Corporation will consolidate the financial results of SSE Holdings and report a non-controlling interest in the Corporation's consolidated financial statements. See Note 19, Subsequent Events.
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include our accounts and the accounts of our subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform to the current year presentation.
We do not have any components of other comprehensive income recorded within our consolidated financial statements, and, therefore, do not separately present a statement of comprehensive income in our consolidated financial statements.
Fiscal Year
We operate on a 52/53 week fiscal year ending on the last Wednesday in December. Fiscal year 2014 contained 53 weeks and ended on December 31, 2014. Fiscal years 2013 and 2012 each contained 52 weeks and ended on December 25, 2013 and December 26, 2012, respectively. Unless otherwise stated, references to years in this report relate to fiscal years.
Use of Estimates
The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.
Segment Reporting
We own and operate Shacks in the United States. We also have domestic and international licensed operations. Our chief operating decision maker (the "CODM") is our Chief Executive Officer. As the CODM reviews financial performance and allocates resources at a consolidated level on a recurring basis, we have one operating segment and one reportable segment.
Fair Value Measurements
We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and

SSE HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit, share, per unit and per share amounts)

liabilities that are required to be recorded at fair value, we assume the highest and best use of the asset by market participants in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions, and credit risk.
Assets and liabilities are classified using a fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels, and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

*	Level 1 - Quoted prices in active markets for identical assets or liabilities

*
Level 2 - Observable inputs other than quoted prices in active markets for identical assets or liabilities, quoted prices for identical assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

*
Level 3 - Inputs that are both unobservable and significant to the overall fair value measurements reflecting an entity's estimates of assumptions that market participants would use in pricing the asset or liability

Accounts Receivable
Accounts receivable consist primarily of receivables from landlords for tenant improvement allowances, receivables from our licensees for licensing revenue and related reimbursements, credit card receivables and vendor rebates. We evaluate the collectibility of our accounts receivable based on a variety of factors, including historical experience, current economic conditions and other factors.
Inventories
Inventories, which consist of food, beer, wine, other beverages and retail merchandise, are stated at the lower of cost or market with cost determined on a first-in, first-out basis.
Property and Equipment
Property and equipment is stated at historical cost less accumulated depreciation. Property and equipment is depreciated based on the straight-line method over the estimated useful lives of the assets, generally ranging from five to seven years for equipment, furniture and fixtures, and computer equipment and software. Leasehold improvements are depreciated over the shorter of their estimated useful life or the related lease life, generally ranging from 10 to 20 years. For leases with renewal periods at our option, we use the original lease term, excluding renewal option periods, to determine estimated useful lives.
Costs incurred when constructing Shacks are capitalized. The cost of repairs and maintenance are expensed when incurred. Costs for refurbishments and improvements that significantly increase the productive capacity or extend the useful life of the an asset are capitalized. When assets are disposed of, the resulting gain or loss is recognized in earnings.
The Company assesses potential impairments to its long-lived assets, which includes property and equipment, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment charges recorded in fiscal 2014, 2013 and 2012.
Deferred Financing Costs
Deferred financing costs incurred in connection with the issuance of long-term debt and establishing credit facilities are capitalized and amortized to interest expense based on the related debt agreements. Deferred financing costs are included in other assets on the Consolidated Balance Sheets.
Other Assets
Other assets consist primarily of deferred costs incurred in connection with the Corporation's IPO, security deposits, transferable liquor licenses and amounts expended for the design and build of future units, including fixed assets.
The costs of obtaining non-transferable liquor licenses that are directly issued by local government agencies for nominal fees are expensed as incurred. The costs of purchasing transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses are

SSE HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit, share, per unit and per share amounts)

capitalized as indefinite-lived intangible assets. Liquor licenses are tested annually and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Annual liquor license renewal fees are expensed over the renewal term.
Equity-based Compensation
Equity-based compensation expense is measured based on fair value. We recognize compensation expense on a straight-line basis over the requisite service period. For awards with graded-vesting features and service conditions only, compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award. Equity-based compensation expense is included within general and administrative expenses on the Consolidated Statements of Income.
Leases
We lease all of our domestic company-operated Shacks, our home office and certain equipment under various non-cancelable lease agreements. Generally, our real estate leases have initial terms ranging from 10 to 20 years and typically include two five-year renewal options. At the inception of each lease, we determine its classification as an operating or capital lease. All of our leases are classified as operating leases and typically provide for fixed minimum rent payments and/or contingent rent payments based upon sales in excess of specified thresholds. When the achievement of such sales thresholds is deemed to be probable, contingent rent is accrued in proportion to the sales recognized during the period. For operating leases that include rent holidays and rent escalation clauses, we recognize rent expense on a straight-line basis over the lease term from the date we take possession of the leased property. The difference between the straight-line rent amounts and amounts payable under the lease agreements is recorded as deferred rent and is included as rent expense in occupancy and related expenses on the Consolidated Statements of Income. Rent expense incurred before a Shack opens is recorded in pre-opening costs. Once a domestic company-operated Shack opens, we record the straight-line rent expense and any contingent rent, if applicable, in occupancy and related expenses on the Consolidated Statements of Income.
Many of our leases also require us to pay real estate taxes, common area maintenance costs and other occupancy costs which are included in occupancy and related expenses on the Consolidated Statements of Income.
We expend cash for leasehold improvements and to build out and equip our leased premises. We may also expend cash for structural additions made to leased premises. Generally, a portion of the leasehold improvements and building costs are reimbursed by our landlords as construction contributions pursuant to agreed-upon terms in our lease agreements. If obtained, landlord construction contributions usually take the form of up-front cash, full or partial credits against our future minimum or contingent rents otherwise payable by us, or a combination thereof. When contractually due, we classify tenant improvement allowances as deferred rent on the Consolidated Balance Sheets and amortize the tenant improvement allowances on a straight-line basis over the lease term as a reduction of occupancy costs and related expenses or pre-opening costs.
Revenue Recognition
Revenue consists of Shack sales and licensing revenues. Revenue from Shack sales are presented net of discounts and recognized when food and beverage products are sold. Sales tax collected from customers is excluded from Shack sales and the obligation is included in sales tax payable until the taxes are remitted to the appropriate taxing authorities. Revenue from our gift cards are deferred and recognized upon redemption. Licensing revenues include initial territory fees and ongoing licensing fees from all licensed Shacks. Initial territory fees are recorded as deferred revenue when received and proportionate amounts are recognized as revenue when a licensed Shack is opened and all material services and conditions related to the fee have been substantially performed. Ongoing licensing fees from these Shacks are based on a percentage of sales and are recognized as revenue as the fees are earned and become receivable from the licensee.
Income Taxes
We are treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, our taxable income or loss is passed through to and included in the taxable income of our members. Accordingly, no income tax expense has been recorded for federal and most state and local jurisdictions. We are also subject to withholding taxes in other foreign jurisdictions but do not have additional filing requirements.
We account for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed for temporary differences between the consolidated financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. A valuation allowance is recognized if we determine it is more likely than not that all or some portion of the deferred tax asset will not be recognized. No valuation allowance was recorded against deferred tax assets during fiscal 2014 and fiscal 2013.

SSE HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit, share, per unit and per share amounts)

We have no unrecognized tax benefits as of December 31, 2014. Our local income tax returns for fiscal 2010 and prior are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.
Pre-Opening Costs
Pre-opening costs are expensed as incurred and consist primarily of legal fees, occupancy, manager and employee wages, travel and related training costs incurred prior to the opening of a Shack.
Advertising
The cost of advertising and promotions are expensed as incurred. Advertising and promotions costs amounted to $1,166, $794 and $564 in fiscal 2014, 2013 and 2012, respectively, and are included in other operating expenses on the Consolidated Statements of Income.
Recently Issued Accounting Pronouncements
In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-02, Consolidation ("ASU 2015-02"). ASU 2015-02 amends the exiting guidance to: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (ii) eliminate the presumption that a general partner should consolidate a limited partnership; (iii) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships and (iv) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU 2015-02 is effective for reporting periods beginning after December 15, 2015. We are currently evaluating the impact ASU 2015-02 will have on our consolidated financial statements.
In January 2015, the FASB issued Accounting Standards Update No. 2015-01, Presentation of Financial Statements—Extraordinary and Unusual Items ("ASU 2015-01"). ASU 2015-01 eliminates the concept of extraordinary items and related disclosures. ASU 2015-01 is effective for reporting periods beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2015-01 is not expected to affect our consolidated financial position, results of operations or cash flows.
In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements—Going Concern ("ASU 2014-15"). ASU 2014-15 provides guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for reporting periods ending after December 15, 2016. Early adoption is permitted. The adoption of ASU 2014-15 is not expected to affect the Company's consolidated financial position, results of operations or cash flows.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes the existing revenue recognition guidance and clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective, on a retrospective basis, for reporting periods beginning after December 15, 2016. Early adoption is permitted, subject to certain conditions. We are currently evaluating the impact ASU 2014-09 will have on our consolidated financial position, results of operations and cash flows.
NOTE 3: FAIR VALUE MEASUREMENTS
The carrying value of our financial instruments, including cash, accounts receivable, accounts payable, and accrued expenses as of December 31, 2014 and December 25, 2013 approximated their fair value due to the short-term nature of these financial instruments. Assets and liabilities that are measured at fair value on a non-recurring basis include our long-lived assets. There were no impairments recognized during fiscal 2014, 2013 and 2012.

SSE HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit, share, per unit and per share amounts)

NOTE 4: ACCOUNTS RECEIVABLE
The components of accounts receivable as of December 31, 2014 and December 25, 2013 are as follows:

	December 31,	December 25,
	2014	2013
Landlord receivables	$1,088	$295
Licensing receivables	822	713
Credit card receivables	660	394
Other receivables	708	125
Accounts receivable	$3,278	$1,527
As of December 31, 2014 and December 25, 2013, no allowance for doubtful accounts was recorded based on our evaluation of collectibility.
NOTE 5: INVENTORIES
Inventories consisted of the following:

	December 31,	December 25,
	2014	2013
Food	$354	$181
Wine	28	23
Beer	33	21
Beverages	42	27
Retail merchandise	72	79
Inventories	$529	$331
NOTE 6: PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

	December 31,	December 25,
	2014	2013
Leasehold improvements	$58,272	$32,403
Equipment	12,108	7,781
Furniture and fixtures	3,249	1,859
Computer equipment and software	3,529	1,951
Construction in progress	6,309	2,277
	83,467	46,271
Less: accumulated depreciation	(13,343)	(8,333)
Property and equipment, net	$70,124	$37,938
Depreciation expense was $5,809, $3,541 and $2,162 for fiscal 2014, 2013 and 2012, respectively.

SSE HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit, share, per unit and per share amounts)

NOTE 7: DEBT
In December 2013, we entered into an amendment to our existing revolving credit agreement, which became effective in April 2014 ("Revolving Credit Facility"). The amendment provides for a revolving total commitment amount of $50,000, of which $30,000 was available immediately. In December 2014, we entered into another amendment to the Revolving Credit Facility, which became effective immediately and provided for, among other things, the acceleration of the delayed total commitment effective date, resulting in an immediate increase in the total commitment amount to $50,000. The amendment also provides for a mandatory prepayment of at least $15,000 by April 30, 2015. The Revolving Credit Facility will mature and all amounts outstanding will be due and payable five years from the effective date. The Revolving Credit Facility permits the issuance of letters of credit upon our request of up to $10,000. Borrowings under the Revolving Credit Facility bear interest at either: (i) LIBOR plus a percentage ranging from 3.0% to 4.0%, or (ii) the prime rate plus a percentage ranging from 0.0% to 1.0%, depending on the type of borrowing made under the Revolving Credit Facility. As of December 25, 2013, there were no amounts outstanding under the Revolving Credit Facility. As of December 31, 2014, there was $32,000 of outstanding borrowings under the Revolving Credit Facility, classified as short-term borrowings on the Consolidated Balance Sheet, which carried interest at a weighted-average rate of 3.3%. We had $17,920 of availability as of December 31, 2014, after giving effect to $80 in letters of credit.
The Revolving Credit Facility is secured by a first-priority security interest in substantially all of our assets and is guaranteed by Union Square Hospitality Group, LLC ("USHG").
The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability to, subject to, specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; pay dividends or make distributions; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the Revolving Credit Facility contains certain cross-default provisions. We are required to maintain a specified consolidated fixed-charge coverage ratio and a specified funded net debt to Adjusted EBITDA Ratio. As of December 31, 2014, we were in compliance with all covenants.
In March 2013, we entered into a promissory note in the amount of $313 in connection with the purchase of a liquor license. Interest on the outstanding principal balance of this note will be due and payable on a monthly basis from the effective date at a rate of 5.0% per year commencing in April 2013. The entire principal balance and interest is due and payable on the earlier of the maturity date, which is the expiration of the lease in June 2023, or the date of the sale of the license. As of December 31, 2014 and December 25, 2013, the outstanding balance of the promissory note was $313.
On January 28, 2015, we executed a Third Amended and Restated Credit Agreement. On February 4, 2015, we repaid the entire outstanding principal under the amended Revolving Credit Facility, which includes an additional $4,000 borrowed on January 14, 2015. See Note 19, Subsequent Events.

SSE HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit, share, per unit and per share amounts)

NOTE 8: LEASES
We lease the commercial space for all of our domestic company-operated Shacks, our home office space and certain equipment under various non-cancelable lease agreements that expire on various dates through 2031. All of our real estate leases are classified as operating leases and typically provide for fixed minimum rent or contingent rent based upon sales in excess of specified thresholds. Many of our leases include rent escalation clauses and also require us to pay real estate taxes, common area maintenance costs and other occupancy costs. Generally, our leases have initial terms of ranging from 10 to 20 years and typically include two five-year renewal options.
A summary of rent expense under operating lease agreements is as follows:

	2014	2013	2012
Minimum rent	$6,497	$4,507	$2,736
Deferred rent	2,830	975	839
Contingent rent	1,883	1,626	1,299
Total rent expense	$11,210	$7,108	$4,874

The rent expense above does not include common area maintenance costs, real estate taxes and other occupancy costs, which were $1,111, $758 and $545 in fiscal 2014, 2013 and 2012, respectively.

As of December 31, 2014, future minimum lease payments under non-cancelable operating leases consisted of the following:

2015	$10,690
2016	13,152
2017	14,059
2018	14,440
2019	14,603
Thereafter	99,093
Total minimum lease payments	$166,037
NOTE 9: EMPLOYEE BENEFIT PLANS
Deferred Compensation
During fiscal 2013, we entered into an incentive bonus agreement with one of our executives, whereby the executive is entitled to receive a deferred compensation award in the amount of $2,450, payable by us in March 2018. In fiscal 2013, we recorded $2,054 of deferred compensation expense to recognize the present value of incentive bonus liability, which is included in other long-term liabilities on the Consolidated Balance Sheets. The deferred compensation expense is included within general and administrative expense on the Consolidated Statements of Income. There was no such expense in fiscal 2014. The difference between the present value of the bonus liability and the amount payable is accreted to interest expense over the remaining term until the incentive bonus becomes payable.
Defined Contribution Plan
We maintain a defined contribution profit-sharing plan covering all eligible employees in accordance with Section 401(k) of the Internal Revenue Code. The plan is funded by employee and employer contributions. Employer contributions to the plan are at our discretion. Effective January 2014, we began making contributions matching a portion of participants' contributions. We match 100% of participants' contributions for the first 3% of eligible compensation contributed and 50% of contributions made in excess of 3% of eligible compensation up to 5% of eligible compensation. In fiscal 2014, employer contributions totaled $132. There were no employer contributions in fiscal 2013 and fiscal 2012.

SSE HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit, share, per unit and per share amounts)

NOTE 10: MEMBERS' EQUITY
On December 15, 2014, our Board of Directors approved a special distribution to our members in the amount of $21,851, which was paid on December 30, 2014. The Board of Directors also approved an additional distribution to our members, to the extent the gross proceeds of the Corporation's IPO exceed the anticipated gross proceeds (including as a result of the exercise by the underwriters of their option to purchase additional shares of Class A common stock), in an amount equal to the product of (i) the increased gross proceeds and (ii) 0.273, to be paid from the proceeds of the IPO (the "Additional Distribution"). See Note 19, Subsequent Events.
NOTE 11: EQUITY-BASED COMPENSATION
Unit Appreciation Rights
Prior to the IPO, we maintained a Unit Appreciation Rights Plan (the "Plan"), effective in fiscal year 2012, and as amended, whereby we had the authority to grant up to 31,303 unit appreciation rights ("UARs") to employees. The UARs granted were subject to continued employment and were only exercisable upon a qualifying transaction, which was either a change of control or an initial public offering, each as defined in the Plan. Upon the occurrence of a qualifying transaction, each UAR entitled the holder to receive a payment from us with such payment, and related compensation expense, determined by multiplying (i) the excess, if any, of the qualifying transaction price over the base amount of the UAR, by (ii) the stated number of Class B units deemed covered by the UAR. Effective October 30, 2014, the Plan was amended to provide that the payment to which UAR holders were entitled upon the occurrence of a qualifying transaction would be in the form of securities of the Company or one of its affiliates or such other form of payment as we determined in our sole discretion. The UARs would have terminated on the tenth anniversary of the grant date or upon termination of employment, if earlier.
A summary of UAR activity for fiscal 2014 is as follows:

	2014
		Weighted
		Average
		Base
	UARs	Price
Outstanding at beginning of period	13,379	$156.10
Granted	11,025	237.04
Forfeited	(1,850)	(179.86)
Outstanding at end of period	22,554	$193.51
No compensation expense was recorded in fiscal 2014 and fiscal 2013 related to the outstanding UARs as we determined that, as of the period end, it was not probable that a qualifying transaction would occur.
On February 4, 2015, we amended and restated our limited liability company agreement to, among other things, (i) provide for a new single class of common membership interests in SSE Holdings ("LLC Interests") and (ii) exchange all of the then existing membership interests of our members for LLC Interests (together, the "Recapitalization Transaction"). The 22,554 outstanding UARs, as of December 31, 2014, equate to 767,947 LLC Interests with a weighted average base price of $5.68, after giving effect to the Recapitalization Transaction.
The Corporation's IPO constitutes a qualifying transaction under the terms of the Plan, resulting in a qualifying transaction price of $715.02. 339,306 shares of the Corporation's Class A common stock were issued in settlement of the outstanding UARs, net of employee withholding taxes. We recognized compensation expense of $11,762 in fiscal 2015 upon settlement of the outstanding UARs.

SSE HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit, share, per unit and per share amounts)

Restricted Class B Units
In December 2010, we granted one of our executives 31,303 restricted Class B units as profits interests, which represented a 3.5% interest in the Company. These units vested in equal installments on February 1, 2011, February 1, 2012 and February 1, 2013. In August 2013, we granted 9,034 restricted Class B units as profits interests to another executive of the Company, which represent a 1.0% interest in the Company. These units were to vest in equal installments on August 21, 2014, August 27, 2015, August 25, 2016, August 24, 2017 and August 23, 2018. If not already 100% vested, these units would have become fully vested (i) upon the occurrence of a change in control event, or (ii) upon the occurrence of an initial public offering, each as defined in the grant agreement, and any unrecognized compensation expense related to these non-vested units would be subject to acceleration.
A summary of restricted Class B unit activity for fiscal 2014 is as follows:

	2014
		Weighted
		Average
		Grant Date
	Units	Fair Value
Outstanding at beginning of period	9,034	$92.31
Granted	—	—
Vested	(1,807)	(92.31)
Forfeited	—	—
Outstanding at end of period	7,227	$92.31
In fiscal 2014, 2013 and 2012, we recognized equity-based compensation expense of $165, $93 and $450, respectively, related to the restricted Class B units. No tax benefits were realized related to the equity-based compensation expense recognized. The total fair value of restricted Class B units that vested during fiscal 2014, 2013 and 2012 was $167, $450 and $450, respectively. The weighted average grant date fair value of restricted Class B units granted in fiscal 2013 was $92.31. There were no restricted Class B units granted in fiscal 2014 or fiscal 2012. The grant-date fair value was determined based on a valuation prepared by a third-party and was based on contemporaneous information using the Black-Scholes formula. Significant assumptions used in the determination include: (i) expected term of 4.5 years, (ii) expected volatility of 40.1%, (iii) risk-free interest rate of 1.3% and (iv) dividend yield of 0.0%. Because we were unable to calculate specific stock price volatility as a private company, we used a blended volatility rate for comparable publicly traded companies. As of December 31, 2014, total unrecognized compensation expense related to non-vested restricted Class B units was $608, which was expected to be recognized over a weighted-average period of 3.6 years, or upon the occurrence of a change in control or an initial public offering.
The 7,227 outstanding restricted Class B units equate to 158,251 LLC Interests with a weighted-average grant date fair value of $4.22. The Corporation's IPO constituted a transaction under the terms of the restricted Class B units that resulted in the acceleration of the unrecognized compensation expense of $608, which we recognized in fiscal 2015.

SSE HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit, share, per unit and per share amounts)

NOTE 12: INCOME TAXES
We are treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, taxable income or loss is passed through to and included in the taxable income of our members. Accordingly, our consolidated financial statements do not include a provision for federal income taxes. We are liable for various other state and local taxes and are subject to withholding taxes in foreign jurisdictions.
The components of income tax expense are as follows:

	2014	2013	2012
Current income taxes:
State and local	$194	$266	$308
Foreign	561	187	123
Total current income taxes	755	453	431
Deferred income taxes:
State and local	(93)	7	(34)
Total deferred income taxes	(93)	7	(34)
Income tax expense	$662	$460	$397
A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	2014	2013	2012
Statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	3.6	3.0	3.9
Foreign withholding taxes	20.2	3.2	2.7
LLC flow-through structure	(36.1)	(33.4)	(32.8)
Other	1.1	—	—
Effective tax rate	23.8%	7.8%	8.8%
The components of deferred tax assets and liabilities is as follows:

	December 31,	December 25,
	2014	2013
Deferred tax assets:
Deferred rent	$448	$100
Deferred revenue	66	33
Accrued expenses	—	14
Other assets	26	21
Total deferred tax assets	540	168
Deferred tax liabilities:
Property and equipment	(379)	(100)
Other liabilities	—	(1)
Total deferred tax liabilities	(379)	(101)
Net deferred tax assets	$161	$67

SSE HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit, share, per unit and per share amounts)

NOTE 13: EARNINGS PER UNIT
On February 4, 2015, our limited liability company agreement was amended and restated to, among other things, (i) provide for a new single class of common membership interests in SSE Holdings ("LLC Interests") and (ii) exchange all of the existing membership interests of the Original SSE Equity Owners for LLC Interests. See Note 19, Subsequent Events. For purposes of calculating pro forma earnings per unit, we have adjusted the number of outstanding membership units retroactively for all periods presented to give effect to the above-mentioned amendment and resulting recapitalization.
Pro forma basic earnings per unit is computed by dividing net income by the pro forma weighted-average number of units outstanding during the period. Pro forma diluted earnings per unit is computed by dividing net income by the pro forma weighted-average number of units outstanding adjusted to give effect to potentially dilutive securities. Potentially dilutive securities include unvested restricted Class B units.
The following table sets forth a reconciliation of the numerators and denominators used to compute pro forma basic and diluted earnings per unit for fiscal 2014, 2013 and 2012.

(in thousands, except per share amounts)	2014	2013	2012
Numerator:
Net income	$2,118	$5,423	$4,133
Denominator:
Pro forma weighted average units outstanding—basic	29,977	29,934	29,652
Dilutive effect of restricted Class B units	145	84	266
Pro forma weighted average units outstanding—diluted	30,122	30,018	29,918

Pro forma earnings per unit—basic	$0.07	$0.18	$0.14
Pro forma earnings per unit—diluted	$0.07	$0.18	$0.14
NOTE 14: SUPPLEMENTAL CASH FLOW INFORMATION
The following table sets forth supplemental cash flow information for fiscal 2014, 2013 and 2012:

	2014	2013	2012
Cash paid for:
Income taxes, net of refunds	$836	$639	$198
Interest	123	19	59
Non-cash investing activities:
Accrued purchases of property and equipment	3,577	234	—
Property and equipment acquired through landlord incentives	6,000	—	—

SSE HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit, share, per unit and per share amounts)

NOTE 15: COMMITMENTS AND CONTINGENCIES
Lease Commitments
We are obligated under various operating leases for Shacks and our home office space, expiring in various years through 2031. Under certain of these leases, we are liable for contingent rent based on a percentage of sales in excess of a specified threshold and are responsible for our proportionate share of real estate taxes and utilities. See Note 8, Leases.
As security under the terms of several of our leases, we are obligated under letters of credit totaling $160 as of December 31, 2014. The letters of credit expire on April 23, 2015 and February 28, 2026. In addition, in December 2013, we entered into an irrevocable standby letter of credit in conjunction with our home office lease in the amount of $80. The letter of credit expires in September 2015 and renews automatically for one-year periods through September 30, 2019.
Purchase Commitments
Purchase obligations include legally binding contracts, including commitments for the purchase, construction or remodeling of real estate and facilities, firm minimum commitments for inventory purchases, equipment purchases, marketing-related contracts, software acquisition/license commitments and service contracts. These obligations are generally short-term in nature and are recorded as liabilities when the related goods are received or services rendered. We also enter into long-term, exclusive contracts with certain vendors to supply us with food, beverages and paper goods, obligating us to purchase specified quantities. These volume commitments are not subject to any time limit and there are no material financial penalties associated with these agreements in the event of early termination.
Legal Contingencies
We are subject to various legal proceedings, claims and liabilities, such as employment-related claims and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance. As of December 31, 2014, the amount of ultimate liability with respect to these matters was not material.
NOTE 16: RELATED PARTY TRANSACTIONS
Amounts due to affiliates include management fees, health costs and amounts advanced for other general operating expenses by USHG, LLC, another subsidiary of USHG and a related party under common control (the "Management Company"). The amounts are temporary and non-interest bearing in nature.
Under the terms of the management agreement with the Management Company, as amended, in fiscal 2012 and 2013, we paid a 3.0% management fee to the Management Company based on sales. Commencing in fiscal 2014, management fees were reduced to 2.5%. In addition, in fiscal 2013, there was an additional $5 management fee per month between April-August, for a total of $25 in additional management fee expense. Management fees on Shack sales, which are included in general and administrative expenses, amounted to $2,801, $2,383 and $1,670 for fiscal 2014, 2013 and 2012, respectively. We also paid a management fee to the Management Company based on licensing net income generated from the license agreements with unaffiliated entities. Management fees on licensing net income, included in general and administrative expenses, amounted to $126, $72 and $22 in fiscal 2014, 2013 and 2012, respectively. Amounts payable to the Management Company as of December 31, 2014 and December 25, 2013 were $238 and $300, respectively.
Previously, we sub-leased office space from the Management Company on a month-to-month basis. Amounts paid to the Management Company totaled $38, $236 and $60 for fiscal 2014, 2013 and 2012, respectively. These amounts are included in general and administrative expense on the Consolidated Statements of Income.
We are included in the Management Company's self-insurance health plan and pay our portion of the plan costs on a monthly basis. In fiscal 2014, 2013 and 2012, the amounts paid to the Management Company for these health costs were $1,306, $865 and $546, respectively. These amounts are included in labor and related expenses and general and administrative expenses on the Consolidated Statements of Income.
In fiscal 2009, we began leasing space from Hudson Yards Catering LLC ("HYC"), a related party, on a month-to-month basis, which terminated on October 31, 2012. Included in occupancy and related expenses is rent paid to HYC that amounted to $49 in fiscal 2012.

SSE HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit, share, per unit and per share amounts)

In fiscal 2011, we entered into a Master License Agreement (an "MLA") with Hudson Yards Sports and Entertainment LLC ("HYSE"), a related party, to operate Shake Shack branded limited menu concession stands in certain sports and entertainment venues within the United States. The agreement is through December 31, 2027, with five consecutive 5-year renewal options at HYSE's option. In consideration of the rights, HYSE pays us an annual license fee based on a percentage of net food sales, as defined in the MLA. HYSE also pays us a percentage of profits on sales of branded beverages, as defined in the MLA. Included in licensing revenue is concession income from HYSE in the amount of $218, $215 and $213 for fiscal 2014, 2013 and 2012, respectively.
NOTE 17: GEOGRAPHIC INFORMATION
Revenue by geographic area for fiscal 2014, 2013 and 2012 is as follows:

	2014	2013	2012
United States	$112,743	$78,937	$55,804
Other countries	5,787	3,519	1,234
Total revenue	$118,530	$82,456	$57,038
Revenues are shown based on the geographic location of our customers and licensees. All of our assets are located in the United States.
NOTE 18: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table sets forth certain unaudited financial and operating information for each quarter of fiscal 2014 and fiscal 2013. The unaudited quarterly information includes all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for the fair presentation of the information presented. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

	2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter[2]
Selected financial data:
Total revenue	$24,196	$27,737	$31,825	$34,772
Operating income (loss)	1,229	2,142	759	(987)
Net income (loss)	1,092	1,949	504	(1,427)
Pro forma earnings (loss) per unit(1):
Basic	$0.04	$0.07	$0.02	$(0.05)
Diluted	$0.04	$0.07	$0.02	$(0.05)
Selected operating data:
Same-Shack sales growth	3.9%	4.5%	1.2%	7.2%
Number of Shacks at end of period	44	48	53	63
Domestic company-operated	21	23	26	31
Domestic licensed	4	4	5	5
International licensed	19	21	22	27

SSE HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit, share, per unit and per share amounts)

	2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Selected financial data:
Total revenue	$15,749	$20,952	$22,803	$22,952
Operating income	1,283	2,936	612	1,104
Net income	1,158	2,824	444	997
Pro forma earnings per unit(1):
Basic	$0.04	$0.09	$0.01	$0.03
Diluted	$0.04	$0.09	$0.01	$0.03
Selected operating data:
Same-Shack sales growth	0.8%	5.9%	8.2%	6.8%
Number of Shacks at end of period	24	28	33	40
Domestic company-operated	14	16	16	21
Domestic licensed	3	4	4	4
International licensed	7	8	13	15

(1)
Basic and diluted pro forma earnings per unit are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted pro forma earnings per unit amounts may not equal annual pro forma basic and diluted earnings per unit amounts.

(2)
We operate on a 52/53 week fiscal year that ends on the last Wednesday of the calendar year. Fiscal 2014 was a 53-week year with the extra operating week falling in our fiscal fourth quarter. Fiscal 2013 and 2012 each contained 52 weeks.

(3)
Same-Shack sales growth reflects the change in year-over-year Shack sales for domestic company-operated Shacks open for 24 months or longer. Same-Shack sales growth for fiscal 2014 excludes sales from the 53rd week.

NOTE 19: SUBSEQUENT EVENTS
Amendment of Limited Liability Company Agreement
On February 4, 2015, our limited liability company agreement was amended and restated to, among other things, (i) provide for a new single class of common membership interests in SSE Holdings ("LLC Interests"); (ii) exchange all of the then existing membership interests of the original SSE Holdings members ("Original SSE Equity Owners") for LLC Interests and (ii) appoint the Corporation as the sole managing member of SSE Holdings. Subsequent to the amendment of our limited liability company agreement, 36,250,000 LLC Interests were outstanding. Although the Corporation has a minority economic interest in SSE Holdings, as the sole managing member, they have the sole voting power in, and control the management of, SSE Holdings. As a result, the Corporation will consolidate the financial results of SSE Holdings and report a non-controlling interest in their consolidated financial statements.
The amendment also requires that SSE Holdings, at all times, maintain (i) a one-to-one ratio between the number of shares of Class A common stock issued by the Corporation. and the number of LLC Interests owned by the Corporation and (ii) a one-to-one ratio between the number of shares of Class B common stock owned by the Continuing SSE Equity Owners and the number of LLC Interests owned by the Continuing SSE Equity Owners.
Capital Contribution
On February 4, 2015 the Corporation closed an initial public offering of 5,750,000 shares of its Class A common stock at a public offering price of $21.00 per share and received $112,298 in proceeds, net of underwriting discounts and commissions.
On February 4, 2015, the Corporation made a capital contribution to the Company in the amount of $112,298 in exchange for 5,750,000 LLC Interests. Additionally, pursuant to the third amended and restated limited liability company agreement, we issued an additional 339,306 LLC Interests to the Corporation in order to maintain the one-to-one ratio between shares of Class A common stock and LLC Interests with regard to the settlement of outstanding UARs. Following the IPO and related organizational transactions, including the acquisition by the Corporation of the Former SSE Equity Owners, the Corporation holds 12,058,147 LLC Interests, representing a 33.3% ownership interest in us.

SSE HOLDINGS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except unit, share, per unit and per share amounts)

Member Distributions
On February 4, 2015, we paid the Additional Distribution to certain of the Original SSE Equity Owners in the amount of $11,125, which was payable in the event the gross proceeds of the Corporation's IPO exceeded the anticipated gross proceeds and was calculated by multiplying (i) the excess gross proceeds by (ii) 0.273. The distribution was paid using proceeds received from the Corporation's IPO, which was subsequently used to purchase LLC Interests.
Revolving Credit Facility
On January 14, 2015, we borrowed $4,000 in principal amount under the Revolving Credit Facility. The proceeds will be used for general corporate purposes and new Shack openings. Subsequent to the borrowing, the remaining credit available under the Revolving Credit Facility was $13,920.
On January 28, 2015, we executed a Third Amended and Restated Credit Agreement, which became effective on February 4, 2015 (the "New Revolving Credit Facility"). The amendment provides for, among other things, (i) a revolving total commitment amount of $50,000, of which $20,000 is available immediately, with the remainder available at our request and the consent of the lenders under the New Revolving Credit Facility; (ii) the removal of USHG as guarantor of the facility; (iii) the elimination of the mandatory $15,000 prepayment and (iv) a reduction in certain interest rates and fees. Borrowings under the New Revolving Credit Facility will bear interest at either: (x) LIBOR plus a percentage ranging from 2.5% to 3.5% or (y) the prime rate plus a percentage ranging from 0.0% to 1.0%, depending on the type of borrowing to be made under the New Revolving Credit Facility.
The New Revolving Credit Facility is secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors (excluding stock in foreign subsidiaries in excess of 65% and assets of non-guarantors and subject to certain other exceptions). The obligations under the New Revolving Credit Facility are guaranteed by each of SSE Holdings’ wholly-owned domestic subsidiaries (with certain exceptions).
The New Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability to, subject to specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve itself, engage in businesses that are not in a related line of business; make loans, advances or guarantees; pay dividends or make other distributions (with certain exceptions, including tax distributions and repurchases of management equity); engage in transactions with affiliates; and make investments. In addition, the New Revolving Credit Facility contains certain cross-default provisions. We are required to maintain a specified consolidated fixed charge coverage ratio and a specified funded net debt to Adjusted EBITDA ratio.
On February 4, 2015, we repaid the entire outstanding principal under the Revolving Credit Facility of $36,000 using a portion of the proceeds we received from the capital contribution made by the Corporation. Subsequent to this repayment, no amounts were outstanding under the New Revolving Credit Facility.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by the SEC for newly public companies.
In addition, because we are an "emerging growth company" under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
DIRECTORS AND EXECUTIVE OFFICERS
Below is a list of the names and ages as of January 20, 2015 of our directors and executive officers and a description of the business experience of each of them.

Name	Age	Position
Daniel Meyer	56	Chairman of the Board of Directors
Randy Garutti	39	Chief Executive Officer and Director
Jeff Uttz	45	Chief Financial Officer
Peggy Rubenzer	51	Vice President, People Resources
Jeff Flug	52	Director
Evan Guillemin	49	Director
Jenna Lyons	46	Director
Jonathan D. Sokoloff	57	Director
Robert Vivian	56	Director
Daniel Meyer has served as the Chairman of the Board of Directors of Shake Shack since its formation and as the Chairman of the board of directors of SSE Holdings since January 2010. Mr. Meyer is the founder and Chief Executive Officer of USHG, which owns and operates the following restaurants: Union Square Cafe, Gramercy Tavern, Blue Smoke, Jazz Standard, The Modern, Maialino, Untitled, North End Grill and Marta; its event services business, Union Square Events; and its learning and consulting business, Hospitality Quotient. The restaurants have earned 25 James Beard Awards among them. Mr. Meyer previously served as a member of the board of directors of OpenTable.com from 2000 through 2014. Mr. Meyer co-authored the best-selling Union Square Cafe Cookbook and authored the New York Times bestseller Setting the Table: The Transforming Power of Hospitality in Business. Mr. Meyer is currently a member of the board of directors of The Container Store Group, Inc. and Sotheby's, as well as the following not-for-profit organizations: Share Our Strength, Madison Square Park Conservancy and the Irving Harris Foundation. Mr. Meyer has also served as a board member of City Harvest, New Yorkers for Parks, Union Square Partnership and NYC & Co. Mr. Meyer was selected to our board of directors because of his role in our founding and long career in hospitality and because he possesses particular knowledge and experience in strategic planning and leadership of complex organizations, hospitality businesses and board practices of other major corporations.
Randy Garutti has served as Shake Shack's Chief Executive Officer and on the Board of Directors since its formation and as the Chief Executive Officer and on the board of directors of SSE Holdings since April 2012. Prior to becoming Chief Executive Officer, Mr. Garutti served as Chief Operating Officer of SSE Holdings since January 2010. Mr. Garutti has worked with USHG and Mr. Meyer for 15 years. Prior to leading Shake Shack, Mr. Garutti was the Director of Operations, overseeing the operations for all USHG restaurants. In addition, Mr. Garutti served as General Manager of Union Square Cafe and Tabla, both of which won numerous accolades in the hospitality industry. Mr. Garutti graduated from Cornell University's School of Hotel Administration in 1997. Mr. Garutti was selected to our board of directors because of his leadership role in our development and growth and because he possesses particular knowledge and experience in strategic planning and leadership in the hospitality business.
Jeff Uttz has served as Shake Shack's Chief Financial Officer since its formation and as Chief Financial Officer of SSE Holdings since September 2013. Mr. Uttz has over 22 years of restaurant finance experience. Prior to joining Shake Shack, Mr. Uttz was the Chief Financial Officer of Yard House, where he led the expansion of Yard House from three units when he began to over 40 units when Yard House was acquired by Darden Restaurants, Inc. Prior to Yard House, Mr. Uttz held a number of positions at CKE Restaurants, Inc., working his way up from Manager of Corporate Banking to Vice President of Finance. During his tenure, Mr. Uttz participated in two major acquisitions, when CKE purchased the Hardee's chain as well as the units owned by Hardee's largest franchisee. Mr. Uttz began his career at KPMG where he served a number of clients within the restaurant and hospitality sector and attained his C.P.A. Mr. Uttz attended California State University, Fullerton, where he earned a Bachelor of Arts in Business Administration, Accounting Concentration.
Peggy Rubenzer has served as our Vice President, People Resources since our formation and as Vice President, People Resources of SSE Holdings since November 2013. Ms. Rubenzer has over 23 years of human resources and training expertise. As Vice President, People Resources at Shake Shack, Ms. Rubenzer leads the company's training, leadership development and human resources functions and supports the success of the teams through training, tools and resources. Prior to joining us in December 2011, Ms. Rubenzer spent 10 years at P.F. Chang's China Bistro in VP roles in both HR and Training. During her tenure at P.F. Chang's, Ms. Rubenzer was instrumental in growing the full and quick service concepts unit count from

82 to 360, supporting a head count of 30,000 employees. Prior to that, Ms. Rubenzer spent 10 years at Southwest Airlines, during which time she oversaw the recruiting and human resources functions for the Mid West region supporting the operation in 15 cities, as well as the company's growth and expansion to the North East.
Jeff Flug has served on the board of directors of Shake Shack since its formation and on the Board of Directors of SSE Holdings since January 2010. Mr. Flug has served as the President of USHG since January 2011 and, prior to that, as USHG's Chief Financial Officer and Chief Operating Officer since December 2009. Mr. Flug has over 25 years of leadership and management experience primarily in the financial industry, as well as in the non-profit sector. After graduating from the University of Massachusetts/Amherst in 1984, with a B.B.A. in Accounting, summa cum laude, Mr. Flug began his career as an accountant at PricewaterhouseCoopers where he attained his C.P.A. in 1986. Mr. Flug attended Columbia Business School, where he received his M.B.A. in Finance in 1988. In 1988, Mr. Flug joined Goldman, Sachs & Co., and ultimately served as a Managing Director and Head of Fixed Income Financial Futures and Options Sales. In 2000, Mr. Flug became the Head of North America Fixed Income Institutional Sales for JPMorgan Chase & Co. In 2006, Mr. Flug served as CEO and Executive Director for Millennium Promise, a nonprofit organization whose mission is to end extreme poverty and Malaria in Africa. Mr. Flug currently serves as a board director of Pennant Park Investment Corporation, Sears Hometown & Outlet Stores and The Mountain School of Milton Academy. Mr. Flug was selected to our Board of Directors because he brings financial experience and possesses particular knowledge and experience in strategic planning and leadership of complex organizations.
Evan Guillemin has served on the Board of Directors of Shake Shack since its formation and on the board of directors of SSE Holdings since April 2013. Mr. Guillemin joined Select Equity Group in April 2004 as the firm's Chief Financial Officer and has managed the firm's finance and operations groups. He is now a Senior Analyst/Associate Portfolio Manager with the firm, focusing on private company investments, as well as public company analysis. Mr. Guillemin is a member of the firm's Management Committee. Prior to joining the firm, he was Chief Financial Officer and then Chief Operating Officer of Delia*s Inc., a publicly-traded retailing company. He also served as Director of Acquisitions at Primedia, and he was a founding editor of SDC Publishing, a financial publishing division of the Thomson Corp. Mr. Guillemin currently serves on the board of directors of Mesa Labs Inc., where he chairs the audit committee and sits on the compensation committee. He also serves on the advisory board of several start-up and non-profit organizations. Mr. Guillemin received a B.A. from Yale University and an M.B.A. with distinction from Harvard Business School. Mr. Guillemin was selected to our board of directors because he brings financial experience and possesses particular knowledge and experience in strategic planning and leadership of complex organizations.
Jenna Lyons has served on the Board of Directors of Shake Shack since December 2014. Ms. Lyons has been the President, Executive Creative Director of J.Crew Group, Inc. since July 2010, and before that served as Executive Creative Director since April 2010. Prior to that, she was Creative Director since 2007 and, before that, was Senior Vice President of Women's Design since 2005. Ms. Lyons joined J.Crew Group, Inc. in 1990 as an Assistant Designer and has held a variety of positions within J.Crew Group, Inc., including Designer from 1994 to 1995, Design Director from 1996 to 1998, Senior Design Director in 1999, and Vice President of Women's Design from 1999 to 2005. Ms. Lyons was selected to our Board of Directors because she possesses particular knowledge and experience in strategic planning and leadership of complex organizations and retail businesses.
Jonathan D. Sokoloff has served on the Board of Directors of Shake Shack since its formation and on the board of directors of SSE Holdings since December 2012. Mr. Sokoloff is currently a Managing Partner with LGP, one of our significant stockholders, and joined in 1990. Before joining LGP, he was a Managing Director in Investment Banking at Drexel Burnham Lambert. Mr. Sokoloff serves on the board of the parent holding companies of BJ's Wholesale Club, Advantage Sales & Marketing and Jetro Cash & Carry and serves on the board of The Container Store Group Inc., USHG, Whole Foods Market, Inc., J.Crew Group, Inc., The Sports Authority, Inc., Jo-Ann Stores, Inc., The Tire Rack, Inc. and Top Shop/Top Man Limited. He co-chairs the Endowment Committee for Private Equity at his alma mater, Williams College. Mr. Sokoloff was selected to our board of directors because he possesses particular knowledge and experience in accounting, finance and capital structure, strategic planning and leadership of complex organizations, retail businesses and board practices of other major corporations.
Robert Vivian has served on the Board of Directors of Shake Shack since its formation and on the board of directors of SSE Holdings since June 2010. Mr. Vivian served as the Co-Chief Executive Officer of P.F. Chang's China Bistro from January 2009 through December 2011. Prior to that time, he served as P.F. Chang's President from December 2000 through January 2009 and as its Chief Financial Officer from 1996 through December 2000. He also served as a director of P.F. Chang's China Bistro from January 2009 through April 2011 when he retired. Before joining P.F. Chang's, Mr. Vivian served in a variety of positions with Brinker International, Inc. Mr. Vivian was selected to our Board of Directors because he possesses particular knowledge and experience in strategic planning and leadership of complex organizations, hospitality businesses and board practices of other major corporations.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Following our IPO, the United States securities laws require our directors, executive officers and greater than 10% shareholders to file reports of ownership and changes in ownership of our common stock on Forms 3, 4 and 5 with the SEC, with us and with the New York Stock Exchange.
However, for the year ended December 31, 2014, our directors, executive officers and greater than 10% shareholders were not required to file such reports, because we were, prior to the IPO, not subject to the requirements of the Securities Exchange Act of 1934.
CODE OF BUSINESS CONDUCT AND ETHICS
We have adopted a written code of business conduct and ethics ("Code of Business Conduct and Ethics") that applies to our directors, officers and other employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. In addition, our senior financial officers, including our principal executive officer and principal financial officer, are subject to a written code of ethics for senior financial officers. We have made a current copy of both codes available on our website, www.shakeshack.com and both are available in print and without charge to any person who sends a written request to our Corporate Secretary at 24 Union Square East, 5th Floor, New York, NY 10003. In addition, we intend to post on our website all disclosures that are required by law or the New York Stock Exchange listing standards concerning any amendments to, or waivers from, any provision of either code.
SHAREHOLDER RECOMMENDATION OF DIRECTOR NOMINEES
We do not have formal procedures in place by which shareholders may recommend nominees to our Board of Directors.

AUDIT COMMITTEE REPORT
The following Report of the Audit Committee of the Board of Directors (the “Audit Committee”) does not constitute soliciting material and should not be deemed filed or incorporated by reference into any future filings under the Securities Act of 1933 (the "Securities Act") or the Securities Exchange Act of 1934 (the "Exchange Act"), except to the extent we specifically incorporate this Report by reference.
Function of Audit Committee
The Audit Committee operates under a written charter adopted by the Board of Directors. The Charter contains a detailed description of the scope of the Audit Committee’s responsibilities and how they will be carried out. The Audit Committee’s charter is available on our website at investor.shakeshack.com, under "Governance Documents." The primary duties of the Audit Committee are to (i) assist the Board of Directors in fulfilling its oversight and monitoring responsibility of reviewing the financial information that will be provided to shareholders; (ii) appointing, compensating, retaining, evaluating, terminating and overseeing our independent registered public accounting firm; (iii) discussing with our independent registered public accounting firm their independence from management; (iv) reviewing with our independent registered public accounting firm the scope and results of their audit; (v) approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm; (vi)overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC; (vii) reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements; and (viii) establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters.
Independence of Audit Committee Members
Our Audit Committee consists of Messrs. Vivian, Flug and Guillemin with Mr. Vivian serving as chair. Rule 10A-3 of the Exchange Act and the New York Stock Exchange rules require us to have one independent audit committee member upon the listing of our common stock, a majority of independent directors on our audit committee within 90 days of the date of the prospectus dated January 29, 2015 and an audit committee composed entirely of independent directors within one year of the date of the prospectus dated January 29, 2015. Our Board of Directors has affirmatively determined that Messrs. Vivian and Guillemin meet the definition of "independent director" for purposes of serving on an audit committee under Rule 10A-3 under the Exchange Act and the New York Stock Exchange rules, and we intend to comply with the other independence requirements within the time periods specified.
Audit Committee Financial Expert
The Board of Directors has determined that Mr. Vivian qualifies as an "audit committee financial expert," as such term is defined in Item 407(d)(5) of Regulation S-K.
Audited Financial Statements Included in Annual Report
Management has the primary responsibility for establishing and maintaining adequate internal financial controls, for preparing the financial statements and for the public reporting process. Ernst & Young LLP (“EY”), the Company’s independent registered public accounting firm, is responsible for expressing opinions on the conformity of the Company’s audited financial statements with generally accepted accounting principles.
The Audit Committee has reviewed and discussed with management and EY the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2014 and Management’s Discussion and Analysis of Financial Condition and Results of Operation.
The Audit Committee also has discussed with EY the matters required to be discussed by the Public Company Accounting Oversight Board (“PCAOB”) AU Section 380, “Communication with Audit Committees.”
The Audit Committee also received the written disclosures and the letter from EY that are required by PCAOB Rule 3526, “Communication with Audit Committees Concerning Independence,” and has discussed with EY its independence. The Audit Committee also considered whether EY’s provision of non-audit services to the Company is compatible with maintaining EY’s independence. This discussion and disclosure informed the Audit Committee of EY’s independence and assisted the Audit Committee in evaluating that independence. On the basis of the foregoing, the Audit Committee concluded that EY is independent from the Company, its affiliates and management.
Based upon its review of the Company’s audited financial statements and the discussions noted above, the Audit Committee recommended to the Board of Directors that our audited consolidated financial statements for the fiscal year ended December 31, 2014 be included in the Company’s Annual Report on Form 10-K for such fiscal year for filing with the SEC.
This report has been furnished by the members of the Audit Committee.

Robert Vivian, Chair
Jeff Flug
Evan Guillemin

Item 11. Executive Compensation.
This section discusses the material components of the executive compensation program for our executive officers who are named in the "2014 Summary Compensation Table" below. In fiscal 2014, our "named executive officers" and their positions were as follows:

▪	Randy Garutti, Chief Executive Officer

▪	Jeff Uttz, Chief Financial Officer

▪	Peggy Rubenzer, Vice President, People Resources
This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from the currently planned programs summarized in this discussion. See "Cautionary Note Regarding Forward-Looking Statements."
SUMMARY COMPENSATION TABLE
The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2014 and December 25, 2013.

								Non-Equity
				Stock		Option		Incentive Plan	All Other
		Salary		Awards		Awards		Compensation	Compensation		Total
Name and Principal Position	Year	($)		($)		($)		($)	($)		($)
Randy Garutti	2014	330,095		—		—		42,919	—		373,014
Chief Executive Officer	2013	312,450		—		—		70,545	—		382,995
Jeff Uttz	2014	305,769		—		—		79,512	—		385,281
Chief Financial Officer	2013	93,462	(1)	825,635	(2)	—		42,997	—		962,094
Peggy Rubenzer	2014	197,022		—		—	(3)	34,156	6,812	(4)	237,990
Vice President, People Resources	2013	188,062		—		—	(3)	56,617	—		244,679

(1)
Mr. Uttz commenced employment with the Company on September 3, 2013. The amount reflected in the "Salary" column represents the pro-rated amount of his annual base salary earned following commencement of employment.

(2)
Amount reflects the full grant date fair value of the restricted Class B units in SSE Holdings granted during 2013 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. The assumptions used in the valuation of the restricted Class B unit awards are set forth in Note 11 to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

(3)
Ms. Rubenzer was granted 525 unit appreciation rights in 2014 and 350 unit appreciation rights in 2013. Such awards were not accounted for under ASC Topic 718 and no compensation expense was recorded with respect to these awards.

(4)	Amount reflects reimbursements for airfare in connection with commuting to and from the Company's office.

Narrative to Summary Compensation Table
Employment Agreements
During 2014, the employment of our named executive officers was not subject to the terms and conditions of any employment agreements. However, in 2014 in connection with the IPO, we entered into employment agreements with Mr. Garutti and Mr. Uttz effective as of the date of the consummation of the IPO. For a description of the terms and conditions of such employment agreements, please see the section entitled "—New Employment Agreements" below.
2014 Salaries
The named executive officers receive a base salary to compensate them for services rendered to our Company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive's skill set, experience, role and responsibilities.
2014 Bonuses
In fiscal 2014, each of our named executive officers was eligible to earn an annual performance-based cash bonus from the Company. This 2014 bonus for each of our named executive officers consisted of three components: 40% was based upon the achievement of Company adjusted EBITDA, 40% was based upon the achievement of Company revenue targets and 20% was based upon the achievement of individual performance goals. Mr. Garutti was eligible to receive a target bonus in the amount of 15% of his annual base salary, Mr. Uttz was eligible to receive a target bonus in the amount of 30% of his annual base salary, and Ms. Rubenzer was eligible to receive a target bonus in the amount of 20% of her annual base salary upon the achievement of the applicable objectives. In fiscal 2014, our Company adjusted EBITDA was 103% of the target amount and our total revenue was 97% of the target amount, resulting in a payment to Mr. Garutti of 87% of his target bonus, to Mr. Uttz of 87% of his target bonus and to Ms. Rubenzer of 87% of her target bonus. The actual amounts of the performance-based cash bonuses paid to each named executive officer for fiscal 2014 performance are set forth above in the Summary Compensation Table in the column entitled "Non-Equity Incentive Plan Compensation."
Equity-Based Compensation
Restricted Class B Units
Prior to the IPO, certain of our named executive officers held restricted Class B Units in SSE Holdings. The restricted Class B Units generally were eligible to vest annually over five years from the applicable grant date, subject to acceleration upon the occurrence of a change in control or an initial public offering. None of our named executive officers were granted restricted Class B Units in 2014. In connection with the IPO, each restricted Class B Unit was exchanged for LLC Interests.
Unit Appreciation Rights
Prior to the IPO, SSE Holdings maintained a phantom equity plan, which we call the Unit Appreciation Rights Plan, or "UAR Plan." The UAR Plan was adopted in order to foster and promote our long-term success by helping attract and maintain a superior management team and to motivate superior performance by employees selected to participate in the UAR Plan. Ms. Rubenzer is our only named executive officer who participates in the UAR Plan and, in 2014, Ms. Rubenzer was granted 525 unit appreciation rights. Under the UAR Plan, participants had the right to receive a payment in the form of securities of SSE Holdings or one of its affiliates upon a change in control or an initial public offering, subject to the participant's continued employment through the date of the change in control or initial public offering. The amount of the payment is equal to the number of unit appreciation rights held by the participant multiplied by the excess of the transaction price of a Class B Unit over a "base price" per unit specified in each participant's award agreement. Individual participants in the UAR Plan are selected by, and the UAR Plan is administered by, the SSE Holdings board of directors or the compensation committee of the board.
The following table sets forth the unit appreciation rights granted to our named executive officers in the 2014 fiscal year.

Named Executive Officer	2014 Unit Appreciation Rights Granted
Randy Garutti	—
Jeff Uttz	—
Peggy Rubenzer	525	(1)

(1)
As of December 31, 2014, all unit appreciation rights held by Ms. Rubenzer were unvested. Subject to Ms. Rubenzer's continued employment, she was entitled to payment in respect of her unit appreciation rights upon a change in control or an initial public offering. In connection with the IPO, Ms. Rubenzer received shares of Class A common stock in settlement of her outstanding unit appreciation rights.

All obligations of SSE Holdings under the UAR Plan and awards thereunder were assigned from SSE Holdings to Shake Shack, effective on the effective date of the IPO. All unit appreciation rights outstanding under the UAR Plan were settled in connection with the IPO in the form of shares of our Class A common stock. We do not expect to make any further grants under the UAR Plan.
New Equity-Based Compensation
We have adopted the 2015 Incentive Award Plan in order to facilitate the grant of cash and equity incentives to directors, employees (including our named executive officers) and consultants of our Company and certain of its affiliates and to enable our Company and certain of its affiliates to obtain and retain services of these individuals, which is essential to our long-term success. In connection with the IPO, we granted options to purchase 2,622,281 shares of Class A common stock under the 2015 Incentive Award Plan to certain of our employees, including the named executive officers. Such grants will vest in substantially equal installments over time, subject to continued employment.
In addition, in connection with this offering, we adopted an executive stock ownership policy encouraging Mr. Garutti and Mr. Uttz to hold shares of our common stock with a value equal to two and one times each of their annual base salaries, respectively.
Retirement Plans
USHG currently maintains a 401(k) retirement savings plan, the "401(k) plan," in which our employees, including our named executive officers, who satisfy certain eligibility requirements may participate. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. USHG does not currently match contributions made under the 401(k) plan by our named executive officers and other highly compensated employees. We believe that providing a vehicle for tax-deferred retirement savings though the 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.

Employee Benefits and Perquisites
All of our full-time employees, including our named executive officers, are eligible to participate in health and welfare plans maintained by USHG, including:

▪	medical, dental and vision benefits;

▪	medical and dependent care flexible spending accounts; and

▪	short-term and long-term disability insurance
Our named executive officers participate in these plans on the same basis as other eligible employees. We do not maintain any supplemental health and welfare plans for our named executive officers. We believe the benefits described above are necessary and appropriate to provide a competitive compensation package to our named executive officers.
In addition, in 2014, Ms. Rubenzer was entitled to reimbursement in an aggregate amount equal to $6,812 for airfare in connection with commuting to and from our Company's office.
No Tax Gross-Ups
We do not make gross-up payments to cover our named executive officers' personal income taxes that may pertain to any of the compensation or perquisites paid or provided by our Company.
Special Bonus Agreements
In March 2011, Mr. Garutti entered into a Special Bonus Agreement (as amended, the "Special Bonus Agreement") with USHG with respect to Mr. Garutti's services to SSE Holdings. This Special Bonus Agreement provides for the payment of a special bonus in the amount of $2.45 million by USHG to Mr. Garutti in the event of a change in control or an initial public offering of SSE Holdings prior to March 11, 2018, which will be payable to him in March 2018. On October 30, 2014, USHG, Mr. Garutti and SSE Holdings entered into an Assignment and Assumption Agreement, pursuant to which USHG assigned this obligation to SSE Holdings. The Special Bonus Agreement contains restrictive covenants prohibiting Mr. Garutti from competing with us and from soliciting any of our or of USHG's employees or contractors for one year following his termination of employment. The restrictive covenants also prohibit the unauthorized use of confidential information.
In addition to the Special Bonus Agreement, Mr. Garutti entered into two other bonus arrangements in July 2013 with SSE Holdings (the "Incentive Bonus Agreement") and USHG (the "Supplemental Bonus Agreement"), respectively. Such agreements provide for a bonus payment equal to the value of the special bonus under the Special Bonus Agreement and may become payable in the event a change in control or an initial public offering does not occur on or before March 11, 2018, subject to and conditioned upon certain other conditions specified in the Supplemental Bonus Agreement and Incentive Bonus Agreement, as applicable.
Mr. Garutti will only be entitled to receive payment under one of the Special Bonus Agreement, the Incentive Bonus Agreement or the Supplemental Bonus Agreement. As a result of the IPO, such payment with a value of $2.45 million will be made in March 2018 under the Special Bonus Agreement (as described above).
New Employment Agreements
In connection with the IPO, we entered into employment agreements with Messrs. Garutti and Uttz, which became effective as of the date of the consummation of the IPO. The material terms of such agreements are summarized below.
Employment Term and Position
The term of employment of each of Messrs. Garutti and Uttz is three years from the date of the IPO, subject to automatic one-year extensions provided that neither party provides written notice of non-extension within ninety days of the expiration of the then-current term. During their respective terms of employment, Mr. Garutti will serve as Chief Executive Officer of the Company and SSE Holdings and Mr. Uttz will serve as Chief Financial Officer of the Company and SSE Holdings. Further, Mr. Garutti will be appointed to our Board of Directors and will be proposed for re-election during his term of employment.
Base Salary, Annual Bonus and Equity Compensation
Pursuant to their employment agreements, Messrs. Garutti and Uttz are entitled to initial base salaries of $400,000 and $330,000, respectively.
In addition, Messrs. Garutti and Uttz are eligible to receive annual performance-based cash bonuses upon the attainment of individual and Company performance goals established by our Board of Directors or the compensation committee. The amount of the annual performance-based cash bonus that may be received by Messrs. Garutti and Uttz upon attainment of target performance for any fiscal year will be 50% of base salary and 35% of base salary, respectively, and the maximum amount of the annual performance-based cash bonus that may be received by Messrs. Garutti and Uttz for any fiscal year will be 100% of base salary and 70% of base salary, respectively.

Under the employment agreements, Messrs. Garutti and Uttz will also be eligible for annual equity awards, the form and terms of which will be determined by our Board of Directors or the compensation committee in its discretion.
Severance
Each employment agreement provides for severance upon a termination by us without cause or by Messrs. Garutti or Uttz for good reason, in each case, subject to the execution and non-revocation of a waiver and release of claims by Messrs. Garutti or Uttz, as applicable.
Upon a termination of employment by us without cause or by Messrs. Garutti or Uttz for good reason, Messrs. Garutti or Uttz, as applicable, will be entitled to severance consisting of (a) continued base salary through the first anniversary of the termination of his employment, (b) a prorated annual cash bonus for the year of termination based on actual individual and Company performance, (c) accelerated vesting of a prorated portion of the annual equity awards that would have vested at the end of the year of termination absent such termination, such portion to be based on the number of full fiscal months elapsed during such fiscal year, and (d) reimbursement of COBRA premiums such that the cost of coverage is equal to the cost for then current employees for a period of up to 12 months.
For purposes of the employment agreements, the Company will have "cause" to terminate Messrs. Garutti or Uttz's employment upon (a) his willful misconduct, gross negligence or act of dishonesty with regard to the Company or any of its affiliates, which in either case, results in or could reasonably be expected to result in material harm to the Company or such affiliate, (b) his willful and continued failure to attempt to perform his duties with the Company or any of its affiliates (other than any such failure resulting from disability), which failure is not remedied within 30 days after receiving written notice thereof, (c) his conviction of (or his plea of guilty or nolo contendere to) any felony involving moral turpitude (other than traffic related offenses or as a result of vicarious liability), or (d) his material breach of any material provision of the employment agreement, which breach is not remedied within 10 days after receiving written notice thereof.
For purposes of the employment agreements, each of Messrs. Garutti and Uttz will have "good reason" to terminate his employment after the occurrence, without his consent, of (a) any material adverse change in base salary, position, duties, responsibilities, authority, title or reporting obligations, or the assignment of duties that are materially inconsistent with his position, (b) a relocation of principal business location by more than 50 miles from its then current location, or (c) any other material breach by the Company of the employment agreement or any other agreement with him. However, no termination for good reason will be effective unless (i) Messrs. Garutti or Uttz, as applicable, provides the Company with at least thirty (30) days prior written notice of his intent to resign for good reason (which notice must be provided within sixty (60) days following the occurrence of the event(s) purported to constitute good reason); (ii) the Company has not remedied the alleged violation(s) within the thirty (30) day period; and (iii) Messrs. Garutti or Uttz's resignation, as applicable, becomes effective no later than thirty (30) days after the Company has either failed to cure such event or indicated that it will not cure such event.
Restrictive Covenants
Pursuant to their respective employment agreements, Messrs. Garutti and Uttz will be subject to certain non-competition and non-solicitation restrictions for a twelve-month period after termination of employment. During the restricted period, Messrs. Garutti and Uttz may not compete, directly or indirectly, with the Company in the business of developing, managing, and/or operating of (a) "better burger" restaurants, (b) "quick service" or "fast food" restaurants with an emphasis on hamburgers, or (c) "fast casual" restaurants. No severance payments or benefits described above shall be paid following the first date that Messrs. Garutti or Uttz, as applicable, violates his restrictive covenants; provided that, if employment is terminated by the Company without cause or by Messrs. Garutti or Uttz for good reason, Messrs. Garutti or Uttz, as applicable, may compete in the "fast casual" restaurant business during the restricted period without violating his employment agreement but he will not receive any severance after the date that he began to compete in the "fast casual" restaurant business.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The following table summarizes the number of Class B Units and unit appreciation rights underlying outstanding equity incentive plan awards for our named executive officers as of December 31, 2014.

	Unit Appreciation Rights					Class B Unit Awards
	Number of Class B Units Underlying Unit Appreciation Rights (#)	Number of Class B Units Underlying Unit Appreciation Rights (#)		Unit Appreciation Right Base Amount ($)	Unit Appreciation Right Expiration Date	Number of Class B Units That Have Not Vested (#)		Market Value of Class B Units That Have Not Vested ($)
Name	Vested	Unvested
Randy Garutti	—	—		—	—	—	(1)	—
Jeff Uttz	—	—		—	—	7,227	(2)	$3,179,200	(3)
Peggy Rubenzer	—	525	(4)	$237.04	3/3/2024	—		—
	—	626	(4)	$122.99	2/1/2022	—		—
	—	350	(4)	$183.00	2/11/2023	—		—

(1)	As of December 31, 2014, Mr. Garutti held 31,303 Class B units and 4,277 membership interests in SSE Holdings, all of which were vested.

(2)
Mr. Uttz was granted 9,034 restricted Class B units on August 22, 2013. As of December 31, 2014, 80% of the restricted Class B units held by Mr. Uttz were unvested. Subject to Mr. Uttz's continued employment, all of his unvested restricted Class B units were eligible, as of December 31, 2014, to vest ratably over the next four years, subject to acceleration upon a change in control or an initial public offering (including the IPO). In connection with IPO, the restricted Class B units became fully vested and were exchanged for LLC Interests.

(3)
There is no public market for our Class B units. Third-party financial institutions valued the Class B units in connection with this offering. The amount reported above under the heading "Market Value of Class B Units That Have Not Vested" reflects the intrinsic value of the Class B units according to such valuation. In connection with the IPO, the Class B units became fully vested and were exchanged for LLC Interests.

(4)
Ms. Rubenzer was granted 626 unit appreciation rights on February 1, 2012, 350 unit appreciation rights on February 11, 2013 and 525 unit appreciation rights on March 3, 2014. As of December 31, 2014, all unit appreciation rights held by Ms. Rubenzer were unvested. Subject to Ms. Rubenzer's continued employment, Ms. Rubenzer was, as of December 31, 2014, eligible to receive payment in respect of her unit appreciation rights upon a change in control or an initial public offering (including the IPO). In connection with the IPO, Ms. Rubenzer received shares of Class A common stock in settlement of her outstanding unit appreciation rights.

DIRECTOR COMPENSATION
Members of the SSE Holdings board of directors have not historically received compensation for their services as board members.  None of our directors received compensation as a director during fiscal 2014.
In connection with the IPO, we approved and implemented a compensation policy that, effective upon the closing of the IPO, became applicable to all of our non-employee directors. Under the compensation policy, no non-employee director is entitled to a cash retainer or other cash compensation inconsideration for his service on our Board of Directors or a committee thereof. Each non-employee director is, however, be entitled to certain equity-based compensation as described below.
On the date the shares subject to the IPO were priced, each non-employee director who, as of such date, was serving on our Board of Directors and was expected to continue his or her service following the IPO was granted (a) an option to purchase shares of our Class A common stock with a grant date fair value of $50,000 (or, if such director is unaffiliated with any significant stockholder of the Company, $75,000) and (b) to the extent such director is (i) unaffiliated with any significant stockholder of the Company and (ii) the chairman of any committee of our Board of Directors, an additional option to purchase shares of our Class A common stock with a fair value of $10,000 with respect to each such chairmanship.
Commencing with fiscal 2016, each non-employee director will be entitled to an annual option grant which shall consist of the following: (a) an option to purchase shares of our Class A common stock with a grant date fair value of $50,000 (or, if such director is unaffiliated with any significant stockholder of the Company, $75,000) and (b) to the extent such director is (i) unaffiliated with any significant stockholder of the Company and (ii) the chairman of any committee of our Board of Directors, an additional option to purchase shares of our Class A common stock with a fair value of $10,000 with respect to each such chairmanship.
The terms of each award described above will be set forth in a written award agreement between the applicable non-employee director and us, which will generally provide for vesting after one year of continued service as a director subject to acceleration upon a change of control.

The non-employee director compensation policy (including the compensation described above) may be amended, modified or terminated by our Board of Directors at any time in its sole discretion.
In addition to the non-employee director compensation policy, in connection with this offering, we adopted a director stock ownership policy encouraging non-employee directors to hold shares of our Class A common stock with a value equal to at least one times the fair value of the director's annual equity award.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
During fiscal 2014, the members of SSE Holdings' compensation committee were Mr. Flug, Mr. Vivian and Mr. Guillemin. No member of our compensation committee is or has been a current or former officer or employee of Shake Shack or had any related person transaction involving Shake Shack. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director or member of SSE Holdings' compensation committee during fiscal 2014.
COMPENSATION COMMITTEE REPORT
The JOBS Act provides that, so long as a company qualifies as an "emerging growth company," it will be exempt from certain disclosure requirements of the Dodd-Frank Act relating to compensation of its executive officers and be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Exchange Act. Accordingly, we have not included such analyses or a report from our Compensation Committee.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
As of December 31, 2014, there was no public market for our common stock and there were no equity compensation plans approved by security holders under which our equity securities were authorized for issuance.
The following table provides, as of March 20, 2015, equity compensation plan information for all plans under which equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (#)
Equity compensation plans approved by security holders	2,622,281	$21.00	3,243,241
Equity compensation plans not approved by security holders	—	—	—
TOTAL	2,622,281	$21.00	3,243,241

Prior to the IPO, SSE Holdings maintained a phantom equity plan, which we call the Unit Appreciation Rights Plan (the "Plan"). The UAR Plan was adopted in order to foster and promote our long-term success by helping attract and maintain a superior management team and to motivate superior performance by employees selected to participate in the UAR Plan. Under the Plan, the Company may grant up to 31,303 unit appreciation rights ("UARs") to employees. The UARs granted are subject to continued employment and are only exercisable upon a qualifying transaction, which is either a change of control or an initial public offering, each as defined under the Plan. Upon the occurrence of a qualifying transaction, each UAR entitles the holder to receive a payment from the Company with such payment determined by multiplying (i) the excess, if any, of the qualifying transaction price over the base amount of the UAR, by (ii) the stated number of Class B units deemed covered by the UAR. Effective October 30, 2014, the Plan was amended to provide that the payment to which UAR holders are entitled upon the occurrence of a qualifying transaction will be in the form of securities of the Company or one of its affiliates or such other form of payment as we may determine in our sole discretion. As of December 31, 2014, there were 22,554 UARs outstanding. The Company's initial public offering constitutes a qualified transaction under the Plan and 339,306 shares of Class A common stock were issued upon consummation of the IPO in settlement of the outstanding UARs.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth information with respect to the beneficial ownership of our Class A common stock and Class B common stock, as of March 20, 2015:

▪	each person known by us to beneficially own more than 5% of our Class A common stock or our Class B common stock;

▪	each of our directors;

▪	each of our named executive officers; and

▪	all of our executive officers and directors as a group.
Each Continuing SSE Equity Owner is entitled to have their LLC Interests redeemed for Class A common stock on a one-for-one basis, or, at the option of Shake Shack, cash equal to the market value of the applicable number of shares of our Class A common stock. In addition, at Shake Shack's election, Shake Shack may effect a direct exchange of such shares of Class A common stock or such cash for such LLC Interests. In connection with the IPO, we issued to each Continuing SSE Equity Owner for nominal consideration one share of Class B common stock for each LLC Interest it owned. As a result, the number of shares of Class B common stock listed in the table below correlates to the number of LLC Interests each such Continuing SSE Equity Owner owns.
The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC and includes voting or investment power with respect to securities. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock subject to options, or other rights, including the redemption right described above, held by such person that are currently exercisable or will become exercisable within 60 days, are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, the address of all listed stockholders is c/o Shake Shack Inc.; 24 Union Square East, 5th Floor; New York, NY 10003. Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

	Shares of Class A Common Stock Beneficially Owned		Shares of Class B Common Stock Beneficially Owned		Total Common Stock Beneficially Owned
	(#)	(%)	(#)	(%)	(#)	(%)
5% Stockholders
Green Equity Investors VI, L.P., Green Equity Investors Side VI, L.P., and LGP Malted Coinvest LLC(1)(2)(3)	3,420,325	28.5%	5,773,997	23.9%	9,194,322	25.4%
Daniel Meyer(1)(4)	30,100	*	7,352,908	30.4%	7,383,008	20.4%
SEG Partners, L.P., SEG Partners II, L.P. and SEG Partners Offshore Master Fund, Ltd.(1)(5)	2,548,516	21.1%	1,809,854	7.5%	4,358,370	12.0%
ACG Shack LLC(1)(6)	—	*	2,159,793	8.9%	2,159,793	6.0%
Jeff Flug(1)(7)	30,000	*	1,834,778	7.6%	1,864,778	5.1%

Named Executive Officers and Directors
Randy Garutti(8)	3,100	*	1,043,751	4.3%	1,046,851	2.9%
Jeff Uttz(9)	10,000	*	197,814	*	207,814	*
Peggy Rubenzer(10)	32,476	*	—	*	32,476	*
Evan Guillemin	—	*	—	*	—	*
Jenna Lyons(11)	10,000	*	—	*	10,000	*
Jonathan D. Sokoloff(1)(2)(3)(12)	3,440,325	28.5%	5,773,997	23.9%	9,214,322	25.4%
Robert Vivian(13)	20,000	*	67,444	*	87,444	*

All Directors and Executive Offers as a group (nine persons)	3,576,001	29.7%	16,270,692	67.3%	19,846,693	54.7%

*	Represents beneficial ownership of less than 1%

(1)
As discussed in "Certain Relationships and Related Party Transactions—Stockholders Agreement," the members of the Voting Group entered into a Stockholders Agreement with us, pursuant to which the Voting Group has agreed to vote their shares of Class A common stock and Class B common stock in favor of the election of the nominees of certain members of the Voting Group to our Board of Directors upon their nomination by the nominating and corporate governance committee of our Board of Directors.

(2)
As of February 4, 2015 from the Schedule 13D filed on February 9, 2015 by Green Equity Investors VI, L.P. ("GEI VI"), Green Equity Investors Side VI, L.P. ("GEI Side VI") (collectively, the "Green Funds"), LGP Malted Coinvest LLC ("Malted"), GEI Capital VI, LLC ("Capital"), Green VI Holdings, LLC ("Holdings"), Leonard Green & Partners, L.P. ("LGP"), LGP Management, Inc. ("LGPM"), Peridot Coinvest Manager LLC ("Peridot"), J. Kristofer Galashan, and Jonathan D. Sokoloff (the foregoing entities and persons collectively, the "LGP

Owners"). The LGP Owners beneficially own 9,194,322 shares of common stock, have shared voting power over 9,223,322 shares and shared dispositive power over 9,223,322 shares.

(3)
Voting and investment power with respect to the shares of our common stock held by GEI VI, GEI Side VI and Malted, may be deemed to be shared by certain affiliated entities. Capital is the general partner of the Green Funds. Holdings is a limited partner of the Green Funds. LGP is the management company of the Green Funds and Holdings. Peridot, an affiliate of LGP, is the manager of Malted. Each of the Green Funds, Holdings, Malted, LGP, and Peridot disclaims such shared beneficial ownership of our common stock. Jonathan D. Sokoloff may also be deemed to share voting and investment power with respect to such shares due to his position with LGP and Peridot, and he disclaims beneficial ownership of such shares. Each of Messrs. John G. Danhakl, Peter J. Nolan, Jonathan D. Sokoloff, Jonathan A. Seiffer, John M. Baumer, Timothy J. Flynn, James D. Halper, Todd M. Purdy, Michael S. Solomon, and W. Christian McCollum either directly (whether through ownership interest or position) or indirectly, through one or more intermediaries, may be deemed to control Capital, LGP and Peridot. As such, these individuals may be deemed to have shared voting and investment power with respect to all shares beneficially owned by Green Funds, Holdings, Malted, LGP, and Peridot. These individuals each disclaim beneficial ownership of the securities held by Green Funds, Holdings, Malted, LGP, and Peridot. Each of the foregoing individual's address is c/o Leonard Green & Partners, L.P., 11111 Santa Monica Boulevard, Suite 2000, Los Angeles, California 90025.

(4)
Includes (i) 30,000 shares of Class A common stock acquired under the Company's Directed Share Program using personal funds; (ii) 100 shares of Class A common stock directly held; (iii) 1,869,064 shares of Class B common stock acquired pursuant to a subscription agreement entered into with the Company in connection with the Company's IPO on February 4, 2015; (iv) 590,921 shares of Class B common stock held by the Daniel H. Meyer 2012 Gift Trust U/A/D 10/31/12, of which Mr. Meyer's spouse is a trustee and beneficiary, acquired pursuant to a subscription agreement entered into with the Company in connection with the Company's IPO on February 4, 2015; (v) 95,238 shares of Class B common stock held by Union Square Hospitality Group, LLC, acquired in connection with the Company's IPO on February 4, 2015; and (vi) 1,727,804 shares of Class B common stock held by Union Square Cafe Corp, acquired pursuant to a subscription agreement entered into with the Company in connection with the Company's IPO on February 4, 2015 and (vii) 3,069,881 shares of Class B common stock held by Gramercy Tavern Corp, acquired pursuant to a subscription agreement entered into with the Company in connection with the Company's IPO on February 4, 2015.

(5)
Select Equity Group, L.P. ("Select Equity"), a limited partnership controlled by George S. Loening, has the power to vote or direct the vote of, and dispose or direct the disposition of, the shares beneficially owned by SEG Partners L.P., SEG Partners II, L.P. and SEG Partners Offshore Master Fund, Ltd. Select Equity is an investment adviser and possesses sole power to vote or direct the vote of, and dispose or direct the disposition of, 4,358,370 shares. George S. Loening is a control person and possesses sole power to vote or direct the vote of, and dispose or direct the disposition of, 4,358,370 shares. The address for Select Equity is Select Equity Group, L.P., 380 Lafayette Street New York, New York 10003.

(6)
ACG Shack LLC is managed by Alliance Consumer Growth LLC, the investment manager for Alliance Consumer Growth Fund, LP. Each of Josh Goldin, Julian Steinberg and Trevor Nelson may be deemed to control Alliance Consumer Growth LLC. As such, these individuals may be deemed to have shared voting and investment power with respect to 2,159,793 shares beneficially owned by ACG Shack LLC. The address for each of ACG Shake Shack LLC, Alliance Consumer Growth LLC and Alliance Consumer Growth Fund, LP. is c/o Alliance Consumer Growth LLC 655 Madison Avenue, 20th Floor New York, New York 10065.

(7)
Includes (i) 30,000 shares of Class A common stock acquired under the Company's Directed Share Program using personal funds; (ii) 226,978 shares of Class B common stock acquired pursuant to a subscription agreement entered into with the Company in connection with the Company's IPO on February 4, 2015; (iii) 922,574 shares of Class B common stock held by the Flug 2012 GS Trust U/A/D 9/4/12, of which Mr. Flug's spouse is the trustee and beneficiary, acquired pursuant to a subscription agreement entered into with the Company in connection with the Company's IPO on February 4, 2015; and (iv) 685,226 shares of Class B common stock held by Gulf Five LLC, of which Mr. Flug is the sole manager of the management company, acquired pursuant to a subscription agreement entered into with the Company in connection with the Company's IPO on February 4, 2015.

(8)
Includes (i) 3,000 shares of Class A common stock acquired under the Company's Directed Share Program using personal funds, (ii) 100 shares of Class A common stock directly held, (iii) 987,779 shares of Class B common stock acquired pursuant to a subscription agreement entered into with the Company in connection with the Company's IPO on February 4, 2015 and (iv) 55,972 shares of Class B common stock held by the The Randall J. Garutti 2014 GST Trust, of which Mr. Garutti's spouse is a trustee and beneficiary acquired pursuant to a subscription agreement entered into with the Company in connection with the Company's IPO on February 4, 2015.

(9)
Includes (i) 10,000 shares of Class A common stock acquired under the Company's Directed Share Program using personal funds and (ii) 197,814 shares of Class B common stock acquired pursuant to a subscription agreement entered into with the Company in connection with the Company's IPO on February 4, 2015.

(10)
Includes (i) 10,000 shares of Class A common stock acquired under the Company's Directed Share Program using personal funds and (ii) 22,476 shares of Class A common stock received in settlement of 1,501 unit appreciation rights.

(11)	Includes 10,000 shares of Class A common stock acquired under the Company's Directed Share Program using personal funds.

(12)
Includes (i) 20,000 shares of Class A common stock acquired under the Company's Directed Share Program using personal funds, (ii) 3,420,325 shares of Class A common stock held by the LGP Owners and (iii) 5,773,997 shares of Class B common stock held by the LGP Owners.

(13)
Includes (i) 20,000 shares of Class A common stock acquired under the Company's Directed Share Program using personal funds and (ii) 67,444 shares of Class B common stock acquired pursuant to a subscription agreement entered into with the Company in connection with the Company's IPO on February 4, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Since December 25, 2013, we or SSE Holdings have engaged in certain transactions with our directors and executive officers and holders of more than 5% of our voting securities and affiliates of our directors, executive officers and holders of more than 5% of our voting securities.
The following are summaries of certain provisions of our related party agreements and are qualified in their entirety by reference to all of the provisions of such agreements. Because these descriptions are only summaries of the applicable agreements, they do not necessarily contain all of the information that you may find useful. We therefore urge you to review the agreements in their entirety. Copies of the agreements (or forms of the agreements) are included as exhibits to this Annual Report on Form 10-K, and are available electronically on the website of the SEC at www.sec.gov.
REVOLVING CREDIT FACILITY
SSE Holdings is a party to the Revolving Credit Facility, which provides for a revolving total commitment of $50.0 million. The Revolving Credit Facility is secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors (excluding stock in foreign subsidiaries in excess of 65% and assets of non-guarantors and subject to certain other exceptions). Obligations under the Revolving Credit Facility are guaranteed by USHG and each of SSE Holdings' wholly-owned subsidiaries.
On January 28, 2015, we executed a Third Amended and Restated Credit Agreement (the "New Revolving Credit Facility"), which became effective on February 4, 2015. The New Revolving Credit Facility provides for, among other things, the removal of USHG as guarantor of the facility. Subsequent to February 4, 2015, the New Revolving Credit Facility no longer constitutes a related party agreement.

SPECIAL BONUS AGREEMENTS
In March 2011, Mr. Garutti entered into a Special Bonus Agreement, with USHG with respect to Mr. Garutti's services to SSE Holdings (as amended, the "Special Bonus Agreement"). This Special Bonus Agreement provides for the payment of a special bonus in the amount of $2.45 million by USHG to Mr. Garutti in the event of a change in control or an initial public offering of SSE Holdings prior to March 11, 2018, which will be payable to him in March 2018. On October 30, 2014, USHG, Mr. Garutti and SSE Holdings entered into an Assignment and Assumption Agreement, pursuant to which USHG assigned this obligation to SSE Holdings. The Special Bonus Agreement contains restrictive covenants prohibiting Mr. Garutti from competing with us and from soliciting any of our or of USHG's employees or contractors for one year following his termination of employment. The restrictive covenants also prohibit the unauthorized use of confidential information.
In addition to the Special Bonus Agreement, Mr. Garutti entered into two other bonus arrangements in July 2013 with SSE Holdings (the "Incentive Bonus Agreement") and USHG (the "Supplemental Bonus Agreement"), respectively. Such agreements provide for a bonus payment equal to the value of the special bonus under the Special Bonus Agreement and may become payable in the event a change in control or an initial public offering does not occur on or before March 11, 2018, subject to and conditioned upon certain other conditions specified in the Supplemental Bonus Agreement and Incentive Bonus Agreement, as applicable.
Mr. Garutti will only be entitled to receive payment under one of the Special Bonus Agreement, the Incentive Bonus Agreement or the Supplemental Bonus Agreement. As a result of the IPO, such payment in an amount equal to $2.45 million will be made in March 2018 under the Special Bonus Agreement (as described above).
MANAGEMENT SERVICES AGREEMENT
On October 16, 2009, we entered into a Management Services Agreement with USHG, LLC, another subsidiary of USHG (the "Management Company"), pursuant to which the Management Company has provided management services to SSE Holdings, including executive leadership, strategic development, real estate, financial, legal, administrative, operations and human resources services. In exchange for those services, we have paid the Management Company a monthly fee based on our sales for such period. In fiscal 2014, 2013 and 2012, we paid $2.9 million, $2.5 million and $1.7 million, respectively, in management services under the Management Services Agreement. In addition, we indemnified the Management Company to the fullest extent permitted by law from and against all losses arising from its performance under the Management Services Agreement.
We entered into the Amended and Restated Management Services Agreement with the Management Company, effective January 2015, pursuant to which the Management Company provides reduced management services to SSE Holdings comprised of executive leadership from USHG's Chief Executive Officer, Daniel Meyer, and other members of USHG's senior management; menu innovation advisory services by Mr. Meyer; strategic development advisory services by Mr. Meyer; leadership development services; and limited human resources services. There will be no fees payable by us to the Management Company in connection with these services. The initial term of the Amended and Restated Management Services Agreement will be through December 31, 2019, with renewal periods. We will also indemnify the Management Company to the fullest extent permitted by law from and against all losses arising from its performance under the Amended and Restated Management Services Agreement.
MASTER LICENSE AGREEMENT WITH UNION SQUARE EVENTS
HYSE doing business as Union Square Events, another subsidiary of USHG, operates our three domestic licensed Shacks located in sporting venues pursuant to a Master License Agreement (the "Master License Agreement"), which grants Union Square Events the exclusive right to open Shake Shack-branded limited menu concession stands in sports and entertainment venues in the United States. In each of fiscal 2014, 2013 and 2012, Union Square Events paid $0.2 million in license fees pursuant to the Master License Agreement.
THE IPO AND ORGANIZATIONAL TRANSACTIONS
In connection with the IPO and Organizational Transactions, we engaged in certain transactions with certain of our directors, executive officers and other persons and entities which are or became holders of 5% or more of our voting securities upon the consummation of the IPO and Organizational Transactions, including the exchange of their indirect ownership interest in LLC Interests by Former SSE Equity Owners for shares of our Class A common stock in connection with this offering and entering into the Tax Receivable Agreement, the SSE Holdings LLC Agreement, the Stockholders Agreement and the Registration Rights Agreement. These transactions are described in "Initial Public Offering and Organizational Transactions" in Item 1 of this Annual Report on Form 10-K.
The exchange of their indirect ownership interest in LLC Interests by Former SSE Equity Owners occurred as a result of two mergers, whereby, in each case, a newly formed subsidiary of Shake Shack merged into an entity that holds LLC Interests (and of which the Former SSE Equity Owners are owners) with each entity becoming a wholly owned subsidiary of Shake Shack and the Former SSE Equity Owners receiving Class A common stock. Each Former SSE Equity Owner and/or one or more its affiliates has agreed, pursuant to their respective merger agreement, to indemnify us against all historic liabilities of the entity transferred in the applicable merger. Subsequent to these mergers, each such entity merged into Shake Shack resulting in Shake Shack owning directly the LLC Interests exchanged by the Former SSE Equity Owners pursuant to the initial mergers.

TAX RECEIVABLE AGREEMENT
We expect to obtain an increase in our share of the tax basis of the assets of SSE Holdings when a Continuing SSE Equity Owner receives shares of our Class A common stock or cash at our election in connection with an exercise of such Continuing SSE Equity Owner's right to have LLC Interests held by such Continuing SSE Equity Owner redeemed by SSE Holdings or, at the election of Shake Shack, exchanged (such basis increase, the "Basis Adjustments"). We intend to treat such acquisition of LLC Interests as our direct purchase of LLC Interests from a Continuing SSE Equity Owner for U.S. federal income and other applicable tax purposes, regardless of whether such LLC Interests are surrendered by a Continuing SSE Equity Owner to SSE Holdings for redemption or sold to us upon the exercise of our election to acquire such LLC Interests directly. A Basis Adjustment may have the effect of reducing the amounts that we would otherwise pay in the future to various tax authorities. The Basis Adjustments may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.
In connection with the Transactions described above, we entered into the Tax Receivable Agreement (the "TRA") with the Continuing SSE Equity Owners. The TRA provides for the payment by us to such persons of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of the Transactions, including increases in the tax basis of the assets of SSE Holdings arising from such transactions or any prior sales of interests in SSE Holdings and tax basis increases attributable to payments made under the TRA and deductions attributable to imputed interest and other payments of interest pursuant to the TRA. SSE Holdings has in effect an election under Section 754 of the Code effective for each taxable year in which a redemption or exchange of LLC Interests for shares of our Class A common stock or cash occurs. These TRA payments are not conditioned upon any continued ownership interest in either SSE Holdings or us by any Continuing SSE Equity Owner. The rights of each Continuing SSE Equity Owner under the TRA are assignable to transferees of its LLC Interests (other than Shake Shack as transferee pursuant to subsequent redemptions (or exchanges) of the transferred LLC Interests). We expect to benefit from the remaining 15% of tax benefits, if any, that we may actually realize.
The actual Basis Adjustments, as well as any amounts paid to the Continuing SSE Equity Owners under the TRA, will vary depending on a number of factors, including:

▪
the timing of any subsequent redemptions or exchanges—for instance, the increase in any tax deductions will vary depending on the fair value, which may fluctuate over time, of the depreciable or amortizable assets of SSE Holdings at the time of each redemption or exchange;

▪
the price of shares of our Class A common stock at the time of redemptions or exchanges—the Basis Adjustments, as well as any related increase in any tax deductions, is directly related to the price of shares of our Class A common stock at the time of each redemption or exchange;

▪	the extent to which such redemptions or exchanges are taxable—if a redemption or exchange is not taxable for any reason, increased tax deductions will not be available; and

▪
the amount and timing of our income—the TRA generally will require Shake Shack to pay 85% of the tax benefits as and when those benefits are treated as realized under the terms of the TRA. If Shake Shack does not have taxable income, it generally will not be required (absent a change of control or other circumstances requiring an early termination payment) to make payments under the TRA for that taxable year because no tax benefits will have been actually realized. However, any tax benefits that do not result in realized tax benefits in a given taxable year will likely generate tax attributes that may be utilized to generate tax benefits in previous or future taxable years. The utilization of any such tax attributes will result in payments under the TRA.

For purposes of the TRA, cash savings in income and franchise tax will be computed by comparing our actual income and franchise tax liability to the amount of such taxes that we would have been required to pay (with an assumed tax rate for state tax purposes) had there been no Basis Adjustments and had the TRA not been entered into. The TRA will generally apply to each of our taxable years, beginning with the first taxable year ending after the consummation of the offering. There is no maximum term for the TRA; however, the TRA may be terminated by us pursuant to an early termination procedure that requires us to pay the Continuing SSE Equity Owners an agreed upon amount equal to the estimated present value of the remaining payments to be made under the agreement (calculated based on certain assumptions, including regarding tax rates and utilization of the Basis Adjustments).
The payment obligations under the TRA are obligations of Shake Shack and not of SSE Holdings. Although the actual timing and amount of any payments that may be made under the TRA will vary, we expect that the payments that we may be required to make to the Continuing SSE Equity Owners could be substantial. Any payments made by us to Continuing SSE Equity Owners under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us or to SSE Holdings and, to the extent that we are unable to make payments under the TRA for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us.
Decisions made by us in the course of running our business, such as with respect to mergers, asset sales, other forms of business combinations or other changes in control, may influence the timing and amount of payments that are received by a Continuing SSE Equity Owner under the TRA. For example, the earlier disposition of assets following a transaction that results in a Basis Adjustment will generally accelerate payments under the TRA and increase the present value of such payments.
The TRA provides that if (i) we materially breach any of our material obligations under the TRA, (ii) certain mergers, asset sales, other forms of business combination, or other changes of control were to occur, or (iii) we elect an early termination of the TRA, then our obligations, or our successor's obligations, under the TRA would accelerate and become due and payable, based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the TRA.
As a result, (i) we could be required to make cash payments to the Continuing SSE Equity Owners that are greater than the specified percentage of the actual benefits we ultimately realize in respect of the tax benefits that are subject to the TRA, and (ii) if we elect to terminate the TRA early, we would be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the TRA, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. In these situations, our obligations under the TRA could have a material adverse effect on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combination, or other changes of control. There can be no assurance that we will be able to finance our obligations under the TRA.
Payments under the TRA will be based on the tax reporting positions that we determine. If any such position is subject to a challenge by a taxing authority the outcome of which would reasonably be expected to materially affect a recipient's payments under the TRA, then we will not be permitted to settle or fail to contest such challenge without the consent (not to be unreasonably withheld or delayed) of each Continuing SSE Equity Owner that directly or indirectly owns at least 10% of the outstanding LLC Interests. We will not be reimbursed for any cash payments previously made to any Continuing SSE Equity Owner pursuant to the TRA if any tax benefits initially claimed by us are subsequently challenged by a taxing authority and ultimately disallowed. Instead, in such circumstances, any excess cash payments made by us to a Continuing SSE Equity Owner will be netted against any future cash payments that we might otherwise be required to make under the terms of the TRA. However, we might not determine that we have effectively made an excess cash payment to the Continuing SSE Equity Owners for a number of years following the initial time of such payment and, if our tax reporting positions are challenged by a taxing authority, we will not be permitted to reduce any future cash payments under the TRA until any such challenge is finally settled or determined. As a result, it is possible that we could make cash payments under the TRA that are substantially greater than our actual cash tax savings.
Payments are generally due under the TRA within a specified period of time following the filing of our tax return for the taxable year with respect to which the payment obligation arises, although interest on such payments will begin to accrue at a rate of LIBOR plus 100 basis points from the due date (without extensions) of such tax return. Any late payments that may be made under the TRA will continue to accrue interest at LIBOR plus 500 basis points until such payments are made, including any late payments that we may subsequently make because we did not have enough available cash to satisfy our payment obligations at the time at which they originally arose.
SSE HOLDINGS LLC AGREEMENT
Subsequent to the IPO, we operate our business through SSE Holdings and its subsidiaries. We and the Original SSE Equity Owners entered into SSE Holdings' third amended and restated limited liability company agreement, which we refer to as the "SSE Holdings LLC Agreement." The operations of SSE Holdings, and the rights and obligations of the holders of LLC Interests, are set forth in the SSE Holdings LLC Agreement.
Appointment as Manager.    Under the SSE Holdings LLC Agreement, we are the sole manager of SSE Holdings. As the sole manager, we are able to control all of the day-to-day business affairs and decision-making of SSE Holdings without the approval of any other member, unless otherwise stated in the SSE Holdings LLC Agreement. As such, we, through our officers and directors, are responsible for all operational and administrative decisions of SSE Holdings and the day-to-day management of SSE Holdings' business. Pursuant to the terms of the SSE Holdings LLC Agreement, we cannot, under any circumstances, be removed as the sole manager of SSE Holdings except by our election.
Compensation.    We are entitled to compensation for our services as manager. We are entitled to reimbursement by SSE Holdings for fees and expenses incurred on behalf of SSE Holdings, including all expenses associated with this offering and maintaining our corporate existence.
Recapitalization.    The SSE Holdings LLC Agreement recapitalizes the units currently held by the existing members of SSE Holdings into a new single class of common membership units, which we refer to as the "LLC Interests." Each LLC Interest will entitle the holder to a pro rata share of the net profits and net losses and distributions of SSE Holdings.
Distributions.    The SSE Holdings LLC Agreement requires "tax distributions," as that term is defined in the SSE Holdings LLC Agreement, to be made by SSE Holdings to its "Members," as that term is defined in the SSE Holdings LLC Agreement. Tax distributions will be made to each Member of SSE Holdings, including us, based on such Member's allocable share of the taxable income of SSE Holdings and at a tax rate that will be determined by us. For this purpose, the taxable income of SSE Holdings, and Shake Shack's allocable share of such taxable income, shall be determined without regard to any tax basis adjustments that result from our deemed or actual purchase of LLC Interests from the Continuing SSE Equity Owners (as described above under "—Tax Receivable Agreement"). For tax distributions made in the 2015 fiscal year, the tax rate that we expect to use for purposes of determining tax distributions from SSE Holdings to its members will equal the combined federal, state, and local statutory tax rate applicable to us for the 2015 fiscal year (taking into account the deductibility of state and local taxes for federal purposes). For each subsequent fiscal year, the tax rate applicable to us for the 2015 fiscal year will apply with respect to tax distributions made during such fiscal year unless we determine (through our Board of Directors) otherwise. The tax rate used to determine tax distributions will apply regardless of the actual final tax liability of any such member. Tax distributions will also be made only to the extent all distributions from SSE Holdings for the relevant period were otherwise insufficient to enable each member to cover its tax liabilities as calculated in the manner described above. The SSE Holdings LLC Agreement will also allow for distributions to be made by SSE Holdings to its members on a pro rata basis out of "distributable cash," as that term is defined in the SSE Holdings LLC Agreement. We expect SSE Holdings may make distributions out of distributable cash periodically to the extent permitted by our agreements governing our indebtedness and necessary to enable us to cover our operating expenses and other obligations, including our tax liability and obligations under the Tax Receivable Agreement, as well as to make dividend payments, if any, to the holders of our Class A common stock.
LLC Interest Redemption Right.    The SSE Holdings LLC Agreement provides a redemption right to the Continuing SSE Equity Owners, which entitles them to have their LLC Interests redeemed, at the election of each such person, for, at our option, as determined by or at the direction of our Board of Directors, which will include directors who hold LLC Interests or are affiliated with holders of LLC Interests and may include such directors in the future, newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each LLC Interest redeemed (subject to customary adjustments, including for stock splits, stock dividends and reclassifications). If we decide to make a cash payment, the Continuing SSE Equity Owner has the option to rescind its redemption request within a specified time period. Upon the exercise of the redemption right, the redeeming member will surrender its LLC Interests to SSE Holdings for cancellation. The SSE Holdings LLC Agreement requires that we contribute cash or shares of our Class A common stock to SSE Holdings in exchange for an amount of newly-issued LLC Interests in SSE Holdings that will be issued to us equal to the number of LLC Interests redeemed from the Continuing SSE Equity Owner. SSE Holdings will then distribute the cash or shares of our Class A common stock to such Continuing SSE Equity Owner to complete the redemption. In the event of such election by a Continuing SSE Equity Owner, we may, at our option, effect a direct exchange of cash or our Class A common stock for such LLC Interests in lieu of such a redemption. Whether by redemption or exchange, we are obligated to ensure that at all times the number of LLC Interests that we own equals the number of shares of Class A common stock issued by us (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities).
Issuance of LLC Interests Upon Exercise of Options or Issuance of Other Equity Compensation.    Upon the exercise of options issued by us, or the issuance of other types of equity compensation by us (such as the issuance of restricted or non-restricted stock, payment of bonuses in stock or settlement of stock appreciation rights in stock), we are required to acquire from SSE Holdings a number of LLC Interests equal to the number of shares of Class A common stock being issued in connection with the exercise of such options or issuance of other types of equity compensation. When we issue shares of Class A common stock in settlement of stock options granted to persons that are not officers or employees of SSE Holdings or its subsidiaries, we will make, or be deemed to make, a capital contribution to SSE Holdings equal to the aggregate value of such shares of Class A common stock, and SSE Holdings will issue to us a number of LLC Interests equal to the number of shares of Class A common stock we issued. When we issue shares of Class A common stock in settlement of stock options granted to persons that are officers or employees of SSE Holdings or its subsidiaries, we will be deemed to have sold directly to the person exercising such award a portion of the value of each share of Class A common stock equal to the exercise price per share, and we will be deemed to have sold directly to SSE Holdings (or the applicable subsidiary of SSE Holdings) the difference between the exercise price and market price per share for each such share of Class A common stock. In cases where we grant other types of equity compensation to employees of SSE Holdings or its subsidiaries, on each applicable vesting date we will be deemed to have sold to SSE Holdings (or such subsidiary) the number of vested shares at a price equal to the market price per share, SSE Holdings (or such subsidiary) will deliver the shares to the applicable person, and we will be deemed to have made a capital contribution in SSE Holdings equal to the purchase price for such shares in exchange for an equal number of LLC Interests.
Maintenance of one-to-one ratio of shares of Class A common stock and LLC Interests owned by Shake Shack.    Our amended and restated certificate of incorporation and the SSE Holdings LLC Agreement requires that (i) we at all times maintain a ratio of one LLC Interest owned by us for each share of Class A common stock issued by us (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities), and (ii) SSE Holdings at all times maintain (x) a one-to-one ratio between the number of shares of Class A common stock issued by us and the number of LLC Interests owned by us and (y) a one-to-one ratio between the number of shares of Class B common stock owned by the Continuing SSE Equity Owners and the number of LLC Interests owned by the Continuing SSE Equity Owners. This construct is intended to result in the Continuing SSE Equity Owners having a voting interest in Shake Shack that is identical to the Continuing SSE Equity Owners' percentage economic interest in SSE Holdings.
Transfer Restrictions.    The SSE Holdings LLC Agreement generally does not permit transfers of LLC Interests by members, subject to limited exceptions. Any transferee of LLC Interests must assume, by operation of law or written agreement, all of the obligations of a transferring member with respect to the transferred units, even if the transferee is not admitted as a member of SSE Holdings.
Dissolution.    The SSE Holdings LLC Agreement provides that the unanimous consent of all Members holding voting units will be required to voluntarily dissolve SSE Holdings. In addition to a voluntary dissolution, SSE Holdings will be dissolved upon a change of control transaction under certain circumstances, as well as upon the entry of a decree of judicial dissolution or other circumstances in accordance with Delaware law. Upon a dissolution event, the proceeds of a liquidation will be distributed in the following order: (i) first, to pay the expenses of winding up SSE Holdings; (ii) second, to pay debts and liabilities owed to creditors of SSE Holdings, other than members; (iii) third, to pay debts and liabilities owed to members; and (iv) fourth, to the members pro-rata in accordance with their respective percentage ownership interests in SSE Holdings (as determined based on the number of LLC Interests held by a member relative to the aggregate number of all outstanding LLC Interests).
Confidentiality.    Each Member agrees to maintain the confidentiality of SSE Holdings' confidential information. This obligation excludes information independently obtained or developed by the Members, information that is in the public domain or otherwise disclosed to a Member, in either such case not in violation of a confidentiality obligation or disclosures required by law or judicial process or approved by our chief executive officer.

Indemnification and Exculpation.    The SSE Holdings LLC Agreement provides for indemnification of the manager, Members and officers of SSE Holdings and their respective subsidiaries or affiliates. To the extent permitted by applicable law, SSE Holdings will indemnify us, as its managing member, its authorized officers, its other employees and agents from and against any losses, liabilities, damages, costs, expenses, fees or penalties incurred by any acts or omissions of these persons, provided that the acts or omissions of these indemnified persons are not the result of fraud, intentional misconduct or a violation of the implied contractual duty of good faith and fair dealing, or any lesser standard of conduct permitted under applicable law.
We, as the managing member, and the authorized officers and other employees and agents of SSE Holdings are not liable to SSE Holdings, its Members or their affiliates for damages incurred by any acts or omissions of these persons, provided that the acts or omissions of these exculpated persons are not the result of fraud, or intentional misconduct.
Amendments.    The SSE Holdings LLC Agreement may be amended with the consent of the holders of a majority in voting power of the outstanding LLC Interests; provided that if the managing member holds greater than 33% of the LLC Interests, then it may be amended with the consent of the managing member together with holders of at least 50% of the outstanding LLC Interests, excluding LLC Interests held by the managing member. Notwithstanding the foregoing, no amendment to any of the provisions that expressly require the approval or action of certain members may be made without the consent of such members and no amendment to the provisions governing the authority and actions of the managing member or the dissolution of SSE Holdings may be amended without the consent of the managing member.
STOCKHOLDERS AGREEMENT
We entered into a Stockholders Agreement with each member of the Voting Group. The Stockholders Agreement, as further described below, contains specific rights, obligations and agreements of these parties as owners of our Class A common stock and Class B common stock.
Voting Agreement.    Under the Stockholders Agreement, the members of the Voting Group agree to take all necessary action, including casting all votes to which such members are entitled to cast at any annual or special meeting of stockholders, so as to ensure that the composition of our Board of Directors and its committees complies with the provisions of the Stockholders Agreement related to the composition of our Board of Directors and its committees.
Meyer Group Approvals.   Under the Stockholders Agreement the actions listed below by us or any of our subsidiaries require the approval of the Meyer Group for so long as the Meyer Group collectively owns at least 10% of the total shares of Class A and Class B common stock owned by it immediately following the consummation of our initial public offering. The actions include:

▪	change in control transactions;

▪	the sale, lease or exchange of all or a substantial amount of the property and assets of Shake Shack, SSE Holdings or any of SSE Holdings' subsidiaries, taken as a whole;

▪	initiating any liquidation, dissolution, bankruptcy or other insolvency proceeding involving Shake Shack, SSE Holdings or any of their respective subsidiaries;

▪	terminating the employment of our Chief Executive Officer or hiring a new Chief Executive Officer;

▪
any authorization or issuance of equity securities of Shake Shack or its subsidiaries other than (i) pursuant to any equity incentive plans or arrangements approved by our Board of Directors or (ii) upon an exchange of shares of Class B Common Stock together with SSE Holdings Units for Shares of Class A Common Stock;

▪	increasing or decreasing the size of our Board of Directors; and

▪	any amendment or amendments to the organizational documents of Shake Shack or SSE Holdings.
REGISTRATION RIGHTS AGREEMENT
We entered into a Registration Rights Agreement with the Original SSE Equity Owners in connection with our IPO. The Registration Rights Agreement provides the Original SSE Equity Owners certain registration rights whereby, at any time following our initial public offering and the expiration of any related lock-up period, the Continuing SSE Equity Owners can require us to register under the Securities Act shares of Class A common stock issuable to them, at our election, upon redemption or exchange of their LLC Interests and the Former SSE Equity Owners can require us to register under the Securities Act the shares of Class A common stock issued to them in connection with the Organizational Transactions. The Registration Rights Agreement also provides for piggyback registration rights for the Original SSE Equity Owners.
INDEMNIFICATION AGREEMENTS
Our bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by the DGCL, subject to certain exceptions contained in our bylaws. In addition, our certificate of incorporation, provides that our directors will not be liable for monetary damages for breach of fiduciary duty.

We entered into indemnification agreements with each of our executive officers and directors. The indemnification agreements provide the executive officers and directors with contractual rights to indemnification, and expense advancement and reimbursement, to the fullest extent permitted under the DGCL, subject to certain exceptions contained in those agreements.
There is no pending litigation or proceeding naming any of our directors or officers to which indemnification is being sought, and we are not aware of any pending litigation that may result in claims for indemnification by any director or officer.
POLICIES AND PROCEDURES FOR RELATED PERSON TRANSACTIONS
Our Board of Directors recognizes the fact that transactions with related persons present a heightened risk of conflicts of interests and/or improper valuation (or the perception thereof). Our Board of Directors adopted a written policy on transactions with related persons that is in conformity with the requirements for issuers having publicly-held common stock that is listed on the New York Stock Exchange. Under the new policy:

▪
any Related Person Transaction (as defined below), and any material amendment or modification to a related person transaction, must be reviewed and approved or ratified by a committee of the Board of Directors composed solely of independent directors who are disinterested or by the disinterested members of the Board of Directors; and

▪
any employment relationship or transaction involving an executive officer and any related compensation must be approved by the compensation committee of the Board of Directors or recommended by the compensation committee to the Board of Directors for its approval.

▪
a Related Person Transaction is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we were, are or will be a participant and the amount involved exceeds $120,000 in any one fiscal year, and in which any related person had, has or will have a direct or indirect material interest. Further, if a related person enters into transactions, arrangements or relationships in which we were, are or will be a participant and the aggregate amount involved in such transactions, arrangements or relationships exceeds $120,000 in any one fiscal year, and in which any related person had, has or will have a direct or indirect material interest, each of such transactions, arrangements or relationships shall be deemed to be a Related Person Transactions for purposes of this policy.

Identification of Related Party Transactions
Our legal staff, in consultation with our finance team, is primarily responsible for developing and implementing processes and procedures to obtain information regarding related persons with respect to potential Related Person Transactions and then determining, based on the facts and circumstances, whether the potential Related Person Transactions do, in fact, constitute a Related Person Transaction. In addition, any potential Related Person Transaction that is proposed to be entered into by us must be reported to our General Counsel by both the related person and the person at the Company responsible for such potential Related Person Transaction.
Audit Committee Pre-Approval
If the Company's legal staff determines that a transaction or relationship is a Related Person Transaction, then each such transaction will be presented to the Audit Committee of the Board of Directors. The Audit Committee will review the relevant facts and circumstances of each Related Person Transaction, including if the transaction is on terms comparable to those that could be obtained in arm's length dealings with an unrelated third party and the extent of the related person's interest in the transaction, take into account the conflicts of interest and corporate opportunity provisions of our Code of Business Conduct and Ethics, and either approve, ratify or disapprove the Related Person Transaction. If advance committee approval of a Related Person Transaction requiring the Audit Committee’s approval is not feasible, then the transaction may be preliminarily entered into by management upon prior approval of the transaction by the chairperson of the Audit Committee, subject to ratification of the transaction by the Audit Committee at the Audit Committee’s next regularly scheduled meeting.
Management will update the Audit Committee as to any material changes to any approved or ratified Related Person Transaction and shall provide a status report at least annually at a regularly scheduled meeting of the Audit Committee of all then current Related Person Transactions.
No director may participate in approval of a Related Person Transaction for which he or she is a related person.
Disclosure
All Related Person Transactions are to be disclosed in the Company’s applicable filings as required by the Securities Act and the Exchange Act, and related rules. Furthermore, any Related Person Transaction must be disclosed to the full Board of Directors.
Other Agreements
Management must assure that all Related Person Transactions are not in violation of and are approved in accordance with any requirements of the Company’s financing or other material agreements.

Item 14. Principal Accounting Fees and Services.
AUDIT FEES
The following table summarizes fees paid or accrued to our independent registered public accounting firm, Ernst & Young LLP ("EY"), in connection with various services for fiscal 2014.

2014
Audit Fees(1)	$730,000
Audit-Related fees(2)	576,455
Tax Fees	—
All Other Fees(3)	2,172
TOTAL	$1,308,627

(1)
Consists of fees for professional services rendered for the audits of our consolidated financial statements for fiscal years 2014, 2013 and 2012 included our Registration Statement on Form S-1 and Annual Report on Form 10-K.

(2)	Consists of fees billed for assurance and related services, primarily related to our initial public offering.

(3)	Consists of a software licensing fee for a technical accounting research tool.
PRE-APPROVAL POLICY
The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by EY. These services may include audit services, audit-related services, tax services and all other services. Proposed services may either be pre-approved without consideration of specific case-by-case services by the Audit Committee or require the specific pre-approval of the Audit Committee. Unless a type of service has received general pre-approval, it will require specific pre-approval if it is to be provided by EY. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval.
Pre-approval fee levels or budgeted amounts for all services to be provided by EY are established annually by the Audit Committee. Any proposed services exceeding these levels or amounts require specific pre-approval by the Audit Committee. For each fiscal year, the Audit Committee may determine the appropriate ratio between the total amount of fees for audit, audit-related and tax services, and the total amount of fees for services classified as all other services.
The Audit Committee may delegate either type of approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.
The Audit Committee has designated the Chief Financial Officer to monitor the performance of all services provided by EY and to determine whether such services are in compliance with this policy. The Chief Financial Officer will report to the Audit Committee on a periodic basis the results of its monitoring. Both the Chief Financial Officer and management will immediately report to the chairperson of the Audit Committee any breach of this policy that comes to the attention of the Chief Financial Officer or any member of management.
All of the services listed in the above table were approved by the Audit Committee.

Part IV
Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedules
All financial statement schedules are omitted since they are not required or are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

(1)	Exhibits
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shake Shack Inc.
(Registrant)

	By:	/s/ Jeff Uttz
Jeff Uttz
Date: March 27, 2015		Chief Financial Officer
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
March 27, 2015
/s/ Randy Garutti	Chief Executive Officer and Director
Randy Garutti	(Principal Executive Officer)

/s/ Jeff Uttz	Chief Financial Officer	March 27, 2015
Jeff Uttz	(Principal Financial and Accounting Officer)

/s/ Daniel Meyer	Chairman of the Board of Directors	March 27, 2015
Daniel Meyer

/s/ Jeff Flug	Director	March 27, 2015
Jeff Flug

/s/ Evan Guillemin	Director	March 27, 2015
Evan Guillemin

/s/ Jenna Lyons	Director	March 27, 2015
Jenna Lyons

/s/ Jonathan D. Sokoloff	Director	March 27, 2015
Jonathan D. Sokoloff

/s/ Robert Vivian	Director	March 27, 2015
Robert Vivian

EXHIBIT INDEX

Exhibit Number			Incorporated by Reference			Filed Herewith
		Exhibit Description	Form	Exhibit	Filing Date
3.1		Amended and Restated Certificate of Incorporation of Shake Shack Inc., effective February 4, 2015	8-K	3.1	2/10/2015
3.2		Amended and Restated Bylaws of Shack Shake Inc., dated February 4, 2015	8-K	3.2	2/10/2015
4.1		Form of Class A Common Stock Certificate	S-1/A	4.1	1/28/2015
10.1		Third Amended and Restated Limited Liability Company Agreement of SSE Holdings, LLC, dated February 4, 2015 by and among SSE Holdings, LLC and its Members	8-K	10.3	2/10/2015
10.2		Amended and Restated Management Services Agreement, to be effective as of January 15, 2015, by and between SSE Holdings, LLC and USHG, LLC.	S-1	10.1	12/29/2014
10.3		Tax Receivable Agreement, dated February 4, 2015, by and among Shake Shack Inc., SSE Holdings, LLC and each of the Members from time to time party thereto	8-K	10.1	2/10/2015
10.4		Registration Rights Agreement, dated February 4, 2015, by and among Shake Shack Inc. and each other person identified on the schedule of investors attached thereto	8-K	10.2	2/10/2015
10.5		Stockholders Agreement, dated February 4, 2015, by and among Shake Shack Inc., SSE Holdings, LLC, and the persons and entities listed on the schedules attached thereto	8-K	10.4	2/10/2015
10.6		Third Amended and Restated Credit Agreement, dated January 28, 2015, among SSE Holdings, LLC, each other loan party signatory thereto and JPMorgan Chase Bank, N.A., as administrative agent				*
10.7		Second Amended and Restated Security Agreement, entered into as of February 18, 2014 by and among SSE Holdings, LLC, each other loan party signatory thereto and JPMorgan Chase Bank, N.A., as administrative agent	S-1/A	10.6	1/20/2015
10.8		Form of Indemnification Agreement entered into between Shake Shack Inc. and each of its directors and officers, effective February 4, 2015	S-1/A	10.21	1/20/2015
10.9	†	SSE Holdings, LLC Unit Appreciation Rights Plan	S-1	10.7	12/29/2014
10.9.1	†	Amendment No. 1 to the SSE Holdings, LLC Unit Appreciation Rights Plan	S-1	10.8	12/29/2014
10.9.2	†	Amendment No. 2 to the SSE Holdings, LLC Unit Appreciation Rights Plan	S-1	10.9	12/29/2014
10.9.3	†	Form of Unit Appreciation Right Agreement	S-1	10.10	12/29/2014
10.10	†	Shake Shack Inc. 2015 Incentive Award Plan	S-8	4.4	1/30/2015
10.10.1	†	Form of employee option agreement under the Shake Shack Inc. 2015 Incentive Award Plan	S-1/A	10.19	1/20/2015
10.10.2	†	Form of director option agreement under the Shake Shack Inc. 2015 Incentive Award Plan	S-1/A	10.20	1/20/2015
10.11	†	2015 Senior Executive Bonus Plan	S-1	10.12	12/29/2014
10.12	†	Employment Agreement, dated as of November 25, 2014, by and between Shake Shack Inc., SSE Holdings, LLC and Randall Garutti	S-1	10.17	12/29/2014
10.13	†	Employment Agreement, dated as of December 1, 2014, by and between Shake Shack Inc., SSE Holdings, LLC and Jeff Uttz.	S-1	10.18	12/29/2014
10.14	†	Special Bonus Agreement by and between Union Square Hospitality Group, LLC and Randall Garutti, entered into on March 11, 2011.	S-1	10.14	12/29/2014
10.14.1	†	Amendment to Special Bonus Agreement by and between Union Square Hospitality Group, LLC and Randall Garutti, entered into on March 11, 2011, effective as of July 25, 2013	S-1	10.15	12/29/2014
10.14.2	†	Assignment and Assumption Agreement, effective as of October 30, 2014, among Union Square Hospitality Group, LLC, Randall Garutti and SSE Holdings, LLC	S-1	10.16	12/29/2014
10.14.3	†	Assignment and Assumption Agreement, dated as of January 15, 2015, by and among SSE Holdings, LLC and Shake Shack Inc.	S-1/A	10.22	1/20/2015
21		Subsidiaries of Shake Shack Inc.				*
23.1		Consent of Independent Registered Public Accounting Firm as to Shake Shack Inc.				*
23.2		Consent of Independent Registered Public Accounting Firm as to SSE Holdings, LLC				*
31.1		Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2		Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32	#	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				*

†	Indicates a management contract or compensatory plan or arrangement.

#	Furnished herewith.