Form 10-Q
period 2015-04-01
Shake Shack Inc.
filed 2015-05-15
CIK 1620533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ______
Commission file number: 001-36823

SHAKE SHACK INC.
(Exact name of registrant as specified in its charter)

Delaware	47-1941186
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

24 Union Square East, 5th Floor New York, New York	10003
(Address of principal executive offices)	(Zip Code)

(646) 747-7200
(Registrant's telephone number, including area code)
Not applicable
(Former name or former address, if changed since last report)

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule-405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☑	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of May 7, 2015, there were 12,058,147 shares of Class A common stock outstanding and 24,191,853 shares of Class B common stock outstanding.

SHAKE SHACK INC.

Cautionary Note Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. All statements other than statements of historical fact are forward-looking statements. Many of the forward-looking statements are located in Part I, Item 2 of this Form 10-Q under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements discuss our current expectations and projections relating to our financial position, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "aim," "anticipate," "believe," "estimate," "expect," "forecast," "outlook," "potential," "project," "projection," "plan," "intend," "seek," "may," "could," "would," "will," "should," "can," "can have," "likely," the negatives thereof and other similar expressions. All forward-looking statements are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different.
While we believe that our assumptions are reasonable, it is very difficult to predict the impact of known factors, and it is impossible to anticipate all factors that could affect our actual results. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Form 10-Q in the context of the risks and uncertainties disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 under the heading "Risk Factors."
The forward-looking statements included in this Form 10-Q are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
SHAKE SHACK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	April 1, 2015	December 31, 2014
ASSETS
Current assets
Cash	$60,834	$2,677
Accounts receivable	2,842	3,278
Inventories	404	529
Prepaid expenses and other current assets	2,040	1,441
Deferred income taxes	20	20
Total current assets	66,140	7,945
Property and equipment, net	75,704	70,124
Deferred income taxes, net	6,087	141
Other assets	2,972	4,752
TOTAL ASSETS	$150,903	$82,962

LIABILITIES AND STOCKHOLDERS' / MEMBERS' EQUITY
Current liabilities
Short-term borrowings	$—	$32,000
Accounts payable	4,618	6,440
Accrued expenses	4,201	5,578
Accrued wages and related liabilities	2,583	2,410
Other current liabilities	2,267	1,749
Total current liabilities	13,669	48,177
Notes payable	313	313
Deferred rent	18,997	17,853
Other long-term liabilities	8,893	4,019
Total liabilities	41,872	70,362
Commitments and contingencies
Stockholders' / members' equity
Members' equity	—	12,600
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of April 1, 2015	—	—
Common stock, $0.01 par value—100 shares authorized; none issued and outstanding as of December 31, 2014	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 12,058,147 shares issued and outstanding as of April 1, 2015	12	—
Class B common stock, $0.001 par value—35,000,000 shares authorized; 24,191,853 shares issued and outstanding as of April 1, 2015	24	—
Additional paid-in capital	111,049	—
Accumulated deficit	(897)	—
Total stockholders' equity attributable to Shake Shack Inc. / members' equity	110,188	12,600
Non-controlling interests	(1,157)	—
Total equity	109,031	12,600
TOTAL LIABILITIES AND STOCKHOLDERS' / MEMBERS' EQUITY	$150,903	$82,962

See Notes to Condensed Consolidated Financial Statements.

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended
	April 1, 2015	March 26, 2014
Shack sales	$36,047	$22,640
Licensing revenue	1,761	1,556
TOTAL REVENUE	37,808	24,196
Shack-level operating expenses:
Food and paper costs	11,004	6,913
Labor and related expenses	9,101	6,253
Other operating expenses	3,480	2,376
Occupancy and related expenses	3,183	1,893
General and administrative expenses	18,385	3,363
Depreciation expense	2,191	1,231
Pre-opening costs	1,413	933
Loss on disposal of property and equipment	—	5
TOTAL EXPENSES	48,757	22,967
OPERATING INCOME (LOSS)	(10,949)	1,229
Interest expense, net	78	35
INCOME (LOSS) BEFORE INCOME TAXES	(11,027)	1,194
Income tax expense	233	102
NET INCOME (LOSS)	(11,260)	1,092
Less: net income attributable to non-controlling interests	(1,408)	—
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$(12,668)	$1,092

Earnings per share of Class A common stock(1):
Basic	$(1.06)	$0.04
Diluted	$(1.06)	$0.04
Weighted-average shares of Class A common stock outstanding(1):
Basic	11,953	29,963
Diluted	11,953	30,125

Pro forma income tax benefit(2)	$(1,513)
Pro forma net loss attributable to Shake Shack Inc.(2)	$(10,922)
Pro forma earnings per share of Class A common stock(2)
Basic	$(0.91)
Diluted	$(0.91)

(1)
Amounts for the thirteen weeks ended March 26, 2014 have been retroactively adjusted to give effect to the recapitalization transactions that occurred in connection with our initial public offering, including the amendment and restatement of the limited liability company agreement of SSE Holdings, LLC to, among other things, (i) provide for a new single class of common membership interests and (ii) exchange all of the then-existing members’ ownership interests for the newly-created membership interests. The computation does not consider the 5,750,000 shares of Class A common stock issued to investors in our initial public offering or the 339,306 shares of Class A common stock issued upon settlement of outstanding unit appreciation rights. See Note 11.

(2)
The pro forma financial information presented has been computed to reflect a benefit from income taxes assuming our initial public offering and related organizational transactions occurred on January 1, 2015. See Note 10.

See Notes to Condensed Consolidated Financial Statements.

SHAKE SHACK INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' AND MEMBERS' EQUITY
(in thousands, except share amounts)
(Unaudited)

	Members' Equity	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non- Controlling Interest	Total Equity
		Shares	Amount	Shares	Amount
BALANCE, DECEMBER 31, 2014	$12,600	—	$—	—	$—	$—	$—	$—	$12,600
Net loss prior to the Organizational Transactions	(13,049)								(13,049)
Member distributions	(11,125)								(11,125)
Equity-based compensation recognized prior to the Organizational Transactions	7,731								7,731
Issuance of Class A common stock sold in initial public offering, net of offering costs		5,750,000	6			109,356			109,362
Issuance of Class A common stock in settlement of unit appreciation rights		339,306	—						—
Effect of the Organizational Transactions	3,843	5,968,841	6	24,191,853	24	—	(1,278)	(2,565)	30
Net income subsequent to the Organizational Transactions							381	1,408	1,789
Equity-based compensation recognized subsequent to the Organizational Transactions						792			792
Deferred tax adjustment related to tax receivable agreement						901			901
BALANCE, APRIL 1, 2015	$—	12,058,147	$12	24,191,853	$24	$111,049	$(897)	$(1,157)	$109,031

See Notes to Condensed Consolidated Financial Statements.

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Thirteen Weeks Ended
	April 1, 2015	March 26, 2014
OPERATING ACTIVITIES
Net income (loss)	$(11,260)	$1,092
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation expense	2,191	1,231
Equity-based compensation	13,159	41
Deferred income taxes	—	—
Non-cash interest expense	66	13
Loss on disposal of property and equipment	—	5
Changes in operating assets and liabilities:
Accounts receivable	436	103
Inventories	125	16
Prepaid expenses and other current assets	(599)	(67)
Other assets	1,954	(1)
Accounts payable	(255)	(49)
Accrued expenses	(2,350)	(550)
Accrued wages and related liabilities	173	(606)
Other current liabilities	341	(482)
Deferred rent	1,397	646
Other long-term liabilities	(202)	19
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,176	1,411
INVESTING ACTIVITIES
Purchases of property and equipment	(8,558)	(1,760)
NET CASH USED IN INVESTING ACTIVITIES	(8,558)	(1,760)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	4,000	—
Payments on revolving credit facility	(36,000)	—
Deferred financing costs	(92)	(293)
Proceeds from issuance of Class A common stock sold in initial public offering, net of underwriting discounts and offering costs	109,362	—
Proceeds from issuance of Class B common stock	30	—
Member distributions	(11,125)	(2,094)
Employee withholding taxes related to net settled equity awards	(4,636)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	61,539	(2,387)
INCREASE (DECREASE) IN CASH	58,157	(2,736)
CASH AT BEGINNING OF PERIOD	2,677	13,076
CASH AT END OF PERIOD	$60,834	$10,340

Supplemental cash flow information and non-cash investing and financing activities are further described in the accompanying notes.
See Notes to Condensed Consolidated Financial Statements.

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share, per unit and per share amounts)
(Unaudited)

NOTE 1: ORGANIZATION AND NATURE OF OPERATIONS
Shake Shack Inc. was formed on September 23, 2014 as a Delaware corporation for the purpose of facilitating an initial public offering and other related transactions in order to carry on the business of SSE Holdings, LLC and its subsidiaries. Unless the context otherwise requires, references to "we," "us," "our," "Shake Shack" and the "Company" refer to Shake Shack Inc. and its subsidiaries, including SSE Holdings, LLC, which we refer to as "SSE Holdings."
We operate and license Shake Shack restaurants ("Shacks"), which serve hamburgers, hot dogs, crinkle-cut fries, shakes, frozen custard, beer, wine and more. As of April 1, 2015, there were 66 Shacks in operation, system-wide, of which 34 were domestic company-operated Shacks, five were domestic licensed Shacks and 27 were international licensed Shacks.
Initial Public Offering
On February 4, 2015, we completed an initial public offering ("IPO") of 5,750,000 shares of our Class A common stock at a public offering price of $21.00 per share, which includes 750,000 shares issued pursuant to the underwriters' over-allotment option. We received $112,298 in proceeds, net of underwriting discounts and commissions, which we used to purchase newly-issued membership interests from SSE Holdings at a price per interest equal to the initial public offering price of our Class A common stock.
Organizational Transactions
In connection with the IPO, we completed the following transactions (the "Organizational Transactions"):

▪
We amended and restated the limited liability company agreement of SSE Holdings ("LLC Agreement") to, among other things, (i) provide for a new single class of common membership interests in SSE Holdings ("LLC Interests"), (ii) exchange all of the membership interests of the then-existing holders of SSE Holdings’ membership interests ("Original SSE Equity Owners") for LLC Interests and (iii) appoint Shake Shack as the sole managing member of SSE Holdings. See Note 7.

▪
We amended and restated our certificate of incorporation to, among other things, (i) provide for Class B common stock with voting rights but no economic rights and (ii) issue shares of Class B common stock to the Original SSE Equity Owners on a one-to-one basis with the number of LLC Interests they own. See Note 7.

▪
We acquired, by merger, two entities that were members of SSE Holdings ("Former SSE Equity Owners"), for which we issued 5,968,841 shares of Class A common stock as merger consideration (the "Merger"). The only assets held by the Former SSE Equity Owners were 5,968,841 LLC Interests and a corresponding number of shares of Class B common stock. Upon consummation of the Merger, we canceled the 5,968,841 shares of Class B common stock and recognized the 5,968,841 of LLC Interests at carrying value, as the Merger is considered to be a transaction between entities under common control.

Following the completion of the Organizational Transactions, we own 33.3% of SSE Holdings. The SSE Holdings members subsequent to the Merger (the "Continuing SSE Equity Owners") own the remaining 66.7% of SSE Holdings. We are the sole managing member of SSE Holdings and, although we have a minority economic interest in SSE Holdings, we have the sole voting power in, and control the management of, SSE Holdings. Accordingly, we consolidated the financial results of SSE Holdings and reported a non-controlling interest in our condensed consolidated financial statements.
As the Organizational Transactions are considered transactions between entities under common control, the financial statements for periods prior to the IPO and Organizational Transactions have been adjusted to combine the previously separate entities for presentation purposes.

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share, per unit and per share amounts)
(Unaudited)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Shake Shack Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and on a basis consistent in all material respects with the accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. In our opinion, all adjustments necessary for a fair presentation of our financial position and results of operation have been included. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.
The accompanying Condensed Consolidated Balance Sheet as of December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
We do not have any components of other comprehensive income recorded within our condensed consolidated financial statements, and, therefore, do not separately present a statement of comprehensive income in our condensed consolidated financial statements.
Fiscal Year
We operate on a 52/53 week fiscal year ending on the last Wednesday in December. Fiscal 2015 contains 52 weeks and ends on December 30, 2015. Fiscal 2014 contained 53 weeks and ended on December 31, 2014. Unless otherwise stated, references to years in this report relate to fiscal years.
Use of Estimates
The preparation of these condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.
Recently Issued Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-05, Customers' Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"). ASU 2015-05 provides guidance in evaluating whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for as an acquisition of a software license. If the arrangement does not contain a software license, it should be accounted for as a service contract. ASU 2015-05 is effective for reporting periods beginning after December 15, 2015 and may be adopted either retrospectively or prospectively. We are currently evaluating the impact ASU 2015-05 will have on our consolidated financial statements.
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized liability be presented on the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. ASU 2015-03 is effective for reporting periods beginning after December 15, 2015. The adoption of ASU 2015-03 is not expected to have a material effect our consolidated financial position, results of operations or cash flows.
In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation ("ASU 2015-02"). ASU 2015-02 amends the existing guidance to: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (ii) eliminate the presumption that a general partner should consolidate a limited partnership; (iii) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships and (iv) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU 2015-02 is effective for reporting periods beginning after December 15, 2015. We are currently evaluating the impact ASU 2015-02 will have on our consolidated financial statements.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes the existing revenue recognition guidance and clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share, per unit and per share amounts)
(Unaudited)

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
NOTE 3: FAIR VALUE MEASUREMENTS
The carrying value of our financial instruments, including cash, accounts receivable, accounts payable, and accrued expenses as of April 1, 2015 and December 31, 2014 approximated their fair value due to the short-term nature of these financial instruments. Assets and liabilities that are measured at fair value on a non-recurring basis include our long-lived assets. There were no impairments recognized during the thirteen weeks ended April 1, 2015 and March 26, 2014.
NOTE 4: INVENTORIES
Inventories as of April 1, 2015 and December 31, 2014 consisted of the following:

	April 1, 2015	December 31, 2014
Food	$233	$354
Wine	29	28
Beer	31	33
Beverages	38	42
Retail merchandise	73	72
Inventories	$404	$529
NOTE 5: SUPPLEMENTAL BALANCE SHEET INFORMATION
The components of other current liabilities as of April 1, 2015 and December 31, 2014 are as follows:

	April 1, 2015	December 31, 2014
Sales tax payable	$1,005	$736
Gift card liability	578	625
Other	684	388
Other current liabilities	$2,267	$1,749
The components of other long-term liabilities as of April 1, 2015 and December 31, 2014 are as follows:

	April 1, 2015	December 31, 2014
Deferred compensation	$2,163	$2,141
Liability under tax receivable agreement	5,054	—
Other	1,676	1,878
Other long-term liabilities	$8,893	$4,019

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share, per unit and per share amounts)
(Unaudited)

NOTE 6: DEBT
In January 2015, we executed a Third Amended and Restated Credit Agreement, which became effective on February 4, 2015 (together with the prior agreements, the "Revolving Credit Facility"), which provides for a revolving total commitment amount of $50,000, of which $20,000 is available immediately. The Revolving Credit Facility will mature and all amounts outstanding will be due and payable five years from the effective date. The Revolving Credit Facility permits the issuance of letters of credit upon our request of up to $10,000. Borrowings under the Revolving Credit Facility bear interest at either: (i) LIBOR plus a percentage ranging from 2.5% to 3.5% or (ii) the prime rate plus a percentage ranging from 0.0% to 1.0%, depending on the type of borrowing made under the Revolving Credit Facility. As of December 31, 2014, amounts outstanding under the Revolving Credit Facility totaled $32,000, classified as short-term borrowings on the Consolidated Balance Sheet. During the thirteen weeks ended April 1, 2015, we borrowed an additional $4,000 in principal under the Revolving Credit Facility. In February 2015, we repaid the entire outstanding balance of $36,000 using a portion of the proceeds we received from our IPO and, as of April 1, 2015, there were no amounts outstanding under the Revolving Credit Facility. We had $19,920 of availability as of April 1, 2015, after giving effect to $80 in outstanding letters of credit.
The Revolving Credit Facility is secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings’ wholly-owned domestic subsidiaries (with certain exceptions).
The Revolving Credit Facility contains a number of covenants that, among other things, limit our ability to, subject to specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; pay dividends or make distributions; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the Revolving Credit Facility contains certain cross-default provisions. We are required to maintain a specified consolidated fixed-charge coverage ratio and a specified funded net debt to adjusted EBITDA ratio, both as defined under the Revolving Credit Facility. As of April 1, 2015, we were in compliance with all covenants.
In March 2013, we entered into a promissory note in the amount of $313 in connection with the purchase of a liquor license. Interest on the outstanding principal balance of this note is due and payable on a monthly basis from the effective date at a rate of 5.0% per year. The entire principal balance and interest is due and payable on the earlier of the maturity date, which is the expiration of the lease in June 2023, or the date of the sale of the license. As of April 1, 2015 and December 31, 2014, the outstanding balance of the promissory note was $313.
NOTE 7: STOCKHOLDERS' EQUITY
Amendment and Restatement of Certificate of Incorporation
On February 4, 2015, we amended and restated our certificate of incorporation to, among other things, provide for the (i) authorization of 200,000,000 shares of Class A common stock with a par value of $0.001 per share; (ii) authorization of 35,000,000 shares of Class B common stock with a par value of $0.001 per share; (iii) authorization of 10,000,000 shares of undesignated preferred stock that may be issued from time to time by our Board of Directors in one or more series; and (iv) establishment of a classified board of directors, divided into three classes, each of whose members will serve for staggered three-year terms.
Holders of our Class A and Class B common stock are entitled to one vote per share and, except as otherwise required, will vote together as a single class on all matters on which stockholders generally are entitled to vote. Holders of our Class B common stock are not entitled to receive dividends and will not be entitled to receive any distributions upon the liquidation, dissolution or winding up of the Company. Shares of Class B common stock may only be issued to the extent necessary to maintain the one-to-one ratio between the number of LLC Interests held by the Continuing SSE Equity Owners and the number of shares of Class B common stock held by the Continuing SSE Equity Owners. Shares of Class B common stock are transferable only together with an equal number of LLC Interests. Shares of Class B common stock will be canceled on a one-for-one basis if we, at the election of a Continuing SSE Equity Owner, redeem or exchange any of the outstanding LLC Interests.
We must, at all times, maintain a one-to-one ratio between the number of outstanding shares of Class A common stock and the number of LLC Interests owned by us (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities).
Initial Public Offering
As described in Note 1, on February 4, 2015, we completed an initial public offering ("IPO") of 5,750,000 shares of our Class A common stock at a public offering price of $21.00 per share, which includes 750,000 shares issued pursuant to the underwriters' over-allotment option. We received $112,298 in

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share, per unit and per share amounts)
(Unaudited)

proceeds, net of underwriting discounts and commissions, which we used to purchase newly-issued membership interests from SSE Holdings at a price per interest equal to the initial public offering price of our Class A common stock.
In connection with IPO, we issued 30,160,694 shares of Class B common stock to the Original SSE Equity Owners.
SSE Holdings Recapitalization
As described in Note 1, on February 4, 2015, we amended the SSE Holdings LLC Agreement to, among other things, (i) provide for a new single class of common membership interests in SSE Holdings, the LLC Interests, and (ii) exchange all of the then-existing membership interests of the Original SSE Equity Owners for LLC Interests. Subsequent to the amendment and Organizational Transactions, 36,250,000 LLC Interests were outstanding, of which 33.3% were held by Shake Shack and the remaining 66.7% were held by the Continuing SSE Equity Owners.
The amendment also requires that SSE Holdings, at all times, maintain (i) a one-to-one ratio between the number of outstanding shares of Class A common stock and the number of LLC Interests owned by us and (ii) a one-to-one ratio between the number of shares of Class B common stock owned by the Continuing SSE Equity Owners and the number of LLC Interests owned by the Continuing SSE Equity Owners.
Member Distributions
On December 15, 2014, the Board of Directors of SSE Holdings approved a special distribution to its members, to the extent the gross proceeds from the IPO exceed the anticipated gross proceeds (including as a result of the exercise by the underwriters of their option to purchase additional shares of Class A common stock), in an amount equal to the product of (i) the increased gross proceeds and (ii) 0.273, to be paid from the proceeds of the IPO (the "Additional Distribution"). On February 4, 2015, SSE Holdings paid the Additional Distribution to certain of the Original SSE Equity Owners in the amount of $11,125.
NOTE 8: NON-CONTROLLING INTERESTS
On February 4, 2015, we used the net proceeds from the IPO to purchase 5,750,000 newly-issued LLC Interests. Additionally, in connection with the Organizational Transactions, we acquired 5,968,841 LLC Interests. Pursuant to the LLC Agreement, we received 339,306 LLC Interests as a result of the issuance of 339,306 shares of Class A common stock in settlement of the outstanding UARs. As of April 1, 2015, we owned 33.3% of SSE Holdings.
The following table summarizes the effects of changes in ownership in SSE Holdings on our equity:

Thirteen Weeks Ended April 1, 2015
Net loss attributable to Shake Shack Inc.	$(12,668)
Transfers to non-controlling interests
Increase in accumulated deficit as a result of the Organizational Transactions	(1,278)
Change from net loss attributable to Shake Shack Inc. and transfers to non-controlling interest	$(13,946)

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share, per unit and per share amounts)
(Unaudited)

NOTE 9: EQUITY-BASED COMPENSATION
A summary of equity-based compensation expense recognized during the thirteen weeks ended April 1, 2015 and March 26, 2014 is as follows:

	Thirteen Weeks Ended
	April 1, 2015	March 26, 2014
Unit appreciation rights	$11,762	$—
Restricted Class B units	605	41
Stock options	792	—
Equity-based compensation expense	$13,159	$41
Amounts are included in general and administrative expense on the Condensed Consolidated Statements of Income (Loss). No income tax benefits were recognized related to equity-based compensation during the thirteen weeks ended April 1, 2015 and March 26, 2014.
Unit Appreciation Rights
Prior to the IPO, we maintained a Unit Appreciation Rights Plan (the "UAR Plan"), effective in fiscal year 2012, and as amended, whereby we had the authority to grant up to 31,303 unit appreciation rights ("UARs") to employees. The UARs granted were subject to continued employment and were only exercisable upon a qualifying transaction, which was either a change of control or an initial public offering, each as defined in the UAR Plan. Upon the occurrence of a qualifying transaction, each UAR entitled the holder to receive a payment from us with such payment, and related compensation expense, determined by multiplying (i) the excess, if any, of the qualifying transaction price over the base amount of the UAR, by (ii) the stated number of Class B units deemed covered by the UAR. Effective October 30, 2014, the UAR Plan was amended to provide that the payment to which UAR holders were entitled upon the occurrence of a qualifying transaction would be in the form of securities of the Company or one of its affiliates or such other form of payment as we determined in our sole discretion. The UARs would have terminated on the tenth anniversary of the grant date or upon termination of employment, if earlier.
A summary of UAR activity for the thirteen weeks ended April 1, 2015 is as follows:

	UARs	Weighted Average Base Price
Outstanding at beginning of period	22,554	$193.51
Granted	—	—
Forfeited	—	—
Vested and settled	(22,554)	$(193.51)
Outstanding at end of period	—	$—
No compensation expense was recorded during the thirteen weeks ended March 26, 2014 related to the outstanding UARs as we determined that, as of the period end, it was not probable that a qualifying transaction would occur.
As described in Note 1, on February 4, 2015, we amended and restated the SSE Holdings LLC Agreement to, among other things, (i) provide for a new single class of common membership interests, the LLC Interests, and (ii) exchange all of the then-existing membership interests of the Original SSE Equity Owners for LLC Interests (together, the "Recapitalization Transaction"). The 22,554 outstanding UARs that were settled in connection with the IPO equate to 767,947 LLC Interests with a weighted average base price of $5.68, after giving effect to the Recapitalization Transaction.
Our IPO constitutes a qualifying transaction under the terms of the UAR Plan, resulting in a qualifying transaction price of $715.02. 339,306 shares of Class A common stock were issued upon the settlement of the 22,554 outstanding UARs, net of employee withholding taxes. We recognized compensation expense of $11,762 during the thirteen weeks ended April 1, 2015 upon settlement of the outstanding UARs.

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share, per unit and per share amounts)
(Unaudited)

Restricted Class B Units
Prior to the IPO, we granted restricted Class B units to certain of our executive officers. These awards were to vest in equal installments over periods ranging from three to five years. If not already fully vested, these units would fully vest (i) upon the occurrence of a change in control event or (ii) upon the occurrence of an initial public offering, each as defined in the grant agreement, and any unrecognized compensation expense related to these non-vested units would be subject to acceleration.
A summary of restricted Class B unit activity for thirteen weeks ended April 1, 2015 is as follows:

	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	7,227	$92.31
Granted	—	—
Vested	(7,227)	(92.31)
Forfeited	—	—
Outstanding at end of period	—	$—
The IPO constitutes a transaction under the terms of the restricted Class B unit awards that resulted in the accelerated vesting of all then-outstanding awards, and recognition of the unrecognized compensation expense related to those awards. During the thirteen weeks ended April 1, 2015, we recognized $605 of equity-based compensation expense upon the vesting of these awards. The total fair value of restricted Class B units that vested during the thirteen weeks ended April 1, 2015 was $667. After giving effect to the Recapitalization Transaction, the 7,227 restricted Class B units that vested during the period equate to 158,251 LLC Interests with a weighted-average grant date fair value of $4.22.
Stock Options
In January 2015, we adopted the 2015 Incentive Award Plan (the "2015 Plan") under which we may grant up to 5,865,522 stock options and other equity-based awards to employees, directors and officers. In connection with the IPO, we granted 2,622,281 stock options to our directors and certain employees. The stock options were granted with an exercise price of $21.00 per share and vest equally over periods ranging from one to five years.
The fair value of stock option awards was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

Thirteen Weeks Ended April 1, 2015
Expected term (years)(1)	7.5
Expected volatility(2)	35.1%
Risk-free interest rate(3)	1.6%
Dividend yield(4)	—%

(1)	Expected term represents the estimated period of time until an award is exercised and was determined using the simplified method.

(2)	Expected volatility is based on the historical volatility of a selected peer group over a period equivalent to the expected term.

(3)	The risk-free rate rate is an interpolation of yields on U.S. Treasury securities with maturities equivalent to the expected term.

(4)	We have assumed a dividend yield of zero as we have no plans to declare dividends in the foreseeable future.

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share, per unit and per share amounts)
(Unaudited)

A summary of stock option activity for thirteen weeks ended April 1, 2015 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period	—	$—
Granted	2,622,281	21.00
Exercised	—	—
Forfeited	(4,000)	(21.00)
Outstanding at end of period	2,618,281	$21.00
The weighted-average grant date fair value of stock options granted during the thirteen weeks ended April 1, 2015 was $8.53. As of April 1, 2015, there were 2,618,281 stock option outstanding, of which none were exercisable. As of April 1, 2015, total unrecognized compensation expense related to unvested stock options, including an estimate for pre-vesting forfeitures, was $21,364, which is expected to be recognized over a weighted-average period of 4.8 years.
NOTE 10: INCOME TAXES
As a result of the IPO and Organizational Transactions, we became the sole managing member of SSE Holdings, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, SSE Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by SSE Holdings is passed through to and included in the taxable income or loss of its members, including us, on a pro rata basis. We are subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income of SSE Holdings. We are also subject to withholding taxes in foreign jurisdictions.
A reconciliation of income tax expense computed at the U.S. federal statutory income tax rate to the income tax expense recognized is as follows:

	Thirteen Weeks Ended
	April 1, 2015	March 26, 2014
Income (loss) before income taxes	$(11,027)	$1,194
Less: net loss prior to the Organizational Transactions	13,049	—
Less: net income attributable to non-controlling interests	(1,408)	—
Income attributable to Shake Shack Inc. before income taxes	614	1,194

Income taxes at U.S. federal statutory rate	215	418
State and local income taxes, net of federal benefit	(85)	32
Foreign withholding taxes	75	70
Non-deductible expenses	28	—
LLC flow-through structure	—	(418)
Income tax expense	$233	$102

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share, per unit and per share amounts)
(Unaudited)

Pro Forma Financial Information
For periods prior to the IPO and Organizational Transactions, our income taxes represent those of SSE Holdings, our predecessor, and relate solely to foreign withholding taxes and certain LLC entity-level taxes. As a result of the IPO and Organizational Transactions that occurred on February 4, 2015, we are subject to U.S. federal and certain state and local income taxes with respect to our allocable share of any taxable income or loss generated by SSE Holdings. The pro forma financial information presented on the Condensed Consolidated Statements of Income (Loss) for the thirteen weeks ended April 1, 2015 has been computed to reflect a benefit from income taxes at an effective tax rate of 13.7%. The amounts were calculated assuming the Organizational Transactions occurred on January 1, 2015 and were based on the statutory rates in effect during the period.
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
On February 4, 2015, we entered into a tax receivable agreement with the Continuing SSE Equity Owners (the "Tax Receivable Agreement") that provides for the payment by us to the Continuing SSE Equity Owners of 85% of the amount of tax benefits, if any, that Shake Shack actually realizes as a result of (i) increases in the tax basis of assets of SSE Holdings resulting from any redemptions or exchanges of LLC Interests or any prior sales of interests in SSE Holdings and (ii) certain other tax benefits related to our making payments under the Tax Receivable Agreement.
During the thirteen weeks ended April 1, 2015, SSE Holdings paid a distribution in the amount of $11,125 to certain of the Original SSE Equity Owners. This distribution triggered an increase in the tax basis of SSE Holdings subject to the provisions of the Tax Receivable Agreement. We recognized a deferred tax asset in the amount of $6,006 and a corresponding liability of $5,105, representing 85% of the tax benefits due to the Continuing SSE Equity Owners.
NOTE 11: EARNINGS PER SHARE
Basic earnings per share of Class A common stock is computed by dividing net income available to Shake Shack Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share of Class A common stock is computed by dividing net income available to Shake Shack Inc. by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.
As described in Note 1, on February 4, 2015, the SSE Holdings LLC Agreement was amended and restated to, among other things, (i) provide for a new single class of common membership interests, the LLC Interests, and (ii) exchange all of the then-existing membership interests of the Original SSE Equity Owners for LLC Interests. For purposes of calculating earnings per share, the prior period amounts have been retroactively adjusted to give effect to the above-mentioned amendment and resulting recapitalization. The computation does not consider the 5,750,000 shares of Class A common stock issued to investors in our IPO or the 339,306 shares of Class A common stock issued upon settlement of outstanding UARs in connection with the IPO.

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share, per unit and per share amounts)
(Unaudited)

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock for the thirteen weeks ended April 1, 2015 and March 26, 2014.

	Thirteen Weeks Ended
	April 1, 2015	March 26, 2014
Numerator:
Net income (loss)	$(11,260)	$1,092
Less: net income attributable to non-controlling interests	(1,408)	—
Net income (loss) attributable to Shake Shack Inc.	$(12,668)	$1,092
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	11,953	29,963
Effect of dilutive securities:
Restricted Class B units	—	162
Weighted-average shares of Class A common stock outstanding—diluted	11,953	30,125

Earnings per share of Class A common stock—basic	$(1.06)	$0.04
Earnings per share of Class A common stock—diluted	$(1.06)	$0.04
2,618,281 stock options were excluded from the computation of diluted earnings per share of Class A common stock because the effect would have been anti-dilutive as we recorded a net loss for the period.
Shares of our Class B common stock do not share in the earnings or losses of Shake Shack and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented. Shares of our Class B common stock are, however, considered potentially dilutive shares of Class A common stock. After evaluating the potential dilutive effect under the if-converted and two-class methods, the 24,191,853 shares of Class B common stock outstanding as of April 1, 2015 were determined to be anti-dilutive and have therefore been excluded from the computation of diluted earnings per share of Class A common stock.
NOTE 12: SUPPLEMENTAL CASH FLOW INFORMATION
The following table sets forth supplemental cash flow information for the thirteen weeks ended April 1, 2015 and March 26, 2014:

	Thirteen Weeks Ended
	April 1, 2015	March 26, 2014
Cash paid for:
Income taxes, net of refunds	$49	$355
Interest	149	22
Non-cash investing activities:
Accrued purchases of property and equipment	3,088	909
Class A common stock issued connection with the acquisition of the Former SSE Equity Owners	6	—
Non-cash financing activities:
Cancellation of Class B common stock in connection with the Organizational Transactions	(6)	—

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share, per unit and per share amounts)
(Unaudited)

NOTE 13: COMMITMENTS AND CONTINGENCIES
Lease Commitments
We are obligated under various operating leases for Shacks and our home office space, expiring in various years through 2031. Under certain of these leases, we are liable for contingent rent based on a percentage of sales in excess of a specified threshold and are responsible for our proportionate share of real estate taxes and utilities.
As security under the terms of several of our leases, we are obligated under letters of credit totaling $160 as of April 1, 2015. The letters of credit expire on April 23, 2016 and February 28, 2026. In addition, in December 2013, we entered into an irrevocable standby letter of credit in conjunction with our home office lease in the amount of $80. The letter of credit expires in September 2015 and renews automatically for one-year periods through September 30, 2019.
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
Legal Contingencies
We are subject to various legal proceedings, claims and liabilities, such as employment-related claims and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance. As of April 1, 2015, the amount of ultimate liability with respect to these matters was not material.
NOTE 14: RELATED PARTY TRANSACTIONS
Union Square Hospitality Group
Union Square Hospitality Group, LLC and its subsidiaries ("USHG") is considered a related party under common control, to which we paid management fees, health costs and amounts advanced for other general operating expenses during the period. The amounts are temporary and non-interest bearing in nature.
Under the terms of the management agreement with USHG, as amended, in fiscal 2014, we paid a 2.5% management fee to USHG based on Shack sales and licensing income generated from license agreements with unaffiliated entities. Total management fees, which are included in general and administrative expenses, amounted to $592 for the thirteen weeks ended March 26, 2014. Effective January 1, 2015, the management agreement was amended and restated. As a result, we are no longer obligated to pay management fees to USHG. Therefore, no management fees were paid to USHG for the thirteen weeks ended April 1, 2015.
Previously, we sub-leased office space from USHG on a month-to-month basis. Amounts paid to USHG as rent totaled $42 for the thirteen weeks ended March 26, 2014. This amount is included in general and administrative expense on the Condensed Consolidated Statements of Income (Loss).
Previously, our employees were included in USHG's self-insurance health plan and we paid our portion of the plan costs on a monthly basis to USHG. In February 2015, we established our own self-funded health insurance plan for our employees and ceased payments to USHG. Amounts paid to the USHG for these health insurance costs were $151 and $313 for the thirteen weeks ended April 1, 2015 and March 26, 2014, respectively. These amounts are included in labor and related expenses and general and administrative expenses on the Condensed Consolidated Statements of Income (Loss). Additionally, our employees are eligible participants under USHG's 401(k) plan. We pay our share of the employer's matching contributions directly to the third-party plan trustee.
Total amounts payable to the USHG as of April 1, 2015 and December 31, 2014 were $39 and $238, respectively.

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share, per unit and per share amounts)
(Unaudited)

Hudson Yards Sports and Entertainment
In fiscal 2011, we entered into a Master License Agreement (an "MLA") with Hudson Yards Sports and Entertainment LLC ("HYSE"), a subsidiary of USHG and a related party, to operate Shake Shack branded limited menu concession stands in certain sports and entertainment venues within the United States. The agreement expires on December 31, 2027 and includes five consecutive five-year renewal options at HYSE's option. As consideration for these rights, HYSE pays us a license fee based on a percentage of net food sales, as defined in the MLA. HYSE also pays us a percentage of profits on sales of branded beverages, as defined in the MLA. No amounts were paid to us by HYSE for the thirteen weeks ended April 1, 2015 and March 26, 2014 as the concession stands operate on a seasonal basis and were closed during the period.
Madison Square Park Conservancy
The Chairman of our Board of Directors is a director of the Madison Square Park Conservancy, with which we have a license agreement and pay license fees to operate our Madison Square Park Shack. Amounts paid to Madison Square Park Conservancy as rent amounted to $97 for the thirteen weeks ended March 26, 2014. No amounts were paid for the thirteen weeks ended April 1, 2015 as our Madison Square Park location was closed for renovations. These amounts are included in occupancy and related expenses on the Condensed Consolidated Statements of Income (Loss).
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
This section and other parts of this Quarterly Report on Form 10-Q (“Form 10-Q”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "aim," "anticipate," "believe," "estimate," "expect," "forecast," "future," "intend," "outlook," "plan," "potential," "predict," "project," "seek," "may," "can," "will," "would," "could," "should," the negatives thereof and other similar expressions. Forward-looking statements are not guarantees of future performance and actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 ("2014 Form 10-K") and Part II, Item 1A of this Form 10-Q. The following discussion should be read in conjunction with our 2014 Form 10-K and the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years and the associated quarters, months and periods of those fiscal years. We undertake no obligation to revise or update any forward-looking statements for any reason, except as required by law.
OVERVIEW
Shake Shack is a modern day "roadside" burger stand serving a classic American menu of premium burgers, hot dogs, crinkle-cut fries, shakes, frozen custard, beer and wine. As of April 1, 2015, there were 66 Shacks in operation, system-wide, of which 34 were domestic company-operated Shacks, five were domestic licensed Shacks and 27 were international licensed Shacks.
Financial Highlights for the First Quarter 2015:

▪	Total revenue increased 56.3% to $37.8 million.

▪	Shack sales increased 59.2% to $36.0 million.

▪	Same-Shack sales increased 11.7%.

▪	Net loss was $(12.7) million, or $(1.06) per diluted share, which included $13.2 million of after-tax expenses incurred in connection with our IPO.

▪	Shack-level operating profit*, a non-GAAP measure, increased 78.3% to $9.3 million, or 25.7% of Shack sales.

▪	Adjusted EBITDA*, a non-GAAP measure, increased 94.0% to $7.0 million.

▪	Adjusted pro forma net income*, a non-GAAP measure, increased 102.2% to $1.3 million, or $0.04 per fully exchanged and diluted share.

* Shack-level operating profit, adjusted EBITDA and adjusted pro forma net income are non-GAAP measures. Reconciliations of Shack-level operating profit to operating income (loss), adjusted EBITDA to net income (loss), and adjusted pro forma net income to net income (loss), the most directly comparable financial measures presented in accordance with GAAP, are set forth on pages 23 through 25.
We saw many of the same dynamics that benefited us in fiscal 2014 continue through the first quarter of 2015, including menu price increases we implemented in September 2014 and January 2015 to partially offset commodity cost pressures, the continued lift in sales due to the return of crinkle-

cut fries, as well as the significant amount of press surrounding our initial public offering. Additionally, we experienced a positive shift in sales mix from our limited-time offering of the Shackmeister Burger. Shack-level operating profit margins increased to 25.7% driven by these positive factors and improved leverage on fixed costs from higher Shack sales.
Net loss was $(12.7) million, or $(1.06) per diluted share, for the first quarter of 2015, compared to net income of $1.1 million, or $0.04 per diluted share, for the same period last year. The net loss for the first quarter of 2015 includes $13.2 million of after-tax expenses incurred in connection with our IPO. On an adjusted pro forma basis, which excludes these non-recurring items and assumes that all outstanding LLC Interests were exchanged for shares of Class A common stock as of the beginning of the period, we would have recognized net income of $1.3 million, or $0.04 per fully exchanged and diluted share, for the first quarter of 2015 compared to $0.6 million, or $0.02 per fully exchanged and diluted share for the the first quarter of 2014, an increase of 102.2%.
During the quarter, we opened three domestic company-operated Shacks, including our first Shack in Baltimore, Maryland and two additional locations in the Boston, Massachusetts market. Subsequent to the quarter, we opened our third Shack in New Jersey at the Bridgewater Commons as well as our first Shack in Texas, located in Austin on South Lamar Street. We remain committed to executing our key growth strategies of opening new domestic company-operated Shacks, capitalizing on our outsized brand awareness, growing same-Shack sales and opportunistically increasing our licensed Shacks abroad. We are on track to hit our 2015 growth targets of at least 10 domestic company-operated Shacks and five international licensed Shacks and are well on our way towards building a strong pipeline for 2016 and beyond.
RESULTS OF OPERATIONS
The following table summarizes our results of operations for the thirteen weeks ended April 1, 2015 and March 26, 2014:

	Thirteen Weeks Ended
	April 1, 2015		March 26, 2014
Shack sales	$36,047	95.3%	$22,640	93.6%
Licensing revenue	1,761	4.7%	1,556	6.4%
TOTAL REVENUE	37,808	100.0%	24,196	100.0%
Shack-level operating expenses(1):
Food and paper costs	11,004	30.5%	6,913	30.5%
Labor and related expenses	9,101	25.2%	6,253	27.6%
Other operating expenses	3,480	9.7%	2,376	10.5%
Occupancy and related expenses	3,183	8.8%	1,893	8.4%
General and administrative expenses	18,385	48.6%	3,363	13.9%
Depreciation expense	2,191	5.8%	1,231	5.1%
Pre-opening costs	1,413	3.7%	933	3.9%
Loss on disposal of property and equipment	—	—%	5	—%
TOTAL EXPENSES	48,757	129.0%	22,967	94.9%
OPERATING INCOME (LOSS)	(10,949)	(29.0)%	1,229	5.1%
Interest expense	78	0.2%	35	0.1%
INCOME (LOSS) BEFORE INCOME TAXES	(11,027)	(29.2)%	1,194	4.9%
Income tax expense	233	0.6%	102	0.4%
NET INCOME (LOSS)	(11,260)	(29.8)%	1,092	4.5%
Less: net income attributable to non-controlling interests	(1,408)	(3.7)%	—	—%
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$(12,668)	(33.5)%	$1,092	4.5%

(1)	As a percentage of Shack sales.
Shack Sales
Shack sales represent the aggregate sales of food and beverages in domestic company-operated Shacks. Shack sales in any period are directly influenced by the number of operating weeks in such period, the number of open Shacks and same-Shack sales. Same-Shack sales means, for any reporting period, sales for the comparable Shack base, which we define as the number of domestic company-operated Shacks open for 24 months or longer. For fiscal 2015, same-Shack sales growth is calculated on a calendar basis as we believe it more accurately reflects the performance of our business as eliminates the impact of the extra operating week in fiscal 2014 and compares consistent calendar weeks.
Shack sales were $36.0 million for the thirteen weeks ended April 1, 2015 compared to $22.6 million for the thirteen weeks ended March 26, 2014, an increase of $13.4 million or 59.2%. The growth in Shack sales was primarily driven by the opening of 13 new domestic company-operated Shacks between March 26, 2014 and April 1, 2015, as well as same-Shack sales growth of $1.6 million, or 11.7%. The increase in same-Shack sales is primarily due to an increase in the average check of 9.6% and increased guest traffic of 2.1%. For purposes of calculating same-Shack sales growth, Shack sales for 13 Shacks were included in the comparable Shack base.
Licensing Revenue
Licensing revenue is comprised of license fees and territory fees. License fees are calculated as a percentage of sales and territory fees are payments for the exclusive right to develop Shacks in a specific geographic area.
Licensing revenue was $1.8 million for the thirteen weeks ended April 1, 2015 compared to $1.6 million for the thirteen weeks ended March 26, 2014, an increase of $0.2 million or 13.2%. This increase was primarily driven by the opening of eight international licensed Shacks and one domestic licensed Shack between March 26, 2014 and April 1, 2015.
Food and Paper Costs
Food and paper costs include the direct costs associated with food, beverage and packaging of our menu items. The components of food and paper costs are variable by nature, changing with sales volume, and are impacted by menu mix and fluctuations in commodity costs.
Food and paper costs were $11.0 million for the thirteen weeks ended April 1, 2015 compared to $6.9 million for the thirteen weeks ended March 26, 2014, an increase of $4.1 million or 59.2%, primarily due to the opening of 13 new domestic company-operated Shacks between March 26, 2014 and April 1, 2015. As a percentage of Shack sales, food and paper costs remained constant at 30.5% for the thirteen weeks ended April 1, 2015 and March 26, 2014. This was the result of higher costs for certain ingredients, primarily beef, which were offset by menu price increases and lower costs in other ingredients such as dairy.
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
Labor and related expenses were $9.1 million for the thirteen weeks ended April 1, 2015 compared to $6.3 million for the thirteen weeks ended March 26, 2014, an increase of $2.8 million or 45.5%. This increase was primarily due to the opening of 13 new domestic company-operated Shacks between March 26, 2014 and April 1, 2015. As a percentage of Shack sales, labor and related expenses decreased to 25.2% for the thirteen weeks ended April 1, 2015 compared to 27.6% for the thirteen weeks ended March 26, 2014. This decrease was due primarily to the benefit from higher Shack sales and the reduced labor requirements from the return of crinkle-cut fries.
Other Operating Expenses
Other operating expenses consist of Shack-level marketing expenses, utilities and other operating expenses incidental to operating our domestic company-operated Shacks, such as non-perishable supplies, credit card fees, property insurance and the cost of repairs and maintenance.
Other operating expenses were $3.5 million for the thirteen weeks ended April 1, 2015 compared to $2.4 million for the thirteen weeks ended March 26, 2014, an increase of $1.1 million or 46.5%, primarily due to the opening of 13 new domestic company-operated Shacks between March 26, 2014 and April 1, 2015. As a percentage of Shack sales, other operating expenses decreased to 9.7% for the thirteen weeks ended April 1, 2015 compared to 10.5% for the thirteen weeks ended March 26, 2014. This decrease was due to the benefit from higher Shack sales and the impact of fixed operating expenses on the higher sales levels.
Occupancy and Related Expenses
Occupancy and related expenses consist of Shack-level occupancy expenses (including rent, common area expenses and certain local taxes), excluding pre-opening costs, which are recorded separately.
Occupancy and related expenses were $3.2 million for the thirteen weeks ended April 1, 2015 compared to $1.9 million for the thirteen weeks ended March 26, 2014, an increase of $1.3 million or 68.1%, primarily due to the opening of 13 new domestic company-operated Shacks between March 26, 2014 and April 1, 2015. As a percentage of Shack sales, occupancy and related expenses increased to 8.8% for the thirteen weeks ended April 1, 2015 compared to 8.4% for the thirteen weeks ended March 26, 2014, primarily due to increased contingent rent and real estate taxes.

General and Administrative Expenses
General and administrative expenses consist of costs associated with corporate and administrative functions that support Shack development and operations, as well as equity-based compensation expense.
General and administrative expenses were $18.4 million for the thirteen weeks ended April 1, 2015 compared to $3.4 million for the thirteen weeks ended March 26, 2014, an increase of $15.0 million or 446.7%. As a percentage of total revenue, general and administrative expenses increased to 48.6% for the thirteen weeks ended April 1, 2015 from 13.9% for the thirteen weeks ended March 26, 2014. This increase was primarily due to $12.8 million of non-recurring compensation expenses incurred in connection with the vesting of equity awards upon consummation of our IPO and $0.6 million of incremental IPO-related expenses.
Depreciation Expense
Depreciation expense consists of the depreciation of fixed assets, including leasehold improvements and equipment.
Depreciation expense was $2.2 million for the thirteen weeks ended April 1, 2015 compared to $1.2 million for the thirteen weeks ended March 26, 2014, an increase of $1.0 million or 78.0%. This increase was due primarily to depreciation of capital expenditures related to the opening of 13 new domestic company-operated Shacks between March 26, 2014 and April 1, 2015. As a percentage of total revenue, depreciation expense increased to 5.8% for the thirteen weeks ended April 1, 2015 compared to 5.1% for the thirteen weeks ended March 26, 2014 due to the introduction of more target-volume Shacks.
Pre-Opening Costs
Pre-opening costs consist primarily of legal fees, rent, managers’ salaries, training costs, employee payroll and related expenses, costs to relocate and compensate Shack management teams prior to an opening and wages, travel and lodging costs for our opening training team and other supporting team members. All such costs incurred prior to the opening of a domestic company-operated Shack are expensed in the period in which the expense was incurred. Pre-opening costs can fluctuate significantly from period to period, based on the number and timing of domestic company-operated Shack openings and the specific pre-opening costs incurred for each domestic company-operated Shack. Additionally, domestic company-operated Shack openings in new geographic market areas will initially experience higher pre-opening costs than our established geographic market areas, such as the New York City metropolitan area, where we have greater economies of scale and incur lower travel and lodging costs for our training team.
Pre-opening costs were $1.4 million for the thirteen weeks ended April 1, 2015, including $0.5 million of deferred rent expense, compared to $0.9 million for the thirteen weeks ended March 26, 2014, an increase of $0.5 million or 51.4% due to the timing and total number of new domestic company-operated Shacks expected to open.
Loss on Disposal of Property and Equipment
Loss on disposal of property and equipment represents the net book value of assets that have been retired and consists primarily of furniture and fixtures that were replaced in the normal course of business.
For all periods presented, the loss on disposal of property and equipment was not material.
Interest Expense
Interest expense primarily consists of interest on our Revolving Credit Facility (as defined below) as well as the amortization of deferred financing costs incurred in connection with the Revolving Credit Facility.
For all periods presented, interest expense was not material.
Income Tax Expense
Income tax expense was $0.2 million for the thirteen weeks ended April 1, 2015 compared to $0.1 million for the thirteen weeks ended March 26, 2014. Our effective income tax rate decreased to (2.1)% for the thirteen weeks ended April 1, 2015 from 8.5% for the thirteen weeks ended March 26, 2014.
As a result of the IPO and Organizational Transactions, we became the sole managing member of SSE Holdings, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, SSE Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by SSE Holdings is passed through to and included in the taxable income or loss of its members, including us, on a pro rata basis. We are subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income generated by SSE Holdings subsequent to the Organizational Transactions. As the majority of the consolidated pre-tax net loss was generated in the period prior to the Organizational Transactions, we are not entitled to any tax benefits related to those losses. We recognized tax expense on our allocable share of the pre-tax income subsequent to the Organizational Transactions of $0.6 million, which results in a negative effective tax rate when compared to our consolidated pre-tax loss. For the thirteen weeks ended March 26, 2014, the reported income tax expense reflects that of SSE Holdings and relates solely to foreign withholding taxes and certain LLC entity-level taxes.

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

	Thirteen Weeks Ended
	April 1, 2015	March 26, 2014
Shack-level operating profit [A]	$9,279	$5,205
Add:
Licensing revenue	1,761	1,556
Less:
General and administrative expenses	18,385	3,363
Depreciation expense	2,191	1,231
Pre-opening costs	1,413	933
Loss on disposal of property and equipment	—	5
Operating income (loss)	$(10,949)	$1,229

Total revenue	$37,808	$24,196
Less: licensing revenue	(1,761)	(1,556)
Shack sales [B]	$36,047	$22,640

Shack-level operating profit margin [A / B]	25.7%	23.0%

EBITDA and Adjusted EBITDA (Non-GAAP Financial Measures)
EBITDA and Adjusted EBITDA are non-GAAP supplemental measures of operating performance that do not represent and should not be considered alternatives to net income (loss) or cash flow from operations, as determined by GAAP. We use EBITDA and Adjusted EBITDA to measure the operating performance of our business, excluding specifically identified items that we don't believe directly reflect our core operations. A reconciliation of EBITDA and Adjusted EBITDA to net income (loss), the most directly comparable GAAP measure, is set forth below.

	Thirteen Weeks Ended
	April 1, 2015	March 26, 2014
Net income (loss)	$(11,260)	$1,092
Depreciation expense	2,191	1,231
Interest expense, net	78	35
Income tax expense	233	102
EBITDA	(8,758)	2,460

Equity-based compensation(1)	792	41
Deferred compensation(2)	—	21
Pre-opening costs(3)	955	724
Deferred rent(4)	556	316
Loss on disposal of property and equipment(5)	—	5
Non-recurring compensation expenses related to the IPO(6)	12,818	—
IPO-related expenses(7)	635	—
Other non-cash items(8)	—	41
ADJUSTED EBITDA	$6,998	$3,608

(1)	Represents non-cash equity-based compensation expense. For the thirteen weeks ended April 1, 2015, amount relates solely to stock options granted in connection with the IPO.

(2)	Represents amounts accrued under a bonus agreement we entered into with an executive pursuant to which we agreed to a pay a bonus in a future period.

(3)	Non-capital expenditures associated with opening new Shacks exclusive of deferred rent incurred prior to opening.

(4)	Reflects the extent to which our annual rent expense has been above or below our cash rent payments.

(5)	Includes the loss on disposal of property and equipment in the ordinary course of business.

(6)
Non-recurring compensation expense incurred in connection with the IPO, including expense recognized in settlement of outstanding awards under the UAR Plan, the related employer withholding taxes and the accelerated vesting of outstanding restricted Class B units.

(7)	Costs incurred in connection with our initial public offering, including legal, accounting and other related expenses.

(8)	For periods presented, represents non-cash charges related to certain employee benefits.

Adjusted Pro Forma Net Income and Adjusted Pro Forma Earnings per Fully Exchanged and Diluted Share (Non-GAAP Financial Measures)
Adjusted pro forma net income represents net income attributable to Shake Shack Inc. assuming the full exchange of all outstanding LLC Interests for shares of Class A common stock, adjusted for certain non-recurring items that we don't believe directly reflect our core operations. Adjusted pro forma earnings per fully exchanged and diluted share is calculated by dividing adjusted pro forma net income by the weighted-average shares of Class A common stock outstanding, assuming the full exchange of all outstanding LLC Interests, after giving effect to the dilutive effect of outstanding stock options.
Adjusted pro forma net income and adjusted pro forma earnings per fully exchanged and diluted share are supplemental measures of operating performance that do not represent and should not be considered alternatives to net income and earnings per share, as determined by GAAP. We believe adjusted pro forma net income and adjusted pro forma earnings per fully exchanged and diluted share supplement GAAP measures and enables us to more effectively evaluate our performance period-over-period and relative to our competitors. A reconciliation of adjusted pro forma net income to net income, the most directly comparable GAAP measure, and the computation of adjusted pro forma earnings per fully exchanged and diluted share are set forth below.

	Thirteen Weeks Ended
	April 1, 2015	March 26, 2014
Numerator:
Net income (loss) attributable to Shake Shack Inc.	$(12,668)	$1,092
Adjustments:
Reallocation of net income attributable to non-controlling interests from the assumed exchange of LLC Interests(1)	1,408	—
Non-recurring compensation expenses incurred in connection with the IPO(2)	12,818	—
IPO-related expenses(3)	635	—
Income tax expense(4)	(883)	(444)
Adjusted pro forma net income	$1,310	$648

Denominator:
Weighted-average shares of Class A common stock outstanding—diluted	11,953	30,125
Adjustments:
Assumed exchange of LLC Interests for shares of Class A common stock(1)	24,192	—
Assumed issuance of shares in connection with the IPO and settlement of UARs(5)	—	6,089
Dilutive effect of stock options	904	—
Adjusted pro forma fully exchanged weighted-average shares of Class A common stock outstanding—diluted	37,049	36,214

Adjusted pro forma earnings per fully exchanged share—diluted	$0.04	$0.02

(1)
Assumes the exchange of all outstanding LLC Interests for shares of Class A common stock, resulting in the elimination of the non-controlling interest and recognition of the net income attributable to non-controlling interests.

(2)
Non-recurring compensation expense incurred in connection with the IPO. Includes expense recognized in settlement of outstanding awards under the Company's Unit Appreciation Rights Plan, the accelerated vesting of outstanding restricted Class B units and the related employer withholding taxes.

(3)	Costs incurred in connection with our initial public offering, including legal, accounting and other related expenses.

(4)
Represents the tax effect of the aforementioned adjustments and pro forma adjustments to reflect corporate income taxes at assumed effective tax rates of 46.0% and 45.7% for the thirteen weeks ended April 1, 2015 and March 26, 2014, respectively, which include provisions for U.S. federal income taxes, and assume the highest statutory rates apportioned to each applicable state, local and foreign jurisdiction.

(5)
Adjustment to give effect to (i) 5,750,000 shares issued to investors in our IPO and (ii) 339,306 shares issued to participants of the UAR Plan, both of which were not retrospectively applied in the computation of earnings per share for the thirteen weeks ended March 26, 2014.

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Our primary sources of liquidity are cash from operations, cash on hand, and availability under our Revolving Credit Facility. As of April 1, 2015, we maintained a cash balance of $60.8 million and had $19.9 million of availability under our Revolving Credit Facility.
Our primary requirements for liquidity are to fund our working capital needs, operating lease obligations, capital expenditures and general corporate needs. Our requirements for working capital are not significant because our guests pay for their food and beverage purchases in cash or on debit or credit cards at the time of the sale and we are able to sell many of our inventory items before payment is due to the supplier of such items. Our ongoing capital expenditures are principally related to opening new Shacks, existing Shack capital investments (both for remodels and maintenance), as well as investment in our corporate infrastructure. In addition, we are obligated to make payments under the Tax Receivable Agreement. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect that the payments that we will be required to make to the Continuing SSE Equity Owners will be significant. Any payments made by us to Continuing SSE Equity Owners under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us or to SSE Holdings and, to the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us.
We believe that cash provided by operating activities, cash on hand and availability under the Revolving Credit Facility will be sufficient to fund our operating lease obligations, capital expenditures and working capital needs for at least the next 12 months and the foreseeable future.
Summary of Cash Flows
The following table presents a summary of our cash flows from operating, investing and financing activities.

	Thirteen Weeks Ended
	April 1, 2015	March 26, 2014
Net cash provided by operating activities	$5,176	$1,411
Net cash used in investing activities	(8,558)	(1,760)
Net cash provided by (used in) financing activities	61,539	(2,387)
Increase (decrease) in cash	58,157	(2,736)
Cash at beginning of period	2,677	13,076
Cash at end of period	$60,834	$10,340

Operating Activities
For the thirteen weeks ended April 1, 2015 net cash provided by operating activities was $5.2 million compared to $1.4 million for the thirteen weeks ended March 26, 2014, an increase of $3.8 million. This increase was primarily driven by the opening of 13 new domestic company-operated Shacks.
Investing Activities
For the thirteen weeks ended April 1, 2015 net cash used in investing activities was $8.6 million compared to $1.8 million for the thirteen weeks ended March 26, 2014, an increase of $6.8 million. This increase was due to an increase in capital expenditures to construct new domestic company-operated Shacks in such period compared to the same period in fiscal 2014.
Financing Activities
For the thirteen weeks ended April 1, 2015, net cash provided by financing activities was $61.5 million compared to net cash used in financing activities of $2.4 million for the thirteen weeks ended March 26, 2014, an increase of $63.9 million. This increase is primarily due to $109.4 million of net proceeds received from the IPO and $4.0 million of borrowings under the Revolving Credit Facility, offset by $36.0 million in payments on the Revolving Credit Facility, an increase in member distributions of $9.0 million and payments of employee withholding taxes of $4.6 million.
Revolving Credit Facility
In January 2015, we executed a Third Amended and Restated Credit Agreement, which became effective in February 2015 (together with the prior agreements, the "Revolving Credit Facility"). The amendment provides for a revolving total commitment amount of $50.0 million, of which $20.0 million is available immediately. The Revolving Credit Facility will mature and all amounts outstanding will be due and payable five years from the effective date. The Revolving Credit Facility permits the issuance of letters of credit upon our request of up to $10.0 million. Borrowings under the Revolving Credit Facility bear interest at either: (i) LIBOR plus a percentage ranging from 2.5% to 3.5% or (ii) the prime rate plus a percentage ranging from 0.0%

to 1.0%, depending on the type of borrowing made under the Revolving Credit Facility. As of December 31, 2014, amounts outstanding under the Revolving Credit Facility totaled $32.0 million, classified as short-term borrowings on the Consolidated Balance Sheet. During the thirteen weeks ended April 1, 2015, we borrowed an additional $4.0 million in principal under the Revolving Credit Facility. In February 2015, we repaid the entire outstanding balance of $36.0 million using a portion of the proceeds we received from our IPO and as of April 1, 2015, there were no amounts outstanding under the Revolving Credit Facility. We had $19.9 million of availability as of April 1, 2015, after giving effect to $0.1 million in outstanding letters of credit.
The Revolving Credit Facility is secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings’ wholly-owned domestic subsidiaries (with certain exceptions).
The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability to, subject to specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; pay dividends or make distributions; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the Revolving Credit Facility contains certain cross-default provisions. We are required to maintain a specified consolidated fixed-charge coverage ratio and a specified funded net debt to adjusted EBITDA ratio, both as defined under the Revolving Credit Facility. As of April 1, 2015, we were in compliance with all covenants.
CONTRACTUAL OBLIGATIONS
During the thirteen weeks ended April 1, 2015, there were no material changes to the contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, other than those made in the ordinary course of business.
OFF-BALANCE SHEET ARRANGEMENTS
There has been no material change in our off-balance sheet arrangements discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
CRITICAL ACCOUNTING POLICIES
Our discussion and analysis of our consolidated financial condition and results of operations is based upon the accompanying condensed consolidated financial statements and notes thereto, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the condensed consolidated financial statements requires us to make estimates, judgments and assumptions, which we believe to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Variances in the estimates or assumptions used to actual experience could yield materially different accounting results. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances. There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
Recently Issued Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-05, Customers' Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"). ASU 2015-05 provides guidance in evaluating whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for as an acquisition of a software license. If the arrangement does not contain a software license, it should be accounted for as a service contract. ASU 2015-05 is effective for reporting periods beginning after December 15, 2015 and may be adopted either retrospectively or prospectively. We are currently evaluating the impact ASU 2015-05 will have on our consolidated financial statements.
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized liability be presented on the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. ASU 2015-03 is effective for reporting periods beginning after December 15, 2015. The adoption of ASU 2015-03 is not expected to have a material effect our consolidated financial position, results of operations or cash flows.
In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation ("ASU 2015-02"). ASU 2015-02 amends the existing guidance to: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (ii) eliminate the presumption that a general partner should consolidate a limited partnership; (iii) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships and (iv) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU 2015-02 is effective for reporting periods beginning after December 15, 2015. We are currently evaluating the impact ASU 2015-02 will have on our consolidated financial statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to our exposure to market risks as described in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
Item 4. Controls and Procedures.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes to our internal control over financial reporting that occurred during the quarter ended April 1, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
The information required by this Item is incorporated by reference to Part I, Item 1, Note 13: Commitments and Contingencies—Legal.
Item 1A. Risk Factors.
There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
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
The Continuing SSE Equity Owners, from time to time following the IPO, may require SSE Holdings to redeem or exchange all or a portion of their LLC Interests for newly-issued shares of Class A common stock on a one-for-one basis (and their shares of Class B common stock will be canceled on a one-for-one basis upon any such issuance). Our Board of Directors, which include directors who hold LLC Interests or are affiliated with holders of LLC Interests, may, at its option, instead direct us to make a cash payment equal to the volume weighted average market price of one share of our Class A common stock for each LLC Interest redeemed (subject to customary adjustments, including for stock splits, stock dividends and reclassifications) in accordance with the terms of the SSE Holdings LLC Agreement.
USE OF PROCEEDS
On January 29, 2015, our Registration Statement on Form S-1 (File No. 333-201271) was declared effective by the SEC for our IPO pursuant to which we registered and sold an aggregate of 5,750,000 shares of our Class A common stock (including 750,000 shares sold pursuant to the underwriters' over-allotment option) at a price of $21.00 per share. J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC acted as joint lead book-running managers in the offering. Barclays Capital Inc., Goldman, Sachs & Co., and Jefferies LLC also acted as book-running managers in the offering. William Blair & Company, LLC and Stifel acted as co-managers in the offering. The offering commenced on January 29, 2015 and did not terminate before all of the securities registered in the registration statement were sold. The offering closed on February 4, 2015, resulting in net proceeds of $106.1 million after deducting underwriters' discounts and commissions of $8.5 million and other offering expenses of $6.2 million. No payments were made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates.
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

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number			Incorporated by Reference			Filed Herewith
		Exhibit Description	Form	Exhibit	Filing Date
3.1		Amended and Restated Certificate of Incorporation of Shake Shack Inc., effective February 4, 2015	8-K	3.1	2/10/2015
3.2		Amended and Restated Bylaws of Shack Shake Inc., dated February 4, 2015	8-K	3.2	2/10/2015
4.1		Form of Class A Common Stock Certificate	S-1/A	4.1	1/28/2015
31.1		Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2		Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32	#	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				*
101.INS		XBRL Instance Document				*
101.SCH		XBRL Taxonomy Extension Schema Document				*
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB		XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document				*

#	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shake Shack Inc.
(Registrant)

Date: May 15, 2015	By:	/s/ Randy Garutti
Randy Garutti
Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: May 15, 2015	By:	/s/ Jeff Uttz
Jeff Uttz
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)