Form 10-Q
period 2015-07-01
Shake Shack Inc.
filed 2015-08-10
CIK 1620533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2015
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

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule-405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☑	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of August 5, 2015, there were 12,058,147 shares of Class A common stock outstanding and 24,191,853 shares of Class B common stock outstanding.

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
While we believe that our assumptions are reasonable, it is very difficult to predict the impact of known factors, and it is impossible to anticipate all factors that could affect our actual results. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Form 10-Q in the context of the risks and uncertainties disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission (the "SEC") under the heading "Risk Factors."
The forward-looking statements included in this Form 10-Q are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
SHAKE SHACK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	July 1, 2015	December 31, 2014
ASSETS
Current assets
Cash	$64,919	$2,677
Accounts receivable	4,003	3,278
Inventories	482	529
Prepaid expenses and other current assets	2,246	1,441
Deferred income taxes	20	20
Total current assets	71,670	7,945
Property and equipment, net	81,076	70,124
Deferred income taxes, net	6,027	141
Other assets	3,223	4,752
TOTAL ASSETS	$161,996	$82,962

LIABILITIES AND STOCKHOLDERS' / MEMBERS' EQUITY
Current liabilities
Short-term borrowings	$—	$32,000
Accounts payable	5,690	6,440
Accrued expenses	4,781	5,578
Accrued wages and related liabilities	3,716	2,410
Other current liabilities	2,432	1,749
Total current liabilities	16,619	48,177
Notes payable	313	313
Deferred rent	20,948	17,853
Other long-term liabilities	8,762	4,019
Total liabilities	46,642	70,362
Commitments and contingencies
Stockholders' / members' equity
Members' equity	—	12,600
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of July 1, 2015	—	—
Common stock, $0.01 par value—100 shares authorized; none issued and outstanding as of December 31, 2014	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 12,058,147 shares issued and outstanding as of July 1, 2015	12	—
Class B common stock, $0.001 par value—35,000,000 shares authorized; 24,191,853 shares issued and outstanding as of July 1, 2015	24	—
Additional paid-in capital	112,227	—
Retained earnings	221	—
Total stockholders' equity attributable to Shake Shack Inc. / members' equity	112,484	12,600
Non-controlling interests	2,870	—
Total equity	115,354	12,600
TOTAL LIABILITIES AND STOCKHOLDERS' / MEMBERS' EQUITY	$161,996	$82,962

See Notes to Condensed Consolidated Financial Statements.

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2015	June 25, 2014	July 1, 2015	June 25, 2014
Shack sales	$46,583	$26,183	$82,630	$48,823
Licensing revenue	1,867	1,554	3,628	3,110
TOTAL REVENUE	48,450	27,737	86,258	51,933
Shack-level operating expenses:
Food and paper costs	13,717	7,995	24,721	14,908
Labor and related expenses	11,168	6,684	20,269	12,937
Other operating expenses	3,723	2,585	7,203	4,961
Occupancy and related expenses	3,859	2,226	7,042	4,119
General and administrative expenses	6,052	3,629	24,437	6,992
Depreciation expense	2,447	1,334	4,638	2,565
Pre-opening costs	1,240	1,129	2,653	2,062
Loss on disposal of property and equipment	—	13	—	18
TOTAL EXPENSES	42,206	25,595	90,963	48,562
OPERATING INCOME (LOSS)	6,244	2,142	(4,705)	3,371
Interest expense, net	84	56	162	91
INCOME (LOSS) BEFORE INCOME TAXES	6,160	2,086	(4,867)	3,280
Income tax expense	1,015	137	1,248	239
NET INCOME (LOSS)	5,145	1,949	(6,115)	3,041
Less: net income attributable to non-controlling interests	4,027	—	5,435	—
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$1,118	$1,949	$(11,550)	$3,041

Earnings per share of Class A common stock(1):
Basic	$0.09	$0.07	$(0.96)	$0.10
Diluted	$0.08	$0.06	$(0.96)	$0.10
Weighted-average shares of Class A common stock outstanding(1):
Basic	12,058	29,963	12,006	29,963
Diluted	13,339	30,127	12,006	30,126

Pro forma income tax benefit(2)			$(1,013)
Pro forma net loss attributable to Shake Shack Inc.(2)			$(581)
Pro forma earnings per share of Class A common stock(2)
Basic			$(0.05)
Diluted			$(0.05)

(1)
Amounts for the thirteen and twenty-six weeks ended June 25, 2014 have been retroactively adjusted to give effect to the recapitalization transactions that occurred in connection with our initial public offering, including the amendment and restatement of the limited liability company agreement of SSE Holdings, LLC to, among other things, (i) provide for a new single class of common membership interests and (ii) exchange all of the then-existing members’ ownership interests for the newly-created membership interests. The computation does not consider the 5,750,000 shares of Class A common stock issued to investors in our initial public offering or the 339,306 shares of Class A common stock issued upon settlement of outstanding unit appreciation rights. See Note 11.

(2)
The pro forma financial information presented has been computed to reflect a benefit from income taxes assuming our initial public offering and related organizational transactions occurred on January 1, 2015. See Note 10.

See Notes to Condensed Consolidated Financial Statements.

SHAKE SHACK INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' AND MEMBERS' EQUITY
(in thousands, except share amounts)
(Unaudited)

	Members' Equity	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Non- Controlling Interest	Total Equity
		Shares	Amount	Shares	Amount
BALANCE, DECEMBER 31, 2014	$12,600	—	$—	—	$—	$—	$—	$—	$12,600
Net loss prior to the Organizational Transactions	(13,049)								(13,049)
Member distributions	(11,125)								(11,125)
Equity-based compensation recognized prior to the Organizational Transactions	7,731								7,731
Issuance of Class A common stock sold in initial public offering, net of offering costs		5,750,000	6			109,356			109,362
Issuance of Class A common stock in settlement of unit appreciation rights		339,306	—						—
Effect of the Organizational Transactions	3,843	5,968,841	6	24,191,853	24	—	(1,278)	(2,565)	30
Net income subsequent to the Organizational Transactions							1,499	5,435	6,934
Equity-based compensation recognized subsequent to the Organizational Transactions						1,970			1,970
Deferred tax adjustment related to tax receivable agreement						901			901
BALANCE, JULY 1, 2015	$—	12,058,147	$12	24,191,853	$24	$112,227	$221	$2,870	$115,354

See Notes to Condensed Consolidated Financial Statements.

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	July 1, 2015	June 25, 2014
OPERATING ACTIVITIES
Net income (loss)	$(6,115)	$3,041
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation expense	4,638	2,565
Equity-based compensation	14,337	83
Non-cash interest expense	135	47
Loss on disposal of property and equipment	—	18
Changes in operating assets and liabilities:
Accounts receivable	(640)	(506)
Inventories	47	19
Prepaid expenses and other current assets	(805)	12
Other assets	1,657	(24)
Accounts payable	192	1,157
Accrued expenses	(617)	(207)
Accrued wages and related liabilities	1,306	(178)
Other current liabilities	455	16
Deferred rent	3,348	2,303
Other long-term liabilities	(306)	(112)
NET CASH PROVIDED BY OPERATING ACTIVITIES	17,632	8,234
INVESTING ACTIVITIES
Purchases of property and equipment	(16,929)	(11,351)
NET CASH USED IN INVESTING ACTIVITIES	(16,929)	(11,351)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	4,000	—
Payments on revolving credit facility	(36,000)	—
Deferred financing costs	(92)	(297)
Proceeds from issuance of Class A common stock sold in initial public offering, net of underwriting discounts and offering costs	109,362	—
Proceeds from issuance of Class B common stock	30	—
Member distributions	(11,125)	(3,819)
Employee withholding taxes related to net settled equity awards	(4,636)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	61,539	(4,116)
INCREASE (DECREASE) IN CASH	62,242	(7,233)
CASH AT BEGINNING OF PERIOD	2,677	13,076
CASH AT END OF PERIOD	$64,919	$5,843

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
We operate and license Shake Shack restaurants ("Shacks"), which serve hamburgers, hot dogs, crinkle-cut fries, shakes, frozen custard, beer, wine and more. As of July 1, 2015, there were 71 Shacks in operation, system-wide, of which 37 were domestic company-operated Shacks, five were domestic licensed Shacks and 29 were international licensed Shacks.
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
Organizational Transactions
In connection with the IPO, we completed the following transactions (the "Organizational Transactions"):

▪
We amended and restated the limited liability company agreement of SSE Holdings ("LLC Agreement") to, among other things, (i) provide for a new single class of common membership interests in SSE Holdings ("LLC Interests"), (ii) exchange all of the membership interests of the then-existing holders of SSE Holdings' membership interests ("Original SSE Equity Owners") for LLC Interests and (iii) appoint Shake Shack as the sole managing member of SSE Holdings. See Note 7.

▪
We amended and restated our certificate of incorporation to, among other things, (i) provide for Class B common stock with voting rights but no economic rights (where "economic interests" means the right to receive any distributions or dividends, whether cash or stock, in connection with common stock) and (ii) issue shares of Class B common stock to the Original SSE Equity Owners on a one-to-one basis with the number of LLC Interests they own. See Note 7.

▪
We acquired, by merger, two entities that were owned by former indirect members of SSE Holdings ("Former SSE Equity Owners"), for which we issued 5,968,841 shares of Class A common stock as merger consideration (the "Mergers"). The only assets held by the two merged entities prior to the merger were 5,968,841 LLC Interests and a corresponding number of shares of Class B common stock. Upon consummation of the Mergers, we canceled the 5,968,841 shares of Class B common stock and recognized the 5,968,841 of LLC Interests at carrying value, as the Mergers are considered to be transactions between entities under common control.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share, per unit and per share amounts)
(Unaudited)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Shake Shack Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and on a basis consistent in all material respects with the accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 ("2014 Form 10-K"). In our opinion, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of our financial position and results of operation have been included. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.
The accompanying Condensed Consolidated Balance Sheet as of December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our 2014 Form 10-K.
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
Recently Issued Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"). Under ASU 2015-11 entities should measure inventory that is not measured using last-in, first-out (LIFO) or the retail inventory method, including inventory that is measured using first-in, first-out (FIFO) or average cost, at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 and is to be applied prospectively. The adoption of ASU 2015-11 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.
In April 2015, the FASB issued Accounting Standards Update No. 2015-05, Customers' Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"). ASU 2015-05 provides guidance in evaluating whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for as an acquisition of a software license. If the arrangement does not contain a software license, it should be accounted for as a service contract. ASU 2015-05 is effective for reporting periods beginning after December 15, 2015 and may be adopted either retrospectively or prospectively. We are currently evaluating the impact ASU 2015-05 will have on our consolidated financial statements.
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
NOTE 3: FAIR VALUE MEASUREMENTS
The carrying value of our financial instruments, including cash, accounts receivable, accounts payable, and accrued expenses as of July 1, 2015 and December 31, 2014 approximated their fair value due to the short-term nature of these financial instruments. Assets and liabilities that are measured at fair value on a non-recurring basis include our long-lived assets. There were no impairments recognized during the thirteen and twenty-six weeks ended July 1, 2015 and June 25, 2014.
NOTE 4: INVENTORIES
Inventories as of July 1, 2015 and December 31, 2014 consisted of the following:

	July 1, 2015	December 31, 2014
Food	$288	$354
Wine	32	28
Beer	40	33
Beverages	44	42
Retail merchandise	78	72
Inventories	$482	$529
NOTE 5: SUPPLEMENTAL BALANCE SHEET INFORMATION
The components of other current liabilities as of July 1, 2015 and December 31, 2014 are as follows:

	July 1, 2015	December 31, 2014
Sales tax payable	$1,187	$736
Gift card liability	604	625
Other	641	388
Other current liabilities	$2,432	$1,749

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share, per unit and per share amounts)
(Unaudited)

The components of other long-term liabilities as of July 1, 2015 and December 31, 2014 are as follows:

	July 1, 2015	December 31, 2014
Deferred compensation	$2,186	$2,141
Liability under tax receivable agreement	5,004	—
Other	1,572	1,878
Other long-term liabilities	$8,762	$4,019
NOTE 6: DEBT
In January 2015, we executed a Third Amended and Restated Credit Agreement, which became effective on February 4, 2015 (together with the prior agreements and amendments, the "Revolving Credit Facility"), which provides for a revolving total commitment amount of $50,000, of which $20,000 is available immediately. The Revolving Credit Facility will mature and all amounts outstanding will be due and payable five years from the effective date. The Revolving Credit Facility permits the issuance of letters of credit upon our request of up to $10,000. Borrowings under the Revolving Credit Facility bear interest at either: (i) LIBOR plus a percentage ranging from 2.5% to 3.5% or (ii) the prime rate plus a percentage ranging from 0.0% to 1.0%, depending on the type of borrowing made under the Revolving Credit Facility. As of December 31, 2014, amounts outstanding under the Revolving Credit Facility totaled $32,000, and were classified as short-term borrowings on the Condensed Consolidated Balance Sheets. During the twenty-six weeks ended July 1, 2015, we borrowed an additional $4,000 in principal under the Revolving Credit Facility. In February 2015, we repaid the entire outstanding balance of $36,000 using a portion of the proceeds we received from our IPO and, as of July 1, 2015, there were no amounts outstanding under the Revolving Credit Facility. We had $19,920 of availability as of July 1, 2015, after giving effect to $80 in outstanding letters of credit.
The Revolving Credit Facility is secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' wholly-owned domestic subsidiaries (with certain exceptions).
The Revolving Credit Facility contains a number of covenants that, among other things, limit our ability to, subject to specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; pay dividends or make distributions; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the Revolving Credit Facility contains certain cross-default provisions. We are required to maintain a specified consolidated fixed-charge coverage ratio and a specified funded net debt to adjusted EBITDA ratio, both as defined under the Revolving Credit Facility. As of July 1, 2015, we were in compliance with all covenants.
In March 2013, we entered into a promissory note in the amount of $313 in connection with the purchase of a liquor license. Interest on the outstanding principal balance of this note is due and payable on a monthly basis from the effective date at a rate of 5.0% per year. The entire principal balance and interest is due and payable on the earlier of the maturity date, which is the expiration of the lease in June 2023, or the date of the sale of the license. As of July 1, 2015 and December 31, 2014, the outstanding balance of the promissory note was $313.
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
Initial Public Offering
As described in Note 1, on February 4, 2015, we completed an initial public offering ("IPO") of 5,750,000 shares of our Class A common stock at a public offering price of $21.00 per share, which includes 750,000 shares issued pursuant to the underwriters' over-allotment option. We received $112,298 in proceeds, net of underwriting discounts and commissions, which we used to purchase LLC Interests from SSE Holdings at a price per interest equal to the initial public offering price of our Class A common stock.
In connection with our IPO, we issued 30,160,694 shares of Class B common stock to the Original SSE Equity Owners.
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
Member Distributions
On December 15, 2014, the Board of Directors of SSE Holdings approved a special distribution to its members, to the extent the gross proceeds from the IPO exceeded the anticipated gross proceeds (including as a result of the exercise by the underwriters of their option to purchase additional shares of Class A common stock), in an amount equal to the product of (i) the increased gross proceeds and (ii) 0.273, to be paid from the proceeds of the IPO (the "Additional Distribution"). On February 4, 2015, SSE Holdings paid the Additional Distribution to certain of the Original SSE Equity Owners in the amount of $11,125.
NOTE 8: NON-CONTROLLING INTERESTS
On February 4, 2015, we used the net proceeds from our IPO to purchase 5,750,000 newly-issued LLC Interests. Additionally, in connection with the Organizational Transactions, we acquired 5,968,841 LLC Interests. Pursuant to the LLC Agreement, we received 339,306 LLC Interests as a result of the issuance of 339,306 shares of Class A common stock in settlement of the outstanding UARs. As of July 1, 2015, we owned 33.3% of SSE Holdings.
The following table summarizes the effects of changes in ownership in SSE Holdings on our equity:

	July 1, 2015
	Thirteen Weeks Ended	Twenty-Six Weeks Ended
Net income (loss) attributable to Shake Shack Inc.	$1,118	$(11,550)
Transfers to non-controlling interests	—	—
Decrease in retained earnings as a result of the Organizational Transactions	—	(1,278)
Change from net income (loss) attributable to Shake Shack Inc. and transfers to non-controlling interest	$1,118	$(12,828)

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share, per unit and per share amounts)
(Unaudited)

NOTE 9: EQUITY-BASED COMPENSATION
A summary of equity-based compensation expense recognized during the thirteen and twenty-six weeks ended July 1, 2015 and June 25, 2014 is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2015	June 25, 2014	July 1, 2015	June 25, 2014
Unit appreciation rights	$—	$—	$11,762	$—
Restricted Class B units	—	42	605	83
Stock options	1,178	—	1,970	—
Equity-based compensation expense	$1,178	$42	$14,337	$83
Amounts are included in general and administrative expense on the Condensed Consolidated Statements of Income (Loss). No income tax benefits were recognized related to equity-based compensation during the thirteen and twenty-six weeks ended July 1, 2015 and June 25, 2014.
Unit Appreciation Rights
Prior to the IPO, we maintained a Unit Appreciation Rights Plan (the "UAR Plan"), effective in fiscal year 2012, and as amended, whereby we had the authority to grant up to 31,303 unit appreciation rights ("UARs") to employees. The UARs granted were subject to continued employment and were only exercisable upon a qualifying transaction, which was either a change of control or an initial public offering, each as defined in the UAR Plan. Upon the occurrence of a qualifying transaction, each UAR entitled the holder to receive a payment from us. Such payment and related compensation expense was determined by multiplying (i) the excess, if any, of the qualifying transaction price over the base amount of the UAR, by (ii) the stated number of Class B units deemed covered by the UAR. Effective October 30, 2014, the UAR Plan was amended to provide that the payment to which UAR holders were entitled upon the occurrence of a qualifying transaction would be in the form of securities of the Company or one of its affiliates or such other form of payment as we determined in our sole discretion. The UARs would have terminated on the tenth anniversary of the grant date or upon termination of employment, if earlier.
A summary of UAR activity for the twenty-six weeks ended July 1, 2015 is as follows:

	UARs	Weighted Average Base Price
Outstanding at beginning of period	22,554	$193.51
Granted	—	—
Forfeited	—	—
Vested and settled	(22,554)	(193.51)
Outstanding at end of period	—	$—
No compensation expense was recorded during the thirteen and twenty-six weeks ended June 25, 2014 related to the outstanding UARs as we determined that, as of the period end, it was not probable that a qualifying transaction would occur.
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
Our IPO constituted a qualifying transaction under the terms of the UAR Plan, resulting in a qualifying transaction price of $715.02. 339,306 shares of Class A common stock were issued upon the settlement of the 22,554 outstanding UARs, net of employee withholding taxes. We recognized compensation expense of $11,762 during the twenty-six weeks ended July 1, 2015 upon settlement of the outstanding UARs.

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
A summary of restricted Class B unit activity for twenty-six weeks ended July 1, 2015 is as follows:

	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	7,227	$92.31
Granted	—	—
Vested	(7,227)	(92.31)
Forfeited	—	—
Outstanding at end of period	—	$—
The IPO constituted a transaction under the terms of the restricted Class B unit awards that resulted in the accelerated vesting of all then-outstanding awards, and recognition of the unrecognized compensation expense related to those awards. During the twenty-six weeks ended July 1, 2015, we recognized $605 of equity-based compensation expense upon the vesting of these awards. The total fair value of restricted Class B units that vested during the twenty-six weeks ended July 1, 2015 was $667. After giving effect to the Recapitalization Transaction, the 7,227 restricted Class B units that vested in connection with our IPO equate to 158,251 LLC Interests with a weighted-average grant date fair value of $4.22.
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

Twenty-Six Weeks Ended July 1, 2015
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

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share, per unit and per share amounts)
(Unaudited)

A summary of stock option activity for twenty-six weeks ended July 1, 2015 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period	—	$—
Granted	2,622,281	21.00
Exercised	—	—
Forfeited	(22,000)	(21.00)
Outstanding at end of period	2,600,281	$21.00
The weighted-average grant date fair value of stock options granted during the twenty-six weeks ended July 1, 2015 was $8.53. As of July 1, 2015, there were 2,600,281 stock options outstanding, of which none were exercisable. As of July 1, 2015, total unrecognized compensation expense related to unvested stock options, including an estimate for pre-vesting forfeitures, was $20,281, which is expected to be recognized over a weighted-average period of 4.5 years.
NOTE 10: INCOME TAXES
As a result of the IPO and Organizational Transactions, we became the sole managing member of SSE Holdings, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, SSE Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by SSE Holdings is passed through to and included in the taxable income or loss of its members, including us, on a pro rata basis. We are subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income or loss of SSE Holdings. We are also subject to withholding taxes in foreign jurisdictions.
A reconciliation of income tax expense computed at the U.S. federal statutory income tax rate to the income tax expense recognized is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2015	June 25, 2014	July 1, 2015	June 25, 2014
Income (loss) before income taxes	$6,160	$2,086	$(4,867)	$3,280
Less: net loss prior to the Organizational Transactions	—	—	(13,049)	—
Less: net income attributable to non-controlling interests	4,027	—	5,435	—
Income attributable to Shake Shack Inc. before income taxes	2,133	2,086	2,747	3,280

Income taxes at U.S. federal statutory rate	746	730	961	1,148
State and local income taxes, net of federal benefit	150	48	65	80
Foreign withholding taxes	69	89	144	159
Non-deductible expenses	50	—	78	—
LLC flow-through structure	—	(730)	—	(1,148)
Income tax expense	$1,015	$137	$1,248	$239

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share, per unit and per share amounts)
(Unaudited)

Pro Forma Financial Information
For periods prior to the IPO and Organizational Transactions, our income taxes represent those of SSE Holdings, our predecessor, and relate solely to foreign withholding taxes and certain LLC entity-level taxes. As a result of the IPO and Organizational Transactions that occurred on February 4, 2015, we are subject to U.S. federal and certain state and local income taxes with respect to our allocable share of any taxable income or loss generated by SSE Holdings. The pro forma financial information presented on the Condensed Consolidated Statements of Loss for the twenty-six weeks ended July 1, 2015 has been computed to reflect a benefit from income taxes at an effective tax rate of 20.8%. The amounts were calculated assuming the Organizational Transactions occurred on January 1, 2015 and were based on the statutory rates in effect during the period.
Tax Receivable Agreement
We expect to obtain an increase in our share of the tax basis of our share of the assets of SSE Holdings when LLC Interests are redeemed or exchanged by the Continuing SSE Equity Owners and other qualifying transactions. This increase in tax basis may have the effect of reducing the amounts that we would otherwise pay in the future to various tax authorities. The increase in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.
On February 4, 2015, we entered into a tax receivable agreement with the Continuing SSE Equity Owners (the "Tax Receivable Agreement") that provides for the payment by us to the Continuing SSE Equity Owners of 85% of the amount of tax benefits, if any, that Shake Shack actually realizes or in some cases are deemed to realize as a result of (i) increases in the tax basis of the assets of SSE Holdings resulting from any redemptions or exchanges of LLC Interests or any prior sales of interests in SSE Holdings and (ii) certain other tax benefits related to our making payments under the Tax Receivable Agreement.
During the twenty-six weeks ended July 1, 2015, SSE Holdings paid a distribution in the amount of $11,125 to certain of the Original SSE Equity Owners. This distribution triggered an increase in the tax basis of SSE Holdings subject to the provisions of the Tax Receivable Agreement. We recognized a deferred tax asset in the amount of $6,006 and a corresponding liability of $5,105, representing 85% of the tax benefits due to the Continuing SSE Equity Owners.
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

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share, per unit and per share amounts)
(Unaudited)

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock for the thirteen and twenty-six weeks ended July 1, 2015 and June 25, 2014.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2015	June 25, 2014	July 1, 2015	June 25, 2014
Numerator:
Net income	$5,145	$1,949	$(6,115)	$3,041
Less: net loss attributable to non-controlling interests	4,027	—	5,435	—
Net income attributable to Shake Shack Inc.	$1,118	$1,949	$(11,550)	$3,041
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	12,058	29,963	12,006	29,963
Effect of dilutive securities:
Restricted Class B units	—	164	—	163
Stock options	1,281	—	—	—
Weighted-average shares of Class A common stock outstanding—diluted	13,339	30,127	12,006	30,126

Earnings per share of Class A common stock—basic	$0.09	$0.07	$(0.96)	$0.10
Earnings per share of Class A common stock—diluted	$0.08	$0.06	$(0.96)	$0.10
2,600,281 stock options were excluded from the computation of diluted earnings per share of Class A common stock for the twenty-six weeks ended July 1, 2015 because the effect would have been anti-dilutive as we recorded a net loss for the period.
Shares of our Class B common stock do not share in the earnings or losses of Shake Shack and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented. Shares of our Class B common stock are, however, considered potentially dilutive shares of Class A common stock. After evaluating the potential dilutive effect under the if-converted and two-class methods, the 24,191,853 shares of Class B common stock outstanding as of July 1, 2015 were determined to be anti-dilutive and have therefore been excluded from the computations of diluted earnings per share of Class A common stock.

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share, per unit and per share amounts)
(Unaudited)

NOTE 12: SUPPLEMENTAL CASH FLOW INFORMATION
The following table sets forth supplemental cash flow information for the twenty-six weeks ended July 1, 2015 and June 25, 2014:

	Twenty-Six Weeks Ended
	July 1, 2015	June 25, 2014
Cash paid for:
Income taxes, net of refunds	$121	$445
Interest	171	49
Non-cash investing activities:
Accrued purchases of property and equipment	2,537	1,397
Class A common stock issued connection with the acquisition of the Former SSE Equity Owners	6	—
Non-cash financing activities:
Cancellation of Class B common stock in connection with the Organizational Transactions	(6)	—
NOTE 13: COMMITMENTS AND CONTINGENCIES
Lease Commitments
We are obligated under various operating leases for Shacks and our home office space, expiring in various years through 2031. Under certain of these leases, we are liable for contingent rent based on a percentage of sales in excess of a specified threshold and are responsible for our proportionate share of real estate taxes and utilities.
As security under the terms of several of our leases, we are obligated under letters of credit totaling $160 as of July 1, 2015. The letters of credit expire on April 23, 2016 and February 28, 2026. In addition, in December 2013, we entered into an irrevocable standby letter of credit in conjunction with our home office lease in the amount of $80. The letter of credit expires in September 2015 and renews automatically for one-year periods through September 30, 2019.
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
Legal Contingencies
We are subject to various legal proceedings, claims and liabilities, such as employment-related claims and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance. As of July 1, 2015, the amount of ultimate liability with respect to these matters was not material.

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share, per unit and per share amounts)
(Unaudited)

NOTE 14: RELATED PARTY TRANSACTIONS
Union Square Hospitality Group
Union Square Hospitality Group, LLC and its subsidiaries ("USHG") is considered a related party under common control.
Under the terms of the management agreement with USHG, as amended, in fiscal 2014, we paid a 2.5% management fee to USHG based on Shack sales and licensing revenue generated from license agreements with unaffiliated entities. Total management fees, which are included in general and administrative expenses, amounted to $697 and $1,289 for the thirteen and twenty-six weeks ended June 25, 2014, respectively. Effective January 1, 2015, the management agreement was amended and restated. As a result, we are no longer obligated to pay management fees to USHG. Therefore, no management fees were paid to USHG for the thirteen and twenty-six weeks ended July 1, 2015.
Previously, we sub-leased office space from USHG on a month-to-month basis. Amounts paid to USHG as rent totaled $38 for the twenty-six weeks ended June 25, 2014. These amounts are included in general and administrative expense on the Condensed Consolidated Statements of Income (Loss). No amounts were paid during the thirteen weeks ended June 25, 2014.
Previously, our employees were included in USHG's self-insurance health plan and we paid our portion of the plan costs on a monthly basis to USHG. Amounts paid to the USHG for these health insurance costs were $451 and $602 for the thirteen and twenty-six weeks ended June 25, 2014, respectively. In February 2015, we established our own self-funded health insurance plan for our employees and ceased payments to USHG. The total amount paid to USHG for these health insurance costs for the twenty-six weeks ended July 1, 2015 was $188. No amounts were paid to USHG for health insurance costs for the thirteen weeks ended July 1, 2015. These amounts are included in labor and related expenses and general and administrative expenses on the Condensed Consolidated Statements of Income (Loss). Additionally, our employees are eligible participants under USHG's 401(k) plan. We pay our share of the employer's matching contributions directly to the third-party plan trustee.
Total amounts payable to the USHG as of July 1, 2015 and December 31, 2014 were $11 and $238, respectively, and are included in other current liabilities on the Condensed Consolidated Balance Sheets. Amounts due from USHG for expenses paid by us on behalf of USHG totaled $29 as of July 1, 2015, which is included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. No amounts were due from USHG as of December 31, 2014.
Hudson Yards Sports and Entertainment
In fiscal 2011, we entered into a Master License Agreement (an "MLA") with Hudson Yards Sports and Entertainment LLC ("HYSE"), a subsidiary of USHG and a related party, to operate Shake Shack branded limited menu concession stands in certain sports and entertainment venues within the United States. The agreement expires on December 31, 2027 and includes five consecutive five-year renewal options at HYSE's option. As consideration for these rights, HYSE pays us a license fee based on a percentage of net food sales, as defined in the MLA. HYSE also pays us a percentage of profits on sales of branded beverages, as defined in the MLA. Amounts paid to us by HYSE for the thirteen and twenty-six weeks ended July 1, 2015 were $95 and $95, respectively, and $84 and $84 for the thirteen and twenty-six weeks ended June 25, 2014, respectively. Total amounts due from HYSE as of July 1, 2015 were $40. No amounts were due from HYSE as of December 31, 2014 due to the seasonal nature of the concession stands.
Madison Square Park Conservancy
The Chairman of our Board of Directors is a director of the Madison Square Park Conservancy ("MSP Conservancy"), with which we have a license agreement and pay license fees to operate our Madison Square Park Shack. Amounts paid to Madison Square Park Conservancy as rent amounted to $111 and $111 for the thirteen and twenty-six weeks ended July 1, 2015, respectively, and $186 and $283 for the thirteen and twenty-six weeks ended June 25, 2014, respectively. These amounts are included in occupancy and related expenses on the Condensed Consolidated Statements of Income (Loss). Total amounts due to the MSP Conservancy as of July 1, 2015 were $48. No amounts were due to the MSP Conservancy as of December 31, 2014 as our Madison Square Park Shack was closed for renovations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
This section and other parts of this Quarterly Report on Form 10-Q ("Form 10-Q") contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact, such as expected Shack openings and trends in the Company's operations. Forward-looking statements can also be identified by words such as "aim," "anticipate," "believe," "estimate," "expect," "forecast," "future," "intend," "outlook," "plan," "potential," "predict," "project," "seek," "may," "can," "will," "would," "could," "should," the negatives thereof and other similar expressions. Forward-looking statements are not guarantees of future performance and actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 ("2014 Form 10-K") and Part II, Item 1A of this Form 10-Q. The following discussion should be read in conjunction with our 2014 Form 10-K and the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years and the associated quarters, months and periods of those fiscal years. We undertake no obligation to revise or update any forward-looking statements for any reason, except as required by law.
OVERVIEW
Shake Shack is a modern day "roadside" burger stand serving a classic American menu of premium burgers, hot dogs, crinkle-cut fries, shakes, frozen custard, beer and wine. As of July 1, 2015, there were 71 Shacks in operation, system-wide, of which 37 were domestic company-operated Shacks, five were domestic licensed Shacks and 29 were international licensed Shacks.
Development Highlights
During the quarter, we opened three domestic company-operated Shacks, including our first Shack in Austin, Texas on South Lamar Street, our second location in the Chicago market on the ground floor of the Chicago Athletic Association Hotel and a third Shack in New Jersey at the Village at Bridgewater Commons. In May 2015, we also reopened our flagship Madison Square Park Shack, after being closed since October 2014 to complete a renovation. Additionally, we opened two international licensed Shacks during the quarter, our second Shack in the U.K. in London's Westfield Stratford City shopping center and our third Shack in Moscow, Russia in the Avia Park mall.
Financial Highlights for the Second Quarter 2015

▪	Total revenue increased 74.7% to $48.5 million.

▪	Shack sales increased 77.9% to $46.6 million.

▪	Same-Shack sales increased 12.9%.

▪	Net income was $1.1 million, or $0.08 per diluted share.

▪	Shack-level operating profit*, a non-GAAP measure, increased 110.9% to $14.1 million, or 30.3% of Shack sales.

▪	Adjusted EBITDA*, a non-GAAP measure, increased 136.5% to $11.2 million.

▪	Adjusted pro forma net income*, a non-GAAP measure, increased 209.6% to $3.4 million, or $0.09 per fully exchanged and diluted share.

* Shack-level operating profit, adjusted EBITDA and adjusted pro forma net income are non-GAAP measures. Reconciliations of Shack-level operating profit to operating income (loss), adjusted EBITDA to net income, and adjusted pro forma net income to net income, the most directly comparable financial measures presented in accordance with GAAP, are set forth on pages 25 through 27.
The second quarter of 2015 reflected the continuation of many of the positive trends we experienced in the prior quarter, including: (i) menu price increases implemented in September 2014 and January 2015 to offset higher commodity costs, (ii) the continued lift in sales due to the reintroduction of crinkle-cut fries, which we believe had a more significant impact this quarter because at this time last year we were in the latest stage of our phased roll-out and most of our Shacks were on fresh fries, (iii) positive shifts in sales mix from our limited-time offering of the Shackmeister Burger, (iv) the extraordinary amount of press surrounding our IPO and (v) the temporary closure of our Madison Square Park Shack, which may have provided a lift to our other Manhattan Shacks. Shack-level operating profit margins increased to 30.3% driven by these positive factors and improved leverage on fixed costs from the higher Shack sales.
Net income was $1.1 million, or $0.08 per diluted share, for the second quarter of 2015, compared to net income of $1.9 million, or $0.06 per diluted share, for the same period last year. On an adjusted pro forma basis, which excludes certain non-recurring items and assumes that all outstanding LLC Interests were exchanged for shares of Class A common stock as of the beginning of the period, we would have recognized net income of $3.4 million, or $0.09 per fully exchanged and diluted share, for the second quarter of 2015 compared to $1.1 million, or $0.03 per fully exchanged and diluted share for the the second quarter of 2014, an increase of 209.6%.
We remain committed to executing our key growth strategies of opening new domestic company-operated Shacks, capitalizing on our outsized brand awareness, growing same-Shack sales and opportunistically increasing our licensed Shacks abroad. We continue to identify favorable development opportunities and are confident that we will now open 12 new domestic company-operated Shacks in 2015. We are on track to hit our 2015 growth target of five international licensed Shacks and are well on our way towards building a strong pipeline for 2016 and beyond.
RESULTS OF OPERATIONS
The following table summarizes our results of operations for the thirteen and twenty-six weeks ended July 1, 2015 and June 25, 2014:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 1, 2015		June 25, 2014		July 1, 2015		June 25, 2014
Shack sales	$46,583	96.1%	$26,183	94.4%	$82,630	95.8%	$48,823	94.0%
Licensing revenue	1,867	3.9%	1,554	5.6%	3,628	4.2%	3,110	6.0%
TOTAL REVENUE	48,450	100.0%	27,737	100.0%	86,258	100.0%	51,933	100.0%
Shack-level operating expenses(1):
Food and paper costs	13,717	29.4%	7,995	30.5%	24,721	29.9%	14,908	30.5%
Labor and related expenses	11,168	24.0%	6,684	25.5%	20,269	24.5%	12,937	26.5%
Other operating expenses	3,723	8.0%	2,585	9.9%	7,203	8.7%	4,961	10.2%
Occupancy and related expenses	3,859	8.3%	2,226	8.5%	7,042	8.5%	4,119	8.4%
General and administrative expenses	6,052	12.5%	3,629	13.1%	24,437	28.3%	6,992	13.5%
Depreciation expense	2,447	5.1%	1,334	4.8%	4,638	5.4%	2,565	4.9%
Pre-opening costs	1,240	2.6%	1,129	4.1%	2,653	3.1%	2,062	4.0%
Loss on disposal of property and equipment	—	—%	13	—%	—	—%	18	—%
TOTAL EXPENSES	42,206	87.1%	25,595	92.3%	90,963	105.5%	48,562	93.5%
OPERATING INCOME (LOSS)	6,244	12.9%	2,142	7.7%	(4,705)	(5.5)%	3,371	6.5%
Interest expense	84	0.2%	56	0.2%	162	0.2%	91	0.2%
INCOME (LOSS) BEFORE INCOME TAXES	6,160	12.7%	2,086	7.5%	(4,867)	(5.6)%	3,280	6.3%
Income tax expense	1,015	2.1%	137	0.5%	1,248	1.4%	239	0.5%
NET INCOME (LOSS)	5,145	10.6%	1,949	7.0%	(6,115)	(7.1)%	3,041	5.9%
Less: net income attributable to non-controlling interests	4,027	8.3%	—	—%	5,435	6.3%	—	—%
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$1,118	2.3%	$1,949	7.0%	$(11,550)	(13.4)%	$3,041	5.9%

(1)	As a percentage of Shack sales.
Shack Sales
Shack sales represent the aggregate sales of food and beverages in domestic company-operated Shacks. Shack sales in any period are directly influenced by the number of operating weeks in such period, the number of open Shacks and same-Shack sales. Same-Shack sales means, for any reporting period, sales for the comparable Shack base, which we define as the number of domestic company-operated Shacks open for 24 months or longer. For fiscal 2015, same-Shack sales growth is calculated on a calendar basis as we believe it more accurately reflects the performance of our business as it eliminates the impact of the extra operating week in fiscal 2014 and compares consistent calendar weeks.
Shack sales were $46.6 million for the thirteen weeks ended July 1, 2015 compared to $26.2 million for the thirteen weeks ended June 25, 2014, an increase of $20.4 million or 77.9%. The growth in Shack sales was primarily driven by the opening of 14 new domestic company-operated Shacks between June 25, 2014 and July 1, 2015, as well as same-Shack sales growth of $2.5 million, or 12.9%. The increase in same-Shack sales is primarily due to an increase in the average check of 8.6% and increased guest traffic of 4.3%. For purposes of calculating same-Shack sales growth, Shack sales for 16 Shacks were included in the comparable Shack base.

Shack sales were $82.6 million for the twenty-six weeks ended July 1, 2015 compared to $48.8 million for the twenty-six weeks ended June 25, 2014, an increase of $33.8 million or 69.2%. The increase is primarily due to the opening of 14 new domestic company-operated Shacks between June 25, 2014 and July 1, 2015, as well as same-Shack sales growth of $4.1 million, or 12.4%. The increase in same-Shack sales is primarily due to an increase in the average check of 9.0% and increased guest traffic of 3.4%. For purposes of calculating same-Shack sales growth, Shack sales for 16 Shacks were included in the comparable Shack base.

Licensing Revenue
Licensing revenue is comprised of license fees and territory fees. License fees are calculated as a percentage of sales and territory fees are payments for the exclusive right to develop Shacks in a specific geographic area.
Licensing revenue was $1.9 million for the thirteen weeks ended July 1, 2015 compared to $1.6 million for the thirteen weeks ended June 25, 2014, an increase of $0.3 million or 20.1%. Licensing revenue was $3.6 million for the twenty-six weeks ended July 1, 2015 compared to $3.1 million twenty-six weeks ended June 25, 2014, an increase of $0.5 million or 16.7%. The increases for the thirteen and twenty-six week periods were primarily driven by the opening of eight international licensed Shacks and one domestic licensed Shack between June 25, 2014 and July 1, 2015.
Food and Paper Costs
Food and paper costs include the direct costs associated with food, beverage and packaging of our menu items. The components of food and paper costs are variable by nature, changing with sales volume, and are impacted by menu mix and fluctuations in commodity costs.
Food and paper costs were $13.7 million for the thirteen weeks ended July 1, 2015 compared to $8.0 million for the thirteen weeks ended June 25, 2014, an increase of $5.7 million or 71.6%. Food and paper costs were $24.7 million for the twenty-six weeks ended July 1, 2015 compared to $14.9 million twenty-six weeks ended June 25, 2014, an increase of $9.8 million or 65.8%. The increases for the thirteen and twenty-six week periods were primarily due to the opening of 14 new domestic company-operated Shacks between June 25, 2014 and July 1, 2015.
As a percentage of Shack sales, food and paper costs decreased to 29.4% and 29.9% for the thirteen and twenty-six weeks ended July 1, 2015, respectively, from 30.5% and 30.5% for the thirteen and twenty-six weeks ended June 25, 2014, respectively. These decreases for the thirteen and twenty-six week periods were primarily the result the menu price increases implemented in September 2014 and January 2015 and lower costs in certain ingredients such as dairy, which were partially offset by higher beef costs.
Labor and Related Expenses
Labor and related expenses include domestic company-operated Shack-level hourly and management wages, bonuses, payroll taxes, workers' compensation expense and medical benefits. As with other variable expense items, we expect labor costs to grow as we open more domestic company-operated Shacks. Other factors that influence labor costs include minimum wage and payroll tax legislation, health care costs and the performance of our domestic company-operated Shacks.
Labor and related expenses were $11.2 million for the thirteen weeks ended July 1, 2015 compared to $6.7 million for the thirteen weeks ended June 25, 2014, an increase of $4.5 million or 67.1%. Labor and related expenses were $20.3 million for the twenty-six weeks ended July 1, 2015 compared to $12.9 million for the twenty-six weeks ended June 25, 2014, an increase of $7.4 million or 56.7%. These increases for the thirteen and twenty-six week periods were primarily due to the opening of 14 new domestic company-operated Shacks between June 25, 2014 and July 1, 2015.
As a percentage of Shack sales, labor and related expenses decreased to 24.0% and 24.5% for the thirteen and twenty-six weeks ended July 1, 2015, respectively, compared to 25.5% and 26.5% for the thirteen and twenty-six weeks ended June 25, 2014, respectively. The decreases for the thirteen and twenty-six week periods were primarily due to the benefit from higher Shack sales and the reduced labor requirements from the return of crinkle-cut fries.
Other Operating Expenses
Other operating expenses consist of Shack-level marketing expenses, utilities and other operating expenses incidental to operating our domestic company-operated Shacks, such as non-perishable supplies, credit card fees, property insurance and the cost of repairs and maintenance.
Other operating expenses were $3.7 million for the thirteen weeks ended July 1, 2015 compared to $2.6 million for the thirteen weeks ended June 25, 2014, an increase of $1.1 million or 44.0%. Other operating expenses were $7.2 million for the twenty-six weeks ended July 1, 2015 compared to $5.0 million for the twenty-six weeks ended June 25, 2014, an increase of $2.2 million or 45.2%. The increases for the thirteen and twenty-six week periods were primarily due to the opening of 14 new domestic company-operated Shacks between June 25, 2014 and July 1, 2015.
As a percentage of Shack sales, other operating expenses decreased to 8.0% and 8.7% for the thirteen and twenty-six weeks ended July 1, 2015, respectively, compared to 9.9% and 10.2% for the thirteen and twenty-six weeks ended June 25, 2014, respectively. The decrease was due to the benefit from higher Shack sales and the impact of fixed operating expenses on the higher sales levels.
Occupancy and Related Expenses
Occupancy and related expenses consist of Shack-level occupancy expenses including rent, common area expenses, real estate taxes and certain other local taxes. Occupancy costs incurred prior to the opening of a domestic company-operated Shack are recorded separately and included in pre-opening costs.

Occupancy and related expenses were $3.9 million for the thirteen weeks ended July 1, 2015 compared to $2.2 million for the thirteen weeks ended June 25, 2014, an increase of $1.7 million or 73.4%. Occupancy and related expenses were $7.0 million for the twenty-six weeks ended July 1, 2015 compared to $4.1 million or the twenty-six weeks ended June 25, 2014, an increase of $2.9 million or 71.0%. The increases for the thirteen and twenty-six week periods were primarily due to the opening of 14 new domestic company-operated Shacks between June 25, 2014 and July 1, 2015.
As a percentage of Shack sales, occupancy and related expenses decreased to 8.3% for the thirteen weeks ended July 1, 2015 compared to 8.5% for the thirteen weeks ended June 25, 2014, primarily due to increased Shack sales levels relative to fixed base rent and other occupancy expenses. As a percentage of Shack sales, occupancy and related expenses increased to 8.5% for the twenty-six weeks ended July 1, 2015 compared to 8.4% for the twenty-six weeks ended June 25, 2014, primarily due to increased contingent rent and real estate taxes which were partially offset by the increased Shack sales levels relative to fixed base rent.
General and Administrative Expenses
General and administrative expenses consist of costs associated with corporate and administrative functions that support Shack development and operations, as well as equity-based compensation expense.
General and administrative expenses were $6.1 million for the thirteen weeks ended July 1, 2015 compared to $3.6 million for the thirteen weeks ended June 25, 2014, an increase of $2.5 million or 66.8%. The increase was primarily driven by incremental stock-based compensation expense related to the stock options granted in connection with our IPO, increased costs associated with becoming a public company, higher payroll expenses related to new home office personnel hired to support future growth and expenses associated with our annual leadership retreat which occurred in the first quarter of the prior year. These increases were partially offset by the elimination of the management fees paid to USHG. As a percentage of total revenue, general and administrative expenses decreased to 12.5% for the thirteen weeks ended July 1, 2015 from 13.1% for the thirteen weeks ended June 25, 2014. This decrease was primarily due to the increased levels of Shack sales.
General and administrative expenses were $24.4 million for the twenty-six weeks ended July 1, 2015 compared to $7.0 million for the twenty-six weeks ended June 25, 2014, an increase of $17.4 million or 249.5%. As a percentage of total revenue, general and administrative expenses increased to 28.3% for the twenty-six weeks ended July 1, 2015 compared to 13.5% for the twenty-six weeks ended June 25, 2014. This increase was primarily due to $12.8 million of non-recurring compensation expenses incurred in connection with the vesting of equity awards upon consummation of our IPO, $0.6 million of incremental IPO-related expenses, incremental stock-based compensation expense related to the stock options granted in connection with our IPO, increased costs associated with becoming a public company and higher payroll expenses from increased headcount at our home office. These were partially offset by the elimination of the management fees paid to USHG.
Depreciation Expense
Depreciation expense consists of the depreciation of fixed assets, including leasehold improvements, equipment, furniture and fixtures and computer equipment and software.
Depreciation expense was $2.4 million for the thirteen weeks ended July 1, 2015 compared to $1.3 million for the thirteen weeks ended June 25, 2014, an increase of $1.1 million or 83.4%. Depreciation expense was $4.6 million for the twenty-six weeks ended July 1, 2015 compared to $2.6 million for the twenty-six weeks ended June 25, 2014, an increase of $2.0 million or 80.8%. The increases for the thirteen and twenty-six week periods were due primarily to depreciation of capital expenditures related to the opening of 14 new domestic company-operated Shacks between June 25, 2014 and July 1, 2015.
As a percentage of total revenue, depreciation expense increased to 5.1% and 5.4% for the thirteen and twenty-six weeks ended July 1, 2015, respectively, compared to 4.8% and 4.9% for the thirteen and twenty-six weeks ended June 25, 2014, respectively, due to the introduction of more target-volume Shacks, which have lower sales volumes than our current company-wide average sales volume despite similar build-out costs.
Pre-Opening Costs
Pre-opening costs consist primarily of legal fees, rent, managers' salaries, training costs, employee payroll and related expenses, costs to relocate and compensate Shack management teams prior to an opening and wages, travel and lodging costs for our opening training team and other supporting team members. All such costs incurred prior to the opening of a domestic company-operated Shack are expensed in the period in which the expense was incurred. Pre-opening costs can fluctuate significantly from period to period, based on the number and timing of domestic company-operated Shack openings and the specific pre-opening costs incurred for each domestic company-operated Shack. Additionally, domestic company-operated Shack openings in new geographic market areas will initially experience higher pre-opening costs than our established geographic market areas.
Pre-opening costs were $1.2 million for the thirteen weeks ended July 1, 2015, compared to $1.1 million for the thirteen weeks ended June 25, 2014, an increase of $0.1 million or 9.8%. Pre-opening costs were $2.7 million for the twenty-six weeks ended July 1, 2015 compared to $2.1 million for the twenty-six weeks ended June 25, 2014, an increase of $0.6 million or 28.7%. The increases for the thirteen and twenty-six week periods were due to the timing and total number of new domestic company-operated Shacks expected to open.

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
Income Tax Expense
Income tax expense was $1.0 million for the thirteen weeks ended July 1, 2015 compared to $0.1 million for the thirteen weeks ended June 25, 2014. Our effective income tax rate increased to 16.5% for the thirteen weeks ended July 1, 2015 from 6.6% for the thirteen weeks ended June 25, 2014.
Income tax expense was $1.2 million for the twenty-six weeks ended July 1, 2015 compared to $0.2 million for the twenty-six weeks ended June 25, 2014. Our effective income tax rate decreased to (25.6)% for the twenty-six weeks ended July 1, 2015 from 7.3% for the twenty-six weeks ended June 25, 2014.
As a result of the IPO and Organizational Transactions, we became the sole managing member of SSE Holdings, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, SSE Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by SSE Holdings is passed through to and included in the taxable income or loss of its members, including us, on a pro rata basis. We are subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income generated by SSE Holdings subsequent to the Organizational Transactions. As the majority of the consolidated pre-tax net loss for the twenty-six weeks ended July 1, 2015 was generated in the period prior to the Organizational Transactions, we are not entitled to any tax benefits related to those losses. We recognized tax expense on our allocable share of the pre-tax income subsequent to the Organizational Transactions, which results in a negative effective tax rate when compared to our consolidated pre-tax loss for the twenty-six weeks ended July 1, 2015. For the thirteen and twenty-six weeks ended June 25, 2014, the reported income tax expense reflects that of SSE Holdings and relates solely to foreign withholding taxes and certain LLC entity-level taxes.

Shack-Level Operating Profit (Non-GAAP Financial Measure)
Shack-level operating profit and Shack-level operating profit margin are not required by, or presented in accordance with, GAAP. Shack-level operating profit is a supplemental measure of operating performance and our calculations thereof may not be comparable to similar measures reported by other companies. Shack-level operating profit margin has limitations as an analytical tool and should not be considered as a substitute for analysis of our results as reported under GAAP. We believe that Shack-level operating profit and Shack-level operating profit margin, when used in conjunction with GAAP financial measures, provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to key metrics used by us in our financial and operational decision making. Shack-level operating profit and Shack-level operating profit margin are important measures we use to evaluate the performance and profitability of each Shack, individually and in the aggregate. A reconciliation of Shack-level operating profit to operating income (loss), the most directly comparable GAAP measure, is set forth below.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2015	June 25, 2014	July 1, 2015	June 25, 2014
Shack-level operating profit [A]	$14,116	$6,693	$23,395	$11,898
Add:
Licensing revenue	1,867	1,554	3,628	3,110
Less:
General and administrative expenses	6,052	3,629	24,437	6,992
Depreciation expense	2,447	1,334	4,638	2,565
Pre-opening costs	1,240	1,129	2,653	2,062
Loss on disposal of property and equipment	—	13	—	18
Operating income (loss)	$6,244	$2,142	$(4,705)	$3,371

Total revenue	$48,450	$27,737	$86,258	$51,933
Less: licensing revenue	1,867	1,554	3,628	3,110
Shack sales [B]	$46,583	$26,183	$82,630	$48,823

Shack-level operating profit margin [A / B]	30.3%	25.6%	28.3%	24.4%

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2015	June 25, 2014	July 1, 2015	June 25, 2014
Net income (loss)	$5,145	$1,949	$(6,115)	$3,041
Depreciation expense	2,447	1,334	4,638	2,565
Interest expense, net	84	56	162	91
Income tax expense	1,015	137	1,248	239
EBITDA	8,691	3,476	(67)	5,936

Equity-based compensation(1)	1,178	42	1,970	83
Deferred compensation(2)	—	22	—	43
Pre-opening costs(3)	927	497	1,882	1,221
Deferred rent(4)	413	694	969	1,010
Loss on disposal of property and equipment(5)	—	13	—	18
Non-recurring compensation expenses related to the IPO(6)	—	—	12,818	—
IPO-related expenses(7)	—	—	635	—
Other non-cash items(8)	—	(5)	—	36
ADJUSTED EBITDA	$11,209	$4,739	$18,207	$8,347

(1)	Represents non-cash equity-based compensation expense. For the thirteen and twenty-six weeks ended July 1, 2015, amounts relate solely to stock options granted in connection with the IPO.

(2)	Represents amounts accrued under a bonus agreement we entered into with an executive pursuant to which we agreed to a pay a bonus in a future period.

(3)	Non-capital expenditures associated with opening new Shacks exclusive of deferred rent incurred prior to opening.

(4)	Reflects the extent to which our rent expense is greater than or less than our cash rent payments.

(5)	Includes the loss on disposal of property and equipment in the ordinary course of business.

(6)
Non-recurring compensation expense incurred in connection with the IPO, including expense recognized in settlement of outstanding awards under the UAR Plan, the related employer payroll taxes and the accelerated vesting of outstanding restricted Class B units.

(7)	Costs incurred in connection with our IPO, including legal, accounting and other related expenses.

(8)	For periods presented, represents non-cash charges related to certain employee benefits.

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
Adjusted pro forma net income and adjusted pro forma earnings per fully exchanged and diluted share are supplemental measures of operating performance that do not represent and should not be considered alternatives to net income and earnings per share, as determined by GAAP. We believe adjusted pro forma net income and adjusted pro forma earnings per fully exchanged and diluted share supplement GAAP measures and enable us to more effectively evaluate our performance period-over-period and relative to our competitors. A reconciliation of adjusted pro forma net income to net income, the most directly comparable GAAP measure, and the computation of adjusted pro forma earnings per fully exchanged and diluted share are set forth below.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2015	June 25, 2014	July 1, 2015	June 25, 2014
Numerator:
Net income (loss) attributable to Shake Shack Inc.	$1,118	$1,949	$(11,550)	$3,041
Adjustments:
Reallocation of net income attributable to non-controlling interests from the assumed exchange of LLC Interests(1)	4,027	—	5,435	—
Non-recurring compensation expenses incurred in connection with the IPO(2)	—	—	12,818	—
IPO-related expenses(3)	—	—	635	—
Income tax expense(4)	(1,696)	(835)	(2,579)	(1,279)
Adjusted pro forma net income	$3,449	$1,114	$4,759	$1,762

Denominator:
Weighted-average shares of Class A common stock outstanding—diluted	13,339	30,127	12,006	30,126
Adjustments:
Assumed exchange of LLC Interests for shares of Class A common stock(1)	24,192	—	24,192	—
Assumed issuance of shares in connection with the IPO and settlement of UARs(5)	—	6,089	—	6,089
Dilutive effect of stock options	—	—	1,093	—
Adjusted pro forma fully exchanged weighted-average shares of Class A common stock outstanding—diluted	37,531	36,216	37,291	36,215

Adjusted pro forma earnings per fully exchanged share—diluted	$0.09	$0.03	$0.13	$0.05

(1)
Assumes the exchange of all outstanding LLC Interests for shares of Class A common stock, resulting in the elimination of the non-controlling interests and recognition of the net income attributable to non-controlling interests.

(2)
Non-recurring compensation expense incurred in connection with the IPO. Includes expense recognized in settlement of outstanding awards under the UAR Plan, the related employer payroll taxes and the accelerated vesting of outstanding restricted Class B units.

(3)	Costs incurred in connection with our IPO, including legal, accounting and other related expenses.

(4)
Represents the tax effect of the aforementioned adjustments and pro forma adjustments to reflect corporate income taxes at assumed effective tax rates of 44.0% and 44.6% for the thirteen and twenty-six weeks ended July 1, 2015, respectively, and 46.6% and 46.3% for the and thirteen and twenty-six weeks ended June 25, 2014, respectively. Amounts include provisions for U.S. federal income taxes, certain LLC entity-level taxes and foreign withholding taxes, assuming the highest statutory rates apportioned to each applicable state, local and foreign jurisdiction.

(5)
Adjustment to give effect to (i) 5,750,000 shares issued to investors in our IPO and (ii) 339,306 shares issued to participants of the UAR Plan, both of which were not retrospectively applied in the computations of earnings per share for the thirteen and twenty-six weeks ended June 25, 2014.

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Our primary sources of liquidity are cash from operations, cash on hand, and availability under our Revolving Credit Facility. As of July 1, 2015, we maintained a cash balance of $64.9 million and had $19.9 million of availability under our Revolving Credit Facility.
Our primary requirements for liquidity are to fund our working capital needs, operating lease obligations, capital expenditures and general corporate needs. Our requirements for working capital are not significant because our guests pay for their food and beverage purchases in cash or on debit or credit cards at the time of the sale and we are able to sell many of our inventory items before payment is due to the supplier of such items. Our ongoing capital expenditures are principally related to opening new Shacks, existing Shack capital investments (both for remodels and maintenance), as well as investments in our corporate infrastructure. In addition, we are obligated to make payments under the Tax Receivable Agreement. Although the actual timing and amount of any payments that may be made under the Tax Receivable Agreement will vary, we expect that the payments that we will be required to make to the Continuing SSE Equity Owners will be significant. Any payments made by us to Continuing SSE Equity Owners under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us or to SSE Holdings and, to the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us.
We believe that cash provided by operating activities, cash on hand and availability under the Revolving Credit Facility will be sufficient to fund our operating lease obligations, capital expenditures and working capital needs for at least the next 12 months and the foreseeable future.
Summary of Cash Flows
The following table presents a summary of our cash flows from operating, investing and financing activities.

	Twenty-Six Weeks Ended
	July 1, 2015	June 25, 2014
Net cash provided by operating activities	$17,632	$8,234
Net cash used in investing activities	(16,929)	(11,351)
Net cash provided by (used in) financing activities	61,539	(4,116)
Increase (decrease) in cash	62,242	(7,233)
Cash at beginning of period	2,677	13,076
Cash at end of period	$64,919	$5,843

Operating Activities
For the twenty-six weeks ended July 1, 2015 net cash provided by operating activities was $17.6 million compared to $8.2 million for the twenty-six weeks ended June 25, 2014, an increase of $9.4 million. This increase was primarily driven by the opening of 14 new domestic company-operated Shacks.
Investing Activities
For the twenty-six weeks ended July 1, 2015 net cash used in investing activities was $16.9 million compared to $11.4 million for the twenty-six weeks ended June 25, 2014, an increase of $5.5 million. This increase was due to an increase in capital expenditures to construct new domestic company-operated Shacks in such period compared to the same period in fiscal 2014.
Financing Activities
For the twenty-six weeks ended July 1, 2015, net cash provided by financing activities was $61.5 million compared to net cash used in financing activities of $4.1 million for the twenty-six weeks ended June 25, 2014, an increase of $65.6 million. This increase is primarily due to $109.4 million of net proceeds received from the IPO and $4.0 million of borrowings under the Revolving Credit Facility, offset by $36.0 million in payments on the Revolving Credit Facility, an increase in member distributions of $7.3 million and payments of employee withholding taxes of $4.6 million related to net settled equity awards.
Revolving Credit Facility
In January 2015, we executed a Third Amended and Restated Credit Agreement, which became effective in February 2015 (together with the prior agreements and amendments, the "Revolving Credit Facility"), which provides for a revolving total commitment amount of $50.0 million, of which $20.0 million is available immediately. The Revolving Credit Facility will mature and all amounts outstanding will be due and payable five years from the effective date. The Revolving Credit Facility permits the issuance of letters of credit upon our request of up to $10.0 million. Borrowings under the Revolving Credit Facility bear interest at either: (i) LIBOR plus a percentage ranging from 2.5% to 3.5% or (ii) the prime rate plus a percentage ranging from 0.0% to 1.0%, depending on the type of borrowing made under the Revolving Credit Facility. As of December 31, 2014, amounts outstanding under the Revolving Credit Facility totaled $32.0 million, and were classified as short-term borrowings on the Condensed Consolidated Balance Sheets. During the twenty-six weeks ended July 1, 2015, we borrowed an additional $4.0 million in principal under the Revolving Credit Facility. In February 2015, we repaid the entire outstanding balance of $36.0 million using a portion of the proceeds we received from our IPO and as of July 1, 2015, there were no amounts outstanding under the Revolving Credit Facility. We had $19.9 million of availability as of July 1, 2015, after giving effect to $0.1 million in outstanding letters of credit.
The Revolving Credit Facility is secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' wholly-owned domestic subsidiaries (with certain exceptions).
The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability to, subject to specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; pay dividends or make distributions; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the Revolving Credit Facility contains certain cross-default provisions. We are required to maintain a specified consolidated fixed-charge coverage ratio and a specified funded net debt to adjusted EBITDA ratio, both as defined under the Revolving Credit Facility. As of July 1, 2015, we were in compliance with all covenants.
CONTRACTUAL OBLIGATIONS
There have been no material changes to the contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, other than those made in the ordinary course of business.
OFF-BALANCE SHEET ARRANGEMENTS
There has been no material change in our off-balance sheet arrangements discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
CRITICAL ACCOUNTING POLICIES
Our discussion and analysis of our consolidated financial condition and results of operations is based upon the accompanying condensed consolidated financial statements and notes thereto, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of the condensed consolidated financial statements requires us to make estimates, judgments and assumptions, which we believe to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Variances in the estimates or assumptions used to actual experience could yield materially different accounting results. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances. There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Recently Issued Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"). Under ASU 2015-11 entities should measure inventory that is not measured using last-in, first-out (LIFO) or the retail inventory method, including inventory that is measured using first-in, first-out (FIFO) or average cost, at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 and is to be applied prospectively. The adoption of ASU 2015-11 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.
In April 2015, the FASB issued Accounting Standards Update No. 2015-05, Customers' Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"). ASU 2015-05 provides guidance in evaluating whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for as an acquisition of a software license. If the arrangement does not contain a software license, it should be accounted for as a service contract. ASU 2015-05 is effective for reporting periods beginning after December 15, 2015 and may be adopted either retrospectively or prospectively. We are currently evaluating the impact ASU 2015-05 will have on our consolidated financial statements.
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
Item 4. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes to our internal control over financial reporting that occurred during the quarter ended July 1, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
The information required by this Item is incorporated by reference to Part I, Item 1, Note 13: Commitments and Contingencies—Legal Contingencies.
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
The $11.1 million additional distribution paid by SSE Holdings to certain of the Original SSE Equity Owners include direct payments to certain directors, executive officers and beneficial owners of 10% or more of our common stock.
There has been no material change in the use of proceeds as described in the final prospectus filed with the SEC on January 30, 2015.
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

Shake Shack Inc.
(Registrant)

Date: August 10, 2015	By:	/s/ Randy Garutti
Randy Garutti
Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: August 10, 2015	By:	/s/ Jeff Uttz
Jeff Uttz
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)