Form 10-Q
period 2015-09-30
Shake Shack Inc.
filed 2015-11-06
CIK 1620533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of October 30, 2015, there were 15,213,420 shares of Class A common stock outstanding and 21,036,580 shares of Class B common stock outstanding.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
SHAKE SHACK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets
Cash	$69,821	$2,677
Accounts receivable	3,135	3,278
Inventories	607	529
Prepaid expenses and other current assets	2,243	1,441
Deferred income taxes	20	20
Total current assets	75,826	7,945
Property and equipment, net	87,977	70,124
Deferred income taxes, net	107,565	141
Other assets	3,414	4,752
TOTAL ASSETS	$274,782	$82,962

LIABILITIES AND STOCKHOLDERS' / MEMBERS' EQUITY
Current liabilities
Short-term borrowings	$—	$32,000
Accounts payable	5,336	6,440
Accrued expenses	6,471	5,578
Accrued wages and related liabilities	4,752	2,410
Other current liabilities	3,401	1,749
Total current liabilities	19,960	48,177
Notes payable	313	313
Deferred rent	21,317	17,853
Liability under tax receivable agreement	91,311	—
Other long-term liabilities	3,754	4,019
Total liabilities	136,655	70,362
Commitments and contingencies
Stockholders' / members' equity
Members' equity	—	12,600
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of September 30, 2015	—	—
Common stock, $0.01 par value—100 shares authorized; none issued and outstanding as of December 31, 2014	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 15,213,420 shares issued and outstanding as of September 30, 2015	15	—
Class B common stock, $0.001 par value—35,000,000 shares authorized; 21,036,580 shares issued and outstanding as of September 30, 2015	21	—
Additional paid-in capital	129,584	—
Retained earnings	1,749	—
Total stockholders' equity attributable to Shake Shack Inc. / members' equity	131,369	12,600
Non-controlling interests	6,758	—
Total equity	138,127	12,600
TOTAL LIABILITIES AND STOCKHOLDERS' / MEMBERS' EQUITY	$274,782	$82,962

See Notes to Condensed Consolidated Financial Statements.

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2015	September 24, 2014	September 30, 2015	September 24, 2014
Shack sales	$51,275	$30,165	$133,905	$78,988
Licensing revenue	1,998	1,660	5,626	4,770
TOTAL REVENUE	53,273	31,825	139,531	83,758
Shack-level operating expenses:
Food and paper costs	14,929	9,340	39,650	24,248
Labor and related expenses	12,176	7,668	32,445	20,605
Other operating expenses	4,376	2,905	11,579	7,866
Occupancy and related expenses	4,206	2,675	11,248	6,794
General and administrative expenses	5,728	5,200	30,165	12,192
Depreciation expense	2,636	1,502	7,274	4,067
Pre-opening costs	1,401	1,766	4,054	3,828
Loss on disposal of property and equipment	17	10	17	28
TOTAL EXPENSES	45,469	31,066	136,432	79,628
OPERATING INCOME	7,804	759	3,099	4,130
Interest expense, net	83	128	245	219
INCOME BEFORE INCOME TAXES	7,721	631	2,854	3,911
Income tax expense	1,528	127	2,776	366
NET INCOME	6,193	504	78	3,545
Less: net income attributable to non-controlling interests	4,665	—	10,100	—
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$1,528	$504	$(10,022)	$3,545

Earnings per share of Class A common stock(1):
Basic	$0.11	$0.02	$(0.80)	$0.12
Diluted	$0.10	$0.02	$(0.80)	$0.12
Weighted-average shares of Class A common stock outstanding(1):
Basic	13,757	29,978	12,590	29,968
Diluted	14,785	30,104	12,590	30,119

Pro forma income tax expense(2)			$1,757
Pro forma net loss attributable to Shake Shack Inc.(2)			$(295)
Pro forma earnings per share of Class A common stock(2)
Basic			$(0.02)
Diluted			$(0.02)

(1)
Amounts for the thirteen and thirty-nine weeks ended September 24, 2014 have been retroactively adjusted to give effect to the recapitalization transactions that occurred in connection with our initial public offering, including the amendment and restatement of the limited liability company agreement of SSE Holdings, LLC to, among other things, (i) provide for a new single class of common membership interests and (ii) exchange all of the then-existing members’ ownership interests for the newly-created membership interests. The computation does not consider the 5,750,000 shares of Class A common stock issued to investors in our initial public offering or the 339,306 shares of Class A common stock issued upon settlement of outstanding unit appreciation rights. See Note 12.

(2)
The pro forma financial information presented has been computed to reflect a benefit from income taxes assuming our initial public offering and related organizational transactions occurred on January 1, 2015. See Note 11.

See Notes to Condensed Consolidated Financial Statements.

SHAKE SHACK INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' AND MEMBERS' EQUITY
(in thousands, except share amounts)
(Unaudited)

	Members' Equity	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Non- Controlling Interest	Total Equity
		Shares	Amount	Shares	Amount
BALANCE, DECEMBER 31, 2014	$12,600	—	$—	—	$—	$—	$—	$—	$12,600
Net loss prior to the Organizational Transactions	(13,049)								(13,049)
Member distributions	(11,125)								(11,125)
Equity-based compensation recognized prior to the Organizational Transactions	7,731								7,731
Issuance of Class A common stock sold in initial public offering, net of offering costs		5,750,000	6			109,356			109,362
Issuance of Class A common stock in settlement of unit appreciation rights		339,306	—						—
Effect of the Organizational Transactions	3,843	5,968,841	6	24,191,853	24	—	(1,278)	(2,565)	30
Net income subsequent to the Organizational Transactions							3,027	10,100	13,127
Equity-based compensation recognized subsequent to the Organizational Transactions						3,142			3,142
Deferred tax adjustment related to tax receivable agreement						16,309			16,309
Redemption of LLC Interests in connection with the secondary offering		3,155,273	3	(3,155,273)	(3)	777		(777)	—
BALANCE, SEPTEMBER 30, 2015	$—	15,213,420	$15	21,036,580	$21	$129,584	$1,749	$6,758	$138,127

See Notes to Condensed Consolidated Financial Statements.

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	September 30, 2015	September 24, 2014
OPERATING ACTIVITIES
Net income	$78	$3,545
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	7,274	4,067
Equity-based compensation	15,509	124
Non-cash interest expense	203	75
Loss on disposal of property and equipment	17	28
Changes in operating assets and liabilities:
Accounts receivable	143	(786)
Inventories	(78)	(26)
Prepaid expenses and other current assets	(802)	(38)
Other assets	1,431	(1,120)
Accounts payable	(240)	(204)
Accrued expenses	1,260	2,067
Accrued wages and related liabilities	2,342	(47)
Other current liabilities	421	(70)
Deferred rent	3,717	3,835
Other long-term liabilities	(332)	(17)
NET CASH PROVIDED BY OPERATING ACTIVITIES	30,943	11,433
INVESTING ACTIVITIES
Purchases of property and equipment	(25,327)	(17,885)
NET CASH USED IN INVESTING ACTIVITIES	(25,327)	(17,885)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	4,000	5,000
Payments on revolving credit facility	(36,000)	—
Deferred financing costs	(103)	(298)
Proceeds from issuance of Class A common stock sold in initial public offering, net of underwriting discounts and offering costs	109,362	—
Proceeds from issuance of Class B common stock	30	—
Member distributions	(11,125)	(5,219)
Employee withholding taxes related to net settled equity awards	(4,636)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	61,528	(517)
INCREASE (DECREASE) IN CASH	67,144	(6,969)
CASH AT BEGINNING OF PERIOD	2,677	13,076
CASH AT END OF PERIOD	$69,821	$6,107

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
We operate and license Shake Shack restaurants ("Shacks"), which serve hamburgers, hot dogs, crinkle-cut fries, shakes, frozen custard, beer, wine and more. As of September 30, 2015, there were 75 Shacks in operation, system-wide, of which 41 were domestic company-operated Shacks, five were domestic licensed Shacks and 29 were international licensed Shacks.
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
Organizational Transactions
In connection with the IPO, we completed the following transactions (the "Organizational Transactions"):

▪
We amended and restated the limited liability company agreement of SSE Holdings ("LLC Agreement") to, among other things, (i) provide for a new single class of common membership interests in SSE Holdings ("LLC Interests"), (ii) exchange all of the membership interests of the then-existing holders of SSE Holdings' membership interests ("Original SSE Equity Owners") for LLC Interests and (iii) appoint Shake Shack as the sole managing member of SSE Holdings. See Note 8.

▪
We amended and restated our certificate of incorporation to, among other things, (i) provide for Class B common stock with voting rights but no economic interests (where "economic interests" means the right to receive any distributions or dividends, whether cash or stock, in connection with common stock) and (ii) issue shares of Class B common stock to the Original SSE Equity Owners on a one-to-one basis with the number of LLC Interests they own. See Note 8.

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

Following the completion of the Organizational Transactions, we owned 33.3% of SSE Holdings. The SSE Holdings members subsequent to the Merger (the "Continuing SSE Equity Owners") owned the remaining 66.7% of SSE Holdings. As a result of the Organizational Transactions, we became the sole managing member of SSE Holdings and, although we have a minority economic interest in SSE Holdings, we have the sole voting power in, and control the management of, SSE Holdings. Accordingly, we consolidated the financial results of SSE Holdings and reported a non-controlling interest in our condensed consolidated financial statements.
As the Organizational Transactions are considered transactions between entities under common control, the financial statements for periods prior to the IPO and Organizational Transactions have been adjusted to combine the previously separate entities for presentation purposes.
Secondary Offering
In August 2015, we completed a secondary offering of 4,000,000 shares of our Class A common stock at a price of $60.00 per share. All of the shares sold in the offering were offered by affiliates of the Former SSE Equity Owners and certain of the Continuing SSE Equity Owners (the "Selling Stockholders"). We did not receive any proceeds from the sale of shares of Class A common stock offered by the Selling Stockholders. The shares sold in the offering consisted of (i) 844,727 existing shares of Class A common stock held by the Former SSE Equity Owners and (ii) 3,155,273 newly-issued shares of Class A common stock issued in connection with the redemption of 3,155,273 LLC Interests by the Continuing SSE Equity Owners that participated in the offering. Simultaneously, and in connection with the redemption, 3,155,273 shares of Class B common stock were surrendered by the Continuing SSE Equity Owners and canceled. Additionally, in connection with the redemption, we received 3,155,273 newly-issued LLC Interests, increasing our total ownership interest in SSE Holdings. Following the completion of the secondary offering, we own 42.0% of SSE Holdings and the Continuing SSE Equity Owners own the remaining 58.0% of SSE Holdings.
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

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share, per unit and per share amounts)
(Unaudited)

Recently Issued Accounting Pronouncements
In August 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements ("ASU 2015-15"), which clarifies the guidance set forth in Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), issued in April 2015. ASU 2015-03 requires that debt issuance costs related to a recognized liability be presented on the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. ASU 2015-15 provides additional guidance regarding debt issuance costs associated with line-of-credit arrangements, stating that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred issuance costs ratably over the term of the line-of-credit arrangement. ASU 2015-03 is effective for reporting periods beginning after December 15, 2015. The adoption of ASU 2015-03 and ASU 2015-15 is not expected to have a material effect our consolidated financial position, results of operations or cash flows.
In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"). Under ASU 2015-11 entities should measure inventory that is not measured using last-in, first-out (LIFO) or the retail inventory method, including inventory that is measured using first-in, first-out (FIFO) or average cost, at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 and is to be applied prospectively. The adoption of ASU 2015-11 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.
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
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes the existing revenue recognition guidance and clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In August 2015, the FASB issued an update to ASU 2014-09 deferring the effective date for public entities, on a retrospective basis, to annual reporting periods beginning after December 15, 2017. Early adoption is permitted, subject to certain conditions. We are currently evaluating the impact ASU 2014-09 will have on our consolidated financial position, results of operations and cash flows.
NOTE 3: FAIR VALUE MEASUREMENTS
The carrying value of our financial instruments, including cash, accounts receivable, accounts payable, and accrued expenses as of September 30, 2015 and December 31, 2014 approximated their fair value due to the short-term nature of these financial instruments. Assets and liabilities that are measured at fair value on a non-recurring basis include our long-lived assets. There were no impairments recognized during the thirteen and thirty-nine weeks ended September 30, 2015 and September 24, 2014.

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share, per unit and per share amounts)
(Unaudited)

NOTE 4: INVENTORIES
Inventories as of September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014
Food	$396	$354
Wine	30	28
Beer	42	33
Beverages	55	42
Retail merchandise	84	72
Inventories	$607	$529
NOTE 5: PROPERTY AND EQUIPMENT, NET
Property and equipment consisted of the following:

	September 30, 2015	December 31, 2014
Leasehold improvements	$76,067	$58,272
Equipment	15,667	12,108
Furniture and fixtures	4,427	3,249
Computer equipment and software	4,825	3,529
Construction in progress	7,562	6,309
	108,548	83,467
Less: accumulated depreciation	(20,571)	(13,343)
Property and equipment, net	$87,977	$70,124
NOTE 6: SUPPLEMENTAL BALANCE SHEET INFORMATION
The components of other current liabilities as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
Sales tax payable	$1,117	$736
Liability under tax receivable agreement	1,105	—
Gift card liability	599	625
Other	580	388
Other current liabilities	$3,401	$1,749

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share, per unit and per share amounts)
(Unaudited)

NOTE 7: DEBT
In January 2015, we executed a Third Amended and Restated Credit Agreement, which became effective on February 4, 2015 (together with the prior agreements and amendments, the "Revolving Credit Facility"), which provides for a revolving total commitment amount of $50,000, of which $20,000 is available immediately. The Revolving Credit Facility will mature and all amounts outstanding will be due and payable five years from the effective date. The Revolving Credit Facility permits the issuance of letters of credit upon our request of up to $10,000. Borrowings under the Revolving Credit Facility bear interest at either: (i) LIBOR plus a percentage ranging from 2.5% to 3.5% or (ii) the prime rate plus a percentage ranging from 0.0% to 1.0%, depending on the type of borrowing made under the Revolving Credit Facility. As of December 31, 2014, amounts outstanding under the Revolving Credit Facility totaled $32,000, and were classified as short-term borrowings on the Condensed Consolidated Balance Sheets. During the thirty-nine weeks ended September 30, 2015, we borrowed an additional $4,000 in principal under the Revolving Credit Facility. In February 2015, we repaid the entire outstanding balance of $36,000 using a portion of the proceeds we received from our IPO and, as of September 30, 2015, there were no amounts outstanding under the Revolving Credit Facility. We had $19,920 of availability as of September 30, 2015, after giving effect to $80 in outstanding letters of credit.
The Revolving Credit Facility is secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' wholly-owned domestic subsidiaries (with certain exceptions).
The Revolving Credit Facility contains a number of covenants that, among other things, limit our ability to, subject to specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; pay dividends or make distributions; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the Revolving Credit Facility contains certain cross-default provisions. We are required to maintain a specified consolidated fixed-charge coverage ratio and a specified funded net debt to adjusted EBITDA ratio, both as defined under the Revolving Credit Facility. As of September 30, 2015, we were in compliance with all covenants.
In March 2013, we entered into a promissory note in the amount of $313 in connection with the purchase of a liquor license. Interest on the outstanding principal balance of this note is due and payable on a monthly basis from the effective date at a rate of 5.0% per year. The entire principal balance and interest is due and payable on the earlier of the maturity date, which is the expiration of the lease in June 2023, or the date of the sale of the license. As of September 30, 2015 and December 31, 2014, the outstanding balance of the promissory note was $313.
NOTE 8: STOCKHOLDERS' EQUITY
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
Holders of our Class A and Class B common stock are entitled to one vote per share and, except as otherwise required, will vote together as a single class on all matters on which stockholders generally are entitled to vote. Holders of our Class B common stock are not entitled to receive dividends and will not be entitled to receive any distributions upon the liquidation, dissolution or winding up of the Company. Shares of Class B common stock may only be issued to the extent necessary to maintain the one-to-one ratio between the number of LLC Interests held by the Continuing SSE Equity Owners and the number of shares of Class B common stock held by the Continuing SSE Equity Owners. Shares of Class B common stock are transferable only together with an equal number of LLC Interests. Shares of Class B common stock will be canceled on a one-for-one basis upon the redemption or exchange any of the outstanding LLC Interests.
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
Secondary Offering
As described in Note 1, in August 2015, we completed a secondary offering of 4,000,000 shares of our Class A common stock at a price of $60.00 per share. All of the shares sold in the offering were offered by the Selling Stockholders. We did not receive any proceeds from the sale of shares of Class A common stock offered by the Selling Stockholders. The shares sold in the offering consisted of (i) 844,727 existing of existing Class A common stock and (ii) 3,155,273 newly-issued shares of Class A common stock issued in connection with the redemption 3,155,273 LLC Interests. Simultaneously, and in connection with the secondary offering, 3,155,273 shares of Class B common stock were surrendered and canceled. Following the completion of the secondary offering, 15,213,420 shares of Class A common stock and 21,036,580 shares of Class B common stock were outstanding.
SSE Holdings Recapitalization
As described in Note 1, on February 4, 2015, we amended the SSE Holdings LLC Agreement to, among other things, (i) provide for a new single class of common membership interests in SSE Holdings, the LLC Interests, and (ii) exchange all of the then-existing membership interests of the Original SSE Equity Owners for LLC Interests.
The LLC Agreement also provides that holders of LLC Interests may, from time to time, require SSE Holdings to redeem all or a portion of their LLC Interests for newly-issued shares of Class A common stock on a one-for-one basis. Upon receipt of a redemption request, we may, instead, elect to effect a direct exchange of LLC Interests directly with the holder. Additionally, we may elect to settle any such redemption or exchange in shares of Class A common stock or in cash. In the event of cash settlement, we would issue new shares of Class A common stock and use the proceeds from the sale of these newly-issued shares of Class A common stock to fund the cash settlement, which, in effect, limits the amount of the cash payment to the redeeming member. In connection with any redemption or exchange, we will receive a corresponding number of LLC Interests, increasing our total ownership interest in SSE Holdings. Additionally, an equivalent number of shares of Class B common stock will be surrendered and canceled.
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
NOTE 9: NON-CONTROLLING INTERESTS
On February 4, 2015, we used the net proceeds from our IPO to purchase 5,750,000 newly-issued LLC Interests. Additionally, in connection with the Organizational Transactions, we acquired 5,968,841 LLC Interests. Pursuant to the LLC Agreement, we received 339,306 LLC Interests as a result of the issuance of 339,306 shares of Class A common stock in settlement of the outstanding UARs.
In August 2015, in connection with the secondary offering, 3,155,273 LLC Interests were redeemed by the Selling Stockholders for newly-issued shares of Class A common stock and we received 3,155,273 newly-issued LLC Interests, increasing our total ownership interest in SSE Holdings.

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share, per unit and per share amounts)
(Unaudited)

As of September 30, 2015, there were 36,250,000 LLC Interests outstanding, of which we owned 15,213,420 LLC Interests, representing a 42.0% ownership interest in SSE Holdings.
The following table summarizes the effects of changes in ownership in SSE Holdings on our equity:

	September 30, 2015
	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
Net income (loss) attributable to Shake Shack Inc.	$1,528	$(10,022)
Transfers to non-controlling interests
Decrease in retained earnings as a result of the Organizational Transactions	—	(1,278)
Increase in additional paid-in capital as a result of the redemption of LLC Interests	777	777
Change from net income (loss) attributable to Shake Shack Inc. and transfers to non-controlling interest	$2,305	$(10,523)
NOTE 10: EQUITY-BASED COMPENSATION
A summary of equity-based compensation expense recognized during the thirteen and thirty-nine weeks ended September 30, 2015 and September 24, 2014 is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2015	September 24, 2014	September 30, 2015	September 24, 2014
Unit appreciation rights	$—	$—	$11,762	$—
Restricted Class B units	—	41	605	124
Stock options	1,172	—	3,142	—
Equity-based compensation expense	$1,172	$41	$15,509	$124
Amounts are included in general and administrative expense on the Condensed Consolidated Statements of Income (Loss). No income tax benefits were recognized related to equity-based compensation during the thirteen and thirty-nine weeks ended September 30, 2015 and September 24, 2014.
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

A summary of UAR activity for the thirty-nine weeks ended September 30, 2015 is as follows:

	UARs	Weighted Average Base Price
Outstanding at beginning of period	22,554	$193.51
Granted	—	—
Forfeited	—	—
Vested and settled	(22,554)	(193.51)
Outstanding at end of period	—	$—
No compensation expense was recorded during the thirteen and thirty-nine weeks ended September 24, 2014 related to the outstanding UARs as we determined that, as of the period end, it was not probable that a qualifying transaction would occur.
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
Our IPO constituted a qualifying transaction under the terms of the UAR Plan, resulting in a qualifying transaction price of $715.02. 339,306 shares of Class A common stock were issued upon the settlement of the 22,554 outstanding UARs, net of employee withholding taxes. We recognized compensation expense of $11,762 during the thirty-nine weeks ended September 30, 2015 upon settlement of the outstanding UARs.
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
A summary of restricted Class B unit activity for thirty-nine weeks ended September 30, 2015 is as follows:

	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	7,227	$92.31
Granted	—	—
Vested	(7,227)	(92.31)
Forfeited	—	—
Outstanding at end of period	—	$—
The IPO constituted a transaction under the terms of the restricted Class B unit awards that resulted in the accelerated vesting of all then-outstanding awards, and recognition of the unrecognized compensation expense related to those awards. During the thirty-nine weeks ended September 30, 2015, we recognized $605 of equity-based compensation expense upon the vesting of these awards. The total fair value of restricted Class B units that vested during the thirty-nine weeks ended September 30, 2015 was $667. After giving effect to the Recapitalization Transaction, the 7,227 restricted Class B units that vested in connection with our IPO equate to 158,251 LLC Interests with a weighted-average grant date fair value of $4.22.
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
The fair value of stock option awards was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

Thirty-Nine Weeks Ended September 30, 2015
Expected term (years)(1)	7.5
Expected volatility(2)	35.1%
Risk-free interest rate(3)	1.6%
Dividend yield(4)	—%

(1)	Expected term represents the estimated period of time until an award is exercised and was determined using the simplified method.

(2)	Expected volatility is based on the historical volatility of a selected peer group over a period equivalent to the expected term.

(3)	The risk-free rate rate is an interpolation of yields on U.S. Treasury securities with maturities equivalent to the expected term.

(4)	We have assumed a dividend yield of zero as we have no plans to declare dividends in the foreseeable future.

A summary of stock option activity for thirty-nine weeks ended September 30, 2015 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period	—	$—
Granted	2,622,281	21.00
Exercised	—	—
Forfeited	(41,425)	(21.00)
Outstanding at end of period	2,580,856	$21.00
The weighted-average grant date fair value of stock options granted during the thirty-nine weeks ended September 30, 2015 was $8.53. As of September 30, 2015, there were 2,580,856 stock options outstanding, of which none were exercisable. As of September 30, 2015, total unrecognized compensation expense related to unvested stock options, including an estimate for pre-vesting forfeitures, was $19,109, which is expected to be recognized over a weighted-average period of 4.3 years.
NOTE 11: INCOME TAXES
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
A reconciliation of income tax expense computed at the U.S. federal statutory income tax rate to the income tax expense recognized is as follows:

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share, per unit and per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2015	September 24, 2014	September 30, 2015	September 24, 2014
Income before income taxes	$7,721	$631	$2,854	$3,911
Less: net loss prior to the Organizational Transactions	—	—	(13,049)	—
Less: net income attributable to non-controlling interests	4,665	—	10,100	—
Income attributable to Shake Shack Inc. before income taxes	3,056	631	5,803	3,911

Income taxes at U.S. federal statutory rate	1,070	221	2,031	1,369
State and local income taxes, net of federal benefit	357	48	422	128
Foreign withholding taxes	70	78	214	237
Non-deductible expenses	31	—	109	—
LLC flow-through structure	—	(220)	—	(1,368)
Income tax expense	$1,528	$127	$2,776	$366
Pro Forma Financial Information
For periods prior to the IPO and Organizational Transactions, our income taxes represent those of SSE Holdings, our predecessor, and relate solely to foreign withholding taxes and certain LLC entity-level taxes. As a result of the IPO and Organizational Transactions that occurred on February 4, 2015, we are subject to U.S. federal and certain state and local income taxes with respect to our allocable share of any taxable income or loss generated by SSE Holdings. The pro forma financial information presented on the Condensed Consolidated Statements of Income (Loss) for the thirty-nine weeks ended September 30, 2015 has been computed to reflect a benefit from income taxes at an effective tax rate of 61.6%. The amounts were calculated assuming the Organizational Transactions occurred on January 1, 2015 and were based on the statutory rates in effect during the period.
Tax Receivable Agreement
We expect to obtain an increase in our share of the tax basis of our share of the net assets of SSE Holdings when LLC Interests are redeemed or exchanged by the Continuing SSE Equity Owners and other qualifying transactions. This increase in tax basis may have the effect of reducing the amounts that we would otherwise pay in the future to various tax authorities. The increase in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.
On February 4, 2015, we entered into a tax receivable agreement with the Continuing SSE Equity Owners (the "Tax Receivable Agreement") that provides for the payment by us to the Continuing SSE Equity Owners of 85% of the amount of tax benefits, if any, that Shake Shack actually realizes or in some cases are deemed to realize as a result of (i) increases in the tax basis of the net assets of SSE Holdings resulting from any redemptions or exchanges of LLC Interests or any prior sales of interests in SSE Holdings and (ii) certain other tax benefits related to our making payments under the Tax Receivable Agreement.
During the thirty-nine weeks ended September 30, 2015, SSE Holdings paid a distribution in the amount of $11,125 to certain of the Original SSE Equity Owners. This distribution triggered an increase in the tax basis of the net assets of SSE Holdings subject to the provisions of the Tax Receivable Agreement. We recognized a deferred tax asset in the amount of $6,006 and a corresponding liability of $5,105, representing 85% of the tax benefits due to the Continuing SSE Equity Owners.
In August 2015, in connection with the secondary offering, 3,155,273 LLC Interests were redeemed by the Selling Stockholders for newly-issued shares of Class A common stock, resulting in an increase in the tax basis of the net assets of SSE Holdings subject to the provisions of the Tax Receivable Agreement. We recognized a deferred tax asset in the amount of $102,719 and a corresponding liability of $87,311. As of September 30, 2015, the total amount due to the Continuing SSE Equity Owners under the Tax Receivable Agreement was $92,416.

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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock for the thirteen and thirty-nine weeks ended September 30, 2015 and September 24, 2014.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2015	September 24, 2014	September 30, 2015	September 24, 2014
Numerator:
Net income	$6,193	$504	$78	$3,545
Less: net income attributable to non-controlling interests	4,665	—	10,100	—
Net income (loss) attributable to Shake Shack Inc.	$1,528	$504	$(10,022)	$3,545
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	13,757	29,978	12,590	29,968
Effect of dilutive securities:
Restricted Class B units	—	126	—	151
Stock options	1,028	—	—	—
Weighted-average shares of Class A common stock outstanding—diluted	14,785	30,104	12,590	30,119

Earnings per share of Class A common stock—basic	$0.11	$0.02	$(0.80)	$0.12
Earnings per share of Class A common stock—diluted	$0.10	$0.02	$(0.80)	$0.12
2,580,856 stock options were excluded from the computation of diluted earnings per share of Class A common stock for the thirty-nine weeks ended September 30, 2015 because the effect would have been anti-dilutive as we recorded a net loss for the period.
Shares of our Class B common stock do not share in the earnings or losses of Shake Shack and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented. Shares of our Class B common stock are, however, considered potentially dilutive shares of Class A common stock. After evaluating the potential dilutive effect under the if-converted and two-class methods, the 21,036,580 shares of Class B common stock outstanding as of September 30, 2015 were determined to be anti-dilutive and have therefore been excluded from the computations of diluted earnings per share of Class A common stock.

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share, per unit and per share amounts)
(Unaudited)

NOTE 13: SUPPLEMENTAL CASH FLOW INFORMATION
The following table sets forth supplemental cash flow information for the thirty-nine weeks ended September 30, 2015 and September 24, 2014:

	Thirty-Nine Weeks Ended
	September 30, 2015	September 24, 2014
Cash paid for:
Income taxes, net of refunds	$338	$531
Interest	183	59
Non-cash investing activities:
Accrued purchases of property and equipment	3,682	1,304
Class A common stock issued in connection with the acquisition of the Former SSE Equity Owners	6	—
Non-cash financing activities:
Cancellation of Class B common stock in connection with the Organizational Transactions	(6)	—
Class A common stock issued in connection with the redemption of LLC Interests	3	—
Cancellation of Class B common stock in connection with the redemption of LLC Interests	(3)	—
NOTE 14: COMMITMENTS AND CONTINGENCIES
Lease Commitments
We are obligated under various operating leases for Shacks and our home office space, expiring in various years through 2031. Under certain of these leases, we are liable for contingent rent based on a percentage of sales in excess of a specified threshold and are responsible for our proportionate share of real estate taxes and utilities.
As security under the terms of several of our leases, we are obligated under letters of credit totaling $160 as of September 30, 2015. The letters of credit expire on April 23, 2016 and February 28, 2026. In addition, in December 2013, we entered into an irrevocable standby letter of credit in conjunction with our home office lease in the amount of $80. The letter of credit expires in September 2016 and renews automatically for one-year periods through September 30, 2019.
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
Legal Contingencies
We are subject to various legal and regulatory proceedings, claims and liabilities, such as employment-related claims and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance. As of September 30, 2015, the amount of ultimate liability with respect to these matters was not material.

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share, per unit and per share amounts)
(Unaudited)

NOTE 15: RELATED PARTY TRANSACTIONS
Union Square Hospitality Group
Union Square Hospitality Group, LLC is a stockholder and a party to the Stockholders Agreement we entered into in connection with our IPO. The Chairman of our Board of Directors serves as the Chief Executive Officer of Union Square Hospitality Group, LLC. As a result, Union Square Hospitality Group, LLC and its subsidiaries (collectively, "USHG") are considered related parties.
Under the terms of the management agreement with USHG, as amended, in fiscal 2014, we paid a 2.5% management fee to USHG based on Shack sales and licensing revenue generated from license agreements with unaffiliated entities. Total management fees, which are included in general and administrative expenses, amounted to $686 and $1,975 for the thirteen and thirty-nine weeks ended September 24, 2014, respectively. Effective January 1, 2015, the management agreement was amended and restated. As a result, we are no longer obligated to pay management fees to USHG. Therefore, no management fees were paid to USHG for the thirteen and thirty-nine weeks ended September 30, 2015.
Previously, we sub-leased office space from USHG on a month-to-month basis. Amounts paid to USHG as rent totaled $38 for the thirty-nine weeks ended September 24, 2014. These amounts are included in general and administrative expense on the Condensed Consolidated Statements of Income (Loss). No amounts were paid during the thirteen weeks ended September 24, 2014.
Previously, our employees were included in USHG's self-insurance health plan and we paid our portion of the plan costs on a monthly basis to USHG. Amounts paid to the USHG for these health insurance costs were $311 and $913 for the thirteen and thirty-nine weeks ended September 24, 2014, respectively. In February 2015, we established our own self-funded health insurance plan for our employees and ceased payments to USHG. The total amount paid to USHG for these health insurance costs for the thirty-nine weeks ended September 30, 2015 was $188. No amounts were paid to USHG for health insurance costs for the thirteen weeks ended September 30, 2015. These amounts are included in labor and related expenses and general and administrative expenses on the Condensed Consolidated Statements of Income (Loss). Additionally, our employees are eligible participants under USHG's 401(k) plan. We pay our share of the employer's matching contributions directly to the third-party plan trustee.
Total amounts payable to the USHG as of September 30, 2015 and December 31, 2014 were $7 and $238, respectively, and are included in other current liabilities on the Condensed Consolidated Balance Sheets. Amounts due from USHG for expenses paid by us on behalf of USHG totaled $10 as of September 30, 2015, which is included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. No amounts were due from USHG as of December 31, 2014.
Hudson Yards Sports and Entertainment
In fiscal 2011, we entered into a Master License Agreement (an "MLA") with Hudson Yards Sports and Entertainment LLC ("HYSE"), a subsidiary of USHG and a related party, to operate Shake Shack branded limited menu concession stands in sports and entertainment venues within the United States. The agreement expires on December 31, 2027 and includes five consecutive five-year renewal options at HYSE's option. As consideration for these rights, HYSE pays us a license fee based on a percentage of net food sales, as defined in the MLA. HYSE also pays us a percentage of profits on sales of branded beverages, as defined in the MLA. Amounts paid to us by HYSE for the thirteen and thirty-nine weeks ended September 30, 2015 were $157 and $252, respectively, and $122 and $206 for the thirteen and thirty-nine weeks ended September 24, 2014, respectively. Total amounts due from HYSE as of September 30, 2015 were $63. No amounts were due from HYSE as of December 31, 2014 due to the seasonal nature of the concession stands.
Madison Square Park Conservancy
The Chairman of our Board of Directors serves as a director of the Madison Square Park Conservancy ("MSP Conservancy"), with which we have a license agreement and pay license fees to operate our Madison Square Park Shack. Amounts paid to Madison Square Park Conservancy as rent amounted to $331 and $442 for the thirteen and thirty-nine weeks ended September 30, 2015, respectively, and $204 and $487 for the thirteen and thirty-nine weeks ended September 24, 2014, respectively. These amounts are included in occupancy and related expenses on the Condensed Consolidated Statements of Income (Loss). Total amounts due to the MSP Conservancy as of September 30, 2015 were $187. No amounts were due to the MSP Conservancy as of December 31, 2014 as our Madison Square Park Shack was closed for renovations.
Tax Receivable Agreement
In connection with our IPO, we entered into a tax receivable agreement with the Continuing SSE Equity Owners that provides for the payment by us to the Continuing SSE Equity Owners of 85% of the amount of tax benefits, if any, that Shake Shack actually realizes or in some cases are deemed to

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except unit, share, per unit and per share amounts)
(Unaudited)

realize as a result of (i) increases in the tax basis of the net assets of SSE Holdings resulting from any redemptions or exchanges of LLC Interests or any prior sales of interests in SSE Holdings and (ii) certain other tax benefits related to our making payments under the Tax Receivable Agreement. See Note 11 for further information. There were no amounts paid to the Continuing SSE Equity Owners during the thirteen and thirty-nine weeks ended September 30, 2015. Total amounts due to the Continuing SSE Equity Owners as of September 30, 2015 under the tax receivable agreement were $92,416.

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
OVERVIEW
Shake Shack is a modern day "roadside" burger stand serving a classic American menu of premium burgers, hot dogs, crinkle-cut fries, shakes, frozen custard, beer and wine. As of September 30, 2015, there were 75 Shacks in operation, system-wide, of which 41 were domestic company-operated Shacks, five were domestic licensed Shacks and 29 were international licensed Shacks.
Development Highlights
During the quarter, we opened four domestic company-operated Shacks, consisting of (i) an additional Shack in the Central Florida market, inside Orlando's I-Drive 360, (ii) our second Austin Shack in The Domain retail development, (iii) on Long Island in the Lake Success Shopping Center in New Hyde Park and (iv) a third Shack in the Chicago market in Westfield Old Orchard in Skokle, IL.
Financial Highlights for the Third Quarter 2015

▪	Total revenue increased 67.4% to $53.3 million.

▪	Shack sales increased 70.0% to $51.3 million.

▪	Same-Shack sales increased 17.1%.

▪	Net income was $1.5 million, or $0.10 per diluted share.

▪	Shack-level operating profit*, a non-GAAP measure, increased 105.7% to $15.6 million, or 30.4% of Shack sales.

▪	Adjusted EBITDA*, a non-GAAP measure, increased 128.3% to $13.0 million.

▪	Adjusted pro forma net income*, a non-GAAP measure, increased 252.3% to $4.4 million, or $0.12 per fully exchanged and diluted share.

* Shack-level operating profit, adjusted EBITDA and adjusted pro forma net income are non-GAAP measures. Reconciliations of Shack-level operating profit to operating income, adjusted EBITDA to net income, and adjusted pro forma net income to net income, the most directly comparable financial measures presented in accordance with GAAP, are set forth on pages 25 through 27.
The third quarter of 2015 reflected the continuation of many of the positive trends we experienced in the prior quarter, including: (i) menu price increases implemented in September 2014 and January 2015 to offset higher commodity costs, (ii) the continued lift in sales due to the reintroduction of crinkle-cut fries, (iii) positive shifts in sales mix from our limited-time offering of the Roadside Shack burger and Shake of the Week program and (iv) increased brand awareness resulting from our IPO. Shack-level operating profit margins increased to 30.4% driven by these positive factors and improved leverage on fixed costs from the higher Shack sales.
Net income was $1.5 million, or $0.10 per diluted share, for the third quarter of 2015, compared to net income of $0.5 million, or $0.02 per diluted share, for the same period last year. On an adjusted pro forma basis, which excludes certain non-recurring items and assumes that all outstanding LLC Interests were exchanged for shares of Class A common stock as of the beginning of the period, we would have recognized net income of $4.4 million, or $0.12 per fully exchanged and diluted share, for the third quarter of 2015 compared to $1.2 million, or $0.03 per fully exchanged and diluted share for the the third quarter of 2014, an increase of 252.3%.
We remain committed to executing our key growth strategies of opening new domestic company-operated Shacks, capitalizing on our outsized brand awareness, growing same-Shack sales and opportunistically increasing our licensed Shacks abroad. Subsequent to the end of the quarter, we opened one international licensed Shack, as well as two additional domestic company-operated Shacks, achieving our stated goal of 12 domestic company-operated Shack openings for fiscal 2015. As a result of favorable construction and supply chain efforts, we expect to open our first Shack in Tokyo, Japan in November 2015, ahead of schedule. In addition to Japan, we are on track to open two additional international licensed Shacks during the rest of fiscal 2015. We are also well on our way towards building a strong pipeline for 2016 and beyond.

RESULTS OF OPERATIONS
The following table summarizes our results of operations for the thirteen and thirty-nine weeks ended September 30, 2015 and September 24, 2014:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	September 30, 2015		September 24, 2014		September 30, 2015		September 24, 2014
Shack sales	$51,275	96.2%	$30,165	94.8%	$133,905	96.0%	$78,988	94.3%
Licensing revenue	1,998	3.8%	1,660	5.2%	5,626	4.0%	4,770	5.7%
TOTAL REVENUE	53,273	100.0%	31,825	100.0%	139,531	100.0%	83,758	100.0%
Shack-level operating expenses(1):
Food and paper costs	14,929	29.1%	9,340	31.0%	39,650	29.6%	24,248	30.7%
Labor and related expenses	12,176	23.7%	7,668	25.4%	32,445	24.2%	20,605	26.1%
Other operating expenses	4,376	8.5%	2,905	9.6%	11,579	8.6%	7,866	10.0%
Occupancy and related expenses	4,206	8.2%	2,675	8.9%	11,248	8.4%	6,794	8.6%
General and administrative expenses	5,728	10.8%	5,200	16.3%	30,165	21.6%	12,192	14.6%
Depreciation expense	2,636	4.9%	1,502	4.7%	7,274	5.2%	4,067	4.9%
Pre-opening costs	1,401	2.6%	1,766	5.5%	4,054	2.9%	3,828	4.6%
Loss on disposal of property and equipment	17	—%	10	—%	17	—%	28	—%
TOTAL EXPENSES	45,469	85.4%	31,066	97.6%	136,432	97.8%	79,628	95.1%
OPERATING INCOME	7,804	14.6%	759	2.4%	3,099	2.2%	4,130	4.9%
Interest expense, net	83	0.2%	128	0.4%	245	0.2%	219	0.3%
INCOME BEFORE INCOME TAXES	7,721	14.5%	631	2.0%	2,854	2.0%	3,911	4.7%
Income tax expense	1,528	2.9%	127	0.4%	2,776	2.0%	366	0.4%
NET INCOME	6,193	11.6%	504	1.6%	78	0.1%	3,545	4.2%
Less: net income attributable to non-controlling interests	4,665	8.8%	—	—%	10,100	7.2%	—	—%
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$1,528	2.9%	$504	1.6%	$(10,022)	(7.2)%	$3,545	4.2%

(1)	As a percentage of Shack sales.
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
Shack sales were $51.3 million for the thirteen weeks ended September 30, 2015 compared to $30.2 million for the thirteen weeks ended September 24, 2014, an increase of $21.1 million or 70.0%. The growth in Shack sales was primarily driven by the opening of 15 new domestic company-operated Shacks between September 24, 2014 and September 30, 2015, as well as same-Shack sales growth of $3.6 million, or 17.1%. The increase in same-Shack sales is primarily due to increased guest traffic of 8.1% as well as a combined increase of 9.0% in price and sales mix. For purposes of calculating same-Shack sales growth, Shack sales for 16 Shacks were included in the comparable Shack base.

Shack sales were $133.9 million for the thirty-nine weeks ended September 30, 2015 compared to $79.0 million for the thirty-nine weeks ended September 24, 2014, an increase of $54.9 million or 69.5%. The increase is primarily due to the opening of 15 new domestic company-operated Shacks between September 24, 2014 and September 30, 2015, as well as same-Shack sales growth of $7.7 million, or 14.3%. The increase in same-Shack sales is primarily due to increased guest traffic of 5.2% as well as a combined increase of 9.1% in price and sales mix. For purposes of calculating same-Shack sales growth, Shack sales for 16 Shacks were included in the comparable Shack base.
Licensing Revenue
Licensing revenue is comprised of license fees and territory fees. License fees are calculated as a percentage of sales and territory fees are payments for the exclusive right to develop Shacks in a specific geographic area.

Licensing revenue was $2.0 million for the thirteen weeks ended September 30, 2015 compared to $1.7 million for the thirteen weeks ended September 24, 2014, an increase of $0.3 million or 20.4%. Licensing revenue was $5.6 million for the thirty-nine weeks ended September 30, 2015 compared to $4.8 million thirty-nine weeks ended September 24, 2014, an increase of $0.8 million or 17.9%. The increases for the thirteen and thirty-nine week periods were primarily driven by the opening of seven international licensed Shacks between September 24, 2014 and September 30, 2015.
Food and Paper Costs
Food and paper costs include the direct costs associated with food, beverage and packaging of our menu items. The components of food and paper costs are variable by nature, changing with sales volume, and are impacted by menu mix and fluctuations in commodity costs.
Food and paper costs were $14.9 million for the thirteen weeks ended September 30, 2015 compared to $9.3 million for the thirteen weeks ended September 24, 2014, an increase of $5.6 million or 59.8%. Food and paper costs were $39.7 million for the thirty-nine weeks ended September 30, 2015 compared to $24.2 million thirty-nine weeks ended September 24, 2014, an increase of $15.5 million or 63.5%. The increases for the thirteen and thirty-nine week periods were primarily due to the opening of 15 new domestic company-operated Shacks between September 24, 2014 and September 30, 2015.
As a percentage of Shack sales, food and paper costs decreased to 29.1% and 29.6% for the thirteen and thirty-nine weeks ended September 30, 2015, respectively, from 31.0% and 30.7% for the thirteen and thirty-nine weeks ended September 24, 2014, respectively. The decreases for the thirteen and thirty-nine week periods were primarily the result of menu price increases implemented in September 2014 and January 2015 and lower costs in certain ingredients such as dairy and fries, which were partially offset by slightly higher beef costs.
Labor and Related Expenses
Labor and related expenses include domestic company-operated Shack-level hourly and management wages, bonuses, payroll taxes, workers' compensation expense and medical benefits. As with other variable expenses, we expect labor costs to grow as we open more domestic company-operated Shacks. Other factors that influence labor costs include minimum wage and payroll tax legislation, health care costs and the performance of our domestic company-operated Shacks.
Labor and related expenses were $12.2 million for the thirteen weeks ended September 30, 2015 compared to $7.7 million for the thirteen weeks ended September 24, 2014, an increase of $4.5 million or 58.8%. Labor and related expenses were $32.4 million for the thirty-nine weeks ended September 30, 2015 compared to $20.6 million for the thirty-nine weeks ended September 24, 2014, an increase of $11.8 million or 57.5%. These increases for the thirteen and thirty-nine week periods were primarily due to the opening of 15 new domestic company-operated Shacks between September 24, 2014 and September 30, 2015.
As a percentage of Shack sales, labor and related expenses decreased to 23.7% and 24.2% for the thirteen and thirty-nine weeks ended September 30, 2015, respectively, compared to 25.4% and 26.1% for the thirteen and thirty-nine weeks ended September 24, 2014, respectively. The decreases for the thirteen and thirty-nine week periods were primarily due to the benefit from higher Shack sales and the reduced labor requirements from the return of crinkle-cut fries.
Other Operating Expenses
Other operating expenses consist of Shack-level marketing expenses, utilities and other operating expenses incidental to operating our domestic company-operated Shacks, such as non-perishable supplies, credit card fees, property insurance and the cost of repairs and maintenance.
Other operating expenses were $4.4 million for the thirteen weeks ended September 30, 2015 compared to $2.9 million for the thirteen weeks ended September 24, 2014, an increase of $1.5 million or 50.6%. Other operating expenses were $11.6 million for the thirty-nine weeks ended September 30, 2015 compared to $7.9 million for the thirty-nine weeks ended September 24, 2014, an increase of $3.7 million or 47.2%. The increases for the thirteen and thirty-nine week periods were primarily due to the opening of 15 new domestic company-operated Shacks between September 24, 2014 and September 30, 2015.
As a percentage of Shack sales, other operating expenses decreased to 8.5% and 8.6% for the thirteen and thirty-nine weeks ended September 30, 2015, respectively, compared to 9.6% and 10.0% for the thirteen and thirty-nine weeks ended September 24, 2014, respectively. The decrease was due to the benefit from higher Shack sales and the impact of fixed operating expenses on the higher sales levels.
Occupancy and Related Expenses
Occupancy and related expenses consist of Shack-level occupancy expenses including rent, common area expenses, real estate taxes and certain other local taxes. Occupancy costs incurred prior to the opening of a domestic company-operated Shack are recorded separately and included in pre-opening costs.
Occupancy and related expenses were $4.2 million for the thirteen weeks ended September 30, 2015 compared to $2.7 million for the thirteen weeks ended September 24, 2014, an increase of $1.5 million or 57.2%. Occupancy and related expenses were $11.2 million for the thirty-nine weeks ended

September 30, 2015 compared to $6.8 million or the thirty-nine weeks ended September 24, 2014, an increase of $4.4 million or 65.6%. The increases for the thirteen and thirty-nine week periods were primarily due to the opening of 15 new domestic company-operated Shacks between September 24, 2014 and September 30, 2015.
As a percentage of Shack sales, occupancy and related expenses decreased to 8.2% and 8.4% for the thirteen and thirty-nine weeks ended September 30, 2015, respectively, compared to 8.9% and 8.6% for the thirteen and thirty-nine weeks ended September 24, 2014, respectively. The decreases were primarily due to increased levels of Shack sales relative to fixed base rent and other occupancy expenses.
General and Administrative Expenses
General and administrative expenses consist of costs associated with corporate and administrative functions that support Shack development and operations, as well as equity-based compensation expense.
General and administrative expenses were $5.7 million for the thirteen weeks ended September 30, 2015 compared to $5.2 million for the thirteen weeks ended September 24, 2014, an increase of $0.5 million or 10.2%. The increase was primarily driven by incremental stock-based compensation expense related to the stock options granted in connection with our IPO, increased costs associated with becoming a public company and higher payroll expenses related to new home office personnel hired to support future growth. These increases were partially offset by the elimination of the management fees paid to USHG, as well as $1.5 million of IPO-related expenses incurred in the prior year for which none were incurred in the current year. As a percentage of total revenue, general and administrative expenses decreased to 10.8% for the thirteen weeks ended September 30, 2015 from 16.3% for the thirteen weeks ended September 24, 2014. This decrease was primarily due to the increased levels of Shack sales.
General and administrative expenses were $30.2 million for the thirty-nine weeks ended September 30, 2015 compared to $12.2 million for the thirty-nine weeks ended September 24, 2014, an increase of $18.0 million or 147.4%. As a percentage of total revenue, general and administrative expenses increased to 21.6% for the thirty-nine weeks ended September 30, 2015 compared to 14.6% for the thirty-nine weeks ended September 24, 2014. This increase was primarily due to $12.8 million of non-recurring compensation expenses incurred in connection with the vesting of equity awards upon consummation of our IPO, $0.6 million of incremental IPO-related expenses, incremental stock-based compensation expense related to the stock options granted in connection with our IPO, increased costs associated with becoming a public company and higher payroll expenses related to new home office personnel hired to support future growth. These were partially offset by the elimination of the management fees paid to USHG, as well as the aforementioned IPO-related expenses incurred in the prior year for which none were incurred in the current year.
Depreciation Expense
Depreciation expense consists of the depreciation of fixed assets, including leasehold improvements, equipment, furniture and fixtures and computer equipment and software.
Depreciation expense was $2.6 million for the thirteen weeks ended September 30, 2015 compared to $1.5 million for the thirteen weeks ended September 24, 2014, an increase of $1.1 million or 75.5%. Depreciation expense was $7.3 million for the thirty-nine weeks ended September 30, 2015 compared to $4.1 million for the thirty-nine weeks ended September 24, 2014, an increase of $3.2 million or 78.9%. The increases for the thirteen and thirty-nine week periods were due primarily to incremental depreciation of property and equipment related to the opening of 15 new domestic company-operated Shacks between September 24, 2014 and September 30, 2015.
As a percentage of total revenue, depreciation expense increased to 4.9% and 5.2% for the thirteen and thirty-nine weeks ended September 30, 2015, respectively, compared to 4.7% and 4.9% for the thirteen and thirty-nine weeks ended September 24, 2014, respectively, due to the introduction of more target-volume Shacks, which have lower sales volumes than our current company-wide average sales volume, despite similar build-out costs.
Pre-Opening Costs
Pre-opening costs primarily consist of legal fees, rent, managers' salaries, training costs, employee payroll and related expenses, costs to relocate and compensate Shack management teams prior to an opening and wages, travel and lodging costs for our opening training team and other supporting team members. All such costs incurred prior to the opening of a domestic company-operated Shack are expensed in the period in which the expense was incurred. Pre-opening costs can fluctuate significantly from period to period, based on the number and timing of domestic company-operated Shack openings and the specific pre-opening costs incurred for each domestic company-operated Shack. Additionally, domestic company-operated Shack openings in new geographic market areas will initially experience higher pre-opening costs than our established geographic market areas.
Pre-opening costs were $1.4 million for the thirteen weeks ended September 30, 2015, compared to $1.8 million for the thirteen weeks ended September 24, 2014, a decrease of $0.4 million or 20.7%. Pre-opening costs were $4.1 million for the thirty-nine weeks ended September 30, 2015 compared to $3.8 million for the thirty-nine weeks ended September 24, 2014, an increase of $0.3 million or 5.9%. The variances for the thirteen and thirty-nine week periods were due to the timing and total number of new domestic company-operated Shacks expected to open.

Loss on Disposal of Property and Equipment
Loss on disposal of property and equipment represents the net book value of assets that have been retired and consists primarily of furniture and fixtures that were replaced in the normal course of business.
For all periods presented, the loss on disposal of property and equipment was not material.
Interest Expense
Interest expense primarily consists of interest on our Revolving Credit Facility, as well as the amortization of deferred financing costs incurred in connection with the Revolving Credit Facility.
For all periods presented, interest expense was not material.
Income Tax Expense
Income tax expense was $1.5 million for the thirteen weeks ended September 30, 2015 compared to $0.1 million for the thirteen weeks ended September 24, 2014. Our effective income tax rate decreased to 19.8% for the thirteen weeks ended September 30, 2015 from 20.1% for the thirteen weeks ended September 24, 2014.
Income tax expense was $2.8 million for the thirty-nine weeks ended September 30, 2015 compared to $0.4 million for the thirty-nine weeks ended September 24, 2014. Our effective income tax rate increased to 97.3% for the thirty-nine weeks ended September 30, 2015 from 9.4% for the thirty-nine weeks ended September 24, 2014.
As a result of the IPO and Organizational Transactions, we became the sole managing member of SSE Holdings, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, SSE Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by SSE Holdings is passed through to and included in the taxable income or loss of its members, including us, on a pro rata basis. We are subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income or loss generated by SSE Holdings subsequent to the Organizational Transactions. As the non-recurring compensation expenses and other IPO-related expenses were incurred in the period prior to the Organizational Transactions, we are not entitled to any tax benefits related to those expenses. We recognized tax expense on our allocable share of the pre-tax income subsequent to the Organizational Transactions, which results in a very high effective tax rate when compared to our consolidated pre-tax income for the thirty-nine weeks ended September 30, 2015. For the thirteen and thirty-nine weeks ended September 24, 2014, the reported income tax expense reflects that of SSE Holdings and relates solely to foreign withholding taxes and certain LLC entity-level taxes.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2015	September 24, 2014	September 30, 2015	September 24, 2014
Shack-level operating profit	$15,588	$7,577	$38,983	$19,475
Add:
Licensing revenue	1,998	1,660	5,626	4,770
Less:
General and administrative expenses	5,728	5,200	30,165	12,192
Depreciation expense	2,636	1,502	7,274	4,067
Pre-opening costs	1,401	1,766	4,054	3,828
Loss on disposal of property and equipment	17	10	17	28
Operating income	$7,804	$759	$3,099	$4,130

Total revenue	$53,273	$31,825	$139,531	$83,758
Less: licensing revenue	1,998	1,660	5,626	4,770
Shack sales	$51,275	$30,165	$133,905	$78,988

Shack-level operating profit margin	30.4%	25.1%	29.1%	24.7%

EBITDA and Adjusted EBITDA (Non-GAAP Financial Measures)
EBITDA and Adjusted EBITDA are non-GAAP supplemental measures of operating performance that do not represent and should not be considered alternatives to net income (loss) or cash flow from operations, as determined by GAAP. We use EBITDA and Adjusted EBITDA to measure the operating performance of our business, excluding specifically identified items that we don't believe directly reflect our core operations. A reconciliation of EBITDA and Adjusted EBITDA to net income, the most directly comparable GAAP measure, is set forth below.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2015	September 24, 2014	September 30, 2015	September 24, 2014
Net income	$6,193	$504	$78	$3,545
Depreciation expense	2,636	1,502	7,274	4,067
Interest expense, net	83	128	245	219
Income tax expense	1,528	127	2,776	366
EBITDA	10,440	2,261	10,373	8,197

Equity-based compensation(1)	1,172	41	3,142	124
Deferred compensation(2)	—	(43)	—	—
Pre-opening costs(3)	1,051	1,039	2,933	2,260
Deferred rent(4)	369	924	1,338	1,934
Loss on disposal of property and equipment(5)	17	10	17	28
Non-recurring compensation expenses related to the IPO(6)	—	—	12,818	—
IPO-related expenses(7)	—	1,495	635	1,495
Other non-cash items(8)	—	(11)	—	25
ADJUSTED EBITDA	$13,049	$5,716	$31,256	$14,063

(1)	Represents non-cash equity-based compensation expense. For the thirteen and thirty-nine weeks ended September 30, 2015, amounts relate solely to stock options granted in connection with the IPO.

(2)	Amounts relates to a bonus agreement we entered into with an executive pursuant to which we agreed to a pay a bonus in a future period.

(3)	Non-capital expenditures associated with opening new Shacks exclusive of deferred rent incurred prior to opening.

(4)	Reflects the extent to which our rent expense is greater than or less than our cash rent payments.

(5)	Includes the loss on disposal of property and equipment in the ordinary course of business.

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
Adjusted pro forma net income and adjusted pro forma earnings per fully exchanged and diluted share are supplemental measures of operating performance that do not represent and should not be considered alternatives to net income and earnings per share, as determined by GAAP. We believe adjusted pro forma net income and adjusted pro forma earnings per fully exchanged and diluted share supplement GAAP measures and enable us to more effectively evaluate our performance period-over-period and relative to our competitors. A reconciliation of adjusted pro forma net income to net income (loss) attributable to Shake Shack Inc., the most directly comparable GAAP measure, and the computation of adjusted pro forma earnings per fully exchanged and diluted share are set forth below.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2015	September 24, 2014	September 30, 2015	September 24, 2014
Numerator:
Net income (loss) attributable to Shake Shack Inc.	$1,528	$504	$(10,022)	$3,545
Adjustments:
Reallocation of net income attributable to non-controlling interests from the assumed exchange of LLC Interests(1)	4,665	—	10,100	—
Non-recurring compensation expenses incurred in connection with the IPO(2)	—	—	12,818	—
IPO-related expenses(3)	—	1,495	635	1,495
Income tax expense(4)	(1,818)	(757)	(4,397)	(2,036)
Adjusted pro forma net income	$4,375	$1,242	$9,134	$3,004

Denominator:
Weighted-average shares of Class A common stock outstanding—diluted	14,785	30,104	12,590	30,119
Adjustments:
Assumed exchange of LLC Interests for shares of Class A common stock(1)	22,493	—	23,660	—
Assumed issuance of shares in connection with the IPO and settlement of UARs(5)	—	6,089	—	6,089
Dilutive effect of stock options	—	—	1,071	—
Adjusted pro forma fully exchanged weighted-average shares of Class A common stock outstanding—diluted	37,278	36,193	37,321	36,208

Adjusted pro forma earnings per fully exchanged share—diluted	$0.12	$0.03	$0.24	$0.08

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

(4)
Represents the tax effect of the aforementioned adjustments and pro forma adjustments to reflect corporate income taxes at assumed effective tax rates of 43.3% and 44.0% for the thirteen and thirty-nine weeks ended September 30, 2015, respectively, and 41.6% and 44.4% for the and thirteen and thirty-nine weeks ended September 24, 2014, respectively. Amounts include provisions for U.S. federal income taxes, certain LLC entity-level taxes and foreign withholding taxes, assuming the highest statutory rates apportioned to each applicable state, local and foreign jurisdiction.

(5)
Adjustment to give effect to (i) 5,750,000 shares issued to investors in our IPO and (ii) 339,306 shares issued to participants of the UAR Plan, both of which were not retrospectively applied in the computations of earnings per share for the thirteen and thirty-nine weeks ended September 24, 2014.

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Our primary sources of liquidity are cash from operations, cash on hand, and availability under our Revolving Credit Facility. As of September 30, 2015, we maintained a cash balance of $69.8 million and had $19.9 million of availability under our Revolving Credit Facility.
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
In addition, we are obligated to make payments to the Continuing SSE Equity Owners under the Tax Receivable Agreement. As of September 30, 2015, such obligations totaled $92.4 million. Although the amount of any payments that must be made under the Tax Receivable Agreement may be significant, the timing of these payments will vary and will generally be limited to one payment per member per year. The amount of such payments are also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash that might have otherwise been available to us or to SSE Holdings, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
We believe that cash provided by operating activities, cash on hand and availability under the Revolving Credit Facility will be sufficient to fund our operating lease obligations, capital expenditures, tax receivable agreement obligations and working capital needs for at least the next 12 months and the foreseeable future.
Summary of Cash Flows
The following table presents a summary of our cash flows from operating, investing and financing activities.

	Thirty-Nine Weeks Ended
	September 30, 2015	September 24, 2014
Net cash provided by operating activities	$30,943	$11,433
Net cash used in investing activities	(25,327)	(17,885)
Net cash provided by (used in) financing activities	61,528	(517)
Increase (decrease) in cash	67,144	(6,969)
Cash at beginning of period	2,677	13,076
Cash at end of period	$69,821	$6,107

Operating Activities
For the thirty-nine weeks ended September 30, 2015 net cash provided by operating activities was $30.9 million compared to $11.4 million for the thirty-nine weeks ended September 24, 2014, an increase of $19.5 million. This increase was primarily driven by the opening of 15 new domestic company-operated Shacks.
Investing Activities
For the thirty-nine weeks ended September 30, 2015 net cash used in investing activities was $25.3 million compared to $17.9 million for the thirty-nine weeks ended September 24, 2014, an increase of $7.4 million. This increase was due to an increase in capital expenditures to construct new domestic company-operated Shacks in such period compared to the same period in fiscal 2014.
Financing Activities
For the thirty-nine weeks ended September 30, 2015, net cash provided by financing activities was $61.5 million compared to net cash used in financing activities of $0.5 million for the thirty-nine weeks ended September 24, 2014, an increase of $62.0 million. This increase is primarily due to $109.4 million of net proceeds received from the IPO, offset by $36.0 million in payments on the Revolving Credit Facility, an increase in member distributions of $5.9 million and payments of employee withholding taxes of $4.6 million related to net settled equity awards.

Revolving Credit Facility
In January 2015, we executed a Third Amended and Restated Credit Agreement, which became effective on February 4, 2015 (together with the prior agreements and amendments, the "Revolving Credit Facility"), which provides for a revolving total commitment amount of $50.0 million, of which $20.0 million is available immediately. The Revolving Credit Facility will mature and all amounts outstanding will be due and payable five years from the effective date. The Revolving Credit Facility permits the issuance of letters of credit upon our request of up to $10.0 million. Borrowings under the Revolving Credit Facility bear interest at either: (i) LIBOR plus a percentage ranging from 2.5% to 3.5% or (ii) the prime rate plus a percentage ranging from 0.0% to 1.0%, depending on the type of borrowing made under the Revolving Credit Facility. As of December 31, 2014, amounts outstanding under the Revolving Credit Facility totaled $32.0 million, and were classified as short-term borrowings on the Condensed Consolidated Balance Sheets. During the thirty-nine weeks ended September 30, 2015, we borrowed an additional $4.0 million in principal under the Revolving Credit Facility. In February 2015, we repaid the entire outstanding balance of $36.0 million using a portion of the proceeds we received from our IPO, and as of September 30, 2015, there were no amounts outstanding under the Revolving Credit Facility. We had $19.9 million of availability as of September 30, 2015, after giving effect to $0.1 million in outstanding letters of credit.
The Revolving Credit Facility is secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' wholly-owned domestic subsidiaries (with certain exceptions).
The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability to, subject to specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; pay dividends or make distributions; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the Revolving Credit Facility contains certain cross-default provisions. We are required to maintain a specified consolidated fixed-charge coverage ratio and a specified funded net debt to adjusted EBITDA ratio, both as defined under the Revolving Credit Facility. As of September 30, 2015, we were in compliance with all covenants.
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

Recently Issued Accounting Pronouncements
In August 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements ("ASU 2015-15"), which clarifies the guidance set forth in Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), issued in April 2015. ASU 2015-03 requires that debt issuance costs related to a recognized liability be presented on the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. ASU 2015-15 provides additional guidance regarding debt issuance costs associated with line-of-credit arrangements, stating that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred issuance costs ratably over the term of the line-of-credit arrangement. ASU 2015-03 is effective for reporting periods beginning after December 15, 2015. The adoption of ASU 2015-03 and ASU 2015-15 is not expected to have a material effect our consolidated financial position, results of operations or cash flows.
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
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes the existing revenue recognition guidance and clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In August 2015, the FASB issued an update to ASU 2014-09 deferring the effective date for public entities, on a retrospective basis, to annual reporting periods beginning after December 15, 2017. Early adoption is permitted, subject to certain conditions. We are currently evaluating the impact ASU 2014-09 will have on our consolidated financial position, results of operations and cash flows.
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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
The information required by this Item is incorporated by reference to Part I, Item 1, Note 14: Commitments and Contingencies—Legal Contingencies.
Item 1A. Risk Factors.
There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
USE OF PROCEEDS

Initial Public Offering
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
As sole managing member of SSE Holdings, we caused SSE Holdings to use the proceeds it received as follows: (i) to pay fees and expenses of approximately $6.2 million in connection with the IPO and the Organizational Transactions, (ii) to repay the outstanding borrowings under our Revolving Credit Facility of approximately $36.0 million, including approximately $21.9 million of borrowings used to pay a distribution to certain of the Original SSE Equity Owners prior to the offering; (iii) to pay an additional distribution in the amount of $11.1 million to certain of the Original SSE Equity Owners; and (iv) approximately $59.0 million for general corporate purposes, including opening new Shacks and renovating existing Shacks.
The $11.1 million additional distribution paid by SSE Holdings to certain of the Original SSE Equity Owners include direct payments to certain directors, executive officers and beneficial owners of 10% or more of our common stock.
There has been no material change in the use of proceeds as described in the final prospectus filed with the SEC on January 30, 2015.
Secondary Offering
In August 2015, we completed a secondary offering of 4,000,000 shares of our Class A common stock at a price of $60.00 per share. All of the shares sold in the offering were offered by affiliates of the Former SSE Equity Owners and certain of the Continuing SSE Equity Owners (the "Selling Stockholders"). We did not receive any proceeds from the sale of shares of Class A common stock offered by the Selling Stockholders. The shares sold in the offering consisted of (i) 844,727 existing shares of Class A common stock held by the Former SSE Equity Owners and (ii) 3,155,273 newly-issued shares of Class A common stock issued in connection with the redemption of 3,155,273 LLC Interests by the Continuing SSE Equity Owners that participated in the offering. Simultaneously, and in connection with the redemption, 3,155,273 shares of Class B common stock were surrendered by the Continuing SSE Equity Owners and canceled. Additionally, in connection with the redemption, we received 3,155,273 newly-issued LLC Interests, increasing our total ownership interest in SSE Holdings.
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
10.1
Amendment No. 1 to Stockholders Agreement, dated and effective as of October 8, 2015, by and among Shake Shack Inc., SSE Holdings, LLC, the Meyer Stockholders, the LGP Stockholders and the SEG Stockholders.
*
10.2
Amendment No. 1 to Registration Rights Agreement, dated and effective as of October 8, 2015, by and among Shake Shack Inc., the Continuing SSE Equity Owners and affiliates of the Former SSE Equity Owners.
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

Shake Shack Inc.
(Registrant)

Date: November 6, 2015	By:	/s/ Randy Garutti
Randy Garutti
Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: November 6, 2015	By:	/s/ Jeff Uttz
Jeff Uttz
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)