Form 10-K
period 2015-12-30
Shake Shack Inc.
filed 2016-03-30
CIK 1620533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of July 1, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $355,714,785, computed using the closing price on that day of $60.04. Solely for purposes of this disclosure, shares of common stock held by named executive officers, directors and 5% or greater shareholders of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
As of March 16, 2016, there were 20,982,881 shares of Class A common stock outstanding and 15,272,474 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

SHAKE SHACK INC.

Cautionary Note About Forward-Looking Information
This Annual Report on Form 10-K ("Form 10-K") contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. All statements other than statements of historical fact are forward-looking statements. Many of the forward-looking statements are located in Part II, Item 7 of this Form 10-K under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations", including, but not limited to, expected financial outlook for fiscal year 2016, expected Shack openings, expected same-Shack sales growth and trends in our business. Forward-looking statements discuss our current expectations and projections relating to our financial position, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "aim," "anticipate," "believe," "estimate," "expect," "forecast," "outlook," "potential," "project," "projection," "plan," "intend," "seek," "may," "could," "would," "will," "should," "can," "can have," "likely," the negatives thereof and other similar expressions. All forward-looking statements are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different.
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

1 | Shake Shack Inc. Form 10-K

Part I
Item 1. Business.
Shake Shack Inc. is a Delaware corporation formed on September 23, 2014. Shake Shack Inc. Class A common stock trades on the New York Stock Exchange under the symbol "SHAK." Unless the context otherwise requires, "we," "us," "our," "Shake Shack," the "Company" and other similar references refer to Shake Shack Inc. and, unless otherwise stated, all of its subsidiaries, including SSE Holdings, LLC, which we refer to as "SSE Holdings."
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
Shake Shack is a holding company with no direct operations and our principal asset is our equity interest in SSE Holdings. In connection with the IPO, we completed a series of organizational transactions including the following:

▪
We amended and restated the limited liability company agreement of SSE Holdings (as amended, the "SSE Holdings LLC Agreement") to, among other things, (i) provide for a new single class of common membership interests in SSE Holdings ("LLC Interests"), (ii) exchange all of the then-existing membership interests of the holders of SSE Holdings’ membership interests ("Original SSE Equity Owners") for LLC Interests and (iii) appoint Shake Shack as the sole managing member of SSE Holdings;

▪
We amended and restated our certificate of incorporation to, among other things, (i) provide for Class B common stock with voting rights but no economic interests (where “economic interests” means the right to receive any distributions or dividends, whether cash or stock, in connection with common stock) and (ii) issue shares of Class B common stock to the Original SSE Equity Owners on a one-to-one basis with the number of LLC Interests they own;

▪
We acquired, by merger, two entities that were owned by certain former indirect members of SSE Holdings ("Former SSE Equity Owners"), for which we issued 5,968,841 shares of Class A common stock as merger consideration (the "Mergers").

In August 2015, we completed a secondary offering of 4,000,000 shares of our Class A common stock at a price of $60.00 per share. All of the shares sold in the offering were offered by affiliates of the Former SSE Equity Owners and certain of the Continuing SSE Equity Owners (the "Selling Stockholders"). We did not receive any proceeds from the sale of shares of Class A common stock offered by the Selling Stockholders. The shares sold in the offering consisted of (i) 844,727 existing shares of Class A common stock held by the Former SSE Equity Owners and (ii) 3,155,273 newly-issued shares of Class A common stock issued in connection with the redemption of 3,155,273 LLC Interests by the Continuing SSE Equity Owners that participated in the offering. Simultaneously, and in connection with the redemption, 3,155,273 shares of Class B common stock were surrendered by the Continuing SSE Equity Owners and canceled. Additionally, in connection with the redemption, we received 3,155,273 LLC Interests, increasing our total ownership interest in SSE Holdings.
See Note 1 to the consolidated financial statements included in Part II, Item 8 for more information about the above-mentioned transactions as well as the other transactions completed in connection with our IPO, which we refer to collectively as the "Organizational Transactions." As of December 30, 2015, we owned 54.6% of SSE Holdings and the SSE Holdings members subsequent to the Merger (the "Continuing SSE Equity Owners") owned the remaining 45.4% of SSE Holdings.

Shake Shack Inc. Form 10-K | 2

OVERVIEW

Shake Shack is a modern day "roadside" burger stand serving a classic American menu of premium burgers, hot dogs, crispy chicken, frozen custard, crinkle cut fries, shakes, beer, wine and more. Originally, founded by Danny Meyer's Union Square Hospitality Group ("USHG"), which owns and operates some of New York City's most acclaimed and popular restaurants—Union Square Cafe, Gramercy Tavern, Blue Smoke, The Modern at the Museum of Modern Art, Maialino, North End Grill, Untitled and Marta—Shake Shack originated as a hot dog cart in 2001 to support the rejuvenation of New York City's Madison Square Park through its Conservancy's first art installation, "I Y Taxi." The hot dog cart was an instant success, with lines forming daily throughout the summer months for the next three years. In response, the city's Department of Parks and Recreation awarded Shake Shack a contract to create a kiosk to help fund the park's future. In 2004, Shake Shack officially opened and immediately became a community gathering place for New Yorkers and visitors from all over the world and has since become a beloved New York City institution, garnering significant media attention, critical acclaim and a passionately-devoted following. Since its inception, Shake Shack has grown rapidly— with 84 Shacks, as of December 30, 2015, in 10 countries and 45 cities—and we continue to expand outside our home market bringing our classic menu to new customers around the world.
Shake Shack's fine dining heritage and commitment to community building, hospitality and the sourcing of premium ingredients have helped us pioneer what we believe is a new "fine casual" restaurant category. Fine casual couples the ease, value and convenience of fast casual concepts with the high standards of excellence grounded in fine dining: thoughtful ingredient sourcing and preparation, hospitality and quality. As a pioneer in this new category, we strive to maintain the culinary traditions of the classic American burger stand, while providing our guests with a menu of inspired food and drinks, made with carefully sourced and quality ingredients.
THE SHACK PACT

The Shack pact is the agreement that every employee makes at Shake Shack to lead our company with integrity, with purpose and with intention. It’s our mission and vision. Quite simply: it’s What We Do and Who We Are and it’s the ethos of our work each and every day as we grow Shake Shack. The Shack Pact™ is prominently displayed in the team member areas of every Shack, on the inside cover of the Shackademics™ book (our training manual) and acts as the template for every pre-meal meeting agenda (daily Shack team meeting).
WHAT WE DO:
We Stand For Something Good
WHO WE ARE:
We Are Boundless Hospitality

▪	We follow the 5 Tenets of Enlightened Hospitality.

▪	We smile a lot, listen closely and use every interaction to enrich our culture.

▪	We always find the "yes" and write the next great chapter in real time.

▪	The bigger we get, the smaller we act.

▪	Our Culture of Enlightened Hospitality
We take great pride in our culture and believe that it is the single most important factor in our success. Our mission to Stand For Something Good® permeates throughout every Shack we build, ingredient we source and every team member we hire. We take care of each other first and foremost so that we can take care of our guests, our community, our suppliers and our investors. We aim to recruit people who have integrity, who are warm, friendly, motivated, caring, self-aware and intellectually curious—what we

3 | Shake Shack Inc. Form 10-K

call "51%'ers." We use the term "51%" to describe the inherent interpersonal and emotional skills needed to thrive on the job and "49%" to describe the technical skills needed for the job. Our 51%'ers are excited and committed to championship performance, remarkable and enriching hospitality, embodying our culture, and actively growing themselves and the brand. Danny Meyer's vision of Enlightened Hospitality™ guided the creation of the unique Shake Shack culture that, we believe, creates a differentiated experience for our guests at each of our Shacks around the world. Our team is trained to understand and practice the values of Enlightened Hospitality: caring for each other, caring for our guests, caring for our community, caring for our suppliers and caring for our investors. These principles have been championed by Danny Meyer throughout his career and are detailed in his New York Times best-selling book Setting the Table: The Transforming Power of Hospitality in Business, and they are fundamental to the way we operate our business.
The Bigger We Get, the Smaller We Act
This mantra guides our decision-making and keeps us connected to where we came from. As we continue to grow, it's more important than ever that we cherish our roots, to continue the ethos that led to the creation of Shake Shack and to never veer from our original vision. We make decisions that focus on the core of who we are, staying true to our mission to Stand For Something Good, and the principles of Enlightened Hospitality. These principles drive us to seek out the finest team members, the tastiest ingredients, the best suppliers and the best community partners.
We Are a Team - We Take Care of Each Other

▪	We are 51%ers committed to championship performance.

▪	We honor our schedules and commitments, arrive ready and leave only after packing parachutes.

▪	We drive change to improve, and always offer solutions.

▪	We communicate positively, give and receive constructive feedback, and constantly seek to develop ourselves while teaching others.

▪	We balance fun and humor with respect, trust and integrity.

▪	We compensate our teams with competitive pay, rich benefits and meaningful opportunities.

▪	We have leaders who take on larger roles, travel the world and competitively earn Shackowledgments.
Leaders Training Future Leaders
We invest in our team through extensive leadership development programs to ensure that Shake Shack remains a great place to work and a real career choice for team members at every level. We have built a culture of active learning and we foster an environment of leadership development throughout the entire life cycle of employment. We seek to be the employer of choice by offering above industry average compensation in most markets, comprehensive benefits and a variety of incentive programs We believe that our culture of Enlightened Hospitality enables us to develop future leaders from within and deliver a consistent Shack experience as our team continues to grow.
The goal of our training programs is to develop leaders and to cross-utilize team members throughout our operations. We call our team member life cycle, The Shacksperience™. This model clarifies and outlines growth opportunities at all levels of the organization and furthers our philosophy of hiring and developing 51%'ers, growing from within and "leaders training future leaders." We train our culture and guiding principles first, and then move to menu knowledge, followed by a focus on operational training. We believe that everyone learns differently and our training uses various formats: online interactive, video, hands-on and paper-based. Every team member has access to ShackSource, our proprietary online training portal, which is used not only as a learning platform, but also as a communication tool for our team. As an example, ShackSource™ is a way for team members to send recognition messages, comments, praise and thanks to their fellow team members across the Company.
We continually invest in our "Shack Team." We believe that team members who are treated and trained well will deliver Enlightened Hospitality and a superior guest experience. Through our leadership development program, The Shacksperience, we teach our team members the principles of Enlightened Hospitality and how to live and breathe our Shack Pact, the agreement that encompasses our value system and brand ethos. Our people make all the difference.
We believe the unity that we have built amongst our Shack teams and across the Company as a whole is a key driver of our ability to deliver a great guest experience and, therefore, continue to successfully grow our footprint. Each Shack has a "Caught Doing

Shake Shack Inc. Form 10-K | 4

Right" board where team members are encouraged to post notes when they have witnessed other team members go above and beyond what is expected. At Shake Shack, we celebrate our successes, no matter how small, and this is practiced at every level of the Company. We also believe that team members will perform their best when they feel like the rest of the team is "on their side"-a belief ingrained in Shake Shack's DNA that began in the early stages of our fine dining history.
We Are Fine Casual: Inspired Food and Drink

▪	We cultivate our fine-dining roots and elevate classic roadside burger stand fare.

▪	We responsibly source ingredients, and thoughtfully put them together to make delicious food.

▪	We focus on our core menu while always innovating.

▪	We balance speed of service with photo-ready presentation.

▪	We collaborate with award-winning chefs, talented bakers, responsible growers and great like-minded companies.

▪	We push to do what others are unwilling or unable to do.
We embrace our fine-dining heritage and are committed to sourcing premium, sustainable ingredients, such as all-natural, hormone and antibiotic-free beef, chicken and bacon, while offering excellent value to our guests. Our core menu remains focused, and is supplemented with targeted innovation inspired by the best versions of the classic American roadside burger stand. Always focused on culinary creativity and excellence, we collaborate with award-winning chefs, talented bakers, farmers and artisanal purveyors who work with us in different and engaging ways. We never stop looking for the best ingredients and the best culinary partners in order to exceed our guests' expectations in every aspect of their experience.
Our signature items are our all-natural, hormone and antibiotic-free burgers, hot dogs, crispy chicken, crinkle cut fries, shakes and frozen custard. We cook our burgers and spin our shakes to order and strive to use the freshest premium ingredients available.

5 | Shake Shack Inc. Form 10-K

Our Menu
Our menu focuses on premium food and beverages, carefully crafted from a range of classic American foods at more accessible price points than full-service restaurants. Our domestic menu includes a variety of signature items, such as the ShackBurger®, SmokeShack®, Shack-cago Dog®, 'Shroom Burger™, seasonal frozen custard, hand-spun shakes, concretes, ShackMeister® Ale and Shack Red® and Shack White® wines. The Shake Shack concept and core menu items have not materially changed since 2004, which speaks to the timeless and universal appeal of our food offerings.

Burgers & Chicken
Our burgers are made with a proprietary whole-muscle blend of 100% all-natural, hormone and antibiotic-free Angus beef, ground fresh daily, cooked to order and served on a non-GMO potato bun. We take great care in the preparation of our burgers, from sourcing to handling to cooking, to ensure that the taste and quality of the burgers we serve is second to none. Our signature burger is the ShackBurger, which is a four-ounce cheeseburger topped with lettuce, tomato and ShackSauce™. Our burger offering also includes the SmokeShack, 'Shroom Burger (our vegetarian burger), Shack Stack® and Hamburger. In fiscal 2016, we launched our newest menu item, the Chick’n Shack™, which is an all-natural chicken breast, slow cooked in buttermilk herbs, hand battered, hand breaded and crisp-fried to order. It’s an incredibly exciting new menu addition and is attracting new guests and guests looking to try something different at Shake Shack.

Crinkle Cut Fries
Our classic and passionately loved crinkle cut fries are made from premium Yukon potatoes and are prepared 100% free of artificial trans-fat. Guests can also enjoy our Cheese Fries, which are our crinkle cut fries topped with a proprietary blend of cheddar and American cheese sauce. We believe the tactile pleasure and emotional attachment that our guests have to the crispiness and ridges of our crinkle cut fries is a nostalgic ode to the roadside burger stand of yesteryear.

Hot Dogs
Shake Shack was born from a hot dog cart in 2001 and we believe that our hot dog category gives our guests another premium category from which to choose. Both our beef hot dogs and our chicken dogs are made from 100% all-natural, hormone and antibiotic-free beef and chicken, respectively. Our signature Shack-cago Dog is our nod to the classic Chicago-style hot dog, topped with Shack relish, onion, cucumber, pickle, tomato, sport pepper, celery salt and mustard.

Frozen Custard
Our premium, dense, rich and creamy ice cream, hand-spun daily on-site, is crafted from our proprietary vanilla and chocolate recipes using only real sugar—no corn syrup—and milk from dairy farmers who pledge not to use artificial growth hormones. Shakes remain our guests' favorite in this category and are scooped and spun to order. Our concretes are made by blending frozen custard at high speed with premium mix-ins. Since each Shake Shack intends to engage its community, each Shack has signature concretes, distinct to its location, and uses locally-sourced mix-ins made by artisanal producers whenever possible. Also, each week we feature a specialized custard with seasonally changing flavors, as part of our Shake of the Week program.

Beer, Wine and Beverages
Our proprietary ShackMeister Ale, brewed by Brooklyn Brewery, was specifically crafted to complement the flavor profile of a ShackBurger. At select locations we also offer local craft beers tailored to each Shack's geography. When it comes to wine, our Shack Red and Shack White, grown and bottled exclusively by Frog's Leap Vineyards in Napa Valley, accentuates our fine dining ethos and provide our guests with premium beverage options not commonly found in our industry. In addition, we serve draft Root Beer, seasonal freshly-squeezed lemonade, organic fresh brewed iced tea, cold brew coffee, organic apple juice and Shack20 bottled water, from which 1% of the sales supports the cleanup of water sources around the world.

Dogs Are Welcome Too
We know that many dog owners treat their four-legged friends as family members. From our first Shack in Madison Square Park, we wanted to include dogs as part of the community gathering experience and developed the "Woof" section on our menu. ShackBurger dog biscuits, peanut butter sauce and vanilla custard make up our signature Pooch-ini®, which is available at Shacks with an outdoor space. We also serve dog biscuits to-go, handcrafted exclusively for us by a New York-based bakery.

Shake Shack Inc. Form 10-K | 6

Culinary Innovation
We continuously innovate around our core menu and our team is constantly experimenting with seasonal and local products, to enhance our menu, drive revenue and give our guests more reasons to keep coming back to Shake Shack.
Shack-Wide Limited Time Offerings
In fiscal 2015, we began a new LTO program where we featured a new premium burger for approximately six months. We will continue to supplement our core menu with targeted innovation inspired by the best versions of the classic American roadside burger stands.

▪
ShackMeister Burger® — Our winning entry at the 2014 Food Network South Beach Wine & Food Festival Burger Bash, the ShackMeister Burger is a 100% all-natural Angus beef cheeseburger topped with crispy marinated shallots and ShackSauce. The ShackMeister Burger debuted in January 2015 and was extremely popular with our guests.

▪
Roadside Shack™ — In July 2015, the ShackMeister Burger rolled off our menus and we debuted the Roadside Shack, a 100% all-natural Angus beef cheeseburger topped with caramelized onions simmered in beer and bacon.

▪
Shake of the Week — With the release of our new custard calendar in January 2015, we launched the Shake of the Week. Every single flavor of frozen custard can now be hand-spun into rich, creamy and deliciously dense shakes. The new custard calendar and Shake of the Week allow guests more opportunities to try each month's flavors and now offer more flavors of shakes than ever before. Additionally, during the 2015 holiday season, we launched three seasonal Shakes at all Shacks—Gingerbread, Chocolate Peppermint and Christmas Cookie, which were a huge hit and we intend to bring back in a similar format in 2016.

Exclusive Offerings
In addition to supplementing our menu with LTOs, we also seek to create new and exciting offerings that may inspired by local favorites or special events. Some of our exclusive offerings from fiscal 2015 include:

▪
Chick'n Shack™ — The Chick'n Shack is crafted from a 100% all-natural and antibiotic-free cage-free chicken breast slow-cooked in creamy buttermilk marinade, hand-dipped into Shack-made batter, dredged through seasoned flour and crisp-fried. It's topped with pickles, crisp shredded lettuce and a tangy Shack-made butttermilk herb mayo made with chives, parsley and thyme. The Chick'n Shack debuted in July 2015 and was offered exclusively at our three Brooklyn Shacks and we recently added it to the menu in January 2016 at all domestic company-operated Shacks, as well as certain international markets.

▪	Lockhart Link Burger™ — This Austin, Texas exclusive cheeseburger is topped with a griddled Kreuz Market jalapeno cheese sausage link, ShackSauce and pickles.

▪
ParkBurger™ — During the grand re-opening of our flagship Madison Square Park Shack in May 2015, we launched the ParkBurger, topped with cave-aged Jasper Hill Farm raw cow's milk cheese sauce and all-natural Niman Ranch applewood smoked bacon. The ParkBurger was available for a limited time exclusively at our Madison Square Park Shack.

▪
Surf 'N' Shack™ — Offered exclusively at our Boston and Connecticut Shacks during August and September of 2015, the Surf N' Shack is a 100% all-natural Angus hamburger topped with Maine lobster, lettuce, tomato and ShackSauce.

7 | Shake Shack Inc. Form 10-K

Chef Collaborations
Our fine dining heritage has enabled Shake Shack to team up with some of the world's best chefs for short-term special menu items. We devote significant resources to menu innovation and are frequently invited to participate and compete in chef events such as the South Beach Wine and Food Festival's Burger Bash, which allows us to test out new creations that can often lead to the introduction of new items. Some of our more notable collaborations in fiscal 2015 include:

▪
Carpetbagger Burger — To mark our one year anniversary in Atlanta, for one day only in September 2015, we teamed up with renowned restaurateur and chef Ford Fry to create the Carpetbagger Burger. Inspired by the carpetbagger steak, the Carpetbagger Burger is a butter-grilled double cheeseburger made with 100% all-natural Angus beef and topped with smoked and caramelized onions, house-made pickles, Comeback sauce and a crispy fried oyster.

▪
wastED Juice Pulp Cheeseburger — To commemorate the reopening of our Madison Square Park Shack, we featured a limited-quantity special burger created by Chef Dan Barber, the wastED Juice Pulp Cheeseburger. This burger featured smashed leftover vegetable pulp from a cold-pressed juice operation and was topped with green leaf lettuce, melted cheese from Jasper Hill cheese trimmings, bruised beet ketchup and honey mustard mayo, all served on a re-purposed bread bun that incorporated a mash made from stale rye bread.

▪
The Major Oak — In October 2015, for one day only, our Covent Garden Shack teamed up with Chef Sat Bains, founder of the Restaurant Sat Bains in Nottingham, England to create The Major Oak. Named after the famous English oak tree in the heart of Sherwood Forest, this burger was made with a custom-blended Aberdeen Angus beef patty, topped with fresh shallots, a slice of creamy blue Beauvale cheese and a touch of pine from the needles of local coniferous trees. Chef Bains also created a special forest-inspired ketchup made of seasonal "Penny Bun" mushrooms, as well as smoked mayo with a hint of charcoal from Sherwood Forest's red oaks.

We Are A Warm Community Gathering Place

•	We thoughtfully design Shacks to mirror their distinct neighborhoods.

•	We engage with our community, inside and outside the Shack, in line and online.

•	We are a destination for little league champions, study sessions, birthdays, business meetings, run clubs, midday breaks, engagements, late-night hangs, first dates, fifth dates and family nights.

•	We keep our Shacks in tiptop shape, and they are clean and welcoming for new and returning guests.

•	We nurture and grow our beloved brand, create conversations and foster deep enriching relationships with our fans.
Design Philosophy
The design of our Shacks is critical to the Shake Shack experience and we blend our core brand identifiers with features specifically designed for each Shack to be of its place and connect directly with its neighborhood. Whether domestic or international, we are passionate about securing vibrant sites and creating unique designs that give each Shack a hand-crafted look, are locally focused, and are appropriate for their respective communities. A typical domestic company-operated Shack is between 3,000 and 3,500 square feet with interior seating for between 75 and 100 guests. Additionally, whenever possible, our domestic company-operated Shacks feature either outdoor seating or easy access to a park or green space. We use high-quality tactile materials, warm lighting that focuses on every table and highlights the textured walls and seating layouts that encourage guests to relax and stay for a while. We take great care to build each Shack with thoughtful architectural design, including forward-thinking structural features, and compelling eco-friendly touches, including a solar roof in a few of our free-standing Shacks—all while taking key inspiration from our first home in Madison Square Park. The original Shake Shack in Madison Square Park was designed by SITE Architecture and Design, led by James Wines and Denise Lee, in collaboration with Pentagram, led by Paula Scher. This design set the tone for a dynamic dialogue inside the park and our surrounding neighborhood that continues to drive our designs today. The overall atmosphere and design of our new Shacks evoke the very best from the design of the original park kiosk, as well as the best of the fine dining experience in terms of the quality of design, material used, lighting and music. We are mindful that each new Shack should embody the experience of the Madison Square Park Shake Shack-the line, the kiosk style, the experience of ordering food made just for you and the energetic open kitchen.

Shake Shack Inc. Form 10-K | 8

Each Shack is specifically designed to be of its place and connect with its neighborhood, but we have developed a number of iconic brand identifiers common to every Shack, including wrap-around steel beams, open kitchens, magnetic menu boards and tables made from reclaimed bowling lanes from Brooklyn. Although no two Shacks are alike, we believe that these brand identifiers key components to the expression of the brand and the experience of Shake Shack.
Often during the construction of new Shacks, particularly those in new markets, we re-imagine the often uninspiring plywood walls that surround a construction site and use this space as a canvas to begin the process of introducing Shake Shack to the community prior to our opening. For instance, for our first Shack in California, we commissioned a public art piece, called the "Happy Wall," where passers-by could interact with the wall and create inspiring messages for the neighborhood.
Today, we continue to evolve our timeless designs through a series of different designers from around the country. We continue to evolve certain prototypes, “classic” Shack designs, free-standing, in-line and unique, one of a kind formats. We are constantly pushing our design to be more creative and more nimble at the same time, allowing us to continue to ramp up our growth while making the Shack experience even more dynamic and accessible.
Beloved Lifestyle Brand
In our 12-year history, we have become a globally recognized brand with outsized consumer awareness relative to our current footprint of 84 Shacks, opening our first international Shack after only 7 domestic Shacks. Shake Shack has become a New York City institution, a vibrant and authentic community gathering place that delivers an unparalleled experience to our loyal guests and a broad, global demographic. Born in 2004, Shake Shack grew up alongside the emergence of social media and has benefited from an ongoing love affair with passionate fans who share their real-time experiences with friends. We aim to establish genuine connections with our guests and the communities in which they live. Shake Shack continues to be recognized in global media with impressions garnering attention well beyond our size.
Shake Shack was born as the modern version of the old roadside burger stand during the birth of social media and the digital age. The premium positioning and brand voice, derived from the spirit, integrity and humor of Shake Shack, are reinforced by our contemporary, responsible designs and hospitable team members who Stand For Something Good; this identity anchors our marketing efforts. We believe that our guests appreciate the experience of coming to Shake Shack as a community gathering place and, thus, the heart of our marketing strategy is to communicate and connect with our guests both at our Shacks and through social media.
Social Media
Much like we design our Shacks to be community gathering places, we execute a social media strategy that creates an online, on-brand community gathering place. Our guests and fans easily connect with us through Facebook, Instagram, Twitter, Tumblr and Pinterest. We recognize the impact of social media on today's consumers and we use these platforms to share information with our guests about new menu items, new Shack openings and other relevant Shake Shack information. As of December 30, 2015, we had approximately 166,000 Facebook fans, 231,000 Instagram followers, and 50,000 Twitter followers. We communicate with our fans in creative and organic ways that both strengthen our connection with them and increase brand awareness. In June 2015, we ranked #9 on Restaurant Social Media Index's top 250 restaurant brands, which is measured on influence, sentiment and engagement.
Community and Charitable Partners (Shack Gives Back)
Each Shack focuses on conveying a consistent national brand message while also tailoring marketing efforts to each Shack. We always have menu items that feature local ingredients and beers that are specific to each Shack's community. We also aim marketing efforts at local events which help position Shake Shack as a premium brand that is connected to its neighborhood through participating in local celebrations and developing relationships within the community. For instance, we recently teamed up with Jerod Mayo of the New England Patriots and a local Boston-area bakery to create "Mayo's LineShacker," a limited edition shake available only at our Boston Shacks, with 100% of the proceeds benefiting the Boston Medical Center. Outside of local events, each Shack has a local charity partner to which it donates 5% of the sales from one regionally-themed concrete. The Shack in Miami Beach, for instance, features the "Vice Crispy Treat," and donates 5% of this item's sales to the Miami Children's Hospital.

9 | Shake Shack Inc. Form 10-K

Shack-wide Events
Shake Shack promotes annual events and limited-time offers to drive repeat visits and build intrigue among staff and guests. Shacktoberfest, for example, is Shake Shack's ode to traditional Oktoberfest in which special sausages, beers and desserts are added to the menu for a 10-day period in the fall.
Since 2012, Shake Shack has held The Great American Shake Sale during the month of May to raise money and awareness for childhood hunger. During The Great American Shake Sale, we encourage guests to donate $2 in exchange for a free cake-themed shake (a $5 value) at their next visit. 100% of these donations go directly to Share Our Strength's No Kid Hungry campaign. In May 2015, we raised $504,000 across our domestic company-operated Shacks for this initiative.
Product Placement
Shake Shack has been fortunate to receive considerable product placement in movies, TV shows and other media without any cost to the Company. In fact, Shake Shack has been able to charge fees for these location shoots, which have included scenes from the motion pictures Something Borrowed and Tower Heist, as well as the acclaimed HBO series The Newsroom and Showtime's Billions. We have also been featured in segments on The Daily Show, Saturday Night Live, CBS Sunday Morning and Late Night with Jimmy Fallon.
We Are Accountable For Results

▪	We practice the Excellence Reflex and take zero shortcuts.

▪	We plan for the business we want, and are responsible for the business we have.

▪	We keep everyone safe with diligence in maintenance, cleaning and sanitation and hygiene.

▪	We invest in ourselves, our company and our Shacks.

▪	We make money and use profits to create opportunities for all of our stakeholders.

•	We strengthen our brand with every decision, our long term goals are believed and our company is held to higher standards than others.
Our brand power and thoughtful approach to growth have resulted in strong Shack performance across a variety of geographic areas and formats. During the three-year period ended December 30, 2015, we grew from 21 Shacks to 84 Shacks spanning 12 states, the District of Columbia and 10 countries, representing a 59% compound annual growth rate ("CAGR"). As a result, our total revenue grew from $57.0 million in fiscal 2012 to $190.6 million in fiscal 2015, a 50% CAGR. Compared to fiscal 2014, total revenue increased 60.8%. Net loss for fiscal 2015 was $8.8 million, compared to net income of $2.1 million for fiscal 2014. Adjusted pro forma net income*, a non-GAAP measure, increased 154.9% to $12.0 million, or $0.32 per fully exchanged and diluted share, compared to $4.7 million, or $0.13 per fully exchanged and diluted share in fiscal 2014. Adjusted EBITDA, a non-GAAP measure, increased 117.7% to $41.1 million for fiscal 2015 from $18.9 million for fiscal 2014. For a reconciliation of Adjusted EBITDA, a non-GAAP measure, to net income, see "Non-GAAP Financial Measures—EBITDA and Adjusted EBITDA" in Part II, Item 7.

Shake Shack Inc. Form 10-K | 10

Shack System-wide Sales[1]

($ in millions)
$300
$250
$200
$150
$100
$50
$0
$53
$81
$140
$217
$295
FY 2011
FY 2012
FY 2013
FY 2014
FY 2015

	FY 2011	FY 2012	FY 2013	FY 2014	FY 2015
Total revenue	$38.6	$57.0	$82.5	$118.5	$190.6

Shack Count
(at end of fiscal year)
Number of Shacks
0
10
20
30
40
50
60
70
80
90
14
2
3
9
21
5
3
13
40
15
4
21
63
27
5
31
84
35
5
44
FY 2011
FY 2012
FY 2013
FY 2014
FY 2015
Domestic company-operated
Domestic licensed
International licensed

(1)
Shack system-wide sales includes combined revenue from all of our domestic company-operated Shacks and our domestic and international licensed Shacks. Our total revenue is limited to Shack sales from domestic company-operated Shacks and licensing revenue from our domestic and international licensed Shacks.

COMPETITION

The restaurant industry is highly competitive and fragmented, with restaurants competing on factors such as taste, price, food quality, service, location and the ambience and condition of the restaurant. Our primary competitors include "better burger" concept restaurants, as well as other fast casual restaurants, and, to a lesser extent, quick service and casual dining restaurants. Our competition includes multi-unit national and regional chains, as well as a wide variety of locally-owned restaurants. Our competitors may operate company-owned restaurants, franchised restaurants or some combination. Many of our competitors offer breakfast, lunch and dinner, as well as dine-in, carry-out and delivery services. We may also compete with companies outside of the traditional restaurant industry, such as grocery store chains and delicatessens, especially those that target customers who seek high-quality food, as well as convenience food stores, cafeterias and other dining outlets. Our competition continues to intensify as new competitors enter both the burger and fast casual segments. We also face increasing competitive pressures from some of our competitors who have recently announced initiatives to offer better quality ingredients, such as antibiotic-free meat. For more information regarding the risks we face from our competitors, who may have, among other things, a more diverse menu, greater financial resources, lower operating costs, a more well-established brand, better locations and more effective marketing than we do, see "Risks Related to Operating in the Restaurant Industry—We face significant competition for guests, and if we are unable to compete effectively, our business could be adversely affected" in Item 1A, Risk Factors.
We specifically target guests that seek an engaging and differentiated guest experience that includes great food, unique and thoughtful integration with local communities and high standards of excellence and hospitality. We believe that we are well positioned to continue to grow our market position, as we believe consumers will continue to trade up to higher quality offerings given the increasing consumer focus on responsible sourcing, ingredients and preparation. Additionally, we believe that consumers will continue to move away from the added time commitment and cost of traditional casual dining. We believe that many consumers want to associate with brands whose ethos matches that of their own, and that Shake Shack, with our mission to Stand For Something Good and our culture of Enlightened Hospitality, is a distinct and differentiated global lifestyle brand.

11 | Shake Shack Inc. Form 10-K

GROWTH STRATEGIES

We believe that we are well-positioned to achieve significant, sustainable financial growth. We plan to continue to expand our business, drive Shack sales and enhance our competitive positioning by executing on the following strategies:
Opening New Domestic Company-Operated Shacks
This is where our greatest immediate opportunity for growth lies. We waited nearly five years to open our second Shack, and we are still in the very nascent stage of our story, with only 44 domestic company-operated and five domestic licensed Shacks 12 in states and Washington, D.C. as of December 30, 2015. We believe there is tremendous whitespace opportunity to expand in both existing and new U.S. markets, and we have invested in the infrastructure that will enable us to continue to grow rapidly and with discipline. In fiscal 2015, we significantly expanded our domestic company-operated footprint by opening 13 new Shacks representing a 41.9% increase in our domestic company-operated Shack count. We plan to open at least 14 new domestic company-operated Shacks each year for the foreseeable future. We believe that over the long-term we have the potential to grow our current domestic company-operated Shack footprint to at least 450 Shacks by opening domestic company-operated Shacks in new and existing markets. The rate of future Shack growth in any particular period is inherently uncertain and is subject to numerous factors that are outside of our control. As a result, we do not currently have an anticipated timeframe for such expansion. We believe we have a versatile real estate model built for growth. We have adopted a disciplined expansion strategy designed to leverage the strength of our business model and our significant brand awareness to successfully develop new Shacks in an array of markets that are primed for growth, including new and existing, as well as small and large markets. As we grow, we will continue to live by one principle to ensure the success of both our new and existing restaurants: "The Bigger We Get, The Smaller We Need To Act." This mantra is central to our Stand For Something Good vision and encompasses our commitment to continue to make decisions that focus on the core of who we are, staying true to the principles of Enlightened Hospitality.
We will continue to expand in existing markets (New York, Boston, Philadelphia, Washington, D.C., Atlanta, Chicago, Las Vegas, Texas and South Florida) in order to leverage operational effectiveness as we cluster in these high-density markets, but also will enter new markets, such as Arizona, California and Minnesota. With only 84 Shacks around the world (as of December 30, 2015), we have identified many attractive and differentiated markets for the Shake Shack experience. In major metropolitan areas, we seek locations where communities gather, often with characteristics such as high foot traffic, substantial commercial density, reputable co-tenants and other traffic drivers such as proximity to parks, museums, schools, hospitals and tourist attractions. For every potential domestic company-operated Shack we consider, we apply rigorous financial metrics to ensure we maintain our targeted profitability. Our flexible model allows us to design our Shacks so that we can pursue a variety of property types. We have successfully launched Shacks with different layouts and sizes in varied locations throughout urban high density areas, suburban in-line and pad sites, regional malls, outlet malls, lifestyle centers, ballparks, airports and train stations. With a disciplined approach to new Shack development and a successful track record in site selection, we believe we are positioned well for future growth.
Capitalizing on Our Outsized Brand Awareness
One of the great advantages for Shake Shack has been our birthplace and headquarters in New York City. Rarely has a brand of our type been born in New York, and this gives us a tremendous media and brand power. The Shake Shack experience has cultivated significant brand awareness relative to the small number of Shacks we operate. We have worked tirelessly to establish a genuine connection with our guests and integrate into their communities through investment in innovative marketing and programming. We utilize various social media outlets to actively engage with our growing online following. In June 2015, we ranked #9 on Restaurant Social Media Index's top 250 restaurant brands, which is measured on influence, sentiment and engagement. Furthermore, we believe that our press and media impressions and industry recognition are a testament to the strength of our brand. We were named one of "The 25 Most Innovative Consumer and Retail Brands" in 2014 by Entrepreneur.com, ranked #7 in The Daily Meal's "101 Best Restaurants in America" for 2015, and were the winner of the 2013 "Most Loved Brand of the Year" from the RIZMY Awards, "Best Burger" at the 2014 South Beach Wine and Food Festival's Burger Bash and more. Additionally, we give back to the communities in which we operate, and strengthen awareness for philanthropic causes such as Share Our Strength's No Kid Hungry campaign. Our marketing efforts focus on interacting with our guests in an authentic, innovative manner which creates memorable, meaningful experiences. The experience that we provide for our guests and local communities has generated a growing loyal following who

Shake Shack Inc. Form 10-K | 12

promote our brand through word-of-mouth. We believe that this outsized brand awareness will continue to fuel our growth in existing and new markets.
Growing Same-Shack Sales
Given the significant awareness of our brand and the excitement we have been able to generate for our market launches, our Shacks have generally opened with higher volumes and operating profits relative to their second year, following the strong initial honeymoon period. In year three, our Shacks generally mature and continue to grow from the second year base and then retain these higher volumes over time. We expect our Shacks to deliver low same-Shack sales growth for the foreseeable future as the number of new Shack openings relative to our comparable Shack base remains our primary driver of growth. We do, however, continually focus on improving our same-Shack sales performance by providing an engaging and differentiated guest experience that includes new seasonal and Shack-specific offerings, unique and thoughtful integration with local communities and high standards of excellence and hospitality. We will continue to innovate around our core menu to keep our offerings fresh, while remaining focused on our signature items.
Opportunistically Increasing Our Licensed Shacks
We will continue to grow our licensed portfolio by expanding further domestically, in the countries in which we currently have internationally licensed operations, as well as entering new international markets. This strategy historically has been a low-cost, high-return method of growing our brand awareness and providing an increasing source of cash flow. In December 2014, we entered into an exclusive licensing arrangement with a leading retail and food operator for the development of up to 10 new Shacks in Japan over the next five years. We opened our first Shack in Tokyo, Japan in November 2015 in the renowned Meiji-Jingu Park. This opening was a true demonstration of the strength of the Shake Shack brand outside of our core international markets, as guests were camped out overnight, with over 400 people on line when the doors opened. In December 2015, we announced plans to enter South Korea with a new licensed partner for the development of 25 Shacks over the next 10 years. We believe there are additional international markets that will embrace the Shake Shack concept. Given our position in New York and the success of our current licensed Shacks at home and abroad, we continue to attract substantial interest from potential international licensees around the world and we believe we have significant opportunities to expand our licensing footprint in existing and new international markets as our team, development opportunities and supply chain matures.
OPERATIONS

Sourcing and Supply Chain
Shake Shack has always been committed to working with best-in-class suppliers, artisanal purveyors and cattle ranchers. Our Stand For Something Good vision guides us in how we source and develop our ingredients, always looking for the best ways to provide top quality food at an excellent value and accessible to all. We pride ourselves on sourcing premium ingredients from like-minded producers—all natural proteins, vegetarian fed, humanely raised and source verified, with no hormones or antibiotics.
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
We have a limited number of suppliers for our major ingredients, including beef patties, potato buns, custard, Portobello mushrooms and cheese sauce. In fiscal 2015, we purchased all of our (i) ground beef patties from five suppliers, with approximately 76% of our ground beef patties supplied by one supplier, (ii) potato buns directly from one supplier, (iii) custard base from one supplier, (iv) 'Shroom Burgers from two suppliers, with approximately 67% of our 'Shroom Burgers supplied by one supplier and (v) ShackSauce from two suppliers, with approximately 92% of our ShackSauce supplied by one supplier.We have developed a reliable supply chain and continue to focus on identifying alternative sources to avoid any possible interruptions of service and product.

13 | Shake Shack Inc. Form 10-K

Distribution
We contract with one distributor, which we refer to as our "broadline" distributor, to provide virtually all of our food distribution services in the United States. As of December 30, 2015, approximately 88% of our core food and beverage ingredients and 100% of our paper goods and chemicals, collectively representing approximately 45% of our purchases, were processed through our broadline distributor for distribution and delivery to each Shack. As of December 30, 2015, we were utilizing 10 affiliated distribution centers to supply our domestic company-operated Shacks. We recognize that the safety and consistency of our products begins with our suppliers. Suppliers must meet certain criteria and strict quality control standards in the production and delivery of our food and other products. We regularly evaluate our broadline distributor to ensure that the products we purchase conform to our standards and that the prices they offer are competitive.
Food Safety and Quality Assurance
Food safety is a top priority and we are committed to serving safe, high quality food. We have rigorous quality assurance and food safety protocols in place throughout our supply chain. We have a comprehensive supplier and ingredient selection process and maintain a limited list of approved suppliers. We thoroughly review the results of suppliers' internal and external quality audits, insurance coverage and track record on an ongoing basis. We have a food safety site inspection process and periodically perform supplier site visits, as well as mock food recalls. We have developed and implemented training and operating standards related to the food preparation, cleanliness and safety in the Shacks. We also have a dedicated Quality Assurance team to ensure food safety across all domestic company-operated Shacks.
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
Construction
A typical Shack takes between 14 and 16 weeks to build. We expect that the cost to build a new Shack will range from approximately $1.2 to $2.7 million, with an average near-term build cost of approximately $2.0 million, excluding pre-opening costs. We use a number of general contractors on a regional basis and employ a mixed approach of bidding and strategic negotiation in order to ensure the best value and highest quality construction.
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

Shake Shack Inc. Form 10-K | 14

INTELLECTUAL PROPERTY

Since our inception, we have undertaken to strategically and proactively develop our intellectual property portfolio by registering our trademarks and service marks worldwide. As of December 30, 2015, we had 19 registered marks domestically, including registrations in our core marks ("Shake Shack," "Shack Burger," "" and "") and certain other marks, such as Stand for Something Good. Internationally, we have registered our core marks in over 80 countries spanning six continents. These marks are registered in multiple international trademark classes, including for restaurant services, food services, non-alcoholic beverages and apparel. We also own the domain www.shakeshack.com as well as over 80 other domain names for use in other markets.
In addition, we have agreements with the suppliers of our proprietary products stating that the recipes and production processes associated with those products are our property, confidential to us, and may not be provided to any other customer. Our proprietary products include the burger recipe for our whole muscle blend and the patty grinding procedure and the product formulations for our ShackSauce, 'Shroom Burger, chicken breast, chicken breader and buttermilk herb mayo, cheese sauce, unflavored custard base, chocolate custard base, and certain toppings and custard mix-ins. We also have exclusive arrangements with our suppliers of ShackMeister Ale, Shack Red wine, Shack White wine, all-natural hot dog and all-natural chicken sausage, relish and cherry peppers.
GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

We are subject to extensive federal, state, local and foreign laws and regulations, as well as other statutory and regulatory requirements, including those related to, among others, nutritional content labeling and disclosure requirements, food safety regulations, local licensure, building and zoning regulations, employment regulations and laws and regulations related to our licensed operations. New laws and regulations or new interpretations of existing laws and regulations may also impact our business. The costs of compliance with these laws and regulations are high and are likely to increase in the future and any failure on our part to comply with these laws may subject us to significant liabilities and other penalties. See "Regulatory and Legal Risks" in Item 1A, Risk Factors for more information.
We are not aware of any federal, state or local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, that have materially affected, or are reasonably expected to materially affect, our results of operations, competitive position, or capital expenditures.
SEASONALITY

Our business is subject to seasonal fluctuations in that our Shack sales are typically nominally higher during the summer months, affecting our second and third quarters in a fiscal year.

15 | Shake Shack Inc. Form 10-K

EMPLOYEES

As of December 30, 2015, we had 2,215 employees, of whom 1,916 were hourly team members, 208 were Shack-level managers and 91 were home office personnel.
EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age and position held by each of our executive officers as of December 30, 2015 is set forth below.

Name	Age	Position
Randy Garutti	40	Chief Executive Officer and Director
Jeff Uttz	46	Chief Financial Officer
Ronald Palmese Jr	37	Vice President, General Counsel and Corporate Secretary
Randy Garutti has served as Shake Shack's Chief Executive Officer and on the Board of Directors since its formation and as the Chief Executive Officer and on the board of directors of SSE Holdings since April 2012. Prior to becoming Chief Executive Officer, Mr. Garutti served as Chief Operating Officer of SSE Holdings since January 2010. Mr. Garutti has worked with USHG and Mr. Meyer for over 16 years. Prior to leading Shake Shack, Mr. Garutti was the Director of Operations, overseeing the operations for all USHG restaurants. In addition, Mr. Garutti served as General Manager of Union Square Cafe and Tabla, both of which won numerous accolades in the hospitality industry. Mr. Garutti graduated from Cornell University's School of Hotel Administration in 1997. Mr. Garutti was selected to our board of directors because of his leadership role in our development and growth and because he possesses particular knowledge and experience in strategic planning and leadership in the hospitality business.
Jeff Uttz has served as Shake Shack's Chief Financial Officer since its formation and as Chief Financial Officer of SSE Holdings since September 2013. Mr. Uttz has over 24 years of restaurant finance experience. Prior to joining Shake Shack, Mr. Uttz was the Chief Financial Officer of Yard House, where he led the expansion of Yard House from three units when he began to over 40 units when Yard House was acquired by Darden Restaurants, Inc. Prior to Yard House, Mr. Uttz held a number of positions at CKE Restaurants, Inc., working his way up from Manager of Corporate Banking to Vice President of Finance. During his tenure, Mr. Uttz participated in two major acquisitions, when CKE purchased the Hardee's chain as well as the units owned by Hardee's largest franchisee. Mr. Uttz began his career at KPMG where he served a number of clients within the restaurant and hospitality sector and attained his C.P.A. Mr. Uttz attended California State University, Fullerton, where he earned a Bachelor of Arts in Business Administration, Accounting Concentration.
Ronald Palmese Jr. has served as Shake Shack’s Vice President, General Counsel and Corporate Secretary since its formation. Prior to that, Mr. Palmese was the General Counsel for USHG and its subsidiaries, which until the IPO included Shake Shack. Mr. Palmese has over five years of General Counsel experience. As General Counsel, Mr. Palmese oversees and manages all legal affairs for the Company, including with respect to contracts, employment, insurance, intellectual property, licensing, liquor licensing, real estate and securities. Mr. Palmese also manages governance and regulatory compliance for the board of directors and manages the Company’s insurance program. Prior to USHG, Mr. Palmese spent eight years as a corporate associate at the law firm Proskauer Rose LLP. Mr. Palmese received his undergraduate degree from Georgetown University’s McDonough School of Business, where he graduated cum laude with degrees in International Business and Finance. Mr. Palmese received his juris doctor from St. John’s University School of Law, where he was Editor-in-Chief of the St. John’s Law Review.

Shake Shack Inc. Form 10-K | 16

AVAILABLE INFORMATION

Our website is located at www.shakeshack.com, and our investor relations website is located at http://investor.shakeshack.com. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, statements of changes in beneficial ownership and amendments to those reports are available for free on our investor relations website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases as part of our investor relations website. Investors and other others can receive notifications of new information posted on our investor relations website in real time by subscribing to email alerts. We also make certain corporate governance documents available on our investor relations website, including our corporate governance guidelines, board committee charters, codes of conduct and ethics, as well as certain company policies.
The contents of our websites are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

17 | Shake Shack Inc. Form 10-K

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
RISKS RELATED TO OUR GROWTH STRATEGIES AND OPERATIONS

Our long-term success is dependent on the selection, design and execution of appropriate business strategies.
We operate in a highly competitive and ever-changing environment. Our long-term success is dependent on our ability to identify, develop and execute appropriate business strategies within this environment. Our current strategies include:

▪	opening new domestic company-operated Shacks;

▪	capitalizing on our outsized brand awareness;

▪	growing same-Shack sales; and

▪	opportunistically increasing our licensed Shacks, both domestically and abroad.
We may experience challenges in achieving the goals we have set and we may be unsuccessful in executing on our strategies once identified. Conversely, we may also execute on poorly designed strategies that prove to be ineffective or require us to make substantial changes to our strategy in order to produce the desired results. Our strategies may expose us to additional risks and strategies that have been successful for us in the past may fail to be so in the future. We may incur significant costs and damage our brand if we are unable to identify, develop and execute on appropriate business strategies, which could have a material adverse impact on our business and results of operations.
Our primary growth strategy is highly dependent on the availability of suitable locations and our ability to develop and open new Shacks on timely basis and on terms attractive to us.
One of the key means of achieving our growth strategies will be through opening and operating new Shacks on a profitable basis for the foreseeable future. We must identify target markets where we can enter or expand, taking into account numerous factors such as the location of our current Shacks, the target consumer base, population density, demographics, traffic patterns, competition, geography and information gathered from our various contacts. We may not be able to open our planned new Shacks within budget or on a timely basis, if at all, given the uncertainty of these factors, which could adversely affect our business, financial condition and results of operations. As we operate more Shacks, our rate of expansion relative to the size of our Shack base will eventually decline.
The number and timing of new Shacks opened during any given period may be negatively impacted by a number of factors including:

▪	the identification and availability of attractive sites for new Shacks;

▪	difficulty negotiating suitable lease terms;

▪	shortages of construction labor or materials;

▪	recruitment and training of qualified personnel in the local market;

▪	our ability to obtain all required governmental permits, including zonal approvals, on a timely basis;

▪	our ability to control construction and development costs of new Shacks;

▪	competition in new markets, including competition for appropriate sites;

Shake Shack Inc. Form 10-K | 18

▪	failure of the landlords to timely deliver real estate to us and other landlord delays;

▪	the proximity of potential sites to an existing Shack, and the impact of cannibalization on future growth;

▪	anticipated commercial, residential and infrastructure development near our new Shacks; and

▪	the cost and availability of capital to fund construction costs and pre-opening costs.
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
We plan to open domestic company-operated Shacks in markets where we have little or no operating experience. Shacks we open in new markets may take longer to reach expected Shack sales and profit levels on a consistent basis, are likely to be less profitable on average than our current base of Shacks and may have higher construction, occupancy or operating costs than Shacks we open in existing markets. New markets may have competitive conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets. We may need to make greater investments than we originally planned in advertising and promotional activity in new markets to build brand awareness. We may find it more difficult in new markets to hire, motivate and keep qualified employees who share our values. We may also incur higher costs from entering new markets if, for example, we assign area directors to manage comparatively fewer Shacks than we assign in more developed markets. Also, until we attain a critical mass in a market, the Shacks we do open will incur higher food distribution costs and reduced operating leverage. As a result, these new Shacks may be less successful or may achieve target Shack-level operating profit margins at a slower rate, if ever. If we do not successfully execute our plans to enter new markets, our business, financial condition or results of operations could be adversely affected. In addition, we plan to continue to expand into new international markets, which can pose similar and additional challenges in opening new Shacks.
New Shacks, once opened, may not be profitable, and may negatively affect Shack sales at our existing Shacks.
Our results have been, and in the future may continue to be, significantly impacted by the timing of new Shack openings (often dictated by factors outside of our control), including landlord delays, associated Shack pre-opening costs and operating inefficiencies, as well as changes in our geographic concentration due to the opening of new Shacks. We typically incur the most significant portion of pre-opening costs associated with a given Shack within the three months preceding the opening of the Shack. Our experience has been that labor and operating costs associated with a newly opened Shack for the first several months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of Shack sales. Our new Shacks commonly take eight to 12 weeks to reach target operating levels due to inefficiencies typically associated with new Shacks, including the training of new personnel, new market learning curves, inability to hire sufficient qualified staff and other factors. We may incur additional costs in new markets, particularly for transportation and distribution, which may impact the profitability of those Shacks. Although we have specific target operating and financial metrics, new Shacks may not meet these targets or may take longer than anticipated to do so. Any new Shacks we open may not be profitable or achieve operating results similar to those of our existing Shacks, which could adversely affect our business, financial condition or results of operations.
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
Additionally, many of our current domestic company-operated Shacks are located in urban markets. As we expand, this percentage will decline and as a result we may not be able to maintain our current average unit volumes ("AUVs") and Shack-level operating profit margins and our business, financial condition and results of operations may be adversely affected.

19 | Shake Shack Inc. Form 10-K

If we are unable to maintain and grow Shack sales at our existing Shacks, our financial performance could be adversely affected.
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
Our mission to Stand For Something Good subjects us to risks.
Our mission to Stand For Something Good is a significant part of our business strategy and who we are as a company. It's our commitment to all that is good in the world and reflection of how we embrace our values both internally and externally. We pride ourselves on sourcing premium ingredients from like-minded producers—all natural proteins, vegetarian fed, humanely raised and source verified, with no hormones or antibiotics. We are dedicated to using sustainable materials and equipment whenever possible, such as handmade tabletops constructed from reclaimed bowling alleys. We also strive to be the best employer and a good citizen in each community we call home.
We do, however, face many challenges in carrying out or mission to Stand For Something Good. We incur higher costs and other risks associated with paying above-average wages to our employees and purchasing high quality ingredients grown or raised with an emphasis on quality, sustainability and other responsible practices. As a result, our food and labor costs may be significantly higher than other companies who do not source high quality ingredients or pay above minimum wage. Additionally, the supply for high quality ingredients may be limited and it may take us longer to identify and secure relationships with suppliers that are able to meet our quality standards and have sufficient quantities to support our growing business. If we are unable to obtain a sufficient and consistent supply for our ingredients on a cost-effective basis, our food costs could increase or we may experience supply interruptions which could have an adverse effect on our operating margins. Additionally, some of our competitors have recently announced initiatives to offer better quality ingredients, such as antibiotic-free meat. If this trend continues, it could further limit our supply for certain ingredients and we may lose our competitive advantage as it will be more difficult to differentiate ourselves.
Because we hold ourselves to such high standards, and because we believe our guests have come to have high expectations of us, we may be more severely affected by negative reports or publicity if we fail, or are believed to have failed, to comply with our own standards. The damage to our reputation may be greater than other companies that do not have similar values as us, and it may take us longer to recover from such an incident and gain back the trust of our guests. Our mission to Stand For Something Good also exposes us to criticism from special interest groups who have different opinions regarding certain food issues or who believe we should pursue different strategies and goals. Any adverse publicity that results from such criticism could damage our brand and adversely affect customer traffic.
We believe that our Stand For Something Good philosophy has been a major contributing factor in our past success because we believe consumers are increasingly more focused on where their food comes from and how it's made, and that consumers want to associate themselves with brands whose ethos matches that of their own. However, if these trends change we may no longer be able to successfully compete with other restaurants who share different values than us.
If we fail to maintain our corporate culture, our relationships with our employees and guests could be negatively affected.
We take great pride in our culture and believe that it is the single most important factor in our success. We believe that our culture of Enlightened Hospitality and our mission to Stand For Something Good creates a truly differentiated experience for our guests and is one of the reasons guests choose to dine with us and employees choose us as a place of employment. If we are unable to maintain our culture, especially as we continue to rapidly grow and expand in new markets, our reputation may be damaged, we may lose the trust of our guests, employee morale may be diminished and we may experience difficulty recruiting and retaining qualified employees. Any of these factors could have a material adverse effect on our business and results of operations.

Shake Shack Inc. Form 10-K | 20

Our failure to manage our growth effectively could harm our business and operating results.
Our growth plan includes opening a significant number of new Shacks. Our existing personnel, management systems, financial and management controls and information systems may not be adequate to support our planned expansion. Our ability to manage our growth effectively will require us to continue to enhance these systems, procedures and controls and to locate, hire, train and retain management and operating personnel, particularly in new markets. We may not be able to respond on a timely basis to all of the changing demands that our planned expansion will impose on management and on our existing infrastructure, or be able to hire or retain the necessary management and operating personnel, which could harm our business, financial condition or results of operations. These demands could cause us to operate our existing business less effectively, which in turn could cause a deterioration in the financial performance of our existing Shacks. If we experience a decline in financial performance, we may decrease the number of or discontinue Shack openings, or we may decide to close Shacks that we are unable to operate in a profitable manner.
We have a limited number of suppliers for our major products and rely on one distribution company for the majority of our domestic distribution needs. If our suppliers or distributor are unable to fulfill their obligations under our arrangements with them, we could encounter supply shortages and incur higher costs.
We have a limited number of suppliers for our major ingredients, including beef patties, potato buns, custard, portobello mushrooms and cheese sauce. In fiscal 2015, we purchased all of our (i) ground beef patties from five suppliers, with approximately 76% of our ground beef patties supplied by one supplier; (ii) potato buns directly from one supplier, which operates two facilities; (iii) custard base from one supplier; (iv) 'Shroom Burgers from two suppliers, with approximately 67% of our 'Shroom Burgers supplied by one supplier; and (v) ShackSauce from two suppliers, with approximately 92% of our ShackSauce supplied by one supplier. Due to this concentration of suppliers, the cancellation of our supply arrangements with any one of these suppliers or the disruption, delay or inability of these suppliers to deliver these major products to our Shacks may materially and adversely affect our results of operations while we establish alternate distribution channels. In addition, if our suppliers fail to comply with food safety or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted. We cannot assure you that we would be able to find replacement suppliers on commercially reasonable terms or a timely basis, if at all.
We contract with one distributor, which we refer to as our "broadline" distributor, to provide virtually all of our food distribution services in the United States. As of December 30, 2015, approximately 88% of our core food and beverage ingredients and 100% of our paper goods and chemicals, collectively representing 45% of our purchases, were processed through our broadline distributor for distribution and delivery to each Shack. As of December 30, 2015, we were utilizing ten affiliated distribution centers and each distribution center carries two to three weeks of inventory for our core ingredients. In the event of a catastrophe, such as a fire, our broadline distributor can supply the Shacks affected by their respective distribution center from another affiliated distribution center. If a catastrophe, such as a fire, were to occur at the distribution center that services the Shacks located in New York and New Jersey, we would be at immediate risk of product shortages because that distribution center supplies 39% of our domestic company-operated Shacks as of December 30, 2015, which collectively represented 49% of our Shack sales for fiscal 2015. The other nine distribution centers collectively supply the other approximately 61% of our domestic company-operated Shacks which represented the remaining 51% of our Shack sales.
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

21 | Shake Shack Inc. Form 10-K

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
We rely heavily on social media for many of our marketing efforts. If consumer sentiment towards social media changes or a new medium of communication becomes more mainstream, we may be required to fundamentally change our current marketing strategies which could require us to incur significantly more costs.
Some of marketing initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenues. Additionally, some of our competitors have greater financial resources, which enable them to spend significantly more on marketing and advertising than we are able to at this time. Should our competitors increase spending on marketing and advertising or our marketing funds decrease for any reason, or should our advertising and promotions be less effective than those of our competitors, there could be a material adverse effect on our results of operations and financial condition.
We rely on a limited number of licensees for the operation of our licensed Shacks, and we have limited control with respect to the operations of our licensed Shacks, which could have a negative impact on our reputation and business.
We rely, in part, on our licensees and the manner in which they operate their Shacks to develop and promote our business. As of December 30, 2015, two licensees operated all of our domestic licensed Shacks and two licensees operated all of our international licensed Shacks, including Alshaya, which, through affiliated and unaffiliated third party sub-licensees, operated all of our international licensed Shacks with the exception of our Tokyo Shack. Our licensees are required to operate their Shacks according to the specific guidelines we set forth that are essential to maintaining brand integrity and reputation as well as in accordance with all laws and regulations applicable to Shake Shack and its subsidiaries, and all laws and regulations applicable in the countries in which we operate. We provide training to these licensees to integrate them into our operating strategy and culture. However, since we do not have day-to-day control over all of these Shacks, we cannot give assurance that there will not be differences in product and service quality, operations, marketing or profitably or that there will be adherence to all of our guidelines and applicable laws at these Shacks. In addition, if our licensees fail to make investments necessary to maintain or improve their Shacks, guest preference for the Shake Shack brand could suffer. Failure of these Shacks to operate effectively could adversely affect our cash flows from those operations or have a negative impact on our reputation or our business.
Given the relatively small number of licensees with which we do business, the success of our licensed operations depends on our ability to establish and maintain good relationships with our licensees. In particular, our relationship with Alshaya, who operates the majority of our international licensed Shacks and has an exclusive right to open new Shacks in certain markets. The value of our brand and the rapport that we maintain with our licensees are important factors for potential licensees considering doing business with us. If we are unable to maintain good relationships with licensees, we may be unable to renew license agreements and opportunities for developing new relationships with additional licensees may be adversely affected. This, in turn, could have an adverse effect on our results of operations.

Shake Shack Inc. Form 10-K | 22

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
RISKS RELATED TO OPERATING IN THE RESTAURANT INDUSTRY

Incidents involving food safety and food-borne illnesses could adversely affect guests' perception of our brand, result in lower sales and increase operating costs.
Food safety is a top priority, and we dedicate substantial resources to ensure the safety and quality of the food we serve. Nevertheless, we face food safety risks, including the risk of food-borne illness and food contamination, which are common both in the restaurant industry and the food supply chain and cannot be completely eliminated. We rely on third-party food suppliers and distributors to properly handle, store and transport our ingredients to our Shacks. Any failure by our suppliers, or their suppliers, could cause our ingredients to be contaminated, which may be difficult to detect before the food is served. Additionally, the risk of food-borne illness may also increase whenever our food is served outside of our control, such as by third-party delivery services.
Regardless of the source or cause, any report of food-borne illnesses or food safety issues, whether or not accurate, at one or more of our Shacks, including Shacks operated by our licensees, could adversely affect our brand and reputation, which in turn could result in reduced guest traffic and lower sales. Additionally, we believe that, because our mission to Stand For Something Good promotes the use of higher quality ingredients, our guests have high expectations of us and we could be more severely affected by incidents of food-borne illnesses or food safety issues than some of our competitors who do not promote such standards. We may also have a more difficult time recovering from a food-borne illness incident and may be required to incur significant costs to repair our reputation.
If any of our guests become ill from food-borne illnesses, we could be forced to temporarily close one or more Shacks. Furthermore, any instances of food contamination, whether or not at our Shacks, could subject us or our suppliers to voluntary or involuntary food recalls and the costs to conduct such recalls could be significant and could interrupt our supply to unaffected Shacks or increase the cost of our ingredients.
Additionally, consumer preferences could be affected by health concerns about the consumption of beef, our key ingredient. For example, if a pathogen, such as "mad cow disease," or other virus, bacteria, parasite or toxin infects the food supply (or is believed to have infected the food supply), regardless of whether our supply chain is affected, guests may actively avoid consuming certain ingredients. A negative report or negative publicity surrounding such an incident, whether related to one of our Shacks or to a competitor in the industry, may have an adverse impact on demand for our food and could result in a material decrease in guest traffic and lower sales.

23 | Shake Shack Inc. Form 10-K

Rising labor costs and difficulties recruiting and retaining the right team members could adversely affect our business.
We believe that our culture is the single most important factor to our success. Therefore, our success depends, in part, on our ability to attract, motivate and retain a sufficient number of qualified managers and team members to meet the needs of our existing Shacks and to staff new Shacks. We aim to hire people who have integrity, who are warm, friendly, motivated, caring, self-aware and intellectually curious—what we call "51%'ers." 51%'ers are excited and committed to championship performance, remarkable and enriching hospitality, embodying our culture, and actively growing themselves and the brand. In many markets, competition for qualified individuals is intense and we may be unable to identify and attract a sufficient number of individuals to meet our growing needs, especially in markets where our brand is less established. As a result, because we aim to hire the best people, we may be required to pay higher wages and provide greater benefits. We currently start all team members above minimum wage and this commitment to taking care of our team may cause us to incur higher labor costs compared to other restaurant companies. Additionally, several states in which we operate have enacted minimum wage increases and it is possible that other states or the federal government could also enact minimum wage increases. In response, we implemented a company-wide increase in the starting wage of all our hourly team members, effective January 1, 2016, which will cause an increase to our labor and related expenses and could cause Shack-level operating profit margins to decline. As more minimum wage increases or other legislation relating to employee benefits are enacted, such as the Affordable Care Act, we may be required implement additional pay increases or offer additional benefits in the future in order to continue to attract and retain the most qualified people, which may put further pressure on our operating margins by increasing costs.
We place a heavy emphasis on the qualification and training of our team members and spend a significant amount of time and money training our employees. Any inability to recruit and retain qualified individuals may result in higher turnover and increased labor costs, and could compromise the quality of our service, all of which could adversely affect our business. Any such inability could also delay the planned openings of new Shacks and could adversely impact our existing Shacks. Any such inability to retain or recruit qualified employees, increased costs of attracting qualified employees or delays in Shack openings could adversely affect our business and results of operations.
Increased food commodity and energy costs could decrease our Shack-level operating profit margins or cause us to limit or otherwise modify our menu, which could adversely affect our business.
Our profitability depends, in part, on our ability to anticipate and react to changes in the price and availability of food commodities, including among other things beef, poultry, grains, dairy and produce. Prices may be affected due to market changes, increased competition, the general risk of inflation, shortages or interruptions in supply due to weather, disease or other conditions beyond our control, or other reasons. For example, in 2015 an avian flu outbreak decimated the laying hen population in certain regions of the United States, which significantly increased the price of eggs, a significant ingredient in our custard base. Other events could increase commodity prices or cause shortages that could affect the cost and quality of the items we buy or require us to further raise prices or limit our menu options. These events, combined with other more general economic and demographic conditions, could impact our pricing and negatively affect our Shack sales and Shack-level operating profit margins. While we have been able to partially offset inflation and other changes in the costs of core operating resources by gradually increasing menu prices, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. From time to time, competitive conditions could limit our menu pricing flexibility. In addition, macroeconomic conditions could make additional menu price increases imprudent. There can be no assurance that future cost increases can be offset by increased menu prices or that increased menu prices will be fully absorbed by our guests without any resulting change to their visit frequencies or purchasing patterns. In addition, there can be no assurance that we will generate same-Shack sales growth in an amount sufficient to offset inflationary or other cost pressures.
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

Shake Shack Inc. Form 10-K | 24

more general economic and demographic conditions, as well as the responses of our competitors and guests. All of these things may be difficult to predict and beyond our control. In this manner, increased costs could adversely affect our results of operations.
Shortages or interruptions in the supply or delivery of food products could adversely affect our operating results.
We are dependent on frequent deliveries of food products that meet our exact specifications. Shortages or interruptions in the supply of food products caused by problems in production or distribution, inclement weather, unanticipated demand or other conditions could adversely affect the availability, quality and cost of ingredients, which would adversely affect our operating results.
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
We currently have five approved sources of raw beef in the United States. If there is a supply issue with all U.S. raw beef, we have 17 approved suppliers in other countries. The risks to using international suppliers are shipping lead time, shipping costs, potential import duties and U.S. customs. It is unknown at this time how long it would take and at what cost the raw material would be to import from any such other country, but the delay and cost would likely be adverse to our business.
Our international licensed Shacks import most of our proprietary and other core ingredients from the United States and the European Union. If this international supply chain is interrupted, our international licensed operations could encounter supply shortages and incur higher costs.
Our international licensed Shacks import most of our proprietary ingredients from the United States and the European Union ("EU"). For example, our proprietary blend of beef patties and/or raw materials for beef patties originate from the United States and the EU as well as Australia. In addition, our potato buns are exclusively from the United States, and other key items such as crinkle cut fries and American cheese originate within the United States or the EU. While we have established secondary supply solutions for some of these ingredients, we have not acquired secondary supplies for all of them.
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

25 | Shake Shack Inc. Form 10-K

If our international licensed Shacks are unable to obtain our proprietary ingredients in the necessary amounts in a timely fashion as a result of logistics issues, sanctions or other challenges, it could harm its business and adversely affect the licensing fees we receive from Alshaya, adversely impacting our business and results of operations.
We face significant competition for guests, and if we are unable to compete effectively, our business could be adversely affected.
The restaurant industry is intensely competitive with many well-established companies that compete directly and indirectly with us with respect to taste, price, food quality, service, and value, design and location. We compete in the restaurant industry with multi-unit national, regional and locally-owned and/or operated limited-service restaurants and full-service restaurants. We compete with (i) "better burger" restaurants, (ii) fast casual restaurants, (iii) quick service restaurants and (iv) casual dining restaurants. Our competitors may operate company-owned restaurants, franchised restaurants or some combination. Many of our competitors offer breakfast, lunch and dinner, as well as dine-in, carry-out and delivery services. We may also compete with companies outside of the traditional restaurant industry, such as grocery store chains and delicatessens, especially those that target customers who seek high-quality food, as well as convenience food stores, cafeterias and other dining outlets. Many of our competitors have existed longer than we have and may have a more established market presence, better locations and greater name recognition nationally or in some of the local markets in which we operate or plan to open Shacks. Some of our competitors may also have significantly greater financial, marketing, personnel and other resources than we do. They may also operate more restaurants than we do and be able to take advantage of greater economies of scale than we can given our current size.
Our competition continues to intensify as new competitors enter both the burger and fast casual segments. Many of our competitors emphasize low cost "value meal" menu options or other programs that provide price discounts on their menu offerings, a strategy we do not pursue. We also face increasing competitive pressures from some of our competitors who have recently announced initiatives to offer better quality ingredients, such as antibiotic-free meat.
Additionally, changes in consumer tastes, nutritional and dietary trends, traffic patterns and the type, number, and location of competing restaurants often affect the restaurant business. Our sales could be impacted by changes in consumer preferences in response to dietary concerns, including preferences regarding items such as calories, sodium, carbohydrates or fat. Our competitors may react more efficiently and effectively to these changes than we can. We cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions or our ability to adapt our menu offerings to trends in eating habits.
Our continued success depends, in part, on the continued popularity of our menu and the experience we offer guests at our Shacks. If we are unable to continue to compete effectively on any of the factors mentioned above, our traffic, Shack sales and Shack-level operating profit margins could decline and our business, financial condition and results of operations would be adversely affected.
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
Generally, our leases are net leases that require us to pay our share of the costs of real estate taxes, utilities, building operating expenses, insurance and other charges in addition to rent. We generally cannot cancel these leases. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If we close a Shack, we may still be obligated to perform our monetary obligations under the applicable lease, including, among other things, payment of the base rent for the remaining lease term. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close Shacks in desirable locations. We depend on cash flows from operations to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities, and sufficient funds are not otherwise available to us from borrowings or other sources, we may not be able to service our lease obligations or fund our other liquidity and capital needs, which would materially affect our business.

Shake Shack Inc. Form 10-K | 26

Restaurant companies have been the target of class action lawsuits and other proceedings that are costly, divert management attention and, if successful, could result in our payment of substantial damages or settlement costs.
Our business is subject to the risk of litigation by employees, guests, suppliers, licensees, stockholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action and regulatory actions, is difficult to assess or quantify. In recent years, restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted from time to time alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal deductions, overtime eligibility of assistant managers and failure to pay for all hours worked. We were recently the subject of such an employment-related claim and there can be no assurance that we will not be named in any such lawsuit in the future or that we would not be required to pay substantial expenses and/or damages.
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
We are also subject in certain states to "dram shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance. Recent litigation against restaurant chains has resulted in significant judgments and settlements under dram shop statutes. Because these cases often seek punitive damages, which may not be covered by insurance, such litigation could have an adverse impact on our business, results of operations or financial condition. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and resources away from operations and hurt our financial performance. A judgment significantly in excess of our insurance coverage or not covered by insurance could have a material adverse effect on our business, results of operations or financial condition.

27 | Shake Shack Inc. Form 10-K

GENERAL BUSINESS AND ECONOMIC RISKS

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
Our financial performance is highly dependent on Shacks located in the Northeast and the New York City metropolitan area, which comprised approximately 50% (or 22 out of 44) of our total domestic company-operated Shacks as of December 30, 2015. As a result, adverse economic conditions in any of these areas could have a material adverse effect on our overall results of operations. In addition, given our geographic concentrations, negative publicity regarding any of our Shacks in these areas could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, terrorist attacks, increases in energy prices, inclement weather or natural or man-made disasters.
In particular, adverse weather conditions, such as regional winter storms, floods, severe thunderstorms and hurricanes, could negatively impact our results of operations. Temporary or prolonged Shack closures may occur and guest traffic may decline due to the actual or perceived effects of future weather related events.

Shake Shack Inc. Form 10-K | 28

If we are unable to maintain and update our information technology systems to meet the needs of our business, or if we experience a material failure or interruption in our systems, our business could be adversely impacted.
We rely heavily on information systems, including point-of-sale processing in our Shacks, for management of our supply chain, accounting, payment of obligations, collection of cash, credit and debit card transactions and other processes and procedures. As a rapidly growing business, our current information technology infrastructure may not be adequately suited to handle the increasing volume of data and additional information needs of our organization. If we are unable to successfully upgrade our information systems to meet the growing needs of our business, our growth could be adversely affected.
Additionally, as technology systems continue to evolve and as consumers adopt new technologies, we may need to enhance our systems or modify our strategies in order to remain relevant in our industry and to our guests. If we are unable to successfully identify and implement new and emerging technologies, our business could be adversely affected.
Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of our information technology systems. Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses and other disruptive problems. The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, expanding our systems as we grow or a breach in security of these systems could result in interruptions to or delays in our business and guest service and reduce efficiency in our operations. If our information technology systems fail and our redundant systems or disaster recovery plans are not adequate to address such failures, or if our business interruption insurance does not sufficiently compensate us for any losses that we may incur, our revenues and profits could be reduced and the reputation of our brand and our business could be materially adversely affected. In addition, remediation of such problems could result in significant, unplanned capital investments.
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
Like many other retail companies and because of the prominence of our brand, we have experienced, and will likely continue to experience, attempts to compromise our information technology systems, none of which have been successful. Additionally, the techniques and sophistication used to conduct cyber-attacks and breaches of information technology systems, as well as the sources and targets of these attacks, change frequently and are often not recognized until such attacks are launched or have been in place for a period of time. While we continue to make significant investment in physical and technological security measures, employee training, and third party services, designed to anticipate cyber-attacks and prevent breaches, our information technology networks and infrastructure or those of our third party vendors and other service providers could be vulnerable to damage, disruptions, shutdowns, or breaches of confidential information due to criminal conduct, employee error or malfeasance, utility failures, natural disasters or other catastrophic events. Due to these scenarios we cannot provide assurance that we will be successful in preventing such breaches or data loss.
Additionally, the information, security and privacy requirements imposed by governmental regulation are increasingly demanding. Our systems may not be able to satisfy these changing requirements and guest and employee expectations, or may require significant additional investments or time in order to do so. Efforts to hack or breach security measures, failures of systems or software to operate as designed or intended, viruses, operator error or inadvertent releases of data all threaten our and our service providers' information systems and records. A breach in the security of our information technology systems or those of our service providers could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits. Additionally, a significant theft, loss or misappropriation of, or access to, guests' or other proprietary data or other breach of our information technology systems could result in fines, legal claims or proceedings, including regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, which could disrupt our operations, damage our reputation and expose

29 | Shake Shack Inc. Form 10-K

us to claims from guests and employees, any of which could have a material adverse effect on our financial condition and results of operations.
Because a component of our strategy is to continue to grow our licensed business internationally, the risks of doing business internationally could lower our revenues, increase our costs, reduce our profits or disrupt our business.
Thirty-five of our 40 licensed Shacks as of December 30, 2015 are located outside the United States and we expect to continue to expand our licensed Shacks internationally. As a result, we are and will be, on an increasing basis, subject to the risks of doing business outside the United States, including:

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
Any or all of these factors may adversely affect the performance of and licensing revenues we receive from our licensed Shacks located in international markets. Our international licensed Shacks operate in several volatile regions that are subject to geopolitical and socio-political factors that pose risk to our business operations. In particular, our licensee has been negatively impacted by currency devaluation in Russia and we have seen a reduction in licensing revenue from our Russian Shacks. In addition, the economy of any region in which our Shacks are located may be adversely affected to a greater degree than that of other areas of the country or the world by certain developments affecting industries concentrated in that region or country. For example, our Shacks located in the Middle East have suffered from depressed oil prices in recent months with declines in sales in traffic experienced throughout the region. If conditions persist or worsen in any of these regions, it is possible that our licensee may choose to close one or more of these Shacks. While these factors and the impact of these factors are difficult to predict, any one or more of them could lower our revenues, increase our costs, reduce our profits or disrupt our business, and, as our international licensed operations increase, these risks will become more pronounced.
We depend on key members of our executive management team.
We depend on the leadership and experience of key members of our executive management team. The loss of the services of any of our executive management team members could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace such personnel on a timely basis or without incurring increased costs, or at all. We do not maintain key person life insurance policies on any of our executive officers. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified personnel. There is a high level of competition for experienced, successful personnel in our industry. Our inability to meet our executive staffing requirements in the future could impair our growth and harm our business.

Shake Shack Inc. Form 10-K | 30

Changes in economic conditions, both domestically and internationally, could materially affect our business, financial condition and results of operations.
The restaurant industry depends on consumer discretionary spending. During the economic downturn that began in 2008, disruptions in the overall economy, including the impact of the housing crisis, high unemployment, and financial market volatility and unpredictability, caused a related reduction in consumer confidence, which negatively affected the restaurant industry. These factors, as well as national, regional and local regulatory and economic conditions, gasoline prices, energy and other utility costs, inclement weather, conditions in the residential real estate and mortgage markets, health care costs, access to credit, disposable consumer income and consumer confidence, affect discretionary consumer spending. Additionally, because some of our Shacks are located in or near retail malls, general declines in mall traffic experienced by the retail industry in general could negatively affect us.
In poor economic conditions, guest traffic could be adversely impacted if our guests choose to dine out less frequently or reduce the amount they spend on meals while dining out. Reduced guest traffic could result in lower Shack sales and licensing revenue, as well as a decline in our profitability as we spread fixed costs across a lower level of Shack sales. Prolonged negative trends in sales could cause us and our licensees to, among other things, reduce the number and frequency of new Shack openings, close Shacks or delay remodeling of our existing Shacks or recognize asset impairment charges.
We may not be able to adequately protect our intellectual property, which, in turn, could harm the value of our brands and adversely affect our business.
Our ability to implement our business plan successfully depends in part on our ability to further build brand recognition using our trademarks, service marks, proprietary products and other intellectual property, including our name and logos and the unique character and atmosphere of our Shacks. We rely on U.S. and foreign trademark, copyright, and trade secret laws, as well as license agreements, non-disclosure agreements, and confidentiality and other contractual provisions to protect our intellectual property. Nevertheless, our competitors may develop similar menu items and concepts, and adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and other intellectual property.
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

31 | Shake Shack Inc. Form 10-K

Our insurance coverage and self-insurance reserves may not provide adequate levels of coverage against claims.
We maintain various insurance policies for employee health, workers' compensation, general liability, and property damage. We believe that we maintain insurance customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Such losses could have a material adverse effect on our business and results of operations.
Additionally, we are self-insured for our employee medical plan and we recognize a liability that represents our estimated cost of claims incurred but not reported as of the balance sheet date. Our estimated liability is based on a number of assumptions and factors, including actuarial assumptions and historical trends. Our history of claims experience is short and our significant growth rate could affect the accuracy of our estimates. If a greater amount of claims are reported, or if medial costs increase beyond what we expect, our liabilities may not be sufficient and we could recognize additional expense, which could adversely affect our results of operations.
REGULATORY AND LEGAL RISKS

We are subject to many federal, state and local laws, as well as other statutory and regulatory requirements, with which compliance is both costly and complex. Failure to comply with, or changes in these laws or requirements, could have an adverse impact on our business.
We are subject to extensive federal, state, local and foreign laws and regulations, as well as other statutory and regulatory requirements, including those related to:

▪	nutritional content labeling and disclosure requirements;

▪	food safety regulations;

▪	local licensure, building and zoning regulations;

▪	employment regulations;

▪	the Affordable Care Act;

▪	the Americans with Disabilities Act and similar state laws;

▪	laws and regulations related to our licensed operations; and

▪	U.S. Foreign Corrupt Practices Act and other similar anti-bribery and anti-kickback laws;
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
Nutritional Content Labeling and Disclosure Requirements
In recent years, there has been an increased legislative, regulatory and consumer focus on the food industry including nutritional and advertising practices. These changes have resulted in, and may continue to result in, the enactment of laws and regulations that impact the ingredients and nutritional content of our menu offerings, or laws and regulations requiring us to disclose the nutritional content of our food offerings. For example, a number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information to customers, or have enacted legislation restricting the use of certain types of ingredients in restaurants. Furthermore, the Patient Protection and Affordable Care Act of 2010 (the "PPACA") establishes a uniform, federal requirement for certain restaurants to post certain nutritional information on their menus. Specifically, the PPACA amended the Federal Food, Drug and Cosmetic Act to require certain chain restaurants to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context

Shake Shack Inc. Form 10-K | 32

of a total daily calorie intake. These new labeling laws may also change consumer buying habits in a way that adverse impacts our sales. Additionally, an unfavorable report on, or reaction to, our menu ingredients, the size of our portions or the nutritional content of our menu items could negatively influence the demand for our offerings.
Food Safety Regulations
There is also a potential for increased regulation of certain food establishments in the United States, where compliance with a Hazard Analysis and Critical Control Points ("HACCP") approach may now be required. HACCP refers to a management system in which food safety is addressed through the analysis and control of potential hazards from production, procurement and handling, to manufacturing, distribution and consumption of the finished product. Many states have required restaurants to develop and implement HACCP Systems, and the United States government continues to expand the sectors of the food industry that must adopt and implement HACCP programs. For example, FSMA granted the FDA new authority regarding the safety of the entire food system, including through increased inspections and mandatory food recalls. Although restaurants are specifically exempted from or not directly implicated by some of these new requirements, we anticipate that the new requirements may impact our industry. Additionally, our suppliers may initiate or otherwise be subject to food recalls that may impact the availability of certain products, result in adverse publicity or require us to take actions that could be costly for us or otherwise impact our business.
Local Licensure, Building and Zoning Regulations
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
Employment Regulations
We are subject to various federal and state laws governing our employment practices, including laws relating to minimum wage requirements, employee classifications as exempt or non-exempt, payroll and unemployment tax laws, requirements to provide meal and rest periods or other benefits, family leave mandates, requirements regarding working conditions and accommodations to certain employees, citizenship and work authorization requirements, insurance and workers' compensation rules and anti-discrimination laws. Compliance with these regulations is costly and requires significant resources. Additionally, we may suffer losses from or incur significant costs to defend claims alleging non-compliance.
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
The Affordable Care Act
With the passage in 2010 of the U.S. Patient Protection and Affordable Care Act (the "ACA"), we are required to provide affordable coverage, as defined in the ACA, to substantially all full-time employees, or otherwise be subject to potential excise tax penalties based on the affordability criteria in the ACA. Additionally, some states and localities have passed state and local laws mandating the provision of certain levels of health benefits by some employers. Increased health care and insurance costs, as well as the potential increase in participation by our employees who previously had not participated in our medical plan coverage, could have a material adverse effect on our business, financial condition and results of operations.

33 | Shake Shack Inc. Form 10-K

Americans with Disabilities Act and Similar State Laws
We are subject to the U.S. American with Disabilities Act ("ADA") and similar state laws, which, among other things, prohibits discrimination in employment and public accommodations on the basis of disability. Under the ADA, our Shacks are required to meet federally mandated requirements for the disabled and we could be required to incur expenses to modify our Shacks to provide service to, or make reasonable accommodations for the employment of, disabled persons. The expenses associated with these modifications, or any damages, legal fees and costs associated with resolving ADA-related complaints could be material.
Laws and Regulations Relating to Our Licensed Operations
Our licensing operations are subject to laws enacted by a number of states, rules and regulations promulgated by the U.S. Federal Trade Commission and certain rules and requirements regulating licensing activities in foreign countries. Failure to comply with new or existing licensing laws, rules and regulations in any jurisdiction or to obtain required government approvals could negatively affect our licensing sales and our relationships with our licensees.
U.S. Foreign Corrupt Practices Act and Similar Anti-Bribery and Anti-Kickback Laws
A significant portion of our licensed operations are located outside the United States. The U.S. Foreign Corrupt Practices Act, and other similar anti-bribery and anti-kickback laws and regulations, generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. While our license agreements mandate compliance with applicable law, we cannot assure you that we will be successful in preventing our employees or other agents from taking actions in violation of these laws or regulations. Such violations, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, results of operations and cash flows.
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
We may also be subject to audits of our income, sales and other transaction taxes by U.S. federal, state, local and foreign taxing authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.
Additionally, SSE Holdings is treated as a partnership for U.S. federal income tax purposes, and the SSE Holdings LLC Agreement restricts transfers of LLC Interests that would cause SSE Holdings to be treated as a "publicly traded partnership" for U.S. federal income tax purposes.  If the Internal Revenue Service ("IRS") were to contend successfully that SSE Holdings LLC should be treated as a “publicly traded partnership” for U.S. federal income tax purposes, SSE Holdings LLC would be treated as a corporation for U.S. federal income tax purposes and thus would be subject to entity-level tax on its taxable income, which could have a material adverse effect on our results of operations, financial position and cash flows.

Shake Shack Inc. Form 10-K | 34

RISKS RELATED TO OUR ORGANIZATIONAL STRUCTURE

Shake Shack is controlled by the Continuing SSE Equity Owners, whose interests may differ from those of our public stockholders.
As of December 30, 2015, the Continuing SSE Equity Owners control approximately 66.0% of the combined voting power of our common stock through their ownership of both our Class A and Class B common stock. The Continuing SSE Equity Owners, for the foreseeable future, have significant influence over corporate management and affairs, and control virtually all matters requiring stockholder approval. The Continuing SSE Equity Owners are able to, subject to applicable law, and the voting arrangements allow the Continuing SSE Equity Owners to, elect a majority of the members of our Board of Directors and control actions to be taken by us and our Board of Directors, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. It is possible that the interests of the Continuing SSE Equity Owners may in some circumstances conflict with our interests and the interests of our other stockholders. For example, the Continuing SSE Equity Owners may have different tax positions from us, especially in light of the agreement we entered into with the Continuing SSE Equity Owners that provides for the payment by us to the Continuing SSE Equity Owners of 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize (the "Tax Receivable Agreement"), that could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when Shake Shack should terminate the Tax Receivable Agreement and accelerate its obligations thereunder. In addition, the determination of future tax reporting positions, the structuring of future transactions and the handling of any future challenges by any taxing authorities to our tax reporting positions may take into consideration these Continuing SSE Equity Owners' tax or other considerations, which may differ from the considerations of us or our other stockholders.
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
We are a party to the Tax Receivable Agreement with the Continuing SSE Equity Owners. Under the Tax Receivable Agreement, we are required to make cash payments to the Continuing SSE Equity Owners equal to 85% of the tax benefits, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (i) the increases in the tax basis of assets of SSE Holdings resulting from any redemptions or exchanges of LLC Interests from the Continuing SSE Equity Owners and (ii) certain other tax benefits related to our making payments under the Tax Receivable Agreement.
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

35 | Shake Shack Inc. Form 10-K

The actual amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of redemptions or exchanges by the holders of LLC Interests, the amount of gain recognized by such holders of LLC Interests, the amount and timing of the taxable income we generate in the future, and the federal tax rates then applicable.
The Continuing SSE Equity Owners have the right to have their LLC Interests redeemed or exchanged into shares of Class A common stock, which may cause volatility in our stock price.
We have an aggregate of 180,210,741 shares of Class A common stock authorized but unissued, including 16,460,741 shares of Class A common stock issuable upon the redemption or exchange of LLC Interests held by the Continuing SSE Equity Owners. Subject to certain restrictions set forth in the SSE Holdings LLC Agreement, the Continuing SSE Equity Owners are entitled to have their LLC Interests redeemed or exchanged for shares of our Class A common stock.
We cannot predict the timing or size of any future issuances of our Class A common stock resulting from the redemption or exchange of LLC Interests or the effect, if any, that future issuances and sales of shares of our Class A common stock may have on the market price of our Class A common stock. Sales or distributions of substantial amounts of our Class A common stock, including shares issued in connection with an acquisition, or the perception that such sales or distributions could occur, may cause the market price of our Class A common stock to decline.
We are a "controlled company" within the meaning of the New York Stock Exchange listing standards. As a result, we will qualify for and rely on exemptions from certain corporate governance requirements. You will not have the same protections as are afforded to stockholders of companies that do not qualify for or rely on such exemptions.
(i) Daniel Meyer (including a trust affiliate), (ii) Gramercy Tavern Corp., which is controlled by Mr. Meyer, which we refer to collectively as the "GT," (iii) USHG, which, together with Mr. Meyer and GT, we refer to collectively as the "Meyer Group," (iv) certain affiliates of Leonard Green & Partners, L.P., which we refer to as "LGP," (v) certain affiliates of Select Equity Group, which we refer to as "SEG," and (vi) certain other Original SSE Equity Owners (collectively, the "Voting Group"), which collectively hold Class A common stock and Class B common stock representing approximately 62.4% of the combined voting power of our common stock, entered into the Stockholders Agreement with us. Pursuant to the terms of the Stockholders Agreement, until such time as no members of the Voting Group are entitled to designate individuals to be included in the slate of nominees recommended by our Board of Directors for election to our Board of Directors, or the Stockholders Agreement is otherwise terminated in accordance with its terms, the parties to the Stockholders Agreement agree to vote their shares of Class A common stock and Class B common stock in favor of the election of the nominees of certain members of the Voting Group to our Board of Directors upon their nomination by the nominating and corporate governance committee of our Board of Directors. As a result, the Voting Group has the ability to elect all of the members of our Board of Directors and, thereby, to control our management and affairs. The Stockholders Agreement further provides that, for so long as the Meyer Group collectively owns at least 10% of the total shares of our Class A and Class B common stock owned by it immediately following the consummation of the IPO, the approval of the Meyer Group is required for certain corporate actions, including change in control transactions, equity issuances and the hiring or termination of our Chief Executive Officer.
On account of the Stockholders Agreement and the aggregate voting power of the Voting Group, we are considered a "controlled company" for the purposes of the New York Stock Exchange. As such, we rely on certain exemptions from certain corporate governance requirements of the New York Stock Exchange, including the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors. We currently utilize, and intend to continue to utilize the exemptions set forth in clauses (i) and (ii) in the immediately preceding sentence. Accordingly, you will not have the same protections afforded to stockholders of companies that do not qualify for or rely on these exemptions.

Shake Shack Inc. Form 10-K | 36

We will continue to incur relatively outsized costs as a result of becoming a public company and in the administration of our complex organizational structure.
As a newly public company, we will incur significant legal, accounting, insurance and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We have also incurred and will continue to incur costs associated with compliance with the Sarbanes-Oxley Act and related rules implemented by the Securities and Exchange Commission ("SEC"). The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.
Our organizational structure, including our Tax Receivable Agreement, is very complex and we require the expertise of various tax, legal and accounting advisers to ensure compliance with applicable laws and regulations. We have and will continue to incur significant expenses in connection with the administration of our organizational structure. As a result, our expenses for legal, tax and accounting compliance may be significantly greater than other companies of our size that do not have a similar organizational structure or a tax receivable agreement in place.
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

37 | Shake Shack Inc. Form 10-K

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
The continued operation and expansion of our business will require substantial funding. Accordingly, we do not currently expect to pay any cash dividends on shares of our Class A common stock. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our Board of Directors deems relevant. We are a holding company, and substantially all of our operations are carried out by SSE Holdings and its subsidiaries. Under the Revolving Credit Facility, SSE Holdings is currently restricted from paying cash dividends, and we expect these restrictions to continue in the future. Our ability to pay dividends may also be restricted by the terms of any future credit agreement or any future debt or preferred equity securities of ours or of our subsidiaries. Accordingly, if you purchase shares in this offering, realization of a gain on your investment will depend on the appreciation of the price of our Class A common stock, which may never occur. Investors seeking cash dividends in the foreseeable future should not purchase our Class A common stock.

Shake Shack Inc. Form 10-K | 38

RISKS RELATED TO OUR TAX RECEIVABLE AGREEMENT

We are a holding company and our principal asset is our interest in SSE Holdings, and, accordingly, we will depend on distributions from SSE Holdings to pay our taxes and expenses, including payments under the Tax Receivable Agreement. SSE Holdings' ability to make such distributions may be subject to various limitations and restrictions.
We are a holding company and have no material assets other than our ownership interest in SSE Holdings. As such, we will have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses or declare and pay dividends in the future, if any, will be dependent upon the distributions we receive from SSE Holdings. There can be no assurance that SSE Holdings will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in our debt instruments, will permit such distributions.
SSE Holdings will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to its members, including us. Accordingly, we will incur income taxes on our allocable share of any net taxable income of SSE Holdings. Under the terms of the SSE Holdings LLC Agreement, SSE Holdings is obligated to make tax distributions to its members, including us. In addition to tax expenses, we will also incur expenses related to our operations, including payments under the Tax Receivable Agreement, which we expect will be significant. We intend, as its managing member, to cause SSE Holdings to make cash distributions to its members in an amount sufficient to (i) fund all or part of their tax obligations in respect of taxable income allocated to them and (ii) cover our operating expenses, including payments under the Tax Receivable Agreement. However, SSE Holdings' ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which SSE Holdings is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering SSE Holdings insolvent. If we do not have sufficient funds to pay our tax and other liabilities or to fund our operations, we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement. In addition, if SSE Holdings does not have sufficient funds to make distributions, our ability to declare and pay cash dividends will also be restricted or impaired.
In certain cases, payments under the Tax Receivable Agreement to the Continuing SSE Equity Owners may be accelerated or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement.
The Tax Receivable Agreement provides that, upon certain mergers, asset sales, other forms of business combinations or other changes of control or if, at any time, we elect an early termination of the Tax Receivable Agreement, our obligations, or our successor's obligations, under the Tax Receivable Agreement to make payments thereunder would be based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement.
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

39 | Shake Shack Inc. Form 10-K

We will not be reimbursed for any payments made to the Continuing SSE Equity Owners under the Tax Receivable Agreement in the event that any tax benefits are disallowed.
Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, and the IRS or another tax authority may challenge all or part of the tax basis increases, as well as other related tax positions we take, and a court could sustain such challenge. If the outcome of any such challenge would reasonably be expected to materially affect a recipient's payments under the Tax Receivable Agreement, then we will not be permitted to settle or fail to contest such challenge without the consent (not to be unreasonably withheld or delayed) of each Continuing SSE Equity Owner that directly or indirectly owns at least 10% of the outstanding LLC Interests. We will not be reimbursed for any cash payments previously made to the Continuing SSE Equity Owners under the Tax Receivable Agreement in the event that any tax benefits initially claimed by us and for which payment has been made to a Continuing SSE Equity Owner are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us to a Continuing SSE Equity Owner will be netted against any future cash payments that we might otherwise be required to make to such Continuing SSE Equity Owner under the terms of the Tax Receivable Agreement. However, we might not determine that we have effectively made an excess cash payment to a Continuing SSE Equity Owner for a number of years following the initial time of such payment and, if any of our tax reporting positions are challenged by a taxing authority, we will not be permitted to reduce any future cash payments under the Tax Receivable Agreement until any such challenge is finally settled or determined. As a result, payments could be made under the Tax Receivable Agreement in excess of the tax savings that we realize in respect of the tax attributes with respect to a Continuing SSE Equity Owner that are the subject of the Tax Receivable Agreement.
Item 1B. Unresolved Staff Comments.
None.

Shake Shack Inc. Form 10-K | 40

Item 2. Properties.
Our home office is located at 24 Union Square East, 5th Floor, New York, NY 10003. We lease our home office, which is approximately 10,500 square feet and all of our domestic company-operated Shacks. We do not own any real property, nor do we own or lease any property related to our licensed operations. The following table sets forth the number of company-owned and licensed Shacks by geographic location as of December 30, 2015.

	Company Operated	Licensed	Total
Connecticut	2	—	2
District of Columbia	3	1	4
Florida	5	—	5
Georgia	1	—	1
Illinois	3	—	3
Maryland	1	—	1
Massachusetts	4	—	4
Nevada	2	—	2
New Jersey	3	—	3
New York	14	4	18
Pennsylvania	3	—	3
Texas	2	—	2
Virginia	1	—	1
DOMESTIC	44	5	49
Japan	—	1	1
Kuwait	—	7	7
Lebanon	—	2	2
Qatar	—	2	2
Russia	—	3	3
Saudi Arabia	—	2	2
Turkey	—	4	4
United Arab Emirates	—	10	10
United Kingdom	—	4	4
INTERNATIONAL	—	35	35
SYSTEM-WIDE	44	40	84

41 | Shake Shack Inc. Form 10-K

Item 3. Legal Proceedings
In November 2015, we met with a law firm representing two former Shake Shack managers who alleged that Shake Shack improperly classified its restaurant managers as exempt. Although we have always believed that our managers are properly classified as exempt under both federal and state laws, and have always intended to defend any such lawsuits vigorously, we agreed to mediate the matter. At the conclusion of the meeting, the parties entered into a Memorandum of Understanding, and the Company agreed to create a fund of $0.8 million to settle the matter. In exchange, all participating managers (former and current), including the two former managers, will release Shake Shack from all federal and/or state wage and hour claims that may exist through the settlement date. As part of the settlement process, the law firm filed a Complaint on March 17, 2016 with the Supreme Court of the State of New York (the “Court”), and within the coming weeks will file the final settlement agreement with the Court as well as a motion seeking the Court’s preliminary approval of the settlement. As of December 30, 2015, we recognized a liability of $0.8 million for this matter and related expenses.
We are subject to various legal proceedings, claims and liabilities, such as employment-related claims and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance. As of December 30, 2015, the amount of ultimate liability with respect to these matters was not material.
Item 4. Mine Safety Disclosures.
Not applicable.

Shake Shack Inc. Form 10-K | 42

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
MARKET INFORMATION

On January 30, 2015, our Class A common stock began trading on the New York Stock Exchange under the symbol "SHAK." Prior to that time, there was no public market for our stock. The table below sets forth the high and low sales prices of our common stock as reported on the New York Stock Exchange during each quarter of 2015.

	2015
	High	Low
First Quarter (January 30, 2015 – April 1, 2015)	$52.50	$38.63
Second Quarter	$96.75	$47.80
Third Quarter	$75.90	$41.50
Fourth Quarter	$53.50	$37.60
Our Class B common stock is not listed nor traded on any stock exchange.
HOLDERS OF RECORD

As of March 16, 2016, there were 49 shareholders of record of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or "street name" accounts through brokers. As of March 16, 2016, there were 44 shareholders of record of our Class B common stock.
DIVIDEND POLICY

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

43 | Shake Shack Inc. Form 10-K

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY INCENTIVE PLANS

The following table provides information about our compensation plans under which our Class A common stock is authorized for issuance, as of December 30, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans
Equity compensation plans approved by security holders(1)	2,574,981	$21.00	3,290,541

(1)	Includes awards granted and available to be granted under our 2015 Incentive Award Plan.
STOCK PERFORMANCE GRAPH

The following graph and table illustrate the total return from January 30, 2015 through December 30, 2015, for (i) our Class A common stock, (ii) the Standard and Poor's 500 Index, and (iii) the Standard and Poor’s 600 Restaurants Index, assuming an investment of $100 on January 30, 2015 including the reinvestment of dividends.

	January 30 2015	April 1 2015	July 1 2015	September 30 2015	December 30 2015
Shake Shack Inc. Class A common stock	$100.00	$105.45	$130.81	$103.27	$87.06
S&P 500 Index	100.00	104.07	104.36	97.64	104.52
S&P 600 Restaurants Index	100.00	103.71	105.67	95.90	93.49

44 | Shake Shack Inc. Form 10-K

RECENT SALE OF UNREGISTERED SECURITES AND USE OF PROCEEDS FROM REGISTERED SECURITIES

Recent Sale of Unregistered Securities
Simultaneously with the consummation of the IPO, we issued to the Original SSE Equity Owners 30,160,694 shares of Class B common stock (and a like amount of LLC Interests). Subsequent to the IPO, we acquired certain affiliates of the Former SSE Equity Owners, by merger, for which we issued 5,968,841 shares of our Class A common stock and canceled 5,968,841 shares of Class B common stock held by those entities. The issuances of the Class B common stock and the Class A common stock described in this paragraph were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.
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
As sole managing member of SSE Holdings, we caused SSE Holdings to use the proceeds it received as follows: (i) to pay fees and expenses of approximately $6.2 million in connection with the IPO and the Organizational Transactions, (ii) to repay the outstanding borrowings under our Revolving Credit Facility of approximately $36.0 million, including approximately $21.9 million of borrowings used to pay a distribution to certain of the Original SSE Equity Owners prior to the offering (iii) to pay an additional distribution in the amount of $11.1 million to certain of the Original SSE Equity Owners; and (iii) approximately $59.0 million for general corporate purposes, including opening new Shacks and renovating existing Shacks.
The $11.1 million additional distribution paid by SSE Holdings to the certain of the Original SSE Equity Owners include direct payments to certain directors, executive officers and beneficial owners of 10% or more of our common stock.
There has been no material change in the use of proceeds as described in the final prospectus filed on January 30, 2015.

45 | Shake Shack Inc. Form 10-K

Secondary Offering
In August 2015, we completed a secondary offering of 4,000,000 shares of our Class A common stock at a price of $60.00 per share. All of the shares sold in the offering were offered by affiliates of the Former SSE Equity Owners and certain of the Continuing SSE Equity Owners (the "Selling Stockholders"). We did not receive any proceeds from the sale of shares of Class A common stock offered by the Selling Stockholders. The shares sold in the offering consisted of (i) 844,727 existing shares of Class A common stock held by the Former SSE Equity Owners and (ii) 3,155,273 newly-issued shares of Class A common stock issued in connection with the redemption of 3,155,273 LLC Interests by the Continuing SSE Equity Owners that participated in the offering. Simultaneously, and in connection with the redemption, 3,155,273 shares of Class B common stock were surrendered by the Continuing SSE Equity Owners and canceled. Additionally, in connection with the redemption, we received 3,155,273 LLC Interests, increasing our total ownership interest in SSE Holdings. Following the completion of the secondary offering, we own 42.0% of SSE Holdings and the Continuing SSE Equity Owners own the remaining 58.0% of SSE Holdings.

Shake Shack Inc. Form 10-K | 46

Item 6. Selected Financial Data.
The selected financial and operating data set forth below was derived from our audited consolidated financial statements and should be read in conjunction with Item 1A, "Risk Factors," Item 7, "Management's Discussion and Analysis of Financial and Results of Operations" and our audited consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data." The selected balance sheet data for prior year periods has been adjusted to reflect the adoption of Accounting Standards Update No. 17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"), which resulted in the reclassification of current deferred income taxes as non-current. The adoption had no impact on our consolidated statements of income or cash flows. See Note 1 to our consolidated financial statements included in Item 8.

(dollar amounts in thousands, except per share amounts)	2015	2014(1)	2013
Selected statement of income data:
Shack sales	$183,219	$112,042	$78,587
Licensing revenue	7,373	6,488	3,869
Shack-level operating expenses	130,345	85,181	58,168
General and administrative expenses	37,825	18,187	12,453
Pre-opening costs	5,430	6,105	2,334
Operating income	6,753	3,143	5,935
Net income	3,124	2,118	5,423
Net income (loss) attributable to Shake Shack Inc.	(8,776)	2,118	5,423

Per share data:
Earnings per share—basic	$(0.65)	$0.07	$0.18
Earnings per share—diluted	$(0.65)	$0.07	$0.18

Selected balance sheet data (at period end):
Cash and cash equivalents	$70,849	$2,677	$13,076
Total current assets	78,934	7,925	15,207
Total assets	379,547	82,962	55,219
Total current liabilities	24,005	48,177	7,205
Total debt	313	32,313	313
Total liabilities	222,528	70,362	17,832
Total equity	157,019	12,600	37,387

Selected cash flow data:
Net cash provided by operating activities	$41,258	$13,584	$12,924
Net cash used in investing activities	(34,514)	(28,515)	(16,194)
Net cash provided by financing activities	61,428	4,532	313

47 | Shake Shack Inc. Form 10-K

(dollar amounts in thousands)	2015	2014(1)	2013
Selected operating data:
System-wide sales(2)	$295,257	$217,442	$139,903
Same-Shack sales growth(3)	13.3%	4.1%	5.9%
Shacks in the comparable base	21	13	8
Average weekly sales(4):
Domestic company-operated	$96	$89	$96
Average unit volumes(5):
Domestic company-operated	$4,976	$4,611	$5,017
International licensed	$3,413	$4,588	$6,077
Shack-level operating profit(6)	$52,874	$26,861	$20,419
Shack-level operating profit margin(6)	28.9%	24.0%	26.0%
Adjusted EBITDA(7)	$41,118	$18,886	$14,459
Adjusted EBITDA margin(7)	21.6%	15.9%	17.5%
Shack counts (at end of period):
System-wide	84	63	40
Domestic company-operated	44	31	21
Domestic licensed	5	5	4
International licensed	35	27	15

(1)
We operate on a 52/53 week fiscal year that ends on the last Wednesday of the calendar year. Fiscal year 2014 was a 53-week year with the extra operating week (the "53rd week") falling in our fiscal fourth quarter. Fiscal 2015 and 2013 each contained 52 weeks.

(2)
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

(4)
Average weekly sales is calculated by dividing total Shack sales by the number of operating weeks for all Shacks in operation during the period. For Shacks that are not open for the entire period, we make fractional adjustments to the number of operating weeks used in the denominator such that it corresponds to the period of associated sales.

(5)
Average unit volumes ("AUVs") are calculated by dividing total sales by the number of Shacks open during the period. For Shacks that are not open for the entire period, fractional adjustments are made to the number of Shacks used in the denominator such that it corresponds to the period of associated sales.

(6)	See "Non-GAAP Measures—Shack-Level Operating Profit" on page 47 for additional information and a reconciliation to the most directly comparable GAAP financial measure.

(7)	See "Non-GAAP Measures—EBITDA and Adjusted EBITDA" on page 48 for additional information and a reconciliation to the most directly comparable GAAP financial measure.

Shake Shack Inc. Form 10-K | 48

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
OVERVIEW

Shake Shack is a modern day "roadside" burger stand serving a classic American menu of premium burgers, hot dogs, crispy chicken, crinkle-cut fries, shakes, frozen custard, beer and wine. Our fine dining heritage and commitment to community building, hospitality and the sourcing of premium ingredients have helped us pioneer what we believe is a new "fine casual" restaurant category. Fine casual couples the ease, value and convenience of fast casual concepts with the high standards of excellence grounded in fine dining—thoughtful ingredient sourcing and preparation, hospitality and quality.
Our mission is to Stand For Something Good® in all aspects of our business, including the exceptional team we hire and train, the premium ingredients making up our menu, our community engagement and the design of our Shacks. Stand For Something Good is a call to action for all of our stakeholders—our team, guests, communities, suppliers and investors—and we actively invite them all to share in this philosophy with us. This commitment drives our integration into the local communities in which we operate and fosters a deep and lasting connection with our guests.
FISCAL 2015 HIGHLIGHTS

Fiscal 2015 was a remarkable year for Shake Shack in many ways. We completed an initial public offering of 5,750,000 shares of our Class A common stock and received $112.3 million in net proceeds, which will provide the capital we need to continue growing our business for years to come. In fiscal 2015, we opened 13 domestic company-operated Shacks, successfully executing on our targeted growth plan for the year. We entered two new markets this year—Baltimore, Maryland, in the heart of Inner Harbor, and Austin, Texas at The Domain. We also deepened our roots in our current markets, opening Shacks in New York, New Jersey, Massachusetts, Illinois, Florida and Nevada. Internationally, we expanded our footprint by opening eight international licensed Shacks in six countries, including Russia, Kuwait, Qatar, the United Kingdom, and Saudi Arabia, as well as our first Shack in Japan, in Tokyo's renowned Meiji-Jingu Park. In December 2015, we also announced plans to enter South Korea with a new licensed partner with a development agreement that spans 25 Shacks in Korea over the next 10 years.
Fiscal 2015 marked a year of great achievements in menu innovation for us as well. We began a new limited time offering ("LTO") program where we plan to feature a new premium burger every six months. The ShackMeister Burger launched in January 2015, the first major burger to debut at Shake Shack since the SmokeShack in April 2012, and was a huge success, driving positive shifts in mix at a premium price point. We retired the ShackMeister Burger in July 2015 and introduced the Roadside Shack, which was

49 | Shake Shack Inc. Form 10-K

met with similar success. In January 2015, we also launched the Shake of the Week, an extension of our custard calendar where guests can enjoy seasonally changing flavors in creamy and deliciously dense shakes.
We also made great strides this past year in our mission to Stand For Something Good. In March 2015, we announced that all burger and hot dog buns served at Shacks around the world will be non-GMO and, in December 2015, we announced our commitment to transition to the use of cage-free eggs in our entire menu by the end of 2016.
Our fiscal 2015 results demonstrate the success of our various growth strategies. Our brand power and thoughtful approach to growth have resulted in strong Shack performance across a variety of geographic areas and formats. Some financial highlights for fiscal 2015 include:

▪	Total revenue increased 60.8% to $190.6 million.

▪	Shack sales increased 63.5% to $183.2 million.

▪	Same-Shack sales increased 13.3%.

▪	Shack-level operating profit margin*, a non-GAAP measure, increased 96.8% to $52.9 million, or 28.9% of Shack sales, a 490 basis point increase over prior year.

▪	Adjusted EBITDA*, a non-GAAP measure, increased 117.7% to $41.1 million.

▪	Net loss was $(8.8) million, or $(0.65) per diluted share.

▪	Adjusted pro forma net income*, a non-GAAP measure, increased 154.9% to $12.0 million, or $0.32 per fully exchanged and diluted share.

▪	21 system-wide Shack openings, comprised of 13 domestic company-operated Shacks and eight international licensed Shacks, representing a 33.3% increase in system-wide Shack count.
* Shack-level operating profit and adjusted EBITDA are non-GAAP measures. Reconciliations of Shack-level operating profit to operating income and adjusted EBITDA to net income, the most directly comparable financial measures presented in accordance with GAAP, are set forth on pages 41 and 42.
TRENDS IN OUR BUSINESS

We hit the ground running in fiscal 2016 with a strategic focus on driving long-term value creation—continuing to build the community gathering places our guests love, while innovating around our core menu, and further investing in the unique culture that differentiates and drives our company forward. We plan to continue to expand our business, drive Shack sales and enhance our competitive positioning by executing on the following strategies: (i) opening new domestic company-operated Shacks; (ii) capitalizing on our outsized brand awareness; (iii) growing same-Shack sales; and (iv) opportunistically increasing our licensed Shacks domestically and abroad.
Our primary means of growth will be opening new domestic company-operated Shacks and we believe we have a strong pipeline of Shacks for fiscal 2016. This year we will launch in four new major markets—Los Angeles, Phoenix/Scottsdale, Dallas and Minneapolis. We will also be growing our presence in existing markets with new Shacks planned in our home market, in Herald Square and the Fulton Transit Center in Manhattan, as well as in Queens, Long Island and other East Coast markets from Boston to Washington D.C. Internationally, we opened our first Shack in Oman in February 2016 and have great locations planned in the Middle East, London, Japan and now South Korea. We also plan to open one domestic licensed Shack in 2016 in Las Vegas' T-Mobile Arena.
While we believe that there is still ample room to grow our Shack-base in New York City, the majority of our domestic company-operated Shack growth is expected to occur outside of New York City. Because our historical average unit volumes ("AUVs") have been higher, due in large part to our concentration in urban markets, historical domestic company-operated AUVs are not a good measure of expected sales at new Shacks. As we continue to expand outside of our established markets, we expect average annual Shack sales to be between $2.8 million and $3.2 million per Shack with Shack-level operating profit margins in the 18% to 22% range ("target-volume Shacks"), which will reduce overall company-operated Shack AUVs and Shack-level operating profit margins. However, given the visibility we currently have into our pipeline for fiscal 2016, we expect the new Shacks to be opened in fiscal 2016 to average at least $3.3 million in annual Shack sales and achieve at least 22% Shack-level operating profit margins.

Shake Shack Inc. Form 10-K | 50

We will continue to embrace our fine-dining heritage and, although our core menu remains focused, we plan to continue supplementing it with targeted innovation. In January 2016, we launched the Chick'n Shack at all domestic company-operated Shacks. Since July 2015, this item was only offered in our three Brooklyn, NY Shacks. The guest feedback was extremely positive and it became a top five selling menu item, which gave us the confidence to plan a wider rollout. Although the Chick'n Shack sells at a premium, it requires more labor to produce and we expect our labor and related expenses to increase as a result. While the launch of Chick'n Shack is still in its early stages, we believe it may ultimately prove accretive to sales, traffic, and food costs.
While we believe there are significant opportunities ahead of us, we also face many challenges. In fiscal 2016 and the next few years, we believe our primary challenge will be rising labor costs. We believe that rising minimum wage legislation will affect the entire restaurant industry. Several states in which we operate have enacted minimum wage increases and it is possible that other states or the federal government could also enact minimum wage increases. In response, we implemented a company-wide increase in the starting wage of all our hourly team members, effective January 1, 2016, which will cause an increase to our labor and related expenses in 2016 and could cause Shack-level operating profit margins to decline. As more minimum wage increases are enacted, we may be required to implement additional pay increases or offer additional benefits in the future in order to continue to attract and retain the most qualified people, which may put further pressure on our operating margins.
With only 84 Shacks system-wide, as of December 30, 2015, we still have significant whitespace opportunity ahead of us. Despite the challenges we face, we believe that we are positioned well for future growth.
FISCAL 2016 OUTLOOK

For the fiscal year ending December 28, 2016, we currently expect the following:

▪	Total revenue to be between $237 million and $242 million.

▪	Same-Shack sales growth between 2.5% and 3.0%, with higher growth expected in the first half of fiscal 2016 due to the significant growth we experienced in the second half of fiscal 2015.

▪
At least 13 new domestic company-operated Shacks to be opened in 2016 (of the previously stated guidance of 14 new domestic company-operated Shacks, one was opened on the last day of fiscal 2015), with these new Shacks expected to have average annual sales volumes of at least $3.3 million and Shack-level operating profit margins of at least 22%.

▪
Seven licensed Shacks to be opened under the Company's current license agreements in the U.K., Middle East and Japan, as well as a new licensed Shack in Las Vegas' T-Mobile Arena (of the previously stated guidance of eight international licensed Shacks, two opened ahead of schedule in December 2015).

▪	As a percentage of Shack sales, approximately 100 to 150 basis points of deleverage in labor and related expenses on a year-over-year basis.

▪	Adjusted pro forma effective tax rate between 43% and 44%

51 | Shake Shack Inc. Form 10-K

RESULTS OF OPERATIONS

The following table summarizes our results of operations for fiscal 2015, 2014 and 2013:

(dollar amounts in thousands)	2015		2014(1)		2013
Shack sales	$183,219	96.1%	$112,042	94.5%	$78,587	95.3%
Licensing revenue	7,373	3.9%	6,488	5.5%	3,869	4.7%
TOTAL REVENUE	190,592	100.0%	118,530	100.0%	82,456	100.0%
Shack-level operating expenses(2):
Food and paper costs	54,079	29.5%	34,925	31.2%	23,865	30.4%
Labor and related expenses	44,752	24.4%	29,312	26.2%	20,096	25.6%
Other operating expenses	16,307	8.9%	11,191	10.0%	7,315	9.3%
Occupancy and related expenses	15,207	8.3%	9,753	8.7%	6,892	8.8%
General and administrative expenses	37,825	19.8%	18,187	15.3%	12,453	15.1%
Depreciation expense	10,222	5.4%	5,809	4.9%	3,541	4.3%
Pre-opening costs	5,430	2.8%	6,105	5.2%	2,334	2.8%
Loss on disposal of property and equipment	17	—%	105	0.1%	25	—%
TOTAL EXPENSES	183,839	96.5%	115,387	97.3%	76,521	92.8%
OPERATING INCOME	6,753	3.5%	3,143	2.7%	5,935	7.2%
Interest expense, net	325	0.2%	363	0.3%	52	0.1%
INCOME BEFORE INCOME TAXES	6,428	3.4%	2,780	2.3%	5,883	7.1%
Income tax expense	3,304	1.7%	662	0.6%	460	0.6%
NET INCOME	3,124	1.6%	2,118	1.8%	5,423	6.6%
Less: net income attributable to non-controlling interests	11,900	6.2%	—	—%	—	—%
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$(8,776)	(4.6)%	$2,118	1.8%	$5,423	6.6%

(1)	We operate on a 52/53 week fiscal year that ends on the last Wednesday of the calendar year. Fiscal year 2014 was a 53-week year. Fiscal 2015 and 2013 each contained 52 weeks.

(2)	As a percentage of Shack sales.

Shake Shack Inc. Form 10-K | 52

Shack Sales
Shack sales represent the aggregate sales of food and beverages in domestic company-operated Shacks. Shack sales in any period are directly influenced by the number of operating weeks in such period, the number of open Shacks and same-Shack sales.
Shack sales were $183.2 million for fiscal 2015 compared to $112.0 million for fiscal 2014, an increase of $71.2 million or 63.5%. The growth in Shack sales was primarily driven by the opening of 13 new domestic company-operated Shacks during fiscal 2015, robust sales at our mature Shacks, and same-Shack sales growth. Shacks in the comparable Shack base contributed $10.1 million of this increase while new domestic company-operated Shacks contributed $63.9 million, offset by the impact of 53rd week in fiscal 2014, which contributed $2.8 million in Shack sales in the prior year. Same-Shack sales increased 13.3% during fiscal 2015, on a calendar year basis, primarily driven by increased menu prices and traffic. For purposes of calculating same-Shack sales growth, Shack sales for 21 Shacks were included in the comparable Shack base, which includes Madison Square Park. For fiscal 2015, same-Shack sales growth is calculated on a calendar year basis, as it more accurately reflects the performance of our Shacks since it eliminates the impact of the extra operating week in fiscal 2014 and compares consistent calendar weeks. For fiscal 2015, AUVs for domestic company-operated Shacks increased to $5.0 million from $4.6 million in fiscal 2014, a 7.9% increase, and is primarily the result of menu price increases, higher traffic and positive shifts in menu mix.
Shack sales were $112.0 million for fiscal 2014 compared to $78.6 million for fiscal 2013, an increase of $33.4 million or 42.6%. The growth in Shack sales was primarily driven by the opening of 10 new domestic company-operated Shacks during fiscal 2014. Shacks in the comparable Shack base contributed $2.3 million of this increase while new domestic company-operated Shacks contributed $31.1 million. The results for fiscal 2014 include the impact of the 53rd week, which contributed $2.8 million in Shack sales. Same-Shack sales growth increased 4.1% during fiscal 2014, primarily driven by increased menu prices. For purposes of calculating same Shack sales growth, Shack sales for 13 Shacks (which includes Madison Square Park) were included in the comparable Shack base and exclude the 53rd week. For fiscal 2014, AUVs for domestic company-operated Shacks decreased to $4.6 million as a result of opening more target-volume Shacks during the year.
Licensing Revenue
Licensing revenue is comprised of license fees, opening fees for certain licensed Shacks and territory fees. License fees are calculated as a percentage of sales and territory fees are payments for the exclusive right to develop Shacks in a specific geographic area.
Licensing revenue was $7.4 million for fiscal 2015 compared to $6.5 million for fiscal 2014, an increase of $0.9 million or 13.6%. This increase was primarily driven by the opening of eight international licensed Shacks during fiscal 2015, partially offset by lower revenue from Shacks in the Middle East and the negative impact of foreign exchange rate fluctuations.
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
Food and paper costs were $54.1 million for fiscal 2015 compared to $34.9 million for fiscal 2014, an increase of $19.2 million or 54.8%, primarily due to the opening of 13 new domestic company-operated Shacks during fiscal 2015. As a percentage of Shack sales, food and paper costs decreased to 29.5% for fiscal 2015 compared to 31.2% for fiscal 2014. This decrease was primarily the result of menu price increases implemented in September 2014 and January 2015 and lower costs in certain ingredients such as dairy and fries, which were partially offset by slightly higher beef costs.
Food and paper costs were $34.9 million for fiscal 2014 compared to $23.9 million for fiscal 2013, an increase of $11.0 million or 46.3%, primarily due to the opening of 10 new domestic company-operated Shacks during fiscal 2014. As a percentage of Shack

53 | Shake Shack Inc. Form 10-K

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
Labor and related expenses were $44.8 million for fiscal 2015 compared to $29.3 million for fiscal 2014, an increase of $15.5 million or 52.7%. This increase was primarily due to the opening of 13 new domestic company-operated Shacks during fiscal 2015. As a percentage of Shack sales, labor and related expenses decreased to 24.4% in fiscal 2015 compared to 26.2% in fiscal 2014. This decrease was due to the benefit from higher Shack sales and the reduced labor requirements from the return of crinkle-cut fries, offset by the increase in the starting wage for Shack team members at the start of fiscal 2015.
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
Other operating expenses were $16.3 million for fiscal 2015 compared to $11.2 million for fiscal 2014, an increase of $5.1 million or 45.7%, primarily due to the opening of 13 new domestic company-operated Shacks in fiscal 2015. As a percentage of Shack sales, other operating expenses decreased to 8.9% in fiscal 2015 compared to 10.0% in fiscal 2014. This decrease was due to the benefit from higher Shack sales and the impact of fixed operating expenses on the higher sales levels.
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
Occupancy and related expenses were $15.2 million for fiscal 2015 compared to $9.8 million for fiscal 2014, an increase of $5.4 million or 55.9%, primarily due to the opening of 13 new domestic company-operated Shacks in fiscal 2015. As a percentage of Shack sales, occupancy and related expenses decreased to 8.3% in fiscal 2015 compared to 8.7% in fiscal 2014, primarily due to increased amortization of tenant improvements.
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

Shake Shack Inc. Form 10-K | 54

General and Administrative Expenses
General and administrative expenses consist of costs associated with corporate and administrative functions that support Shack development and operations, as well as equity-based compensation expense.
General and administrative expenses were $37.8 million for fiscal 2015 compared to $18.2 million for fiscal 2014, an increase of $19.6 million or 108.0%. As a percentage of total revenue, general and administrative expenses increased to 19.8% in fiscal 2015 from 15.3% in fiscal 2014. This increase was primarily due to $10.1 million of incremental expenses incurred in connection with the Company’s initial public offering, $4.2 million of stock based compensation, $0.8 million related to a legal settlement, and increased payroll expense associated with new home office personnel hired to support future growth, offset by a decrease of $2.9 million for management fees.
General and administrative expenses were $18.2 million for fiscal 2014 compared to $12.5 million for fiscal 2013, an increase of $5.7 million or 46.0%. As a percentage of total revenue, general and administrative expenses increased to 15.3% in fiscal 2014 from 15.1% in fiscal 2013. This increase was primarily due to $2.7 million of incremental expenses incurred in connection with the Company’s initial public offering, and increased payroll expense associated with new home office personnel hired to support future growth. Partially offsetting these increases, was a $2.1 million decrease in deferred compensation expense related to a one-time charge incurred in fiscal 2013 related a deferred bonus payable to a member of our executive team.
Depreciation Expense
Depreciation expense consists of the depreciation of fixed assets, including leasehold improvements and equipment.
Depreciation expense was $10.2 million for fiscal 2015 compared to $5.8 million for fiscal 2014, an increase of $4.4 million or 76.0%. This increase was due primarily to depreciation of capital expenditures related to the opening of 13 new domestic company-operated Shacks during fiscal 2015. As a percentage of total revenue, depreciation expense increased to 5.4% in fiscal 2015 compared to 4.9% in fiscal 2014 due to the introduction of more target-volume Shacks.
Depreciation expense was $5.8 million million for fiscal 2014 compared to $3.5 million for fiscal 2013, an increase of $2.3 million or 64.0%. This increase was due primarily to depreciation of capital expenditures related to the opening of 10 new domestic company-operated Shacks during fiscal 2014. As a percentage of total revenue, depreciation expense increased to 4.9% in fiscal 2014 compared to 4.3% in fiscal 2013 due to the introduction of more target-volume Shacks.
Pre-Opening Costs
Pre-opening costs consist primarily of legal fees, rent, managers’ salaries, training costs, employee payroll and related expenses, all costs to relocate and compensate Shack management teams prior to an opening and wages, travel and lodging costs for our opening training team and other support team members. All such costs incurred prior to the opening of a domestic company-operated Shack are expensed in the period in which the expense is incurred. Pre-opening costs can fluctuate significantly from period to period, based on the number and timing of domestic company-operated Shack openings and the specific pre-opening costs incurred for each domestic company-operated Shack. Additionally, domestic company-operated Shack openings in new geographic market areas will initially experience higher pre-opening costs than our established geographic market areas, such as the New York City metropolitan area, where we have greater economies of scale and incur lower travel and lodging costs for our training team.
Pre-opening costs were $5.4 million in fiscal 2015, including $1.3 million of deferred rent expense, compared to $6.1 million in fiscal 2014, a decrease of $0.7 million or 11.1%, primarily due to a decrease in deferred rent expense and the timing of new domestic company-operated Shacks expected to open.
Pre-opening costs were $6.1 million in fiscal 2014, including $2.1 million of deferred rent expense, compared to $2.3 million in fiscal 2013, an increase of $3.8 million or 161.6%, primarily the result of an increase in the number of new domestic company-operated Shacks opened in fiscal 2014 as well as an increase in the number of new domestic company-operated Shacks opened in new geographic markets during fiscal 2014 and planned openings in the first quarter of fiscal 2015.

55 | Shake Shack Inc. Form 10-K

Loss on Disposal of Property and Equipment
Loss on disposal of property and equipment represents the net book value of assets that have been retired and consists primarily of furniture and fixtures that were replaced in the normal course of business.
For all periods presented, the loss on disposal of property and equipment was not material.
Interest Expense
Interest expense primarily consists of interest on the Revolving Credit Facility as well as the amortization of deferred financing costs incurred in connection with the Revolving Credit Facility.
Interest expense was $0.3 million in fiscal 2015 compared to $0.4 million in fiscal 2014, a decrease of $0.1 million or 10.5%.
Interest expense was $0.4 million in fiscal 2014 compared to $0.1 million in fiscal 2013, an increase of $0.3 million or 598.1%. This increase was the result of additional borrowings under our revolving credit facility.
Income Tax Expense
As a result of the IPO and Organizational Transactions, we became the sole managing member of SSE Holdings, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, SSE Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by SSE Holdings is passed through to and included in the taxable income or loss of its members, including us, on a pro rata basis. We are subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income or loss of SSE Holdings, as well as any stand-alone income or loss generated by Shake Shack Inc. We are also subject to withholding taxes in foreign jurisdictions. For fiscal 2014 and 2013, the reported income tax expense reflects that of SSE Holdings, our predecessor for financial reporting purposes, and relates solely to foreign withholding taxes and certain LLC entity-level taxes.
Income tax expense was $3.3 million in fiscal 2015 compared to $0.7 million in fiscal 2014. Our effective income tax rate increased to 51.4% in fiscal 2015 from 23.8% in fiscal 2014. The increase in both the amount of income tax expense and our effective income tax rate is primarily due to the IPO and Organizational Transactions. In fiscal 2014, we were only subject to certain LLC entity-level taxes and foreign withholding taxes, whereas in fiscal 2015 we were also subject to U.S. federal, state and local income taxes on our allocable share of any taxable income or loss generated by SSE Holdings subsequent to the IPO and Organizational Transactions. As the non-recurring compensation expenses and other IPO-related expenses were incurred in the period prior to the Organizational Transactions, we are not entitled to any tax benefits related to those expenses. This resulted in a high effective tax rate when compared to our consolidated pre-tax income for fiscal 2015.
Income tax expense was $0.7 million in fiscal 2014 compared to $0.5 million in fiscal 2013. Our effective income tax rate increased to 23.8% in fiscal 2014 from 7.8% in fiscal 2013, primarily due to increased foreign withholding taxes resulting from increased licensing revenue.
Net Income Attributable to Non-controlling Interests
Although we had a minority economic interest in SSE Holdings as a result of the IPO and Organizational Transactions, we became the sole managing member of SSE Holdings and have the sole voting power in, and control the management of, SSE Holdings. Accordingly, we began consolidating the financial results of SSE Holdings and reporting a non-controlling interest on our Consolidated Statement of Income, representing the portion of net income attributable to the Continuing SSE Equity Owners.
In connection with the IPO and Organizational Transactions, the SSE Holdings LLC Agreement was amended to, among other things, (i) provide for a new single class of common membership interests in SSE Holdings, the LLC Interests, and (ii) exchange all of the then-existing membership interests of the Original SSE Equity Owners for LLC Interests. The LLC Agreement also provides that holders of LLC Interests may, from time to time, require SSE Holdings to redeem all or a portion of their LLC Interests for newly-issued shares of Class A common stock on a one-for-one basis. In connection with any redemption or exchange, we will receive a corresponding number of LLC Interests, increasing our total ownership interest in SSE Holdings. Following the completion of the Organizational Transactions, we owned 33.3% of SSE Holdings. The Continuing SSE Equity Owners subsequent to the Merger

Shake Shack Inc. Form 10-K | 56

owned the remaining 66.7% of SSE Holdings. As of December 30, 2015, we owned 54.6% of SSE Holdings and the Continuing SSE Equity Owners own the remaining 45.4% of SSE Holdings
The result of the foregoing is that, in fiscal 2015, we began reporting net income attributable to non-controlling interests. For fiscal 2015, net income attributable to non-controlling interests totaled $11.9 million, which represents the Continuing SSE Equity Owners' pro rata share of the net income of SSE Holdings subsequent to the IPO and Organizational Transactions. As the non-recurring compensation expenses and other IPO-related expenses were incurred in the period prior to the Organizational Transactions, no portion of these expenses were attributed to the non-controlling interest holders. As a result, the net income attributable to non-controlling interests is significantly higher than the consolidated net income for the period. For periods prior to the IPO and Organizational Transactions, there were no non-controlling interests.

57 | Shake Shack Inc. Form 10-K

NON-GAAP FINANCIAL MEASURES

To supplement our consolidated financial statements, which are prepared and presented in accordance with U.S. generally accepted accounting principles (“GAAP”), we use the following non-GAAP financial measures: Shack-level operating profit, EBITDA, adjusted EBITDA, adjusted pro forma net income and adjusted pro forma earnings per fully exchanged and diluted share (collectively the "non-GAAP financial measures"). We believe that these non-GAAP financial measures, when used in conjunction with GAAP financial measures, provide useful information about operating results, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to the key metrics we use in our financial and operational decision making. The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. The non-GAAP measures that we use are not necessarily comparable to similarly titled measures used by other companies due to different methods of calculation.
Shack-Level Operating Profit
Shack-level operating profit and Shack-level operating profit margin are supplemental measures of operating performance and are not required by, nor presented in accordance with, GAAP. We believe that Shack-level operating profit and Shack-level operating profit margin, when used in conjunction with GAAP financial measures, are important measures we use to evaluate the performance and profitability of each Shack, individually and in the aggregate. A reconciliation of Shack-level operating profit to operating income, the most directly comparable GAAP measure, is set forth below.

(dollar amounts in thousands)	2015	2014(1)	2013
Shack-level operating profit	$52,874	$26,861	$20,419
Add:
Licensing revenue	7,373	6,488	3,869
Less:
General and administrative expenses	37,825	18,187	12,453
Depreciation expense	10,222	5,809	3,541
Pre-opening costs	5,430	6,105	2,334
Loss on disposal of property and equipment	17	105	25
Operating income	$6,753	$3,143	$5,935

Total revenue	$190,592	$118,530	$82,456
Less: Licensing revenue	7,373	6,488	3,869
Shack sales	$183,219	$112,042	$78,587

Shack-level operating profit margin	28.9%	24.0%	26.0%

(1)	We operate on a 52/53 week fiscal year that ends on the last Wednesday of the calendar year. Fiscal 2014 was a 53-week year. Fiscal 2015 and 2013 each contained 52 weeks.

Shake Shack Inc. Form 10-K | 58

EBITDA and Adjusted EBITDA
EBITDA and Adjusted EBITDA are non-GAAP supplemental measures of operating performance that do not represent and should not be considered alternatives to net income or cash flow from operations, as determined by GAAP. We use EBITDA and Adjusted EBITDA to measure the operating performance of our business, excluding specifically identified items that we don't believe directly reflect our core operations. A reconciliation of EBITDA and Adjusted EBITDA to net income, the most directly comparable GAAP measure, is set forth below.

(in thousands)	2015	2014(1)	2013
Net income	$3,124	$2,118	$5,423
Depreciation expense	10,222	5,809	3,541
Interest expense, net	325	363	52
Income tax expense	3,304	662	460
EBITDA	16,975	8,952	9,476

Equity-based compensation(2)	4,314	165	93
Deferred compensation(3)	—	—	2,054
Pre-opening costs(4)	4,107	4,024	1,737
Deferred rent(5)	1,482	2,830	975
Loss on disposal of property and equipment(6)	17	105	25
Non-recurring compensation expenses related to the IPO(7)	12,818	—	—
IPO-related expenses(8)	635	2,675	—
Legal settlement(9)	770	—	—
Other non-cash items(10)	—	135	99
ADJUSTED EBITDA	$41,118	$18,886	$14,459

(1)	We operate on a 52/53 week fiscal year that ends on the last Wednesday of the calendar year. Fiscal 2014 was a 53-week year. Fiscal 2015 and 2013 each contained 52 weeks.

(2)	Non-cash charges related to equity-based compensation programs, which vary from period to period depending on the timing of awards.

(3)	For the periods presented, represents amounts accrued under a bonus agreement we entered into with an employee pursuant to which we agreed to a pay a bonus in a future period.

(4)	Non-capital expenditures associated with opening new Shacks exclusive of deferred rent incurred prior to opening.

(5)	Reflects the extent to which our straight-line rent expense has been above or below our cash rent payments.

(6)	Includes the loss on disposal of property and equipment in the ordinary course of business.

(7)
Non-recurring compensation expense incurred in connection with the IPO, including expense recognized in settlement of outstanding awards under our Unit Appreciation Rights Plan, the related employer withholding taxes and the accelerated vesting of outstanding restricted Class B units. See Note 13 to the consolidated financial statements included in Item 8 of this Form 10-K.

(8)	Costs incurred in connection with our initial public offering, including legal, accounting and other related expenses.

(9)	Expense incurred to establish an accrual related to the settlement of a legal matter. See Note 17 to the consolidated financial statements included in Item 8 of this Form 10-K.

(10)	For the periods presented, represents non-cash charges related to certain employee benefits.

59 | Shake Shack Inc. Form 10-K

Adjusted Pro Forma Net Income (Loss) and Adjusted Pro Forma Earnings Per Fully Exchanged and Diluted Share
Adjusted pro forma net income represents net income attributable to Shake Shack Inc. assuming the full exchange of all outstanding SSE Holdings, LLC Interests for shares of Class A common stock, adjusted for certain non-recurring items that we don't believe directly reflect our core operations. Adjusted pro forma earnings per fully exchanged and diluted share is calculated by dividing adjusted pro forma net income by the weighted-average shares of Class A common stock outstanding, assuming the full exchange of all outstanding LLC Interests, after giving effect to the dilutive effect of outstanding stock options.
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

(in thousands, except per share amounts)	2015	2014(1)	2013
Numerator:
Net income (loss) attributable to Shake Shack Inc.	$(8,776)	$2,118	$5,423
Adjustments:
Reallocation of net income attributable to non-controlling interests from the assumed exchange of LLC Interests(2)	11,900	—	—
Non-recurring compensation expenses incurred in connection with the IPO(3)	12,818	—	—
IPO-related expenses(4)	635	2,675	—
Legal settlement(5)	770	—	—
Income tax expense(6)	(5,302)	(67)	—
Adjusted pro forma net income	$12,045	$4,726	$5,423
Denominator:
Weighted-average shares of Class A common stock outstanding—diluted	13,588	30,122	30,018
Adjustments:			—
Assumed exchange of LLC Interests for shares of Class A common stock(2)	22,635	—	—
Assumed issuance of shares in connection with the IPO and settlement of outstanding unit appreciation rights(7)	—	6,089	6,089
Dilutive effect of stock options	987	—	—
Adjusted pro forma fully exchanged weighted-average shares of Class A common stock outstanding—diluted	37,210	36,211	36,107
Adjusted pro forma earnings per fully exchanged share—diluted	$0.32	$0.13	$0.15

(1)	The Company operates on a 52/53 week fiscal year that ends on the last Wednesday of the calendar year. Fiscal year 2014 was a 53-week year. Fiscal 2015 and 2013 each contained 52 weeks.

(2)
Assumes the exchange of all outstanding LLC Interests for shares of Class A common stock, resulting in the elimination of the non-controlling interest and recognition of the net income attributable to non-controlling interests.

(3)
Non-recurring compensation expense incurred in connection with the IPO. Includes expense recognized in settlement of outstanding awards under our Unit Appreciation Rights Plan, the related employer withholding taxes and the accelerated vesting of outstanding restricted Class B units. See Note 13 to the consolidated financial statements included in Item 8 of this Form 10-K.

(4)	Costs incurred in connection with our IPO, including legal, accounting and other related expenses.

(5)	Expense incurred to establish an accrual related to the settlement of a legal matter. See Note 17 to the consolidated financial statements included in Item 8 of this Form 10-K.

(6)
For fiscal 2015, amount represents the tax effect of the aforementioned adjustments and a pro forma adjustment to reflect corporate income taxes at assumed an effective tax rate of 41.7%, which include provisions for U.S. federal income taxes, certain LLC entity-level taxes and foreign withholding taxes, assuming the highest statutory rates apportioned to each applicable state, local and foreign jurisdiction. For fiscal 2014 and 2013, amounts represent the tax effect of the aforementioned adjustments at assumed effective tax rates of 13.4% and 7.8%, respectively, and include provisions for certain LLC entity-level taxes and foreign withholding taxes.

(7)
Adjustment to give effect to (i) 5,750,000 shares issued to investors in the Company's IPO and (ii) 339,306 shares issued to participants of the Company's Unit Appreciation Rights Plan, both of which were not retrospectively applied in the computations of earnings per share for fiscal 2014 and 2013.

Shake Shack Inc. Form 10-K | 60

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
Our primary sources of liquidity are cash from operations, cash on hand, and availability under our Revolving Credit Facility. As of December 30, 2015, we maintained a cash balance of $70.8 million and had $19.9 million of availability under our Revolving Credit Facility.
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
In addition, we are obligated to make payments to the Continuing SSE Equity Owners under the Tax Receivable Agreement. As of December 30, 2015, such obligations totaled $173.1 million. Although the amount of any payments that must be made under the Tax Receivable Agreement may be significant, the timing of these payments will vary and will generally be limited to one payment per member per year. The amount of such payments are also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash that might have otherwise been available to us or to SSE Holdings, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
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

(in thousands)	2015	2014	2013
Net cash provided by operating activities	$41,258	$13,584	$12,924
Net cash used in investing activities	(34,514)	(28,515)	(16,194)
Net cash provided by financing activities	61,428	4,532	313
Increase (decrease) in cash and cash equivalents	68,172	(10,399)	(2,957)
Cash and cash equivalents at beginning of period	2,677	13,076	16,033
Cash and cash equivalents at end of period	$70,849	$2,677	$13,076
Operating Activities
For fiscal 2015, net cash provided by operating activities was $41.3 million compared to $13.6 million for fiscal 2014, an increase of $27.7 million. This increase was primarily driven by the opening of 13 new domestic company-operated Shack during fiscal 2015.
For fiscal 2014, net cash provided by operating activities was $13.6 million compared to $12.9 million for fiscal 2013, an increase of $0.7 million, primarily driven by the opening of 10 new domestic company-operated Shack during the fiscal year.
Investing Activities
For fiscal 2015, net cash used in investing activities was $34.5 million compared to $28.5 million for fiscal 2014, an increase of $6.0 million. This increase was primarily due to an increase in capital expenditures to construct new domestic company-operated Shacks in such period compared to fiscal 2014, as well as $2.4 million of purchases of marketable securities.

61 | Shake Shack Inc. Form 10-K

For fiscal 2014, net cash used in investing activities was $28.5 million compared to $16.2 million for fiscal 2013, an increase of $12.3 million. The increase was due to an increase in capital expenditures to construct new domestic company-operated Shacks in the period.
Financing Activities
For fiscal 2015, net cash provided by financing activities was $61.4 million compared to $4.5 million for fiscal 2014, an increase of $56.9 million. This increase was primarily due to $109.3 million of proceeds from the issuance of Class A common stock (net of underwriting discounts and offering costs) sold in the IPO and $4.0 million of borrowings under the revolving credit facility, offset by $36.0 million of payments on the Revolving Credit Facility, a $15.9 million decrease in member distributions and $4.6 million of employee withholding taxes paid related to net settled equity awards.
For fiscal 2014, net cash provided by financing activities was $4.5 million compared to $0.3 million for fiscal 2013, an increase of $4.2 million primarily due to increased borrowings under our Revolving Credit Facility of $32.0 million, offset by increased member distributions of $27.1 million and deferred financing fees of $0.4 million.
Revolving Credit Facility
We maintain a Revolving Credit Facility that provides for a total revolving commitment of $20.0 million, which can be increased to $50.0 million at our election. The Revolving Credit Facility will mature and all amounts outstanding will be due and payable five years from the effective date. The Revolving Credit Facility permits the issuance of letters of credit upon our request of up to $10.0 million. Borrowings under the facility bear interest at either: (i) LIBOR plus a percentage ranging from 2.5% to 3.5% or (ii) the prime rate plus a percentage ranging from 0.0% to 1.0%, depending on the type of borrowing made under the facility. As of December 30, 2015, there were no amounts outstanding under the Revolving Credit Facility. We had $19.9 million of availability as of December 30, 2015, after giving effect to $0.1 million in outstanding letters of credit.
The Revolving Credit Facility is secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' wholly-owned domestic subsidiaries (with certain exceptions).
The Revolving Credit Facility contains a number of covenants that, among other things, limit our ability to, subject to specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; pay dividends or make distributions; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the Revolving Credit Facility contains certain cross-default provisions. We are required to maintain a specified consolidated fixed-charge coverage ratio and a specified funded net debt to adjusted EBITDA ratio, both as defined under the Revolving Credit Facility. As of December 30, 2015, we were in compliance with all covenants.

Shake Shack Inc. Form 10-K | 62

CONTRACTUAL OBLIGATIONS

The following table sets forth certain contractual obligations as of December 30, 2015 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods.

(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations(1)	$176,096	$14,199	$31,993	$32,489	$97,415
Liabilities under tax receivable agreement(2)	173,090	2,157	15,442	16,038	139,453
Purchase obligations	73,683	18,731	9,588	9,660	35,704
Deferred compensation(3)	2,450	—	2,450	—	—
Notes payable(4)	313	—	—	—	313
TOTAL	$425,632	$35,087	$59,473	$58,187	$272,885

(1)	See Note 9 to the Consolidated Financial Statements included in Item 8 for further discussion of our leases.

(2)	See Notes 14 and 17 to the Consolidated Financial Statements included in Item 8 for further discussion of our Tax Receivable Agreement and related liabilities.

(3)	See Note 10 to the Consolidated Financial Statements included in Item 8 for further discussion of our deferred compensation liability.

(4)	See Note 8 to the Consolidated Financial Statements included in Item 8 for further discussion of notes payable.

Purchase obligations include all legally binding contracts, including commitments for the purchase, construction or remodeling of real estate and facilities, firm minimum commitments for inventory purchases, future minimum lease payments under non-cancelable operating leases without a possession date, equipment purchases, marketing-related contracts, software acquisition/license commitments and service contracts.
Liabilities under Tax Receivable Agreement include amounts to be paid to the Continuing SSE Equity Owners, estimated over the next five years, assuming we will have sufficient taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits.
The above table excludes non-cash obligations for deferred rent and deferred property incentives. In addition, other unrecorded obligations that have been excluded from the contractual obligations table include contingent rent payments, property taxes, insurance payments and common area maintenance costs.
OFF-BALANCE SHEET ARRANGEMENTS

Except for operating leases entered into in the normal course of business, certain letters of credit entered into as security under the terms of several of our leases and the unrecorded contractual obligations set forth above, we did not have any off-balance sheet arrangements as of December 30, 2015.

63 | Shake Shack Inc. Form 10-K

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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
The critical accounting policies and estimates describe below are those that materially affect or have the greatest potential impact on our our consolidated financial statements, and involve difficult, subjective or complex judgments by management. Because of the uncertainty inherent in these matters, actual results may differ from those estimates we use in applying our critical accounting policies and estimates. The following discussion should be read in conjunction with the consolidated financial statements included in Part II, Item 8 of this Form 10-K.
Property and Equipment
We assess potential impairments to our long-lived assets, which includes property and equipment, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset. The evaluation is performed at the lowest level of identifiable cash flows, with is primarily at the individual Shack level. Significant judgment is involved in determining the assumptions used in estimating future cash flows, including projected sales growth and operating margins. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment charges recorded during fiscal 2015, 2014 or 2013.
Leases
We currently lease all of our domestic company-operated Shacks and the home office. At the inception of each lease, we determine its appropriate classification as an operating or capital lease. As of December 30, 2015 and December 31, 2014 there were no leases classified as capital leases. For operating leases that include rent escalations, we record the base rent expense on a straight-line basis over the term of the lease and the difference between the base cash rents paid and the straight-line rent expense is recorded as deferred rent. Certain leases contain contingent rent provisions that require additional rental payments based upon sales volume. When achievement of such sales volume target is probable, contingent rent is accrued in proportion to the sales recognized during the period that are attributable to the expected achievement of the sales volume target. It is our policy to record straight-line rent expense from possession date through the opening date as pre-opening expense. Once a domestic company-operated Shack opens, we record the straight-line rent plus contingent rent, if applicable, as occupancy and related expenses.
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
We make judgments regarding the probable term for each lease, which can impact the classification and accounting for a lease as capital or operating, as well as the amount of straight-lined rent expense and deferred rent expense in a particular period.
Self-Insurance Liabilities
We are self-insured for our employee medical plan and we recognize a liability that represents our estimated cost of claims incurred but not reported as of the balance sheet date. Our estimated liability is based on a number of assumptions and factors, which requires significant judgment, including historical claims experience, severity factors, litigation costs, inflation and other actuarial assumptions. Our history of claims experience is short and our significant growth rate could affect the accuracy of our estimates. If

Shake Shack Inc. Form 10-K | 64

a greater amount of claims are reported, or if medial costs increase beyond what we expect, our liabilities may not be sufficient and we could recognize additional expense, which could adversely affect our results of operations.
Equity-Based Compensation
Equity-based compensation expense is measured based on fair value. We recognize compensation expense on a straight-line basis over the requisite service period. For awards with graded-vesting features and service conditions only, compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award. The total compensation expense is reduced by estimated forfeitures expected to occur over the vesting period of the awards. We estimate the grant date fair value of stock options using the Black Scholes valuation model. Calculating the grant date fair value of stock-based awards is based on certain assumptions and requires judgment, including estimating stock price volatility, forfeiture rates, and expected life. At the time of the stock option grant in fiscal 2015, we had no historical data of our own to utilize in determining our assumptions. We selected a peer group and based our volatility assumption on the historical volatility of the selected peer group. The weighted-average volatility used in determining the grant date fair value of awards granted in fiscal 2015 was 35.1%. We estimate that a 250 basis point increase in the volatility assumption would increase our stock-based compensation expense for fiscal 2015 by approximately $0.2 million, or 5%.
Income Taxes
We record valuation allowances against our deferred tax assets when it is more likely than not that all or a portion of a deferred tax asset will not be realized. We routinely evaluate the realizability of our deferred tax assets by assessing the likelihood that our deferred tax assets will be recovered based on all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, estimates of future taxable income, tax planning strategies and results of operations. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including projected Shack openings, revenue growth, and operating margins, among others. As of December 30, 2015, we had $202.3 million of deferred tax assets, net of valuation allowances. We expect to realize future tax benefits related to the utilization of these assets. If we determine in the future that we will not be able to fully utilize all or part of these deferred tax assets, we would record a valuation allowance through earnings in the period the determination was made, which would have an adverse effect on our results of operations and earnings in future periods.
Liabilities Under Tax Receivable Agreement
As described in Note 14 to the consolidated financial statements included in Item 8, we are a party to the Tax Receivable Agreement under which we are contractually committed to pay the Continuing SSE Equity Owners 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of certain transactions. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. Therefore, we would only recognize a liability for TRA Payments if we determine if it is probable that we will generate sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including projected Shack openings, revenue growth, and operating margins, among others. During fiscal 2015, as a result of the Special Distribution and redemptions of LLC Interests, we recognized liabilities totaling $173.1 million relating to our obligations under the Tax Receivable Agreement, after concluding that it was probable that we would have sufficient future taxable income to utilize the related tax benefits. If we determine in the future that we will not be able to fully utilize all or part of the related tax benefits, we would derecognize the portion of the liability related the benefits not expected to be utilized.
Additionally, we estimate the amount of TRA Payments expected to be paid within the next 12 months and classify this amount as current on our Consolidated Balance Sheets. This determination is based on our estimate of taxable income for the next fiscal year. To the extent our estimate differs from actual results, we may be required reclassify portions of our liabilities under the Tax Receivable Agreement between current and non-current.

65 | Shake Shack Inc. Form 10-K

JUMPSTART OUR BUSINESS STARTUPS ACT OF 2012

The Jumpstart Our Business Startups Act of 2012 (the "JOBS Act") permits us, as an "emerging growth company," to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We chose to "opt out" of this provision and, as a result, we will comply with new or revised accounting standards as required when they are adopted. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
COMMODITY PRICE RISKS

We are exposed to commodity price risks. Many of the ingredients we use to prepare our food, as well as our packaging materials, are commodities or are affected by the price of other commodities. Factors that affect the price of commodities are generally outside of our control and include foreign currency exchange rates, foreign and domestic supply and demand, inflation, weather, and seasonality. For the majority of our major ingredients, we enter into long-term supply contracts, obligating us to purchase specified quantities. However, the prices associated with these supply contracts is not fixed and is typically pegged to a commodity market price and, therefore, fluctuate with the market. Significant increases in the price of commodities could have a material impact on our operating results to the extent that such increases cannot be offset by menu price increases or other operating efficiencies.
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
INTEREST RATE RISK

We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. Our Revolving Credit Facility carries interest at a floating rate. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. As of December 30, 2015, we had no outstanding borrowings under the Revolving Credit Facility.
We are also exposed to interest rate risk through fluctuations of interest rates on our investments. Our available-for-sale securities primarily consist of a fixed-income instruments. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations.

Shake Shack Inc. Form 10-K | 66

Item 8. Financial Statements and Supplementary Data.

67 | Shake Shack Inc. Form 10-K

MANAGEMENT'S REPORT

Management's Report on the Consolidated Financial Statements
Management is responsible for the preparation, integrity and objectivity of the accompanying consolidated financial statements and related financial information. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and necessarily include certain amounts that are based on estimates and informed judgments. Our management also prepared the related financial information included in this Annual Report on Form 10-K and is responsible for its accuracy and consistency with the consolidated financial statements.
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 30, 2015, based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the results of our evaluation, management concluded that our internal control over financial reporting was effective as of December 30, 2015.
Ernst & Young LLP, our independent registered public accounting firm, has audited the Consolidated Financial Statements as of December 30, 2015, as stated in their report herein. As we are an "emerging growth company" under the JOBS Act, Ernst & Young LLP is not required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Randy Garutti	Jeff Uttz
Chief Executive Officer and Director	Chief Financial Officer
(duly authorized and principal executive officer)	(duly authorized and principal financial officer)

Shake Shack Inc. Form 10-K | 68

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Shake Shack Inc.

We have audited the accompanying consolidated balance sheets of Shake Shack Inc. as of December 30, 2015 and December 31, 2014, and the related consolidated statements of income (loss), comprehensive income, stockholders' and members’ equity and cash flows for each of the three years in the period ended December 30, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shake Shack Inc. at December 30, 2015 and December 31, 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
New York, New York
March 30, 2016

69 | Shake Shack Inc. Form 10-K

SHAKE SHACK INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 30 2015	December 31 2014
ASSETS
Current assets:
Cash and cash equivalents	$70,849	$2,677
Accounts receivable	4,217	3,278
Inventories	543	529
Prepaid expenses and other current assets	3,325	1,441
Total current assets	78,934	7,925
Property and equipment, net	93,041	70,124
Deferred income taxes, net	201,957	161
Other assets	5,615	4,752
TOTAL ASSETS	$379,547	$82,962
LIABILITIES AND STOCKHOLDERS' / MEMBERS' EQUITY
Current liabilities:
Short-term borrowings	$—	$32,000
Accounts payable	6,786	6,440
Accrued expenses	6,801	5,578
Accrued wages and related liabilities	5,804	2,410
Other current liabilities	4,614	1,749
Total current liabilities	24,005	48,177
Long-term debt	313	313
Deferred rent	22,927	17,853
Liabilities under tax receivable agreement, net of current portion	170,933	—
Other long-term liabilities	4,350	4,019
Total liabilities	222,528	70,362
Commitments and contingencies
Stockholders' / members' equity:
Members' equity	—	12,600
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of December 30, 2015	—	—
Common stock, $0.01 par value—100 shares authorized; none issued and outstanding as of December 31, 2014	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 19,789,259 shares issued and outstanding as of December 30, 2015	20	—
Class B common stock, $0.001 par value—35,000,000 shares authorized; 16,460,741 shares issued and outstanding as of December 30, 2015	16	—
Additional paid-in capital	96,311	—
Retained earnings	4,273	—
Accumulated other comprehensive loss	(5)	—
Total stockholders' equity attributable to Shake Shack Inc. / members' equity	100,615	12,600
Non-controlling interests	56,404	—
Total equity	157,019	12,600
TOTAL LIABILITIES AND STOCKHOLDERS' / MEMBERS' EQUITY	$379,547	$82,962
See accompanying Notes to Consolidated Financial Statements.

Shake Shack Inc. Form 10-K | 70

SHAKE SHACK INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share amounts)

	Fiscal Year Ended
	December 30 2015	December 31 2014	December 25 2013
Shack sales	$183,219	$112,042	$78,587
Licensing revenue	7,373	6,488	3,869
TOTAL REVENUE	190,592	118,530	82,456
Shack-level operating expenses:
Food and paper costs	54,079	34,925	23,865
Labor and related expenses	44,752	29,312	20,096
Other operating expenses	16,307	11,191	7,315
Occupancy and related expenses	15,207	9,753	6,892
General and administrative expenses	37,825	18,187	12,453
Depreciation expense	10,222	5,809	3,541
Pre-opening costs	5,430	6,105	2,334
Loss on disposal of property and equipment	17	105	25
TOTAL EXPENSES	183,839	115,387	76,521
OPERATING INCOME	6,753	3,143	5,935
Interest expense, net	325	363	52
INCOME BEFORE INCOME TAXES	6,428	2,780	5,883
Income tax expense	3,304	662	460
NET INCOME	3,124	2,118	5,423
Less: net income attributable to non-controlling interests	11,900	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$(8,776)	$2,118	$5,423
Earnings (loss) per share of Class A common stock(1):
Basic	$(0.65)	$0.07	$0.18
Diluted	$(0.65)	$0.07	$0.18
Weighted-average shares of Class A common stock outstanding(1):
Basic	13,588	29,977	29,934
Diluted	13,588	30,122	30,018
Pro forma income tax expense(2)	1,786
Pro forma net income attributable to Shake Shack Inc.(2)	1,451
Pro forma earnings per share of Class A common stock(2)
Basic	$0.11
Diluted	$0.10

(1)
Amounts for the fiscal years ended December 31, 2014 and December 25, 2013 have been retroactively adjusted to give effect to the recapitalization transactions that occurred in connection with our initial public offering, including the amendment and restatement of the limited liability company agreement of SSE Holdings, LLC to, among other things, (i) provide for a new single class of common membership interests and (ii) exchange all of the then-existing members’ ownership interests for the newly-created membership interests. The computation does not consider the 5,750,000 shares of Class A common stock issued to investors in our initial public offering or the 339,306 shares of Class A common stock issued upon settlement of outstanding unit appreciation rights. See Note 15.

(2)
The pro forma financial information presented has been computed to reflect income tax expense assuming our initial public offering and related organizational transactions occurred on January 1, 2015. See Note 14.

See accompanying Notes to Consolidated Financial Statements.

71 | Shake Shack Inc. Form 10-K

SHAKE SHACK INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended
	December 30 2015	December 31 2014	December 25 2013
Net income	$3,124	$2,118	$5,423
Other comprehensive loss
Unrealized holding losses on available-for-sale securities	(11)	—	—
Income tax benefit	—	—	—
OTHER COMPREHENSIVE LOSS, NET OF TAX	(11)	—	—
COMPREHENSIVE INCOME	3,113	2,118	5,423
Less: comprehensive loss attributable to non-controlling interests	(6)	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAKE SHACK INC.	$3,119	$2,118	$5,423
See accompanying Notes to Consolidated Financial Statements.

Shake Shack Inc. Form 10-K | 72

SHAKE SHACK INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' AND MEMBERS' EQUITY
(in thousands, except share amounts)

	Members' Equity	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
		Shares	Amount	Shares	Amount
BALANCE, DECEMBER 26, 2012	$31,871	—	$—	—	$—	$—	$—	$—	$—	$31,871
Net income	5,423									5,423
Equity-based compensation	93									93
BALANCE, DECEMBER 25, 2013	37,387	—	—	—	—	—	—	—	—	37,387
Net income	2,118									2,118
Equity-based compensation	165									165
Member distributions	(27,070)									(27,070)
BALANCE, DECEMBER 31, 2014	12,600	—	—	—	—	—	—	—	—	12,600
Net loss prior to the Organizational Transactions	(13,049)									(13,049)
Member distributions	(11,125)									(11,125)
Equity-based compensation recognized prior to the Organizational Transactions	7,731									7,731
Issuance of Class A common stock sold in initial public offering, net of underwriting discounts, commissions and offering costs		5,750,000	6			109,256				109,262
Issuance of Class A common stock in settlement of unit appreciation rights		339,306	—			987			(987)	—
Effect of the Organizational Transactions	3,843	5,968,841	6	24,191,853	24	(75,182)			71,339	30
Net income subsequent to the Organizational Transactions							4,273		11,900	16,173
Equity-based compensation recognized subsequent to the Organizational Transactions						4,314				4,314
Deferred tax adjustments related to Tax Receivable Agreement						31,094				31,094
Effect of redemption of LLC Interests		6,003,308	6	(6,003,308)	(6)	19,934			(19,934)	—
Effect of USC Merger		1,727,804	2	(1,727,804)	(2)	5,908			(5,908)	—
Other comprehensive loss								(5)	(6)	(11)
BALANCE, DECEMBER 30, 2015	$—	19,789,259	$20	16,460,741	$16	$96,311	$4,273	$(5)	$56,404	$157,019
See accompanying Notes to Consolidated Financial Statements.

73 | Shake Shack Inc. Form 10-K

SHAKE SHACK INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	December 30 2015	December 31 2014	December 25 2013
OPERATING ACTIVITIES
Net income (including amounts attributable to non-controlling interests)	$3,124	$2,118	$5,423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	10,222	5,809	3,541
Equity-based compensation	16,681	165	93
Non-cash interest expense	273	192	37
Loss on disposal of property and equipment	17	105	25
Deferred income taxes	(734)	(93)	7
Changes in operating assets and liabilities:
Accounts receivable	775	(1,751)	26
Inventories	(14)	(198)	(88)
Prepaid expenses and other current assets	(958)	(1,168)	(118)
Other assets	1,293	(2,461)	(1,109)
Accounts payable	201	1,210	1,219
Accrued expenses	2,548	3,349	(713)
Accrued wages and related liabilities	3,394	416	866
Other current liabilities	257	420	31
Deferred rent	4,363	5,206	1,742
Other long-term liabilities	(184)	265	1,942
NET CASH PROVIDED BY OPERATING ACTIVITIES	41,258	13,584	12,924
INVESTING ACTIVITIES
Purchases of marketable securities	(2,397)	—	—
Purchases of property and equipment	(32,117)	(28,515)	(16,194)
NET CASH USED IN INVESTING ACTIVITIES	(34,514)	(28,515)	(16,194)
FINANCING ACTIVITIES
Promissory note	—	—	313
Proceeds from revolving credit facility	4,000	32,000	—
Payments on revolving credit facility	(36,000)	—	—
Deferred financing costs	(103)	(398)	—
Proceeds from issuance of Class A common stock sold in initial public offering, net of underwriting discounts, commissions and offering costs	109,262	—	—
Proceeds from issuance of Class B common stock	30	—	—
Member distributions	(11,125)	(27,070)	—
Employee withholding taxes related to net settled equity awards	(4,636)	—	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	61,428	4,532	313
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	68,172	(10,399)	(2,957)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,677	13,076	16,033
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$70,849	$2,677	$13,076
Supplemental cash flow information and non-cash investing and financing activities are further described in the accompany notes.
See accompanying Notes to Consolidated Financial Statements.

Shake Shack Inc. Form 10-K | 74

SHAKE SHACK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

75 | Shake Shack Inc. Form 10-K

NOTE 1: NATURE OF OPERATIONS

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
We operate and license Shake Shack restaurants ("Shacks"), which serve hamburgers, hot dogs, crinkle-cut fries, shakes, frozen custard, beer, wine and more. As of December 30, 2015, there were 84 Shacks in operation, system-wide, of which 44 were domestic company-operated Shacks, five were domestic licensed Shacks and 35 were international licensed Shacks.
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
Organizational Transactions
In connection with the IPO, we completed the following transactions (the "Organizational Transactions"):

▪
We amended and restated the limited liability company agreement of SSE Holdings ("LLC Agreement") to, among other things, (i) provide for a new single class of common membership interests in SSE Holdings ("LLC Interests"), (ii) exchange all of the membership interests of the then-existing holders of SSE Holdings' membership interests ("Original SSE Equity Owners") for LLC Interests and (iii) appoint Shake Shack as the sole managing member of SSE Holdings. See Note 11.

▪
We amended and restated our certificate of incorporation to, among other things, (i) provide for Class B common stock with voting rights but no economic interests (where "economic interests" means the right to receive any distributions or dividends, whether cash or stock, in connection with common stock) and (ii) issue shares of Class B common stock to the Original SSE Equity Owners on a one -to-one basis with the number of LLC Interests they own. See Note 11.

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

Following the completion of the Organizational Transactions, we owned 33.3% of SSE Holdings. The SSE Holdings members subsequent to the Merger (the "Continuing SSE Equity Owners") owned the remaining 66.7% of SSE Holdings. As a result of the Organizational Transactions, we became the sole managing member of SSE Holdings and, although we had a minority economic interest in SSE Holdings, we had the sole voting power in, and control the management of, SSE Holdings. Accordingly, we consolidated the financial results of SSE Holdings and reported a non-controlling interest in our consolidated financial statements.
As the Organizational Transactions are considered transactions between entities under common control, the financial statements for periods prior to the IPO and Organizational Transactions have been adjusted to combine the previously separate entities for presentation purposes.

Shake Shack Inc. Form 10-K | 76

Secondary Offering
In August 2015, we completed a secondary offering of 4,000,000 shares of our Class A common stock at a price of $60.00 per share. All of the shares sold in the offering were offered by affiliates of the Former SSE Equity Owners and certain of the Continuing SSE Equity Owners (the "Selling Stockholders"). We did not receive any proceeds from the sale of shares of Class A common stock offered by the Selling Stockholders. The shares sold in the offering consisted of (i) 844,727 existing shares of Class A common stock held by the Former SSE Equity Owners and (ii) 3,155,273 newly-issued shares of Class A common stock issued in connection with the redemption of 3,155,273 LLC Interests by the Continuing SSE Equity Owners that participated in the offering. Simultaneously, and in connection with the redemption, 3,155,273 shares of Class B common stock were surrendered by the Continuing SSE Equity Owners and canceled. Additionally, in connection with the redemption, we received 3,155,273 LLC Interests, increasing our total ownership interest in SSE Holdings.
USC Merger
Pursuant to a Stockholders Agreement, dated as of February 4, 2015, as amended, by and among Daniel H. Meyer and his affiliates (the "Meyer Group") and other parties thereto, the Meyer Group has the right to cause all of the stock of Union Square Cafe Corp. ("USC") and Gramercy Tavern Corp. ('GT') to be converted into and exchanged for shares of our Class A common stock pursuant to a tax-free reorganization (each, a "Reorganization"). In December 2015, the Meyer Group exercised their right with respect to USC. The Reorganization was structured as a two-step merger, whereby (i) a newly-formed wholly-owned subsidiary of the Company merged with and into USC, then (ii) USC merged with and into the Company (the foregoing transactions are collectively referred to as the "USC Merger"). Prior to the USC Merger, USC owned 1,727,804 LLC Interests and an equivalent number of shares of our Class B common stock. In the USC Merger, (i) 1,727,804 shares of Class A common stock were issued to the stockholders of USC, with each stockholder receiving newly-issued shares of Class A common stock in an amount equivalent to the number of shares of USC held by such stockholders; (ii) 1,727,804 shares of Class B common stock held by USC were cancelled; and (iii) 1,727,804 LLC Interests held by USC were transferred to us.
As of December 30, 2015, we owned 54.6% of SSE Holdings and the Continuing SSE Equity Owners own the remaining 45.4% of SSE Holdings.
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
Fiscal Year
We operate on a 52/53 week fiscal year ending on the last Wednesday in December. Fiscal year 2015 contained 52 weeks and ended on December 30, 2015. Fiscal year 2014 contained 53 weeks and ended on December 31, 2014. Fiscal year 2013 contained 52 weeks ended on and December 25, 2013. Unless otherwise stated, references to years in this report relate to fiscal years.
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

77 | Shake Shack Inc. Form 10-K

Segment Reporting
We own and operate Shacks in the United States. We also have domestic and international licensed operations. Our chief operating decision maker (the "CODM") is our Chief Executive Officer. As the CODM reviews financial performance and allocates resources at a consolidated level on a recurring basis, we have one operating segment and one reportable segment.
Fair Value Measurements
We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, we assume the highest and best use of the asset by market participants in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions, and credit risk.
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
Level 3 - Inputs that are both unobservable and significant to the overall fair value measurements reflecting an entity's estimates of assumptions that market participants would use in pricing the asset or liability

Cash and Cash Equivalents
Cash and cash equivalents consist primarily of cash on hand, deposits with banks, and short-term, highly liquid investments that have original maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. Cash equivalents consist primarily of money market funds.
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
Inventories
Inventories, which consist of food, beer, wine, other beverages and retail merchandise, are stated at the lower of cost or market with cost determined on a first-in, first-out basis. No adjustment is deemed necessary to reduce inventory to the lower of cost or market value due to the rapid turnover and high utilization of inventory.
Property and Equipment
Property and equipment is stated at historical cost less accumulated depreciation. Property and equipment is depreciated based on the straight-line method over the estimated useful lives of the assets, generally ranging from three to seven years for equipment, furniture and fixtures, and computer equipment and software. Leasehold improvements are depreciated over the shorter of their estimated useful life or the related lease life, generally ranging from 10 to 20 years. For leases with renewal periods at our option, we use the original lease term, excluding renewal option periods, to determine estimated useful lives.

Shake Shack Inc. Form 10-K | 78

Costs incurred when constructing Shacks are capitalized. The cost of repairs and maintenance are expensed when incurred. Costs for refurbishments and improvements that significantly increase the productive capacity or extend the useful life of the asset are capitalized. When assets are disposed of, the resulting gain or loss is recognized on the Consolidated Statements of Income (Loss).
We assess potential impairments to our long-lived assets, which includes property and equipment, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment charges recorded in fiscal 2015, 2014 and 2013.
Deferred Financing Costs
Deferred financing costs incurred in connection with the issuance of long-term debt and establishing credit facilities are capitalized and amortized to interest expense based on the related debt agreements. Deferred financing costs are included in other assets on the Consolidated Balance Sheets.
Other Assets
Other assets consist primarily of long-term marketable securities, security deposits, transferable liquor licenses and certain custom furniture pre-ordered for future Shacks and yet to be placed in service.
The costs of obtaining non-transferable liquor licenses that are directly issued by local government agencies for nominal fees are expensed as incurred. The costs of purchasing transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses are capitalized as indefinite-lived intangible assets. Annual liquor license renewal fees are expensed over the renewal term. As of December 30, 2015 and December 31, 2014, indefinite-lived intangible assets relating to transferable liquor licenses totaled $701. We evaluate our indefinite-lived intangible assets for impairment annually during our fiscal fourth quarter, and whenever events or changes in circumstances indicate that an impairment may exist. When evaluating other intangible assets for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that an intangible asset group is impaired. If we do not perform the qualitative assessment, or if we determine that it is not more likely than not that the fair value of the intangible asset group exceeds its carrying amount, we calculate the estimated fair value of the intangible asset group. If the carrying amount of the intangible asset group exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. In addition, we continuously monitor and may revise our intangible asset useful lives if and when facts and circumstances change.
Equity-based Compensation
Equity-based compensation expense is measured based on fair value. We recognize compensation expense on a straight-line basis over the requisite service period. For awards with graded-vesting features and service conditions only, compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award. Equity-based compensation expense is included within general and administrative expenses on the Consolidated Statements of Income (Loss).
Leases
We lease all of our domestic company-operated Shacks, our home office and certain equipment under various non-cancelable lease agreements that expire on various dates through 2032. Generally, our real estate leases have initial terms ranging from 10 to 20 years and typically include two five-year renewal options. At the inception of each lease, we determine its classification as an operating or capital lease. All of our leases are classified as operating leases and typically provide for fixed minimum rent payments and/or contingent rent payments based upon sales in excess of specified thresholds. When the achievement of such sales thresholds are deemed to be probable, contingent rent is accrued in proportion to the sales recognized during the period. For operating leases that include rent holidays and rent escalation clauses, we recognize rent expense on a straight-line basis over the lease term from the date we take possession of the leased property. The difference between the straight-line rent amounts and amounts payable under the lease agreements is recorded as deferred rent and is included as rent expense in occupancy and related expenses on the Consolidated Statements of Income (Loss). Rent expense incurred before a Shack opens is recorded in pre-opening costs.

79 | Shake Shack Inc. Form 10-K

Once a domestic company-operated Shack opens, we record the straight-line rent expense and any contingent rent, if applicable, in occupancy and related expenses on the Consolidated Statements of Income (Loss).
Many of our leases also require us to pay real estate taxes, common area maintenance costs and other occupancy costs which are included in occupancy and related expenses on the Consolidated Statements of Income (Loss).
We expend cash for leasehold improvements to build out and equip our leased premises. We may also expend cash for structural additions made to leased premises. Generally, a portion of the leasehold improvements and building costs are reimbursed by our landlords as landlord incentives pursuant to agreed-upon terms in our lease agreements. If obtained, landlord incentives usually take the form of up-front cash, full or partial credits against our future minimum or contingent rents otherwise payable by us, or a combination thereof. When contractually due, we classify landlord incentives as deferred rent on the Consolidated Balance Sheets and amortize the landlord incentives on a straight-line basis over the lease term as a reduction of occupancy costs and related expenses or pre-opening costs on the Consolidated Statements of Income (Loss).
Revenue Recognition
Revenue consists of Shack sales and licensing revenue. Revenue from Shack sales are presented net of discounts and recognized when food and beverage products are sold. Sales tax collected from customers is excluded from Shack sales and the obligation is included in sales tax payable until the taxes are remitted to the appropriate taxing authorities. Revenue from our gift cards are deferred and recognized upon redemption. Licensing revenues include initial territory fees and ongoing licensing fees from all licensed Shacks. Initial territory fees are recorded as deferred revenue when received and proportionate amounts are recognized as revenue when a licensed Shack is opened and all material services and conditions related to the fee have been substantially performed. Ongoing licensing fees from these Shacks are based on a percentage of sales and are recognized as revenue as the fees are earned and become receivable from the licensee.
Income Taxes
We account for income taxes pursuant to the asset and liability method which requires the recognition of deferred income tax assets and liabilities related to the expected future tax consequences arising from temporary differences between the carrying amounts and tax bases of assets and liabilities based on enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Any effects of changes in income tax rates or laws are included in income tax expense in the period of enactment. A valuation allowance is recognized if we determine it is more likely than not that all or a portion of a deferred tax asset will not be recognized.
Pre-Opening Costs
Pre-opening costs are expensed as incurred and consist primarily of legal fees, occupancy, manager and employee wages, travel and related training costs incurred prior to the opening of a Shack.
Advertising
The cost of advertising and promotions are expensed as incurred. Advertising and promotions costs amounted to $1,646, $1,166 and $794 in fiscal 2015, 2014 and 2013, respectively, and are included in general and administrative expense and other operating expenses on the Consolidated Statements of Income (Loss).
Recently Adopted Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-17, Balance Classification of Deferred Taxes ("ASU 2015-17"). ASU 2015-17 requires deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. ASU 2015-17 is effective for reporting periods after December 15, 2016 and may be adopted either retrospectively or prospectively. Early adoption is permitted and we elected to early adopt this guidance as of December 30, 2015 and to apply the guidance retrospectively to all periods presented. Accordingly, we reclassified the prior period amount of $20 related to our deferred tax asset from current to non-current, resulting in an increase to the non-current deferred

Shake Shack Inc. Form 10-K | 80

income tax asset for the same amount for that period. The application of this guidance affects classification only, and did not have a material effect on our consolidated financial position or results of operations.
Recently Issued Accounting Pronouncements
In March 2016, the FASB issued Accounting Standards Update No. 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products ("ASU 2016-04"). ASU 2016-04 entitles a company to derecognize amounts related to expected breakage in proportion to the pattern of rights expected to be exercised by the product holder to the extent that it is probable a significant reversal of the recognized breakage amount will not subsequently occur. ASU 2016-04 is effective for reporting periods beginning after December 15, 2017 and is to be applied retrospectively. Early adoption is permitted. We are currently evaluating the impact ASU 2016-04 will have on our consolidated financial statements.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 establishes a new lease accounting model, that, for many companies, eliminates the concept of operating leases and requires entities to record assets and liabilities related to leases on the balance sheet for certain types of leases. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018. Early adoption will be permitted for all entities. We are currently evaluating the impact that this new standard will have on our consolidated financial statements.
In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). ASU 2016-01 requires: (i) equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (ii) simplification of the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) elimination of the requirement for public entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (iv) public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (v) an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vi) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (vii) clarification that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for reporting periods beginning after December 15, 2017 and amendments should be applied by means of a cumulative-effect adjustment to the balance sheet at the beginning of the fiscal year of adoption. Early adoption is permitted, subject to certain conditions. We are currently evaluating the impact ASU 2016-01 will have on our consolidated financial statements.
In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"). Under ASU 2015-11 entities should measure inventory that is not measured using last-in, first-out (LIFO) or the retail inventory method, including inventory that is measured using first-in, first-out (FIFO) or average cost, at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 and is to be applied prospectively. The adoption of ASU 2015-11 is not expected to have a material effect on our consolidated financial statements.
In April 2015, the FASB issued Accounting Standards Update No. 2015-05, Customers' Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"). ASU 2015-05 provides guidance in evaluating whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for as an acquisition of a software license. If the arrangement does not contain a software license, it should be accounted for as a service contract. ASU 2015-05 is effective for reporting periods beginning after December 15, 2015 and may be adopted either retrospectively or prospectively. The adoption of ASU 2015-05 will not have a significant impact on our consolidated financial statements.

81 | Shake Shack Inc. Form 10-K

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized liability be presented on the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. ASU 2015-03 is effective for reporting periods beginning after December 15, 2015. The adoption of ASU 2015-03 will not have a significant impact on its consolidated financial statements.
In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation ("ASU 2015-02"). ASU 2015-02 amends the existing guidance to: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (ii) eliminate the presumption that a general partner should consolidate a limited partnership; (iii) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships and (iv) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. ASU 2015-02 is effective for reporting periods beginning after December 15, 2015. The adoption of ASU 2015-02 will not have a significant impact on its consolidated financial statements.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes the existing revenue recognition guidance and clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In August 2015, the FASB issued an update to ASU 2014-09 deferring the effective date for public entities, on a retrospective basis, to annual reporting periods beginning after December 15, 2017. Early adoption is permitted, subject to certain conditions. We are currently evaluating the impact ASU 2014-09 will have on our consolidated financial statements.
NOTE 3: FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis as of December 30, 2015 and December 31, 2014, and indicate the classification within the fair value hierarchy. Refer to Note 2 for further information.
Cash, Cash Equivalents and Marketable Securities
The following tables summarize our cash, cash equivalents and marketable securities by significant investment categories as of December 30, 2015:

	December 30, 2015
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$70,816	$—	$—	$70,816	$70,816	$—
Level 1:
Money market funds	33	—	—	33	33	—
Level 2:
Corporate debt securities(1)	2,397	1	(12)	2,386	—	2,386
Total	$73,246	$1	$(12)	$73,235	$70,849	$2,386

(1)
Corporate debt securities were measured at fair value using a market approach utilizing observable prices for identical securities or securities with similar characteristics and inputs that are observable or can be corroborated by observable market data.

Shake Shack Inc. Form 10-K | 82

All investments that were in an unrealized loss position as of December 30, 2015 have been in a continuous loss position for less than 12 months. There were no investments in marketable securities as of December 31, 2014. Interest income related to our available-for-sale securities of $7 was included in interest expense, net on the Consolidated Statement of Income (Loss) for fiscal 2015. There were no realized gains or losses on available-for-sale securities for fiscal 2015. Net unrealized losses on available-for-sale securities totaling $11 for fiscal 2015 were included in other comprehensive loss on the Consolidated Statement of Comprehensive Income.
The following table summarizes the estimated fair value of our investments in marketable debt securities, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

December 30 2015
Due within one year	$275
Due after one year through 5 years	2,111
Due after 5 years through 10 years	—
Due after 10 years	—
Total	$2,386
We periodically review our marketable debt securities for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. We also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. As of December 30, 2015, the declines in the market value of our marketable securities investment portfolio are considered to be temporary in nature.
Other Financial Instruments
The carrying value of our financial instruments, including accounts receivable, accounts payable, and accrued expenses as of December 30, 2015 and December 31, 2014 approximated their fair value due to the short-term nature of these financial instruments.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets and liabilities that are measured at fair value on a non-recurring basis include our long-lived assets and indefinite-lived intangible assets. There were no impairments recognized during 2015, 2014 and 2013.

83 | Shake Shack Inc. Form 10-K

NOTE 4: ACCOUNTS RECEIVABLE

The components of accounts receivable as of December 30, 2015 and December 31, 2014 are as follows:

	December 30 2015	December 31 2014
Landlord receivables	$1,380	$1,088
Licensing receivables	1,669	822
Credit card receivables	1,023	660
Other receivables	145	708
Accounts receivable	$4,217	$3,278
As of December 30, 2015 and December 31, 2014, no allowance for doubtful accounts was recorded based on our evaluation of collectibility.
NOTE 5: INVENTORIES

Inventories consisted of the following:

	December 30 2015	December 31 2014
Food	$328	$354
Wine	30	28
Beer	46	33
Beverages	57	42
Retail merchandise	82	72
Inventories	$543	$529

Shake Shack Inc. Form 10-K | 84

NOTE 6: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 30 2015	December 31 2014
Leasehold improvements	$82,904	$58,272
Equipment	16,903	12,108
Furniture and fixtures	4,965	3,249
Computer equipment and software	5,197	3,529
Construction in progress	6,591	6,309
Property and equipment, gross	116,560	83,467
Less: accumulated depreciation	(23,519)	(13,343)
Property and equipment, net	$93,041	$70,124
Depreciation expense was $10,222, $5,809 and $3,541 for fiscal 2015, 2014 and 2013, respectively.
NOTE 7: SUPPLEMENTAL BALANCE SHEET INFORMATION

The components of other current liabilities as of December 30, 2015 and December 31, 2014 are as follows:

	December 30 2015	December 31 2014
Sales tax payable	$1,073	$736
Current portion of liabilities under tax receivable agreement	2,157	—
Gift card liability	833	625
Other	551	388
Other current liabilities	$4,614	$1,749
NOTE 8: DEBT

In January 2015, we executed a Third Amended and Restated Credit Agreement, which became effective on February 4, 2015 (together with the prior agreements and amendments, the "Revolving Credit Facility"), that provides for a total revolving commitment of $20,000, which can be increased to $50,000 at our election. The Revolving Credit Facility will mature and all amounts outstanding will be due and payable five years from the effective date. The Revolving Credit Facility permits the issuance of letters of credit upon our request of up to $10,000. Borrowings under the Revolving Credit Facility bear interest at either: (i) LIBOR plus a percentage ranging from 2.5% to 3.5% or (ii) the prime rate plus a percentage ranging from 0.0% to 1.0%, depending on the type of borrowing made under the Revolving Credit Facility. As of December 31, 2014, amounts outstanding under the Revolving Credit Facility totaled $32,000, and were classified as short-term borrowings on the Consolidated Balance Sheet. During the fiscal year ended December 30, 2015, we borrowed an additional $4,000 in principal under the Revolving Credit Facility. In February 2015, we repaid the entire outstanding balance of $36,000 using a portion of the proceeds we received from our IPO and, as of December 30, 2015,

85 | Shake Shack Inc. Form 10-K

there were no amounts outstanding under the Revolving Credit Facility. We had $19,920 of availability as of December 30, 2015, after giving effect to $80 in outstanding letters of credit.
The Revolving Credit Facility is secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' wholly-owned domestic subsidiaries (with certain exceptions).
The Revolving Credit Facility contains a number of covenants that, among other things, limit our ability to, subject to specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; pay dividends or make distributions; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the Revolving Credit Facility contains certain cross-default provisions. We are required to maintain a specified consolidated fixed-charge coverage ratio and a specified funded net debt to adjusted EBITDA ratio, both as defined under the Revolving Credit Facility. As of December 30, 2015, we were in compliance with all covenants.
In March 2013, we entered into a promissory note in the amount of $313 in connection with the purchase of a liquor license. Interest on the outstanding principal balance of this note is due and payable on a monthly basis from the effective date at a rate of 5.0% per year. The entire principal balance and interest is due and payable on the earlier of the maturity date, which is the expiration of the lease in June 2023, or the date of the sale of the license. As of December 30, 2015 and December 31, 2014, the outstanding balance of the promissory note was $313.
Total interest costs incurred were $440, $365 and $56 in fiscal 2015, 2014 and 2013, respectively. During fiscal 2015, $108 was capitalized into property and equipment. No amounts were capitalized during fiscal 2014 and 2013.
NOTE 9: LEASES

A summary of rent expense under operating lease agreements is as follows:

	2015	2014	2013
Minimum rent	$10,796	$6,497	$4,507
Deferred rent	1,482	2,830	975
Contingent rent	2,959	1,883	1,626
Total rent expense	$15,237	$11,210	$7,108

The rent expense above does not include common area maintenance costs, real estate taxes and other occupancy costs, which were $2,119, $1,111 and $758 in fiscal 2015, 2014 and 2013, respectively.
As of December 30, 2015, future minimum lease payments under non-cancelable operating leases consisted of the following:

2016	$14,199
2017	15,664
2018	16,329
2019	16,507
2020	15,982
Thereafter	97,415
Total minimum lease payments	$176,096

Shake Shack Inc. Form 10-K | 86

NOTE 10: EMPLOYEE BENEFIT PLANS

Deferred Compensation
During fiscal 2013, we entered into an incentive bonus agreement with one of our executives, whereby the executive is entitled to receive a deferred compensation award in the amount of $2,450, payable by us in March 2018. In fiscal 2013, we recorded $2,054 of deferred compensation expense to recognize the present value of the incentive bonus liability, which is included in other long-term liabilities on the Consolidated Balance Sheet. The deferred compensation expense is included within general and administrative expense on the Consolidated Statement of Income (Loss). There was no such expense in fiscal 2015 or fiscal 2014. The difference between the present value of the bonus liability and the amount payable is accreted to interest expense over the remaining term until the incentive bonus becomes payable. In September 2015, we established a grantor trust, commonly referred to as a "rabbi trust," for the purpose of funding our deferred compensation obligation. We contributed $2,450 to the trust in October 2015. Assets held by the trust are subject to creditor claims in the event of insolvency, but are not available for general corporate purposes. As of December 30, 2015, amounts held by the trust were invested in various marketable securities classified as available-for-sale and recognized at fair value in prepaid expenses and other current assets and other assets on the Consolidated Balance Sheet. See Note 3.
Defined Contribution Plan
Our employees are eligible to participate in a defined contribution savings plan maintained by Union Square Hospitality Group, LLC, a related party. The plan is funded by employee and employer contributions. We pay our share of the employer contributions directly to the third party trustee. Employer contributions to the plan are at our discretion. Effective January 2014, we began making contributions matching a portion of participants' contributions. We match 100% of participants' contributions for the first 3% of eligible compensation contributed and 50% of contributions made in excess of 3% of eligible compensation up to 5% of eligible compensation. Employer contributions totaled $238 and $132 for fiscal 2015 and 2014, respectively. There were no contributions in fiscal 2013.
NOTE 11: STOCKHOLDERS' EQUITY

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

87 | Shake Shack Inc. Form 10-K

Initial Public Offering
As described in Note 1, on February 4, 2015, we completed an IPO of 5,750,000 shares of our Class A common stock at a public offering price of $21.00 per share, which includes 750,000 shares issued pursuant to the underwriters' over-allotment option. We received $112,298 in proceeds, net of underwriting discounts and commissions, which we used to purchase newly-issued LLC Interests from SSE Holdings at a price per interest equal to the initial public offering price of our Class A common stock.
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
Secondary Offering
As described in Note 1, in August 2015, we completed a secondary offering of 4,000,000 shares of our Class A common stock at a price of $60.00 per share. All of the shares sold in the offering were offered by the Selling Stockholders. We did not receive any proceeds from the sale of shares of Class A common stock offered by the Selling Stockholders. The shares sold in the offering consisted of (i) 844,727 existing shares of Class A common stock and (ii) 3,155,273 newly-issued shares of Class A common stock issued in connection with the redemption of 3,155,273 LLC Interests. Simultaneously, and in connection with the secondary offering, 3,155,273 shares of Class B common stock were surrendered and cancelled.
Redemptions of LLC Interests
Subsequent to the secondary offering, an aggregate of 2,848,035 LLC Interests were redeemed by the Continuing SSE Equity Owners. Pursuant to the SSE Holdings LLC Agreement, we issued 2,848,035 shares of Class A common stock in connection with these redemptions and received 2,848,035 LLC Interests, increasing our ownership interest in SSE Holdings. Simultaneously, and in connection with these redemptions, 2,848,035 shares of Class B common stock were surrendered and cancelled.
Mergers
As described in Note 1, we acquired, by merger, the Former SSE Equity Owners, for which we issued d 5,968,841 shares of Class A common stock as merger consideration. In connection with these mergers, 5,968,841 shares of Class B common stock were canceled and we received 5,968,841 of LLC Interests. Additionally, in December 2015, the Meyer Group exercised their right to effect of tax-free reorganization of USC pursuant to the Stockholders Agreement. Prior to the USC Merger, USC owned 1,727,804 LLC Interests and an equivalent number of shares of our Class B common stock. In connection with the USC Merger, (i) 1,727,804 shares of Class A common stock were issued to the stockholders of USC, with each stockholder receiving newly-issued shares of Class A common stock in an amount equivalent to the number of shares of USC held by such stockholders; (ii) 1,727,804 shares of Class B common stock held by USC were cancelled; and (iii) 1,727,804 LLC Interests held by USC were transferred to us.

Shake Shack Inc. Form 10-K | 88

Member Distributions
On December 15, 2014, the Board of Directors of SSE Holdings approved a special distribution to its members, to the extent the gross proceeds from the IPO exceeded the anticipated gross proceeds (including as a result of the exercise by the underwriters of their option to purchase additional shares of Class A common stock), in an amount equal to the product of (i) the increased gross proceeds and (ii) 0.273, to be paid from the proceeds of the IPO (the "Special Distribution"). On February 4, 2015, SSE Holdings paid the Additional Distribution to certain of the Original SSE Equity Owners in the amount of $11,125.
Dividend Restrictions
We are a holding company with no direct operations. As a result, our ability to pay cash dividends on our common stock, if any, is dependent upon cash dividends, distributions or other transfers from SSE Holdings. The amounts available to us to pay cash dividends are subject to certain covenants and restrictions set forth in the Revolving Credit Facility. As of December 30, 2015, essentially all of the net assets of SSE Holdings were restricted. See Note 8 for more information regarding the covenants and restrictions set forth in the Revolving Credit Facility.
NOTE 12: NON-CONTROLLING INTERESTS

In connection with the Organizational Transactions described in Note 1, we became the sole managing member of SSE Holdings and, as a result, consolidate the financial results of SSE Holdings. We report a non-controlling interest representing the LLC Interests in SSE Holdings held by Continuing SSE Equity Owners. Changes in our ownership interest in SSE Holdings while we retain our controlling interest in SSE Holdings will be accounted for as equity transactions. As such, future redemptions or direct exchanges of LLC Interests in SSE Holdings by the Continuing SSE Equity Owners will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in capital.
On February 4, 2015, we used the net proceeds from our IPO to purchase 5,750,000 newly-issued LLC Interests. Additionally, in connection with the Organizational Transactions, we acquired 5,968,841 LLC Interests. Pursuant to the LLC Agreement, we received 339,306 LLC Interests as a result of the issuance of 339,306 shares of Class A common stock in settlement of the outstanding UARs.
During fiscal 2015, an aggregate of 6,003,308 LLC Interests were redeemed by the Continuing SSE Equity Owners (including 3,155,273 LLC Interests redeemed in connection with the secondary offering) for newly-issued shares of Class A common stock, and we received 6,003,308 LLC Interests, increasing our total ownership interest in SSE Holdings.
In December 2015, we received 1,727,804 LLC Interests in connection with the USC Merger in exchange for an equivalent number of newly-issued shares of Class A common stock. See Note 1 for more information.
As of December 30, 2015, there were 36,250,000 LLC Interests outstanding, of which we owned 19,789,259 LLC Interests, representing a 54.6% ownership interest in SSE Holdings.

89 | Shake Shack Inc. Form 10-K

The following table summarizes the effects of changes in ownership in SSE Holdings on our equity:

	2015	2014	2013
Net income attributable to Shake Shack Inc.	$(8,776)	$2,118	$5,423
Transfers (to) from non-controlling interests:
Increase in additional paid-in capital as a result of settlement of unit appreciation rights	987	—	—
Decrease in additional paid-in as a result of the Organizational Transactions	(75,182)	—	—
Increase in additional paid-in capital as a result of the redemption of LLC Interests	19,934	—	—
Increase in additional paid-in capital as a result of the USC Merger	$5,908	$—	$—
Change from net income attributable to Shake Shack Inc. and transfers (to) from non-controlling interest	$(57,129)	$2,118	$5,423
In the fourth quarter of fiscal 2015, we corrected certain immaterial errors relating to non-controlling interest amounts in prior 2015 fiscal interim periods, after determining that our initial investment in SSE Holdings, made at the time of our IPO, was not correctly accounted for as a change in a parent's ownership interest in a subsidiary while retaining control. As a result, in the fourth quarter of 2015, we recognized a $63,407 increase to non-controlling interests, a $64,785 decrease to additional paid-in capital and a $1,278 increase to retained earnings relating to these errors from prior interim periods. The corrections had no impact on our Consolidated Statements of Income or Cash Flows for the affected interim periods.
NOTE 13: EQUITY-BASED COMPENSATION

A summary of equity-based compensation expense recognized during fiscal 2015, 2014 and 2013 is as follows:

	2015	2014	2013
Unit appreciation rights	$11,762	$—	$—
Restricted Class B units	605	165	93
Stock options	4,314	—	—
Equity-based compensation expense	$16,681	$165	$93

Total income tax benefit recognized related to equity-based compensation	$482	$4	$2
Amounts are included in general and administrative expense on the Consolidated Statements of Income (Loss).
Unit Appreciation Rights
Prior to the IPO, we maintained a Unit Appreciation Rights Plan (the "UAR Plan"), effective in fiscal 2012, and as amended, whereby we had the authority to grant up to 31,303 unit appreciation rights ("UARs") to employees. The UARs granted were subject to continued employment and were only exercisable upon a qualifying transaction, which was either a change of control or an initial public offering, each as defined in the UAR Plan. Upon the occurrence of a qualifying transaction, each UAR entitled the holder to receive a payment from us. Such payment and related compensation expense was determined by multiplying (i) the excess, if any, of the qualifying transaction price over the base amount of the UAR, by (ii) the stated number of Class B units deemed covered by the UAR. Effective October 30, 2014, the UAR Plan was amended to provide that the payment to which UAR holders were entitled upon the occurrence of a qualifying transaction would be in the form of securities of the Company or one of its affiliates or such other form of payment as we determined in our sole discretion. The UARs would have terminated on the tenth anniversary of the grant date or upon termination of employment, if earlier.

90 | Shake Shack Inc. Form 10-K

A summary of UAR activity for fiscal 2015 is as follows:

	UARs	Weighted Average Base Price
Outstanding at beginning of period	22,554	$193.51
Granted	—	—
Forfeited	—	—
Vested and settled	(22,554)	(193.51)
Outstanding at end of period	—	$—
No compensation expense was recorded during fiscal 2014 and 2013 related to the outstanding UARs because we determined that, as of the period end, it was not probable that a qualifying transaction would occur.
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
Our IPO constituted a qualifying transaction under the terms of the UAR Plan, resulting in a qualifying transaction price of $715.02. 339,306 shares of Class A common stock were issued upon the settlement of the 22,554 outstanding UARs, net of employee withholding taxes. We recognized compensation expense of $11,762 during the fiscal 2015 upon settlement of the outstanding UARs.
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
A summary of restricted Class B unit activity for fiscal year ended December 30, 2015 is as follows:

	Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	7,227	$92.31
Granted	—	—
Vested	(7,227)	(92.31)
Forfeited	—	—
Outstanding at end of period	—	$—
The weighted average grant date fair value of restricted Class B units granted in fiscal 2013 was $92.31. There were no restricted Class B units granted in fiscal 2015 or fiscal 2014.
The IPO constituted a transaction under the terms of the restricted Class B unit awards that resulted in the accelerated vesting of all then-outstanding awards, and recognition of the unrecognized compensation expense related to those awards. During fiscal 2015, we recognized $605 of equity-based compensation expense upon the vesting of these awards. The total fair value of restricted

91 | Shake Shack Inc. Form 10-K

Class B units that vested during fiscal 2015, 2014 and 2013 was $667, $167, $450, respectively. After giving effect to the Recapitalization Transaction, the 7,227 restricted Class B units that vested in connection with our IPO equate to 158,251 LLC Interests with a weighted-average grant date fair value of $4.22.
Stock Options
In January 2015, we adopted the 2015 Incentive Award Plan (the "2015 Plan") under which we may grant up to 5,865,522 stock options and other types of equity-based awards to employees, directors and officers. We do not use cash to settle any of our equity-based awards, and we issue new shares upon the exercise of stock options. In connection with the IPO, we granted 2,622,281 stock options to our directors and certain employees. The stock options were granted with an exercise price of $21.00 per share and vest equally over periods ranging from one to five years.
The fair value of stock option awards was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

2015
Expected term (years)(1)	7.5
Expected volatility(2)	35.1%
Risk-free interest rate(3)	1.6%
Dividend yield(4)	—%

(1)	Expected term represents the estimated period of time until an award is exercised and was determined using the simplified method.

(2)	Expected volatility is based on the historical volatility of a selected peer group over a period equivalent to the expected term.

(3)	The risk-free rate rate is an interpolation of yields on U.S. Treasury securities with maturities equivalent to the expected term.

(4)	We have assumed a dividend yield of zero as we have no plans to declare dividends in the foreseeable future.
A summary of stock option activity for fiscal 2015 is as follows:

	Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at beginning of period	—	$—
Granted	2,622,281	21.00
Exercised	—	—
Forfeited	(47,300)	(21.00)
Expired	—	—
Outstanding at end of period	2,574,981	$21.00	$48,822	9.1
Options exercisable at end of period	—	$—	$—	—
Options expected to vest	2,469,372	$21.00	$46,819	9.1
The weighted-average grant date fair value of stock options granted during fiscal 2015 was $8.53. No stock options were granted in fiscal 2014 and fiscal 2013. As of December 30, 2015, there were 2,574,981 stock options outstanding, of which none were exercisable. As of December 30, 2015, total unrecognized compensation expense related to unvested stock options, including an estimate for pre-vesting forfeitures, was $17,937, which is expected to be recognized over a weighted-average period of 4.1 years.

Shake Shack Inc. Form 10-K | 92

The following table summarizes information about stock options outstanding and exercisable as December 30, 2015:

	Options Outstanding			Options Exercisable
	Number Outstanding at December 30, 2015	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 30, 2015	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Range of Exercise Price
$21.00	2,574,981	9.1	$21.00	—	—	$—
NOTE 14: INCOME TAXES

As a result of the IPO and Organizational Transactions, we became the sole managing member of SSE Holdings, and as a result, began consolidating the financial results of SSE Holdings. SSE Holdings is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, SSE Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by SSE Holdings is passed through to and included in the taxable income or loss of its members, including us, on a pro rata basis. We are subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income or loss of SSE Holdings, as well as any stand-alone income or loss generated by Shake Shack Inc. We are also subject to withholding taxes in foreign jurisdictions.
Income Tax Expense
The components of income before income taxes are follows:

	2015	2014	2013
Domestic	$244	$(3,007)	$2,364
Foreign	6,184	5,787	3,519
Income before income taxes	$6,428	$2,780	$5,883
The components of income tax expense are as follows:

	2015	2014	2013
Current income taxes:
Federal	$2,474	$—	$—
State and local	1,131	194	266
Foreign	433	561	187
Total current income taxes	4,038	755	453
Deferred income taxes:
Federal	(267)	—	—
State and local	(467)	(93)	7
Total deferred income taxes	(734)	(93)	7
Income tax expense	$3,304	$662	$460

93 | Shake Shack Inc. Form 10-K

A reconciliation of income tax expense computed at the U.S. federal statutory income tax rate to the recognized income tax expense is as follows:

	2015	2014	2013
Expected U.S. federal income taxes at statutory rate (34%)	$2,186	$945	$2,000
State and local income taxes, net of federal benefit	663	101	176
Foreign withholding taxes	433	561	188
Non-deductible expenses	653	—	—
Tax credits	(141)	—	—
Non-controlling interest	(490)	—	—
LLC flow-through structure	—	(976)	(1,904)
Other	—	31	—
Income tax expense	$3,304	$662	$460

Our effective income tax rates for fiscal 2015, 2014 and 2013 were 51.4%, 23.8% and 7.8%, respectively. The significant increase in both the amount of income tax expense and our effective income tax rate from fiscal 2014 to fiscal 2015 is primarily due to the IPO and Organizational Transactions. In fiscal 2014, we were only subject to certain LLC entity-level taxes and foreign withholding taxes, whereas in fiscal 2015 we were also subject to U.S. federal, state and local income taxes on our allocable share of any taxable income or loss generated by SSE Holdings subsequent to the IPO and Organizational Transactions. Additionally, as the non-recurring compensation expenses and other IPO-related expenses were incurred in the period prior to the Organizational Transactions, we are not entitled to any tax benefits related to those expenses. This resulted in a high effective income tax rate when compared to the amount of our consolidated income before income taxes for fiscal 2015. The increase in our effective income tax rate from fiscal 2013 to fiscal 2014 was primarily due to increased foreign withholding taxes resulting from increased licensing revenue.
Deferred Tax Assets and Liabilities
The components of deferred tax assets and liabilities are as follows:

	December 30 2015	December 31 2014
Deferred tax assets:
Investment in partnership	$154,649	$—
Tax Receivable Agreement	69,513	—
Deferred rent	492	448
Deferred revenue	63	66
Stock-based compensation	218	—
Net operating loss carryforwards	334	—
Other assets	159	26
Total gross deferred tax assets	225,428	540
Valuation allowance	(23,155)	—
Total deferred tax assets, net of valuation allowance	202,273	540
Deferred tax liabilities:
Property and equipment	(316)	(379)
Total gross deferred tax liabilities	(316)	(379)
Net deferred tax assets	$201,957	$161

Shake Shack Inc. Form 10-K | 94

As of December 30, 2015, our federal net operating loss carryforwards for income tax purposes was $334. If not utilized, the federal net operating loss carryforward will begin to expire in 2035.
As described in Notes 1 and 11, we acquired an aggregate of 19,789,259 LLC Interests during fiscal 2015 in connection with the IPO, Organizational Transactions, settlement of outstanding UARs, redemptions of LLC Interests and the USC Merger. We recognized a deferred tax asset in the amount of $154,649 associated with the basis difference in our investment in SSE Holdings upon acquiring these LLC Interests. However, a portion of the basis difference will only reverse upon the eventual sale of our interest in SSE Holdings, which we expect would result in a capital loss. As such, we established a valuation allowance in the amount of $23,155 against the deferred tax asset to which this portion relates.
During fiscal 2015, we also recognized $69,513 of deferred tax assets related to additional tax basis increases generated from expected future payments under the Tax Receivable Agreement and related deductions for imputed interest on such payments. See "—Tax Receivable Agreement" for more information.
We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of December 30, 2015, we concluded, based on the weight of all available positive and negative evidence, that all of our deferred tax assets (except for those deferred tax assets described above relating to basis differences that are expected to result in a capital loss upon the eventual sale of our interest in SSE Holdings) are more likely than not to be realized. As such, no additional valuation allowance was recognized. The net change in valuation allowance for fiscal 2015 was $23,155. There was no net change in valuation allowance in fiscal 2014.
In the fourth quarter of fiscal 2015, we corrected certain immaterial errors relating to prior fiscal 2015 interim periods for our deferred income taxes and liabilities under the Tax Receivable Agreement after determining that our prior computations of our liabilities under the Tax Receivable Agreement utilized inappropriate assumptions and incorrectly applied certain provisions of the Tax Receivable Agreement. Additionally, we did not recognize certain deferred tax assets related to historical tax attributes we acquired upon our acquisition of the Former SSE Equity Owners. As a result, in fiscal 2015, we recognized a $15,043 increase in deferred income taxes, a $12,045 increase to liabilities under tax receivable agreement and a $4,026 increase to additional paid-in capital relating to these errors from prior interim periods. The corrections had no impact on our Consolidated Statements of Income or Cash Flows for the affected interim periods.
Uncertain Tax Positions
No uncertain tax positions existed as of December 30, 2015 and December 31, 2014. Shake Shack Inc. was formed in September 2014 and did not engage in any operations prior to the IPO and Organizational Transactions. Shake Shack Inc. first filed tax returns for tax year 2014, which is the first tax year subject to examination by taxing authorities for U.S. federal and state income tax purposes. Additionally, although SSE Holdings is treated as a partnership for U.S. federal and state income taxes purposes, it is still required to file an annual U.S. Return of Partnership Income, which is subject to examination by the Internal Revenue Service ("IRS"). The statute of limitations has expired for tax years through 2011 for SSE Holdings.
Tax Receivable Agreement
Pursuant to our election under Section 754 of the Internal Revenue Code (the "Code"), we expect to obtain an increase in our share of the tax basis in the net assets of SSE Holdings when LLC Interests are redeemed or exchanged by the Continuing SSE Equity Owners and other qualifying transactions. We plan to make an election under Section 754 of Code for each taxable year in which a redemption or exchange of LLC Interest occurs. We intend to treat any redemptions and exchanges of LLC Interests by the Continuing SSE Equity Owners as direct purchases of LLC Interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that we would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.
On February 4, 2015, we entered into a tax receivable agreement with the Continuing SSE Equity Owners (the "Tax Receivable Agreement") that provides for the payment by us to the Continuing SSE Equity Owners of 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of (i) increases in our share of the tax basis in the net assets of SSE Holdings resulting from any redemptions or exchanges of LLC Interests, (ii) tax basis increases attributable to payments made under the Tax Receivable Agreement, and (iii) deductions attributable to imputed interest pursuant to the Tax

95 | Shake Shack Inc. Form 10-K

Receivable Agreement (the "TRA Payments"). We expect to benefit from the remaining 15% of any tax benefits that we may actually realize. The TRA Payments are not conditioned upon any continued ownership interest in SSE Holdings or us. The rights of each Continuing SSE Equity Owner under the Tax Receivable Agreement are assignable to transferees of its LLC Interests.
During fiscal 2015, SSE Holdings paid a distribution in the amount of $11,125 to certain of the Original SSE Equity Owners (the "Special Distribution"). The Special Distribution was considered a direct purchase of LLC Interests for U.S. federal income tax purposes and resulted in an increase in the tax basis of the net assets of SSE Holdings subject to the provisions of the Tax Receivable Agreement. Additionally, during fiscal 2015, an aggregate of 6,003,308 LLC Interests were redeemed by the Continuing SSE Equity Owners (including 3,155,273 LLC Interests redeemed in connection with the secondary offering) for newly-issued shares of Class A common stock. In connection with these redemptions, we received 6,003,308 LLC Interests, which resulted in an increase in the tax basis of our investment in SSE Holdings subject to the provisions of the Tax Receivable Agreement. We recognized a liability for the TRA Payments due to the Continuing SSE Equity Owners, representing 85% of the aggregate tax benefits we expect to realize from the tax basis increases related to the Special Distribution and redemptions of LLC Interests, after concluding it was probable that such TRA Payments would be paid based on our estimates of future taxable income. As of December 30, 2015, the total amount of TRA Payments due to the Continuing SSE Equity Owners under the Tax Receivable Agreement was $173,090, of which $2,157 was included in other current liabilities on the Consolidated Balance Sheet. See Note 17 for more information relating to our liabilities under the Tax Receivable Agreement.
Pro Forma Financial Information
For periods prior to the IPO and Organizational Transactions, our income taxes represent those of SSE Holdings, our predecessor, and relate solely to foreign withholding taxes and certain LLC entity-level taxes. As a result of the IPO and Organizational Transactions that occurred on February 4, 2015, we became subject to U.S. federal and certain state and local income taxes with respect to our allocable share of any taxable income or loss generated by SSE Holdings. The pro forma financial information presented on the Consolidated Statements of Income (Loss) for fiscal 2015 has been computed to reflect income tax expense at an effective tax rate of 27.8%. The amounts were calculated assuming the Organizational Transactions occurred on January 1, 2015 and were based on the statutory rates in effect during the period.
NOTE 15: EARNINGS PER SHARE

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
As described in Note 1, on February 4, 2015, the SSE Holdings LLC Agreement was amended and restated to, among other things, (i) provide for a new single class of common membership interests, the LLC Interests, and (ii) exchange all of the then-existing membership interests of the Original SSE Equity Owners for LLC Interests. For purposes of calculating earnings per share, the prior period amounts have been retroactively adjusted to give effect to the above-mentioned amendment and resulting recapitalization. The computations of earnings per share for periods prior to our IPO do not consider the 5,750,000 shares of Class A common stock issued to investors in our IPO or the 339,306 shares of Class A common stock issued upon settlement of outstanding UARs in connection with the IPO.

Shake Shack Inc. Form 10-K | 96

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock for fiscal 2015, 2014 and 2013.

	2015	2014	2013
Numerator:
Net income	$3,124	$2,118	$5,423
Less: net income attributable to non-controlling interests	11,900	—	—
Net income (loss) attributable to Shake Shack Inc.	$(8,776)	$2,118	$5,423
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	13,588	29,977	29,934
Effect of dilutive securities:
Restricted Class B units	—	145	84
Weighted-average shares of Class A common stock outstanding—diluted	13,588	30,122	30,018

Earnings per share of Class A common stock—basic	$(0.65)	$0.07	$0.18
Earnings per share of Class A common stock—diluted	$(0.65)	$0.07	$0.18
2,574,981 stock options were excluded from the computation of diluted earnings per share of Class A common stock for fiscal 2015 because the effect would have been anti-dilutive as we recorded a net loss for the period.
Shares of our Class B common stock do not share in the earnings or losses of Shake Shack and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented. Shares of our Class B common stock are, however, considered potentially dilutive shares of Class A common stock. After evaluating the potential dilutive effect under the if-converted and two-class methods, the 16,460,741 shares of Class B common stock outstanding as of December 30, 2015 were determined to be anti-dilutive and have therefore been excluded from the computations of diluted earnings per share of Class A common stock.

97 | Shake Shack Inc. Form 10-K

NOTE 16: SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information for fiscal 2015, 2014 and 2013:

	2015	2014	2013
Cash paid for:
Income taxes, net of refunds	$416	$836	$639
Interest, net of amounts capitalized	92	123	19
Non-cash investing activities:
Accrued purchases of property and equipment	4,904	3,577	234
Property and equipment acquired through landlord incentives	—	6,000	—
Class A common stock issued in connection with the acquisition of the Former SSE Equity Owners	6	—	—
Class A common stock issued in connection with the USC Merger	2	—	—
Non-cash financing activities:
Cancellation of Class B common stock in connection with the Organizational Transactions	(6)	—	—
Class A common stock issued in connection with the redemption of LLC Interests	6	—	—
Cancellation of Class B common stock in connection with the redemption of LLC Interests	(6)	—	—
Cancellation of Class B common stock in connection with the USC Merger	(2)	—	—
Establishment of liabilities under tax receivable agreement	173,090	—	—
NOTE 17: COMMITMENTS AND CONTINGENCIES

Lease Commitments
We are obligated under various operating leases for Shacks and our home office space, expiring in various years through 2032. Under certain of these leases, we are liable for contingent rent based on a percentage of sales in excess of a specified threshold and are responsible for our proportionate share of real estate taxes and utilities. See Note 9, Leases.
As security under the terms of several of our leases, we are obligated under letters of credit totaling $160 as of December 30, 2015. The letters of credit expire on April 23, 2016 and February 28, 2026. In addition, in December 2013, we entered into an irrevocable standby letter of credit in conjunction with our home office lease in the amount of $80. The letter of credit expires in September 2016 and renews automatically for one-year periods through September 30, 2019.
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

Shake Shack Inc. Form 10-K | 98

Legal Contingencies
In November 2015, we met with a law firm representing two former Shake Shack managers who alleged that Shake Shack improperly classified its restaurant managers as exempt. Although we have always believed that our managers are properly classified as exempt under both federal and state laws, and have always intended to defend any such lawsuits vigorously, we agreed to mediate the matter. At the conclusion of the meeting, the parties entered into a Memorandum of Understanding, and the Company agreed to create a fund of $750 to settle the matter. In exchange, all participating managers (former and current), including the two former managers, will release Shake Shack from all federal and/or state wage and hour claims that may exist through the settlement date. As part of the settlement process, the law firm filed a Complaint on March 17, 2016 with the Supreme Court of the State of New York (the “Court”), and within the coming weeks will file the final settlement agreement with the Court as well as a motion seeking the Court’s preliminary approval of the settlement. As of December 30, 2015, we recognized a liability of $770 for this matter and related expenses.
We are subject to various legal proceedings, claims and liabilities, such as employment-related claims and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance. As of December 30, 2015, the amount of ultimate liability with respect to these matters was not material.
Liabilities under Tax Receivable Agreement
As described in Note 14, we are a party to the Tax Receivable Agreement under which we are contractually committed to pay the Continuing SSE Equity Owners 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of certain transactions. We are not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated the transaction that gave rise to the payment are realized. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. During fiscal 2015, as a result of the Special Distribution and redemptions of LLC Interests, we recognized liabilities totaling $173,090 relating to our obligations under the Tax Receivable Agreement, after concluding that it was probable that we would have sufficient future taxable income to utilize the related tax benefits. There were no transactions subject to the Tax Receivable Agreement for which we did not recognize the related liability, as we concluded that we would have sufficient future taxable income to utilize all of the related tax benefits generated by all transactions that occurred in fiscal 2015.
NOTE 18: RELATED PARTY TRANSACTIONS

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
Under the terms of the management agreement with USHG, as amended, in fiscal 2014, we paid a 2.5% management fee to USHG based on Shack sales and licensing revenue generated from license agreements with unaffiliated entities. Total management fees, which are included in general and administrative expenses, amounted to $2,927 and $2,455 for fiscal 2014 and 2013, respectively. Effective January 1, 2015, the management agreement was amended and restated. As a result, we are no longer obligated to pay management fees to USHG. Therefore, no management fees were paid to USHG for fiscal 2015.
Previously, we sub-leased office space from USHG on a month-to-month basis. Amounts paid to USHG as rent totaled $38 and $236 for fiscal 2014 and 2013, respectively. These amounts are included in general and administrative expense on the Consolidated Statements of Income (Loss). No amounts were paid during fiscal 2015.
Previously, our employees were included in USHG's self-insurance health plan and we paid our portion of the plan costs on a monthly basis to USHG. Amounts paid to the USHG for these health insurance costs were $1,306 and $865 for fiscal 2014 and 2013,

99 | Shake Shack Inc. Form 10-K

respectively. In February 2015, we established our own self-funded health insurance plan for our employees and ceased payments to USHG. The total amount paid to USHG for these health insurance costs for fiscal 2015 was $146. These amounts are included in labor and related expenses and general and administrative expenses on the Consolidated Statements of Income (Loss). Additionally, our employees are eligible participants under USHG's 401(k) plan. We pay our share of the employer's matching contributions directly to the third-party plan trustee.
We also pay USHG for certain miscellaneous general operating expenses incurred by them on our behalf. Total amounts paid to USHG for general corporate expenses were $157, $490 and $473 for fiscal 2015. 2014 and 2013, respectively, and are included in general and administrative expenses on the Consolidated Statements of Income (Loss).
Total amounts payable to USHG as of December 30, 2015 and December 31, 2014 were $2 and $238, respectively, and are included in other current liabilities on the Consolidated Balance Sheets. No amounts were due from USHG as of December 30, 2015 and December 31, 2014.
Hudson Yards Sports and Entertainment
In fiscal 2011, we entered into a Master License Agreement (an "MLA") with Hudson Yards Sports and Entertainment LLC ("HYSE"), a subsidiary of USHG and a related party, to operate Shake Shack branded limited menu concession stands in sports and entertainment venues within the United States. The agreement expires on December 31, 2027 and includes five consecutive five-year renewal options at HYSE's option. As consideration for these rights, HYSE pays us a license fee based on a percentage of net food sales, as defined in the MLA. HYSE also pays us a percentage of profits on sales of branded beverages, as defined in the MLA. Amounts paid to us by HYSE for fiscal 2015, 2014 and 2013 were $282, $218 and $215, respectively, and are included in licensing revenue on the Consolidated Statements of Income (Loss). No amounts were due from HYSE as of December 30, 2015 and December 31, 2014.
Madison Square Park Conservancy
The Chairman of our Board of Directors serves as a director of the Madison Square Park Conservancy ("MSP Conservancy"), with which we have a license agreement and pay license fees to operate our Madison Square Park Shack. Amounts paid to Madison Square Park Conservancy as rent amounted to $692, $528 and $607 for fiscal 2015, 2014 and 2013, respectively. These amounts are included in occupancy and related expenses on the Consolidated Statements of Income (Loss). Total amounts due to the MSP Conservancy as of December 30, 2015 were $17. No amounts were due to the MSP Conservancy as of December 31, 2014 as our Madison Square Park Shack was closed for renovations.
Share Our Strength
The Chairman of our Board of Directors serves as a director of Share Our Strength, for which Shake Shack hold the "Great American Shake Sale" every year during the month of May to raise money and awareness for childhood hunger. During the Great American Shake Sale, we encourage guests to donate money to Share Our Strength's No Kid Hungry campaign in exchange for a coupon for a free cake-themed shake. All of the guest donations we collect go directly to Share Our Strength. We raised a total of $504, $338 and $286 in fiscal 2015, 2014 and 2013, respectively, and the proceeds were remitted to Share Our Strength in the respective years. We incurred costs of approximately $109, $69 and $53 for fiscal 2015, 2014 and 2013, respectively, representing the cost of the free shakes redeemed. These costs are included in general and administrative expense and other operating expenses on the Consolidated Statements of Income (Loss).
Tax Receivable Agreement
In connection with our IPO, we entered into a tax receivable agreement with the Continuing SSE Equity Owners that provides for the payment by us to the Continuing SSE Equity Owners of 85% of the amount of any tax benefits that Shake Shack actually realizes or in some cases is deemed to realize as a result of (i) increases in the tax basis of the net assets of SSE Holdings resulting from any redemptions or exchanges of LLC Interests and (ii) certain other tax benefits related to our making payments under the Tax Receivable Agreement. See Note 14 for further information. There were no amounts paid under the Tax Receivable Agreement to the Continuing SSE Equity Owners during fiscal 2015. Total amounts due to the Continuing SSE Equity Owners as of December 30, 2015 under the Tax Receivable Agreement were $173,090. As the Tax Receivable Agreement went into effect in January 2015, no

Shake Shack Inc. Form 10-K | 100

amounts were due to the Continuing SSE Equity Owners under the Tax Receivable Agreement as of December 31, 2014, and no amounts were paid in fiscal 2014 and 2013.
NOTE 19: GEOGRAPHIC INFORMATION

Revenue by geographic area for fiscal 2015, 2014 and 2013 is as follows:

	2015	2014	2013
United States	$184,408	$112,743	$78,937
Other countries	6,184	5,787	3,519
Total revenue	$190,592	$118,530	$82,456
Revenues are shown based on the geographic location of our customers and licensees. All of our assets are located in the United States.
NOTE 20: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth certain unaudited financial information for each quarter of fiscal 2015 and fiscal 2014. The unaudited quarterly information includes all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for the fair presentation of the information presented. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

	2015
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenue	$37,808	$48,450	$53,273	$51,061
Operating income (loss)	(10,949)	6,244	7,804	3,654
Net income (loss)	(11,260)	5,145	6,193	3,046
Net income (loss) attributable to Shake Shack Inc.	(12,668)	1,118	1,528	1,246
Earnings (loss) per share(1):
Basic	$(1.06)	$0.09	$0.11	$0.08
Diluted	$(1.06)	$0.08	$0.10	$0.07

101 | Shake Shack Inc. Form 10-K

	2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(2)
Total revenue	$24,196	$27,737	$31,825	$34,772
Operating income (loss)	1,229	2,142	759	(987)
Net income (loss)	1,092	1,949	504	(1,427)
Net income (loss) attributable to Shake Shack Inc.	1,092	1,949	504	(1,427)
Earnings (loss) per share(1):
Basic	$0.04	$0.07	$0.02	$(0.05)
Diluted	$0.04	$0.07	$0.02	$(0.05)

(1)
Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted earnings per share amounts may not equal annual basic and diluted earnings per share amounts.

(2)
We operate on a 52/53 week fiscal year that ends on the last Wednesday of the calendar year. Fiscal 2014 was a 53-week year with the extra operating week falling in our fiscal fourth quarter. Fiscal 2015 contained 52 weeks.

Shake Shack Inc. Form 10-K | 102

Schedule I: Condensed Financial Information of Registrant

SHAKE SHACK INC.
CONDENSED BALANCE SHEETS
(PARENT COMPANY ONLY)
(in thousands, except share and per share amounts)

	December 30 2015	December 31 2014
ASSETS
Current assets:
Cash	$422	$—
Prepaid expenses	628	—
Total current assets	1,050	—
Due form SSE Holdings	3,979	—
Deferred income taxes, net	201,614	—
Investment in subsidiaries	67,810	—
TOTAL ASSETS	$274,453	$—
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Income taxes payable	$689	$—
Accrued expenses	59	—
Current portion of liabilities under tax receivable agreement	2,157	—
Total current liabilities	2,905	—
Liabilities under tax receivable agreement, net of current portion	170,933	—
Total liabilities	173,838	—
Commitments and contingencies
Stockholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of December 30, 2015	—	—
Common stock, $0.01 par value—100 shares authorized; none issued and outstanding as of December 31, 2014	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 19,789,259 shares issued and outstanding as of December 30, 2015	20	—
Class B common stock, $0.001 par value—35,000,000 shares authorized; 16,460,741 shares issued and outstanding as of December 30, 2015	16	—
Additional paid-in capital	96,311	—
Retained earnings	4,273	—
Accumulated other comprehensive loss	(5)	—
Total stockholders' equity	100,615	—
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$274,453	$—
See accompanying Notes to Condensed Financial Statements.

103 | Shake Shack Inc. Form 10-K

Schedule I: Condensed Financial Information of Registrant (continued)

SHAKE SHACK INC.
CONDENSED STATEMENTS OF INCOME
(PARENT COMPANY ONLY)
(in thousands)

	Fiscal Year Ended
	December 30 2015	December 31 2014
Intercompany revenue	$1,336	$—
TOTAL REVENUE	1,336	—
General and administrative expenses	1,336	—
TOTAL EXPENSES	1,336	—
OPERATING INCOME	—	—
Equity in net income of subsidiaries	6,906	—
INCOME BEFORE INCOME TAXES	6,906	—
Income tax expense	2,633	—
NET INCOME	$4,273	$—
See accompanying Notes to Condensed Financial Statements.

Shake Shack Inc. Form 10-K | 104

Schedule I: Condensed Financial Information of Registrant (continued)

SHAKE SHACK INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(PARENT COMPANY ONLY)
(in thousands)

	Fiscal Year Ended
	December 30 2015	December 31 2014
Net income	$4,273	$—
Other comprehensive loss:
Unrealized holding losses on available-for-sale securities	(5)	—
Income tax benefit	—	—
OTHER COMPREHENSIVE LOSS, NET OF TAX	(5)	—
COMPREHENSIVE INCOME	$4,268	$—
See accompanying Notes to Condensed Financial Statements.

105 | Shake Shack Inc. Form 10-K

Schedule I: Condensed Financial Information of Registrant (continued)

SHAKE SHACK INC.
CONDENSED STATEMENTS OF CASH FLOWS
(PARENT COMPANY ONLY)
(in thousands)

	Fiscal Year Ended
	December 30 2015	December 31 2014
OPERATING ACTIVITIES
Net income	$4,273	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(6,906)	—
Equity-based compensation	330	—
Deferred income taxes	(551)	—
Changes in operating assets and liabilities:
Due from SSE Holdings	4	—
Accrued expenses	58	—
Income taxes payable	3,184	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	392	—
INVESTING ACTIVITIES
Purchases of LLC Interests from SSE Holdings	(112,298)	—
NET CASH USED IN INVESTING ACTIVITIES	(112,298)	—
FINANCING ACTIVITIES
Proceeds from issuance of Class A common stock sold in initial public offering, net of underwriting discounts and commissions	112,298	—
Proceeds from issuance of Class B common stock	30	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	112,328	—
INCREASE IN CASH	422	—
CASH AT BEGINNING OF PERIOD	—	—
CASH AT END OF PERIOD	$422	$—

Non-cash investing activities:
Class A common stock issued in connection with the acquisition of the Former SSE Equity Owners	$6	$—
Class A common stock issued in connection with the USC Merger	2	—
Class A common stock issued in connection with the acquisition of LLC Interests upon redemption by the Continuing SSE Equity Owners	19,933	—
Non-cash financing activities:
Cancellation of Class B common stock in connection with the Organizational Transactions	(6)	—
Cancellation of Class B common stock in connection with the redemption of LLC Interests	(6)	—
Cancellation of Class B common stock in connection with the USC Merger	(2)	—
Establishment of liabilities under tax receivable agreement	173,090	—
See accompanying Notes to Condensed Financial Statements.

Shake Shack Inc. Form 10-K | 106

Schedule I: Condensed Financial Information of Registrant (continued)

SHAKE SHACK INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(PARENT COMPANY ONLY)
(in thousands, except share and per share amounts)

NOTE 1: ORGANIZATION
Shake Shack Inc. (the "Parent Company") was formed on September 23, 2014 as a Delaware corporation and is a holding company with no direct operations. The Parent Company's assets consist primarily of its equity interest in SSE Holdings, LLC ("SSE Holdings") and certain deferred tax assets.
On February 4, 2015, the Parent Company completed an initial public offering ("IPO") of 5,750,000 shares of its Class A common stock at a public offering price of $21.00 per share, which includes 750,000 shares issued pursuant to the underwriters' over-allotment option. The Parent Company received $112,298 in proceeds, net of underwriting discounts and commissions, which it used to purchase newly-issued membership interests from SSE Holdings at a price per interest equal to the initial public offering price of its Class A common stock.
The Parent Company's cash inflows are primarily from cash dividends or distributions and other transfers from SSE Holdings. The amounts available to the Parent Company to fulfill cash commitments and pay cash dividends on its common stock are subject to certain restrictions in SSE Holdings' revolving credit agreement. See Note 8 to the consolidated financial statements.
NOTE 2: BASIS OF PRESENTATION
These condensed parent company financial statements should be read in conjunction with the consolidated financial statements of Shake Shack Inc. and the accompanying notes thereto, included in this Annual Report on Form 10-K. For purposes of these condensed financial statements, the Parent Company's interest in SSE Holdings is recorded based upon its proportionate share of SSE Holdings' net assets (similar to presenting them on the equity method).
The Parent Company is the sole managing member of SSE Holdings, and pursuant to the Third Amended and Restated LLC Agreement of SSE Holdings (the “LLC Agreement”), receives compensation in the form of reimbursements for all costs associated with being a public company. Intercompany revenue consists of these reimbursement payments and is recognized when the corresponding expense to which it relates is recognized.
Certain intercompany balances presented in these condensed parent company financial statements are eliminated in the consolidated financial statements. $3,979 of payables were eliminated in consolidation as of December 30, 2015. $1,336 and $6,906 of intercompany revenue and equity in net income of subsidiaries was eliminated in consolidation for fiscal 2015. Related party amounts that were not eliminated in the consolidated financial statements include the Parent Company's liabilities under the tax receivable agreement, which totaled $173,090 as of December 30, 2015.
NOTE 3: COMMITMENTS AND CONTINGENCIES
On February 4, 2015, the Parent Company entered into a tax receivable agreement with certain members of SSE Holdings (the "Continuing SSE Equity Owners") that provides for the payment by us to the Continuing SSE Equity Owners of 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of certain transactions. See Note 14 to the consolidated financial statements for more information regarding the Parent Company's tax receivable agreement. As described in Note 17 to the consolidated financial statements, amounts payable under the tax receivable agreement are contingent upon, among other things, (i) generation of future taxable income of Shake Shack Inc. over the term of the tax receivable agreement and (ii) future changes in tax laws. As of December 30, 2015, liabilities under the tax receivable agreement totaled $173,090.

107 | Shake Shack Inc. Form 10-K

Schedule II: Valuation and Qualifying Accounts

	Balance at beginning of period	Additions			Reductions	Balance at end of period
(in thousands)		Charged to costs and expenses	Charged to other accounts
Deferred tax asset valuation allowance:
Fiscal year ended December 25, 2013	$—	$—	$—		$—	$—
Fiscal year ended December 31, 2014	$—	$—	$—		$—	$—
Fiscal year ended December 30, 2015	$—	$—	$39,700	(1)	$(16,545)	$23,155

(1)	Amount relates to a valuation allowance established on deferred tax assets related to our investment in SSE Holdings.

Shake Shack Inc. Form 10-K | 108

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
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

For the Management's Report on Internal Control over Financial Reporting, see Item 8, Financial Statements and Supplementary Data.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

We have enhanced our controls related to accounting for complex transactions, including engaging third-party experts to advise us on the technical aspects of complex transactions. There were no changes to our internal control over financial reporting that occurred during the quarter ended December 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Not applicable.

109 | Shake Shack Inc. Form 10-K

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item with respect to our directors is incorporated by reference to the sections entitled “Nominees for Election as Class I Directors” and "Continuing Directors" in our Proxy Statement to be filed in connection with our 2016 Annual Meeting of Shareholders (the “Proxy Statement”). The information required by this item with respect to our Code of Business Conduct and Audit Committee (including our “audit committee financial expert”) is incorporated by reference to the sections entitled “Code of Ethics” and “Audit Committee Report.”
The information required by this item with respect to our executive officers is set forth under the section entitled “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report on Form 10-K.
The information required by this item with respect to Section 16(a) of the Exchange Act is incorporated by reference to the section of the Proxy Statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”
Item 11. Executive Compensation.
The information required by this item with respect to director and executive officer compensation is incorporated by reference to the section entitled “Executive Compensation” in our Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item with respect to securities authorized for issuance under equity compensation plans is set forth under the section entitled “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K.
The information required by this item with respect to security ownership of certain beneficial owners and management is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item with respect to transactions with related persons and director independence is incorporated by reference to the sections entitled “Certain Relationships and Related Party Transactions” and “Composition of our Board of Directors” in our Proxy Statement.

Shake Shack Inc. Form 10-K | 110

Item 14. Principal Accounting Fees and Services.
The information required by this item with respect to principal accountant’s fees and services is incorporated by reference to the sections entitled “Audit and Related Fees” and “Audit Committee Report” in our Proxy Statement.

111 | Shake Shack Inc. Form 10-K

Part IV
Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedules

Page
Schedule I: Condensed Financial Information of Registrant	68
Schedule II: Valuation and Qualifying Accounts	69
All other financial statement schedules are omitted since they are not required or are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

(1)	Exhibits
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

Shake Shack Inc. Form 10-K | 112

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shake Shack Inc.
(Registrant)

	By:	/s/ Jeff Uttz
Jeff Uttz
Date: March 30, 2016		Chief Financial Officer
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
March 30, 2016
/s/ Randy Garutti	Chief Executive Officer and Director
Randy Garutti	(Principal Executive Officer)

/s/ Jeff Uttz	Chief Financial Officer	March 30, 2016
Jeff Uttz	(Principal Financial and Accounting Officer)

/s/ Daniel Meyer	Chairman of the Board of Directors	March 30, 2016
Daniel Meyer

/s/ Jeff Flug	Director	March 30, 2016
Jeff Flug

/s/ Evan Guillemin	Director	March 30, 2016
Evan Guillemin

/s/ Jenna Lyons	Director	March 30, 2016
Jenna Lyons

/s/ Jonathan D. Sokoloff	Director	March 30, 2016
Jonathan D. Sokoloff

/s/ Robert Vivian	Director	March 30, 2016
Robert Vivian

113 | Shake Shack Inc. Form 10-K

EXHIBIT INDEX

Exhibit Number			Incorporated by Reference			Filed Herewith
		Exhibit Description	Form	Exhibit	Filing Date
3.1		Amended and Restated Certificate of Incorporation of Shake Shack Inc., effective February 4, 2015	8-K	3.1	2/10/2015
3.2		Amended and Restated Bylaws of Shack Shake Inc., dated February 4, 2015	8-K	3.2	2/10/2015
4.1		Form of Class A Common Stock Certificate	S-1/A	4.1	1/28/2015
10.1		Third Amended and Restated Limited Liability Company Agreement of SSE Holdings, LLC, dated February 4, 2015 by and among SSE Holdings, LLC and its Members	8-K	10.3	2/10/2015
10.1.1		Amendment No. 1 to Third Amended and Restated Limited Liability Company Agreement of SSE Holding, LLC, dated March 7, 2015, but effective as of February 5, 2015	POSAM	10.1.1	3/10/2016
10.2		Amended and Restated Management Services Agreement, to be effective as of January 15, 2015, by and between SSE Holdings, LLC and USHG, LLC.	S-1	10.1	12/29/2014
10.3		Tax Receivable Agreement, dated February 4, 2015, by and among Shake Shack Inc., SSE Holdings, LLC and each of the Members from time to time party thereto	8-K	10.1	2/10/2015
10.4		Registration Rights Agreement, dated February 4, 2015, by and among Shake Shack Inc. and each other person identified on the schedule of investors attached thereto	8-K	10.2	2/10/2015
10.4.1		Amendment No. 1 to Registration Rights Agreement, dated and effective as of October 8, 2015, by and among Shake Shack Inc., the Continuing SSE Equity Owners and affiliates of the Former SSE Equity Owners	10-Q	10.2	11/6/2015
10.5		Stockholders Agreement, dated February 4, 2015, by and among Shake Shack Inc., SSE Holdings, LLC, and the persons and entities listed on the schedules attached thereto	8-K	10.4	2/10/2015
10.5.1		Amendment No. 1 to Stockholders Agreement, dated and effective as of October 8, 2015, by and among Shake Shack Inc., SSE Holdings, LLC, the Meyer Stockholders, the LGP Stockholders and the SEG Stockholders	10-Q	10.1	11/6/2015
10.6		Third Amended and Restated Credit Agreement, dated January 28, 2015, among SSE Holdings, LLC, each other loan party signatory thereto and JPMorgan Chase Bank, N.A., as administrative agent	10-K	10.6	3/27/2015
10.7		Second Amended and Restated Security Agreement, entered into as of February 18, 2014 by and among SSE Holdings, LLC, each other loan party signatory thereto and JPMorgan Chase Bank, N.A., as administrative agent	S-1/A	10.6	1/20/2015
10.8		Form of Indemnification Agreement entered into between Shake Shack Inc. and each of its directors and officers, effective February 4, 2015	S-1/A	10.21	1/20/2015
10.9	†	SSE Holdings, LLC Unit Appreciation Rights Plan	S-1	10.7	12/29/2014
10.9.1	†	Amendment No. 1 to the SSE Holdings, LLC Unit Appreciation Rights Plan	S-1	10.8	12/29/2014
10.9.2	†	Amendment No. 2 to the SSE Holdings, LLC Unit Appreciation Rights Plan	S-1	10.9	12/29/2014
10.9.3	†	Form of Unit Appreciation Right Agreement	S-1	10.10	12/29/2014
10.10	†	Shake Shack Inc. 2015 Incentive Award Plan	S-8	4.4	1/30/2015
10.10.1	†	Form of employee option agreement under the Shake Shack Inc. 2015 Incentive Award Plan	S-1/A	10.19	1/20/2015
10.10.2	†	Form of director option agreement under the Shake Shack Inc. 2015 Incentive Award Plan	S-1/A	10.20	1/20/2015
10.11	†	2015 Senior Executive Bonus Plan	S-1	10.12	12/29/2014
10.12	†	Employment Agreement, dated as of November 25, 2014, by and between Shake Shack Inc., SSE Holdings, LLC and Randall Garutti	S-1	10.17	12/29/2014
10.13	†	Employment Agreement, dated as of December 1, 2014, by and between Shake Shack Inc., SSE Holdings, LLC and Jeff Uttz.	S-1	10.18	12/29/2014

Shake Shack Inc. Form 10-K | 114

10.14	†	Special Bonus Agreement by and between Union Square Hospitality Group, LLC and Randall Garutti, entered into on March 11, 2011.	S-1	10.14	12/29/2014
10.14.1	†	Amendment to Special Bonus Agreement by and between Union Square Hospitality Group, LLC and Randall Garutti, entered into on March 11, 2011, effective as of July 25, 2013	S-1	10.15	12/29/2014
10.14.2	†	Assignment and Assumption Agreement, effective as of October 30, 2014, among Union Square Hospitality Group, LLC, Randall Garutti and SSE Holdings, LLC	S-1	10.16	12/29/2014
10.14.3	†	Assignment and Assumption Agreement, dated as of January 15, 2015, by and among SSE Holdings, LLC and Shake Shack Inc.	S-1/A	10.22	1/20/2015
21		Subsidiaries of Shake Shack Inc.				*
23.1		Consent of Independent Registered Public Accounting Firm				*
31.1		Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2		Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32	#	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				*
101.INS		XBRL Instance Document				*
101.SCH		XBRL Taxonomy Extension Schema Document				*
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB		XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document				*

†	Indicates a management contract or compensatory plan or arrangement.

#	Furnished herewith.

115 | Shake Shack Inc. Form 10-K