Form 10-Q
period 2016-03-30
Shake Shack Inc.
filed 2016-05-16
CIK 1620533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of May 4, 2016, there were 22,313,896 shares of Class A common stock outstanding and 13,969,794 shares of Class B common stock outstanding.

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
While we believe that our assumptions are reasonable, it is very difficult to predict the impact of known factors, and it is impossible to anticipate all factors that could affect our actual results. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Form 10-Q in the context of the risks and uncertainties disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2015 filed with the U.S. Securities and Exchange Commission (the "SEC") under the heading "Risk Factors."
The forward-looking statements included in this Form 10-Q are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Shake Shack Inc. Form 10-Q | 1

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).

2 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	March 30 2016	December 30 2015
ASSETS
Current assets:
Cash and cash equivalents	$65,855	$70,849
Accounts receivable	3,337	4,217
Inventories	621	543
Prepaid expenses and other current assets	3,600	3,325
Total current assets	73,413	78,934
Property and equipment, net	102,279	93,041
Deferred income taxes, net	241,466	201,957
Other assets	5,352	5,615
TOTAL ASSETS	$422,510	$379,547
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,035	$6,786
Accrued expenses	5,442	6,801
Accrued wages and related liabilities	3,718	5,804
Other current liabilities	5,026	4,614
Total current liabilities	20,221	24,005
Note payable	313	313
Deferred rent	24,381	22,927
Liabilities under tax receivable agreement, net of current portion	205,851	170,933
Other long-term liabilities	4,326	4,350
Total liabilities	255,092	222,528
Commitments and contingencies
Stockholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of March 30, 2016 and December 30, 2015.	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 21,700,184 and 19,789,259 shares issued and outstanding as of March 30, 2016 and December 30, 2015, respectively.	22	20
Class B common stock, $0.001 par value—35,000,000 shares authorized; 14,582,886 and 16,460,741 shares issued and outstanding as of March 30, 2016 and December 30, 2015, respectively.	14	16
Additional paid-in capital	107,590	96,311
Retained earnings	5,735	4,273
Accumulated other comprehensive loss	(6)	(5)
Total stockholders' equity attributable to Shake Shack Inc.	113,355	100,615
Non-controlling interests	54,063	56,404
Total equity	167,418	157,019
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$422,510	$379,547
See accompanying Notes to Condensed Consolidated Financial Statements.

Shake Shack Inc. Form 10-Q | 3

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(in thousands, except per share amounts)

	Thirteen Weeks Ended
	March 30 2016	April 1 2015
Shack sales	$52,153	$36,047
Licensing revenue	2,012	1,761
TOTAL REVENUE	54,165	37,808
Shack-level operating expenses:
Food and paper costs	15,032	11,004
Labor and related expenses	13,162	9,101
Other operating expenses	4,919	3,480
Occupancy and related expenses	4,323	3,183
General and administrative expenses	6,884	18,385
Depreciation expense	3,106	2,191
Pre-opening costs	2,025	1,413
TOTAL EXPENSES	49,451	48,757
OPERATING INCOME (LOSS)	4,714	(10,949)
Interest expense, net	64	78
INCOME (LOSS) BEFORE INCOME TAXES	4,650	(11,027)
Income tax expense	1,299	233
NET INCOME (LOSS)	3,351	(11,260)
Less: net income attributable to non-controlling interests	1,889	1,408
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$1,462	$(12,668)
Earnings (loss) per share of Class A common stock:
Basic	$0.07	$(1.06)
Diluted	$0.07	$(1.06)
Weighted-average shares of Class A common stock outstanding:
Basic	20,353	11,953
Diluted	20,812	11,953
See accompanying Notes to Condensed Consolidated Financial Statements.

4 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Thirteen Weeks Ended
	March 30 2016	April 1 2015
Net income (loss)	$3,351	$(11,260)
Other comprehensive loss:
Unrealized holding losses on available-for-sale securities	(2)	—
Income tax benefit	—	—
OTHER COMPREHENSIVE LOSS, NET OF TAX	(2)	—
COMPREHENSIVE INCOME (LOSS)	3,349	(11,260)
Less: comprehensive income attributable to non-controlling interests	1,888	1,408
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$1,461	$(12,668)
See accompanying Notes to Condensed Consolidated Financial Statements.

Shake Shack Inc. Form 10-Q | 5

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 30, 2015	19,789,259	$20	16,460,741	$16	$96,311	$4,273	$(5)	$56,404	$157,019
Net income						1,462		1,889	3,351
Other comprehensive loss:
Unrealized holding losses on available-for-sale securities							(1)	(1)	(2)
Equity-based compensation					1,060				1,060
Stock option exercises	33,070	—			216			412	628
Income tax effect of stock compensation plans					27			1	28
Redemption of LLC Interests	1,877,855	2	(1,877,855)	(2)	4,642			(4,642)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					5,334				5,334
BALANCE, MARCH 30, 2016	21,700,184	$22	14,582,886	$14	$107,590	$5,735	$(6)	$54,063	$167,418
See accompanying Notes to Condensed Consolidated Financial Statements.

6 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Thirteen Weeks Ended
	March 30 2016	April 1 2015
OPERATING ACTIVITIES
Net income (loss) (including amounts attributable to non-controlling interests)	$3,351	$(11,260)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation expense	3,106	2,191
Equity-based compensation	1,030	13,159
Deferred income taxes	3	—
Non-cash interest expense	70	66
Excess tax benefits on equity-based compensation	(28)	—
Changes in operating assets and liabilities:
Accounts receivable	1,019	436
Inventories	(78)	125
Prepaid expenses and other current assets	345	(599)
Other assets	(234)	1,954
Accounts payable	561	(255)
Accrued expenses	(89)	(2,350)
Accrued wages and related liabilities	(2,086)	173
Other current liabilities	202	341
Deferred rent	1,354	1,397
Other long-term liabilities	(48)	(202)
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,478	5,176
INVESTING ACTIVITIES
Purchases of property and equipment	(14,128)	(8,558)
NET CASH USED IN INVESTING ACTIVITIES	(14,128)	(8,558)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	—	4,000
Payments on revolving credit facility	—	(36,000)
Deferred financing costs	—	(92)
Proceeds from issuance of Class A common stock sold in initial public offering, net of underwriting discounts, commissions and offering costs	—	109,362
Proceeds from issuance of Class B common stock	—	30
Member distributions	—	(11,125)
Proceeds from stock option exercises	628	—
Employee withholding taxes related to net settled equity awards	—	(4,636)
Excess tax benefits from equity-based compensation	28	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	656	61,539
INCREASE (DECREASE) IN CASH	(4,994)	58,157
CASH AT BEGINNING OF PERIOD	70,849	2,677
CASH AT END OF PERIOD	$65,855	$60,834
See accompanying Notes to Condensed Consolidated Financial Statements.

Shake Shack Inc. Form 10-Q | 7

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

8 | Shake Shack Inc. Form 10-Q

NOTE 1: NATURE OF OPERATIONS

Shake Shack Inc. ("we," "us," "our," "Shake Shack" and the "Company") was formed on September 23, 2014 as a Delaware corporation for the purpose of facilitating an initial public offering and other related transactions in order to carry on the business of SSE Holdings, LLC and its subsidiaries ("SSE Holdings"). On February 4, 2015, we completed an initial public offering ("IPO") of 5,750,000 shares of our Class A common stock at a public offering price of $21.00 per share. We used the net proceeds from the IPO to purchase newly-issued membership interests from SSE Holdings ("LLC Interests"). Following the organizational transactions completed in connection with the IPO, we became the sole managing member of SSE Holdings. As sole managing member, we operate and control all of the business and affairs of SSE Holdings and, as a result, consolidate the financial results of SSE Holdings. We report a non-controlling interest representing the economic interest in SSE Holdings held by the other members of SSE Holdings. As of March 30, 2016 we owned 59.8% of SSE Holdings. Unless the context otherwise requires, "we," "us," "our," "Shake Shack," the "Company," and other similar references, refer to Shake Shack Inc. and, unless otherwise stated, all of its subsidiaries, including SSE Holdings, LLC, which we refer to as "SSE Holdings."
We operate and license Shake Shack restaurants ("Shacks"), which serve hamburgers, hot dogs, crinkle-cut fries, shakes, frozen custard, beer, wine and more. As of March 30, 2016, there were 88 Shacks in operation, system-wide, of which 47 were domestic company-operated Shacks, five were domestic licensed Shacks and 36 were international licensed Shacks.
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Shake Shack Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and on a basis consistent in all material respects with the accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 30, 2015 ("2015 Form 10-K"). In our opinion, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of our financial position and results of operation have been included. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.
The accompanying Condensed Consolidated Balance Sheet as of December 30, 2015 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our 2015 Form 10-K.
In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-02, Amendments to the Consolidation Analysis ("ASU 2015-02"). ASU 2015-02 amended the existing guidance to, among other things, modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, and eliminate the presumption that a general partner should consolidate a limited partnership. We adopted ASU 2015-02 on December 31, 2015. Prior to the adoption of ASU 2015-02, we consolidated SSE Holdings as a voting interest entity. Pursuant to the provisions of ASU 2015-02, SSE Holdings is now considered a VIE. Shake Shack Inc. is the primary beneficiary as we have the majority economic interest in SSE Holdings and, as the sole managing member, have decision making authority that significantly affects the economic performance of the entity, while the limited partners have no substantive kick-out or participating rights. As a result, we will continue to consolidate SSE Holdings. The assets and liabilities of SSE Holdings represent substantially all of our consolidated assets and liabilities with the exception of certain deferred taxes and liabilities under the Tax Receivable Agreement. As of March 30, 2016 and December 30, 2015, the net assets of SSE Holdings were $134,524 and $124,214, respectively. The assets of SSE Holdings are subject to certain restrictions in SSE Holdings' revolving credit agreements. See Note 7 for more information.

Shake Shack Inc. Form 10-Q | 9

Fiscal Year
We operate on a 52/53 week fiscal year ending on the last Wednesday in December. Fiscal 2016 contains 52 weeks and ends on December 28, 2016. Fiscal 2015 contained 52 weeks and ended on December 30, 2015. Unless otherwise stated, references to years in this report relate to fiscal years.
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
Recently Adopted Accounting Pronouncements
In April 2015, the FASB issued Accounting Standards Update No. 2015-05, Customers' Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"). ASU 2015-05 provides guidance in evaluating whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for as an acquisition of a software license. If the arrangement does not contain a software license, it should be accounted for as a service contract. We adopted ASU 2015-05 on December 31, 2015 and elected to adopt the standard on a prospective basis. The adoption of ASU 2015-05 did not have a material impact on our consolidated financial statements.
In August 2015, the FASB issued Accounting Standards Update No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements ("ASU 2015-15"), which clarifies the guidance set forth in Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), issued in April 2015. ASU 2015-03 requires that debt issuance costs related to a recognized liability be presented on the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. ASU 2015-15 provides additional guidance regarding debt issuance costs associated with line-of-credit arrangements, stating that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred issuance costs ratably over the term of the line-of-credit arrangement. We adopted ASU 2015-03 and ASU 2015-15 on December 31, 2015 and the adoption did not have a material effect our consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. ASU 2015-02 amends the existing guidance to: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (ii) eliminate the presumption that a general partner should consolidate a limited partnership; (iii) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships and (iv) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. We adopted ASU 2015-02 on December 31, 2015. The adoption did not did not have an impact on our consolidated financial statements as the adoption did not change our existing conclusion regarding the consolidation of SSE Holdings. See "—Basis of Presentation" for more information.
Recently Issued Accounting Pronouncements
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies certain aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU 2016-09 is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the impact ASU 2016-09 will have on our consolidated financial statements.
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

10 | Shake Shack Inc. Form 10-Q

December 15, 2017 and is to be applied retrospectively. Early adoption is permitted. We are currently evaluating the impact ASU 2016-04 will have on our consolidated financial statements.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 establishes a new lease accounting model, that, for many companies, eliminates the concept of operating leases and requires entities to record assets and liabilities related to leases on the balance sheet for certain types of leases. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018. Early adoption will be permitted for all entities. We are currently evaluating the impact ASU 2016-02 will have on our consolidated financial statements.
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
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes the existing revenue recognition guidance and clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In March 2016, the FASB issued an amendment to ASU 2014-09 clarifying the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued an amendment to ASU 2014-09 clarifying the considerations for identifying performance obligations and the implementation guidance for revenue recognized from licensing arrangements. In August 2015, the FASB issued an update to ASU 2014-09 deferring the effective date for public entities, on a retrospective basis, to annual reporting periods beginning after December 15, 2017. Early adoption is permitted, subject to certain conditions. We are currently evaluating the impact ASU 2014-09 will have on our consolidated financial statements, as well as the expected timing and method of adoption.

Shake Shack Inc. Form 10-Q | 11

NOTE 3: FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis as of March 30, 2016 and December 30, 2015, and indicate the classification within the fair value hierarchy.
Cash, Cash Equivalents and Marketable Securities
The following tables summarize our cash, cash equivalents and marketable securities by significant investment categories as of March 30, 2016 and December 30, 2015:

	March 30, 2016
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$65,800	$—	$—	$65,800	$65,800	$—
Level 1:
Money market funds	55	—	—	55	55	—
Level 2:
Corporate debt securities(1)	2,397	4	(17)	2,384	—	2,384
Total	$68,252	$4	$(17)	$68,239	$65,855	$2,384

	December 30, 2015
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$70,816	$—	$—	$70,816	$70,816	$—
Level 1:
Money market funds	33	—	—	33	33	—
Level 2:
Corporate debt securities(1)	2,397	1	(12)	2,386	—	2,386
Total	$73,246	$1	$(12)	$73,235	$70,849	$2,386

(1)
Corporate debt securities were measured at fair value using a market approach utilizing observable prices for identical securities or securities with similar characteristics and inputs that are observable or can be corroborated by observable market data.

All investments that were in an unrealized loss position as of March 30, 2016 have been in a continuous loss position for less than 12 months. Interest income related to our available-for-sale securities of $23 was included in interest expense, net on the Condensed Consolidated Statement of Income (Loss) for the thirteen weeks ended March 30, 2016. No interest income related to our available-for-sale securities was recognized for the thirteen weeks ended April 1, 2015. There were no realized gains or losses on available-for-sale securities for the thirteen weeks ended March 30, 2016 and April 1, 2015. Net unrealized losses on available-for-sale securities totaling $2 for the thirteen weeks ended March 30, 2016 were included in other comprehensive loss on the Condensed Consolidated Statement of Comprehensive Income (Loss). There were no unrealized gains or losses on available-for-sale securities for the thirteen weeks ended April 1, 2015.

12 | Shake Shack Inc. Form 10-Q

The following table summarizes, by contractual maturity date, the estimated fair value of our investments in marketable debt securities that are accounted for as available-for-sale securities:

March 30 2016
Due within one year	$724
Due after one year through 5 years	1,660
Due after 5 years through 10 years	—
Due after 10 years	—
Total	$2,384
We periodically review our marketable debt securities for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. We also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. As of March 30, 2016 and December 30, 2015, the declines in the market value of our marketable securities investment portfolio were considered to be temporary in nature.
Other Financial Instruments
The carrying value of our other financial instruments, including accounts receivable, accounts payable, and accrued expenses as of March 30, 2016 and December 30, 2015 approximated their fair value due to the short-term nature of these financial instruments.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets and liabilities that are measured at fair value on a non-recurring basis include our long-lived assets and indefinite-lived intangible assets. There were no impairments recognized during the thirteen weeks ended March 30, 2016 and April 1, 2015 .
NOTE 4: INVENTORIES

Inventories as of March 30, 2016 and December 30, 2015 consisted of the following:

	March 30 2016	December 30 2015
Food	$407	$328
Wine	33	30
Beer	39	46
Beverages	64	57
Retail merchandise	78	82
Inventories	$621	$543

Shake Shack Inc. Form 10-Q | 13

NOTE 5: PROPERTY AND EQUIPMENT

Property and equipment as of March 30, 2016 and December 30, 2015 consisted of the following:

	March 30 2016	December 30 2015
Leasehold improvements	$89,151	$82,904
Equipment	18,029	16,903
Furniture and fixtures	5,492	4,965
Computer equipment and software	5,599	5,197
Construction in progress	10,633	6,591
Property and equipment, gross	128,904	116,560
Less: accumulated depreciation	26,625	23,519
Property and equipment, net	$102,279	$93,041
NOTE 6: SUPPLEMENTAL BALANCE SHEET INFORMATION

The components of other current liabilities as of March 30, 2016 and December 30, 2015 are as follows:

	March 30 2016	December 30 2015
Sales tax payable	$1,368	$1,073
Current portion of liabilities under tax receivable agreement	2,159	2,157
Gift card liability	768	833
Other	731	551
Other current liabilities	$5,026	$4,614
NOTE 7: DEBT

In January 2015, we executed a Third Amended and Restated Credit Agreement, which became effective on February 4, 2015 (together with the prior agreements and amendments, and as further amended, the "Revolving Credit Facility"), which provides for a revolving total commitment amount of $50,000, of which $20,000 is available immediately. The Revolving Credit Facility will mature and all amounts outstanding will be due and payable five years from the effective date. The Revolving Credit Facility permits the issuance of letters of credit upon our request of up to $10,000. Borrowings under the Revolving Credit Facility bear interest at either: (i) LIBOR plus a percentage ranging from 2.5% to 3.5% or (ii) the prime rate plus a percentage ranging from 0.0% to 1.0%, depending on the type of borrowing made under the Revolving Credit Facility. As of March 30, 2016 and December 30, 2015, there were no amounts outstanding under the Revolving Credit Facility. As of March 30, 2016, we had $19,920 of availability under the Revolving Credit Facility, after giving effect to $80 in outstanding letters of credit.
The Revolving Credit Facility is secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' wholly-owned domestic subsidiaries (with certain exceptions).
The Revolving Credit Facility contains a number of covenants that, among other things, limit our ability to, subject to specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire

14 | Shake Shack Inc. Form 10-Q

other companies; liquidate or dissolve ourselves; pay dividends or make distributions; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the Revolving Credit Facility contains certain cross-default provisions. We are required to maintain a specified consolidated fixed-charge coverage ratio and a specified funded net debt to adjusted EBITDA ratio, both as defined under the Revolving Credit Facility. As of March 30, 2016, we were in compliance with all covenants.
Subsequent to the quarter, we failed to furnish audited financial statements of SSE Holdings, as required under the Revolving Credit Facility if certain financial tests are not met. As a result, we were considered to be in default. In May 2016, we obtained a waiver for the covenant violation and entered into an amendment to the Revolving Credit Facility. As no amounts were outstanding at the time, the default and subsequent waiver had no impact to our consolidated financial statements. See Note 15 for further details.
In March 2013, we entered into a promissory note in the amount of $313 in connection with the purchase of a liquor license. Interest on the outstanding principal balance of this note is due and payable on a monthly basis from the effective date at a rate of 5.0% per year. The entire principal balance and interest is due and payable on the earlier of the maturity date, which is the expiration of the lease in June 2023, or the date of the sale of the license. As of March 30, 2016 and December 30, 2015, the outstanding balance of the promissory note was $313. Subsequent to the quarter, we repaid the entire outstanding balance of the promissory note. See Note 15 for further details.
Total interest costs incurred were $87 and $186 for the thirteen weeks ended March 30, 2016 and April 1, 2015, respectively. Total amounts capitalized into property and equipment were $108 for the thirteen weeks ended April 1, 2015. No amounts were capitalized for the thirteen weeks ended March 30, 2016.
NOTE 8: NON-CONTROLLING INTERESTS

We are the sole managing member of SSE Holdings and, as a result, consolidate the financial results of SSE Holdings. We report a non-controlling interest representing the economic interest in SSE Holdings held by the other members of SSE Holdings. The Third Amended and Restated Limited Liability Company Agreement of SSE Holdings provides that holders of LLC Interests may, from time to time, require SSE Holdings to redeem all or a portion of their LLC Interests for newly-issued shares of Class A common stock on a one-for-one basis. In connection with any redemption or exchange, we will receive a corresponding number of LLC Interests, increasing our total ownership interest in SSE Holdings. Changes in our ownership interest in SSE Holdings while we retain our controlling interest in SSE Holdings will be accounted for as equity transactions. As such, future redemptions or direct exchanges of LLC Interests in SSE Holdings by the other members of SSE Holdings will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in capital.
The following table summarizes the ownership interest in SSE Holdings as of March 30, 2016 and December 30, 2015.

	March 30, 2016		December 30, 2015
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Shake Shack Inc.	21,700,184	59.8%	19,789,259	54.6%
Number of LLC Interests held by non-controlling interest holders	14,582,886	40.2%	16,460,741	45.4%
Total LLC Interests outstanding	36,283,070	100.0%	36,250,000	100.0%
The weighted average ownership percentages for the applicable reporting periods are used to attribute net income and other comprehensive income to Shake Shack Inc. and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for the thirteen weeks ended March 30, 2016 was 43.9%. For the thirteen weeks ended April 1, 2015, net income was attributed to non-controlling interest holders only for the period subsequent to the IPO and the organizational transactions completed in connection with our IPO, based on a weighted-average ownership percentage of 66.7%.

Shake Shack Inc. Form 10-Q | 15

The following table summarizes the effects of changes in ownership in SSE Holdings on our equity during the thirteen weeks ended March 30, 2016 and April 1, 2015.

	Thirteen Weeks Ended
	March 30 2016	April 1 2015
Comprehensive income (loss) attributable to Shake Shack Inc.	$1,461	$(12,668)
Transfers (to) from non-controlling interests:
Increase in additional paid-in capital as a result of the settlement of unit appreciation rights	—	987
Decrease in additional paid-in as a result of the organizational transactions completed in connection with our IPO	—	(75,182)
Increase in additional paid-in capital as a result of the redemption of LLC Interests	4,642	—
Decrease in additional paid-in capital as a result of contributions made related to equity-based compensation	1,060	—
Increase in additional paid-in capital as a result of stock option exercises	216	—
Total effect of changes in ownership interest on equity attributable to Shake Shack Inc.	$7,379	$(86,863)
In February 2015, we used the net proceeds from our IPO to purchase 5,750,000 newly-issued LLC Interests. Additionally, in connection with our IPO, we acquired 5,968,841 LLC Interests through the acquisition, by merger, of two entities there were owned by former indirect members of SSE Holdings. Pursuant to the LLC Agreement, we received 339,306 LLC Interests as a result of the issuance of 339,306 shares of Class A common stock in settlement of the outstanding UARs.
During thirteen weeks ended March 30, 2016, an aggregate of 1,877,855 LLC Interests were redeemed by non-controlling interest holders for newly-issued shares of Class A common stock, and we received 1,877,855 LLC Interests in connection with these redemptions, increasing our total ownership interest in SSE Holdings. No LLC Interests were redeemed during the thirteen weeks ended April 1, 2015.
During thirteen weeks ended March 30, 2016, we received an aggregate of 33,070 LLC Interests in connection with the exercise of employee stock options. No stock options were exercised during the thirteen weeks ended April 1, 2015.
NOTE 9: EQUITY-BASED COMPENSATION

A summary of equity-based compensation expense recognized during the thirteen weeks ended March 30, 2016 and April 1, 2015 is as follows:

	Thirteen Weeks Ended
	March 30 2016	April 1 2015
Unit appreciation rights	$—	$11,762
Restricted Class B units	—	605
Stock options	1,030	792
Equity-based compensation expense	$1,030	$13,159

Total income tax benefit recognized related to equity-based compensation	$31	$267
Amounts are included in labor and related expenses and general and administrative expense on the Condensed Consolidated Statements of Income (Loss).

16 | Shake Shack Inc. Form 10-Q

Unit Appreciation Rights
Prior to the IPO, we maintained a Unit Appreciation Rights Plan (the "UAR Plan"), effective in fiscal year 2012, and as amended, whereby we had the authority to grant up to 31,303 unit appreciation rights ("UARs") to employees. The UARs granted were subject to continued employment and were only exercisable upon a qualifying transaction, which was either a change of control or an initial public offering. Our IPO constituted a qualifying transaction under the terms of the UAR Plan, and as a result 339,306 shares of Class A common stock were issued upon the settlement of the 22,554 outstanding UARs, net of employee withholding taxes. We recognized compensation expense of $11,762 during the thirteen weeks ended April 1, 2015 upon settlement of the outstanding UARs.
There were no UARs outstanding as of March 30, 2016 or December 30, 2015. No compensation expense was recognized during the thirteen weeks ended March 30, 2016.
Restricted Class B Units
Prior to the IPO, we granted restricted Class B units to certain of our executive officers. These awards were to vest in equal installments over periods ranging from three to five years. If not already fully vested, these units would fully vest (i) upon the occurrence of a change in control event or (ii) upon the occurrence of an initial public offering. The IPO constituted a transaction under the terms of the restricted Class B unit award agreements that resulted in the accelerated vesting of all then-outstanding awards, and we recognized $605 of equity-based compensation expense upon the vesting of these awards during the thirteen weeks ended April 1, 2015.
There were no restricted Class B units outstanding as of March 30, 2016 or December 30, 2015. No compensation expense was recorded during the thirteen weeks ended March 30, 2016.
Stock Options
In January 2015, we adopted the 2015 Incentive Award Plan (the "2015 Plan") under which we may grant up to 5,865,522 stock options and other equity-based awards to employees, directors and officers. The stock options granted generally vest equally over periods ranging from one to five years. We do not use cash to settle any of our equity-based awards, and we issue new shares of Class A common stock upon the exercise of stock options.
A summary of stock option activity for thirteen weeks ended March 30, 2016 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period	2,574,981	$21.00
Granted	—	—
Exercised	(38,081)	21.00
Forfeited	(11,525)	(21.00)
Outstanding at end of period	2,525,375	$21.00
As of March 30, 2016, there were 2,525,375 stock options outstanding, of which 523,915 were exercisable. As of March 30, 2016, total unrecognized compensation expense related to unvested stock options, including an estimate for pre-vesting forfeitures, was $15,396, which is expected to be recognized over a weighted-average period of 3.8 years.
NOTE 10: INCOME TAXES

Shake Shack Inc. Form 10-Q | 17

We are the sole managing member of SSE Holdings, and as a result, consolidate the financial results of SSE Holdings. SSE Holdings is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, SSE Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by SSE Holdings is passed through to and included in the taxable income or loss of its members, including us, on a pro rata basis. We are subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income or loss of SSE Holdings, as well as any stand-alone income or loss generated by Shake Shack Inc. We are also subject to withholding taxes in foreign jurisdictions.
Income Tax Expense
A reconciliation of income tax expense computed at the U.S. federal statutory income tax rate to the recognized income tax expense is as follows:

	Thirteen Weeks Ended
	March 30 2016	April 1 2015
Expected U.S. federal income taxes at statutory rate (34%)	$1,581	$(3,749)
State and local income taxes, net of federal benefit	272	(149)
Foreign withholding taxes	240	116
Non-deductible expenses	—	235
Tax credits	(39)	—
Non-controlling interest	(755)	3,780
Other	—	—
Income tax expense	$1,299	$233

Our effective income tax rates for the thirteen weeks ended March 30, 2016 and April 1, 2015 were 27.9% and (2.1)%, respectively. As the majority of the pre-tax loss for the thirteen weeks ended April 1, 2015 was generated in the period prior to the organizational transactions completed in connection with the IPO, and prior to our becoming a member of SSE Holdings, we are not entitled to any tax benefits related to those losses. We recognized tax expense on our allocable share of the pre-tax income generated in the period subsequent to becoming a member of SSE Holdings, which resulted in a negative effective tax rate when compared to our consolidated pre-tax loss.
Deferred Tax Assets and Liabilities
During the thirteen weeks ended March 30, 2016, we acquired an aggregate of 1,910,925 LLC Interests in connection with the redemption of LLC Interests and the exercise of employee stock options. We recognized an additional deferred tax asset in the amount of $23,383 associated with the change in the basis difference in our investment in SSE Holdings upon acquisition of these LLC Interests, increasing our total deferred tax asset to $177,754 as of March 30, 2016. However, a portion of the basis difference will only reverse upon the eventual sale of our interest in SSE Holdings, which we expect would result in a capital loss. As of March 30, 2016, we established a valuation allowance in the amount of $20,309 against the deferred tax asset to which this portion relates.
During thirteen weeks ended March 30, 2016, we also recognized $14,023 of deferred tax assets related to additional tax basis increases generated from expected future payments under the Tax Receivable Agreement and related deductions for imputed interest on such payments. As of March 30, 2016, the total deferred tax asset related to these payments was $83,698. See "—Tax Receivable Agreement" for more information.
We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of March 30, 2016, we concluded, based on the weight of all available positive and negative evidence, that all of our deferred tax assets (except for those deferred tax assets described above relating to basis differences that are expected to result in a capital loss upon the eventual sale of our interest in SSE Holdings) are more likely than not to be realized. As such, no additional valuation allowance was recognized.

18 | Shake Shack Inc. Form 10-Q

Uncertain Tax Positions
No uncertain tax positions existed as of March 30, 2016. Shake Shack Inc. was formed in September 2014 and did not engage in any operations prior to the IPO and related organizational transactions. Shake Shack Inc. first filed tax returns for tax year 2014, which is the first tax year subject to examination by taxing authorities for U.S. federal and state income tax purposes. Additionally, although SSE Holdings is treated as a partnership for U.S. federal and state income taxes purposes, it is still required to file an annual U.S. Return of Partnership Income, which is subject to examination by the Internal Revenue Service ("IRS"). The statute of limitations has expired for tax years through 2011 for SSE Holdings.
Tax Receivable Agreement
Pursuant to our election under Section 754 of the Internal Revenue Code (the "Code"), we expect to obtain an increase in our share of the tax basis in the net assets of SSE Holdings when LLC Interests are redeemed or exchanged by the other members of SSE Holdings. We plan to make an election under Section 754 of Code for each taxable year in which a redemption or exchange of LLC Interest occurs. We intend to treat any redemptions and exchanges of LLC Interests as direct purchases of LLC Interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that we would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.
On February 4, 2015, we entered into a tax receivable agreement with certain of the then-existing members of SSE Holdings (the "Tax Receivable Agreement") that provides for the payment by us of 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of (i) increases in our share of the tax basis in the net assets of SSE Holdings resulting from any redemptions or exchanges of LLC Interests, (ii) tax basis increases attributable to payments made under the Tax Receivable Agreement, and (iii) deductions attributable to imputed interest pursuant to the Tax Receivable Agreement (the "TRA Payments"). We expect to benefit from the remaining 15% of any tax benefits that we may actually realize. The TRA Payments are not conditioned upon any continued ownership interest in SSE Holdings or us. The rights of each SSE Holdings member party under the Tax Receivable Agreement are assignable to transferees of its LLC Interests.
During the thirteen weeks ended March 30, 2016, we acquired an aggregate of 1,877,855 LLC Interests in connection with the redemption of LLC Interests, which resulted in an increase in the tax basis of our investment in SSE Holdings subject to the provisions of the Tax Receivable Agreement. We recognized an additional liability in the amount of $34,920 for the TRA Payments due to the redeeming members, representing 85% of the aggregate tax benefits we expect to realize from the tax basis increases related to the redemption of LLC Interests, after concluding it was probable that such TRA Payments would be paid based on our estimates of future taxable income. As of March 30, 2016, the total amount of TRA Payments due under the Tax Receivable Agreement was $208,010, of which $2,159 was included in other current liabilities on the Condensed Consolidated Balance Sheet. See Note 13 for more information relating to our liabilities under the Tax Receivable Agreement.
NOTE 11: EARNINGS PER SHARE

Shake Shack Inc. Form 10-Q | 19

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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock for the thirteen weeks ended March 30, 2016 and April 1, 2015.

	Thirteen Weeks Ended
	March 30 2016	April 1 2015
Numerator:
Net income (loss)	$3,351	$(11,260)
Less: net income attributable to non-controlling interests	1,889	1,408
Net income (loss) attributable to Shake Shack Inc.	$1,462	$(12,668)
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	20,353	11,953
Effect of dilutive securities:
Stock options	459	—
Weighted-average shares of Class A common stock outstanding—diluted	20,812	11,953

Earnings per share of Class A common stock—basic	$0.07	$(1.06)
Earnings per share of Class A common stock—diluted	$0.07	$(1.06)
Shares of our Class B common stock do not share in the earnings or losses of Shake Shack and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.
The following table presents potentially dilutive securities excluded from the computations of diluted earnings per share of Class A common stock for the thirteen weeks ended March 30, 2016 and April 1, 2015.

	Thirteen Weeks Ended
	March 30 2016		April 1 2015
Stock options	—		2,618,281	(1)
Shares of Class B common stock	14,582,886	(2)	24,191,853	(1)

(1)	Excluded from the computation of diluted earnings per share of Class A common stock because the effect would have been anti-dilutive since we recognized a net loss for the period.

(2)
Shares of our Class B common stock are considered potentially dilutive shares of Class A common stock. Amounts have been excluded from the computations of diluted earnings per share of Class A common stock because the effect would have been anti-dilutive under the if-converted and two-class methods.

20 | Shake Shack Inc. Form 10-Q

NOTE 12: SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information for the thirteen weeks ended March 30, 2016 and April 1, 2015:

	Thirteen Weeks Ended
	March 30 2016	April 1 2015
Cash paid for:
Income taxes, net of refunds	$475	$49
Interest, net of amounts capitalized	15	149
Non-cash investing activities:
Accrued purchases of property and equipment	3,133	3,088
Capitalized equity-based compensation	30	—
Class A common stock issued in connection with the acquisition of two former indirect members of SSE Holdings	—	6
Non-cash financing activities:
Cancellation of Class B common stock in connection with certain organizational transactions completed in connection with our IPO	—	(6)
Class A common stock issued in connection with the redemption of LLC Interests	2	—
Cancellation of Class B common stock in connection with the redemption of LLC Interests	(2)	—
Establishment of liabilities under tax receivable agreement	34,920	5,600
NOTE 13: COMMITMENTS AND CONTINGENCIES

Lease Commitments
We are obligated under various operating leases for Shacks and our home office space, expiring in various years through 2032. Under certain of these leases, we are liable for contingent rent based on a percentage of sales in excess of specified thresholds and are responsible for our proportionate share of real estate taxes and utilities.
As security under the terms of several of our leases, we are obligated under letters of credit totaling $160 as of March 30, 2016. The letters of credit expire on April 23, 2017 and February 28, 2026. In addition, in December 2013, we entered into an irrevocable standby letter of credit in conjunction with our home office lease in the amount of $80. The letter of credit expires in September 2016 and renews automatically for one-year periods through September 30, 2019.
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
Legal Contingencies
In November 2015, we met with a law firm representing two former Shake Shack managers who alleged that we improperly classified our restaurant managers as exempt. Although we have always believed that our managers are properly classified as exempt under both federal and state laws, and have always intended to defend any such allegations vigorously, we agreed to mediate the matter. At the conclusion of the meeting, the parties entered into a Memorandum of Understanding, and we agreed to create a fund of $750 to settle the matter. In exchange, all managers who choose to participate (former and current), including the two former managers,

Shake Shack Inc. Form 10-Q | 21

will release Shake Shack from all federal and/or state wage and hour claims that may exist through the settlement date. As part of the settlement process, the law firm filed a Complaint on March 17, 2016 with the Supreme Court of the State of New York (the “Court”), and within the coming weeks will file the final settlement agreement with the Court as well as a motion seeking the Court’s preliminary approval of the settlement. As of March 30, 2016, an accrual in the amount of $770 was recorded for this matter and the related expenses.
We are subject to various legal and regulatory proceedings, claims and liabilities, such as employment-related claims and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance. As of March 30, 2016, the amount of ultimate liability with respect to these matters was not material.
Liabilities under Tax Receivable Agreement
As described in Note 10, we are a party to the Tax Receivable Agreement under which we are contractually committed to pay the certain of the members of SSE Holdings 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of certain transactions. We are not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated the transaction that gave rise to the payment are realized. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. During thirteen weeks ended March 30, 2016 and April 1, 2015, we recognized liabilities totaling $34,920 and $5,600, respectively, relating to our obligations under the Tax Receivable Agreement, after concluding that it was probable that we would have sufficient future taxable income to utilize the related tax benefits. As of March 30, 2016 and December 30, 2015, our total obligations under the Tax Receivable Agreement totaled $208,010 and $173,090, respectively. There were no transactions subject to the Tax Receivable Agreement for which we did not recognize the related liability, as we concluded that we would have sufficient future taxable income to utilize all of the related tax benefits.
NOTE 14: RELATED PARTY TRANSACTIONS

Union Square Hospitality Group
Union Square Hospitality Group, LLC is a stockholder and a party to the Stockholders Agreement dated as of February 4, 2015, as amended, we entered into in connection with our IPO. The Chairman of our Board of Directors serves as the Chief Executive Officer of Union Square Hospitality Group, LLC. As a result, Union Square Hospitality Group, LLC and its subsidiaries (collectively, "USHG") are considered related parties.
Previously, our employees were included in USHG's self-insurance health plan and we paid our portion of the plan costs on a monthly basis to USHG. In February 2015, we established our own self-funded health insurance plan for our employees and ceased payments to USHG. Amounts paid to the USHG for these health insurance costs were $146 for the thirteen weeks ended April 1, 2015. No amounts were paid to USHG for health insurance costs for the thirteen weeks ended March 30, 2016. These amounts are included in labor and related expenses and general and administrative expenses on the Condensed Consolidated Statements of Income (Loss). Additionally, our employees are eligible participants under USHG's 401(k) plan. We pay our share of the employer's matching contributions directly to the third-party plan trustee.
We also pay USHG for certain miscellaneous general operating expenses incurred by them on our behalf. Total amounts paid to USHG for general corporate expenses were $6 and $65 for the thirteen weeks ended March 30, 2016 and April 1, 2015, respectively, and are included in general and administrative expenses on the Condensed Consolidated Statements of Income (Loss).
No amounts were payable to USHG as of March 30, 2016. Total amounts payable to USHG as of December 30, 2015 were $2. These amounts are included in other current liabilities on the Condensed Consolidated Balance Sheets. Amounts due from USHG for expenses paid by us on behalf of USHG totaled $36 as of March 30, 2016, which is included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. No amounts were due from USHG as of December 30, 2015.

22 | Shake Shack Inc. Form 10-Q

Hudson Yards Sports and Entertainment
In fiscal 2011, we entered into a Master License Agreement (an "MLA") with Hudson Yards Sports and Entertainment LLC ("HYSE"), a subsidiary of USHG and a related party, to operate Shake Shack branded limited menu concession stands in sports and entertainment venues within the United States. The agreement expires on December 31, 2027 and includes five consecutive five-year renewal options at HYSE's option. As consideration for these rights, HYSE pays us a license fee based on a percentage of net food sales, as defined in the MLA. HYSE also pays us a percentage of profits on sales of branded beverages, as defined in the MLA. No amounts were paid to us by HYSE for the thirteen weeks ended March 30, 2016 and April 1, 2015. Total amounts due from HYSE as of March 30, 2016 were $4, which is included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. No amounts were due from HYSE as of December 30, 2015 due to the seasonal nature of the concession stands.
Madison Square Park Conservancy
The Chairman of our Board of Directors serves as a director of the Madison Square Park Conservancy ("MSP Conservancy"), with which we have a license agreement and pay license fees to operate our Madison Square Park Shack. Amounts paid to Madison Square Park Conservancy as rent amounted to $195 for the thirteen weeks ended March 30, 2016. No amounts were paid to Madison Square Park Conservancy for the thirteen weeks ended April 1, 2015 as our Madison Square Park location was closed for renovations during that time. These amounts are included in occupancy and related expenses on the Condensed Consolidated Statements of Income (Loss). No amounts were due to the MSP Conservancy as of March 30, 2016. Total amounts due to the MSP Conservancy as of December 30, 2015 were $17, which is included in accrued expenses on the Condensed Consolidated Balance Sheets.
Tax Receivable Agreement
As described in Note 11, we entered into a tax receivable agreement with certain members of SSE Holdings that provides for the payment by us of 85% of the amount of tax benefits, if any, that Shake Shack actually realizes or in some cases is deemed to realize as a result of certain transactions. During the thirteen weeks ended March 30, 2016 and April 1, 2015, no amounts paid to any members of SSE Holdings pursuant to the Tax Receivable Agreement. As of March 30, 2016 and December 30, 2015, total amounts due to members of SSE Holdings under the under the Tax Receivable Agreement were $208,010 and $173,090, respectively.
NOTE 15: SUBSEQUENT EVENTS

On March 31, 2016, we repaid the entire outstanding balance of our promissory note, a total of $313. See Note 7 for details regarding the promissory note.
Subsequent to the quarter, we failed to furnish audited financial statements of SSE Holdings, as required under the Revolving Credit Facility if certain financial tests are not met. As a result, we were considered to be in default. In May 2016, we obtained a waiver for the covenant violation and entered into an amendment to the Revolving Credit Facility. As no amounts were outstanding at the time, the default and subsequent waiver had no impact to our consolidated financial statements.

Shake Shack Inc. Form 10-Q | 23

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
This section and other parts of this Quarterly Report on Form 10-Q ("Form 10-Q") contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact, such as our expected financial outlook for fiscal 2016, expected Shack openings, expected same-Shack sales growth and trends in our business. Forward-looking statements can also be identified by words such as "aim," "anticipate," "believe," "estimate," "expect," "forecast," "future," "intend," "outlook," "plan," "potential," "predict," "project," "seek," "may," "can," "will," "would," "could," "should," the negatives thereof and other similar expressions. Forward-looking statements are not guarantees of future performance and actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2015 ("2015 Form 10-K") and Part II, Item 1A of this Form 10-Q. The following discussion should be read in conjunction with our 2015 Form 10-K and the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years and the associated quarters, months and periods of those fiscal years. We undertake no obligation to revise or update any forward-looking statements for any reason, except as required by law.
OVERVIEW

Shake Shack is a modern day "roadside" burger stand serving a classic American menu of premium burgers, hot dogs, crinkle cut fries, shakes, frozen custard, beer and wine. As of March 30, 2016, there were 88 Shacks in operation, system-wide, of which 47 were domestic company-operated Shacks, five were domestic licensed Shacks and 36 were international licensed Shacks.
Development Highlights
During the quarter, we opened three domestic company-operated Shacks, including two Shacks in Arizona—in Scottsdale at the Fashion Square shopping center and in Phoenix in the iconic Uptown Plaza—as well as our first Shack in California, located in West Hollywood on Santa Monica Boulevard. Additionally, we opened one international licensed Shack in City Centre Muscat, our first Shack in Oman.
Financial Highlights for the First Quarter 2016

▪	Total revenue increased 43.3% to $54.2 million.

▪	Shack sales increased 44.7% to $52.2 million.

▪	Same-Shack sales increased 9.9%.

▪	Net income was $1.5 million, or $0.07 per diluted share.

▪	Shack-level operating profit*, a non-GAAP measure, increased 58.6% to $14.7 million, or 28.2% of Shack sales.

▪	Adjusted EBITDA*, a non-GAAP measure, increased 54.4% to $10.8 million.

▪	Adjusted pro forma net income*, a non-GAAP measure, increased 114.4% to $2.8 million, or $0.08 per fully exchanged and diluted share.

* Shack-level operating profit, adjusted EBITDA and adjusted pro forma net income are non-GAAP measures. See "—Non-GAAP Financial Measures" for reconciliations of Shack-level operating profit to operating income (loss), adjusted EBITDA to net income (loss), and adjusted pro forma net income to net income (loss), the most directly comparable financial measures presented in accordance with GAAP.
We continued to execute on our growth strategies in 2016 and the first quarter of 2016 was positively impacted by the following: (i) an approximate 1.5% menu price increases implemented in January 2016, (ii) increases in traffic due to warm weather and menu

24 | Shake Shack Inc. Form 10-Q

innovation, primarily the launch of the Chick'n Shack and (iii) lower commodity prices, primarily in beef and dairy. Shack-level operating profit margins increased to 28.2% driven by these positive factors and improved leverage on fixed costs from the higher Shack sales.
Net income was $1.5 million, or $0.07 per diluted share, for the first quarter of 2016, compared to a net loss of $12.7 million, or $1.06 per diluted share, for the same period last year. On an adjusted pro forma basis, which excludes certain non-recurring items and assumes that all outstanding LLC Interests were exchanged for shares of Class A common stock as of the beginning of the period, we would have recognized net income of $2.8 million, or $0.08 per fully exchanged and diluted share, for the first quarter of 2016 compared to $1.3 million, or $0.04 per fully exchanged and diluted share for the the first quarter of 2015, an increase of 114.4%.
FISCAL 2016 OUTLOOK

For the fiscal year ending December 28, 2016, we are revising our financial outlook to the following:

▪	Total revenue between $245 million and $249 million (vs. $237 million to $242 million).

▪	Same-Shack sales growth between 4% and 5% (vs. between 2.5% and 3.0%).

▪	16 (vs. 13) total new domestic company-operated Shacks to be opened in 2016.

▪	Seven licensed Shacks to be opened under the Company's current license agreements in the U.K., Middle East and Japan.

▪	As a percentage of Shack sales, approximately 75 to 100 basis points (vs. 100 to 150 basis points) of deleverage in labor and related expenses on a year-over-year basis.

▪	Adjusted pro forma effective tax rate between 40% and 41% (vs. 43% and 44%).

Shake Shack Inc. Form 10-Q | 25

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the thirteen weeks ended March 30, 2016 and April 1, 2015:

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 30, 2016		April 1, 2015
Shack sales	$52,153	96.3%	$36,047	95.3%
Licensing revenue	2,012	3.7%	1,761	4.7%
TOTAL REVENUE	54,165	100.0%	37,808	100.0%
Shack-level operating expenses(1):
Food and paper costs	15,032	28.8%	11,004	30.5%
Labor and related expenses	13,162	25.2%	9,101	25.2%
Other operating expenses	4,919	9.4%	3,480	9.7%
Occupancy and related expenses	4,323	8.3%	3,183	8.8%
General and administrative expenses	6,884	12.7%	18,385	48.6%
Depreciation expense	3,106	5.7%	2,191	5.8%
Pre-opening costs	2,025	3.7%	1,413	3.7%
TOTAL EXPENSES	49,451	91.3%	48,757	129.0%
OPERATING INCOME (LOSS)	4,714	8.7%	(10,949)	(29.0)%
Interest expense	64	0.1%	78	0.2%
INCOME (LOSS) BEFORE INCOME TAXES	4,650	8.6%	(11,027)	(29.2)%
Income tax expense	1,299	2.4%	233	0.6%
NET INCOME (LOSS)	3,351	6.2%	(11,260)	(29.8)%
Less: net loss attributable to non-controlling interests	1,889	3.5%	1,408	3.7%
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$1,462	2.7%	$(12,668)	(33.5)%

(1)	As a percentage of Shack sales.
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
Shack sales were $52.2 million for the thirteen weeks ended March 30, 2016 compared to $36.0 million for the thirteen weeks ended April 1, 2015, an increase of $16.2 million or 44.7%. The growth in Shack sales was primarily driven by the opening of 13 new domestic company-operated Shacks between April 1, 2015 and March 30, 2016, as well as same-Shack sales growth of $2.3 million, or 9.9%. The increase in same-Shack sales is primarily due to an increase in the average check of 2.6% and increased guest traffic of 7.3%. For purposes of calculating same-Shack sales growth, Shack sales for 20 Shacks were included in the comparable Shack base.
Licensing Revenue
Licensing revenue is comprised of license fees, opening fees for certain licensed Shacks and territory fees. License fees are calculated as a percentage of sales and territory fees are payments for the exclusive right to develop Shacks in a specific geographic area.
Licensing revenue was $2.0 million for the thirteen weeks ended March 30, 2016 compared to $1.8 million for the thirteen weeks ended April 1, 2015, an increase of $0.2 million or 14.3%. This increase was primarily driven by the opening of 9 licensed Shacks

26 | Shake Shack Inc. Form 10-Q

between April 1, 2015 and March 30, 2016, offset by lower revenue from Shacks primarily located in the Middle East and the unfavorable impact of foreign exchange rate fluctuations.
Food and Paper Costs
Food and paper costs include the direct costs associated with food, beverage and packaging of our menu items. The components of food and paper costs are variable by nature, changing with sales volume, and are impacted by menu mix and fluctuations in commodity costs.
Food and paper costs were $15.0 million for the thirteen weeks ended March 30, 2016 compared to $11.0 million for the thirteen weeks ended April 1, 2015, an increase of $4.0 million or 36.6%, primarily due to the opening of 13 new domestic company-operated Shacks between April 1, 2015 and March 30, 2016. As a percentage of Shack sales, food and paper costs decreased to 28.8% for the thirteen weeks ended March 30, 2016 compared to 30.5% for the thirteen weeks ended April 1, 2015. This decrease was the result of menu price increases and lower commodity costs, primarily in beef and dairy.
Labor and Related Expenses
Labor and related expenses include domestic company-operated Shack-level hourly and management wages, bonuses, payroll taxes, equity-based compensation, workers' compensation expense and medical benefits. As we expect with other variable expense items, we expect labor costs to grow as our Shack sales grow. Factors that influence labor costs include minimum wage and payroll tax legislation, health care costs and the performance of our domestic company-operated Shacks.
Labor and related expenses were $13.2 million for the thirteen weeks ended March 30, 2016 compared to $9.1 million for the thirteen weeks ended April 1, 2015, an increase of $4.1 million or 44.6%. This increase was primarily due to the opening of 13 new domestic company-operated Shacks between April 1, 2015 and March 30, 2016. As a percentage of Shack sales, labor and related expenses remained constant at 25.2% for the thirteen weeks ended March 30, 2016 and April 1, 2015, which was the result of higher labor costs due to the implementation of a company-wide increase to the starting wage for all hourly team members in response to minimum wage legislation, offset by sales growth and the elimination of certain bonuses.
Other Operating Expenses
Other operating expenses consist of Shack-level marketing expenses, utilities and other operating expenses incidental to operating our domestic company-operated Shacks, such as non-perishable supplies, credit card fees, property insurance and the cost of repairs and maintenance.
Other operating expenses were $4.9 million for the thirteen weeks ended March 30, 2016 compared to $3.5 million for the thirteen weeks ended April 1, 2015, an increase of $1.4 million or 41.4%, primarily due to the opening of 13 new domestic company-operated Shacks between April 1, 2015 and March 30, 2016. As a percentage of Shack sales, other operating expenses decreased to 9.4% for the thirteen weeks ended March 30, 2016 compared to 9.7% for the thirteen weeks ended April 1, 2015. This decrease was due to the benefit from higher Shack sales and the impact of fixed operating expenses on the higher sales levels.
Occupancy and Related Expenses
Occupancy and related expenses consist of Shack-level occupancy expenses (including rent, common area expenses and certain local taxes), excluding pre-opening costs, which are recorded separately.
Occupancy and related expenses were $4.3 million for the thirteen weeks ended March 30, 2016 compared to $3.2 million for the thirteen weeks ended April 1, 2015, an increase of $1.1 million or 35.8%, primarily due to the opening of 13 new domestic company-operated Shacks between April 1, 2015 and March 30, 2016. As a percentage of Shack sales, occupancy and related expenses decreased to 8.3% for the thirteen weeks ended March 30, 2016 compared to 8.8% for the thirteen weeks ended April 1, 2015, primarily due to increased amounts of amortization of tenant improvement allowances as well as the benefit from higher Shack sales.
General and Administrative Expenses
General and administrative expenses consist of costs associated with corporate and administrative functions that support Shack development and operations, as well as equity-based compensation expense.

Shake Shack Inc. Form 10-Q | 27

General and administrative expenses were $6.9 million for the thirteen weeks ended March 30, 2016 compared to $18.4 million for the thirteen weeks ended April 1, 2015, a decrease of $11.5 million or 62.6%. As a percentage of total revenue, general and administrative expenses decreased to 12.7% for the thirteen weeks ended March 30, 2016 from 48.6% for the thirteen weeks ended April 1, 2015. This decrease was primarily due to $12.8 million of non-recurring compensation expenses incurred in the prior year in connection with the vesting of equity awards upon consummation of our IPO and $0.6 million of IPO-related expenses incurred in the prior year quarter.
Depreciation Expense
Depreciation expense consists of the depreciation of fixed assets, including leasehold improvements and equipment.
Depreciation expense was $3.1 million for the thirteen weeks ended March 30, 2016 compared to $2.2 million for the thirteen weeks ended April 1, 2015, an increase of $0.9 million or 41.8%. This increase was primarily due to incremental depreciation of capital expenditures related to the opening of 13 new domestic company-operated Shacks between April 1, 2015 and March 30, 2016. As a percentage of total revenue, depreciation expense decreased to 5.7% for the thirteen weeks ended March 30, 2016 compared to 5.8% for the thirteen weeks ended April 1, 2015 primarily due to the benefit from higher Shack sales.
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
Pre-opening costs were $2.0 million for the thirteen weeks ended March 30, 2016, including $0.7 million of deferred rent expense, compared to $1.4 million for the thirteen weeks ended April 1, 2015, an increase of $0.6 million or 43.3% due to the timing and total number of new domestic company-operated Shacks expected to open.
Interest Expense, Net
Interest expense primarily consists of amortization of deferred financing costs and interest on our Revolving Credit Facility, as well as imputed interest on deferred compensation, offset by interest income related to our available-for-sale securities.
For all periods presented, net interest expense was not material.
Income Tax Expense
Income tax expense was $1.3 million for the thirteen weeks ended March 30, 2016 compared to $0.2 million for the thirteen weeks ended April 1, 2015. Our effective income tax rate increased to 27.9% for the thirteen weeks ended March 30, 2016 from (2.1)% for the thirteen weeks ended April 1, 2015.
As a result of the IPO and certain organizational transactions completed in connection with our IPO, we became the sole managing member of SSE Holdings, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, SSE Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by SSE Holdings is passed through to and included in the taxable income or loss of its members, including us, on a pro rata basis. We are subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income or loss generated by SSE Holdings. As the majority of the pre-tax loss for the thirteen weeks ended April 1, 2015 was generated in the period prior to the organizational transactions completed in connection with the IPO, and prior to our becoming a member of SSE Holdings, we are not entitled to any tax benefits related to those losses. We recognized tax expense on our allocable share of the pre-tax income generated in the period subsequent to becoming a member of SSE Holdings, which resulted in a negative effective tax rate when compared to our consolidated pre-tax loss.

28 | Shake Shack Inc. Form 10-Q

Net Income Attributable to Non-Controlling Interests
We are the sole managing member of SSE Holdings and have the sole voting power in, and control the management of, SSE Holdings. Accordingly, we consolidate the financial results of SSE Holdings and reporting a non-controlling interest on our Consolidated Statements of Income, representing the portion of net income attributable to the other members of SSE Holdings. The Third Amended and Restated Limited Liability Company Agreement of SSE Holdings provides that holders of LLC Interests may, from time to time, require SSE Holdings to redeem all or a portion of their LLC Interests for newly-issued shares of Class A common stock on a one-for-one basis. In connection with any redemption or exchange, we will receive a corresponding number of LLC Interests, increasing our total ownership interest in SSE Holdings.
The weighted average ownership percentages for the applicable reporting periods are used to attribute net income and other comprehensive income to Shake Shack Inc. and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for the thirteen weeks ended March 30, 2016 was 43.9%. For the thirteen weeks ended April 1, 2015, net income was attributed to non-controlling interest holders only for the period subsequent to the IPO and related organizational transactions based on a weighted-average ownership percentage of 66.7%. As the non-recurring compensation expenses and other IPO-related expenses were incurred in the period prior to the IPO, no portion of these expenses were attributed to the non-controlling interest holders. As a result, the net income attributable to non-controlling interests is significantly higher than the consolidated net income for the prior year period.

Shake Shack Inc. Form 10-Q | 29

NON-GAAP FINANCIAL MEASURES

To supplement our consolidated financial statements, which are prepared and presented in accordance with U.S. generally accepted accounting principles (“GAAP”), we use the following non-GAAP financial measures: Shack-level operating profit, EBITDA, adjusted EBITDA, adjusted pro forma net income and adjusted pro forma earnings per fully exchanged and diluted share (collectively, the "non-GAAP financial measures"). We believe that these non-GAAP financial measures, when used in conjunction with GAAP financial measures, provide useful information about our operating results, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to the key metrics we use in our financial and operational decision making. The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. The non-GAAP measures that we use are not necessarily comparable to similarly titled measures used by other companies due to different methods of calculation.
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

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 30 2016	April 1 2015
Shack-level operating profit	$14,717	$9,279
Add:
Licensing revenue	2,012	1,761
Less:
General and administrative expenses	6,884	18,385
Depreciation expense	3,106	2,191
Pre-opening costs	2,025	1,413
Operating income (loss)	$4,714	$(10,949)

Total revenue	$54,165	$37,808
Less: licensing revenue	2,012	1,761
Shack sales	$52,153	$36,047

Shack-level operating profit margin	28.2%	25.7%

30 | Shake Shack Inc. Form 10-Q

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

	Thirteen Weeks Ended
(in thousands)	March 30 2016	April 1 2015
Net income (loss)	$3,351	$(11,260)
Depreciation expense	3,106	2,191
Interest expense, net	64	78
Income tax expense	1,299	233
EBITDA	7,820	(8,758)

Equity-based compensation(1)	1,030	792
Pre-opening costs(2)	1,363	955
Deferred rent(3)	590	556
Non-recurring compensation expenses related to the IPO(4)	—	12,818
IPO-related expenses(5)	—	635
ADJUSTED EBITDA	$10,803	$6,998

(1)	Represents non-cash equity-based compensation expense and relate solely to stock options granted in connection with the IPO.

(2)	Non-capital expenditures associated with opening new Shacks exclusive of deferred rent incurred prior to opening.

(3)	Reflects the extent to which our annual rent expense has been above or below our cash rent payments.

(4)
Non-recurring compensation expense incurred in connection with the IPO, including expense recognized upon settlement of outstanding unit appreciation rights, the related employer withholding taxes and the accelerated vesting of outstanding restricted Class B units.

(5)	Costs incurred in connection with our initial public offering, including legal, accounting and other related expenses.

Shake Shack Inc. Form 10-Q | 31

Adjusted Pro Forma Net Income and Adjusted Pro Forma Earnings per Fully Exchanged and Diluted Share
Adjusted pro forma net income represents net income (loss) attributable to Shake Shack Inc. assuming the full exchange of all outstanding SSE Holdings, LLC membership interests ("LLC Interests") for shares of Class A common stock, adjusted for certain non-recurring items that we don't believe directly reflect our core operations. Adjusted pro forma earnings per fully exchanged and diluted share is calculated by dividing adjusted pro forma net income by the weighted-average shares of Class A common stock outstanding, assuming the full exchange of all outstanding LLC Interests, after giving effect to the dilutive effect of outstanding stock options.
Adjusted pro forma net income and adjusted pro forma earnings per fully exchanged and diluted share are supplemental measures of operating performance that do not represent and should not be considered alternatives to net income (loss) and earnings (loss) per share, as determined by GAAP. We believe adjusted pro forma net income and adjusted pro forma earnings per fully exchanged and diluted share supplement GAAP measures and enable us to more effectively evaluate our performance period-over-period and relative to our competitors. A reconciliation of adjusted pro forma net income to net income (loss) attributable to Shake Shack Inc., the most directly comparable GAAP measure, and the computation of adjusted pro forma earnings per fully exchanged and diluted share are set forth below.

	Thirteen Weeks Ended
(in thousands, except per share amounts)	March 30 2016	April 1 2015
Numerator:
Net income (loss) attributable to Shake Shack Inc.	$1,462	$(12,668)
Adjustments:
Reallocation of net income attributable to non-controlling interests from the assumed exchange of LLC Interests(1)	1,889	1,408
Non-recurring compensation expenses incurred in connection with the IPO(2)	—	12,818
IPO-related expenses(3)	—	635
Income tax expense(4)	(543)	(883)
Adjusted pro forma net income	$2,808	$1,310
Denominator:
Weighted-average shares of Class A common stock outstanding—diluted	20,812	11,953
Adjustments:
Assumed exchange of LLC Interests for shares of Class A common stock(1)	15,900	24,192
Dilutive effect of stock options	—	904
Adjusted pro forma fully exchanged weighted-average shares of Class A common stock outstanding—diluted	36,712	37,049
Adjusted pro forma earnings per fully exchanged share—diluted	$0.08	$0.04

(1)
Assumes the exchange of all outstanding LLC Interests for shares of Class A common stock, resulting in the elimination of non-controlling interests and recognition of net income attributable to non-controlling interests.

(2)
Non-recurring compensation expense incurred in connection with the IPO, including expense recognized upon settlement of outstanding unit appreciation rights, the related employer withholding taxes and the accelerated vesting of outstanding restricted Class B units.

(3)	Costs incurred in connection with our initial public offering, including legal, accounting and other related expenses.

(4)
Represents the tax effect of the aforementioned adjustments and pro forma adjustments to reflect corporate income taxes at assumed effective tax rates of 39.6% and 46.0% for the thirteen weeks ended March 30, 2016 and April 1, 2015, respectively, which include provisions for U.S. federal income taxes, certain LLC entity-level taxes and foreign withholding taxes, assuming the highest statutory rates apportioned to each applicable state, local and foreign jurisdiction.

32 | Shake Shack Inc. Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Our primary sources of liquidity are cash from operations, cash on hand, and availability under our Revolving Credit Facility. As of March 30, 2016, we maintained a cash balance of $65.9 million and had $19.9 million of availability under our Revolving Credit Facility.
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
In addition, we are obligated to make payments to certain members of SSE Holdings under the Tax Receivable Agreement. As of March 30, 2016, such obligations totaled $208.0 million. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. Although the amount of any payments that must be made under the Tax Receivable Agreement may be significant, the timing of these payments will vary and will generally be limited to one payment per member per year. The amount of such payments are also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash that might have otherwise been available to us or to SSE Holdings, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
We believe that cash provided by operating activities, cash on hand and availability under the Revolving Credit Facility will be sufficient to fund our operating lease obligations, capital expenditures, tax receivable agreement obligations and working capital needs for at least the next 12 months and the foreseeable future.
Summary of Cash Flows
The following table presents a summary of our cash flows from operating, investing and financing activities.

	Thirteen Weeks Ended
(in thousands)	March 30 2016	April 1 2015
Net cash provided by operating activities	$8,478	$5,176
Net cash used in investing activities	(14,128)	(8,558)
Net cash provided by financing activities	656	61,539
Increase (decrease) in cash	(4,994)	58,157
Cash at beginning of period	70,849	2,677
Cash at end of period	$65,855	$60,834
Operating Activities
For the thirteen weeks ended March 30, 2016 net cash provided by operating activities was $8.5 million compared to $5.2 million for the thirteen weeks ended April 1, 2015, an increase of $3.3 million. This increase was primarily driven by the opening of 13 new domestic company-operated Shacks.
Investing Activities
For the thirteen weeks ended March 30, 2016 net cash used in investing activities was $14.1 million compared to $8.6 million for the thirteen weeks ended April 1, 2015, an increase of $5.5 million. This increase was due to an increase in capital expenditures to construct new domestic company-operated Shacks in such period compared to the same period last year.

Shake Shack Inc. Form 10-Q | 33

Financing Activities
For the thirteen weeks ended March 30, 2016, net cash provided by financing activities was $0.7 million compared to $61.5 million for the thirteen weeks ended April 1, 2015, a decrease of $60.8 million. This decrease is primarily due to $109.4 million of net proceeds received from the IPO in the prior year, as well as decreases in payments on the Revolving Credit Facility of $36.0 million and member distributions of $11.1 million. These decreases were offset by $0.6 million in proceeds from employee stock option exercises.
Revolving Credit Facility
We maintain a Revolving Credit Facility that provides for a revolving total commitment amount of $50.0 million, of which $20.0 million is available immediately. The Revolving Credit Facility will mature and all amounts outstanding will be due and payable in February 2020. The Revolving Credit Facility permits the issuance of letters of credit upon our request of up to $10.0 million. Borrowings under the Revolving Credit Facility bear interest at either: (i) LIBOR plus a percentage ranging from 2.5% to 3.5% or (ii) the prime rate plus a percentage ranging from 0.0% to 1.0%, depending on the type of borrowing made under the Revolving Credit Facility. As of March 30, 2016, there were no amounts outstanding under the Revolving Credit Facility. We had $19.9 million of availability, as of March 30, 2016, after giving effect to $0.1 million in outstanding letters of credit.
The Revolving Credit Facility is secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' wholly-owned domestic subsidiaries (with certain exceptions).
The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability to, subject to specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; pay dividends or make distributions; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the Revolving Credit Facility contains certain cross-default provisions. We are required to maintain a specified consolidated fixed-charge coverage ratio and a specified funded net debt to adjusted EBITDA ratio, both as defined under the Revolving Credit Facility. As of March 30, 2016, we were in compliance with all covenants.
Subsequent to the quarter, we failed to furnish audited financial statements of SSE Holdings, as required under the Revolving Credit Facility if certain financial tests are not met. As a result, we were considered to be in default. In May 2016, we obtained a waiver for the covenant violation and entered into an amendment to the Revolving Credit Facility. As no amounts were outstanding at the time, the default and subsequent waiver had no impact to our consolidated financial statements.
CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2015, other than those made in the ordinary course of business.
OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes to our off-balance sheet arrangements as discussed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2015.

34 | Shake Shack Inc. Form 10-Q

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our consolidated financial condition and results of operations is based upon the accompanying condensed consolidated financial statements and notes thereto, which have been prepared in accordance with GAAP. The preparation of the condensed consolidated financial statements requires us to make estimates, judgments and assumptions, which we believe to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Variances in the estimates or assumptions used to actual experience could yield materially different accounting results. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances. There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2015.
Recently Issued Accounting Pronouncements
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies certain aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU 2016-09 is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the impact ASU 2016-09 will have on our consolidated financial statements.
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

Shake Shack Inc. Form 10-Q | 35

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
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 supersedes the existing revenue recognition guidance and clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In March 2016, the FASB issued an amendment to ASU 2014-09 clarifying the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued an amendment to ASU 2014-09 clarifying the considerations for identifying performance obligations and the implementation guidance for revenue recognized from licensing arrangements. In August 2015, the FASB issued an update to ASU 2014-09 deferring the effective date for public entities, on a retrospective basis, to annual reporting periods beginning after December 15, 2017. Early adoption is permitted, subject to certain conditions. We are currently evaluating the impact ASU 2014-09 will have on our consolidated financial statements, as well as the expected timing and method of adoption.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to our exposure to market risks as described in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2015.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

36 | Shake Shack Inc. Form 10-Q

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
The information required by this Item is incorporated by reference to Part I, Item 1, Note 13: Commitments and Contingencies—Legal Contingencies.
Item 1A. Risk Factors.
There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Shake Shack Inc. Form 10-Q | 37

Item 6. Exhibits.

Exhibit Number			Incorporated by Reference			Filed Herewith
		Exhibit Description	Form	Exhibit	Filing Date
3.1		Amended and Restated Certificate of Incorporation of Shake Shack Inc., effective February 4, 2015	8-K	3.1	2/10/2015
3.2		Amended and Restated Bylaws of Shack Shake Inc., dated February 4, 2015	8-K	3.2	2/10/2015
4.1		Form of Class A Common Stock Certificate	S-1/A	4.1	1/28/2015
10.1	†	Amendment No. 1 to Shake Shack Inc. 2015 Incentive Award Plan, dated April 26, 2016				*
10.2	†	Form of Performance Stock Unit Award Agreement, dated April 26, 2016				*
10.3	†	Form of Supplement to Performance Stock Unit Award Agreement				*
10.4	†	Employment Agreement, dated as of May 4, 2016, by and between Shake Shack Inc., SSE Holdings, LLC and Ronald Palmese Jr.				*
31.1		Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2		Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32	#	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				*
101.INS		XBRL Instance Document				*
101.SCH		XBRL Taxonomy Extension Schema Document				*
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB		XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document				*

†	Indicates a management contract or compensatory plan or arrangement.

#	Furnished herewith.

38 | Shake Shack Inc. Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shake Shack Inc.
(Registrant)

Date: May 16, 2016	By:	/s/ Randy Garutti
Randy Garutti
Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: May 16, 2016	By:	/s/ Jeff Uttz
Jeff Uttz
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Shake Shack Inc. Form 10-Q | 39