Form 10-Q
period 2016-06-29
Shake Shack Inc.
filed 2016-08-11
CIK 1620533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of August 3, 2016, there were 23,953,852 shares of Class A common stock outstanding and 12,375,898 shares of Class B common stock outstanding.

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

Shake Shack Inc. Form 10-Q | 1

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).

2 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	June 29 2016	December 30 2015
ASSETS
Current assets:
Cash and cash equivalents	$68,371	$70,849
Accounts receivable	3,040	4,217
Inventories	635	543
Prepaid expenses and other current assets	3,872	3,325
Total current assets	75,918	78,934
Property and equipment, net	111,296	93,041
Deferred income taxes, net	274,625	201,957
Other assets	5,528	5,615
TOTAL ASSETS	$467,367	$379,547
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,219	$6,786
Accrued expenses	6,615	6,801
Accrued wages and related liabilities	4,401	5,804
Other current liabilities	5,840	4,614
Total current liabilities	22,075	24,005
Note payable	—	313
Deferred rent	26,219	22,927
Liabilities under tax receivable agreement, net of current portion	236,289	170,933
Other long-term liabilities	4,155	4,350
Total liabilities	288,738	222,528
Commitments and contingencies
Stockholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of June 29, 2016 and December 30, 2015.	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 23,344,339 and 19,789,259 shares issued and outstanding as of June 29, 2016 and December 30, 2015, respectively.	23	20
Class B common stock, $0.001 par value—35,000,000 shares authorized; 12,983,596 and 16,460,741 shares issued and outstanding as of June 29, 2016 and December 30, 2015, respectively.	13	16
Additional paid-in capital	119,415	96,311
Retained earnings	9,033	4,273
Accumulated other comprehensive loss	(10)	(5)
Total stockholders' equity attributable to Shake Shack Inc.	128,474	100,615
Non-controlling interests	50,155	56,404
Total equity	178,629	157,019
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$467,367	$379,547
See accompanying Notes to Condensed Consolidated Financial Statements.

Shake Shack Inc. Form 10-Q | 3

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(in thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29 2016	July 1 2015	June 29 2016	July 1 2015
Shack sales	$64,406	$46,583	$116,559	$82,630
Licensing revenue	2,066	1,867	4,078	3,628
TOTAL REVENUE	66,472	48,450	120,637	86,258
Shack-level operating expenses:
Food and paper costs	18,104	13,717	33,136	24,721
Labor and related expenses	15,262	11,168	28,424	20,269
Other operating expenses	5,979	3,723	10,898	7,203
Occupancy and related expenses	5,209	3,859	9,532	7,042
General and administrative expenses	7,496	6,052	14,380	24,437
Depreciation expense	3,404	2,447	6,510	4,638
Pre-opening costs	2,085	1,240	4,110	2,653
TOTAL EXPENSES	57,539	42,206	106,990	90,963
OPERATING INCOME (LOSS)	8,933	6,244	13,647	(4,705)
Interest expense, net	68	84	132	162
INCOME (LOSS) BEFORE INCOME TAXES	8,865	6,160	13,515	(4,867)
Income tax expense	2,316	1,015	3,615	1,248
NET INCOME (LOSS)	6,549	5,145	9,900	(6,115)
Less: net income attributable to non-controlling interests	3,251	4,027	5,140	5,435
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$3,298	$1,118	$4,760	$(11,550)
Earnings (loss) per share of Class A common stock:
Basic	$0.15	$0.09	$0.22	$(0.96)
Diluted	$0.14	$0.08	$0.22	$(0.96)
Weighted-average shares of Class A common stock outstanding:
Basic	22,553	12,058	21,453	12,006
Diluted	23,050	13,339	21,931	12,006
See accompanying Notes to Condensed Consolidated Financial Statements.

4 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29 2016	July 1 2015	June 29 2016	July 1 2015
Net income (loss)	$6,549	$5,145	$9,900	$(6,115)
Other comprehensive loss, net of tax:
Available-for-sale securities(1):
Change in net unrealized holding losses	(6)	—	(8)	—
Reclassification adjustments for net (gains) losses included in net income (loss)	—	—	—	—
OTHER COMPREHENSIVE LOSS	(6)	—	(8)	—
COMPREHENSIVE INCOME (LOSS)	6,543	5,145	9,892	(6,115)
Less: comprehensive income attributable to non-controlling interests	3,249	4,027	5,137	5,435
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$3,294	$1,118	$4,755	$(11,550)
(1) Net of tax benefit of $0 for the thirteen and twenty-six weeks ended June 29, 2016 and July 1, 2015.
See accompanying Notes to Condensed Consolidated Financial Statements.

Shake Shack Inc. Form 10-Q | 5

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss(1)	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 30, 2015	19,789,259	$20	16,460,741	$16	$96,311	$4,273	$(5)	$56,404	$157,019
Net income						4,760		5,140	9,900
Other comprehensive loss							(5)	(3)	(8)
Equity-based compensation					2,302				2,302
Stock option exercises	77,935	—			373			1,197	1,570
Income tax effect of stock compensation plans					31			4	35
Redemption of LLC Interests	3,477,145	3	(3,477,145)	(3)	10,378			(10,378)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					10,020				10,020
Distributions paid and payable to non-controlling interest holders								(2,209)	(2,209)
BALANCE, JUNE 29, 2016	23,344,339	$23	12,983,596	$13	$119,415	$9,033	$(10)	$50,155	$178,629

(1)	Accumulated Other Comprehensive Loss consists solely of net unrealized gains and losses associated with our available-for-sale securities.
See accompanying Notes to Condensed Consolidated Financial Statements.

6 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Twenty-Six Weeks Ended
	June 29 2016	July 1 2015
OPERATING ACTIVITIES
Net income (loss) (including amounts attributable to non-controlling interests)	$9,900	$(6,115)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation expense	6,510	4,638
Equity-based compensation	2,240	14,337
Deferred income taxes	(21)	—
Non-cash interest expense	141	135
Excess tax benefits on equity-based compensation	(35)	—
Changes in operating assets and liabilities:
Accounts receivable	1,740	(640)
Inventories	(92)	47
Prepaid expenses and other current assets	169	(805)
Other assets	(492)	1,657
Accounts payable	347	192
Accrued expenses	2,497	(617)
Accrued wages and related liabilities	(1,403)	1,306
Other current liabilities	409	455
Deferred rent	2,768	3,348
Other long-term liabilities	(242)	(306)
NET CASH PROVIDED BY OPERATING ACTIVITIES	24,436	17,632
INVESTING ACTIVITIES
Purchases of property and equipment	(26,548)	(16,929)
Purchases of marketable securities	(378)	—
Sales of marketable securities	322	—
NET CASH USED IN INVESTING ACTIVITIES	(26,604)	(16,929)
FINANCING ACTIVITIES
Payments on promissory note	(313)	—
Proceeds from revolving credit facility	—	4,000
Payments on revolving credit facility	—	(36,000)
Deferred financing costs	—	(92)
Proceeds from issuance of Class A common stock sold in initial public offering, net of underwriting discounts, commissions and offering costs	—	109,362
Proceeds from issuance of Class B common stock	—	30
Distributions paid to non-controlling interest holders	(1,602)	—
Distributions paid to members prior to the initial public offering	—	(11,125)
Proceeds from stock option exercises	1,570	—
Employee withholding taxes related to net settled equity awards	—	(4,636)
Excess tax benefits from equity-based compensation	35	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(310)	61,539
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,478)	62,242
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	70,849	2,677
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$68,371	$64,919
See accompanying Notes to Condensed Consolidated Financial Statements.

Shake Shack Inc. Form 10-Q | 7

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

8 | Shake Shack Inc. Form 10-Q

NOTE 1: NATURE OF OPERATIONS

Shake Shack Inc. ("we," "us," "our," "Shake Shack" and the "Company") was formed on September 23, 2014 as a Delaware corporation for the purpose of facilitating an initial public offering and other related transactions in order to carry on the business of SSE Holdings, LLC and its subsidiaries ("SSE Holdings"). On February 4, 2015, we completed an initial public offering ("IPO") of 5,750,000 shares of our Class A common stock at a public offering price of $21.00 per share. We used the net proceeds from the IPO to purchase newly-issued membership interests from SSE Holdings ("LLC Interests"). Following the organizational transactions completed in connection with the IPO, we became the sole managing member of SSE Holdings. As sole managing member, we operate and control all of the business and affairs of SSE Holdings and, as a result, consolidate the financial results of SSE Holdings. We report a non-controlling interest representing the economic interest in SSE Holdings held by the other members of SSE Holdings. As of June 29, 2016 we owned 64.3% of SSE Holdings. Unless the context otherwise requires, "we," "us," "our," "Shake Shack," the "Company," and other similar references, refer to Shake Shack Inc. and, unless otherwise stated, all of its subsidiaries, including SSE Holdings.
We operate and license Shake Shack restaurants ("Shacks"), which serve hamburgers, hot dogs, crinkle-cut fries, shakes, frozen custard, beer, wine and more. As of June 29, 2016, there were 95 Shacks in operation, system-wide, of which 51 were domestic company-operated Shacks, six were domestic licensed Shacks and 38 were international licensed Shacks.
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
In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-02, Amendments to the Consolidation Analysis ("ASU 2015-02"). ASU 2015-02 amended the existing guidance to, among other things, modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, and eliminate the presumption that a general partner should consolidate a limited partnership. We adopted ASU 2015-02 on December 31, 2015. Prior to the adoption of ASU 2015-02, we consolidated SSE Holdings as a voting interest entity. Pursuant to the provisions of ASU 2015-02, SSE Holdings is now considered a VIE. Shake Shack Inc. is the primary beneficiary as we have the majority economic interest in SSE Holdings and, as the sole managing member, have decision making authority that significantly affects the economic performance of the entity, while the limited partners have no substantive kick-out or participating rights. As a result, we will continue to consolidate SSE Holdings. The assets and liabilities of SSE Holdings represent substantially all of our consolidated assets and liabilities with the exception of certain deferred taxes and liabilities under the Tax Receivable Agreement. As of June 29, 2016 and December 30, 2015, the net assets of SSE Holdings were $140,463 and $124,214, respectively. The assets of SSE Holdings are subject to certain restrictions in SSE Holdings' revolving credit agreements. See Note 7 for more information.

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

10 | Shake Shack Inc. Form 10-Q

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

Shake Shack Inc. Form 10-Q | 11

NOTE 3: FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis as of June 29, 2016 and December 30, 2015, and indicate the classification within the fair value hierarchy.
Cash, Cash Equivalents and Marketable Securities
The following tables summarize our cash, cash equivalents and marketable securities by significant investment categories as of June 29, 2016 and December 30, 2015:

	June 29, 2016
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$68,351	$—	$—	$68,351	$68,351	$—
Level 1:
Money market funds	20	—	—	20	20	—
Level 2:
Corporate debt securities(1)	2,452	4	(23)	2,433	—	2,433
Total	$70,823	$4	$(23)	$70,804	$68,371	$2,433

	December 30, 2015
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$70,816	$—	$—	$70,816	$70,816	$—
Level 1:
Money market funds	33	—	—	33	33	—
Level 2:
Corporate debt securities(1)	2,397	1	(12)	2,386	—	2,386
Total	$73,246	$1	$(12)	$73,235	$70,849	$2,386

(1)
The fair value of marketable securities with contractual maturity dates within one year are included in prepaid expenses and other current assets and those with contractual maturity dates greater than one year are included in other assets on the Condensed Consolidated Balance Sheets. Corporate debt securities were measured at fair value using a market approach utilizing observable prices for identical securities or securities with similar characteristics and inputs that are observable or can be corroborated by observable market data.

The gross aggregate fair value of investment in an unrealized loss position as of June 29, 2016 was $1,542. All investments that were in an unrealized loss position as of June 29, 2016 have been in a continuous loss position for less than 12 months. For the thirteen and twenty-six weeks ended June 29, 2016, interest income related to our available-for-sale securities of $23 and $46, respectively, was included in interest expense, net on the Condensed Consolidated Statements of Income (Loss). As we held no available-for-sale securities during the twenty-six weeks ended July 1, 2015, no interest income related to available-for-sale securities was recognized for the thirteen and twenty-six weeks ended July 1, 2015. Net unrealized losses on available-for-sale securities totaling $6 and $8 for the thirteen and twenty-six weeks ended June 29, 2016 were included in other comprehensive loss on the Condensed Consolidated Statements of Comprehensive Income (Loss). There were no unrealized gains or losses on available-for-sale securities for the thirteen and twenty-six weeks ended July 1, 2015.

12 | Shake Shack Inc. Form 10-Q

A summary of available-for-sale securities sold and gross realized gains and losses recognized during the thirteen and twenty-six weeks ended June 29, 2016 and July 1, 2015 is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29 2016	July 1 2015	June 29 2016	July 1 2015
Available-for-sale securities:
Gross proceeds from sales and redemptions	$322	$—	$322	$—
Cost basis of sales and redemptions	322	—	322	—
Gross realized gains included in net income (loss)	1	—	1	—
Gross realized losses included in net income (loss)	(1)	—	(1)	—
Amounts reclassified out of accumulated other comprehensive loss	—	—	—	—
Realized gains and losses are determined on a specific identification method and are included in interest expense, net on the Condensed Consolidated Statements of Income (Loss).
The following table summarizes, by contractual maturity date, the estimated fair value of our investments in marketable debt securities that are accounted for as available-for-sale securities:

June 29 2016
Due within one year	$820
Due after one year through 5 years	1,613
Due after 5 years through 10 years	—
Due after 10 years	—
Total	$2,433
We periodically review our marketable debt securities for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. We also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. As of June 29, 2016 and December 30, 2015, the declines in the market value of our marketable securities investment portfolio were considered to be temporary in nature.
Other Financial Instruments
The carrying value of our other financial instruments, including accounts receivable, accounts payable, and accrued expenses as of June 29, 2016 and December 30, 2015 approximated their fair value due to the short-term nature of these financial instruments.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets and liabilities that are measured at fair value on a non-recurring basis include our long-lived assets and indefinite-lived intangible assets. There were no impairments recognized during the thirteen and twenty-six weeks ended June 29, 2016 and July 1, 2015.

Shake Shack Inc. Form 10-Q | 13

NOTE 4: INVENTORIES

Inventories as of June 29, 2016 and December 30, 2015 consisted of the following:

	June 29 2016	December 30 2015
Food	$419	$328
Wine	34	30
Beer	46	46
Beverages	61	57
Retail merchandise	75	82
Inventories	$635	$543
NOTE 5: PROPERTY AND EQUIPMENT

Property and equipment as of June 29, 2016 and December 30, 2015 consisted of the following:

	June 29 2016	December 30 2015
Leasehold improvements	$97,162	$82,904
Equipment	19,756	16,903
Furniture and fixtures	5,941	4,965
Computer equipment and software	6,241	5,197
Construction in progress	12,225	6,591
Property and equipment, gross	141,325	116,560
Less: accumulated depreciation	30,029	23,519
Property and equipment, net	$111,296	$93,041
NOTE 6: SUPPLEMENTAL BALANCE SHEET INFORMATION

The components of other current liabilities as of June 29, 2016 and December 30, 2015 are as follows:

	June 29 2016	December 30 2015
Sales tax payable	$1,429	$1,073
Current portion of liabilities under tax receivable agreement	2,166	2,157
Gift card liability	795	833
Other	1,450	551
Other current liabilities	$5,840	$4,614

14 | Shake Shack Inc. Form 10-Q

NOTE 7: DEBT

In January 2015, we executed a Third Amended and Restated Credit Agreement, which became effective on February 4, 2015 (together with the prior agreements and amendments, and as further amended, the "Revolving Credit Facility"), which provides for a revolving total commitment amount of $50,000, of which $20,000 is available immediately. The Revolving Credit Facility will mature and all amounts outstanding will be due and payable five years from the effective date. The Revolving Credit Facility permits the issuance of letters of credit upon our request of up to $10,000. In May 2016, the Revolving Credit Facility was amended to, among other things, lower the borrowing rates. Borrowings under the Revolving Credit Facility to bear interest at either: (i) LIBOR plus a percentage ranging from 2.3% to 3.3% or (ii) the prime rate plus a percentage ranging from 0.0% to 0.8%, depending on the type of borrowing made under the Revolving Credit Facility. As of June 29, 2016 and December 30, 2015, there were no amounts outstanding under the Revolving Credit Facility. As of June 29, 2016, we had $19,920 of availability under the Revolving Credit Facility, after giving effect to $80 in outstanding letters of credit.
The Revolving Credit Facility is secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' wholly-owned domestic subsidiaries (with certain exceptions).
The Revolving Credit Facility contains a number of covenants that, among other things, limit our ability to, subject to specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; pay dividends or make distributions; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the Revolving Credit Facility contains certain cross-default provisions. We are required to maintain a specified consolidated fixed-charge coverage ratio and a specified funded net debt to adjusted EBITDA ratio, both as defined under the Revolving Credit Facility. As of June 29, 2016, we were in compliance with all covenants.
During the thirteen weeks ended June 29, 2016, we failed to furnish audited financial statements of SSE Holdings, as required under the Revolving Credit Facility if certain financial tests are not met. As a result, we were considered to be in default. In May 2016, we obtained a waiver for the covenant violation. As no amounts were outstanding at the time of the default, there was no impact to our consolidated financial statements. Additionally, the Revolving Credit Facility was subsequently amended to remove this requirement.
In March 2013, we entered into a promissory note in the amount of $313 in connection with the purchase of a liquor license. Interest on the outstanding principal balance of this note is due and payable on a monthly basis from the effective date at a rate of 5.0% per year. The entire principal balance and interest is due and payable on the earlier of the maturity date, which is the expiration of the lease in June 2023, or the date of the sale of the license. As of December 30, 2015 the outstanding balance of the promissory note was $313. During the thirteen weeks ended June 29, 2016, we repaid the entire outstanding balance of the promissory note. No amounts were outstanding as of June 29, 2016.
Total interest costs incurred were $91 and $178 for the thirteen and twenty-six weeks ended June 29, 2016, respectively, and $83 and $269 for the thirteen and twenty-six weeks ended July 1, 2015, respectively. Total amounts capitalized into property and equipment were $108 for the twenty-six weeks ended July 1, 2015. No amounts were capitalized for the twenty-six weeks ended June 29, 2016.
NOTE 8: NON-CONTROLLING INTERESTS

We are the sole managing member of SSE Holdings and, as a result, consolidate the financial results of SSE Holdings. We report a non-controlling interest representing the economic interest in SSE Holdings held by the other members of SSE Holdings. The Third Amended and Restated Limited Liability Company Agreement (the "LLC Agreement") of SSE Holdings provides that holders of LLC Interests may, from time to time, require SSE Holdings to redeem all or a portion of their LLC Interests for newly-issued shares of Class A common stock on a one-for-one basis. In connection with any redemption or exchange, we will receive a corresponding number of LLC Interests, increasing our total ownership interest in SSE Holdings. Changes in our ownership interest in SSE Holdings while we retain our controlling interest in SSE Holdings will be accounted for as equity transactions. As such, future

Shake Shack Inc. Form 10-Q | 15

redemptions or direct exchanges of LLC Interests in SSE Holdings by the other members of SSE Holdings will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in capital.
The following table summarizes the ownership interest in SSE Holdings as of June 29, 2016 and December 30, 2015.

	June 29, 2016		December 30, 2015
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Shake Shack Inc.	23,344,339	64.3%	19,789,259	54.6%
Number of LLC Interests held by non-controlling interest holders	12,983,596	35.7%	16,460,741	45.4%
Total LLC Interests outstanding	36,327,935	100.0%	36,250,000	100.0%
The weighted average ownership percentages for the applicable reporting periods are used to attribute net income and other comprehensive income to Shake Shack Inc. and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for the thirteen and twenty-six weeks ended June 29, 2016 was 37.9% and 40.9%, respectively. For the twenty-six weeks ended July 1, 2015, net income was attributed to non-controlling interest holders only for the period subsequent to the IPO and the organizational transactions completed in connection with our IPO, based on a weighted-average ownership percentage of 66.7%.
The following table summarizes the effects of changes in ownership in SSE Holdings on our equity during the thirteen and twenty-six weeks ended June 29, 2016 and July 1, 2015.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29 2016	July 1 2015	June 29 2016	July 1 2015
Comprehensive income (loss) attributable to Shake Shack Inc.	$3,294	$1,118	$4,755	$(11,550)
Transfers (to) from non-controlling interests:			—	—
Increase in additional paid-in capital as a result of the settlement of unit appreciation rights	—	—	—	987
Decrease in additional paid-in as a result of the organizational transactions completed in connection with our IPO	—	—	—	(75,182)
Increase in additional paid-in capital as a result of the redemption of LLC Interests	5,736	—	10,378	—
Increase in additional paid-in capital as a result of stock option exercises and the related income tax effect	161	—	404	—
Total effect of changes in ownership interest on equity attributable to Shake Shack Inc.	$9,191	$1,118	$15,537	$(85,745)
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
During twenty-six weeks ended June 29, 2016, an aggregate of 3,477,145 LLC Interests were redeemed by non-controlling interest holders for newly-issued shares of Class A common stock, and we received 3,477,145 LLC Interests in connection with these redemptions, increasing our total ownership interest in SSE Holdings. No LLC Interests were redeemed during the twenty-six weeks ended July 1, 2015.
During twenty-six weeks ended June 29, 2016, we received an aggregate of 77,935 LLC Interests in connection with the exercise of employee stock options. No stock options were exercised during the twenty-six weeks ended July 1, 2015.

16 | Shake Shack Inc. Form 10-Q

NOTE 9: EQUITY-BASED COMPENSATION

A summary of equity-based compensation expense recognized during the thirteen and twenty-six weeks ended June 29, 2016 and July 1, 2015 is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29 2016	July 1 2015	June 29 2016	July 1 2015
Unit appreciation rights	$—	$—	$—	$11,762
Restricted Class B units	—	—	—	605
Stock options	1,053	1,178	2,083	1,970
Performance stock units	157	—	157	—
Equity-based compensation expense	$1,210	$1,178	$2,240	$14,337
Total income tax benefit recognized related to equity-based compensation	$33	$95	$64	$362
Amounts are included in general and administrative expense and labor and related expenses on the Condensed Consolidated Statements of Income (Loss).
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
There were no UARs outstanding as of June 29, 2016 or December 30, 2015. No compensation expense was recognized during the twenty-six weeks ended June 29, 2016.
Restricted Class B Units
Prior to the IPO, we granted restricted Class B units to certain of our executive officers. These awards were to vest in equal installments over periods ranging from three to five years. If not already fully vested, these units would fully vest (i) upon the occurrence of a change in control event or (ii) upon the occurrence of an initial public offering. The IPO constituted a transaction under the terms of the restricted Class B unit award agreements that resulted in the accelerated vesting of all then-outstanding awards, and we recognized $605 of equity-based compensation expense upon the vesting of these awards during the twenty-six weeks ended July 1, 2015.
There were no restricted Class B units outstanding as of June 29, 2016 or December 30, 2015. No compensation expense was recorded during the twenty-six weeks ended June 29, 2016.
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
The fair value of stock option awards was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

Shake Shack Inc. Form 10-Q | 17

Twenty-Six Weeks Ended
June 29 2016
Expected term (years)(1)	5.5
Expected volatility(2)	50.8%
Risk-free interest rate(3)	1.5%
Dividend yield(4)	—%

(1)	Expected term represents the estimated period of time until an award is exercised and was determined using the simplified method.

(2)	Expected volatility is based on a combination of our historical volatility and the historical volatility of a selected peer group over a period equivalent to the expected term.

(3)	The risk-free rate rate is an interpolation of yields on U.S. Treasury securities with maturities equivalent to the expected term.

(4)	We have assumed a dividend yield of zero as we have no plans to declare dividends in the foreseeable future.

A summary of stock option activity for twenty-six weeks ended June 29, 2016 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period	2,574,981	$21.00
Granted	15,823	34.62
Exercised	(82,946)	(21.00)
Forfeited	(25,925)	(21.00)
Outstanding at end of period	2,481,933	$21.09
The weighted-average grant date fair value of stock options granted during the twenty-six weeks ended June 29, 2016 was $34.62. As of June 29, 2016, there were 2,481,933 stock options outstanding, of which 478,750 were exercisable. As of June 29, 2016, total unrecognized compensation expense related to unvested stock options, including an estimate for pre-vesting forfeitures, was $14,787, which is expected to be recognized over a weighted-average period of 3.5 years.
Performance Stock Units
Under the 2015 Plan, we may grant performance stock units and other types of performance-based equity awards that vest based on the outcome of certain performance criteria that are established and approved by the Compensation Committee of the Board of Directors. The actual number of equity awards earned is based on the level of performance achieved over a predetermined performance period, relative to established financial goals, none of which are considered market conditions.
For performance stock units granted during the twenty-six weeks ended June 29, 2016, the amount of awards that can be earned range from 0% to 125% of the number of performance stock units granted, based on the achievement of approved financial goals over a performance period that is approximately one year. In addition to the performance conditions, performance stock units are also subject to a requisite service period and the awards will vest ratably over three years. The fair value of performance stock units is determined based on the closing market price of our common stock on the date of grant. Compensation expense related to the performance stock units is recognized using a graded-vesting attribution method over the vesting period based on the most probable outcome of the performance conditions.

18 | Shake Shack Inc. Form 10-Q

A summary of performance stock unit activity for twenty-six weeks ended June 29, 2016 is as follows:

	Performance Stock Units	Weighted Average Grant Value Price
Outstanding at beginning of period	—	$—
Granted	63,600	38.41
Exercised	—	—
Forfeited	(400)	(38.43)
Outstanding at end of period	63,200	$38.41
As of June 29, 2016, there were 63,200 performance stock units outstanding, of which none were exercisable. As of June 29, 2016, total unrecognized compensation expense related to unvested performance stock units, including an estimate for pre-vesting forfeitures, was $2,566, which is expected to be recognized over a weighted-average period of 2.8 years.
NOTE 10: INCOME TAXES

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
Income Tax Expense
A reconciliation of income tax expense computed at the U.S. federal statutory income tax rate to the recognized income tax expense is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29 2016	July 1 2015	June 29 2016	July 1 2015
Expected U.S. federal income taxes at statutory rate (34%)	$3,014	$2,094	$4,595	$(1,655)
State and local income taxes, net of federal benefit	472	175	744	26
Foreign withholding taxes	117	106	357	222
Non-deductible expenses	—	108	—	343
Tax credits	(87)	—	(126)	—
Non-controlling interest	(1,200)	(1,468)	(1,955)	2,312
Income tax expense	$2,316	$1,015	$3,615	$1,248

Our effective income tax rates for the thirteen weeks ended June 29, 2016 and July 1, 2015 were 26.1% and 16.5%, respectively. The increase in our effective income tax rate for the period is primarily due to an increase in our ownership interest in SSE Holdings. As our ownership interest in SSE Holdings increases, our share of the taxable income of SSE Holdings also increases. Our weighted-average ownership interest in SSE Holdings was 62.1% and 33.3% for the thirteen weeks ended June 29, 2016 and July 1, 2015, respectively.
Our effective income tax rates for the twenty-six weeks ended June 29, 2016 and July 1, 2015 were 26.7% and (25.6)%, respectively. As the majority of the pre-tax loss for the twenty-six weeks ended July 1, 2015 was generated in the period prior to the organizational

Shake Shack Inc. Form 10-Q | 19

transactions completed in connection with the IPO, and prior to our becoming a member of SSE Holdings, we are not entitled to any tax benefits related to those losses. We recognized tax expense on our allocable share of the pre-tax income generated in the period subsequent to becoming a member of SSE Holdings, which resulted in a negative effective tax rate when compared to our consolidated pre-tax loss.
Deferred Tax Assets and Liabilities
During the twenty-six weeks ended June 29, 2016, we acquired an aggregate of 3,555,080 LLC Interests in connection with the redemption of LLC Interests and the exercise of employee stock options. We recognized an additional deferred tax asset in the amount of $44,588 associated with the change in the basis difference in our investment in SSE Holdings upon acquisition of these LLC Interests, increasing our total deferred tax asset to $199,237 as of June 29, 2016. However, a portion of the basis difference will only reverse upon the eventual sale of our interest in SSE Holdings, which we expect would result in a capital loss. As of June 29, 2016, we established a valuation allowance in the amount of $18,615 against the deferred tax asset to which this portion relates.
During the twenty-six weeks ended June 29, 2016, we also recognized $26,247 of deferred tax assets related to additional tax basis increases generated from expected future payments under the Tax Receivable Agreement and related deductions for imputed interest on such payments. As of June 29, 2016, the total deferred tax asset related to these payments was $95,760. See "—Tax Receivable Agreement" for more information.
We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of June 29, 2016, we concluded, based on the weight of all available positive and negative evidence, that all of our deferred tax assets (except for those deferred tax assets described above relating to basis differences that are expected to result in a capital loss upon the eventual sale of our interest in SSE Holdings) are more likely than not to be realized. As such, no additional valuation allowance was recognized.
Uncertain Tax Positions
No uncertain tax positions existed as of June 29, 2016. Shake Shack Inc. was formed in September 2014 and did not engage in any operations prior to the IPO and related organizational transactions. Shake Shack Inc. first filed tax returns for tax year 2014, which is the first tax year subject to examination by taxing authorities for U.S. federal and state income tax purposes. Additionally, although SSE Holdings is treated as a partnership for U.S. federal and state income taxes purposes, it is still required to file an annual U.S. Return of Partnership Income, which is subject to examination by the Internal Revenue Service ("IRS"). The statute of limitations has expired for tax years through 2011 for SSE Holdings.
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
During the twenty-six weeks ended June 29, 2016, we acquired an aggregate of 3,477,145 LLC Interests in connection with the redemption of LLC Interests, which resulted in an increase in the tax basis of our investment in SSE Holdings subject to the provisions of the Tax Receivable Agreement. We recognized an additional liability in the amount of $65,356 for the TRA Payments due to the redeeming members, representing 85% of the aggregate tax benefits we expect to realize from the tax basis increases related to

20 | Shake Shack Inc. Form 10-Q

the redemption of LLC Interests, after concluding it was probable that such TRA Payments would be paid based on our estimates of future taxable income. As of June 29, 2016, the total amount of TRA Payments due under the Tax Receivable Agreement, including accrued interest, was $238,455, of which $2,166 was included in other current liabilities on the Condensed Consolidated Balance Sheet. See Note 13 for more information relating to our liabilities under the Tax Receivable Agreement.
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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock for the thirteen and twenty-six weeks ended June 29, 2016 and July 1, 2015.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29 2016	July 1 2015	June 29 2016	July 1 2015
Numerator:
Net income (loss)	$6,549	$5,145	$9,900	$(6,115)
Less: net income attributable to non-controlling interests	3,251	4,027	5,140	5,435
Net income (loss) attributable to Shake Shack Inc.	$3,298	$1,118	$4,760	$(11,550)
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	22,553	12,058	21,453	12,006
Effect of dilutive securities:
Stock options	497	1,281	478	—
Weighted-average shares of Class A common stock outstanding—diluted	23,050	13,339	21,931	12,006

Earnings (loss) per share of Class A common stock—basic	$0.15	$0.09	$0.22	$(0.96)
Earnings (loss) per share of Class A common stock—diluted	$0.14	$0.08	$0.22	$(0.96)
Shares of our Class B common stock do not share in the earnings or losses of Shake Shack and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

Shake Shack Inc. Form 10-Q | 21

The following table presents potentially dilutive securities excluded from the computations of diluted earnings per share of Class A common stock for the thirteen and twenty-six weeks ended June 29, 2016 and July 1, 2015.

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	June 29 2016		July 1 2015		June 29 2016		July 1 2015
Stock options	—		—		—		2,600,281	(1)
Performance stock units	63,200	(2)	—		63,200	(2)	—
Shares of Class B common stock	12,983,596	(3)	24,191,853	(3)	12,983,596	(3)	24,191,853	(1)

(1)	Excluded from the computation of diluted earnings per share of Class A common stock because the effect would have been anti-dilutive since we recognized a net loss for the period.

(2)
Excluded from the computation of diluted earnings per share of Class A common stock because the performance conditions associated with these awards were not met assuming the end of the reporting period was the end of the performance period.

(3)
Shares of our Class B common stock are considered potentially dilutive shares of Class A common stock. Amounts have been excluded from the computations of diluted earnings per share of Class A common stock because the effect would have been anti-dilutive under the if-converted and two-class methods.

NOTE 12: SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information for the twenty-six weeks ended June 29, 2016 and July 1, 2015:

	Twenty-Six Weeks Ended
	June 29 2016	July 1 2015
Cash paid for:
Income taxes, net of refunds	$1,325	$121
Interest, net of amounts capitalized	28	171
Non-cash investing activities:
Accrued purchases of property and equipment	3,059	2,537
Capitalized equity-based compensation	62	—
Class A common stock issued in connection with the acquisition of two former indirect members of SSE Holdings	—	6
Non-cash financing activities:
Cancellation of Class B common stock in connection with certain organizational transactions completed in connection with our IPO	—	(6)
Class A common stock issued in connection with the redemption of LLC Interests	3	—
Cancellation of Class B common stock in connection with the redemption of LLC Interests	(3)	—
Establishment of liabilities under tax receivable agreement	65,356	5,600
Accrued distributions payable to non-controlling interest holders	607	—

22 | Shake Shack Inc. Form 10-Q

NOTE 13: COMMITMENTS AND CONTINGENCIES

Lease Commitments
We are obligated under various operating leases for Shacks and our home office space, expiring in various years through 2032. Under certain of these leases, we are liable for contingent rent based on a percentage of sales in excess of specified thresholds and are responsible for our proportionate share of real estate taxes and utilities.
As security under the terms of several of our leases, we are obligated under letters of credit totaling $160 as of June 29, 2016. The letters of credit expire on April 23, 2017 and February 28, 2026. In addition, in December 2013, we entered into an irrevocable standby letter of credit in conjunction with our home office lease in the amount of $80. The letter of credit expires in September 2016 and renews automatically for one-year periods through September 30, 2019.
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
Legal Contingencies
In November 2015, we met with a law firm representing two former Shake Shack managers who alleged that we improperly classified our restaurant managers as exempt.  Although we have always believed that our managers are properly classified as exempt under both federal and state laws, and have always intended to defend any allegations to the contrary vigorously, we agreed to mediate the matter. At the conclusion of the meeting, the parties entered into a Memorandum of Understanding, and we agreed to create a fund of $750 to settle the matter. In exchange, all managers who choose to participate (former and current), including the two former managers, will release Shake Shack from all federal and/or state wage and hour claims that may exist through the settlement date.  As part of the settlement process, the partners entered into a Settlement Agreement on March 11, 2016, and the law firm filed a Complaint on March 17, 2016 with the Supreme Court of the State of New York (the “Court”), a request for judicial intervention on March 19, 2016 and a motion seeking the Court’s preliminary approval of the Settlement Agreement on May 20, 2016. The parties are awaiting a judge to be assigned. As of June 29, 2016, an accrual in the amount of $770 was recorded for this matter and the related expenses.
We are subject to various legal and regulatory proceedings, claims and liabilities, such as employment-related claims and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance. As of June 29, 2016, the amount of ultimate liability with respect to these matters was not material.
Liabilities under Tax Receivable Agreement
As described in Note 10, we are a party to the Tax Receivable Agreement under which we are contractually committed to pay certain of the members of SSE Holdings 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of certain transactions. We are not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated with the transactions that gave rise to the payments are realized. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. During the twenty-six weeks ended June 29, 2016 and July 1, 2015, we recognized liabilities totaling $65,356 and $5,600, respectively, relating to our obligations under the Tax Receivable Agreement, after concluding that it was probable that we would have sufficient future taxable income to utilize the related tax benefits. As of June 29, 2016 and December 30, 2015, our total obligations under the Tax Receivable Agreement, including accrued interest, were $238,455 and $173,090, respectively. There were no transactions subject to the Tax Receivable Agreement for which we did not recognize the related liability, as we concluded that we would have sufficient future taxable income to utilize all of the related tax benefits.

Shake Shack Inc. Form 10-Q | 23

NOTE 14: RELATED PARTY TRANSACTIONS

Union Square Hospitality Group
Union Square Hospitality Group, LLC is a stockholder and a party to the Stockholders Agreement dated February 4, 2015, as amended, that we entered into in connection with our IPO. The Chairman of our Board of Directors serves as the Chief Executive Officer of Union Square Hospitality Group, LLC. As a result, Union Square Hospitality Group, LLC and its subsidiaries (collectively, "USHG") are considered related parties.
Previously, our employees were included in USHG's self-insurance health plan and we paid our portion of the plan costs on a monthly basis to USHG. In February 2015, we established our own self-funded health insurance plan for our employees and ceased payments to USHG. Amounts paid to the USHG for these health insurance costs were $146 for the twenty-six weeks ended July 1, 2015. No amounts were paid to USHG for health insurance costs for the thirteen and twenty-six weeks ended June 29, 2016. These amounts are included in labor and related expenses and general and administrative expenses on the Condensed Consolidated Statements of Income (Loss). Additionally, our employees are eligible participants under USHG's 401(k) plan. We pay our share of the employer's matching contributions directly to the third-party plan trustee.
We also pay USHG for certain miscellaneous general operating expenses incurred by them on our behalf. Total amounts paid to USHG for general corporate expenses were $1 and $6 for the thirteen and twenty-six weeks ended June 29, 2016. For the thirteen and twenty-six weeks ended July 1, 2015 total amounts paid to USHG for general corporate expenses were $61 and $126, respectively. These amounts are included in general and administrative expenses on the Condensed Consolidated Statements of Income (Loss).
No amounts were payable to USHG as of June 29, 2016. Total amounts payable to USHG as of December 30, 2015 were $2. These amounts are included in other current liabilities on the Condensed Consolidated Balance Sheets. No amounts were due from USHG as of June 29, 2016 and December 30, 2015.
Hudson Yards Sports and Entertainment
In fiscal 2011, we entered into a Master License Agreement ("MLA") with Hudson Yards Sports and Entertainment LLC ("HYSE"), a subsidiary of USHG and a related party, to operate Shake Shack branded limited menu concession stands in sports and entertainment venues within the United States. The agreement expires on December 31, 2027 and includes five consecutive five-year renewal options at HYSE's option. As consideration for these rights, HYSE pays us a license fee based on a percentage of net food sales, as defined in the MLA. HYSE also pays us a percentage of profits on sales of branded beverages, as defined in the MLA. For both the thirteen and twenty-six weeks ended June 29, 2016, $103 was paid to us by HYSE. For both the thirteen and twenty-six weeks ended July 1, 2015, $95 was paid to us by HYSE. Total amounts due from HYSE as of June 29, 2016 were $45, which is included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. No amounts were due from HYSE as of December 30, 2015 due to the seasonal nature of the concession stands.
Madison Square Park Conservancy
The Chairman of our Board of Directors serves as a director of the Madison Square Park Conservancy ("MSP Conservancy"), with which we have a license agreement and pay license fees to operate our Madison Square Park Shack. Amounts paid to Madison Square Park Conservancy as rent amounted to $195 and $390, respectively, for the thirteen and twenty-six weeks ended June 29, 2016. We paid $111 to Madison Square Park Conservancy as rent for both the thirteen and twenty-six weeks ended July 1, 2015. These amounts are included in occupancy and related expenses on the Condensed Consolidated Statements of Income (Loss). Total amounts due to the MSP Conservancy as of June 29, 2016 and December 30, 2015 were $120 and $17, respectively, which is included in accrued expenses on the Condensed Consolidated Balance Sheets.
Share Our Strength
The Chairman of our Board of Directors serves as a director of Share Our Strength, for which Shake Shack holds the "Great American Shake Sale" every year during the month of May to raise money and awareness for childhood hunger. During the Great American Shake Sale, we encourage guests to donate money to Share Our Strength's No Kid Hungry campaign in exchange for a coupon for a free cake-themed shake. All of the guest donations we collect go directly to Share Our Strength. We raised a total of $587 for

24 | Shake Shack Inc. Form 10-Q

both the thirteen and twenty-six weeks ended June 29, 2016. For both the thirteen and twenty-six weeks ended July 1, 2015 we raised a total of $504. The proceeds were remitted to Share Our Strength in the respective years. We incurred costs of approximately $98 for both the thirteen and twenty-six weeks ended June 29, 2016. For both the thirteen and twenty-six weeks ended July 1, 2015 we incurred costs of $89. These costs represent the cost of the free shakes redeemed and are included in general and administrative expense and other operating expenses on the Consolidated Statements of Income (Loss).
Tax Receivable Agreement
As described in Note 10, we entered into a tax receivable agreement with certain members of SSE Holdings that provides for the payment by us of 85% of the amount of tax benefits, if any, that Shake Shack actually realizes or in some cases is deemed to realize as a result of certain transactions. No amounts were paid to any members of SSE Holdings pursuant to the Tax Receivable Agreement during the thirteen and twenty-six weeks ended June 29, 2016 and July 1, 2015. As of June 29, 2016 and December 30, 2015, total amounts due to members of SSE Holdings under the under the Tax Receivable Agreement were $238,455 and $173,090, respectively.
Distributions to Members of SSE Holdings
Under the terms of the SSE Holdings LLC Agreement, SSE Holdings is obligated to make tax distributions to its members. For the thirteen and twenty-six weeks ended June 29, 2016 tax distributions of $1,602 were paid to non-controlling interest holders. A special distribution was paid to certain of the members of SSE Holdings in the amount of $11,125 on February 4, 2015. No tax distributions were paid to non-controlling interest holders for the thirteen and twenty-six weeks ended July 1, 2015. As of June 29, 2016, $607 was payable to non-controlling interest holders and no distributions were payable to non-controlling interest holders as of December 30, 2015.

Shake Shack Inc. Form 10-Q | 25

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
This section and other parts of this Quarterly Report on Form 10-Q ("Form 10-Q") contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact, such as our expected financial outlook for fiscal 2016, expected Shack openings, expected same-Shack sales growth and trends in our business. Forward-looking statements can also be identified by words such as "aim," "anticipate," "believe," "estimate," "expect," "forecast," "future," "intend," "outlook," "plan," "potential," "predict," "project," "seek," "may," "can," "will," "would," "could," "should," the negatives thereof and other similar expressions. Forward-looking statements are not guarantees of future performance and actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2015 ("2015 Form 10-K") and Part II, Item 1A of this Form 10-Q. The following discussion should be read in conjunction with our 2015 Form 10-K, our subsequent Quarterly Reports on Form 10-Q and the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years and the associated quarters, months and periods of those fiscal years. We undertake no obligation to revise or update any forward-looking statements for any reason, except as required by law.
OVERVIEW

Shake Shack is a modern day "roadside" burger stand serving a classic American menu of premium burgers, hot dogs, crinkle cut fries, shakes, frozen custard, beer and wine. As of June 29, 2016, there were 95 Shacks in operation, system-wide, of which 51 were domestic company-operated Shacks, six were domestic licensed Shacks and 38 were international licensed Shacks.
Development Highlights
During the quarter, we opened four domestic company-operated Shacks, including a Shack in Virginia in the Fashion Centre at Pentagon City, two Shacks in New York—a Shack in the iconic Herald Square and a second Queens Shack located in Forest Hills—as well as out first Shack in Minnesota, located in the Mall of America. Additionally, we opened one domestic licensed Shack in the Las Vegas market at the T-Mobile Arena and two international licensed Shacks—a second Shack in the Japan market in Ebisu and our first Shack in Bahrain at the Bahrain City Centre shopping center.
Financial Highlights for the Second Quarter 2016

▪	Total revenue increased 37.2% to $66.5 million.

▪	Shack sales increased 38.3% to $64.4 million.

▪	Same-Shack sales increased 4.5%.

▪	Net income was $3.3 million, or $0.14 per diluted share.

▪	Shack-level operating profit*, a non-GAAP measure, increased 40.6% to $19.9 million, or 30.8% of Shack sales.

▪	Adjusted EBITDA*, a non-GAAP measure, increased 39.3% to $15.6 million.

▪	Adjusted pro forma net income*, a non-GAAP measure, increased 51.9% to $5.2 million, or $0.14 per fully exchanged and diluted share.

* Shack-level operating profit, adjusted EBITDA and adjusted pro forma net income are non-GAAP measures. See "—Non-GAAP Financial Measures" for reconciliations of Shack-level operating profit to operating income (loss), adjusted EBITDA to net income (loss), and adjusted pro forma net income to net income (loss), the most directly comparable financial measures presented in accordance with GAAP.

26 | Shake Shack Inc. Form 10-Q

We continued to execute on our growth strategies in 2016 and the second quarter of 2016 was positively impacted by the following: (i) an approximate 1.5% menu price increase implemented in January 2016, (ii) menu innovation and positive mix shifts from the Chick'n Shack and the Bacon CheddarShack, and (iii) lower commodity prices, primarily in beef and dairy. Shack-level operating profit margins increased to 30.8% driven by these positive factors and improved leverage on fixed costs from the higher Shack sales.
Net income was $3.3 million, or $0.14 per diluted share, for the second quarter of 2016, compared to $1.1 million, or $0.08 per diluted share, for the same period last year. On an adjusted pro forma basis, which excludes certain non-recurring items and assumes that all outstanding LLC Interests were exchanged for shares of Class A common stock as of the beginning of the period, we would have recognized net income of $5.2 million, or $0.14 per fully exchanged and diluted share, for the second quarter of 2016 compared to $3.4 million, or $0.09 per fully exchanged and diluted share for the the second quarter of 2015, an increase of 51.9%.
FISCAL 2016 OUTLOOK

For the fiscal year ending December 28, 2016, we revised our financial outlook to the following:

	Current Outlook	Previous Outlook
Total revenue	$253 to $256 million	$245 to $249 million
Same-Shack sales growth (%)	4% to 5% increase	4% to 5% increase
Domestic company-operated Shack openings	18	16
Licensed Shack openings	7, net of one relocation	7
Labor and related expenses (as a percentage of total revenue) (basis points)	50 basis points of deleverage	75 to 100 basis points of deleverage
Adjusted pro forma effective tax rate (%)	40% to 41%	40% to 41%

Shake Shack Inc. Form 10-Q | 27

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the thirteen and twenty-six weeks ended June 29, 2016 and July 1, 2015:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	June 29, 2016		July 1, 2015		June 29, 2016		July 1, 2015
Shack sales	$64,406	96.9%	$46,583	96.1%	$116,559	96.6%	$82,630	95.8%
Licensing revenue	2,066	3.1%	1,867	3.9%	4,078	3.4%	3,628	4.2%
TOTAL REVENUE	66,472	100.0%	48,450	100.0%	120,637	100.0%	86,258	100.0%
Shack-level operating expenses(1):
Food and paper costs	18,104	28.1%	13,717	29.4%	33,136	28.4%	24,721	29.9%
Labor and related expenses	15,262	23.7%	11,168	24.0%	28,424	24.4%	20,269	24.5%
Other operating expenses	5,979	9.3%	3,723	8.0%	10,898	9.3%	7,203	8.7%
Occupancy and related expenses	5,209	8.1%	3,859	8.3%	9,532	8.2%	7,042	8.5%
General and administrative expenses	7,496	11.3%	6,052	12.5%	14,380	11.9%	24,437	28.3%
Depreciation expense	3,404	5.1%	2,447	5.1%	6,510	5.4%	4,638	5.4%
Pre-opening costs	2,085	3.1%	1,240	2.6%	4,110	3.4%	2,653	3.1%
TOTAL EXPENSES	57,539	86.6%	42,206	87.1%	106,990	88.7%	90,963	105.5%
OPERATING INCOME (LOSS)	8,933	13.4%	6,244	12.9%	13,647	11.3%	(4,705)	(5.5)%
Interest expense, net	68	0.1%	84	0.2%	132	0.1%	162	0.2%
INCOME (LOSS) BEFORE INCOME TAXES	8,865	13.3%	6,160	12.7%	13,515	11.2%	(4,867)	(5.6)%
Income tax expense	2,316	3.5%	1,015	2.1%	3,615	3.0%	1,248	1.4%
NET INCOME (LOSS)	6,549	9.9%	5,145	10.6%	9,900	8.2%	(6,115)	(7.1)%
Less: net income attributable to non-controlling interests	3,251	4.9%	4,027	8.3%	5,140	4.3%	5,435	6.3%
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$3,298	5.0%	$1,118	2.3%	$4,760	3.9%	$(11,550)	(13.4)%

(1)	As a percentage of Shack sales.
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
Shack sales were $64.4 million for the thirteen weeks ended June 29, 2016 compared to $46.6 million for the thirteen weeks ended July 1, 2015, an increase of $17.8 million or 38.3%. The growth in Shack sales was primarily driven by the opening of 14 new domestic company-operated Shacks between July 1, 2015 and June 29, 2016, as well as same-Shack sales growth of $1.3 million, or 4.5%. The increase in same-Shack sales is primarily due to increased guest traffic of 1.2% as well as a combined increase of 3.3% in price and sales mix. For purposes of calculating same-Shack sales growth, Shack sales for 23 Shacks were included in the comparable Shack base.

Shack sales were $116.6 million for the twenty-six weeks ended June 29, 2016 compared to $82.6 million for the twenty-six weeks ended July 1, 2015, an increase of $34.0 million or 41.1%. The increase is primarily due to the opening of 14 new domestic company-operated Shacks between July 1, 2015 and June 29, 2016, as well as same-Shack sales growth of $3.6 million, or 6.9%. The increase in same-Shack sales is primarily due to increased guest traffic of 3.9% as well as a combined increase of 3.0% in price

28 | Shake Shack Inc. Form 10-Q

and sales mix. For purposes of calculating same-Shack sales growth, Shack sales for 23 Shacks were included in the comparable Shack base.
Licensing Revenue
Licensing revenue is comprised of license fees, opening fees for certain licensed Shacks and territory fees. License fees are calculated as a percentage of sales and territory fees are payments for the exclusive right to develop Shacks in a specific geographic area.
Licensing revenue was $2.1 million for the thirteen weeks ended June 29, 2016 compared to $1.9 million for the thirteen weeks ended July 1, 2015, an increase of $0.2 million or 10.7%. Licensing revenue was $4.1 million for the twenty-six weeks ended June 29, 2016 compared to $3.6 million twenty-six weeks ended July 1, 2015, an increase of $0.5 million or 12.4%. The increases for the thirteen and twenty-six week periods were primarily driven by the opening of nine international licensed Shacks between July 1, 2015 and June 29, 2016.
Food and Paper Costs
Food and paper costs include the direct costs associated with food, beverage and packaging of our menu items. The components of food and paper costs are variable by nature, changing with sales volume, and are impacted by menu mix and fluctuations in commodity costs.
Food and paper costs were $18.1 million for the thirteen weeks ended June 29, 2016 compared to $13.7 million for the thirteen weeks ended July 1, 2015, an increase of $4.4 million or 32.0%. Food and paper costs were $33.1 million for the twenty-six weeks ended June 29, 2016 compared to $24.7 million twenty-six weeks ended July 1, 2015, an increase of $8.4 million or 34.0%. The increases for the thirteen and twenty-six week periods were primarily due to the opening of 14 new domestic company-operated Shacks between July 1, 2015 and June 29, 2016.
As a percentage of Shack sales, food and paper costs decreased to 28.1% and 28.4% for the thirteen and twenty-six weeks ended June 29, 2016, respectively, from 29.4% and 29.9% for the thirteen and twenty-six weeks ended July 1, 2015, respectively. These decreases were the result of menu price increases implemented in January 2016, lower commodity costs, primarily in beef and dairy, and to a lesser extent, efficiencies gained through supply chain enhancements, such as the restructuring of certain of our purchasing arrangements and better geographic diversification of our suppliers. These were partially offset by higher distribution costs associated with entering new markets.
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
Labor and related expenses were $15.3 million for the thirteen weeks ended June 29, 2016 compared to $11.2 million for the thirteen weeks ended July 1, 2015, an increase of $4.1 million or 36.7%. Labor and related expenses were $28.4 million for the twenty-six weeks ended June 29, 2016 compared to $20.3 million for the twenty-six weeks ended July 1, 2015, an increase of $8.1 million or 40.2%. These increases for the thirteen and twenty-six week periods were primarily due to the opening of 14 new domestic company-operated Shacks between July 1, 2015 and June 29, 2016.
As a percentage of Shack sales, labor and related expenses decreased to 23.7% and 24.4% for the thirteen and twenty-six weeks ended June 29, 2016, respectively, compared to 24.0% and 24.5% for the thirteen and twenty-six weeks ended July 1, 2015, respectively. The decreases for the thirteen and twenty-six week periods were primarily due to the benefit from higher Shack sales as well as lower expenses in certain areas, such as medical claims. Offsetting these, were increases in hourly labor expenses as a result of the company-wide increase to the starting wage of all hourly team members that we implemented in January 2016.
Other Operating Expenses

Other operating expenses consist of Shack-level marketing expenses, utilities, repair and maintenance costs, and other operating expenses incidental to operating our domestic company-operated Shacks, such as non-perishable supplies, credit card fees and property insurance..

Shake Shack Inc. Form 10-Q | 29

Other operating expenses were $6.0 million for the thirteen weeks ended June 29, 2016 compared to $3.7 million for the thirteen weeks ended July 1, 2015, an increase of $2.3 million or 60.6%. Other operating expenses were $10.9 million for the twenty-six weeks ended June 29, 2016 compared to $7.2 million for the twenty-six weeks ended July 1, 2015, an increase of $3.7 million or 51.3%. The increases for the thirteen and twenty-six week periods were primarily due to the opening of 14 new domestic company-operated Shacks between July 1, 2015 and June 29, 2016.
As a percentage of Shack sales, other operating expenses increased to 9.3% for both the thirteen and twenty-six weeks ended June 29, 2016, respectively, compared to 8.0% and 8.7% for the thirteen and twenty-six weeks ended July 1, 2015, respectively. The increase was primarily due to higher repair and maintenance costs as our base of mature Shacks has grown.
Occupancy and Related Expenses
Occupancy and related expenses consist of Shack-level occupancy expenses (including rent, common area expenses and certain local taxes), excluding pre-opening costs, which are recorded separately.
Occupancy and related expenses were $5.2 million for the thirteen weeks ended June 29, 2016 compared to $3.9 million for the thirteen weeks ended July 1, 2015, an increase of $1.3 million or 35.0%. Occupancy and related expenses were $9.5 million for the twenty-six weeks ended June 29, 2016 compared to $7.0 million or the twenty-six weeks ended July 1, 2015, an increase of $2.5 million or 35.4%. The increases for the thirteen and twenty-six week periods were primarily due to the opening of 14 new domestic company-operated Shacks between July 1, 2015 and June 29, 2016.
As a percentage of Shack sales, occupancy and related expenses decreased to 8.1% and 8.2% for the thirteen and twenty-six weeks ended June 29, 2016, respectively, compared to 8.3% and 8.5% for the thirteen and twenty-six weeks ended July 1, 2015, respectively. The decreases were primarily due to increased amounts of amortization of tenant improvement allowances as well as the benefit from higher Shack sales.
General and Administrative Expenses
General and administrative expenses consist of costs associated with corporate and administrative functions that support Shack development and operations, as well as equity-based compensation expense.
General and administrative expenses were $7.5 million for the thirteen weeks ended June 29, 2016 compared to $6.1 million for the thirteen weeks ended July 1, 2015, an increase of $1.4 million or 23.9%. The increase was primarily driven by higher consulting fees related to maintaining our complex organizational structure as well as incremental costs associated with our first annual shareholders' meeting. As a percentage of total revenue, general and administrative expenses decreased to 11.3% for the thirteen weeks ended June 29, 2016 from 12.5% for the thirteen weeks ended July 1, 2015. This decrease was primarily due to the increased levels of Shack sales.
General and administrative expenses were $14.4 million for the twenty-six weeks ended June 29, 2016 compared to $24.4 million for the twenty-six weeks ended July 1, 2015, a decrease of $10.0 million or 41.2%. As a percentage of total revenue, general and administrative expenses decreased to 11.9% for the twenty-six weeks ended June 29, 2016 compared to 28.3% for the twenty-six weeks ended July 1, 2015. This decrease was primarily due to IPO-related expenses incurred in the prior year for which none were incurred in the current year, including $12.8 million of non-recurring compensation expenses incurred in connection with the vesting of equity awards upon consummation of our IPO and $0.6 million of other IPO-related expenses. These were partially offset by the aforementioned increases in consulting fees and annual meeting costs.
Depreciation Expense
Depreciation expense consists of the depreciation of fixed assets, including leasehold improvements and equipment.
Depreciation expense was $3.4 million for the thirteen weeks ended June 29, 2016 compared to $2.4 million for the thirteen weeks ended July 1, 2015, an increase of $1.0 million or 39.1%. Depreciation expense was $6.5 million for the twenty-six weeks ended June 29, 2016 compared to $4.6 million for the twenty-six weeks ended July 1, 2015, an increase of $1.9 million or 40.4%. The increases for the thirteen and twenty-six week periods were due primarily to incremental depreciation of property and equipment related to the opening of 14 new domestic company-operated Shacks between July 1, 2015 and June 29, 2016.

30 | Shake Shack Inc. Form 10-Q

As a percentage of total revenue, depreciation expense remained constant at 5.1% and 5.4% for the thirteen and twenty-six weeks ended June 29, 2016, respectively, compared to 5.1% and 5.4% for the thirteen and twenty-six weeks ended July 1, 2015, respectively.
Pre-Opening Costs
Pre-opening costs consist primarily of legal fees, rent, managers' salaries, training costs, employee payroll and related expenses, costs to relocate and compensate Shack management teams prior to an opening and wages, as well as travel and lodging costs for our opening training team. All such costs incurred prior to the opening of a domestic company-operated Shack are expensed in the period in which the expense was incurred. Pre-opening costs can fluctuate significantly from period to period, based on the number and timing of domestic company-operated Shack openings and the specific pre-opening costs incurred for each domestic company-operated Shack. Additionally, domestic company-operated Shack openings in new geographic market areas will initially experience higher pre-opening costs than our established geographic market areas, such as the New York City metropolitan area, where we have greater economies of scale and incur lower travel and lodging costs for our training team.
Pre-opening costs were $2.1 million for the thirteen weeks ended June 29, 2016, compared to $1.2 million for the thirteen weeks ended July 1, 2015, an increase of $0.9 million or 68.1%. Pre-opening costs were $4.1 million for the twenty-six weeks ended June 29, 2016 compared to $2.7 million for the twenty-six weeks ended July 1, 2015, an increase of $1.4 million or 54.9%. The variances for the thirteen and twenty-six week periods were due to the timing and total number of new domestic company-operated Shacks expected to open as well as an increase in the number of Shacks opened in new geographic markets.
Interest Expense, Net
Interest expense primarily consists of amortization of deferred financing costs and interest on our Revolving Credit Facility, as well as imputed interest on deferred compensation, offset by interest income related to our available-for-sale securities.
For all periods presented, net interest expense was not material.
Income Tax Expense
Income tax expense was $2.3 million for the thirteen weeks ended June 29, 2016 compared to $1.0 million for the thirteen weeks ended July 1, 2015. Our effective income tax rate increased to 26.1% for the thirteen weeks ended June 29, 2016 from 16.5% for the thirteen weeks ended July 1, 2015.
Income tax expense was $3.6 million for the twenty-six weeks ended June 29, 2016 compared to $1.2 million for the twenty-six weeks ended July 1, 2015. Our effective income tax rate increased to 26.7% for the twenty-six weeks ended June 29, 2016 from (25.6)% for the twenty-six weeks ended July 1, 2015.
As a result of the IPO and certain organizational transactions completed in connection with our IPO, we became the sole managing member of SSE Holdings, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, SSE Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by SSE Holdings is passed through to and included in the taxable income or loss of its members, including us, on a pro rata basis. We are subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income or loss generated by SSE Holdings. As the majority of the pre-tax loss for the twenty-six weeks ended July 1, 2015 was generated in the period prior to the organizational transactions completed in connection with the IPO, and prior to our becoming a member of SSE Holdings, we are not entitled to any tax benefits related to those losses. We recognized tax expense on our allocable share of the pre-tax income generated in the period subsequent to becoming a member of SSE Holdings, which resulted in a negative effective tax rate when compared to our consolidated pre-tax loss.
Additionally, as our ownership interest in SSE Holdings increases, our share of the taxable income of SSE Holdings will also increase. When compared to consolidated pre-tax income, this will result in increases to our effective income tax rate. Our weighted-average ownership interest in SSE Holdings was 62.1% and 33.3% for the thirteen weeks ended June 29, 2016 and July 1, 2015, respectively. This increase in ownership interest was the primary driver for the increase in our effective income tax rate for the thirteen week period.

Shake Shack Inc. Form 10-Q | 31

Net Income Attributable to Non-Controlling Interests
We are the sole managing member of SSE Holdings and have the sole voting power in, and control the management of, SSE Holdings. Accordingly, we consolidate the financial results of SSE Holdings and reporting a non-controlling interest on our Consolidated Statements of Income, representing the portion of net income attributable to the other members of SSE Holdings. The LLC Agreement of SSE Holdings provides that holders of LLC Interests may, from time to time, require SSE Holdings to redeem all or a portion of their LLC Interests for newly-issued shares of Class A common stock on a one-for-one basis. In connection with any redemption or exchange, we will receive a corresponding number of LLC Interests, increasing our total ownership interest in SSE Holdings. The weighted average ownership percentages for the applicable reporting periods are used to attribute net income and other comprehensive income to Shake Shack Inc. and the non-controlling interest holders.
Net income attributable to non-controlling interests was $3.3 million for the thirteen weeks ended June 29, 2016 compared to $4.0 million for the thirteen weeks ended July 1, 2015, a decrease of $0.7 million or 19.3%. This decrease was primarily driven by an increase in our weighted-average ownership interest in SSE Holdings from 33.3% for the thirteen weeks ended July 1, 2015 to 62.1% for the thirteen weeks ended June 29, 2016, as result of redemptions of LLC Interests.
Net income attributable to non-controlling interests was $5.1 million for the twenty-six ended June 29, 2016 compared to $5.4 million for the twenty-six weeks ended July 1, 2015, a decrease of $0.3 million or 5.4%. This decrease was primarily driven by an increase in our weighted-average ownership interest in SSE Holdings for the twenty-six week period. In the prior year, our weighted-average ownership interest in SSE Holdings was 33.3% for the period subsequent to the IPO and the organizational transactions completed in connection with our IPO through July 1, 2015, compared to 59.1% for the twenty-six weeks ended June 29, 2016, as result of redemptions of LLC Interests. Additionally, as the non-recurring compensation expenses and other IPO-related expenses were incurred in the period prior to the IPO, no portion of these expenses were attributed to the non-controlling interest holders. As a result, the net income attributable to non-controlling interests is significantly higher than the consolidated net income for the prior year period.

32 | Shake Shack Inc. Form 10-Q

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 29 2016	July 1 2015	June 29 2016	July 1 2015
Shack-level operating profit	$19,852	$14,116	$34,569	$23,395
Add:
Licensing revenue	2,066	1,867	4,078	3,628
Less:
General and administrative expenses	7,496	6,052	14,380	24,437
Depreciation expense	3,404	2,447	6,510	4,638
Pre-opening costs	2,085	1,240	4,110	2,653
Operating income (loss)	$8,933	$6,244	$13,647	$(4,705)

Total revenue	$66,472	$48,450	$120,637	$86,258
Less: licensing revenue	2,066	1,867	4,078	3,628
Shack sales	$64,406	$46,583	$116,559	$82,630

Shack-level operating profit margin	30.8%	30.3%	29.7%	28.3%

Shake Shack Inc. Form 10-Q | 33

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	June 29 2016	July 1 2015	June 29 2016	July 1 2015
Net income (loss)	$6,549	$5,145	$9,900	$(6,115)
Depreciation expense	3,404	2,447	6,510	4,638
Interest expense, net	68	84	132	162
Income tax expense	2,316	1,015	3,615	1,248
EBITDA	12,337	8,691	20,157	(67)

Equity-based compensation(1)	1,210	1,178	2,240	1,970
Pre-opening costs(2)	1,405	927	2,768	1,882
Deferred rent(3)	657	413	1,247	969
Non-recurring compensation expenses related to the IPO(4)	—	—	—	12,818
IPO-related expenses(5)	—	—	—	635
ADJUSTED EBITDA	$15,609	$11,209	$26,412	$18,207

(1)	Represents non-cash equity-based compensation expense and relate solely to stock options and performance stock units granted subsequent to the Company's IPO.

(2)	Non-capital expenditures associated with opening new Shacks exclusive of deferred rent incurred prior to opening.

(3)	Reflects the extent to which our rent expense is greater than or less than our cash rent payments.

(4)
Non-recurring compensation expense incurred in connection with our IPO. Includes expense recognized upon settlement of outstanding unit appreciation rights, the related employer withholding taxes and the accelerated vesting of outstanding restricted Class B units.

(5)	Costs incurred in connection with our IPO, including legal, accounting and other related expenses.

34 | Shake Shack Inc. Form 10-Q

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands, except per share amounts)	June 29 2016	July 1 2015	June 29 2016	July 1 2015
Numerator:
Net income (loss) attributable to Shake Shack Inc.	$3,298	$1,118	$4,760	$(11,550)
Adjustments:
Reallocation of net income attributable to non-controlling interests from the assumed exchange of LLC Interests(1)	3,251	4,027	5,140	5,435
Non-recurring compensation expenses incurred in connection with the IPO(2)	—	—	—	12,818
IPO-related expenses(3)	—	—	—	635
Income tax expense(4)	(1,310)	(1,696)	(1,853)	(2,579)
Adjusted pro forma net income	$5,239	$3,449	$8,047	$4,759

Denominator:
Weighted-average shares of Class A common stock outstanding—diluted	23,050	13,339	21,931	12,006
Adjustments:
Assumed exchange of LLC Interests for shares of Class A common stock(1)	13,748	24,192	14,824	24,192
Dilutive effect of stock options	—	—	—	1,093
Adjusted pro forma fully exchanged weighted-average shares of Class A common stock outstanding—diluted	36,798	37,531	36,755	37,291

Adjusted pro forma earnings per fully exchanged share—diluted	$0.14	$0.09	$0.22	$0.13

(1)
Assumes the exchange of all outstanding LLC Interests for shares of Class A common stock, resulting in the elimination of the non-controlling interests and recognition of the net income attributable to non-controlling interests.

(2)
Non-recurring compensation expense incurred in connection with our IPO. Includes expense recognized upon settlement of outstanding unit appreciation rights, the related employer withholding taxes and the accelerated vesting of outstanding restricted Class B units.

(3)	Costs incurred in connection with our IPO, including legal, accounting and other related expenses.

(4)
Represents the tax effect of the aforementioned adjustments and pro forma adjustments to reflect corporate income taxes at assumed effective tax rates of 40.9% and 40.5% for the thirteen and twenty-six weeks ended June 29, 2016, respectively, and 44.0% and 44.6% for the and thirteen and twenty-six weeks ended July 1, 2015, respectively. Amounts include provisions for U.S. federal and state income taxes, certain LLC entity-level taxes and foreign withholding taxes, assuming the highest statutory rates apportioned to each applicable state, local and foreign jurisdiction.

Shake Shack Inc. Form 10-Q | 35

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Our primary sources of liquidity are cash from operations, cash on hand, and availability under our Revolving Credit Facility. As of June 29, 2016, we maintained a cash balance of $68.4 million and had $19.9 million of availability under our Revolving Credit Facility.
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
In addition, we are obligated to make payments under the Tax Receivable Agreement. As of June 29, 2016, such obligations totaled $238.5 million. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. Although the amount of any payments that must be made under the Tax Receivable Agreement may be significant, the timing of these payments will vary and will generally be limited to one payment per member per year. The amount of such payments are also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us or to SSE Holdings, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
We believe that cash provided by operating activities, cash on hand and availability under the Revolving Credit Facility will be sufficient to fund our operating lease obligations, capital expenditures and working capital needs for at least the next 12 months and the foreseeable future.
Summary of Cash Flows
The following table presents a summary of our cash flows from operating, investing and financing activities.

	Twenty-Six Weeks Ended
(in thousands)	June 29 2016	July 1 2015
Net cash provided by operating activities	$24,436	$17,632
Net cash used in investing activities	(26,604)	(16,929)
Net cash provided by (used in) financing activities	(310)	61,539
Increase (decrease) in cash	(2,478)	62,242
Cash at beginning of period	70,849	2,677
Cash at end of period	$68,371	$64,919
Operating Activities
For the twenty-six weeks ended June 29, 2016 net cash provided by operating activities was $24.4 million compared to $17.6 million for the twenty-six weeks ended July 1, 2015, an increase of $6.8 million. This increase was primarily driven by the opening of 14 new domestic company-operated Shacks.
Investing Activities
For the twenty-six weeks ended June 29, 2016 net cash used in investing activities was $26.6 million compared to $16.9 million for the twenty-six weeks ended July 1, 2015, an increase of $9.7 million. This increase was due to the timing of capital expenditures to construct new domestic company-operated Shacks and, to a lesser extent, higher capital expenditures related to remodels and replacement equipment as our base of mature Shacks has grown.

36 | Shake Shack Inc. Form 10-Q

Financing Activities
For the twenty-six weeks ended June 29, 2016, net cash used in financing activities was $0.3 million compared to net cash provided by financing activities of $61.5 million for the twenty-six weeks ended July 1, 2015, a decrease of $61.8 million. This decrease is primarily due to $109.4 million of net proceeds received from the IPO in the prior year, as well as decreases in payments on the Revolving Credit Facility of $36.0 million and member distributions of $9.5 million. These decreases were offset by $1.6 million in proceeds from employee stock option exercises.
Revolving Credit Facility
We maintain a Revolving Credit Facility that provides for a revolving total commitment amount of $50.0 million, of which $20.0 million is available immediately. The Revolving Credit Facility will mature and all amounts outstanding will be due and payable in February 2020. The Revolving Credit Facility permits the issuance of letters of credit upon our request of up to $10.0 million. Borrowings under the Revolving Credit Facility bear interest at either: (i) LIBOR plus a percentage ranging from 2.3% to 3.3% or (ii) the prime rate plus a percentage ranging from 0.0% to 0.8%, depending on the type of borrowing made under the Revolving Credit Facility. As of June 29, 2016, there were no amounts outstanding under the Revolving Credit Facility. We had $19.9 million of availability, as of June 29, 2016, after giving effect to $0.1 million in outstanding letters of credit.
The Revolving Credit Facility is secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' wholly-owned domestic subsidiaries (with certain exceptions).
The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability to, subject to specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; pay dividends or make distributions; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the Revolving Credit Facility contains certain cross-default provisions. We are required to maintain a specified consolidated fixed-charge coverage ratio and a specified funded net debt to adjusted EBITDA ratio, both as defined under the Revolving Credit Facility. As of June 29, 2016, we were in compliance with all covenants.
During the thirteen weeks ended June 29, 2016, we failed to furnish audited financial statements of SSE Holdings, as required under the Revolving Credit Facility if certain financial tests are not met. As a result, we were considered to be in default. In May 2016, we obtained a waiver for the covenant violation. As no amounts were outstanding at the time of the default, there was no impact to our consolidated financial statements. Additionally, the Revolving Credit Facility was subsequently amended to remove this requirement.
CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2015, other than those made in the ordinary course of business.
OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes to our off-balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2015.

Shake Shack Inc. Form 10-Q | 37

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

38 | Shake Shack Inc. Form 10-Q

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Shake Shack Inc. Form 10-Q | 39

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

40 | Shake Shack Inc. Form 10-Q

Item 6. Exhibits.

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Shake Shack Inc., effective February 4, 2015	8-K	3.1	2/10/2015
3.2	Amended and Restated Bylaws of Shack Shake Inc., dated February 4, 2015	8-K	3.2	2/10/2015
4.1	Form of Class A Common Stock Certificate	S-1/A	4.1	1/28/2015
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				#
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*

#	Furnished herewith.

Shake Shack Inc. Form 10-Q | 41

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shake Shack Inc.
(Registrant)

Date: August 11, 2016	By:	/s/ Randy Garutti
Randy Garutti
Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: August 11, 2016	By:	/s/ Jeff Uttz
Jeff Uttz
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

42 | Shake Shack Inc. Form 10-Q