Form 10-Q
period 2016-09-28
Shake Shack Inc.
filed 2016-11-10
CIK 1620533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of November 2, 2016, there were 24,921,902 shares of Class A common stock outstanding and 11,432,080 shares of Class B common stock outstanding.

SHAKE SHACK INC.

Cautionary Note Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), which are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different. All statements other than statements of historical fact are forward-looking statements. Many of the forward-looking statements are located in Part I, Item 2 of this Form 10-Q under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements discuss our current expectations and projections relating to our financial position, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "aim," "anticipate," "believe," "estimate," "expect," "forecast," "outlook," "potential," "project," "projection," "plan," "intend," "seek," "may," "could," "would," "will," "should," "can," "can have," "likely," the negatives thereof and other similar expressions.
While we believe that our assumptions are reasonable, it is very difficult to predict the impact of known factors, and it is impossible to anticipate all factors that could affect our actual results. All forward-looking statements are expressly qualified in their entirety by these cautionary statements, except that the safe harbor provisions of the PSLRA do not apply to any forward-looking statements relating to the operations of any of our partnerships or limited liability companies. You should evaluate all forward-looking statements made in this Form 10-Q in the context of the risks and uncertainties disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2015 and subsequent Quarterly Reports on Form 10-Q filed with the U.S. Securities and Exchange Commission (the "SEC") under the heading "Risk Factors."
The forward-looking statements included in this Form 10-Q are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Shake Shack Inc. Form 10-Q | 1

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).

2 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	September 28 2016	December 30 2015
ASSETS
Current assets:
Cash and cash equivalents	$12,227	$70,849
Marketable securities	61,348	275
Accounts receivable	4,488	4,217
Inventories	828	543
Prepaid expenses and other current assets	3,057	3,050
Total current assets	81,948	78,934
Property and equipment, net	123,073	93,041
Deferred income taxes, net	301,654	201,957
Other assets	5,269	5,615
TOTAL ASSETS	$511,944	$379,547
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,845	$6,786
Accrued expenses	8,228	6,801
Accrued wages and related liabilities	5,311	5,804
Other current liabilities	6,741	4,614
Total current liabilities	26,125	24,005
Note payable	—	313
Deferred rent	28,363	22,927
Liabilities under tax receivable agreement, net of current portion	261,902	170,933
Other long-term liabilities	4,132	4,350
Total liabilities	320,522	222,528
Commitments and contingencies
Stockholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of September 28, 2016 and December 30, 2015.	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 24,597,759 and 19,789,259 shares issued and outstanding as of September 28, 2016 and December 30, 2015, respectively.	25	20
Class B common stock, $0.001 par value—35,000,000 shares authorized; 11,754,078 and 16,460,741 shares issued and outstanding as of September 28, 2016 and December 30, 2015, respectively.	11	16
Additional paid-in capital	129,650	96,311
Retained earnings	12,799	4,273
Accumulated other comprehensive loss	(15)	(5)
Total stockholders' equity attributable to Shake Shack Inc.	142,470	100,615
Non-controlling interests	48,952	56,404
Total equity	191,422	157,019
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$511,944	$379,547
See accompanying Notes to Condensed Consolidated Financial Statements.

Shake Shack Inc. Form 10-Q | 3

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(in thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28 2016	September 30 2015	September 28 2016	September 30 2015
Shack sales	$71,871	$51,275	$188,430	$133,905
Licensing revenue	2,696	1,998	6,774	5,626
TOTAL REVENUE	74,567	53,273	195,204	139,531
Shack-level operating expenses:
Food and paper costs	20,393	14,929	53,529	39,650
Labor and related expenses	18,216	12,176	46,640	32,445
Other operating expenses	6,577	4,376	17,475	11,579
Occupancy and related expenses	6,009	4,206	15,541	11,248
General and administrative expenses	7,885	5,728	22,265	30,165
Depreciation expense	3,719	2,636	10,229	7,274
Pre-opening costs	2,598	1,401	6,708	4,054
Loss on disposal of property and equipment	—	17	—	17
TOTAL EXPENSES	65,397	45,469	172,387	136,432
OPERATING INCOME	9,170	7,804	22,817	3,099
Other income, net	151	—	197	—
Interest expense	(89)	(83)	(267)	(245)
INCOME BEFORE INCOME TAXES	9,232	7,721	22,747	2,854
Income tax expense	2,443	1,528	6,058	2,776
NET INCOME	6,789	6,193	16,689	78
Less: net income attributable to non-controlling interests	3,023	4,665	8,163	10,100
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$3,766	$1,528	$8,526	$(10,022)
Earnings (loss) per share of Class A common stock:
Basic	$0.16	$0.11	$0.38	$(0.80)
Diluted	$0.15	$0.10	$0.37	$(0.80)
Weighted-average shares of Class A common stock outstanding:
Basic	24,023	13,757	22,310	12,590
Diluted	24,554	14,785	22,805	12,590
See accompanying Notes to Condensed Consolidated Financial Statements.

4 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28 2016	September 30 2015	September 28 2016	September 30 2015
Net income	$6,789	$6,193	$16,689	$78
Other comprehensive (loss), net of tax:
Available-for-sale securities(1):
Change in net unrealized holding (losses)	(11)	—	(19)	—
Less: reclassification adjustments for net realized losses included in net income	3	—	3	—
Net change	(8)	—	(16)	—
OTHER COMPREHENSIVE (LOSS)	(8)	—	(16)	—
COMPREHENSIVE INCOME	6,781	6,193	16,673	78
Less: comprehensive income attributable to non-controlling interests	3,020	4,665	8,157	10,100
COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAKE SHACK INC.	$3,761	$1,528	$8,516	$(10,022)
(1) Net of tax benefit of $0 for the thirteen and thirty-nine weeks ended September 28, 2016 and September 30, 2015.
See accompanying Notes to Condensed Consolidated Financial Statements.

Shake Shack Inc. Form 10-Q | 5

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 30, 2015	19,789,259	$20	16,460,741	$16	$96,311	$4,273	$(5)	$56,404	$157,019
Net income						8,526		8,163	16,689
Other comprehensive loss:
Net unrealized losses related to available-for-sale securities							(10)	(6)	(16)
Equity-based compensation					3,924				3,924
Stock option exercises	101,837	—			390			1,682	2,072
Income tax effect of stock compensation plans					31			4	35
Redemption of LLC Interests	4,706,663	5	(4,706,663)	(5)	15,086			(15,086)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					13,908				13,908
Distributions paid and payable to non-controlling interest holders								(2,209)	(2,209)
BALANCE, SEPTEMBER 28, 2016	24,597,759	$25	11,754,078	$11	$129,650	$12,799	$(15)	$48,952	$191,422
See accompanying Notes to Condensed Consolidated Financial Statements.

6 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Thirty-Nine Weeks Ended
	September 28 2016	September 30 2015
OPERATING ACTIVITIES
Net income (including amounts attributable to non-controlling interests)	$16,689	$78
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	10,229	7,274
Equity-based compensation	3,817	15,509
Deferred income taxes	121	—
Non-cash interest expense	211	203
Excess tax benefits on equity-based compensation	(35)	—
Loss on sale of marketable securities	3	—
Loss on disposal of property and equipment	—	17
Changes in operating assets and liabilities:
Accounts receivable	1,365	143
Inventories	(285)	(78)
Prepaid expenses and other current assets	196	(802)
Other assets	(768)	1,431
Accounts payable	(53)	(240)
Accrued expenses	4,503	1,260
Accrued wages and related liabilities	(493)	2,342
Other current liabilities	1,448	421
Deferred rent	3,863	3,717
Other long-term liabilities	(289)	(332)
NET CASH PROVIDED BY OPERATING ACTIVITIES	40,522	30,943
INVESTING ACTIVITIES
Purchases of property and equipment	(39,268)	(25,327)
Purchases of marketable securities	(60,566)	—
Sales of marketable securities	498	—
NET CASH USED IN INVESTING ACTIVITIES	(99,336)	(25,327)
FINANCING ACTIVITIES
Payments on promissory note	(313)	—
Proceeds from revolving credit facility	—	4,000
Payments on revolving credit facility	—	(36,000)
Deferred financing costs	—	(103)
Proceeds from issuance of Class A common stock sold in initial public offering, net of underwriting discounts, commissions and offering costs	—	109,362
Proceeds from issuance of Class B common stock	—	30
Distributions paid to non-controlling interest holders	(1,602)	—
Distributions paid to members prior to the initial public offering	—	(11,125)
Proceeds from stock option exercises	2,072	—
Employee withholding taxes related to net settled equity awards	—	(4,636)
Excess tax benefits from equity-based compensation	35	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	192	61,528
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(58,622)	67,144
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	70,849	2,677
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,227	$69,821
See accompanying Notes to Condensed Consolidated Financial Statements.

Shake Shack Inc. Form 10-Q | 7

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

8 | Shake Shack Inc. Form 10-Q

NOTE 1: NATURE OF OPERATIONS

Shake Shack Inc. ("we," "us," "our," "Shake Shack" and the "Company") was formed on September 23, 2014 as a Delaware corporation for the purpose of facilitating an initial public offering and other related transactions in order to carry on the business of SSE Holdings, LLC and its subsidiaries ("SSE Holdings"). On February 4, 2015, we completed an initial public offering ("IPO") of 5,750,000 shares of our Class A common stock at a public offering price of $21.00 per share. We used the net proceeds from the IPO to purchase newly-issued membership interests from SSE Holdings ("LLC Interests"). Following the organizational transactions completed in connection with the IPO, we became the sole managing member of SSE Holdings. As sole managing member, we operate and control all of the business and affairs of SSE Holdings and, as a result, consolidate the financial results of SSE Holdings. We report a non-controlling interest representing the economic interest in SSE Holdings held by the other members of SSE Holdings. As of September 28, 2016 we owned 67.7% of SSE Holdings. Unless the context otherwise requires, "we," "us," "our," "Shake Shack," the "Company," and other similar references, refer to Shake Shack Inc. and, unless otherwise stated, all of its subsidiaries, including SSE Holdings.
We operate and license Shake Shack restaurants ("Shacks"), which serve hamburgers, hot dogs, crinkle-cut fries, shakes, frozen custard, beer, wine and more. As of September 28, 2016, there were 105 Shacks in operation, system-wide, of which 58 were domestic company-operated Shacks, six were domestic licensed Shacks and 41 were international licensed Shacks.
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
In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-02, Amendments to the Consolidation Analysis ("ASU 2015-02"). ASU 2015-02 amended the existing guidance to, among other things, modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, and eliminate the presumption that a general partner should consolidate a limited partnership. We adopted ASU 2015-02 on December 31, 2015. Prior to the adoption of ASU 2015-02, we consolidated SSE Holdings as a voting interest entity. Pursuant to the provisions of ASU 2015-02, SSE Holdings is now considered a VIE. Shake Shack Inc. is the primary beneficiary as we have the majority economic interest in SSE Holdings and, as the sole managing member, have decision making authority that significantly affects the economic performance of the entity, while the limited partners have no substantive kick-out or participating rights. As a result, we will continue to consolidate SSE Holdings. The assets and liabilities of SSE Holdings represent substantially all of our consolidated assets and liabilities with the exception of certain deferred taxes and liabilities under the Tax Receivable Agreement. As of September 28, 2016 and December 30, 2015, the net assets of SSE Holdings were $151,500 and $124,214, respectively. The assets of SSE Holdings are subject to certain restrictions in SSE Holdings' revolving credit agreements. See Note 7 for more information.

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
Recently Issued Accounting Pronouncements
In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Payments ("ASU 2016-15"). ASU 2016-15 provides guidance on eight specific cash flow issues with the objective of reducing diversity in practice. ASU 2016-15 is effective for reporting periods beginning after December 15, 2017 and is to be applied retrospectively to each period presented. Early adoption is permitted. We are currently evaluating the impact ASU 2016-15 will have on our consolidated financial statements.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies certain aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU 2016-09 is effective for reporting periods beginning after December 15, 2016 and can be applied either retrospectively or prospectively. Early adoption is permitted. We are currently evaluating the impact ASU 2016-09 will have on our consolidated financial statements.
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

10 | Shake Shack Inc. Form 10-Q

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 establishes a new lease accounting model, that, for many companies, eliminates the concept of operating leases and requires entities to record assets and liabilities related to leases on the balance sheet for certain types of leases. ASU 2016-02 is effective for reporting periods beginning after December 15, 2018 and requires the entity to apply a modified retrospective transition method for existing leases subject to certain transition relief. Early adoption will be permitted for all entities. We are currently evaluating the impact ASU 2016-02 will have on our consolidated financial statements.
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

Shake Shack Inc. Form 10-Q | 11

NOTE 3: FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis as of September 28, 2016 and December 30, 2015, and indicate the classification within the fair value hierarchy.
Cash, Cash Equivalents and Marketable Securities
The following tables summarize our cash, cash equivalents and marketable securities by significant investment categories as of September 28, 2016 and December 30, 2015:

	September 28, 2016
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$7,111	$—	$—	$7,111	$7,111	$—
Level 1:
Money market funds	5,116	—	—	5,116	5,116	—
Mutual funds	60,083	—	—	60,083	—	60,083
Level 2:
Corporate debt securities(1)	2,428	3	(30)	2,401	—	2,401
Total	$74,738	$3	$(30)	$74,711	$12,227	$62,484

	December 30, 2015
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$70,816	$—	$—	$70,816	$70,816	$—
Level 1:
Money market funds	33	—	—	33	33	—
Level 2:
Corporate debt securities(1)	2,397	1	(12)	2,386	—	2,386
Total	$73,246	$1	$(12)	$73,235	$70,849	$2,386

(1)
The fair value of marketable securities with contractual maturity dates within one year are included in marketable securities and those with contractual maturity dates greater than one year are included in other assets on the Condensed Consolidated Balance Sheets. Corporate debt securities were measured at fair value using a market approach utilizing observable prices for identical securities or securities with similar characteristics and inputs that are observable or can be corroborated by observable market data.

The gross aggregate fair value of investments in an unrealized loss position as of September 28, 2016 was $1,526. All investments that were in an unrealized loss position as of September 28, 2016 have been in a continuous loss position for less than 12 months. Net unrealized losses on available-for-sale securities totaling $27 were included in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheet as of September 28, 2016. There were no unrealized gains or losses on available-for-sale securities for the thirty-nine weeks ended September 30, 2015.

12 | Shake Shack Inc. Form 10-Q

A summary of other income from available-for-sale securities recognized during the thirteen and thirty-nine weeks ended September 28, 2016 and September 30, 2015 is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28 2016	September 30 2015	September 28 2016	September 30 2015
Available-for-sale securities:
Dividend income	$133	$—	$133	$—
Interest income	22	—	68	—
Loss on investments	(4)	—	(4)	—
Total other income, net	$151	$—	$197	$—
A summary of available-for-sale securities sold and gross realized gains and losses recognized during the thirteen and thirty-nine weeks ended September 28, 2016 and September 30, 2015 is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28 2016	September 30 2015	September 28 2016	September 30 2015
Available-for-sale securities:
Gross proceeds from sales and redemptions	$176	$—	$498	$—
Cost basis of sales and redemptions	180	—	502	—
Gross realized gains included in net income	—	—	1	—
Gross realized losses included in net income	(4)	—	(5)	—
Amounts reclassified out of accumulated other comprehensive loss	3	—	3	—
Realized gains and losses are determined on a specific identification method and are included in other income,net on the Condensed Consolidated Statements of Income (Loss).
The following table summarizes, by contractual maturity date, the estimated fair value of our investments in marketable debt securities that are accounted for as available-for-sale securities:

September 28 2016
Due within one year	$1,265
Due after one year through 5 years	1,136
Due after 5 years through 10 years	—
Due after 10 years	—
Total	$2,401
We periodically review our marketable securities for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For our debt securities, we also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. As of September 28, 2016 and December 30, 2015, the declines in the market value of our marketable securities investment portfolio were considered to be temporary in nature.
Other Financial Instruments
The carrying value of our other financial instruments, including accounts receivable, accounts payable, and accrued expenses as of September 28, 2016 and December 30, 2015 approximated their fair value due to the short-term nature of these financial instruments.

Shake Shack Inc. Form 10-Q | 13

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets and liabilities that are measured at fair value on a non-recurring basis include our long-lived assets and indefinite-lived intangible assets. There were no impairments recognized during the thirteen and thirty-nine weeks ended September 28, 2016 and September 30, 2015.
NOTE 4: INVENTORIES

Inventories as of September 28, 2016 and December 30, 2015 consisted of the following:

	September 28 2016	December 30 2015
Food	$580	$328
Wine	38	30
Beer	51	46
Beverages	84	57
Retail merchandise	75	82
Inventories	$828	$543
NOTE 5: PROPERTY AND EQUIPMENT

Property and equipment as of September 28, 2016 and December 30, 2015 consisted of the following:

	September 28 2016	December 30 2015
Leasehold improvements	$110,550	$82,904
Equipment	22,072	16,903
Furniture and fixtures	6,735	4,965
Computer equipment and software	7,094	5,197
Construction in progress	10,370	6,591
Property and equipment, gross	156,821	116,560
Less: accumulated depreciation	33,748	23,519
Property and equipment, net	$123,073	$93,041

14 | Shake Shack Inc. Form 10-Q

NOTE 6: SUPPLEMENTAL BALANCE SHEET INFORMATION

The components of other current liabilities as of September 28, 2016 and December 30, 2015 are as follows:

	September 28 2016	December 30 2015
Sales tax payable	$1,355	$1,073
Current portion of liabilities under tax receivable agreement	1,979	2,157
Gift card liability	816	833
Other	2,591	551
Other current liabilities	$6,741	$4,614
NOTE 7: DEBT

In January 2015, we executed a Third Amended and Restated Credit Agreement, which became effective on February 4, 2015 (together with the prior agreements and amendments, and as further amended, the "Revolving Credit Facility"), which provides for a revolving total commitment amount of $50,000, of which $20,000 is available immediately. The Revolving Credit Facility will mature and all amounts outstanding will be due and payable five years from the effective date. The Revolving Credit Facility permits the issuance of letters of credit upon our request of up to $10,000. In May 2016, the Revolving Credit Facility was amended to, among other things, lower the borrowing rates. Borrowings under the Revolving Credit Facility bear interest at either: (i) LIBOR plus a percentage ranging from 2.3% to 3.3% or (ii) the prime rate plus a percentage ranging from 0.0% to 0.8%, depending on the type of borrowing made under the Revolving Credit Facility. As of September 28, 2016 and December 30, 2015, there were no amounts outstanding under the Revolving Credit Facility. As of September 28, 2016, we had $19,920 of availability under the Revolving Credit Facility, after giving effect to $80 in outstanding letters of credit.
The Revolving Credit Facility is secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' wholly-owned domestic subsidiaries (with certain exceptions).
The Revolving Credit Facility contains a number of covenants that, among other things, limit our ability to, subject to specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; pay dividends or make distributions; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the Revolving Credit Facility contains certain cross-default provisions. We are required to maintain a specified consolidated fixed-charge coverage ratio and a specified funded net debt to adjusted EBITDA ratio, both as defined under the Revolving Credit Facility. As of September 28, 2016, we were in compliance with all covenants.
In March 2013, we entered into a promissory note in the amount of $313 in connection with the purchase of a liquor license. Interest on the outstanding principal balance of this note is due and payable on a monthly basis from the effective date at a rate of 5.0% per year. The entire principal balance and interest is due and payable on the earlier of the maturity date, which is the expiration of the lease in June 2023, or the date of the sale of the license. As of December 30, 2015 the outstanding balance of the promissory note was $313. During the thirty-nine weeks ended September 28, 2016, we repaid the entire outstanding balance of the promissory note. No amounts were outstanding as of September 28, 2016.
Total interest costs incurred were $89 and $267 for the thirteen and thirty-nine weeks ended September 28, 2016, respectively, and $83 and $353 for the thirteen and thirty-nine weeks ended September 30, 2015, respectively. Total amounts capitalized into property and equipment were $108 for the thirty-nine weeks ended September 30, 2015. No amounts were capitalized for the thirty-nine weeks ended September 28, 2016.

Shake Shack Inc. Form 10-Q | 15

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
The following table summarizes the ownership interest in SSE Holdings as of September 28, 2016 and December 30, 2015.

	September 28, 2016		December 30, 2015
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Shake Shack Inc.	24,597,759	67.7%	19,789,259	54.6%
Number of LLC Interests held by non-controlling interest holders	11,754,078	32.3%	16,460,741	45.4%
Total LLC Interests outstanding	36,351,837	100.0%	36,250,000	100.0%
The weighted average ownership percentages for the applicable reporting periods are used to attribute net income and other comprehensive loss to Shake Shack Inc. and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for the thirteen and thirty-nine weeks ended September 28, 2016 was 33.9% and 38.5%, respectively. For the thirteen and thirty-nine weeks ended September 30, 2015, net income was attributed to non-controlling interest holders only for the period subsequent to the IPO and the organizational transactions completed in connection with our IPO, based on a weighted-average ownership percentage of 62.5% and 65.1%, respectively.

16 | Shake Shack Inc. Form 10-Q

The following table summarizes the effects of changes in ownership in SSE Holdings on our equity during the thirteen and thirty-nine weeks ended September 28, 2016 and September 30, 2015.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28 2016	September 30 2015	September 28 2016	September 30 2015
Comprehensive income (loss) attributable to Shake Shack Inc.	$3,761	$1,528	$8,516	$(10,022)
Transfers (to) from non-controlling interests:			—	—
Increase in additional paid-in capital as a result of the settlement of unit appreciation rights	—	—	—	987
Decrease in additional paid-in capital as a result of the organizational transactions completed in connection with our IPO	—	—	—	(75,182)
Increase in additional paid-in capital as a result of the redemption of LLC Interests	4,708	—	15,086	—
Increase in additional paid-in capital as a result of stock option exercises and the related income tax effect	17	—	421	—
Total effect of changes in ownership interest on equity attributable to Shake Shack Inc.	$8,486	$1,528	$24,023	$(84,217)
In February 2015, we used the net proceeds from our IPO to purchase 5,750,000 newly-issued LLC Interests. Additionally, in connection with our IPO, we acquired 5,968,841 LLC Interests through the acquisition, by merger, of two entities that were owned by former indirect members of SSE Holdings. Pursuant to the LLC Agreement, we received 339,306 LLC Interests as a result of the issuance of 339,306 shares of Class A common stock in settlement of the outstanding UARs.
During thirty-nine weeks ended September 28, 2016, an aggregate of 4,706,663 LLC Interests were redeemed by non-controlling interest holders for newly-issued shares of Class A common stock, and we received 4,706,663 LLC Interests in connection with these redemptions, increasing our total ownership interest in SSE Holdings. During the thirty-nine weeks ended September 30, 2015 3,155,273 LLC Interests were redeemed by the non-controlling interest holders in connection with the secondary offering.
During thirty-nine weeks ended September 28, 2016, we received an aggregate of 101,837 LLC Interests in connection with the exercise of employee stock options. No stock options were exercised during the thirty-nine weeks ended September 30, 2015.
NOTE 9: EQUITY-BASED COMPENSATION

A summary of equity-based compensation expense recognized during the thirteen and thirty-nine weeks ended September 28, 2016 and September 30, 2015 is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28 2016	September 30 2015	September 28 2016	September 30 2015
Unit appreciation rights	$—	$—	$—	$11,762
Restricted Class B units	—	—	—	605
Stock options	1,085	1,172	3,168	3,142
Performance stock units	492	—	649	—
Equity-based compensation expense	$1,577	$1,172	$3,817	$15,509
Total income tax benefit recognized related to equity-based compensation	$53	$42	$117	$404
Amounts are included in general and administrative expense and labor and related expenses on the Condensed Consolidated Statements of Income (Loss).

Shake Shack Inc. Form 10-Q | 17

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
There were no UARs outstanding as of September 28, 2016 or December 30, 2015. No compensation expense was recognized during the thirty-nine weeks ended September 28, 2016.
Restricted Class B Units
Prior to the IPO, we granted restricted Class B units to certain of our executive officers. These awards were to vest in equal installments over periods ranging from three to five years. If not already fully vested, these units would fully vest (i) upon the occurrence of a change in control event or (ii) upon the occurrence of an initial public offering. The IPO constituted a transaction under the terms of the restricted Class B unit award agreements that resulted in the accelerated vesting of all then-outstanding awards, and we recognized $605 of equity-based compensation expense upon the vesting of these awards during the thirty-nine weeks ended September 30, 2015.
There were no restricted Class B units outstanding as of September 28, 2016 or December 30, 2015. No compensation expense was recorded during the thirty-nine weeks ended September 28, 2016.
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
The fair value of stock option awards was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

Thirty-Nine Weeks Ended
September 28 2016
Expected term (years)(1)	5.5
Expected volatility(2)	50.8%
Risk-free interest rate(3)	1.5%
Dividend yield(4)	—%

(1)	Expected term represents the estimated period of time until an award is exercised and was determined using the simplified method.

(2)	Expected volatility is based on a combination of our historical volatility and the historical volatility of a selected peer group over a period equivalent to the expected term.

(3)	The risk-free rate rate is an interpolation of yields on U.S. Treasury securities with maturities equivalent to the expected term.

(4)	We have assumed a dividend yield of zero as we have no plans to declare dividends in the foreseeable future.

18 | Shake Shack Inc. Form 10-Q

A summary of stock option activity for thirty-nine weeks ended September 28, 2016 is as follows:

	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of period	2,574,981	$21.00
Granted	15,823	34.62
Exercised	(107,091)	21.00
Forfeited	(39,310)	(21.00)
Outstanding at end of period	2,444,403	$21.09
The weighted-average grant date fair value of stock options granted during the thirty-nine weeks ended September 28, 2016 was $34.62. As of September 28, 2016, there were 2,444,403 stock options outstanding, of which 453,760 were exercisable. As of September 28, 2016, total unrecognized compensation expense related to unvested stock options, including an estimate for pre-vesting forfeitures, was $13,707, which is expected to be recognized over a weighted-average period of 3.3 years.
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
For performance stock units granted during the thirty-nine weeks ended September 28, 2016, the amount of awards that can be earned range from 0% to 125% of the number of performance stock units granted, based on the achievement of approved financial goals over a performance period that is approximately one year. In addition to the performance conditions, performance stock units are also subject to a requisite service period and the awards will vest ratably over three years. The fair value of performance stock units is determined based on the closing market price of our common stock on the date of grant. Compensation expense related to the performance stock units is recognized using a graded-vesting attribution method over the vesting period based on the most probable outcome of the performance conditions.
A summary of performance stock unit activity for thirty-nine weeks ended September 28, 2016 is as follows:

	Performance Stock Units	Weighted Average Grant Value Price
Outstanding at beginning of period	—	$—
Granted	63,600	38.41
Vested	—	—
Forfeited	(800)	(38.43)
Outstanding at end of period	62,800	$38.41
As of September 28, 2016, there were 62,800 performance stock units outstanding, of which none were exercisable. As of September 28, 2016, total unrecognized compensation expense related to unvested performance stock units, including an estimate for pre-vesting forfeitures, was $1,901, which is expected to be recognized over a weighted-average period of 2.6 years.

Shake Shack Inc. Form 10-Q | 19

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
Income Tax Expense
A reconciliation of income tax expense computed at the U.S. federal statutory income tax rate to the recognized income tax expense is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28 2016	September 30 2015	September 28 2016	September 30 2015
Expected U.S. federal income taxes at statutory rate (34%)	$3,139	$2,625	$7,734	$970
State and local income taxes, net of federal benefit	533	476	1,277	502
Foreign withholding taxes	148	107	505	329
Non-deductible expenses	—	14	—	357
Tax credits	(243)	—	(369)	—
Non-controlling interest	(1,134)	(1,694)	(3,089)	618
Income tax expense	$2,443	$1,528	$6,058	$2,776

Our effective income tax rates for the thirteen weeks ended September 28, 2016 and September 30, 2015 were 26.5% and 19.8%, respectively. The increase in our effective income tax rate for the period is primarily due to an increase in our ownership interest in SSE Holdings. As our ownership interest in SSE Holdings increases, our share of the taxable income of SSE Holdings also increases. Our weighted-average ownership interest in SSE Holdings was 66.1% and 37.5% for the thirteen weeks ended September 28, 2016 and September 30, 2015, respectively.
Our effective income tax rates for the thirty-nine weeks ended September 28, 2016 and September 30, 2015 were 26.6% and 97.3%, respectively. As the non-recurring compensation expenses and other IPO-related expenses recognized during the thirty-nine weeks ended September 30, 2015 were incurred in the period prior to the organizational transactions completed in connection with the IPO, and prior to our becoming a member of SSE Holdings, we are not entitled to any tax benefits related to those losses. We recognized tax expense on our allocable share of the pre-tax income generated in the period subsequent to becoming a member of SSE Holdings, which resulted in a very high effective tax rate when compared to our consolidated pre-tax income. Our weighted-average ownership interest in SSE Holdings was 61.5% and 34.9% for the thirty-nine weeks ended September 28, 2016 and September 30, 2015, respectively.
Deferred Tax Assets and Liabilities
During the thirty-nine weeks ended September 28, 2016, we acquired an aggregate of 4,808,500 LLC Interests in connection with the redemption of LLC Interests and the exercise of employee stock options. We recognized an additional deferred tax asset in the amount of $61,470 associated with the change in the basis difference in our investment in SSE Holdings upon acquisition of these LLC Interests. However, a portion of the total basis difference will only reverse upon the eventual sale of our interest in SSE Holdings, which we expect would result in a capital loss. As of September 28, 2016, we established a valuation allowance in the amount of $16,398 against the deferred tax asset to which this portion relates.
During the thirty-nine weeks ended September 28, 2016, we also recognized $36,456 of deferred tax assets related to additional tax basis increases generated from expected future payments under the Tax Receivable Agreement and related deductions for imputed interest on such payments. See "—Tax Receivable Agreement" for more information.

20 | Shake Shack Inc. Form 10-Q

We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of September 28, 2016, we concluded, based on the weight of all available positive and negative evidence, that all of our deferred tax assets (except for those deferred tax assets described above relating to basis differences that are expected to result in a capital loss upon the eventual sale of our interest in SSE Holdings) are more likely than not to be realized. As such, no additional valuation allowance was recognized.
Uncertain Tax Positions
No uncertain tax positions existed as of September 28, 2016. Shake Shack Inc. was formed in September 2014 and did not engage in any operations prior to the IPO and related organizational transactions. Shake Shack Inc. first filed tax returns for tax year 2014, which is the first tax year subject to examination by taxing authorities for U.S. federal and state income tax purposes. Additionally, although SSE Holdings is treated as a partnership for U.S. federal and state income taxes purposes, it is still required to file an annual U.S. Return of Partnership Income, which is subject to examination by the Internal Revenue Service ("IRS"). The statute of limitations has expired for tax years through 2012 for SSE Holdings.
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
During the thirty-nine weeks ended September 28, 2016, we acquired an aggregate of 4,706,663 LLC Interests in connection with the redemption of LLC Interests, which resulted in an increase in the tax basis of our investment in SSE Holdings subject to the provisions of the Tax Receivable Agreement. We recognized an additional liability in the amount of $90,776 for the TRA Payments due to the redeeming members, representing 85% of the aggregate tax benefits we expect to realize from the tax basis increases related to the redemption of LLC Interests, after concluding it was probable that such TRA Payments would be paid based on our estimates of future taxable income. As of September 28, 2016, the total amount of TRA Payments due under the Tax Receivable Agreement, including accrued interest, was $263,881, of which $1,979 was included in other current liabilities on the Condensed Consolidated Balance Sheet. See Note 13 for more information relating to our liabilities under the Tax Receivable Agreement.

Shake Shack Inc. Form 10-Q | 21

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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock for the thirteen and thirty-nine weeks ended September 28, 2016 and September 30, 2015.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28 2016	September 30 2015	September 28 2016	September 30 2015
Numerator:
Net income	$6,789	$6,193	$16,689	$78
Less: net income attributable to non-controlling interests	3,023	4,665	8,163	10,100
Net income (loss) attributable to Shake Shack Inc.	$3,766	$1,528	$8,526	$(10,022)
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	24,023	13,757	22,310	12,590
Effect of dilutive securities:
Stock options	531	1,028	495	—
Weighted-average shares of Class A common stock outstanding—diluted	24,554	14,785	22,805	12,590

Earnings (loss) per share of Class A common stock—basic	$0.16	$0.11	$0.38	$(0.80)
Earnings (loss) per share of Class A common stock—diluted	$0.15	$0.10	$0.37	$(0.80)
Shares of our Class B common stock do not share in the earnings or losses of Shake Shack and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

22 | Shake Shack Inc. Form 10-Q

The following table presents potentially dilutive securities excluded from the computations of diluted earnings per share of Class A common stock for the thirteen and thirty-nine weeks ended September 28, 2016 and September 30, 2015.

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	September 28 2016		September 30 2015		September 28 2016		September 30 2015
Stock options	—		—		—		2,580,856	(1)
Performance stock units	62,800	(2)	—		62,800	(2)	—
Shares of Class B common stock	11,754,078	(3)	21,036,580	(3)	11,754,078	(3)	21,036,580	(3)

(1)	Excluded from the computation of diluted earnings per share of Class A common stock because the effect would have been anti-dilutive since we recognized a net loss for the period.

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

NOTE 12: SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information for the thirty-nine weeks ended September 28, 2016 and September 30, 2015:

	Thirty-Nine Weeks Ended
	September 28 2016	September 30 2015
Cash paid for:
Income taxes, net of refunds	$1,292	$338
Interest, net of amounts capitalized	40	75
Non-cash investing activities:
Accrued purchases of property and equipment	5,792	3,682
Accrued purchases of marketable securities	51	—
Capitalized equity-based compensation	107	—
Class A common stock issued in connection with the acquisition of two former indirect members of SSE Holdings	—	6
Non-cash financing activities:
Cancellation of Class B common stock in connection with certain organizational transactions completed in connection with our IPO	—	(6)
Class A common stock issued in connection with the redemption of LLC Interests	5	3
Cancellation of Class B common stock in connection with the redemption of LLC Interests	(5)	(3)
Establishment of liabilities under tax receivable agreement	90,776	103,356
Accrued distributions payable to non-controlling interest holders	607	—

Shake Shack Inc. Form 10-Q | 23

NOTE 13: COMMITMENTS AND CONTINGENCIES

Lease Commitments
We are obligated under various operating leases for Shacks and our home office space, expiring in various years through 2035. Under certain of these leases, we are liable for contingent rent based on a percentage of sales in excess of specified thresholds and are typically responsible for our proportionate share of real estate taxes, common area maintenance charges and utilities.
As security under the terms of several of our leases, we are obligated under letters of credit totaling $160 as of September 28, 2016. The letters of credit expire on April 23, 2017 and February 28, 2026. In addition, in December 2013, we entered into an irrevocable standby letter of credit in conjunction with our home office lease in the amount of $80. The letter of credit expires in September 2017 and renews automatically for one-year periods through September 30, 2019.
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
Legal Contingencies
In November 2015, we met with a law firm representing two former Shake Shack managers who alleged that we improperly classified our restaurant managers as exempt.  Although we have always believed that our managers are properly classified as exempt under both federal and state laws, and have always intended to defend any allegations to the contrary vigorously, we agreed to mediate the matter. At the conclusion of the meeting, the parties entered into a Memorandum of Understanding, and we agreed to create a fund of $750 to settle the matter. In exchange, all managers who choose to participate (former and current), including the two former managers, will release Shake Shack from all federal and/or state wage and hour claims that may exist through the settlement date.  As part of the settlement process, the parties entered into a Settlement Agreement on March 11, 2016, and the law firm filed a Complaint on March 17, 2016 with the Supreme Court of the State of New York (the “Court”), a request for judicial intervention on March 19, 2016 and a motion seeking the Court’s preliminary approval of the class action settlement on May 20, 2016. On October 25, 2016, the Court issued its order granting the law firm's motion for preliminary approval of the class action settlement. As of September 28, 2016, an accrual in the amount of $770 was recorded for this matter and the related expenses.
We are subject to various legal and regulatory proceedings, claims and liabilities, such as employment-related claims and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance. As of September 28, 2016, the amount of ultimate liability with respect to these matters was not material.
Liabilities under Tax Receivable Agreement
As described in Note 10, we are a party to the Tax Receivable Agreement under which we are contractually committed to pay certain of the members of SSE Holdings 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of certain transactions. We are not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated with the transactions that gave rise to the payments are realized. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. During the thirty-nine weeks ended September 28, 2016 and September 30, 2015, we recognized liabilities totaling $90,776 and $103,356, respectively, relating to our obligations under the Tax Receivable Agreement, after concluding that it was probable that we would have sufficient future taxable income to utilize the related tax benefits. As of September 28, 2016 and December 30, 2015, our total obligations under the Tax Receivable Agreement, including accrued interest, were $263,881 and $173,090, respectively. There were no transactions subject to the Tax Receivable Agreement for which we did not recognize the related liability, as we concluded that we would have sufficient future taxable income to utilize all of the related tax benefits.

24 | Shake Shack Inc. Form 10-Q

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
Previously, our employees were included in USHG's self-insurance health plan and we paid our portion of the plan costs on a monthly basis to USHG. In February 2015, we established our own self-funded health insurance plan for our employees and ceased payments to USHG. Amounts paid to the USHG for these health insurance costs were $146 for the thirty-nine weeks ended September 30, 2015. No amounts were paid to USHG for health insurance costs for the thirteen and thirty-nine weeks ended September 28, 2016. These amounts are included in labor and related expenses and general and administrative expenses on the Condensed Consolidated Statements of Income (Loss). Additionally, our employees are eligible participants under USHG's 401(k) plan. We pay our share of the employer's matching contributions directly to the third-party plan trustee.
We also pay USHG for certain miscellaneous general operating expenses incurred by them on our behalf. Total amounts paid to USHG for general corporate expenses were $1 and $7 for the thirteen and thirty-nine weeks ended September 28, 2016. For the thirteen and thirty-nine weeks ended September 30, 2015 total amounts paid to USHG for general corporate expenses were $29 and $155, respectively. These amounts are included in general and administrative expenses on the Condensed Consolidated Statements of Income (Loss).
No amounts were payable to USHG as of September 28, 2016. Total amounts payable to USHG as of December 30, 2015 were $2. These amounts are included in other current liabilities on the Condensed Consolidated Balance Sheets. No amounts were due from USHG as of September 28, 2016 and December 30, 2015.
Hudson Yards Sports and Entertainment
In fiscal 2011, we entered into a Master License Agreement (as amended, "MLA") with Hudson Yards Sports and Entertainment LLC ("HYSE"), a subsidiary of USHG and a related party, to operate Shake Shack branded limited menu concession stands in sports and entertainment venues within the United States. The agreement expires on December 31, 2027 and includes five consecutive five-year renewal options at HYSE's option. As consideration for these rights, HYSE pays us a license fee based on a percentage of net food sales, as defined in the MLA. HYSE also pays us a percentage of profits on sales of branded beverages, as defined in the MLA. Amounts paid to us by HYSE for the thirteen and thirty-nine weeks ended September 28, 2016 were $174 and $277, respectively, and $157 and $252 for the thirteen and thirty-nine weeks ended September 30, 2015, respectively. Total amounts due from HYSE as of September 28, 2016 were $66, which is included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. No amounts were due from HYSE as of December 30, 2015 due to the seasonal nature of the concession stands.
Madison Square Park Conservancy
The Chairman of our Board of Directors serves as a director of the Madison Square Park Conservancy ("MSP Conservancy"), with which we have a license agreement and pay license fees to operate our Madison Square Park Shack. Amounts paid to Madison Square Park Conservancy as rent amounted to $195 and $585, respectively, for the thirteen and thirty-nine weeks ended September 28, 2016. We paid $331 and $442 to Madison Square Park Conservancy as rent for the thirteen and thirty-nine weeks ended September 30, 2015, respectively. These amounts are included in occupancy and related expenses on the Condensed Consolidated Statements of Income (Loss). Total amounts due to the MSP Conservancy as of September 28, 2016 and December 30, 2015 were $246 and $17, respectively, which is included in accrued expenses on the Condensed Consolidated Balance Sheets.
Share Our Strength
The Chairman of our Board of Directors serves as a director of Share Our Strength, for which Shake Shack holds the "Great American Shake Sale" every year during the month of May to raise money and awareness for childhood hunger. During the Great American Shake Sale, we encourage guests to donate money to Share Our Strength's No Kid Hungry campaign in exchange for a coupon

Shake Shack Inc. Form 10-Q | 25

for a free cake-themed shake. All of the guest donations we collect go directly to Share Our Strength. We raised a total of $587 and $504 during the thirty-nine weeks ended September 28, 2016 and September 30, 2015, respectively. No amounts were raised during the thirteen weeks ended September 28, 2016 and September 30, 2015, respectively. All proceeds were remitted to Share Our Strength in the respective years. We incurred costs of approximately $17 and $115 for the thirteen and thirty-nine weeks ended September 28, 2016, respectively. For the thirteen and thirty-nine weeks ended September 30, 2015 we incurred costs of $12 and $101, respectively. These costs represent the cost of the free shakes redeemed and are included in general and administrative expense and other operating expenses on the Consolidated Statements of Income (Loss). Additionally, we held a promotional event during the thirteen weeks ended September 28, 2016 in which we donated a total of $20 to the Share Our Strength's No Kid Hungry campaign, which is included in general and administrative expense on the Consolidated Statements of Income (Loss).
Mobo Systems, Inc.
The Chairman of our Board of Directors serves as a director of Mobo Systems, Inc. (also known as "Olo"), a platform we use in connection with our mobile ordering application. No amounts were paid to Olo for both the thirteen and thirty-nine weeks ended September 28, 2016. Amounts paid to Olo for the thirty-nine weeks ended September 30, 2015 were $8. No amounts were paid to Olo for the thirteen weeks ended September 30, 2015. No amounts were payable to Olo as of September 28, 2016 and December 30, 2015.
Tax Receivable Agreement
As described in Note 10, we entered into a tax receivable agreement with certain members of SSE Holdings that provides for the payment by us of 85% of the amount of tax benefits, if any, that Shake Shack actually realizes or in some cases is deemed to realize as a result of certain transactions. No amounts were paid to any members of SSE Holdings pursuant to the Tax Receivable Agreement during the thirteen and thirty-nine weeks ended September 28, 2016 and September 30, 2015. As of September 28, 2016 and December 30, 2015, total amounts due to members of SSE Holdings under the under the Tax Receivable Agreement were $263,881 and $173,090, respectively.
Distributions to Members of SSE Holdings
Under the terms of the SSE Holdings LLC Agreement, SSE Holdings is obligated to make tax distributions to its members. During the thirty-nine weeks ended September 28, 2016 tax distributions of $1,602 were paid to non-controlling interest holders. No tax distributions were paid to non-controlling interest holders during the thirteen weeks ended September 28, 2016. A special distribution was paid to certain of the members of SSE Holdings in the amount of $11,125 on February 4, 2015. No tax distributions were paid to non-controlling interest holders during the thirteen and thirty-nine weeks ended September 30, 2015. As of September 28, 2016, $607 was payable to non-controlling interest holders and no distributions were payable to non-controlling interest holders as of December 30, 2015.

26 | Shake Shack Inc. Form 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
This section and other parts of this Quarterly Report on Form 10-Q ("Form 10-Q") contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), which are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact, such as our expected financial outlook for fiscal 2016, preliminary financial outlook for fiscal 2017, expected Shack openings, expected same-Shack sales growth and trends in our business. Forward-looking statements can also be identified by words such as "aim," "anticipate," "believe," "estimate," "expect," "forecast," "future," "intend," "outlook," "plan," "potential," "predict," "project," "seek," "may," "can," "will," "would," "could," "should," the negatives thereof and other similar expressions. All forward-looking statements are expressly qualified in their entirety by these cautionary statements, except that the safe harbor provisions of the PSLRA do not apply to any forward-looking statements relating to the operations of any of our partnerships or limited liability companies. Forward-looking statements are not guarantees of future performance and actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2015 ("2015 Form 10-K") and Part II, Item 1A of this Form 10-Q. The following discussion should be read in conjunction with our 2015 Form 10-K, our subsequent Quarterly Reports on Form 10-Q and the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years and the associated quarters, months and periods of those fiscal years. We undertake no obligation to revise or update any forward-looking statements for any reason, except as required by law.
OVERVIEW

Shake Shack is a modern day "roadside" burger stand serving a classic American menu of premium burgers, hot dogs, crinkle cut fries, shakes, frozen custard, beer and wine. As of September 28, 2016, there were 105 Shacks in operation, system-wide, of which 58 were domestic company-operated Shacks, six were domestic licensed Shacks and 41 were international licensed Shacks.
Development Highlights
During the quarter, the Company opened seven domestic company-operated Shacks, including the Company's 100th opening at the Boston Seaport, its first Shack in Dallas at The Crescent, a second Shack in the Los Angeles market at The Americana in Glendale. Additionally, the Company opened three net new licensed Shacks, including its first Shack in South Korea in Seoul's Gangnam district, as well a third Shack in the Japan market at the Tokyo International Forum.
Financial Highlights for the Third Quarter 2016

▪	Total revenue increased 40.0% to $74.6 million.

▪	Shack sales increased 40.2% to $71.9 million.

▪	Same-Shack sales increased 2.9%.

▪	Net income was $3.8 million, or $0.15 per diluted share.

▪	Operating income increased 17.5% to $9.2 million.

▪	Shack-level operating profit*, a non-GAAP measure, increased 32.6% to $20.7 million, or 28.8% of Shack sales.

▪	Adjusted EBITDA*, a non-GAAP measure, increased 26.3% to $15.2 million.

▪	Adjusted pro forma net income*, a non-GAAP measure, increased 25.1% to $5.5 million, or $0.15 per fully exchanged and diluted share.

* Shack-level operating profit, adjusted EBITDA and adjusted pro forma net income are non-GAAP measures. See "—Non-GAAP Financial Measures" for reconciliations of Shack-level operating profit to operating income, adjusted EBITDA to net income, and

Shake Shack Inc. Form 10-Q | 27

adjusted pro forma net income to net income (loss) attributable to Shake Shack Inc., the most directly comparable financial measures presented in accordance with GAAP.
We continued to execute on our growth strategies in 2016 and the third quarter of 2016 was positively impacted by the following: (i) an approximate 1.5% menu price increase implemented at the end of December 2015, (ii) menu innovation and positive mix shifts from the Chick'n Shack and the Bacon CheddarShack, and (iii) lower commodity prices, primarily in beef and dairy.
Net income attributable to Shake Shack Inc. was $3.8 million, or $0.15 per diluted share, for the third quarter of 2016, compared to $1.5 million, or $0.10 per diluted share, for the same period last year. On an adjusted pro forma basis, which excludes certain non-recurring items and assumes that all outstanding LLC Interests were exchanged for shares of Class A common stock as of the beginning of the period, we would have recognized net income of $5.5 million, or $0.15 per fully exchanged and diluted share, for the third quarter of 2016 compared to $4.4 million, or $0.12 per fully exchanged and diluted share for the the third quarter of 2015, an increase of 25.1%.
FISCAL 2016 OUTLOOK

For the fiscal year ending December 28, 2016, we revised our financial outlook to the following:

	Current Outlook	Previous Outlook
Total revenue	$264 to $265 million	$253 to $256 million
Same-Shack sales growth (%)	4% to 5% increase	4% to 5% increase
Domestic company-operated Shack openings	19	18
Licensed Shack openings	10, net	7, net
Labor and related expenses (as a percentage of total revenue) (basis points)	50 to 60 basis points of deleverage	50 basis points of deleverage
Adjusted pro forma effective tax rate (%)	40% to 41%	40% to 41%
PRELIMINARY FISCAL 2017 OUTLOOK

For the fiscal year ending December 27, 2017, we are providing the following preliminary financial outlook:

Current Outlook
Total revenue	$348 to $352 million
Same-Shack sales growth (%)(1)	2% to 3% increase
Domestic company-operated Shack openings(2)	21 to 22
Licensed Shack openings	10, net
Shack-level operating profit margin	26.5% to 27.5%
General and administrative expenses	$37 to $39 million
Depreciation expense	$21 million
Adjusted pro forma effective tax rate (%)	40% and 41%
(1) Includes approximately 1.5% to 2.0% of menu price increases to be taken in early January and nominal traffic and mix increases.

(2)	The average annual sales volume for the domestic company-operated Shacks to be opened in fiscal 2017 is expected to be at least $3.2 million with Shack-level operating profit margins of at least 21%.

28 | Shake Shack Inc. Form 10-Q

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the thirteen and thirty-nine weeks ended September 28, 2016 and September 30, 2015:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 28 2016		September 30 2015		September 28 2016		September 30 2015
Shack sales	$71,871	96.4%	$51,275	96.2%	$188,430	96.5%	$133,905	96.0%
Licensing revenue	2,696	3.6%	1,998	3.8%	6,774	3.5%	5,626	4.0%
TOTAL REVENUE	74,567	100.0%	53,273	100.0%	195,204	100.0%	139,531	100.0%
Shack-level operating expenses(1):
Food and paper costs	20,393	28.4%	14,929	29.1%	53,529	28.4%	39,650	29.6%
Labor and related expenses	18,216	25.3%	12,176	23.7%	46,640	24.8%	32,445	24.2%
Other operating expenses	6,577	9.2%	4,376	8.5%	17,475	9.3%	11,579	8.6%
Occupancy and related expenses	6,009	8.4%	4,206	8.2%	15,541	8.2%	11,248	8.4%
General and administrative expenses	7,885	10.6%	5,728	10.8%	22,265	11.4%	30,165	21.6%
Depreciation expense	3,719	5.0%	2,636	4.9%	10,229	5.2%	7,274	5.2%
Pre-opening costs	2,598	3.5%	1,401	2.6%	6,708	3.4%	4,054	2.9%
Loss on disposal of property and equipment	—	—%	17	—%	—	—%	17	—%
TOTAL EXPENSES	65,397	87.7%	45,469	85.4%	172,387	88.3%	136,432	97.8%
OPERATING INCOME	9,170	12.3%	7,804	14.6%	22,817	11.7%	3,099	2.2%
Other income, net	151	0.2%	—	—%	197	0.1%	—	—%
Interest expense	(89)	(0.1)%	(83)	(0.2)%	(267)	(0.1)%	(245)	(0.2)%
INCOME BEFORE INCOME TAXES	9,232	12.4%	7,721	14.5%	22,747	11.7%	2,854	2.0%
Income tax expense	2,443	3.3%	1,528	2.9%	6,058	3.1%	2,776	2.0%
NET INCOME	6,789	9.1%	6,193	11.6%	16,689	8.5%	78	0.1%
Less: net income attributable to non-controlling interests	3,023	4.1%	4,665	8.8%	8,163	4.2%	10,100	7.2%
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$3,766	5.1%	$1,528	2.9%	$8,526	4.4%	$(10,022)	(7.2)%

(1)	As a percentage of Shack sales.
Shack Sales
Shack sales represent the aggregate sales of food, beverages and Shake Shack branded merchandise at our domestic company-operated Shacks. Shack sales in any period are directly influenced by the number of operating weeks in such period, the number of open Shacks and same-Shack sales. Same-Shack sales means, for any reporting period, sales for the comparable Shack base, which we define as the number of domestic company-operated Shacks open for 24 months or longer.
Shack sales were $71.9 million for the thirteen weeks ended September 28, 2016 compared to $51.3 million for the thirteen weeks ended September 30, 2015, an increase of $20.6 million or 40.2%. The growth in Shack sales was primarily driven by the opening of 17 new domestic company-operated Shacks between September 30, 2015 and September 28, 2016, as well as same-Shack sales growth of $1.0 million, or 2.9%. The increase in same-Shack sales is primarily due to a combined increase of 3.6% in price and sales mix offset by decreased guest traffic of 0.7%. For purposes of calculating same-Shack sales growth, Shack sales for 26 Shacks were included in the comparable Shack base.

Shack sales were $188.4 million for the thirty-nine weeks ended September 28, 2016 compared to $133.9 million for the thirty-nine weeks ended September 30, 2015, an increase of $54.5 million or 40.7%. The increase is primarily due to the opening of 17 new

Shake Shack Inc. Form 10-Q | 29

domestic company-operated Shacks between September 30, 2015 and September 28, 2016, as well as same-Shack sales growth of $4.6 million, or 5.3%. The increase in same-Shack sales is primarily due to increased guest traffic of 2.1% as well as a combined increase of 3.2% in price and sales mix. For purposes of calculating same-Shack sales growth, Shack sales for 26 Shacks were included in the comparable Shack base.
Licensing Revenue
Licensing revenue is comprised of license fees, opening fees for certain licensed Shacks and territory fees. License fees are calculated as a percentage of sales and territory fees are payments for the exclusive right to develop Shacks in a specific geographic area.
Licensing revenue was $2.7 million for the thirteen weeks ended September 28, 2016 compared to $2.0 million for the thirteen weeks ended September 30, 2015, an increase of $0.7 million or 34.9%. Licensing revenue was $6.8 million for the thirty-nine weeks ended September 28, 2016 compared to $5.6 million thirty-nine weeks ended September 30, 2015, an increase of $1.2 million or 20.4%. The increases for the thirteen and thirty-nine week periods were primarily driven by 13 net new licensed Shacks opened between September 30, 2015 and September 28, 2016, offset by lower revenue from Shacks in the Middle East and U.K.
Food and Paper Costs
Food and paper costs include the direct costs associated with food, beverage and packaging of our menu items. The components of food and paper costs are variable by nature, changing with sales volume, and are impacted by menu mix and fluctuations in commodity costs.
Food and paper costs were $20.4 million for the thirteen weeks ended September 28, 2016 compared to $14.9 million for the thirteen weeks ended September 30, 2015, an increase of $5.5 million or 36.6%. Food and paper costs were $53.5 million for the thirty-nine weeks ended September 28, 2016 compared to $39.7 million for the thirty-nine weeks ended September 30, 2015, an increase of $13.8 million or 35.0%. The increases for the thirteen and thirty-nine week periods were primarily due to the opening of 17 new domestic company-operated Shacks between September 30, 2015 and September 28, 2016.
As a percentage of Shack sales, food and paper costs decreased to 28.4% for both the thirteen and thirty-nine weeks ended September 28, 2016, respectively, from 29.1% and 29.6% for the thirteen and thirty-nine weeks ended September 30, 2015, respectively. These decreases were the result of menu price increases implemented at the end of December 2015, lower commodity costs, primarily in beef and dairy, and to a lesser extent, efficiencies gained through supply chain enhancements, such as the restructuring of certain of our purchasing arrangements and better geographic diversification of our suppliers. These decreases were partially offset by higher distribution costs associated with entering new markets.
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
Labor and related expenses were $18.2 million for the thirteen weeks ended September 28, 2016 compared to $12.2 million for the thirteen weeks ended September 30, 2015, an increase of $6.0 million or 49.6%. Labor and related expenses were $46.6 million for the thirty-nine weeks ended September 28, 2016 compared to $32.4 million for the thirty-nine weeks ended September 30, 2015, an increase of $14.2 million or 43.8%. These increases for the thirteen and thirty-nine week periods were primarily due to the opening of 17 new domestic company-operated Shacks between September 30, 2015 and September 28, 2016.
As a percentage of Shack sales, labor and related expenses increased to 25.3% and 24.8% for the thirteen and thirty-nine weeks ended September 28, 2016, respectively, compared to 23.7% and 24.2% for the thirteen and thirty-nine weeks ended September 30, 2015, respectively. The increases for the thirteen and thirty-nine week periods were primarily due to increases in hourly labor expenses as a result of the company-wide increase to the starting wage of all hourly team members that we implemented in January 2016 as well as an increase in medical claims for the period.
Other Operating Expenses

30 | Shake Shack Inc. Form 10-Q

Other operating expenses were $6.6 million for the thirteen weeks ended September 28, 2016 compared to $4.4 million for the thirteen weeks ended September 30, 2015, an increase of $2.2 million or 50.3%. Other operating expenses were $17.5 million for the thirty-nine weeks ended September 28, 2016 compared to $11.6 million for the thirty-nine weeks ended September 30, 2015, an increase of $5.9 million or 50.9%. The increases for the thirteen and thirty-nine week periods were primarily due to the opening of 17 new domestic company-operated Shacks between September 30, 2015 and September 28, 2016.
As a percentage of Shack sales, other operating expenses increased to 9.2% and 9.3% for the thirteen and thirty-nine weeks ended September 28, 2016, respectively, compared to 8.5% and 8.6% for the thirteen and thirty-nine weeks ended September 30, 2015, respectively. The increase was primarily due to higher repair and maintenance costs as our base of mature Shacks has grown and the introduction of more Shacks into the system.
Occupancy and Related Expenses
Occupancy and related expenses consist of Shack-level occupancy expenses (including rent, common area expenses and certain local taxes), excluding pre-opening costs, which are recorded separately.
Occupancy and related expenses were $6.0 million for the thirteen weeks ended September 28, 2016 compared to $4.2 million for the thirteen weeks ended September 30, 2015, an increase of $1.8 million or 42.9%. Occupancy and related expenses were $15.5 million for the thirty-nine weeks ended September 28, 2016 compared to $11.2 million or the thirty-nine weeks ended September 30, 2015, an increase of $4.3 million or 38.2%. The increases for the thirteen and thirty-nine week periods were primarily due to the opening of 17 new domestic company-operated Shacks between September 30, 2015 and September 28, 2016.
As a percentage of Shack sales, occupancy and related expenses increased to 8.4% for the thirteen weeks ended September 28, 2016 from 8.2% for the thirteen weeks ended September 30, 2015, primarily due to the introduction of more target-volume Shacks into the system. For the thirty-nine weeks ended September 28, 2016, occupancy and related expenses as a percentage of Shack sales decreased to 8.2% compared to 8.4% in the prior year, primarily due to increased amounts of amortization of tenant improvement allowances.
General and Administrative Expenses
General and administrative expenses consist of costs associated with corporate and administrative functions that support Shack development and operations, as well as equity-based compensation expense.
General and administrative expenses were $7.9 million for the thirteen weeks ended September 28, 2016 compared to $5.7 million for the thirteen weeks ended September 30, 2015, an increase of $2.2 million or 37.7%. The increase was primarily driven by higher payroll expense from increased headcount at our home office to support our growth plans as well as the costs associated with our Annual Leadership Retreat which occurred in the second quarter of last year but are included in the third quarter of this year. As a percentage of total revenue, general and administrative expenses decreased to 10.6% for the thirteen weeks ended September 28, 2016 from 10.8% for the thirteen weeks ended September 30, 2015. This decrease was primarily due to the increased levels of Shack sales.
General and administrative expenses were $22.3 million for the thirty-nine weeks ended September 28, 2016 compared to $30.2 million for the thirty-nine weeks ended September 30, 2015, a decrease of $7.9 million or 26.2%. As a percentage of total revenue, general and administrative expenses decreased to 11.4% for the thirty-nine weeks ended September 28, 2016 compared to 21.6% for the thirty-nine weeks ended September 30, 2015. This decrease was primarily due to IPO-related expenses incurred in the prior year for which none were incurred in the current year, including $12.8 million of non-recurring compensation expenses incurred in connection with the vesting of equity awards upon consummation of our IPO and $0.6 million of other IPO-related expenses. These were partially offset by higher consulting fees related to maintaining our complex organizational structure, incremental costs associated with our first annual shareholders' meeting as well as the aforementioned increases from increased payroll.
Depreciation Expense
Depreciation expense consists of the depreciation of fixed assets, including leasehold improvements and equipment.

Shake Shack Inc. Form 10-Q | 31

Depreciation expense was $3.7 million for the thirteen weeks ended September 28, 2016 compared to $2.6 million for the thirteen weeks ended September 30, 2015, an increase of $1.1 million or 41.1%. Depreciation expense was $10.2 million for the thirty-nine weeks ended September 28, 2016 compared to $7.3 million for the thirty-nine weeks ended September 30, 2015, an increase of $2.9 million or 40.6%. The increases for the thirteen and thirty-nine week periods were due primarily to incremental depreciation of property and equipment related to the opening of 17 new domestic company-operated Shacks between September 30, 2015 and September 28, 2016.
As a percentage of total revenue, depreciation expense increased to 5.0% for the thirteen weeks ended September 28, 2016 compared to 4.9% for the thirteen weeks ended September 30, 2015, primarily due to the introduction of more Shacks into the system. For the thirty-nine weeks ended September 28, 2016 and September 30, 2015, depreciation expense as a percentage of total revenue remained constant at 5.2%
Pre-Opening Costs
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
Pre-opening costs were $2.6 million for the thirteen weeks ended September 28, 2016, compared to $1.4 million for the thirteen weeks ended September 30, 2015, an increase of $1.2 million or 85.4%. Pre-opening costs were $6.7 million for the thirty-nine weeks ended September 28, 2016 compared to $4.1 million for the thirty-nine weeks ended September 30, 2015, an increase of $2.6 million or 65.5%. The variances for the thirteen and thirty-nine week periods were due to the timing and total number of new domestic company-operated Shacks expected to open as well as an increase in the number of Shacks opened in new geographic markets.
Loss on Disposal of Property and Equipment
Loss on disposal of property and equipment represents the net book value of assets that have been retired and consists primarily of furniture and fixtures that were replaced in the normal course of business.
For all periods presented, the loss on disposal of property and equipment was not material.
Other Income
Other income consists of interest income, dividend income and net realized gains and losses from the sale of marketable securities.
For all periods presented, other income was not material.
Interest Expense
Interest expense primarily consists of amortization of deferred financing costs, imputed interest on deferred compensation, interest on the current portion of our liabilities under the Tax Receivable Agreement, as well as interest and fees on our Revolving Credit Facility.
For all periods presented, interest expense was not material.
Income Tax Expense
Income tax expense was $2.4 million for the thirteen weeks ended September 28, 2016 compared to $1.5 million for the thirteen weeks ended September 30, 2015. Our effective income tax rate increased to 26.5% for the thirteen weeks ended September 28, 2016 from 19.8% for the thirteen weeks ended September 30, 2015.

32 | Shake Shack Inc. Form 10-Q

Income tax expense was $6.1 million for the thirty-nine weeks ended September 28, 2016 compared to $2.8 million for the thirty-nine weeks ended September 30, 2015. Our effective income tax rate decreased to 26.6% for the thirty-nine weeks ended September 28, 2016 from 97.3% for the thirty-nine weeks ended September 30, 2015.
As a result of the IPO and certain organizational transactions completed in connection with our IPO, we became the sole managing member of SSE Holdings, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, SSE Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by SSE Holdings is passed through to and included in the taxable income or loss of its members, including us, on a pro rata basis. We are subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income or loss generated by SSE Holdings. As the non-recurring compensation expenses and other IPO-related expenses recognized during the thirty-nine weeks ended September 30, 2015 were incurred in the period prior to the organizational transactions completed in connection with the IPO, and prior to our becoming a member of SSE Holdings, we are not entitled to any tax benefits related to those losses. We recognized tax expense on our allocable share of the pre-tax income generated in the period subsequent to becoming a member of SSE Holdings, which resulted in a very high effective tax rate when compared to our consolidated pre-tax income.
Additionally, as our ownership interest in SSE Holdings increases, our share of the taxable income of SSE Holdings will also increase. When compared to consolidated pre-tax income, this will result in increases to our effective income tax rate. Our weighted-average ownership interest in SSE Holdings increased to 66.1% and 61.5% for the thirteen and thirty-nine weeks ended September 28, 2016, respectively, compared to 37.5% and 34.9% for the thirteen and thirty-nine weeks ended September 30, 2015, respectively. This increase in ownership interest was the primary driver for the increase in our effective income tax rate for the thirteen week period.
Net Income Attributable to Non-Controlling Interests
We are the sole managing member of SSE Holdings and have the sole voting power in, and control the management of, SSE Holdings. Accordingly, we consolidate the financial results of SSE Holdings and report a non-controlling interest on our Consolidated Statements of Income, representing the portion of net income attributable to the other members of SSE Holdings. The LLC Agreement of SSE Holdings provides that holders of LLC Interests may, from time to time, require SSE Holdings to redeem all or a portion of their LLC Interests for newly-issued shares of Class A common stock on a one-for-one basis. In connection with any redemption or exchange, we will receive a corresponding number of LLC Interests, increasing our total ownership interest in SSE Holdings. The weighted average ownership percentages for the applicable reporting periods are used to attribute net income and other comprehensive income to Shake Shack Inc. and the non-controlling interest holders.
Net income attributable to non-controlling interests was $3.0 million for the thirteen weeks ended September 28, 2016 compared to $4.7 million for the thirteen weeks ended September 30, 2015, a decrease of $1.7 million or 35.2%. This decrease was primarily driven by an increase in our weighted-average ownership interest in SSE Holdings from 37.5% for the thirteen weeks ended September 30, 2015 to 66.1% for the thirteen weeks ended September 28, 2016, as result of redemptions of LLC Interests.
Net income attributable to non-controlling interests was $8.2 million for the thirty-nine weeks ended September 28, 2016 compared to $10.1 million for the thirty-nine weeks ended September 30, 2015, a decrease of $1.9 million or 19.2%. This decrease was primarily driven by an increase in our weighted-average ownership interest in SSE Holdings for the thirty-nine week period. In the prior year, our weighted-average ownership interest in SSE Holdings was 34.9% for the period subsequent to the IPO and the organizational transactions completed in connection with our IPO through September 30, 2015, compared to 61.5% for the thirty-nine weeks ended September 28, 2016, as result of redemptions of LLC Interests. Additionally, as the non-recurring compensation expenses and other IPO-related expenses were incurred in the period prior to the IPO, no portion of these expenses were attributed to the non-controlling interest holders. As a result, the net income attributable to non-controlling interests is significantly higher than the consolidated net income for the prior year period.

Shake Shack Inc. Form 10-Q | 33

NON-GAAP FINANCIAL MEASURES

To supplement the consolidated financial statements, which are prepared and presented in accordance with U.S. generally accepted accounting principles (“GAAP”), we use the following non-GAAP financial measures: Shack-level operating profit, EBITDA, adjusted EBITDA, adjusted pro forma net income and adjusted pro forma earnings per fully exchanged and diluted share (collectively the "non-GAAP financial measures"). We believe that these non-GAAP financial measures, when used in conjunction with GAAP financial measures, provide useful information about operating results, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to key metrics used by management in our financial and operational decision making. The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. The non-GAAP measures we use are not necessarily comparable to similarly titled measures used by other companies due to different methods of calculation.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 28 2016	September 30 2015	September 28 2016	September 30 2015
Shack-level operating profit	$20,676	$15,588	$55,245	$38,983
Add:
Licensing revenue	2,696	1,998	6,774	5,626
Less:
General and administrative expenses	7,885	5,728	22,265	30,165
Depreciation expense	3,719	2,636	10,229	7,274
Pre-opening costs	2,598	1,401	6,708	4,054
Loss on disposal of property and equipment	—	17	—	17
Operating income	$9,170	$7,804	$22,817	$3,099

Total revenue	$74,567	$53,273	$195,204	$139,531
Less: licensing revenue	2,696	1,998	6,774	5,626
Shack sales	$71,871	$51,275	$188,430	$133,905

Shack-level operating profit margin	28.8%	30.4%	29.3%	29.1%

34 | Shake Shack Inc. Form 10-Q

EBITDA and Adjusted EBITDA
EBITDA and Adjusted EBITDA are non-GAAP supplemental measures of operating performance that do not represent and should not be considered alternatives to net income or cash flow from operations, as determined by GAAP. We use EBITDA and Adjusted EBITDA to measure the operating performance of our business, facilitate internal comparisons to historical performance and competitors' operating results. Adjusted EBITDA is also utilized as a performance metric in our bonus and equity incentive plans. A reconciliation of EBITDA and Adjusted EBITDA to net income, the most directly comparable GAAP measure, is set forth below.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	September 28 2016	September 30 2015(1)	September 28 2016	September 30 2015(1)
Net income	$6,789	$6,193	$16,689	$78
Depreciation expense	3,719	2,636	10,229	7,274
Interest expense, net	66	83	198	245
Income tax expense	2,443	1,528	6,058	2,776
EBITDA	13,017	10,440	33,174	10,373

Equity-based compensation(2)	1,577	1,172	3,817	3,142
Deferred rent(3)	560	369	1,807	1,338
Loss on disposal of property and equipment(4)	—	17	—	17
Non-recurring compensation expenses related to the IPO(5)	—	—	—	12,818
IPO-related expenses(6)	—	—	—	635
ADJUSTED EBITDA	$15,154	$11,998	$38,798	$28,323

(1)
Effective September 28, 2016, we no longer excludes pre-opening costs from our computation of Adjusted EBITDA. Adjusted EBITDA for the thirteen and thirty-nine weeks ended September 30, 2015 has been restated to conform to the current period computation methodology.

(2)	Represents non-cash equity-based compensation expense and relate solely to stock options and performance stock units granted subsequent to our IPO.

(3)	Reflects the extent to which rent expense is greater than or less than cash rent payments.

(4)	Includes the loss on disposal of property and equipment in the ordinary course of business.

(5)
Non-recurring compensation expense incurred in connection with our IPO. Includes expense recognized upon settlement of outstanding unit appreciation rights, the related employer withholding taxes and the accelerated vesting of outstanding restricted Class B units.

(6)	Costs incurred in connection with our IPO, including legal, accounting and other related expenses.

Shake Shack Inc. Form 10-Q | 35

Adjusted Pro Forma Net Income and Adjusted Pro Forma Earnings per Fully Exchanged and Diluted Share
Adjusted pro forma net income represents net income (loss) attributable to Shake Shack Inc. assuming the full exchange of all outstanding SSE Holdings, LLC membership interests ("LLC Interests") for shares of Class A common stock, adjusted for certain non-recurring items that we don't believe directly reflect our core operations and may not be indicative of our recurring business operations. Adjusted pro forma earnings per fully exchanged and diluted share is calculated by dividing adjusted pro forma net income by the weighted-average shares of Class A common stock outstanding, assuming the full exchange of all outstanding LLC Interests, after giving effect to the dilutive effect of outstanding equity-based awards.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands, except per share amounts)	September 28 2016	September 30 2015	September 28 2016	September 30 2015
Numerator:
Net income (loss) attributable to Shake Shack Inc.	$3,766	$1,528	$8,526	$(10,022)
Adjustments:
Reallocation of net income attributable to non-controlling interests from the assumed exchange of LLC Interests(1)	3,023	4,665	8,163	10,100
Non-recurring compensation expenses incurred in connection with the IPO(2)	—	—	—	12,818
IPO-related expenses(3)	—	—	—	635
Income tax expense(4)	(1,318)	(1,818)	(3,171)	(4,397)
Adjusted pro forma net income	$5,471	$4,375	$13,518	$9,134

Denominator:
Weighted-average shares of Class A common stock outstanding—diluted	24,554	14,785	22,805	12,590
Adjustments:
Assumed exchange of LLC Interests for shares of Class A common stock(1)	12,314	22,493	13,988	23,660
Dilutive effect of stock options	—	—	—	1,071
Adjusted pro forma fully exchanged weighted-average shares of Class A common stock outstanding—diluted	36,868	37,278	36,793	37,321

Adjusted pro forma earnings per fully exchanged share—diluted	$0.15	$0.12	$0.37	$0.24

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

(4)
Represents the tax effect of the aforementioned adjustments and pro forma adjustments to reflect corporate income taxes at assumed effective tax rates of 40.7% and 40.6% for the thirteen and thirty-nine weeks ended September 28, 2016, respectively, and 43.3% and 44.0% for the and thirteen and thirty-nine weeks ended September 30, 2015, respectively. Amounts include provisions for U.S. federal and state income taxes, certain LLC entity-level taxes and foreign withholding taxes, assuming the highest statutory rates apportioned to each applicable state, local and foreign jurisdiction.

36 | Shake Shack Inc. Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, short-term investments and availability under our Revolving Credit Facility. As of September 28, 2016, we maintained a cash and cash equivalents balance of $12.2 million, a short-term investments balance of $61.3 million and had $19.9 million of availability under our Revolving Credit Facility.
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
In addition, we are obligated to make payments under the Tax Receivable Agreement. As of September 28, 2016, such obligations totaled $263.9 million. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. Although the amount of any payments that must be made under the Tax Receivable Agreement may be significant, the timing of these payments will vary and will generally be limited to one payment per member per year. The amount of such payments are also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us or to SSE Holdings, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
We believe that cash provided by operating activities, cash on hand and availability under the Revolving Credit Facility will be sufficient to fund our operating lease obligations, capital expenditures and working capital needs for at least the next 12 months and the foreseeable future.
Summary of Cash Flows
The following table presents a summary of our cash flows from operating, investing and financing activities.

	Thirty-Nine Weeks Ended
(in thousands)	September 28 2016	September 30 2015
Net cash provided by operating activities	$40,522	$30,943
Net cash used in investing activities	(99,336)	(25,327)
Net cash provided by financing activities	192	61,528
Increase (decrease) in cash	(58,622)	67,144
Cash at beginning of period	70,849	2,677
Cash at end of period	$12,227	$69,821
Operating Activities
For the thirty-nine weeks ended September 28, 2016 net cash provided by operating activities was $40.5 million compared to $30.9 million for the thirty-nine weeks ended September 30, 2015, an increase of $9.6 million. This increase was primarily driven by the opening of 17 new domestic company-operated Shacks.
Investing Activities
For the thirty-nine weeks ended September 28, 2016 net cash used in investing activities was $99.3 million compared to $25.3 million for the thirty-nine weeks ended September 30, 2015, an increase of $74.0 million. This increase was due to $60.1 million of purchases of marketable securities (net of sales) as well as the timing of capital expenditures to construct new domestic company-operated Shacks and, to a lesser extent, higher capital expenditures related to remodels and replacement equipment as our base of mature Shacks has grown.

Shake Shack Inc. Form 10-Q | 37

Financing Activities
For the thirty-nine weeks ended September 28, 2016, net cash provided by financing activities was $0.2 million compared to $61.5 million for the thirty-nine weeks ended September 30, 2015, a decrease of $61.3 million. This decrease is primarily due to $109.4 million of net proceeds received from the IPO in the prior year, as well as decreases in payments on the Revolving Credit Facility of $36.0 million and member distributions of $9.5 million. These decreases were offset by $2.1 million in proceeds from employee stock option exercises.
Revolving Credit Facility
We maintain a Revolving Credit Facility that provides for a revolving total commitment amount of $50.0 million, of which $20.0 million is available immediately. The Revolving Credit Facility will mature and all amounts outstanding will be due and payable in February 2020. The Revolving Credit Facility permits the issuance of letters of credit upon our request of up to $10.0 million. Borrowings under the Revolving Credit Facility bear interest at either: (i) LIBOR plus a percentage ranging from 2.3% to 3.3% or (ii) the prime rate plus a percentage ranging from 0.0% to 0.8%, depending on the type of borrowing made under the Revolving Credit Facility. As of September 28, 2016, there were no amounts outstanding under the Revolving Credit Facility. We had $19.9 million of availability, as of September 28, 2016, after giving effect to $0.1 million in outstanding letters of credit.
The Revolving Credit Facility is secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' wholly-owned domestic subsidiaries (with certain exceptions).
The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability to, subject to specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; pay dividends or make distributions; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the Revolving Credit Facility contains certain cross-default provisions. We are required to maintain a specified consolidated fixed-charge coverage ratio and a specified funded net debt to adjusted EBITDA ratio, both as defined under the Revolving Credit Facility. As of September 28, 2016, we were in compliance with all covenants.
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

38 | Shake Shack Inc. Form 10-Q

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
Recently Issued Accounting Pronouncements
See "Note 2: Summary of Significant Accounting Policies—Recently Issued Accounting Pronouncements” under Part I, Item 1 of this Form 10-Q.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 28, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

40 | Shake Shack Inc. Form 10-Q

Item 6. Exhibits.

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Shake Shack Inc., effective February 4, 2015	8-K	3.1	2/10/2015
3.2	Amended and Restated Bylaws of Shack Shake Inc., dated February 4, 2015	8-K	3.2	2/10/2015
4.1	Form of Class A Common Stock Certificate	S-1/A	4.1	1/28/2015
10.1	Letter Agreement, dated November 1, 2016, between Josh Silverman and Shake Shack Inc.	8-K	10.1	11/2/2016
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				#
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*

#	Furnished herewith.

Shake Shack Inc. Form 10-Q | 41

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shake Shack Inc.
(Registrant)

Date: November 10, 2016	By:	/s/ Randy Garutti
Randy Garutti
Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: November 10, 2016	By:	/s/ Jeff Uttz
Jeff Uttz
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

42 | Shake Shack Inc. Form 10-Q