Form 10-K
period 2016-12-28
Shake Shack Inc.
filed 2017-03-13
CIK 1620533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2016
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

Large accelerated filer	☐		Accelerated filer	☑
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of June 29, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $647,570,019, computed using the closing price on that day of $36.82. Solely for purposes of this disclosure, shares of common stock held by named executive officers, directors and 5% or greater shareholders of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
As of March 1, 2017, there were 25,470,089 shares of Class A common stock outstanding and 10,937,592 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

SHAKE SHACK INC.

Cautionary Note About Forward-Looking Information
This Annual Report on Form 10-K ("Form 10-K") contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), which are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different. All statements other than statements of historical fact are forward-looking statements. Many of the forward-looking statements are located in Part II, Item 7 of this Form 10-K under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations", including, but not limited to, expected financial outlook for fiscal year 2017, expected Shack openings, expected same-Shack sales growth and trends in our business. Forward-looking statements discuss our current expectations and projections relating to our financial position, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "aim," "anticipate," "believe," "estimate," "expect," "forecast," "outlook," "potential," "project," "projection," "plan," "intend," "seek," "may," "could," "would," "will," "should," "can," "can have," "likely," the negatives thereof and other similar expressions.
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

1 | Shake Shack Inc. Form 10-K

Part I
Item 1. Business.
Shake Shack Inc. was formed on September 23, 2014 as a Delaware corporation. Shake Shack Inc. Class A common stock trades on the New York Stock Exchange under the symbol "SHAK." Unless the context otherwise requires, "we," "us," "our," "Shake Shack," the "Company" and other similar references refer to Shake Shack Inc. and, unless otherwise stated, all of its subsidiaries, including SSE Holdings, LLC, which we refer to as "SSE Holdings."
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
Shake Shack is a holding company with no direct operations and our principal asset is our equity interest in SSE Holdings. In connection with the IPO, we completed a series of organizational transactions including the following:

▪
We amended and restated the limited liability company agreement of SSE Holdings (as amended, the "SSE Holdings LLC Agreement") to, among other things, (i) provide for a new single class of common membership interests in SSE Holdings ("LLC Interests"), (ii) exchange all of the membership interests of the then-existing holders of SSE Holdings for LLC Interests and (iii) appoint Shake Shack as the sole managing member of SSE Holdings;

▪
We amended and restated our certificate of incorporation to, among other things, (i) provide for Class B common stock with voting rights but no economic interests (where “economic interests” means the right to receive any distributions or dividends, whether cash or stock, in connection with common stock) and (ii) issue shares of Class B common stock to the then-existing members of SSE Holdings on a one-to-one basis with the number of LLC Interests they own;

▪	We acquired, by merger, two entities that were owned by former indirect members of SSE Holdings, for which we issued 5,968,841 shares of Class A common stock as merger consideration (the "Mergers").
See Note 1 to the consolidated financial statements included in Part II, Item 8 for more information about the above-mentioned transactions as well as the other transactions completed in connection with our IPO, which we refer to collectively as the "Organizational Transactions." As of December 28, 2016, we owned 69.1% of SSE Holdings and the non-controlling interest holders owned the remaining 30.9% of SSE Holdings.
OVERVIEW

Shake Shack is a modern day "roadside" burger stand serving a classic American menu of premium burgers, hot dogs, crispy chicken, frozen custard, crinkle cut fries, shakes, beer, wine and more. Originally founded by Danny Meyer's Union Square Hospitality Group ("USHG"), which owns and operates some of New York City's most acclaimed and popular restaurants—Union Square Cafe, Gramercy Tavern, Blue Smoke, The Modern at the Museum of Modern Art, Maialino, North End Grill, Untitled, Marta and Daily Provisions—Shake Shack originated as a hot dog cart in 2001 to support the rejuvenation of New York City's Madison Square Park through its Conservancy's first art installation, "I Y Taxi." The hot dog cart was an instant success, with lines forming daily throughout the summer months for the next three years. In response, the city's Department of Parks and Recreation awarded Shake Shack a

Shake Shack Inc. Form 10-K | 2

contract to create a kiosk to help fund the park's future. In 2004, Shake Shack officially opened and immediately became a community gathering place for New Yorkers and visitors from all over the world and has since become a beloved New York City institution, garnering significant media attention, critical acclaim and a passionately-devoted following. Since its inception, Shake Shack has grown rapidly—with 114 Shacks, as of December 28, 2016, in 13 countries and 16 states, as well as the District of Columbia—and we continue to expand outside our home market bringing the Shake Shack experience to new customers around the world.
Shake Shack's fine dining heritage and commitment to community building, hospitality and the sourcing of premium ingredients have helped us pioneer what we believe is a new "fine casual" restaurant category. Fine casual couples the ease, value and convenience of fast casual with the high standards of excellence grounded in our fine dining heritage: thoughtful ingredient sourcing and preparation, hospitality and quality. As a pioneer in this new category, we strive to maintain the culinary traditions of the classic American burger stand, while providing our guests with a menu of inspired food and drinks, made with carefully sourced and quality ingredients.
THE SHACK PACT

Our commitment to the Shack Pact is stronger than ever. This is the agreement that every employee makes at Shake Shack to lead our company with integrity, with purpose and with intention. It’s our mission and vision. Quite simply: it’s What We Do and Who We Are and it’s the ethos of our work each and every day as we grow Shake Shack. The Shack Pact™ is prominently displayed in the team member areas of every Shack, on the inside cover of the Shackademics™ book (our training manual) and acts as the template for every pre-meal meeting agenda (daily Shack team meeting).
WHAT WE DO:
We Stand For Something Good
WHO WE ARE:
We Are Boundless Hospitality
Hopsitality is in our DNA. We take great pride in our culture and believe that it is the single most important factor in our success. Our mission to Stand For Something Good® permeates throughout every Shack we build, every ingredient we source and every team member we hire. We take care of each other first and foremost so that we can take care of our guests, our community, our suppliers and our investors. We aim to recruit people who have integrity, who are warm, friendly, motivated, caring, self-aware and intellectually curious—what we call "51%'ers." We use the term "51%" to describe the inherent interpersonal and emotional skills needed to thrive on the job and "49%" to describe the technical skills needed for the job. Our 51%'ers are excited and committed to champion performance, remarkable and enriching hospitality, embodying our culture, and actively growing themselves and the brand. Danny Meyer's original vision of Enlightened Hospitality™ guided the creation of the unique Shake Shack culture that, we believe, creates a differentiated experience for our guests at each of our Shacks around the world. Our team is trained to understand and practice the values of Enlightened Hospitality: caring for each other, caring for our guests, caring for our community, caring for our suppliers and caring for our investors. These principles have been championed by Danny Meyer throughout his career and are detailed in his New York Times best-selling book Setting the Table: The Transforming Power of Hospitality in Business, and they are fundamental to the way we operate our business.
The Bigger We Get, the Smaller We Act
With every passing year, this mantra continues to drive and challenge our strategy. As we continue to grow, it's more important than ever that we cherish our roots, continue the ethos that led to the creation of Shake Shack and to never veer from our original vision. We make decisions that focus on the core of who we are, staying true to our mission to Stand For Something Good and the principles of Enlightened Hospitality. These principles drive us to seek out the finest team members, the tastiest ingredients, the best suppliers and the best community partners.

3 | Shake Shack Inc. Form 10-K

Hospitality in the Digital Age
In January 2017 we launched our first mobile ordering app for IOS nationwide. The launch of our Shack App is just another way we are trying to meet our guests where they are and provide a whole new way to experience Shake Shack. The Shack App was developed to elevate the in-Shack guest experience, resulting in shorter pick-up times and convenient mobile ordering. Guests can order Shake Shack when they want it and right from their phone. With the new Shack App, guests can pick their food, choose an available pick-up time and it will be cooked-to-order and timed to their arrival. The Shack App features the Shack classics—all-natural beef burgers, flat-top dogs, chicken, frozen custard, crinkle cut fries and more—and includes all of the mobile ordering essentials: guests can find Shacks via a location finder; pick from their favorite orders; keep track of food allergies; access nutritional information; see the latest events and promos; connect to all Shake Shack social media channels and share feedback.
We Are a Team: We Take Care of Each Other
Our people make all the difference. More than ever, it’s incredibly important to invest in our team. We believe the unity that we have built amongst our Shack teams and across the Company as a whole is a key driver of our ability to deliver a great guest experience and, therefore, continue to successfully grow our footprint. We seek to be the employer of choice by offering above industry average compensation in most markets, comprehensive benefits and a variety of incentive programs. As wages rise across all income levels, we continue to play offense to compensate our team at the right wage for their long term development. We believe that team members who are treated and trained well will deliver Enlightened Hospitality and a superior guest experience. Through our leadership development programs, we teach our team members the principles of Enlightened Hospitality and how to live and breathe our Shack Pact, the agreement that encompasses our value system and brand ethos. Ultimately, we know when we have the best team, we will reach our stated goals.
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
The Shacksperience and Steppin' Up Model
The goal of our training programs is to develop leaders and to cross-utilize team members throughout our operations. We call our team member life cycle and overall employment experience, The Shacksperience™. The Steppin' Up Model is the growth model for Shake Shack employees which defines the steps in the employment life cycle, beginning with the team member position and working up through the general manager position. It clarifies the eligibility requirements and training necessary for each position, outlines the growth opportunities at all levels of the organization and furthers our philosophy of "leaders training future leaders." By creating this visual model, employees have a clear view of the career progression for a Shack employee, which in turn helps foster communication in achieving these goals. We train our culture and guiding principles first, then move to menu knowledge, followed by a focus on operational training. We believe that everyone learns differently and our training programs use various formats: online interactive, video, hands-on and paper-based. Every team member has access to ShackSource™, our proprietary online training portal, which is used not only as a learning platform, but also as a communication tool for our team. ShackSource also allows team members to send recognition messages, comments, praise and thanks to their fellow team members across the Company.
We care about our team and want to set them up for success in the future, both at Shake Shack and in their careers. We continue to invest in training materials that teach our team members how to reach the next step of the Steppin' Up Model. We've also developed training manuals on how to become a leader at Shake Shack. These training manuals lay out the specific certifications, procedures and modules each team member needs to complete in order to move up to the next level. In fiscal 2016 we created the shift manager position, a level between a team member and manager, which introduces the team member to certain managerial-level skills before making the full transition to manager. This is just one way we try to set our future leaders up for success and develop the leaders we need to meet our growth plans.

Shake Shack Inc. Form 10-K | 4

We Are Fine Casual: Inspired Food and Drink
We embrace our fine-dining heritage and are committed to sourcing premium, sustainable ingredients, such as all-natural, hormone and antibiotic-free beef, chicken and bacon, while offering excellent value to our guests. Our core menu remains focused, and is supplemented with targeted innovation inspired by the best versions of the classic American roadside burger stand. Always focused on culinary creativity and excellence, we collaborate with award-winning chefs, talented bakers, farmers and artisanal purveyors who work with us in different and engaging ways. We never stop looking for the best ingredients and the best culinary partners in order to exceed our guests' expectations in every aspect of their experience. As we grow across the country, we are excited to collaborate even more with the talented chefs and suppliers who are leading our industry.
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

Burgers & Chicken
Our burgers are made with a proprietary whole-muscle blend of 100% all-natural, hormone and antibiotic-free Angus beef, ground fresh daily, cooked to order and served on a non-GMO potato bun. We take great care in the preparation of our burgers—from sourcing, to handling, to cooking—to ensure that the taste and quality of the burgers we serve is second to none. Our signature burger is the ShackBurger®, which is a four-ounce cheeseburger topped with lettuce, tomato and ShackSauce™. Our burger offerings also include the SmokeShack®, 'Shroom Burger™ (our vegetarian burger), Shack Stack® and Hamburger. In fiscal 2016, we launched our newest menu item company-wide, the Chick’n Shack™, which is a 100% all-natural, hormone and antibiotic-free cage-free chicken breast, slow cooked in buttermilk herbs, hand-battered, hand-breaded and crisp-fried to order.

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

Hot Dogs
Shake Shack was born from a hot dog cart in 2001 and we believe that our hot dog category gives our guests another premium category from which to choose. Both our beef hot dogs and our chicken dogs are made from 100% all-natural, hormone and antibiotic-free beef and chicken. Our signature Shack-cago Dog® is our nod to the classic Chicago-style hot dog, topped with Shack relish, onion, cucumber, pickle, tomato, sport pepper, celery salt and mustard.

Frozen Custard
Our premium, dense, rich and creamy ice cream, hand-spun daily on-site, is crafted from our proprietary vanilla and chocolate recipes using only real sugar (no corn syrup) and milk from dairy farmers who pledge not to use artificial growth hormones. Shakes remain our guests' favorite in this category and are scooped and spun to order. Our concretes are made by blending frozen custard at high speed with premium mix-ins. Since each Shake Shack intends to engage its community, each Shack has signature concretes, distinct to its location, that use locally-sourced mix-ins made by artisanal producers whenever possible.

5 | Shake Shack Inc. Form 10-K

Beer, Wine and Beverages
Our proprietary ShackMeister® Ale, brewed by Brooklyn Brewery, was specifically crafted to complement the flavor profile of a ShackBurger. At select locations, we also offer local craft beers tailored to each Shack's geography. When it comes to wine, our organic and biodynamic Shack Red® and Shack White®, grown and bottled exclusively by Frog's Leap Vineyards in Napa Valley, accentuate our fine dining ethos and provide our guests with premium beverage options not commonly found in our industry. In addition, we serve Abita Root Beer, Shack-made Lemonade, organic fresh brewed iced tea, Fifty/Fifty™ (half lemonade, half organic iced tea), Stumptown cold brew coffee, Honest Kids organic apple juice and Shack|20® bottled water, from which 1% of the sales supports the clean-up of water sources around the world.

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
Shack-Wide Limited Time Offerings
We continued our LTO program through fiscal 2016 where we featured a new premium burger for approximately six months. We will continue to supplement our core menu with targeted innovation inspired by the best versions of the classic American roadside burger stands.

▪
Chick'n Shack — In January 2016 we launched the Chick'n Shack nationwide at all of our domestic-company operated Shacks and certain international markets, and it has since become a permanent and top-selling menu item. The Chick'n Shack is crafted from a 100% all-natural, hormone and antibiotic-free cage-free chicken breast slow-cooked in creamy buttermilk marinade, hand-dipped into Shack-made batter, dredged through seasoned flour and crisp-fried. It's topped with pickles, crisp shredded lettuce and a tangy Shack-made butttermilk herb mayo made with chives, parsley and thyme.

▪
Bacon CheddarShack — In June 2016 we launched the limited edition Bacon CheddarShack nationwide. The Bacon CheddarShack is a 100% all-natural Angus beef hamburger topped with smoked Niman Ranch bacon and Wisconsin aged cheddar cheese sauce. To complement this burger LTO, we also offered Bacon Cheddar Fries, which are topped with smoked Niman Ranch bacon and Wisconsin aged cheddar cheese sauce.

▪
Shake of the Week — We continued with our custard calendar through fiscal 2016 and promoted the Shake of the Week. Every single flavor of frozen custard could be hand-spun into rich, creamy and deliciously dense shakes. During the summer of 2016 we offered featured shakes, including the Blueberry Pie Oh My shake or concrete—a rich and creamy vanilla frozen custard blended with a slice of Four & Twenty Blackbirds blueberry pie and topped with whipped cream—and the Chocolate Cookies and Cream shake. Additionally, during the 2016 holiday season, we brought back the trio of holiday shakes at all Shacks—Pumpkin Pie, Chocolate Peppermint and Christmas Cookie—which were a huge hit. Moving forward into 2017, we will be replacing the Shake of the Week with a trio of seasonal shakes, offering our guests a new slate of premium shake offerings for extended periods of time.

Shake Shack Inc. Form 10-K | 6

Exclusive Offerings
In addition to supplementing our menu with LTOs, we also seek to create new and exciting offerings that are inspired by local favorites or special events. Some of our exclusive offerings from fiscal 2016 include:

▪
Salt & Pepper Honey Chick'n — The Salt & Pepper Honey Chick’n is a crispy all natural cage-free chicken breast topped with a sprinkle of ground black pepper and a drizzle of salted honey and served on a pillowy potato non-GMO bun, offered at our Brooklyn Shacks in October 2016 for a limited time. The Salt & Pepper Honey Chick'n took home first prize at the Chicken Coupe during the 2016 New York City Wine and Food Festival.

▪
Shack Corn Dog — For a limited time at our Mall of America, Forest Hills and Upper East Side Shacks, we brought back the Shack Corn Dog, a Vienna all-beef hot dog dipped in Shack-made corn batter, cooked golden brown.

▪	Lockhart Link Burger™ — This Texas exclusive cheeseburger is topped with a griddled Kreuz Market jalapeno cheese sausage link, ShackSauce and pickles.

▪	Shack Apple Turnover — This sweet breakfast addition is a crispy Four & Twenty Blackbirds apple turnover dusted with cinnamon sugar, available at limited New York City Shacks serving breakfast.
Chef Collaborations
Our fine dining heritage has enabled Shake Shack to team up with some of the world's best chefs for short-term special menu items. We devote significant resources to menu innovation and are frequently invited to participate and compete in chef events such as the South Beach Wine and Food Festival's Burger Bash, which allows us to test out new creations that can often lead to the introduction of new items. Some of our more notable collaborations in fiscal 2016 include:

▪
Crispy Peking Chicken — In April 2016, we collaborated with celebrated chef Erik Bruner-Yang to create the Crispy Peking Chicken, which consists of a crispy chicken breast with Maketto hoisin sauce, pickle, cucumber and scallion. This limited-edition menu item was only available at Shacks in the D.C., Maryland and Virginia area.

▪
Coppa Burger — For the first chef collaboration in Massachusetts, we teamed up with Boston chefs Jamie Bissonnette and Ken Oringer to create the Coppa Burger, a limited edition burger named after and inspired by their award-winning Italian restaurant in Boston’s South End. The Coppa Burger is a 100% all-natural Angus beef hamburger topped with provolone cheese, griddled mortadella, cherry peppers, caramelized onions, mayo and shredded lettuce. The limited-edition burger was only available at our five Massachusetts Shacks.

▪
Son of a Gun Chick'n Shack — At our very own Madison Square Park Shack on October 28th, 2016, we reunited with L.A. chefs Jon Shook and Vinny Dotolo of Animal and Son of a Gun to create the "Son of a Gun Chick’n Shack", a crispy chicken breast with spicy B&B pickle slaw and rooster aioli.

▪
Harry's Shorty Burger — During the Miami Art Week, we offered the Harry's Shorty Burger at two of our Florida locations, which featured all the toppings of Harry’s signature Short Rib Pizza—juicy slow-roasted beef short rib, caramelized onions, arugula and gruyère cheese—all stacked on Shake Shack’s 100% all-natural, antibiotic-free Angus beef burger. In addition to this exclusive offering, Harry's Pizzeria featured the classic flavors of Shake Shack’s Shack-cago Dog with a fire-roasted Vienna beef hot dog, mustard-mornay cheese sauce, sport peppers, pickles, tomatoes and onions all tied together with fontina cheese and Harry’s tender, blistered pizza crust.

▪
Little Goat Burger — In celebration of the Chicago Cubs' World Series victory, we teamed up with Chef Stephanie Izard of Little Goat Diner, and created a special celebratory burger for parade day. The Little Goat Burger was a limited-edition cheeseburger topped with spiced goat chili from Little Goat Diner, pickled peppers and sour cream, on a toasted potato bun, available for one day at two of our Chicago Shacks.

▪
Den Shack — To mark the one-year anniversary of our first Shack in Tokyo, we worked with Zaiyu Hasegawa, the chef and owner of Tokyo’s two Michelin-starred Jimbocho Den, and created the Den Shack, an all-natural 100% Angus beef burger topped with applewood-smoked bacon, DEN miso ShackSauce, sansho pepper and house-pickled cucumbers, offered exclusively at the Meiji-Jingu Gaien Shack.

7 | Shake Shack Inc. Form 10-K

We Are A Warm Community Gathering Place
Design Philosophy
The experience of being at Shake Shack continues to drive our strategy. Throughout fiscal 2016, and looking forward, we continued to enhance our design capability, simultaneously designing some of our most dynamic Shacks while gaining efficiency in the design process to prepare for the scalability of development ahead. The design of our Shacks is critical to the Shake Shack experience and we blend our core brand identifiers with features specifically designed for each Shack to be of its place and connect directly with its neighborhood. Whether domestic or international, we are passionate about securing vibrant sites and creating unique designs that give each Shack a hand-crafted look, are locally focused, and are appropriate for their respective communities. A typical domestic company-operated Shack is between 3,000 and 3,500 square feet with interior seating for between 75 and 100 guests. Additionally, whenever possible, our domestic company-operated Shacks feature either outdoor seating or easy access to a park or green space. We use high-quality tactile materials, warm lighting that focuses on every table and highlights the textured walls and seating layouts that encourage guests to relax and stay for a while. We take great care to build each Shack with thoughtful design, including distinctive architectural features, and compelling eco-friendly touches, such as a solar roof in a few of our free-standing Shacks—all while taking key inspiration from our first home in Madison Square Park. The original Shake Shack in Madison Square Park was designed by SITE Architecture and Design, led by James Wines and Denise Lee, in collaboration with Pentagram, led by Paula Scher. This design set the tone for a dynamic dialogue inside the park and our surrounding neighborhood that continues to drive our designs today. The overall atmosphere of our new Shacks evoke the very best from the original park kiosk, as well as the best of the fine dining experience in terms of the quality of design, materials used, lighting and music. We are mindful that each new Shack should embody the experience of the Madison Square Park Shake Shack—the line, the kiosk style, the experience of ordering food made just for you and the energetic open kitchen.
Each Shack is specifically designed to be of its place and connect with its neighborhood, but we have developed a number of iconic brand identifiers common to every Shack, including wrap-around steel beams, open kitchens, large distinctive menu boards and tables made from reclaimed bowling lanes from New York. Although no two Shacks are alike, we believe that these brand identifiers are key components to the expression of the brand and the experience of Shake Shack.
Often during the construction of new Shacks, particularly those in new markets, we re-imagine the often uninspiring plywood barriers that surround a construction site and use this as a canvas to begin the process of introducing Shake Shack to the community prior to our opening. For instance, for our first Shack in California, we commissioned a public art piece, called the "Happy Wall," where passers-by could interact with the wall and create inspiring messages for the neighborhood. Additionally, during the construction of our Gangnam Avenue Shack in Seoul, South Korea, we had an engaging art installation where guests could meet up on the installation’s custom built-in seats, plug in and power up using complimentary smart phone charging stations; inspired by the charming New York City lights, the art installation illuminated at dusk alongside the lively Gangnam night lights.
Today, we continue to evolve our timeless designs through the engagement of different designers from around the country.  We continue to develop our prototypes, “classic” Shack designs, free-standing, in-line and unique, one-of-a-kind formats.  We are constantly pushing to be more creative and nimble, allowing us to ramp up our growth while making the Shack experience even more dynamic and accessible. In fiscal 2016, we introduced our second generation prototype model: a 3,200 square foot free-standing Shack that fits well in suburban locations, designed with more efficient use of materials while still offering the same full guest experience. Additionally, we have been adapting to smaller footprints, proving our versatility and the ability to enter and flourish in a variety of spaces. An example of this versatility is evident at our Shack at Penn Station where we have executed a great transit design for the commuter-on-the-go.
Beloved Lifestyle Brand
Since 2004, we have become a globally recognized brand with outsized consumer awareness relative to our current footprint of 114 Shacks, opening our first international Shack after only seven domestic Shacks. Shake Shack has become a New York City institution, a vibrant and authentic community gathering place that delivers an unparalleled experience to our loyal guests and a broad, global demographic. Shake Shack grew up alongside the emergence of social media and has benefited from an ongoing love affair with passionate fans who share their real-time experiences with friends. We aim to establish genuine connections with our guests and the communities in which they live. Shake Shack continues to be recognized in global media with impressions garnering attention well beyond our size.

Shake Shack Inc. Form 10-K | 8

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
Digital and Social Media
Much like we design our Shacks to be community gathering places, we execute a social media strategy that creates an online, on-brand community gathering place. Our guests and fans easily connect with us through Facebook, Instagram, Twitter, Tumblr, Pinterest and Snapchat. We recognize the impact of social media on today's consumers and we use these platforms to share information with our guests about new menu items, new Shack openings and other relevant Shake Shack information. As of December 28, 2016, we had approximately 219,000 Facebook fans, 329,000 Instagram followers and 68,000 Twitter followers. We communicate with our fans in creative and organic ways that both strengthen our connection with them and increase brand awareness. We use Facebook live-streaming to post videos including interviews with our culinary partners, Shack leaders and sneak peeks into our new Shacks. Snapchat is a new addition to the way we are able to connect with our guests by posting original video and photo content that tout our food, specials, events and community in clever ways. In June 2016, we ranked #4 on Restaurant Social Media Index's top 250 restaurant brands, which is measured on influence, sentiment and engagement.
The launch of our Shack App provides a new way to experience Shake Shack and promote our signature menu items as well as our creative promotions. In addition to our social media presence, the Shack App is another digital tool that allows us to further expand our brand awareness and increase connectivity with our guests. Guests will have the opportunity to take advantage of certain promotions and vouchers featured on the Shack App. After we launched the Shack App nationwide in January 2017, we ran a company-wide promotion offering a free single ShackBurger to each guest who downloads the new Shack App. In addition to the Shack App, we also made enhancements to our shakeshack.com website, which include a mobile-friendly interactive digital tool featuring allergen and nutritional data, dedicated Shack App page and a Shack city guide section with local geo-mapping.
We are continually engaging our guests in line and sharing stories with them as they wait in the Shack. In the second quarter of 2016 we started implementing a new digital menu board in our Forest Hills and Upper West Side Shacks. The new digital menu board not only displays our featured items, but also messages about people and products we choose to partner with and shares our Stand For Something Good stories. We will continue to roll these digital menu boards out to our other Shacks throughout 2017 and 2018.
Community and Charitable Partners
Each Shack focuses on conveying a consistent national brand message while also tailoring marketing efforts to each Shack. We always have menu items that feature local ingredients and beers that are specific to each Shack's community. We also aim marketing efforts at local events which help position Shake Shack as a premium brand that is connected to its neighborhood through participating in local celebrations and developing relationships within the community. Outside of local events, each Shack has a local charity partner to which it donates 5% of the sales from one regionally-themed concrete. The Shack in Miami Beach, for instance, features the "Vice Crispy Treat," and donates 5% of this item's sales to the Nicklaus Children's Hospital. Our Mall of America Shack features the "Malt of America" concrete and donates 5% of the sales to Open Arms of Minnesota.
In addition to each Shack's local charity partner, Shacks will also participate or host other local charitable events. Some examples include:

▪
Mayo's LineShacker — In January 2016, we teamed up with Jerod Mayo of the New England Patriots and a local Boston-area bakery to create "Mayo's LineShacker," a limited-edition shake available only at our Boston Shacks, with 100% of the proceeds benefiting the Boston Medical Center.

▪
Super Fry Frickle Dog — In April 2016 we held a pop-up event at Garage in South Philly, where we served up the limited-edition Super Fry Frickle Dog—ShackMeister Ale-marinated shallots, cheddar and American cheese sauce, and crispy-fried Gordy’s Pickle Jar Thai Basil Jalapeño pickles—and Beer Nuts Concrete out of the rad food truck inside Garage’s

9 | Shake Shack Inc. Form 10-K

space. We donated all proceeds to Schuylkill Banks (which is our University City Shack’s charity partner), whose mission is to beautify and revitalize the tidal Schuylkill River.

▪
Red-Zone Dragon Concrete — Our Upper West Side Shack partnered with a local school, offering the winner of a fundraising auction the chance to design their very own concrete. The winners teamed up with our culinary director and the Red-Zone Dragon concrete was born—vanilla custard with salted caramel sauce, fresh raspberries and coconut mango glazed donut from a local bakery.

Shack Track & Field™
With our commitment to community and balance, Shake Shack offers Shack Track & Field, a free community fitness club offered on a monthly basis, open to the public of all ages and abilities. Shack Track & Field partners with local running stores and offers a variety of activities, including group runs, bike rides and yoga classes. The program is entirely free and includes a complimentary drink at the Shack after each event. Shack Track & Field currently has eight chapters in cities across the country and continues to grow.
Shack-wide Events
Shake Shack promotes annual events and limited-time offers to drive repeat visits and build intrigue among staff and guests. For example, Shacktoberfest™ is Shake Shack's ode to traditional Oktoberfest in which special sausages, beers and desserts are added to the menu for a 10-day period in the fall.
Since 2012, Shake Shack has held The Great American Shake Sale™ during the month of May to raise money and awareness for childhood hunger. During The Great American Shake Sale, we encourage guests to donate $2 in exchange for a free shake (a $5 value) at their next visit. 100% of these donations go directly to Share Our Strength's No Kid Hungry campaign. In May 2016, we raised $587,000 across our domestic company-operated Shacks for this initiative.
In August 2016, we partnered with Al Roker of the Today Show to create the Roker Burger, a 100% all-natural Angus burger topped with Niman Ranch BBQ pulled pork, double American cheese, red-eye mayo and pickles and offered it for a limited time during the month at all domestic company-operated Shacks. For each Roker Burger sold, $1 was donated to support Share Our Strength's No Kid Hungry campaign.
Pop-ups and Promotions
Throughout fiscal 2016 we continued to do innovative branding by collaborating with other chefs and creating various pop-up concepts as well as offering exciting promotions to drive brand awareness. These pop-ups are a key part of building the growing strength of the Shake Shack brand while capturing these unique moments that differentiate our brand. Some notable collaborative pop-ups and promotions include:

▪
L.A. Sneak Peek Pop-Ups – To celebrate the opening of our first California Shack in West Hollywood, we held a sneak peek pop-up where we teamed up with our soon-to-be neighbors for a series of events, including: the Infatuation LA for Backlot Beats and EEEEEATS, hosted by Hedley and Bennett, where locals came out for ShackBurgers, cocktails and activities; hosted Movie Under the Stars in the parking lot of our Shack where we did a throw back in decoration to our Madison Square Park Shack; and collaborated with chefs Jon Shook and Vinny Dotolo and offered up Son of a Gun tuna melts, ShackBurgers and Shackwiches (chocolate whoopie pies stuffed with peanut butter frozen custard and toffee).

▪
Kidrobot's Yummy World – For one day in October 2016, we teamed up with Kidrobot to transform our Madison Square Park Shack into "Yummy World," inspired by Kidrobot's Yummy World collection. We served our limited-edition Yummy World concrete—a blend of our vanilla frozen custard, Doughnut Plant doughnuts, rainbow sprinkles and strawberry jam—to Kidrobot and Comic Con fans who also received a complimentary Yummy World Blind Box Keychain while supplies lasted.

▪
The Pass & Provisions – In anticipation of the opening of our Houston Shack, in October 2016, we teamed up with chefs Seth Siegel-Gardner and Terrence Gallivan for a one-day pop-up event in the back lot of Houston's The Pass & Provisions restaurant. We served ShackBurgers, crinkle cuts, P&P’s signature pizzas and locally-inspired booze and beers, giving Houston a first taste of Shake Shack.

Shake Shack Inc. Form 10-K | 10

Product Placement
Shake Shack has been fortunate to receive considerable product placement in movies, TV shows and other media without any cost to the Company. In fact, Shake Shack has been able to charge fees for these location shoots, which have included scenes from the motion pictures Something Borrowed and Tower Heist, as well as the acclaimed HBO series The Newsroom and Showtime's Billions and Shameless. We have also been featured in segments on The Daily Show, Saturday Night Live, CBS Sunday Morning and Late Night with Jimmy Fallon.
We Are Accountable For Results
Our brand power and thoughtful approach to growth have resulted in strong performance across a variety of geographic areas and formats. We grew from 21 Shacks in fiscal 2012 to 114 Shacks in fiscal 2016 spanning 16 states, the District of Columbia and 13 countries, representing a 53% compound annual growth rate ("CAGR"). As a result of our expansion and strong performance:

▪	Our total revenue grew from $57.0 million in fiscal 2012 to $268.5 million in fiscal 2016, a 47% CAGR. Compared to fiscal 2015, total revenue increased 40.9% in fiscal 2016.

▪	Net income attributable to Shake Shack Inc. for fiscal 2016 was $12.4 million, compared to a net loss of $8.8 million for fiscal 2015.

▪
Adjusted pro forma net income, a non-GAAP measure, increased 39% to $16.8 million, or $0.46 per fully exchanged and diluted share in fiscal 2016, compared to $12.0 million, or $0.32 per fully exchanged and diluted share in fiscal 2015. For a reconciliation of adjusted pro forma, a non-GAAP measure, to net income (loss) attributable to Shake Shack Inc., see "Non-GAAP Financial Measures—Adjusted Pro Forma Net Income and Adjusted Pro Forma Earnings Per Fully Exchanged and Diluted Share" in Part II, Item 7.

•
Adjusted EBITDA, a non-GAAP measure, increased 36% to $50.2 million for fiscal 2016 from $37.0 million for fiscal 2015. For a reconciliation of Adjusted EBITDA to net income, see "Non-GAAP Financial Measures—EBITDA and Adjusted EBITDA" in Part II, Item 7.

11 | Shake Shack Inc. Form 10-K

(1)
System-wide sales consists of sales from our domestic company-operated Shacks, our domestic licensed Shacks and our international licensed Shacks. We do not recognize the sales from our licensed Shacks as revenue. Of these amounts, our revenue is limited to Shack sales from domestic company-operated Shacks and licensing revenue based on a percentage of sales from domestic and international licensed Shacks.

COMPETITION

The restaurant industry is highly competitive and fragmented, with restaurants competing on factors such as taste, price, food quality, service, location and the ambiance and condition of the restaurant. Our primary competitors include "better burger" concept restaurants, as well as other fast casual restaurants, and, to a lesser extent, quick service and casual dining restaurants. Our competition includes multi-unit national and regional chains, as well as a wide variety of locally-owned restaurants. Our competitors may operate company-owned restaurants, franchised restaurants or some combination. Many of our competitors offer breakfast, lunch and dinner, as well as dine-in, carry-out and delivery services. We may also compete with companies outside of the traditional restaurant industry, such as grocery store chains, meal subscription services and delicatessens, especially those that target customers who seek high-quality food, as well as convenience food stores, cafeterias and other dining outlets. Our competition continues to intensify as new competitors enter both the burger and fast casual segments. We also face increasing competitive pressures from some of our competitors who have recently announced initiatives to offer better quality ingredients, such as antibiotic-free meat. For more information regarding the risks we face from our competitors, who may have, among other things, a more diverse menu, greater financial resources, lower operating costs, a more well-established brand, better locations and more effective marketing than we do, see "Risks Related to Operating in the Restaurant Industry—We face significant competition for guests, and if we are unable to compete effectively, our business could be adversely affected" in Item 1A, Risk Factors.
We specifically target guests that seek an engaging and differentiated guest experience that includes great food, unique and thoughtful integration with local communities and high standards of excellence and hospitality. We believe that we are well positioned to continue to grow our market position, as we believe consumers will continue to trade up to higher quality offerings given the increasing consumer focus on responsible sourcing, ingredients and preparation. Additionally, we believe that consumers will continue to move away from the added time commitment and cost of traditional casual dining. We believe that many consumers want to associate with brands whose ethos matches their own, and that Shake Shack, with our mission to Stand For Something Good and our culture of Enlightened Hospitality, is a distinct and differentiated global lifestyle brand.

Shake Shack Inc. Form 10-K | 12

GROWTH STRATEGIES

We believe that we are well-positioned to achieve significant, sustainable financial growth. We plan to continue to expand our business, drive Shack sales and enhance our competitive positioning by executing on the following strategies:
Opening New Domestic Company-Operated Shacks
This is where our greatest opportunity for growth lies. Shake Shack’s business model remains strong and we intend to open many more Shacks. We waited nearly five years to open our second Shack, and we are still in the very nascent stage of our story, with only 64 domestic company-operated and seven domestic licensed Shacks in 16 states and Washington, D.C. as of December 28, 2016. We believe there is tremendous whitespace opportunity to expand in both existing and new U.S. markets, and we have invested in the infrastructure that will enable us to continue to grow rapidly and with discipline. In fiscal 2016, we significantly expanded our domestic company-operated footprint by opening 20 new Shacks representing a 45.5% increase in our domestic company-operated Shack count. We plan to open at least 22 new domestic company-operated Shacks each year for the foreseeable future. We believe that over the long-term we have the potential to grow our current domestic company-operated Shack footprint to at least 450 Shacks by opening domestic company-operated Shacks in new and existing markets. The rate of future Shack growth in any particular period is inherently uncertain and is subject to numerous factors that are outside of our control. As a result, we do not currently have an anticipated timeframe for such expansion. We believe we have a versatile real estate model built for growth. We have adopted a disciplined expansion strategy designed to leverage the strength of our business model and our significant brand awareness to successfully develop new Shacks in an array of markets that are primed for growth, including new and existing, as well as small and large markets. We continue to be encouraged by the success of our multi-format strategy which includes Shacks in various formats including but not limited to urban centers, free-standing pads, mall locations, lifestyle centers, train stations, airports, outlets, airports and more.
We will continue to expand in existing markets (Arizona, Boston, California, Chicago, Las Vegas, Minnesota, New York, Philadelphia, South Florida, Texas and Washington D.C.) in order to leverage operational effectiveness as we cluster in these high-density markets, but we will also enter new markets, such as Denver, Detroit, Lexington, San Antonio, San Diego and St. Louis. With only 114 Shacks around the world (as of December 28, 2016), we have identified many attractive and differentiated markets for the Shake Shack experience. In major metropolitan areas, we seek locations where communities gather, often with characteristics such as high foot traffic, substantial commercial density, reputable co-tenants and other traffic drivers such as proximity to parks, museums, schools, hospitals and tourist attractions. For every potential domestic company-operated Shack we consider, we apply rigorous financial metrics to ensure we maintain our targeted profitability.
Capitalizing on Our Outsized Brand Awareness
One of the great advantages for Shake Shack has been our birthplace and headquarters in New York City. Rarely has a brand of our type been born in New York, and from a fine dining company. This gives us a tremendous media and brand power which often outweighs our relative size. We focus our efforts on building a genuine connection with our guests and integrating into their communities through investment in innovative marketing and programming. We utilize various social media outlets to actively engage with our growing online following. In June 2016, we ranked #4 on Restaurant Social Media Index's top 250 restaurant brands, which is measured on influence, sentiment and engagement. Furthermore, we believe that our press and media impressions and industry recognition are a testament to the strength of our brand. We were listed number one on the New York Post's list of "America's 20 Best Chain Restaurants" in 2016, named as one of the "Best Burgers in the U.S." and one of the "50 best Things to Eat in NYC before you Die" in 2016 by MSN Food & Drink, named one of "The 25 Most Innovative Consumer and Retail Brands" in 2014 by Entrepreneur.com, ranked #7 in The Daily Meal's "101 Best Restaurants in America" for 2015, winner of the 2013 "Most Loved Brand of the Year" from the RIZMY Awards, "Best Burger" at the 2014 South Beach Wine and Food Festival's Burger Bash and more. Additionally, we give back to the communities in which we operate, and strengthen awareness for philanthropic causes such as Share Our Strength's No Kid Hungry campaign. Our marketing efforts focus on interacting with our guests in an authentic, innovative manner which creates memorable, meaningful experiences. The experience that we provide for our guests and local communities has generated a growing loyal following that promotes our brand through word-of-mouth. We believe that this outsized brand awareness will continue to fuel our growth in existing and new markets.

13 | Shake Shack Inc. Form 10-K

Growing Same-Shack Sales
Given the significant awareness of our brand and the excitement we have been able to generate for our market launches, our Shacks have generally opened with higher volumes and operating profits relative to their second year, following the strong initial honeymoon period. In year three, our Shacks generally mature and continue to grow from the second year base and then retain these higher volumes over time. We expect our Shacks to deliver low single digit same-Shack sales growth for the foreseeable future as the number of new Shack openings relative to our comparable Shack base remains our primary driver of growth. We do, however, continually focus on improving our same-Shack sales performance by providing an engaging and differentiated guest experience that includes new seasonal and Shack-specific offerings, technological upgrades including the Shack App, unique and thoughtful integration with local communities and high standards of excellence and hospitality. We will continue to innovate around our core menu to keep our offerings fresh, while remaining focused on our signature items.
Thoughtfully Increasing Our Licensed Shacks
We will continue to grow our licensed portfolio by expanding further domestically, in the countries in which we currently have internationally licensed operations, as well as entering new international markets. This strategy historically has been a low-cost, high-return method of growing our brand awareness and providing an increasing source of cash flow. In December 2014, we entered into an exclusive licensing arrangement with a leading retail and food operator for the development of up to 10 new Shacks in Japan over the next five years. As of December 28, 2016 we have opened three Shacks in Tokyo—at the renowned Meiji-Jingu Park, Ebisu, and at the Tokyo International Forum. In December 2015, we announced plans to enter South Korea with a new licensed partner for the development of 25 Shacks over the next 10 years, and as of December 28, 2016 we have opened two Shacks in Seoul, South Korea, in the Gangnam district and the Cheongdam neighborhood. We believe there are additional international markets that will embrace the Shake Shack concept. Domestically, we are excited to work with HMS Host, as we continue to grow in airport locations around the country, including a planned Shack in LAX Terminal 3 in late fiscal 2017. We also intend to grow in more sports arenas, and will add Minute Maid Park in Houston to our baseball lineup in fiscal 2017. Given our position in New York and the success of our current licensed Shacks at home and abroad, we continue to attract substantial interest from potential international licensees around the world and we believe we have significant opportunities to expand our licensing footprint in existing and new international markets as our team, development opportunities and supply chain matures.
See Note 19 to the consolidated financial statements included in Part II, Item 8 for financial information about geographic areas.
OPERATIONS

Sourcing and Supply Chain
Shake Shack has always been committed to working with best-in-class suppliers, across our supply chain. Our Stand For Something Good vision guides us in how we source and develop our ingredients, always looking for the best ways to provide top quality food at an excellent value and accessible to all. We pride ourselves on sourcing premium ingredients from like-minded producers—all-natural proteins, vegetarian fed, humanely raised and source verified, with no hormones or antibiotics. We're also proud to share our animal welfare policy which can be found on our Shake Shack website.
We have a regional strategy for ground beef production to ensure that we are always serving freshly ground and never frozen beef at our domestic Shacks. Initially, and around the time or our IPO, our beef production was focused in New York City. However, as we've grown around the country, we now have 10 butchers spread throughout the country who produce our burgers on a daily basis, and we will continue to partner with regional suppliers in new markets as we grow.
We have a limited number of suppliers for our major ingredients, including beef patties, potato buns, custard, Portobello mushrooms and cheese sauce. In fiscal 2016, we purchased all of our (i) ground beef patties from seven suppliers, with approximately 70% of our ground beef patties supplied by one supplier, (ii) chicken breast from one supplier, (iii) potato buns directly from one supplier, (iv) custard base from two suppliers, (v) 'Shroom Burgers from two suppliers, with approximately 75% of our 'Shroom Burgers supplied by one supplier and (vi) ShackSauce from one supplier. We have developed a reliable supply chain and continue to focus on identifying alternative sources to avoid any possible interruptions of service and product.

Shake Shack Inc. Form 10-K | 14

Distribution
We contract with one distributor, which we refer to as our "broadline" distributor, to provide virtually all of our food distribution services in the United States. As of December 28, 2016, approximately 84% of our core food and beverage ingredients and 100% of our paper goods and chemicals, collectively representing approximately 48% of our purchases, were processed through our broadline distributor for distribution and delivery to each Shack. As of December 28, 2016, we were utilizing 12 affiliated distribution centers to supply our domestic company-operated Shacks. We recognize that the safety and consistency of our products begins with our suppliers. Suppliers must meet certain criteria and strict quality control standards in the production and delivery of our food and other products. We regularly evaluate our broadline distributor to ensure that the products we purchase conform to our standards and that the prices they offer are competitive.
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
Site Selection
Shake Shack is ultimately about the guest experience and our site selection focuses on choosing great sites where people want to be together. Our site selection process is actively led by our Real Estate Committee, which meets regularly and follows a detailed approval process to ensure quality, fiduciary responsibility and overall adherence to our strategic growth goals. We invest in analytical tools for extensive demographic analysis and data collection for both existing and new potential sites. In addition to our in-house team of experienced real estate professionals, we use a national real estate broker to manage a network of regional brokers in order to leverage external resources in pursuit of pipeline development and consistent deal flow.
Construction
A typical Shack takes between 14 and 16 weeks to build. In fiscal 2016 the cost to build a new Shack ranged from approximately $1.2 million to $3.4 million, with an average near-term build cost of approximately $1.8 million, excluding pre-opening costs. We use a number of general contractors on a regional basis and employ a mixed approach of bidding and strategic negotiation in order to ensure the best value and highest quality construction.
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
In fiscal 2016 we introduced our first-ever mobile ordering Shack App for iOS where guests are able to order Shack menu items directly from their phone. It was launched at select Shacks in October 2016 and rolled out nationwide in January 2017. The Shack App was created in collaboration with several key external partners, aiding in the mobile production, mobile ordering platform, guest engagement platform and digital experience testing services during its development. Information from the Shack App indirectly interfaces with our point-of-sale system. We will continue to invest in the future development of the Shack App, including a version for Android.

15 | Shake Shack Inc. Form 10-K

Our back-office computer systems are designed to assist in the management of our domestic company-operated Shacks and provide real-time labor and food cost management tools. These tools provide the home office and operations management quick access to detailed business data and reduces the amount of time spent by our Shack-level managers on administrative needs.
INTELLECTUAL PROPERTY

Since our inception, we have undertaken to strategically and proactively develop our intellectual property portfolio by registering our trademarks and service marks worldwide. As of December 28, 2016, we had 19 registered marks domestically, including registrations in our core marks ("Shake Shack," "Shack Burger," "" and "") and certain other marks, such as Stand for Something Good. Internationally, we have registered our core marks in over 80 countries spanning six continents. These marks are registered in multiple international trademark classes, including for restaurant services, food services, non-alcoholic beverages and apparel. We also own the domain www.shakeshack.com as well as over 300 other domain names for use in other markets.
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
SEASONALITY

Our business is subject to slight seasonal fluctuations in that our Shack sales are typically nominally higher during the summer months, affecting our second and third quarters in a fiscal year. Additionally, given our use of a fiscal calendar, there may be some fluctuations between quarters due to holiday shifts in the calendar year.

Shake Shack Inc. Form 10-K | 16

EMPLOYEES

As of December 28, 2016, we had 3,521 employees, of whom 3,000 were hourly team members, 419 were Shack-level managers and 102 were home office personnel.
EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age and position held by each of our executive officers as of December 28, 2016 is set forth below.

Name	Age	Position
Randy Garutti	41	Chief Executive Officer and Director
Jeff Uttz	48	Chief Financial Officer
Peggy Rubenzer	53	Senior Vice President, People Resources
Randy Garutti has served as Shake Shack's Chief Executive Officer and on the Board of Directors since April 2012. Prior to becoming Chief Executive Officer, Mr. Garutti served as Chief Operating Officer of SSE Holdings since January 2010. Mr. Garutti has worked with USHG and Mr. Meyer for over 17 years. Prior to leading Shake Shack, Mr. Garutti was the Director of Operations, overseeing the operations for all USHG restaurants. In addition, Mr. Garutti served as General Manager of Union Square Cafe and Tabla, both of which won numerous accolades in the hospitality industry. Mr. Garutti graduated from Cornell University's School of Hotel Administration in 1997. Mr. Garutti was selected to our board of directors because of his leadership role in our development and growth and because he possesses particular knowledge and experience in strategic planning and leadership in the hospitality business.
Jeff Uttz has served as Shake Shack's Chief Financial Officer since September 2013. Mr. Uttz has over 25 years of restaurant finance experience. Prior to joining Shake Shack, Mr. Uttz was the Chief Financial Officer of Yard House, where he led the expansion of Yard House from three units when he began to over 40 units when Yard House was acquired by Darden Restaurants, Inc. Prior to Yard House, Mr. Uttz held a number of positions at CKE Restaurants, Inc., working his way up from Manager of Corporate Banking to Vice President of Finance. During his tenure, Mr. Uttz participated in two major acquisitions, when CKE purchased the Hardee's chain as well as the units owned by Hardee's largest franchisee. Mr. Uttz began his career at KPMG where he served a number of clients within the restaurant and hospitality sector and attained his C.P.A. Mr. Uttz attended California State University, Fullerton, where he earned a Bachelor of Arts in Business Administration, Accounting Concentration. In January 2017, it was announced that Jeff Uttz will retire as Chief Financial Officer in March 2017.
Peggy Rubenzer has served as our Senior Vice President, People Resources since March 2015. Prior to that, Ms. Rubenzer served as our Vice President, People Resources since February 2014 and Director of Training since December 2011. Ms. Rubenzer has over 25 years of human resources and training expertise. As Senior Vice President, People Resources at Shake Shack, Ms. Rubenzer leads the company's training, leadership development and human resources functions and supports the success of the teams through training, tools and resources. Prior to joining us in December 2011, Ms. Rubenzer spent 10 years at P.F. Chang's China Bistro in VP roles in both HR and Training. During her tenure at P.F. Chang's, Ms. Rubenzer was instrumental in growing the full and quick service concepts unit count from 82 to 360, supporting a head count of 30,000 employees. Prior to that, Ms. Rubenzer spent 10 years at Southwest Airlines, during which time she oversaw the recruiting and human resources functions for the Midwest region supporting the operation in 15 cities, as well as the company's growth and expansion to the Northeast.

17 | Shake Shack Inc. Form 10-K

AVAILABLE INFORMATION

Our website is located at www.shakeshack.com, and our investor relations website is located at http://investor.shakeshack.com. We are subject to the informational requirements of the Securities Exchange Act of 1934 (the "Exchange Act") and file or furnish reports, proxy statements and other information with the U.S. Securities and Exchange Commission ("SEC"). Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, statements of changes in beneficial ownership and amendments to those reports are available for free on our investor relations website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases as part of our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by subscribing to email alerts. We also make certain corporate governance documents available on our investor relations website, including our corporate governance guidelines, board committee charters, codes of conduct and ethics, as well as certain company policies.
The contents of our websites are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Shake Shack Inc. Form 10-K | 18

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
We operate in a highly competitive and ever-changing environment. Our long-term success is dependent on our ability to identify, develop and execute appropriate business strategies within this environment. Our current strategies include:

▪	opening new domestic company-operated Shacks;

▪	capitalizing on our outsized brand awareness;

▪	growing same-Shack sales; and

▪	thoughtfully increasing our licensed Shacks, both domestically and abroad.
We may experience challenges in achieving the goals we have set and we may be unsuccessful in executing on our strategies once identified. Conversely, we may also execute on poorly designed strategies that prove to be ineffective or require us to make substantial changes to our strategy in order to produce the desired results. Our strategies may expose us to additional risks, and strategies that have been successful for us in the past may fail to be so in the future. We may incur significant costs and damage our brand if we are unable to identify, develop and execute on appropriate business strategies, which could have a material adverse impact on our business and results of operations.
Our primary growth strategy is highly dependent on the availability of suitable locations and our ability to develop and open new Shacks on a timely basis and on terms attractive to us.
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
The number and timing of new Shacks opened during any given period may be negatively impacted by a number of factors including:

▪	the identification and availability of attractive sites for new Shacks;

▪	difficulty negotiating suitable lease terms;

▪	shortages of construction labor or materials;

▪	recruitment and training of qualified personnel in the local market;

▪	our ability to obtain all required governmental permits, including zonal approvals;

▪	our ability to control construction and development costs of new Shacks;

▪	competition in new markets, including competition for appropriate sites;

▪	failure of the landlords to timely deliver real estate to us and other landlord delays;

19 | Shake Shack Inc. Form 10-K

▪	the proximity of potential sites to an existing Shack, and the impact of cannibalization on future growth;

▪	anticipated commercial, residential and infrastructure development near our new Shacks; and

▪	the cost and availability of capital to fund construction costs and pre-opening costs.
Accordingly, we cannot assure you that we will be able to successfully expand as we may not correctly analyze the suitability of a location or anticipate all of the challenges imposed by expanding our operations. Our growth strategy, and the substantial investment associated with the development of each new domestic company-operated Shack, may cause our operating results to fluctuate and be unpredictable or adversely affect our profits. In addition, as has happened when other restaurant concepts have tried to expand, we may find that our concept has limited appeal in new markets or we may experience a decline in the popularity of our concept in the markets in which we operate. If we are unable to expand in existing markets or penetrate new markets, our ability to increase our revenues and profitability may be materially harmed or we may face losses.
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
Additionally, many of our current domestic company-operated Shacks are located in high volume urban markets. As we expand, this percentage will decline and as a result we do not expect to maintain our current average unit volumes ("AUVs") and Shack-level operating profit margins and our business, financial condition and results of operations may be adversely affected.

Shake Shack Inc. Form 10-K | 20

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
Our mission to Stand For Something Good is a significant part of our business strategy and who we are as a company. It's our commitment to all that is good in the world and reflection of how we embrace our values both internally and externally. We pride ourselves on sourcing premium ingredients from like-minded producers—all natural proteins, vegetarian fed, humanely raised and source verified, with no hormones or antibiotics. We are dedicated to using sustainable materials and equipment whenever possible, such as handmade tabletops constructed from reclaimed bowling alleys, as well as being committed to achieving ethical and humane practices for the animals in our supply chain. We also strive to be the best employer and a good citizen in each community we call home.
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

21 | Shake Shack Inc. Form 10-K

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
We have a limited number of suppliers for our major ingredients, including beef patties, potato buns, custard, portobello mushrooms and cheese sauce. In fiscal 2016, we purchased all of our (i) ground beef patties from seven suppliers, with approximately 70% of our ground beef patties supplied by one supplier; (ii) chicken breast from one supplier; (iii) potato buns directly from one supplier, which operates two facilities; (iv) custard base from two suppliers; (v) 'Shroom Burgers from two suppliers, with approximately 75% of our 'Shroom Burgers supplied by one supplier; and (vi) ShackSauce from one supplier. Due to this concentration of suppliers, the cancellation of our supply arrangements with any one of these suppliers or the disruption, delay or inability of these suppliers to deliver these major products to our Shacks may materially and adversely affect our results of operations while we establish alternate distribution channels. In addition, if our suppliers fail to comply with food safety or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted. We cannot assure you that we would be able to find replacement suppliers on commercially reasonable terms or a timely basis, if at all.
We contract with one distributor, which we refer to as our "broadline" distributor, to provide virtually all of our food distribution services in the United States. As of December 28, 2016, approximately 84% of our core food and beverage ingredients and 100% of our paper goods and chemicals, collectively representing 48% of our purchases, were processed through our broadline distributor for distribution and delivery to each Shack. As of December 28, 2016, we were utilizing 12 affiliated distribution centers and each distribution center carries two to three weeks of inventory for our core ingredients. In the event of a catastrophe, such as a fire, our broadline distributor can supply the Shacks affected by their respective distribution center from another affiliated distribution center. If a catastrophe, such as a fire, were to occur at the distribution center that services the Shacks located in New York and New Jersey, we would be at immediate risk of product shortages because that distribution center supplies 34% of our domestic company-operated Shacks as of December 28, 2016, which collectively represented 47% of our Shack sales for fiscal 2016. The other 11 distribution centers collectively supply the other approximately 66% of our domestic company-operated Shacks which represented the remaining 53% of our Shack sales.
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

Shake Shack Inc. Form 10-K | 22

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
Shake Shack is a small, but growing brand. We incur costs and expend other resources in our marketing efforts to attract and retain guests. Our strategy includes public relations, digital and social media, promotions, and in-store messaging, which require less marketing spend as compared to traditional marketing programs. Currently, the amount of discounted promotions and advertising we do is nominal. As the number of Shacks increases, and as we expand into new markets, we expect to increase our investment in advertising and consider additional promotional activities. Accordingly, in the future, we will incur greater marketing expenditures, resulting in greater financial risk and a greater impact on our Company.
We rely heavily on social media for many of our marketing efforts. If consumer sentiment towards social media changes or a new medium of communication becomes more mainstream, we may be required to fundamentally change our current marketing strategies which could require us to incur significantly more costs.
Some of our marketing initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenues. Additionally, some of our competitors have greater financial resources, which enable them to spend significantly more on marketing and advertising than we are able to at this time. Should our competitors increase spending on marketing and advertising or our marketing funds decrease for any reason, or should our advertising and promotions be less effective than those of our competitors, there could be a material adverse effect on our results of operations and financial condition.
We rely on a limited number of licensees for the operation of our licensed Shacks, and we have limited control with respect to the operations of our licensed Shacks, which could have a negative impact on our reputation and business.
We rely, in part, on our licensees and the manner in which they operate their Shacks to develop and promote our business. As of December 28, 2016, two licensees operated all of our domestic licensed Shacks and three licensees operated all of our international licensed Shacks, including Alshaya Trading Company W.L.L. (“Alshaya”), which through affiliated and unaffiliated sub-licensees, operated all of our international Shacks other than those in Japan and South Korea. Our licensees are required to operate their Shacks according to the specific guidelines we set forth, which are essential to maintaining brand integrity and reputation, as well as in accordance with all laws and regulations applicable to Shake Shack and its subsidiaries, and all laws and regulations applicable in the countries in which we operate. We provide training to these licensees to integrate them into our operating strategy and culture. However, since we do not have day-to-day control over all of these Shacks, we cannot give assurance that there will not be differences in product and service quality, operations, labor law enforcement, marketing or profitably or that there will be adherence to all of our guidelines and applicable laws at these Shacks. In addition, if our licensees fail to make investments necessary to maintain or improve their Shacks, guest preference for the Shake Shack brand could suffer. Failure of these Shacks to operate effectively could adversely affect our cash flows from those operations or have a negative impact on our reputation or our business.
Given the relatively small number of licensees with which we do business, the success of our licensed operations depends on our ability to establish and maintain good relationships with our licensees, in particular, our relationship with Alshaya, who operates the majority of our international licensed Shacks and has an exclusive right to open new Shacks in certain markets. The value of our brand and the rapport that we maintain with our licensees are important factors for potential licensees considering doing business with us. If we are unable to maintain good relationships with licensees, we may be unable to renew license agreements and opportunities for developing new relationships with additional licensees may be adversely affected. This, in turn, could have an adverse effect on our results of operations.

23 | Shake Shack Inc. Form 10-K

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

Shake Shack Inc. Form 10-K | 24

Rising labor costs and difficulties recruiting and retaining the right team members could adversely affect our business.
We believe that our culture is the single most important factor to our success. Therefore, our success depends, in part, on our ability to attract, motivate and retain a sufficient number of qualified managers and team members to meet the needs of our existing Shacks and to staff new Shacks. We aim to hire people who have integrity, who are warm, friendly, motivated, caring, self-aware and intellectually curious—what we call "51%'ers." 51%'ers are excited and committed to championship performance, remarkable and enriching hospitality, embodying our culture, and actively growing themselves and the brand. In many markets, competition for qualified individuals is intense and we may be unable to identify and attract a sufficient number of individuals to meet our growing needs, especially in markets where our brand is less established. As a result, because we aim to hire the best people, we may be required to pay higher wages and provide greater benefits. Our commitment to taking care of our team may cause us to incur higher labor costs compared to other restaurant companies. Additionally, several states in which we operate have enacted minimum wage increases and it is possible that other states or the federal government could also enact minimum wage increases. In response, we implemented a company-wide increase in the starting wage of most of our hourly team members, effective January 1, 2016, which caused an increase to our labor and related expenses and caused our Shack-level operating profit margins to decline. As more minimum wage increases or other legislation relating to employee benefits are enacted or changed, such as the Affordable Care Act, we may be required implement additional pay increases or offer additional benefits in the future in order to continue to attract and retain the most qualified people, which may put further pressure on our operating margins by increasing costs. Overall, we expect wages at all levels to continue to increase in the near and short term and we expect these rising wages to pressure our operating profit.
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
Our profitability is also adversely affected by increases in the price of utilities, such as natural gas, electric, and water, whether as a result of inflation, shortages or interruptions in supply, or otherwise. Our ability to respond to increased costs by increasing prices or by implementing alternative processes or products will depend on our ability to anticipate and react to such increases and other

25 | Shake Shack Inc. Form 10-K

more general economic and demographic conditions, as well as the responses of our competitors and guests. All of these things may be difficult to predict and beyond our control. In this manner, increased costs could adversely affect our results of operations.
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
Our burgers depend on the availability of our proprietary ground beef blend. Availability of our blend depends on two different components: raw material supplied by the slaughterhouses and ground and formed beef patties supplied by regional grinders who further process and convert whole muscle purchased from the slaughterhouses. The primary risk we face is with our regional grinders. If there is an interruption of operation at any one of our regional grinder's facilities, we face an immediate risk because each Shack typically has less than three days of beef patty inventory on hand. However, we have agreements with our regional grinders to provide an alternate back-up supply in the event of a disruption in their operations. In addition, our largest supplier of raw material has agreed to an emergency plan to supply us in the event of a disruption of operations at one of our beef grinders through our broadline distributor's distribution network, but it would not be able to do so immediately.
We currently have eight approved sources of raw beef in the United States. If there is a supply issue with all U.S. raw beef, we have nine approved suppliers in other countries. The risks to using international suppliers are shipping lead time, shipping costs, potential import duties and U.S. customs. It is unknown at this time how long it would take and at what cost the raw material would be to import from any such other country, but the delay and cost would likely be adverse to our business.
Our international licensed Shacks import many of our proprietary and other core ingredients from the United States and the European Union. If this international supply chain is interrupted, our international licensed operations could encounter supply shortages and incur higher costs.
Our international licensed Shacks import many of our proprietary ingredients from the United States and the European Union ("EU"). For example, our proprietary blend of beef patties and/or raw materials for beef patties originate from the United States and the EU as well as Australia. In addition, outside of Korea and Turkey our potato buns supplied internationally are exclusively from the United States, and other key items such as crinkle cut fries and American cheese originate within the United States or the EU. While we have established secondary supply solutions for some of these ingredients, we have not acquired secondary supplies for all of them.
Due to the long lead time and general volatility in the supply chain, the third-party logistic providers for our international licensed Shacks in the Middle East carry one to three months of inventory to allow for delays or interruptions in the supply chain. Specifically, we have had past and ongoing issues ensuring that timely and adequate supplies reach our Middle East Shacks. In the Middle East, our licensee, Alshaya, delegates the supply function to its own third-party logistics providers in each country in which Alshaya operates, with which we have limited and restricted communication, preventing us from exercising control or instruction over such entities.
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

Shake Shack Inc. Form 10-K | 26

If our international licensed Shacks are unable to obtain our proprietary ingredients in the necessary amounts in a timely fashion as a result of logistics issues, sanctions or other challenges, it could harm its business and adversely affect the licensing revenue we receive, adversely impacting our business and results of operations.
We face significant competition for guests, and if we are unable to compete effectively, our business could be adversely affected.
The restaurant industry is intensely competitive with many well-established companies that compete directly and indirectly with us with respect to taste, price, food quality, service, value, design and location. We compete in the restaurant industry with multi-unit national, regional and locally-owned and/or operated limited-service restaurants and full-service restaurants. We compete with (i) "better burger" restaurants, (ii) fast casual restaurants, (iii) quick service restaurants and (iv) casual dining restaurants. Our competitors may operate company-owned restaurants, franchised restaurants or some combination. Many of our competitors offer breakfast, lunch and dinner, as well as dine-in, carry-out and delivery services. We may also compete with companies outside of the traditional restaurant industry, such as grocery store chains, meal subscription services and delicatessens, especially those that target customers who seek high-quality food, as well as convenience food stores, cafeterias and other dining outlets. Many of our competitors have existed longer than we have and may have a more established market presence, better locations and greater name recognition nationally or in some of the local markets in which we operate or plan to open Shacks. Some of our competitors may also have significantly greater financial, marketing, personnel and other resources than we do. They may also operate more restaurants than we do and be able to take advantage of greater economies of scale than we can given our current size.
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

27 | Shake Shack Inc. Form 10-K

Restaurant companies have been the target of class action lawsuits and other proceedings that are costly, divert management attention and, if successful, could result in our payment of substantial damages or settlement costs.
Our business is subject to the risk of litigation by employees, guests, suppliers, licensees, stockholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action and regulatory actions, is difficult to assess or quantify. In recent years, restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted from time to time alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal deductions, overtime eligibility of assistant managers and failure to pay for all hours worked. In fiscal 2015 we were the subject of such an employment-related claim and there can be no assurance that we will not be named in any such lawsuit in the future or that we would not be required to pay substantial expenses and/or damages.
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
Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations. In addition, they may generate negative publicity, which could reduce guest traffic and Shack sales. Although we maintain what we believe to be adequate levels of insurance to cover any of these liabilities, insurance may not be available at all or in sufficient amounts with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims or any adverse publicity resulting from claims could adversely affect our business and results of operations.
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

Shake Shack Inc. Form 10-K | 28

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
We may be adversely affected by any negative publicity, regardless of its accuracy, including with respect to:

▪	food safety concerns, including food tampering or contamination;

▪	food-borne illness incidents;

▪	the safety of the food commodities we use, particularly beef;

▪	guest injury;

▪	security breaches of confidential guest or employee information;

▪	employment-related claims relating to alleged employment discrimination, wage and hour violations, labor standards or health care and benefit issues; or

▪	government or industry findings concerning our Shacks, restaurants operated by other food service providers or others across the food industry supply chain.
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
Our financial performance is highly dependent on Shacks located in the Northeast and the New York City metropolitan area, which comprised approximately 44% (or 28 out of 64) of our total domestic company-operated Shacks as of December 28, 2016. As a result, adverse economic conditions in any of these areas could have a material adverse effect on our overall results of operations. In addition, given our geographic concentrations, negative publicity regarding any of our Shacks in these areas could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, terrorist attacks, increases in energy prices, inclement weather or natural or man-made disasters.
In particular, adverse weather conditions, such as regional winter storms, floods, severe thunderstorms and hurricanes, could negatively impact our results of operations. Temporary or prolonged Shack closures may occur and guest traffic may decline due to the actual or perceived effects of future weather related events.

29 | Shake Shack Inc. Form 10-K

If we are unable to maintain and update our information technology systems to meet the needs of our business, or if we experience a material failure or interruption in our systems, our business could be adversely impacted.
We rely heavily on information systems, including point-of-sale processing in our Shacks, for management of our supply chain, accounting, payment of obligations, collection of cash, credit and debit card transactions, mobile ordering and other processes and procedures. As a rapidly growing business, our current information technology infrastructure may not be adequately suited to handle the increasing volume of data and additional information needs of our organization. If we are unable to successfully upgrade our information systems to meet the growing needs of our business, our growth could be adversely affected.
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
Security breaches of confidential guest information, in connection with our electronic processing of credit and debit card transactions, mobile ordering app or confidential employee information may adversely affect our business.
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

Shake Shack Inc. Form 10-K | 30

us to claims from guests and employees, any of which could have a material adverse effect on our financial condition and results of operations.
Because a component of our strategy is to continue to grow our licensed business internationally, the risks of doing business internationally could lower our revenues, increase our costs, reduce our profits or disrupt our business.
Forty-three of our 50 licensed Shacks as of December 28, 2016 are located outside the United States and we expect to continue to expand our licensed Shacks internationally. As a result, we are and will be, on an increasing basis, subject to the risks of doing business outside the United States, including:

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
Any or all of these factors may adversely affect the performance of and licensing revenues we receive from our licensed Shacks located in international markets. Our international licensed Shacks operate in several volatile regions that are subject to geopolitical and socio-political factors that pose risk to our business operations. In the past, our licensee has been negatively impacted by currency devaluation in Russia and we have seen a reduction in licensing revenue from our Russian Shacks. In addition, the economy of any region in which our Shacks are located may be adversely affected to a greater degree than that of other areas of the country or the world by certain developments affecting industries concentrated in that region or country. For example, our Shacks located in the Middle East have, in the past, suffered from violence and political unrest, as well as depressed oil prices with declines in traffic experienced throughout the region. In fiscal 2016, our licensee closed three Shacks and If conditions persist or worsen in any of these regions, it is possible that our licensee may choose to close more of these Shacks. While these factors and the impact of these factors are difficult to predict, any one or more of them could lower our revenues, increase our costs, reduce our profits or disrupt our business, and, as our international licensed operations increase, these risks will become more pronounced.
We depend on key members of our executive management team.
We depend on the leadership and experience of key members of our executive management team. The loss of the services of any of our executive management team members, such as our recent announcement regarding the retirement of our chief financial officer, could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace such personnel on a timely basis or without incurring increased costs, or at all. We do not maintain key person life insurance policies on any of our executive officers. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified personnel. There is a high level of competition for experienced, successful personnel in our industry. Our inability to meet our executive staffing requirements in the future could impair our growth and harm our business.

31 | Shake Shack Inc. Form 10-K

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

Shake Shack Inc. Form 10-K | 32

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
The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations, uncertainty around future changes in laws made by new regulatory administrations or our inability to respond effectively to significant regulatory or public policy issues, could increase our compliance and other costs of doing business and, therefore, have an adverse effect on our results of operations. Failure to comply with the laws and regulatory requirements of federal, state and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability. In addition, certain laws, including the ADA, could require us to expend significant funds to make modifications to our Shacks if we failed to comply with applicable standards. Compliance with all of these laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings.
Nutritional Content Labeling and Disclosure Requirements
In recent years, there has been an increased legislative, regulatory and consumer focus on the food industry including nutritional and advertising practices. These changes have resulted in, and may continue to result in, the enactment of laws and regulations that impact the ingredients and nutritional content of our menu offerings, or laws and regulations requiring us to disclose the nutritional content of our food offerings. For example, a number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information to customers, or have enacted legislation restricting the use of certain types of ingredients in restaurants. Furthermore, the Patient Protection and Affordable Care Act of 2010 (the "PPACA") establishes a uniform, federal requirement for certain restaurants to post certain nutritional information on their menus. Specifically, the PPACA amended the Federal Food, Drug and Cosmetic Act to require certain chain restaurants to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context

33 | Shake Shack Inc. Form 10-K

of a total daily calorie intake. These new labeling laws may also change consumer buying habits in a way that adversely impacts our sales. Additionally, an unfavorable report on, or reaction to, our menu ingredients, the size of our portions or the nutritional content of our menu items could negatively influence the demand for our offerings.
Food Safety Regulations
There is also a potential for increased regulation of certain food establishments in the United States, where compliance with a Hazard Analysis and Critical Control Points ("HACCP") approach may now be required. HACCP refers to a management system in which food safety is addressed through the analysis and control of potential hazards from production, procurement and handling, to manufacturing, distribution and consumption of the finished product. Many states have required restaurants to develop and implement HACCP Systems, and the United States government continues to expand the sectors of the food industry that must adopt and implement HACCP programs. For example, the Food Safety Modernization Act ("FSMA") granted the FDA new authority regarding the safety of the entire food system, including through increased inspections and mandatory food recalls. Although restaurants are specifically exempted from or not directly implicated by some of these new requirements, we anticipate that the new requirements may impact our industry. Additionally, our suppliers may initiate or otherwise be subject to food recalls that may impact the availability of certain products, result in adverse publicity or require us to take actions that could be costly for us or otherwise impact our business.
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
The Affordable Care Act
Under the PPACA, we are required to provide affordable coverage, as defined in the PPACA, to substantially all full-time employees, or otherwise be subject to potential excise tax penalties based on the affordability criteria in the PPACA. Additionally, some states and localities have passed state and local laws mandating the provision of certain levels of health benefits by some employers. Increased health care and insurance costs, as well as the potential increase in participation by our employees who previously had not participated in our medical plan coverage, could have a material adverse effect on our business, financial condition and results of operations.

Shake Shack Inc. Form 10-K | 34

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
Additionally, SSE Holdings is treated as a partnership for U.S. federal income tax purposes, and the SSE Holdings LLC Agreement restricts transfers of LLC Interests that would cause SSE Holdings to be treated as a "publicly traded partnership" for U.S. federal income tax purposes.  If the Internal Revenue Service ("IRS") were to contend successfully that SSE Holdings should be treated as a “publicly traded partnership” for U.S. federal income tax purposes, SSE Holdings would be treated as a corporation for U.S. federal income tax purposes and thus would be subject to entity-level tax on its taxable income, which could have a material adverse effect on our results of operations, financial position and cash flows.

35 | Shake Shack Inc. Form 10-K

RISKS RELATED TO OUR ORGANIZATIONAL STRUCTURE

Shake Shack has non-controlling interest holders, whose interests may differ from those of our public stockholders.
As of December 28, 2016, the non-controlling interest holders control approximately 44.6% of the combined voting power of our common stock through their ownership of both our Class A and Class B common stock. The non-controlling interest holders, for the foreseeable future, have influence over corporate management and affairs, as well as matters requiring stockholder approval. The non-controlling interest holders are able to, subject to applicable law and the voting arrangements, participate in the election of a majority of the members of our Board of Directors and actions to be taken by us and our Board of Directors, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. It is possible that the interests of the non-controlling interest holders may in some circumstances conflict with our interests and the interests of our other stockholders. For example, the non-controlling interest holders may have different tax positions from us, especially in light of the tax receivable agreement we entered into with the non-controlling interest holders that provides for the payment by us to the non-controlling interest holders of 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize (the "Tax Receivable Agreement"). This could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when Shake Shack should terminate the Tax Receivable Agreement and accelerate its obligations thereunder. In addition, the determination of future tax reporting positions, the structuring of future transactions and the handling of any future challenges by any taxing authorities to our tax reporting positions may take into consideration these non-controlling interest holders' tax or other considerations, which may differ from the considerations of us or our other stockholders.
In addition, certain of the non-controlling interest holders are in the business of making or advising on investments in companies and may hold, and may from time to time in the future acquire interests in or provide advice to businesses that directly or indirectly compete with certain portions of our business or the business of our suppliers. Our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, none of the non-controlling interest holders or any director who is not employed by us or his or her affiliates has any duty to refrain from engaging in a corporate opportunity in the same or similar lines of business as us. The non-controlling interest holders may also pursue acquisitions that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.
Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the non-controlling interest holders that will not benefit Class A common stockholders to the same extent as it will benefit the non-controlling interest holders.
We are a party to the Tax Receivable Agreement with the non-controlling interest holders. Under the Tax Receivable Agreement, we are required to make cash payments to the non-controlling interest holders equal to 85% of the tax benefits, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (i) the increases in the tax basis of the net assets of SSE Holdings resulting from any redemptions or exchanges of LLC Interests from the non-controlling interest holders and (ii) certain other tax benefits related to our making payments under the Tax Receivable Agreement.
We expect that the amount of the cash payments that we are required to make under the Tax Receivable Agreement will be significant. Any payments made by us to the non-controlling interest holders under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the Tax Receivable Agreement. Payments under the Tax Receivable Agreement are not conditioned on any non-controlling interest holders continued ownership of LLC Interests or our Class A common stock after the IPO.
The actual amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of redemptions or exchanges by the holders of LLC Interests, the amount of gain recognized by such holders of LLC Interests, the amount and timing of the taxable income we generate in the future, and the federal tax rates then applicable.

Shake Shack Inc. Form 10-K | 36

The non-controlling interest holders have the right to have their LLC Interests redeemed or exchanged into shares of Class A common stock, which may cause volatility in our stock price.
We have an aggregate of 174,848,616 shares of Class A common stock authorized but unissued, including 11,253,592 shares of Class A common stock issuable upon the redemption or exchange of LLC Interests held by the non-controlling interest holders. Subject to certain restrictions set forth in the SSE Holdings LLC Agreement, the non-controlling interest holders are entitled to have their LLC Interests redeemed or exchanged for shares of our Class A common stock.
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
As a newly public company, we will incur significant legal, accounting, insurance and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We have also incurred and will continue to incur costs associated with compliance with the Sarbanes-Oxley Act and related rules implemented by the SEC. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.
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

37 | Shake Shack Inc. Form 10-K

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
The Jumpstart Our Business Startups Act of 2012 (the "JOBS Act") provides that, so long as a company qualifies as an "emerging growth company," it will, among other things:

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

▪
be exempt from certain disclosure requirements of the Dodd-Frank Act relating to compensation of its executive officers and be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Exchange Act; and

▪
be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor's report on the financial statements.

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
We are a holding company and have no material assets other than our ownership interest in SSE Holdings and certain deferred tax assets. As such, we will have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses or declare and pay dividends in the future, if any, will be dependent upon the distributions we receive from SSE Holdings. There can be no assurance that SSE Holdings will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in our debt instruments, will permit such distributions.
SSE Holdings is treated as a partnership for U.S. federal income tax purposes and, as such, will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to its members, including us. Accordingly, we will incur income taxes on our allocable share of any net taxable income of SSE Holdings. Under the terms of the SSE Holdings LLC Agreement, SSE Holdings is obligated to make tax distributions to its members, including us. In addition to tax expenses, we will also incur expenses related to our operations, including payments under the Tax Receivable Agreement, which we expect will be significant. We intend, as its managing member, to cause SSE Holdings to make cash distributions to its members in an amount sufficient to (i) fund all or part of their tax obligations in respect of taxable income allocated to them and (ii) cover our operating expenses, including payments under the Tax Receivable Agreement. However, SSE Holdings' ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which SSE Holdings is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering SSE Holdings insolvent. If we do not have sufficient funds to pay our tax and other liabilities or to fund our operations, we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement. In addition, if SSE Holdings does not have sufficient funds to make distributions, our ability to declare and pay cash dividends will also be restricted or impaired.
In certain cases, payments under the Tax Receivable Agreement to the non-controlling interest holders may be accelerated or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement.
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

39 | Shake Shack Inc. Form 10-K

We will not be reimbursed for any payments made to the non-controlling interest holders under the Tax Receivable Agreement in the event that any tax benefits are disallowed.
Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, and the IRS or another tax authority may challenge all or part of the tax basis increases, as well as other related tax positions we take, and a court could sustain such challenge. If the outcome of any such challenge would reasonably be expected to materially affect a recipient's payments under the Tax Receivable Agreement, then we will not be permitted to settle or fail to contest such challenge without the consent (not to be unreasonably withheld or delayed) of each non-controlling interest holder that directly or indirectly owns at least 10% of the outstanding LLC Interests. We will not be reimbursed for any cash payments previously made to the non-controlling interest holders under the Tax Receivable Agreement in the event that any tax benefits initially claimed by us and for which payment has been made to non-controlling interest holders are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us to non-controlling interest holders will be netted against any future cash payments that we might otherwise be required to make to such non-controlling interest holders under the terms of the Tax Receivable Agreement. However, we might not determine that we have effectively made an excess cash payment to a non-controlling interest holder for a number of years following the initial time of such payment and, if any of our tax reporting positions are challenged by a taxing authority, we will not be permitted to reduce any future cash payments under the Tax Receivable Agreement until any such challenge is finally settled or determined. As a result, payments could be made under the Tax Receivable Agreement in excess of the tax savings that we realize in respect of the tax attributes with respect to non-controlling interest holders that are the subject of the Tax Receivable Agreement.
Item 1B. Unresolved Staff Comments.
None.

Shake Shack Inc. Form 10-K | 40

Item 2. Properties.
Our home office is located at 24 Union Square East, 5th Floor, New York, NY 10003. We lease our home office, which is approximately 10,500 square feet and all of our domestic company-operated Shacks. We do not own any real property, nor do we own or lease any property related to our licensed operations. The following table sets forth the number of company-operated and licensed Shacks by geographic location as of December 28, 2016.

	Company Operated	Licensed	Total
Arizona	3	—	3
California	3	—	3
Connecticut	2	—	2
Delaware	1	—	1
District of Columbia	3	1	4
Florida	5	—	5
Georgia	2	—	2
Illinois	3	—	3
Maryland	2	—	2
Massachusetts	5	—	5
Minnesota	1	—	1
Nevada	2	1	3
New Jersey	3	—	3
New York	19	4	23
Pennsylvania	4	1	5
Texas	4	—	4
Virginia	2	—	2
Domestic	64	7	71
Bahrain	—	1	1
Japan	—	3	3
Korea	—	2	2
Kuwait	—	7	7
Lebanon	—	1	1
Oman	—	1	1
Qatar	—	3	3
Russia	—	3	3
Saudi Arabia	—	3	3
Turkey	—	3	3
United Arab Emirates	—	11	11
United Kingdom	—	5	5
INTERNATIONAL	—	43	43
SYSTEM-WIDE	64	50	114

41 | Shake Shack Inc. Form 10-K

Item 3. Legal Proceedings
In November 2015, we participated in a voluntary mediation with counsel representing two former Shake Shack managers, who alleged that we improperly classified our restaurant managers as exempt from overtime protections. At the conclusion of the mediation, the parties mutually agreed to fully and finally resolve the matter by settling, rather than litigating. In connection with the settlement, the parties entered into a memorandum of understanding, pursuant to which we agreed to create a settlement fund in the amount of $0.8 million and, in exchange for their participation in the settlement fund, all participating employees (current and former) will be required to release Shake Shack from all federal and/or state wage and hour claims that may exist through the settlement date. On March 11, 2016, as required by the memorandum of understanding, the parties entered into a settlement agreement in the amount of $0.8 million. To facilitate the resolution of the matter, the parties coordinated the filing by the plaintiff's counsel of a Complaint on March 17, 2016 with the Supreme Court of the State of New York (the “Court”). On October 25, 2016, the Court granted preliminary approval of the settlement agreement. On December 13, 2016, all eligible class members were mailed the notice of settlement, and the deadline to opt-out or object was January 27, 2017. On March 7, 2017, the Court held a fairness hearing, at which time it determined that the settlement agreement was fair, adequate and equitable, and subsequently issued its order granting final approval of the settlement. As of December 28, 2016, an accrual in the amount of $0.8 million was recognized, which included amounts for the mutually agreed upon settlement fund and related legal expenses.
We are subject to various legal proceedings, claims and liabilities, such as employment-related claims and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance. As of December 28, 2016, the amount of ultimate liability with respect to these matters was not material.
Item 4. Mine Safety Disclosures.
Not applicable.

Shake Shack Inc. Form 10-K | 42

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
MARKET INFORMATION

On January 30, 2015, our Class A common stock began trading on the New York Stock Exchange under the symbol "SHAK." Prior to that time, there was no public market for our common stock. The table below sets forth the high and low sales prices of our Class A common stock as reported on the New York Stock Exchange during each quarter of fiscal 2016 and 2015.

	2016		2015
	High	Low	High	Low
First Quarter (1)	$43.99	$30.00	$52.50	$38.63
Second Quarter	$38.96	$33.10	$96.75	$47.80
Third Quarter	$42.94	$33.76	$75.90	$41.50
Fourth Quarter	$39.51	$30.90	$53.50	$37.60
(1) The first quarter of fiscal 2015 began on January 30, 2015 when our Class A common stock began trading on the New York Stock Exchange. Prior to that, there was no public market for our stock.
Our Class B common stock is not listed nor traded on any stock exchange.
HOLDERS OF RECORD

As of March 1, 2017, there were 56 shareholders of record of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or "street name" accounts through brokers. As of March 1, 2017, there were 39 shareholders of record of our Class B common stock.
DIVIDEND POLICY

We currently intend to retain all available funds and any future earnings for use in the operation of our business, and therefore we do not currently expect to pay any cash dividends on our Class A common stock. Holders of our Class B common stock are not entitled to participate in any dividends declared by our Board of Directors. Any future determination to pay dividends to holders of our Class A common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our results of operations, financial condition, capital requirements, restrictions in SSE Holdings' debt agreements and other factors that our Board of Directors deems relevant. We are a holding company, and substantially all of our operations are carried out by SSE Holdings and its subsidiaries. Additionally, under the Revolving Credit Facility, SSE Holdings is currently restricted from paying cash dividends, and we expect these restrictions to continue in the future, which may in turn limit our ability to pay dividends on our Class A common stock.

43 | Shake Shack Inc. Form 10-K

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY INCENTIVE PLANS

The following table provides information about our compensation plans under which our Class A common stock is authorized for issuance, as of December 28, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans
Equity compensation plans approved by security holders(1)	2,426,322	$21.10	3,278,970

(1)	Includes awards granted and available to be granted under our 2015 Incentive Award Plan.
RECENT SALE OF UNREGISTERED SECURITES

Simultaneously with the consummation of our IPO, we issued to the other then-existing members of SSE Holdings 30,160,694 shares of Class B common stock (and a like amount of LLC Interests). Subsequent to the IPO, we acquired two entities owned by former indirect members of SSE Holdings, by merger, for which we issued 5,968,841 shares of our Class A common stock and canceled 5,968,841 shares of Class B common stock held by those entities. The issuances of the Class B common stock and the Class A common stock described in this paragraph were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

Shake Shack Inc. Form 10-K | 44

STOCK PERFORMANCE GRAPH

The following graph and table illustrate the total return from January 30, 2015 through December 28, 2016 for (i) our Class A common stock, (ii) the Standard and Poor's 500 Index, and (iii) the Standard and Poor’s 600 Restaurants Index, assuming an investment of $100 on January 30, 2015 including the reinvestment of dividends.
Comparison of 23 Month Cumulative Total Return

$140
$130
$120
$110
$100
$90
$80
$70
$60
1/30/15
4/1/15
7/1/15
9/30/15
12/30/15
3/30/16
6/29/16
9/28/16
12/28/16
Shake Shack Inc.
S&P 500
S&P 600 Restauants Index

	1/30/2015	4/1/2015	7/1/2015	9/30/2015	12/30/2015	3/30/2016	6/29/2016	9/28/2016	12/28/2016
Shake Shack Inc.	$100.00	$105.45	$130.81	$103.27	$87.06	$77.93	$80.22	$76.88	$80.24
S&P 500 Index	100.00	104.07	104.36	97.64	104.52	105.93	108.53	112.71	117.02
S&P 600 Restaurants Index	100.00	103.71	105.67	95.90	93.49	96.11	99.07	98.26	112.72

45 | Shake Shack Inc. Form 10-K

Item 6. Selected Financial Data.
The selected financial and operating data set forth below was derived from our audited consolidated financial statements and should be read in conjunction with Item 1A, "Risk Factors," Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data." The selected balance sheet data for prior year periods has been adjusted to reflect the adoption of Accounting Standards Update No. 17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"), which resulted in the reclassification of current deferred income taxes as non-current. The adoption had no impact on our consolidated statements of income or cash flows. See Note 1 to our consolidated financial statements included in Item 8.

(dollar amounts in thousands, except per share amounts)	2016	2015	2014(1)	2013	2012
Selected statement of income data:
Shack sales	$259,350	$183,219	$112,042	$78,587	$55,591
Licensing revenue	9,125	7,373	6,488	3,869	1,447
Shack-level operating expenses	186,058	130,345	85,181	58,168	41,344
General and administrative expenses	30,556	37,825	18,187	12,453	6,988
Pre-opening costs	9,520	5,430	6,105	2,334	1,858
Operating income	27,805	6,753	3,143	5,935	4,686
Net income	22,146	3,124	2,118	5,423	4,133
Net income (loss) attributable to Shake Shack Inc.	12,446	(8,776)	2,118	5,423	4,133

Per share data:
Earnings (loss) per share—basic	$0.54	$(0.65)	$0.07	$0.18	$0.14
Earnings (loss) per share—diluted	$0.53	$(0.65)	$0.07	$0.18	$0.14

Selected balance sheet data (at period end):
Cash and cash equivalents	$11,607	$70,849	$2,677	$13,076	$16,033
Total current assets	83,944	78,934	7,925	15,207	17,984
Total assets	538,194	379,547	82,962	55,219	44,068
Total current liabilities	31,716	24,005	48,177	7,205	5,567
Total debt	2,007	313	32,313	313	—
Total liabilities	336,841	222,528	70,362	17,832	12,197
Total equity	201,353	157,019	12,600	37,387	31,871

Selected cash flow data:
Net cash provided by operating activities	$54,285	$41,258	$13,584	$12,924	$11,678
Net cash used in investing activities	(114,761)	(34,514)	(28,515)	(16,194)	(11,036)
Net cash provided by (used in) financing activities	1,234	61,428	4,532	313	(2,171)

Shake Shack Inc. Form 10-K | 46

(dollar amounts in thousands)	2016	2015	2014(1)	2013	2012
Selected operating data:
System-wide sales(2)	$402,791	$295,257	$217,442	$139,903	$81,048
Same-Shack sales growth(3)	4.2%	13.3%	4.1%	5.9%	7.1%
Shacks in the comparable base	30	21	13	8	5
Average weekly sales(4):
Domestic company-operated	$96	$96	$89	$96	$102
Average unit volumes(5):
Domestic company-operated	$4,981	$4,976	$4,611	$5,017	$5,367
International licensed	$3,334	$3,413	$4,588	$6,077	$9,665
Shack-level operating profit(6)	$73,292	$52,874	$26,861	$20,419	$14,247
Shack-level operating profit margin(6)	28.3%	28.9%	24.0%	26.0%	25.6%
Adjusted EBITDA(7)(8)	$50,234	$37,011	$14,862	$12,722	$8,375
Adjusted EBITDA margin(7)(8)	18.7%	19.4%	12.5%	15.4%	14.7%
Shack counts (at end of period):
System-wide	114	84	63	40	21
Domestic company-operated	64	44	31	21	13
Domestic licensed	7	5	5	4	3
International licensed	43	35	27	15	5

(1)
We operate on a 52/53 week fiscal year that ends on the last Wednesday of the calendar year. Fiscal 2016, 2015, 2013 and 2012 each contained 52 weeks. Fiscal 2014 was a 53-week year with the extra operating week (the "53rd week") falling in our fiscal fourth quarter.

(2)
System-wide sales consists of sales from our domestic company-operated Shacks, our domestic licensed Shacks and our international licensed Shacks. We do not recognize the sales from our licensed Shacks as revenue. Of these amounts, our revenue is limited to Shack sales from domestic company-operated Shacks and licensing revenue based on a percentage of sales from domestic and international licensed Shacks.

(3)
Same-Shack sales growth reflects the change in year-over-year Shack sales for domestic company-operated Shacks open for 24 months or longer. Same-Shack sales growth for fiscal 2014 excludes sales from the 53rd week.

(4)
Average weekly sales is calculated by dividing total Shack sales by the number of operating weeks for all Shacks in operation during the period. For Shacks that are not open for the entire period, fractional adjustments are made to the number of operating weeks used in the denominator such that it corresponds to the period of associated sales.

(5)
Average unit volumes ("AUVs") are calculated by dividing total Shack sales by the number of domestic company-operated Shacks open during the period. For Shacks that are not open for the entire period, fractional adjustments are made to the number of Shacks used in the denominator such that it corresponds to the period of associated sales.

(6)	See "Non-GAAP Measures—Shack-Level Operating Profit" on page 58 for additional information and a reconciliation to the most directly comparable GAAP financial measure.

(7)
The Company no longer excludes pre-opening costs from its computation of Adjusted EBITDA. Adjusted EBITDA for periods prior to fiscal 2016 have been restated to conform to the current period computation methodology.

(8)	See "Non-GAAP Measures—EBITDA and Adjusted EBITDA" on page 59 for additional information and a reconciliation to the most directly comparable GAAP financial measure.

47 | Shake Shack Inc. Form 10-K

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
OVERVIEW

Shake Shack is a modern day "roadside" burger stand serving a classic American menu of premium burgers, hot dogs, crispy chicken, crinkle cut fries, shakes, frozen custard, beer and wine. Our fine dining heritage and commitment to community building, hospitality and the sourcing of premium ingredients is what we call "fine casual." Fine casual couples the ease, value and convenience of fast casual concepts with the high standards of excellence grounded in our fine dining heritage—thoughtful ingredient sourcing and preparation, hospitality and quality.
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
FISCAL 2016 HIGHLIGHTS

Fiscal 2016 was another strong year for Shake Shack. We surpassed our targeted growth plan and opened 20 domestic company-operated Shacks, including our 100th Shack opening at the Boston Seaport this past August. We entered six new major markets this year—making our debut in California with a flagship in the heart of West Hollywood, followed by two additional Shacks later in the year; we moved into Arizona with three openings in Phoenix and Scottsdale; we launched in Minneapolis with a Shack in the Mall of America; we opened our first Shack in Delaware across from the Christiana Fashion Center; and we successfully launched in Dallas and Houston, Texas. We also deepened our roots in our current markets, opening Shacks in the DC market, New York, Massachusetts and Georgia. Internationally, we expanded our footprint by opening eight net new licensed Shacks, including Shacks in three new markets. We launched in South Korea in July with a flagship Shack in the Gangnam District, followed by a second Shack in the Cheongdam neighborhood. We also made our debut in Oman and Bahrain, and opened additional Shacks in Japan, the Middle East and the United Kingdom. Further expanding upon our presence in the sporting events arena, we opened two domestic licensed Shacks at the T-Mobile Arena in Las Vegas and at the Wells Fargo Center in Philadelphia.

Shake Shack Inc. Form 10-K | 48

Fiscal 2016 marked a year of continued excellence in menu innovation. In January 2016 we rolled out the Chick'n Shack company-wide, which originally made its first appearance in our Brooklyn Shacks during the summer of 2015 and is now a permanent menu item and has become a top seller. We continued with our limited time offering ("LTO") program, where we feature new premium burgers on a rotating basis, and in June 2016 we introduced the BaconCheddar Shack, which proved to be one of the best performing LTO's to date. We continued offering the Shake of the Week throughout fiscal 2016, which was an extension of our custard calendar where guests could enjoy seasonally changing flavors in creamy and deliciously dense shakes. Moving forward in 2017, we are replacing the Shake of the Week with our seasonal trio of Shakes. In the past, we offered the trio of Shakes around the holiday season, but will now be launching a new trio at various times of the year.
In addition to our achievements in menu innovation, we took our first step in the digital evolution of Shake Shack by launching our first-ever mobile ordering Shack App for IOS in October 2016 at our Midtown East Shack, and slowly rolled it out across all of our Shacks. In January 2017 we made the Shack App available nationwide and to mark the occasion we rewarded each guest who downloaded the Shack App with a free single ShackBurger. Now guests can order a ShackBurger, crinkle cut fries and frozen custard—all from their phone. The launch of our Shack App is just another way we are trying to meet our guests where they are and giving a whole new way to experience Shake Shack.
We also made great strides this past year in our mission to Stand For Something Good. In fiscal 2016, we made our non-GMO burger and hot dog buns available at all Shacks around the world and we have fully transitioned to the use of cage-free eggs in our entire menu. In January 2017 we announced our U.S. Animal Welfare Policy, providing further transparency to our team, guests and suppliers and reiterating our commitment to achieving ethical and humane practices for the animals in our supply chain.
Our fiscal 2016 results demonstrate the success of our various growth strategies. Our brand power and thoughtful approach to growth have resulted in strong Shack performance across a variety of geographic areas and formats. Some financial highlights for fiscal 2016 include:

▪	Total revenue increased 40.9% to $268.5 million.

▪	Shack sales increased 41.6% to $259.4 million.

▪	Same-Shack sales increased 4.2%.

▪	Shack-level operating profit margin*, a non-GAAP measure, increased 38.6% to $73.3 million, or 28.3% of Shack sales.

▪	Net income attributable to Shake Shack Inc. was $12.4 million, or $0.53 per diluted share.

▪	Adjusted EBITDA*, a non-GAAP measure, increased 35.7% to $50.2 million.

▪	Adjusted pro forma net income*, a non-GAAP measure, increased 39.2% to $16.8 million, or $0.46 per fully exchanged and diluted share.

▪	30 net system-wide Shack openings, including 20 domestic company-operated Shacks and 10 net licensed Shacks, representing a 35.7% increase in system-wide Shack count (net of closures).

* Shack-level operating profit, adjusted EBITDA and adjusted pro forma net income are non-GAAP measures. Reconciliations of Shack-level operating profit to operating income, adjusted EBITDA to net income (loss) attributable to Shake Shack Inc., and adjusted pro forma net income to net income (loss) attributable to Shake Shack Inc., the most directly comparable financial measures presented in accordance with GAAP, are set forth on pages 58–61.
TRENDS IN OUR BUSINESS

We hit the ground running in fiscal 2017 with a strategic focus on driving long-term value creation—continuing to build the community gathering places our guests love (both in the Shack and online), while innovating around our core menu, and further investing in the unique culture that differentiates and drives our company forward. We plan to continue to expand our business, drive Shack sales and enhance our competitive positioning by executing on the following strategies: (i) opening new domestic company-operated Shacks; (ii) capitalizing on our outsized brand awareness; (iii) growing same-Shack sales; and (iv) thoughtfully increasing our licensed Shacks domestically and abroad.
Our primary means of growth will be opening new domestic company-operated Shacks and we believe we have a strong pipeline of Shacks for fiscal 2017. In February 2017, we launched our first Shack in Detroit and plan to enter five additional new markets

49 | Shake Shack Inc. Form 10-K

this year—St. Louis, San Antonio, Lexington, San Diego and Denver. We will also be growing our presence in existing markets with new Shacks planned in the DC area, Chicago, Texas, Las Vegas, California, New York City, New Jersey and Florida. Internationally, we will continue to execute our strategy of licensed revenue growth through our key partnerships here and abroad. We have moderate unit growth planned in fiscal 2017 in the Middle East, where we continue to experience sales pressure due to the macro economic and political challenges causing declining traffic throughout the region. Additionally, currency headwinds persisted in the U.K. and we expect these trends to continue through fiscal 2017, adding pressure to our overall international licensing revenue. Conversely, our Shacks in Japan and South Korea have enjoyed great success this year, reinforcing the widespread global appeal for Shake Shack. Asia is our greatest opportunity moving forward and we have great Shacks planned for fiscal 2017 in these important markets. Domestically, we also plan to open two licensed Shacks in fiscal 2017 with Shacks planned in LAX Terminal 3, as well as Minute Maid Park, home of the Houston Astros.
As we continue our rapid expansion, we have begun to, and expect to continue to, enter into more “new build” spaces, where we may be considered the owner of any landlord-funded construction assets for accounting purposes (“build-to-suit leases”). Due to various forms of continuing involvement subsequent to the end of construction, we will likely be required to continue to account for these leases as a financing, which would result in higher interest expense and depreciation expense, partially offset by lower occupancy and related expenses. See “—Critical Accounting Policies and Estimates” and Note 2 to the consolidated financial statements for more information.
While we believe that there is still ample room to grow our Shack-base in our hometown of New York City, the majority of our domestic company-operated Shack growth is expected to occur outside of New York City. Because our historical average unit volumes ("AUVs") have been higher, due in large part to our concentration in urban markets, historical domestic company-operated AUVs are not a good measure of expected sales at new Shacks. As we continue to expand outside of our established markets, we expect average annual Shack sales to be approximately $3.0 million per Shack with Shack-level operating profit margins of approximately 20% ("target-volume Shacks"), which will reduce overall company-operated Shack AUVs and Shack-level operating profit margins. However, given the visibility we currently have into our pipeline for fiscal 2017, we expect the new Shacks to be opened in fiscal 2017 to average at least $3.2 million in annual Shack sales and achieve at least 21% Shack-level operating profit margins.
We will continue to embrace our fine-dining heritage and, although our core menu remains focused, we plan to continue supplementing it with targeted innovation. In February 2017, we launched a limited-edition BBQ lineup—the BBQ Shackmeister Burger, the BBQ Chick'n Shack and BBQ Bacon Cheese Fries—available at all domestic company-operated Shacks. The BBQ lineup is our new LTO, which is following the BaconCheddar Shack that was available during the second half of 2016. In addition to these BBQ items, we also launched our first trio of seasonal Shakes for 2017 in January, which features Mint Cookies & Cream, Salted Vanilla Toffee and Mud Pie. The trio of seasonal Shakes replaced the previous Shake of the Week we offered through 2016.
While we believe there are significant opportunities ahead of us, we also face many challenges, along with our industry. We expect the high labor trends that began in fiscal 2016 to continue into fiscal 2017. We believe that rising minimum wage legislation will affect the entire restaurant industry and we fully expect this labor pressure to continue in the future. Several states in which we operate have enacted minimum wage increases and it is possible that other states or the federal government could also enact minimum wage increases. Our primary challenge for fiscal 2017 and the next few years will be preserving our margins in the face of these rising labor costs. As more minimum wage increases are enacted, we may be required to implement additional pay increases or offer additional benefits in the future in order to attract and retain the most qualified people, which we expect to put further pressure on our operating margins.
One significant area of opportunity for us is our recent launch of the Shack App. The Shack App was developed to elevate the in-Shack guest experience, resulting in shorter pick-up times and convenient mobile ordering. With the new Shack App, guests can pick their food, choose an available pick-up time and it will be cooked-to-order and timed to their arrival. The launch of our Shack App is just another way we are trying to meet our guests where they are and provide a whole new way to experience Shake Shack. This is just our first step in the digital evolution of Shake Shack and while it's still early, we believe the Shack App will ultimately translate into incremental sales and a better guest experience. The long-term opportunities the Shack App provides are significant and we are just getting started.
With only 114 Shacks system-wide, as of December 28, 2016, we still have significant whitespace opportunity ahead of us. Despite the challenges we face, we believe that we are positioned well for future growth.

Shake Shack Inc. Form 10-K | 50

FISCAL 2017 OUTLOOK

For the fiscal year ending December 27, 2017, we are providing the following preliminary financial outlook:

	Current Outlook	Previous Outlook
Total revenue	$349 to $353 million	$348 to $352 million
Same-Shack sales growth (%)(1)	2% to 3% increase	2% to 3% increase
Domestic company-operated Shack openings(2)	22 to 23	21 to 22
Licensed Shack openings	11, net	10, net
Shack-level operating profit margin (%)	26.5% to 27.5%	26.5% to 27.5%
General and administrative expenses	$38 to $40 million	$37 to $39 million
Depreciation expense	$22 million	$21 million
Interest expense	$1.6 to $2.0 million	n/a
Adjusted pro forma effective tax rate (%)	40% to 41%	40% and 41%

(1)	Includes approximately 1.5% to 2% of menu price increases taken in early January 2017 and nominal traffic and mix increases.

(2)	The average annual sales volume for the domestic company-operated Shacks to be opened in fiscal 2017 is expected to be at least $3.2 million with Shack-level operating profit margins of at least 21%.

51 | Shake Shack Inc. Form 10-K

RESULTS OF OPERATIONS

The following table summarizes our results of operations for fiscal 2016, 2015 and 2014:

(dollar amounts in thousands)	2016		2015		2014(¹)
Shack sales	$259,350	96.6%	$183,219	96.1%	$112,042	94.5%
Licensing revenue	9,125	3.4%	7,373	3.9%	6,488	5.5%
TOTAL REVENUE	268,475	100.0%	190,592	100.0%	118,530	100.0%
Shack-level operating expenses(2):
Food and paper costs	73,752	28.4%	54,079	29.5%	34,925	31.2%
Labor and related expenses	65,540	25.3%	44,752	24.4%	29,312	26.2%
Other operating expenses	24,946	9.6%	16,307	8.9%	11,191	10.0%
Occupancy and related expenses	21,820	8.4%	15,207	8.3%	9,753	8.7%
General and administrative expenses	30,556	11.4%	37,825	19.8%	18,187	15.3%
Depreciation expense	14,502	5.4%	10,222	5.4%	5,809	4.9%
Pre-opening costs	9,520	3.5%	5,430	2.8%	6,105	5.2%
Loss on disposal of property and equipment	34	—%	17	—%	105	0.1%
TOTAL EXPENSES	240,670	89.6%	183,839	96.5%	115,387	97.3%
OPERATING INCOME	27,805	10.4%	6,753	3.5%	3,143	2.7%
Other income, net	1,065	0.4%	7	—%	2	—%
Interest expense	(374)	(0.1)%	(332)	(0.2)%	(365)	(0.3)%
INCOME BEFORE INCOME TAXES	28,496	10.6%	6,428	3.4%	2,780	2.3%
Income tax expense	6,350	2.4%	3,304	1.7%	662	0.6%
NET INCOME	22,146	8.2%	3,124	1.6%	2,118	1.8%
Less: net income attributable to non-controlling interests	9,700	3.6%	11,900	6.2%	—	—%
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$12,446	4.6%	$(8,776)	(4.6)%	$2,118	1.8%

(1)	We operate on a 52/53 week fiscal year that ends on the last Wednesday of the calendar year. Fiscal 2016 and 2015 each contained 52 weeks. Fiscal year 2014 was a 53-week year.

(2)	As a percentage of Shack sales.

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
Shack sales were $259.4 million for fiscal 2016 compared to $183.2 million for fiscal 2015, an increase of $76.2 million or 41.6%. The growth in Shack sales was primarily driven by the opening of 20 new domestic company-operated Shacks during fiscal 2016 and same-Shack sales growth. Shacks in the comparable Shack base contributed $5.2 million to this increase while those domestic company-operated Shacks open for less than a year contributed $67.3 million. Additionally, we had $3.1 million of incremental sales from our Madison Square Park Shack which was temporarily closed in the prior year for renovations. Same-Shack sales increased 4.2% during fiscal 2016, primarily driven by a combined increase of 3.1% in price and sales mix and increased guest traffic of 1.1%. For purposes of calculating same-Shack sales growth, Shack sales for 30 Shacks were included in the comparable Shack base. For fiscal 2016 and fiscal 2015 AUVs for domestic company-operated Shacks remained constant at $5.0 million.
Shack sales were $183.2 million for fiscal 2015 compared to $112.0 million for fiscal 2014, an increase of $71.2 million or 63.5%. The growth in Shack sales was primarily driven by the opening of 13 new domestic company-operated Shacks during fiscal 2015, robust sales at our mature Shacks and same-Shack sales growth. Shacks in the comparable Shack base contributed $10.1 million of this increase while those domestic company-operated Shacks open less than 24 months contributed $63.9 million, offset by the impact of 53rd week in fiscal 2014, which contributed $2.8 million in Shack sales in fiscal 2014. Same-Shack sales growth increased 13.3% during fiscal 2015, on a calendar year basis, primarily driven by a combined increase of 7.8% in price and sales mix and increased guest traffic of 5.5%. For purposes of calculating same-Shack sales growth, Shack sales for 21 Shacks (which includes Madison Square Park) were included in the comparable Shack base and exclude the 53rd week. For fiscal 2015, same-Shack sales growth is calculated on a calendar year basis, as it more accurately reflects the performance of our Shacks since it eliminates the impact of the extra operating week in fiscal 2014 and compares consistent calendar weeks. For fiscal 2015, AUVs for domestic company-operated Shacks increased to $5.0 million from $4.6 million in fiscal 2014, a 7.9% increase, and is primarily the result of menu price increases, higher traffic and positive shifts in menu mix.
Licensing Revenue
Licensing revenue is comprised of license fees, opening fees for certain licensed Shacks and territory fees. License fees are calculated as a percentage of sales and territory fees are payments for the exclusive right to develop Shacks in a specific geographic area.
Licensing revenue was $9.1 million for fiscal 2016 compared to $7.4 million for fiscal 2015, an increase of $1.7 million or 23.8%. This increase was primarily driven by the opening of 10 licensed Shacks (net of closures) during fiscal 2016, partially offset by lower revenue from Shacks in the Middle East and Turkey as a result of the challenging macroeconomic conditions causing declining traffic throughout the region.
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
Food and paper costs were $73.8 million for fiscal 2016 compared to $54.1 million for fiscal 2015, an increase of $19.7 million or 36.4%, primarily due to the opening of 20 new domestic company-operated Shacks during fiscal 2016. As a percentage of Shack sales, food and paper costs decreased to 28.4% for fiscal 2016 compared to 29.5% for fiscal 2015. This decrease was primarily the result of menu price increases implemented at the end of 2015, lower commodity costs, primarily in beef and dairy, and to a

53 | Shake Shack Inc. Form 10-K

lesser extent, efficiencies gained through supply chain enhancements, such as the restructuring of certain of our purchasing arrangements and better geographic diversification of our suppliers. These decreases were partially offset by higher distribution costs associated with entering new markets.
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
Labor and related expenses were $65.5 million for fiscal 2016 compared to $44.8 million for fiscal 2015, an increase of $20.7 million or 46.5%. This increase was primarily due to the opening of 20 new domestic company-operated Shacks during fiscal 2016. As a percentage of Shack sales, labor and related expenses increased to 25.3% in fiscal 2016 compared to 24.4% in fiscal 2015. This increase was due to a combination of factors, including: (i) the opening of 20 new domestic company-operated Shacks, which typically carry higher labor costs during the first six to twelve months of operations; (ii) the company-wide increase to the starting hourly wage that we implemented at the beginning of the year; (iii) increased staffing in preparation of our ramped up growth; and (iv) additional labor from training in anticipation of the national launch of the Shack App.
Labor and related expenses were $44.8 million for fiscal 2015 compared to $29.3 million for fiscal 2014, an increase of $15.5 million or 52.7%. This increase was primarily due to the opening of 13 new domestic company-operated Shacks during fiscal 2015. As a percentage of Shack sales, labor and related expenses decreased to 24.4% in fiscal 2015 compared to 26.2% in fiscal 2014. This decrease was due to benefit from higher Shack sales and the reduced labor requirements from the return of crinkle-cut fries, offset by the increase in the starting wage for Shack team members at the start of fiscal 2015.
Other Operating Expenses
Other operating expenses consist of marketing expenses, utilities and other operating expenses incidental to operating our domestic company-operated Shacks, such as non-perishable supplies, credit card fees, property insurance and repairs and maintenance.
Other operating expenses were $24.9 million for fiscal 2016 compared to $16.3 million for fiscal 2015, an increase of $8.6 million or 53.0%, primarily due to the opening of 20 new domestic company-operated Shacks in fiscal 2016. As a percentage of Shack sales, other operating expenses increased to 9.6% in fiscal 2016 compared to 8.9% in fiscal 2015. This increase was due to higher repair and maintenance expenses and utilities costs, as well as the introduction of more target-volume Shacks into the system.
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
Occupancy and related expenses were $21.8 million for fiscal 2016 compared to $15.2 million for fiscal 2015, an increase of $6.6 million or 43.5%, primarily due to the opening of 20 new domestic company-operated Shacks in fiscal 2016. As a percentage of Shack sales, occupancy and related expenses increased to 8.4% in fiscal 2016 compared to 8.3% in fiscal 2015, primarily due to the introduction of more target-volume Shacks into the system.

Shake Shack Inc. Form 10-K | 54

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
General and administrative expenses were $30.6 million for fiscal 2016 compared to $37.8 million for fiscal 2015, a decrease of $7.2 million or 19.2%. As a percentage of total revenue, general and administrative expenses decreased to 11.4% in fiscal 2016 from 19.8% in fiscal 2015. This decrease was primarily due to non-recurring expenses incurred in the prior year, including $12.8 million of non-recurring compensation expenses, $0.6 million of IPO-related expenses and $0.8 million of expense related to a legal settlement, partially offset by $0.9 million increase in equity-based compensation, higher consulting fees related to maintaining our complex organizational structure and increased payroll expense associated with new home office personnel hired to support future growth.
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
Depreciation expense was $14.5 million for fiscal 2016 compared to $10.2 million for fiscal 2015, an increase of $4.3 million or 41.9%. This increase was due primarily to depreciation of capital expenditures related to the opening of 20 new domestic company-operated Shacks during fiscal 2016. As a percentage of total revenue, depreciation expense remained constant at 5.4% in fiscal 2016 and 2015.
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
Pre-opening costs were $9.5 million in fiscal 2016, including $2.5 million of deferred rent expense, compared to $5.4 million in fiscal 2015, an increase of $4.1 million or 75.3%, primarily due to an increased number of openings and the timing of new domestic company-operated Shacks expected to open.

55 | Shake Shack Inc. Form 10-K

Pre-opening costs were $5.4 million in fiscal 2015, including $1.3 million of deferred rent expense, compared to $6.1 million in fiscal 2014, a decrease of $0.7 million or 11.1%, primarily due to a decrease in deferred rent expense and the timing of new domestic company-operated Shacks expected to open.
Loss on Disposal of Property and Equipment
Loss on disposal of property and equipment represents the net book value of assets that have been retired and consists primarily of furniture, equipment and fixtures that were replaced in the normal course of business.
For all periods presented, the loss on disposal of property and equipment was not material.
Other Income, net
Other income consists of interest income, dividend income, adjustments to liabilities under our tax receivable agreement and net realized gains and losses from the sale of marketable securities.
Other income, net was $1.1 million in fiscal 2016, which primarily consisted of $0.7 million adjustment to the liabilities under our tax receivable agreement and $0.3 million of dividend income related to the investments in marketable securities we acquired during fiscal 2016.
Amounts for fiscal 2015 and 2014 were not material.
Interest Expense
Interest expense primarily consists of amortization of deferred financing costs, imputed interest on deferred compensation, interest on the current portion of our liabilities under the Tax Receivable Agreement, imputed interest on our deemed landlord financing liability as well as interest and fees on our Revolving Credit Facility.
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
Income tax expense was $6.4 million in fiscal 2016 compared to $3.3 million in fiscal 2015. The increase in tax expense is primarily due to the increase in pre-tax income, as well as our ownership changes in SSE Holdings. As our ownership interest in SSE Holdings increases, our share of the taxable income of SSE Holdings also increases. Our weighted-average ownership interest in SSE Holdings increased to 63.2% in fiscal 2016  from 39.0% in 2015. This increase was offset by a $1.5 million tax benefit we recognized as a result of the impact of a tax rate change on our deferred tax assets. Our effective income tax rate decreased to 22.3% in fiscal 2016 from 51.4% in fiscal 2015 primarily due to the IPO and Organizational Transactions that occurred in fiscal 2015. As the non-recurring compensation expenses and other IPO-related expenses recognized during fiscal 2015 were incurred in the period prior to the organizational transactions completed in connection with the IPO, and prior to our becoming a member of SSE Holdings, we were not entitled to any tax benefits related to those losses. We recognized tax expense in fiscal 2015 based on our allocable share of the taxable income generated in the period subsequent to becoming a member of SSE Holdings, which resulted in a very high effective tax rate in fiscal 2015 when compared to our consolidated pre-tax income.
Income tax expense was $3.3 million in fiscal 2015 compared to $0.7 million in fiscal 2014. Our effective income tax rate increased to 51.4% in fiscal 2015 from 23.8% in fiscal 2014. The increase in both the amount of income tax expense and our effective income tax rate is primarily due to the IPO and Organizational Transactions mentioned above. As the non-recurring compensation expenses and other IPO-related expenses recognized during fiscal 2015 were incurred in the period prior to the organizational transactions

Shake Shack Inc. Form 10-K | 56

completed in connection with the IPO, and prior to our becoming a member of SSE Holdings, we were not entitled to any tax benefits related to those losses. We recognized tax expense on our allocable share of the taxable income generated in the period subsequent to becoming a member of SSE Holdings, which resulted in a very high effective tax rate when compared to our consolidated pre-tax income. For fiscal 2014, the reported income tax expense reflects that of SSE Holdings, our predecessor for financial reporting purposes, and relates solely to foreign withholding taxes and certain LLC entity-level taxes.
Net Income Attributable to Non-controlling Interests
We are the sole managing member of SSE Holdings and have the sole voting power in, and control the management of, SSE Holdings. Accordingly, we consolidate the financial results of SSE Holdings and report a non-controlling interest on our Consolidated Statements of Income (Loss), representing the portion of net income attributable to the other members of SSE Holdings. The SSE Holdings LLC Agreement provides that holders of LLC Interests may, from time to time, require SSE Holdings to redeem all or a portion of their LLC Interests for newly-issued shares of Class A common stock on a one-for-one basis. In connection with any redemption or exchange, we receive a corresponding number of LLC Interests, increasing our total ownership interest in SSE Holdings. The weighted average ownership percentages for the applicable reporting periods are used to attribute net income and other comprehensive income to Shake Shack Inc. and the non-controlling interest holders.
Net income attributable to non-controlling interests was $9.7 million for fiscal 2016 compared to $11.9 million for fiscal 2015, a decrease of $2.2 million or 18.5%. This decrease was primarily driven by an increase in our weighted-average ownership interest in SSE Holdings from 39.0% in fiscal 2015 to 63.2% in fiscal 2016 as result of redemptions of LLC Interests.
As the Organizational Transactions occurred in fiscal 2015, there was no non-controlling interest in fiscal 2014. Refer to Note 1 to the consolidated financial statements for further details regarding the aforementioned Organizational Transactions.

57 | Shake Shack Inc. Form 10-K

NON-GAAP FINANCIAL MEASURES

To supplement the consolidated financial statements, which are prepared and presented in accordance with U.S. generally accepted accounting principles (“GAAP”), we use the following non-GAAP financial measures: Shack-level operating profit, Shack-level operating profit margin, EBITDA, adjusted EBITDA, adjusted pro forma net income and adjusted pro forma earnings per fully exchanged and diluted share (collectively the "non-GAAP financial measures").
Shack-Level Operating Profit
Shack-level operating profit is defined as Shack sales less Shack-level operating expenses including food and paper costs, labor and related expenses, other operating expenses and occupancy and related expenses.
How This Measure Is Useful
When used in conjunction with GAAP financial measures, Shack-level operating profit and Shack-level operating profit margin are supplemental measures of operating performance that we believe are useful measures to evaluate the performance and profitability of our Shacks. Additionally, Shack-level operating profit and Shack-level operating profit margin are key metrics used internally by our management to develop internal budgets and forecasts, as well as assess the performance of our Shacks relative to budget and against prior periods. It is also used to evaluate employee compensation as it serves as a metric in certain of our performance-based employee bonus arrangements. We believe presentation of Shack-level operating profit and Shack-level operating profit margin provides investors with a supplemental view of our operating performance that can provide meaningful insights to the underlying operating performance of our Shacks, as these measures depict the operating results that are directly impacted by our Shacks and exclude items that may not be indicative of, or are unrelated to, the ongoing operations of our Shacks. It may also assist investors to evaluate our performance relative to peers of various sizes and maturities and provides greater transparency with respect to how our management evaluates our business, as well as our financial and operational decision-making.
Limitations of the Usefulness of this Measure
Shack-level operating profit and Shack-level operating profit margin are not necessarily equivalent to similarly titled measures used by other companies due to different methods of calculation. Presentation of Shack-level operating profit and Shack-level operating profit margin is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. Shack-level operating profit excludes certain costs, such as general and administrative expenses and pre-opening costs, which are considered normal, recurring cash operating expenses and are essential to support the operation and development of our Shacks. Therefore, this measure may not provide a complete understanding of the operating results of our company as a whole and Shack-level operating profit and Shack-level operating profit margin should be reviewed in conjunction with our GAAP financial results. A reconciliation of Shack-level operating profit to operating income, the most directly comparable GAAP financial measure, is as follows.

Shake Shack Inc. Form 10-K | 58

(dollar amounts in thousands)	2016	2015	2014(1)	2013	2012
Operating income	$27,805	$6,753	$3,143	$5,935	$4,686
Less:
Licensing revenue	9,125	7,373	6,488	3,869	1,447
Add:
General and administrative expenses	30,556	37,825	18,187	12,453	6,988
Depreciation expense	14,502	10,222	5,809	3,541	2,162
Pre-opening costs	9,520	5,430	6,105	2,334	1,858
Loss on disposal of property and equipment	34	17	105	25	—
Shack-level operating profit	$73,292	$52,874	$26,861	$20,419	$14,247

Total revenue	$268,475	$190,592	$118,530	$82,456	$57,038
Less: Licensing revenue	9,125	7,373	6,488	3,869	1,447
Shack sales	$259,350	$183,219	$112,042	$78,587	$55,591

Shack-level operating profit margin	28.3%	28.9%	24.0%	26.0%	25.6%

(1)	We operate on a 52/53 week fiscal year that ends on the last Wednesday of the calendar year. Fiscal 2016, 2015, 2013 and 2012 each contained 52 weeks. Fiscal 2014 was a 53-week year.
EBITDA and Adjusted EBITDA
EBITDA is defined as net income before net interest, income tax expense and depreciation and amortization expense. Adjusted EBITDA is defined as EBITDA (as defined above) excluding equity-based compensation expense, deferred rent expense, losses on the disposal of property and equipment, as well as certain non-recurring items that we don't believe directly reflect our core operations and may not be indicative of our recurring business operations.
How These Measures Are Useful
When used in conjunction with GAAP financial measures, EBITDA and Adjusted EBITDA are supplemental measures of operating performance that we believe are useful measures to facilitate comparisons to historical performance and competitors' operating results. Adjusted EBITDA is a key metric used internally by our management to develop internal budgets and forecasts and also serves as a metric in our performance-based equity incentive programs and certain of our bonus arrangements. We believe presentation of EBITDA and Adjusted EBITDA provides investors with a supplemental view of our operating performance that facilitates analysis and comparisons of our ongoing business operations because they exclude items that may not be indicative of our ongoing operating performance.
Limitations of the Usefulness of These Measures
EBITDA and Adjusted EBITDA are not necessarily comparable to similarly titled measures used by other companies due to different methods of calculation. Presentation of EBITDA and Adjusted EBITDA is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. EBITDA and Adjusted EBITDA exclude certain normal recurring expenses. Therefore, these measures may not provide a complete understanding of our performance and should be reviewed in conjunction with our GAAP financial measures. A reconciliation of EBITDA and Adjusted EBITDA to net income, the most directly comparable GAAP measure, is as follows.

59 | Shake Shack Inc. Form 10-K

(in thousands)	2016	2015	2014(1)	2013	2012
Net income	$22,146	$3,124	$2,118	$5,423	$4,133
Depreciation expense	14,502	10,222	5,809	3,541	2,162
Interest expense, net	285	325	363	52	156
Income tax expense	6,350	3,304	662	460	397
EBITDA	43,283	16,975	8,952	9,476	6,848

Equity-based compensation	5,354	4,314	165	93	450
Deferred compensation	—	—	—	2,054	—
Deferred rent	2,251	1,482	2,830	975	839
Loss on disposal of property and equipment	34	17	105	25	—
Non-recurring compensation expenses related to the IPO(2)	—	12,818	—	—	—
IPO-related expenses	—	635	2,675	—	—
Legal settlement	—	770	—	—	—
Other income related to adjustment of liabilities under tax receivable agreement	(688)	—	—	—	—
Other non-cash items	—	—	135	99	238
ADJUSTED EBITDA(3)	$50,234	$37,011	$14,862	$12,722	$8,375

(1)	We operate on a 52/53 week fiscal year that ends on the last Wednesday of the calendar year. Fiscal 2016, 2015, 2013 and 2012 each contained 52 weeks. Fiscal 2014 was a 53-week year.

(2)
Non-recurring compensation expense incurred in connection with the IPO, including expense recognized upon settlement of outstanding unit appreciation rights, the related employer withholding taxes and the accelerated vesting of outstanding restricted Class B units. See Note 13 to the consolidated financial statements included in Item 8 of this Form 10-K.

(3)
The Company no longer excludes pre-opening costs from its computation of Adjusted EBITDA. Adjusted EBITDA for periods prior to fiscal 2016 have been restated to conform to the current period computation methodology.

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
How These Measures Are Useful
When used in conjunction with GAAP financial measures, adjusted pro forma net income and adjusted pro forma earnings per fully exchanged and diluted share are supplemental measures of operating performance that we believe are useful measures to evaluate our performance period over period and relative to our competitors. By assuming the full exchange of all outstanding LLC Interests, we believe these measures facilitate comparisons with other companies that have different organizational and tax structures, as well as comparisons period over period because it eliminates the effect of any changes in net income attributable to Shake Shack Inc. driven by increases in our ownership of SSE Holdings, which are unrelated to our operating performance, and excludes items that are non-recurring or may not be indicative of our ongoing operating performance.
Limitations of the Usefulness of These Measures
Adjusted pro forma net income and adjusted pro forma earnings per fully exchanged and diluted share are not necessarily comparable to similarly titled measures used by other companies due to different methods of calculation. Presentation of adjusted pro forma net income and adjusted pro forma earnings per fully exchanged and diluted share should not be considered alternatives to net

Shake Shack Inc. Form 10-K | 60

income (loss) and earnings (loss) per share, as determined under GAAP. While these measures are useful in evaluating our performance, it does not account for the earnings attributable to the non-controlling interest holders and therefore does not provide a complete understanding of the net income attributable to Shake Shack Inc. Adjusted pro forma net income and adjusted pro forma earnings per fully exchanged and diluted share should be evaluated in conjunction with our GAAP financial results. A reconciliation of adjusted pro forma net income to net income (loss) attributable to Shake Shack Inc., the most directly comparable GAAP measure, and the computation of adjusted pro forma earnings per fully exchanged and diluted share are set forth below.

(in thousands, except per share amounts)	2016	2015	2014(1)
Numerator:
Net income (loss) attributable to Shake Shack Inc.	$12,446	$(8,776)	$2,118
Adjustments:
Reallocation of net income attributable to non-controlling interests from the assumed exchange of LLC Interests(2)	9,700	11,900	—
Non-recurring compensation expenses incurred in connection with the IPO(3)	—	12,818	—
IPO-related expenses	—	635	2,675
Legal settlement	—	770	—
Other income related to adjustment of liabilities under tax receivable agreement	(688)	—	—
Impact of rate change on deferred tax assets	(1,526)	—	—
Income tax expense(4)	(3,164)	(5,302)	(67)
Adjusted pro forma net income	$16,768	$12,045	$4,726
Denominator:
Weighted-average shares of Class A common stock outstanding—diluted	23,449	13,588	30,122
Adjustments:
Assumed exchange of LLC Interests for shares of Class A common stock(2)	13,360	22,635	—
Assumed issuance of shares in connection with the IPO and settlement of outstanding unit appreciation rights(5)	—	—	6,089
Dilutive effect of stock options	—	987	—
Adjusted pro forma fully exchanged weighted-average shares of Class A common stock outstanding—diluted	36,809	37,210	36,211
Adjusted pro forma earnings per fully exchanged share—diluted	$0.46	$0.32	$0.13

(1)	We operate on a 52/53 week fiscal year that ends on the last Wednesday of the calendar year. Fiscal 2016 and 2015 each contained 52 weeks. Fiscal 2014 was a 53-week year.

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

(4)
For fiscal 2016 and 2015, amounts represent the tax effect of the aforementioned adjustments and pro forma adjustments to reflect corporate income taxes at assumed effective tax rates of 39.7% and 41.7%, respectively, which include provisions for U.S. federal income taxes, certain LLC entity-level taxes and foreign withholding taxes, assuming the highest statutory rates apportioned to each applicable state, local and foreign jurisdiction. For fiscal 2014, amount represents the tax effect of the aforementioned adjustments at an assumed effective tax rate of 13.4%, which includes provisions for certain LLC entity-level taxes and foreign withholding taxes.

(5)
Adjustment to give effect to (i) 5,750,000 shares issued to investors in our IPO and (ii) 339,306 shares issued upon settlement of outstanding unit appreciation rights, both of which were not retrospectively applied in the computations of earnings per share for fiscal 2014.

61 | Shake Shack Inc. Form 10-K

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
Our primary sources of liquidity are cash and cash equivalents on hand, short-term investments and availability under our Revolving Credit Facility. As of December 28, 2016, we maintained a cash balance of $11.6 million, a short-term investments balance of $62.0 million and had $19.9 million of availability under our Revolving Credit Facility.
Our primary requirements for liquidity are to fund our working capital needs, lease obligations, capital expenditures and general corporate needs. Our requirements for working capital are not significant because our guests pay for their food and beverage purchases in cash or on debit or credit cards at the time of the sale and we are able to sell many of our inventory items before payment is due to the supplier of such items. Our ongoing capital expenditures are principally related to opening new Shacks, existing Shack capital investments (both for remodels and maintenance), as well as investments in our corporate infrastructure.
In addition, we are obligated to make payments to the non-controlling interest holders under the Tax Receivable Agreement. As of December 28, 2016, such obligations totaled $272.5 million, of which $4.6 million is expected to be paid in fiscal 2017. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. Although the amount of any payments that must be made under the Tax Receivable Agreement may be significant, the timing of these payments will vary and will generally be limited to one payment per member per year. The amount of such payments are also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us or to SSE Holdings, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
We believe that cash provided by operating activities, cash on hand and availability under the Revolving Credit Facility will be sufficient to fund our lease obligations, capital expenditures, tax receivable agreement obligations and working capital needs for at least the next 12 months and the foreseeable future.
Summary of Cash Flows
The following table and discussion presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities.

(in thousands)	2016	2015	2014
Net cash provided by operating activities	$54,285	$41,258	$13,584
Net cash used in investing activities	(114,761)	(34,514)	(28,515)
Net cash provided by financing activities	1,234	61,428	4,532
Increase (decrease) in cash and cash equivalents	(59,242)	68,172	(10,399)
Cash and cash equivalents at beginning of period	70,849	2,677	13,076
Cash and cash equivalents at end of period	$11,607	$70,849	$2,677
Operating Activities
For fiscal 2016, net cash provided by operating activities was $54.3 million compared to $41.3 million for fiscal 2015, an increase of $13.0 million. This increase was primarily driven by the opening of 20 new domestic company-operated Shack during fiscal 2016.
For fiscal 2015, net cash provided by operating activities was $41.3 million compared to $13.6 million for fiscal 2014, an increase of $27.7 million, primarily driven by the opening of 13 new domestic company-operated Shack during the fiscal 2015.

Shake Shack Inc. Form 10-K | 62

Investing Activities
For fiscal 2016, net cash used in investing activities was $114.8 million compared to $34.5 million for fiscal 2015, an increase of $80.3 million. This increase was primarily due to $60.3 million of purchases of marketable securities (net of sales) as well as the timing of capital expenditures to construct new domestic company-operated Shacks compared to fiscal 2015 and, to a lesser extent, higher capital expenditures related to remodels and replacement equipment as our base of mature Shacks has grown.
For fiscal 2015, net cash used in investing activities was $34.5 million compared to $28.5 million for fiscal 2014, an increase of $6.0 million. The increase was due to an increase in capital expenditures to construct new domestic company-operated Shacks in the period, as well as $2.4 million of purchases of marketable securities.
Financing Activities
For fiscal 2016, net cash provided by financing activities was $1.2 million compared to $61.4 million for fiscal 2015, a decrease of $60.2 million. This decrease is primarily due to $109.3 million of net proceeds received from the IPO in the prior year, a decrease in payments (net of proceeds) on the Revolving Credit Facility of $32.0 million and member distributions of $9.4 million and a decrease of $4.6 million in employee withholding taxes paid related to net settled equity awards in the prior year, offset by $3.2 million of proceeds from employee stock option exercises.
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
Revolving Credit Facility
We maintain a Revolving Credit Facility that provides for a revolving total commitment amount of $50.0 million, of which $20.0 million is available immediately. The Revolving Credit Facility will mature and all amounts outstanding will be due and payable in February 2020. The Revolving Credit Facility permits the issuance of letters of credit upon our request of up to $10.0 million. Borrowings under the facility bear interest at either: (i) LIBOR plus a percentage ranging from 2.3% to 3.3% or (ii) the prime rate plus a percentage ranging from 0.0% to 0.8%, depending on the type of borrowing made under the facility. As of December 28, 2016, there were no amounts outstanding under the Revolving Credit Facility. We had $19.9 million of availability as of December 28, 2016, after giving effect to $0.1 million in outstanding letters of credit.
The Revolving Credit Facility is secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' wholly-owned domestic subsidiaries (with certain exceptions).
The Revolving Credit Facility contains a number of covenants that, among other things, limit our ability to, subject to specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; pay dividends or make distributions; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the Revolving Credit Facility contains certain cross-default provisions. We are required to maintain a specified consolidated fixed-charge coverage ratio and a specified funded net debt to adjusted EBITDA ratio, both as defined under the Revolving Credit Facility. As of December 28, 2016, we were in compliance with all covenants.

63 | Shake Shack Inc. Form 10-K

CONTRACTUAL OBLIGATIONS

The following table sets forth certain contractual obligations as of December 28, 2016 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods.

(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations(1)	$231,836	$20,688	$44,045	$43,731	$123,372
Deemed landlord financing obligations(1)	18,197	612	3,098	3,312	11,175
Liabilities under tax receivable agreement(2)	272,482	4,580	25,049	26,823	216,030
Purchase obligations	90,186	32,492	34,061	4,826	18,807
Deferred compensation(3)	2,450	—	2,450	—	—
TOTAL	$615,151	$58,372	$108,703	$78,692	$369,384

(1)	See Note 9 to the consolidated financial statements included in Item 8 for further discussion of our leases and deemed landlord financing.

(2)	See Notes 14 and 17 to the consolidated financial statements included in Item 8 for further discussion of our Tax Receivable Agreement and related liabilities.

(3)	See Note 10 to the consolidated financial statements included in Item 8 for further discussion of our deferred compensation liability.

Purchase obligations include all legally binding contracts, including commitments for the purchase, construction or remodeling of real estate and facilities, firm minimum commitments for inventory purchases, future minimum lease payments under non-cancelable operating leases without a possession date, equipment purchases and cancelable operating leases, marketing-related contracts, software acquisition/license commitments and service contracts.
Liabilities under Tax Receivable Agreement include amounts to be paid to the non-controlling interest holders, estimated over the next five years, assuming we will have sufficient taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits.
The above table excludes non-cash obligations for deferred rent and deferred property incentives. In addition, other unrecorded obligations that have been excluded from the contractual obligations table include contingent rent payments, property taxes, insurance payments and common area maintenance costs.
OFF-BALANCE SHEET ARRANGEMENTS

Except for operating leases entered into in the normal course of business, certain letters of credit entered into as security under the terms of several of our leases and the unrecorded contractual obligations set forth above, we did not have any off-balance sheet arrangements as of December 28, 2016.

Shake Shack Inc. Form 10-K | 64

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
The critical accounting policies and estimates described below are those that materially affect or have the greatest potential impact on our consolidated financial statements, and involve difficult, subjective or complex judgments made by management. Because of the uncertainty inherent in these matters, actual results may differ from those estimates we use in applying our critical accounting policies and estimates. The following discussion should be read in conjunction with the consolidated financial statements included in Part II, Item 8 of this Form 10-K.
Property and Equipment
We assess potential impairments to our long-lived assets, which includes property and equipment, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset. The evaluation is performed at the lowest level of identifiable cash flows, which is primarily at the individual Shack level. Significant judgment is involved in determining the assumptions used in estimating future cash flows, including projected sales growth and operating margins. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment charges recorded during fiscal 2016, 2015 or 2014.
Leases
We currently lease all of our domestic company-operated Shacks and the home office. At the inception of each lease, we determine its appropriate classification as an operating or capital lease. As of December 28, 2016 and December 30, 2015 there were no leases classified as capital leases. For operating leases that include rent escalations, we record the base rent expense on a straight-line basis over the term of the lease and the difference between the base cash rents paid and the straight-line rent expense is recorded as deferred rent. Certain leases contain contingent rent provisions that require additional rental payments based upon sales volume. When achievement of such sales volume target is probable, contingent rent is accrued in proportion to the sales recognized during the period that are attributable to the expected achievement of the sales volume target. It is our policy to record straight-line rent expense from possession date through the opening date as pre-opening expense. Once a domestic company-operated Shack opens, we record the straight-line rent plus contingent rent, if applicable, as occupancy and related expenses.
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
Lease Financing Arrangements
We are typically involved in the construction of our leased space in order to ready the space for its intended use. If our maximum obligation under these lease arrangements is more than a minor amount of the asset’s fair value, we consider the nature and extent of our involvement during the construction period to determine whether we are considered the accounting owner of the construction project. Our maximum obligation includes the present value of our minimum lease payments, including an estimate for our share of common area maintenance and real estate taxes, budgeted construction costs, an estimate for construction cost overruns, and

65 | Shake Shack Inc. Form 10-K

residual value guarantees, if any. We consider our maximum obligation to be “minor” if it is ten percent or less of the asset’s fair value. Significant judgment is involved in determining the fair value of the total construction project. Changes to certain estimates and assumptions could result in a higher or lower fair value, which could in turn result in our maximum obligations being more or less than minor.
If we are considered the accounting owner during the construction period, which generally begins upon lease execution, we capitalize the construction costs funded by the landlord related to our leased premises, in addition to capitalizing our construction costs, and also recognize a corresponding liability for deemed landlord financing. Additionally, we impute ground rent during the term of the lease on a straight-line basis, beginning on lease execution date. We utilize certain assumptions and apply judgment when imputing the ground rent portion, including developing an estimate of the ratio of the total fair value of the land and building. Changes to these assumptions and judgments could result in higher or lower pre-opening costs.
At the end of the construction period, we will determine whether these transactions meet the criteria for sales recognition under the sale-leaseback accounting guidance. It is likely that, due to various forms of continuing involvement, these arrangements will “fail” sale-leaseback and we will be precluded from de-recognizing the landlord-funded asset and related liability, and will continue to account for these arrangements as a financing.
As of December 28, 2016, we were deemed the accounting owner of eight leased Shacks, all of which were under construction as of the end of the period. As of December 30, 2015, we were not deemed the accounting owner of any of our leased Shacks.
Self-Insurance Liabilities
We are self-insured for our employee medical plan and we recognize a liability that represents our estimated cost of claims incurred but not reported as of the balance sheet date. Our estimated liability is based on a number of assumptions and factors, which requires significant judgment, including historical claims experience, severity factors, litigation costs, inflation and other actuarial assumptions. Our history of claims experience is short and our significant growth rate could affect the accuracy of our estimates. If a greater amount of claims are reported, or if medical costs increase beyond what we expect, our liabilities may not be sufficient and we could recognize additional expense, which could adversely affect our results of operations.
Equity-Based Compensation
Equity-based compensation expense is measured based on fair value. For awards with graded-vesting features and service conditions only, compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award. For awards with graded-vesting features and a combination of service and performance conditions, compensation expense is recognized using a graded-vesting attribution method over the vesting period based on the most probable outcome of the performance conditions. We determine the probability of achievement of future performance conditions based on our internal estimates of future performance. The total compensation expense is reduced by estimated forfeitures expected to occur over the vesting period of the awards. We estimate the grant date fair value of stock options using the Black-Scholes valuation model. Calculating the grant date fair value of stock-based awards is based on certain assumptions and requires judgment, including estimating stock price volatility, forfeiture rates, and expected life. We have limited historical data of our own to utilize in determining our assumptions. As such, stock options granted in fiscal 2015 were based on the historical volatility of a selected peer group, and for stock options granted in fiscal 2016, we based our volatility assumption on a combined weighted average of our own historical data and that of a selected peer group. The weighted-average volatility used in determining the grant date fair value of awards granted in fiscal 2016 and 2015 was 50.7% and 35.1%, respectively.
Income Taxes
We record valuation allowances against our deferred tax assets when it is more likely than not that all or a portion of a deferred tax asset will not be realized. We routinely evaluate the realizability of our deferred tax assets by assessing the likelihood that our deferred tax assets will be recovered based on all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, estimates of future taxable income, tax planning strategies and results of operations. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including projected Shack openings, revenue growth, and operating margins, among others. As of December 28, 2016, we had $313.2 million of deferred tax assets, net of valuation allowances. We expect to realize future tax

Shake Shack Inc. Form 10-K | 66

benefits related to the utilization of these assets. If we determine in the future that we will not be able to fully utilize all or part of these deferred tax assets, we would record a valuation allowance through earnings in the period the determination was made, which would have an adverse effect on our results of operations and earnings in future periods.
Liabilities Under Tax Receivable Agreement
As described in Note 14 to the consolidated financial statements included in Item 8, we are a party to the Tax Receivable Agreement under which we are contractually committed to pay the non-controlling interest holders 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of certain transactions. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. Therefore, we would only recognize a liability for TRA Payments if we determine if it is probable that we will generate sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including projected Shack openings, revenue growth, and operating margins, among others. During fiscal 2016, as a result of the redemptions of LLC Interests, we recognized liabilities totaling $272.5 million relating to our obligations under the Tax Receivable Agreement, after concluding that it was probable that we would have sufficient future taxable income to utilize the related tax benefits. If we determine in the future that we will not be able to fully utilize all or part of the related tax benefits, we would derecognize the portion of the liability related the benefits not expected to be utilized.
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

67 | Shake Shack Inc. Form 10-K

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
INTEREST RATE RISK

We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. Our Revolving Credit Facility carries interest at a floating rate. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. As of December 28, 2016, we had no outstanding borrowings under the Revolving Credit Facility.
We are also exposed to interest rate risk through fluctuations of interest rates on our investments. Our available-for-sale securities primarily consist of a fixed-income instruments. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations.

Shake Shack Inc. Form 10-K | 68

Item 8. Financial Statements and Supplementary Data.

69 | Shake Shack Inc. Form 10-K

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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 28, 2016, based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the results of our evaluation, management concluded that our internal control over financial reporting was effective as of December 28, 2016.
Ernst & Young LLP, our independent registered public accounting firm, has audited the Consolidated Financial Statements as of December 28, 2016, as stated in their report herein. As we are an "emerging growth company" under the JOBS Act, Ernst & Young LLP is not required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Randy Garutti	Jeff Uttz
Chief Executive Officer and Director	Chief Financial Officer
(duly authorized and principal executive officer)	(duly authorized and principal financial officer)

Shake Shack Inc. Form 10-K | 70

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Shake Shack Inc.

We have audited the accompanying consolidated balance sheets of Shake Shack Inc. as of December 28, 2016 and December 30, 2015, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ and members’ equity and cash flows for each of the three years in the period ended December 28, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shake Shack Inc. at December 28, 2016 and December 30, 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 28, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

New York, New York
March 13, 2017

71 | Shake Shack Inc. Form 10-K

SHAKE SHACK INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 28 2016	December 30 2015
ASSETS
Current assets:
Cash and cash equivalents	$11,607	$70,849
Marketable securities	62,040	275
Accounts receivable	6,006	4,217
Inventories	806	543
Prepaid expenses and other current assets	3,485	3,050
Total current assets	83,944	78,934
Property and equipment, net	136,264	93,041
Deferred income taxes, net	313,207	201,957
Other assets	4,779	5,615
TOTAL ASSETS	$538,194	$379,547
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,921	$6,786
Accrued expenses	8,538	6,801
Accrued wages and related liabilities	6,084	5,804
Other current liabilities	10,173	4,614
Total current liabilities	31,716	24,005
Note payable	—	313
Deemed landlord financing	2,007	—
Deferred rent	31,107	22,927
Liabilities under tax receivable agreement, net of current portion	267,902	170,933
Other long-term liabilities	4,109	4,350
Total liabilities	336,841	222,528
Commitments and contingencies
Stockholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of December 28, 2016 and December 30, 2015, respectively.	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 25,151,384 and 19,789,259 shares issued and outstanding as of December 28, 2016 and December 30, 2015, respectively.	25	20
Class B common stock, $0.001 par value—35,000,000 shares authorized; 11,253,592 and 16,460,741 shares issued and outstanding as of December 28, 2016 and December 30, 2015, respectively.	11	16
Additional paid-in capital	135,448	96,311
Retained earnings	16,719	4,273
Accumulated other comprehensive loss	(15)	(5)
Total stockholders' equity attributable to Shake Shack Inc.	152,188	100,615
Non-controlling interests	49,165	56,404
Total equity	201,353	157,019
TOTAL LIABILITIES AND STOCKHOLDERS'	$538,194	$379,547
See accompanying Notes to Consolidated Financial Statements.

Shake Shack Inc. Form 10-K | 72

SHAKE SHACK INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share amounts)

	Fiscal Year Ended
	December 28 2016	December 30 2015	December 31 2014
Shack sales	$259,350	$183,219	$112,042
Licensing revenue	9,125	7,373	6,488
TOTAL REVENUE	268,475	190,592	118,530
Shack-level operating expenses:
Food and paper costs	73,752	54,079	34,925
Labor and related expenses	65,540	44,752	29,312
Other operating expenses	24,946	16,307	11,191
Occupancy and related expenses	21,820	15,207	9,753
General and administrative expenses	30,556	37,825	18,187
Depreciation expense	14,502	10,222	5,809
Pre-opening costs	9,520	5,430	6,105
Loss on disposal of property and equipment	34	17	105
TOTAL EXPENSES	240,670	183,839	115,387
OPERATING INCOME	27,805	6,753	3,143
Other income, net	1,065	7	2
Interest expense	(374)	(332)	(365)
INCOME BEFORE INCOME TAXES	28,496	6,428	2,780
Income tax expense	6,350	3,304	662
NET INCOME	22,146	3,124	2,118
Less: net income attributable to non-controlling interests	9,700	11,900	—
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$12,446	$(8,776)	$2,118
Earnings (loss) per share of Class A common stock(1):
Basic	$0.54	$(0.65)	$0.07
Diluted	$0.53	$(0.65)	$0.07
Weighted-average shares of Class A common stock outstanding(1):
Basic	22,956	13,588	29,977
Diluted	23,449	13,588	30,122

(1)
Amounts for fiscal year ended December 31, 2014 have been retroactively adjusted to give effect to the recapitalization transactions that occurred in connection with our initial public offering, including the amendment and restatement of the limited liability company agreement of SSE Holdings, LLC to, among other things, (i) provide for a new single class of common membership interests and (ii) exchange all of the then-existing members’ ownership interests for the newly-created membership interests. The computation does not consider the 5,750,000 shares of Class A common stock issued to investors in our initial public offering or the 339,306 shares of Class A common stock issued upon settlement of outstanding unit appreciation rights. See Note 15.

See accompanying Notes to Consolidated Financial Statements.

73 | Shake Shack Inc. Form 10-K

SHAKE SHACK INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Fiscal Year Ended
	December 28 2016	December 30 2015	December 31 2014
Net income	$22,146	$3,124	$2,118
Other comprehensive (loss), net of tax:
Available-for-sale securities(1):
Change in net unrealized holding (losses)	(35)	(11)	—
Less: reclassification adjustments for net realized losses included in net income	19	—	—
Net change	(16)	(11)	—
OTHER COMPREHENSIVE LOSS	(16)	(11)	—
COMPREHENSIVE INCOME	22,130	3,113	2,118
Less: comprehensive income attributable to non-controlling interests	9,694	11,894	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$12,436	$(8,781)	$2,118
(1) Net of tax benefit of $0 for fiscal years ended December 28, 2016, December 30, 2015 and December 31, 2014.
See accompanying Notes to Consolidated Financial Statements.

Shake Shack Inc. Form 10-K | 74

SHAKE SHACK INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' AND MEMBERS' EQUITY
(in thousands, except share amounts)

	Members' Equity	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
		Shares	Amount	Shares	Amount
BALANCE, DECEMBER 25, 2013	$37,387	—	$—	—	$—	$—	$—	$—	$—	$37,387
Net income	2,118									2,118
Equity-based compensation	165									165
Member distributions	(27,070)									(27,070)
BALANCE, DECEMBER 31, 2014	12,600	—	—	—	—	—	—	—	—	12,600
Net loss prior to the Organizational Transactions	(13,049)									(13,049)
Other comprehensive loss:
Net unrealized losses related to available-for-sale securities								(5)	(6)	(11)
Member distributions	(11,125)									(11,125)
Equity-based compensation recognized prior to the Organizational Transactions	7,731									7,731
Issuance of Class A common stock sold in initial public offering, net of underwriting discounts, commissions and offering costs		5,750,000	6			109,256				109,262
Issuance of Class A common stock in settlement of unit appreciation rights		339,306	—			987			(987)	—
Effect of the Organizational Transactions	3,843	5,968,841	6	24,191,853	24	(75,182)			71,339	30
Net income subsequent to the Organizational Transactions							4,273		11,900	16,173
Equity-based compensation recognized subsequent to the Organizational Transactions						4,314				4,314
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis						31,094				31,094
Redemption of LLC Interests		6,003,308	6	(6,003,308)	(6)	19,934			(19,934)	—
Effect of USC Merger		1,727,804	2	(1,727,804)	(2)	5,908			(5,908)	—
BALANCE, DECEMBER 30, 2015	—	19,789,259	20	16,460,741	16	96,311	4,273	(5)	56,404	157,019
Net income							12,446		9,700	22,146
Other comprehensive loss:
Net unrealized losses related to available-for-sale securities								(10)	(6)	(16)
Equity-based compensation						5,493				5,493
Stock option exercises		154,976	—			795			2,402	3,197
Income tax effect of stock compensation plans						30			3	33
Redemption of LLC Interests		5,207,149	5	(5,207,149)	(5)	16,986			(16,986)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis						15,833				15,833
Distributions paid and payable to non-controlling interest holders									(2,352)	(2,352)
BALANCE, DECEMBER 28, 2016	$—	25,151,384	$25	11,253,592	$11	$135,448	$16,719	$(15)	$49,165	$201,353
See accompanying Notes to Consolidated Financial Statements.

75 | Shake Shack Inc. Form 10-K

SHAKE SHACK INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	December 28 2016	December 30 2015	December 31 2014
OPERATING ACTIVITIES
Net income (including amounts attributable to non-controlling interests)	$22,146	$3,124	$2,118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	14,502	10,222	5,809
Equity-based compensation	5,354	16,681	165
Deferred income taxes	(523)	(734)	(93)
Non-cash interest expense	304	273	192
Excess tax benefits on equity-based compensation	(33)	—	—
Loss on sale of marketable securities	18	—	—
Loss on disposal of property and equipment	34	17	105
Other non-cash income	(688)	—	—
Changes in operating assets and liabilities:
Accounts receivable	2,974	775	(1,751)
Inventories	(263)	(14)	(198)
Prepaid expenses and other current assets	(756)	(958)	(1,168)
Other assets	(822)	1,293	(2,461)
Accounts payable	839	201	1,210
Accrued expenses	5,560	2,548	3,349
Accrued wages and related liabilities	280	3,394	416
Other current liabilities	2,130	257	420
Deferred rent	3,415	4,363	5,206
Other long-term liabilities	(186)	(184)	265
NET CASH PROVIDED BY OPERATING ACTIVITIES	54,285	41,258	13,584
INVESTING ACTIVITIES
Purchases of property and equipment	(54,433)	(32,117)	(28,515)
Purchases of marketable securities	(61,266)	(2,397)	—
Sales of marketable securities	938	—	—
NET CASH USED IN INVESTING ACTIVITIES	(114,761)	(34,514)	(28,515)
FINANCING ACTIVITIES
Payments on promissory note	(313)	—	—
Proceeds from Revolving Credit Facility	—	4,000	32,000
Payments on Revolving Credit Facility	—	(36,000)	—
Proceeds from deemed landlord financing	65	—	—
Deferred financing costs	—	(103)	(398)
Proceeds from issuance of Class A common stock sold in initial public offering, net of underwriting discounts, commissions and offering costs	—	109,262	—
Proceeds from issuance of Class B common stock	—	30	—
Distributions paid to non-controlling interest holders	(1,745)	—	—
Distributions paid to members prior to the initial public offering	—	(11,125)	(27,070)
Proceeds from stock option exercises	3,194	—	—
Employee withholding taxes related to net settled equity awards	—	(4,636)	—
Excess tax benefits from equity-based compensation	33	—	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,234	61,428	4,532
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(59,242)	68,172	(10,399)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	70,849	2,677	13,076
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,607	$70,849	$2,677
Supplemental cash flow information and non-cash investing and financing activities are further described in the accompany notes.
See accompanying Notes to Consolidated Financial Statements.

Shake Shack Inc. Form 10-K | 76

SHAKE SHACK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

77 | Shake Shack Inc. Form 10-K

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
We operate and license Shake Shack restaurants ("Shacks"), which serve hamburgers, hot dogs, chicken, crinkle cut fries, shakes, frozen custard, beer, wine and more. As of December 28, 2016, there were 114 Shacks in operation, system-wide, of which 64 were domestic company-operated Shacks, seven were domestic licensed Shacks and 43 were international licensed Shacks.
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
Organizational Transactions
In connection with the IPO, we completed the following transactions (the "Organizational Transactions"):

▪
We amended and restated the limited liability company agreement of SSE Holdings (as amended, the "SSE Holdings LLC Agreement") to, among other things, (i) provide for a new single class of common membership interests in SSE Holdings ("LLC Interests"), (ii) exchange all of the membership interests of the then-existing holders of SSE Holdings for LLC Interests and (iii) appoint Shake Shack Inc. as the sole managing member of SSE Holdings. See Note 11.

▪
We amended and restated our certificate of incorporation to, among other things, (i) provide for Class B common stock with voting rights but no economic interests (where "economic interests" means the right to receive any distributions or dividends, whether cash or stock, in connection with common stock) and (ii) issue shares of Class B common stock to the then-existing holders of SSE Holdings on a one-to-one basis with the number of LLC Interests they own. See Note 11.

▪
We acquired, by merger, two entities that were owned by former indirect members of SSE Holdings, for which we issued 5,968,841 shares of Class A common stock as merger consideration (the "Mergers"). The only assets held by the two merged entities prior to the merger were 5,968,841 LLC Interests and a corresponding number of shares of Class B common stock. Upon consummation of the Mergers, we canceled the 5,968,841 shares of Class B common stock and recognized the 5,968,841 of LLC Interests at carrying value, as the Mergers are considered to be transactions between entities under common control.

Following the completion of the Organizational Transactions, we owned 33.3% of SSE Holdings. The non-controlling interest holders subsequent to the Merger owned the remaining 66.7% of SSE Holdings. As a result of the Organizational Transactions, we became the sole managing member of SSE Holdings and, although we had a minority economic interest in SSE Holdings, we had the sole voting power in, and control the management of, SSE Holdings. Accordingly, we consolidated the financial results of SSE Holdings and reported a non-controlling interest in our consolidated financial statements.
As the Organizational Transactions are considered transactions between entities under common control, the financial statements for periods prior to the IPO and Organizational Transactions have been adjusted to combine the previously separate entities for presentation purposes.
Secondary Offering
In August 2015, we completed a secondary offering of 4,000,000 shares of our Class A common stock at a price of $60.00 per share. All of the shares sold in the offering were offered by certain non-controlling interest holders. We did not receive any proceeds from the sale of shares of Class A common stock offered by the aforementioned non-controlling interest holders. The shares sold

Shake Shack Inc. Form 10-K | 78

in the offering consisted of (i) 844,727 existing shares of Class A common stock held and (ii) 3,155,273 newly-issued shares of Class A common stock issued in connection with the redemption of 3,155,273 LLC Interests by the non-controlling interest holders that participated in the offering. Simultaneously, and in connection with the redemption, 3,155,273 shares of Class B common stock were surrendered by non-controlling interest holders and canceled. Additionally, in connection with the redemption, we received 3,155,273 LLC Interests, increasing our total ownership interest in SSE Holdings.
USC Merger
Pursuant to a Stockholders Agreement, dated as of February 4, 2015, as amended, by and among Daniel H. Meyer and his affiliates (the "Meyer Group") and other parties thereto, the Meyer Group has the right to cause all of the stock of Union Square Cafe Corp. ("USC") and Gramercy Tavern Corp. ("GT") to be converted into and exchanged for shares of our Class A common stock pursuant to a tax-free reorganization (each, a "Reorganization"). In December 2015, the Meyer Group exercised their right with respect to USC. The Reorganization was structured as a two-step merger, whereby (i) a newly-formed wholly-owned subsidiary of the Company merged with and into USC, then (ii) USC merged with and into the Company (the foregoing transactions are collectively referred to as the "USC Merger"). Prior to the USC Merger, USC owned 1,727,804 LLC Interests and an equivalent number of shares of our Class B common stock. In the USC Merger, (i) 1,727,804 shares of Class A common stock were issued to the stockholders of USC, with each stockholder receiving newly-issued shares of Class A common stock in an amount equivalent to the number of shares of USC held by such stockholders; (ii) 1,727,804 shares of Class B common stock held by USC were cancelled; and (iii) 1,727,804 LLC Interests held by USC were transferred to us.
As of December 28, 2016, we owned 69.1% of SSE Holdings and the non-controlling interest holders own the remaining 30.9% of SSE Holdings.
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
Pursuant to the provisions of Accounting Standards Update No. 2015-02, Amendments to the Consolidation Analysis ("ASU 2015-02"), adopted on December 31, 2015, SSE Holdings is now considered a VIE. Prior to the adoption of ASU 2015-02, we consolidated SSE Holdings as a voting interest entity. Shake Shack Inc. is the primary beneficiary as we have the majority economic interest in SSE Holdings and, as the sole managing member, have decision making authority that significantly affects the economic performance of the entity, while the limited partners have no substantive kick-out or participating rights. As a result, we will continue to consolidate SSE Holdings. The assets and liabilities of SSE Holdings represent substantially all of our consolidated assets and liabilities with the exception of certain deferred taxes and liabilities under the Tax Receivable Agreement. As of December 28, 2016 and December 30, 2015, the net assets of SSE Holdings were $158,845 and $124,214, respectively. The assets of SSE Holdings are subject to certain restrictions in SSE Holdings' revolving credit agreements. See Note 8 for more information.
Fiscal Year
We operate on a 52/53 week fiscal year ending on the last Wednesday in December. Fiscal year 2016 contained 52 weeks and ended on December 28, 2016. Fiscal year 2015 contained 52 weeks and ended on December 30, 2015. Fiscal year 2014 contained 53 weeks and ended on December 31, 2014. Unless otherwise stated, references to years in this report relate to fiscal years.

79 | Shake Shack Inc. Form 10-K

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

▪	Level 1 - Quoted prices in active markets for identical assets or liabilities

▪
Level 2 - Observable inputs other than quoted prices in active markets for identical assets or liabilities, quoted prices for identical assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

▪
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

Shake Shack Inc. Form 10-K | 80

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
We assess potential impairments to our long-lived assets, which includes property and equipment, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment charges recorded in fiscal 2016, 2015 and 2014.
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
The costs of obtaining non-transferable liquor licenses that are directly issued by local government agencies for nominal fees are expensed as incurred. The costs of purchasing transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses are capitalized as indefinite-lived intangible assets. Annual liquor license renewal fees are expensed over the renewal term. As of December 28, 2016 and December 30, 2015, indefinite-lived intangible assets relating to transferable liquor licenses totaled $701. We evaluate our indefinite-lived intangible assets for impairment annually during our fiscal fourth quarter, and whenever events or changes in circumstances indicate that an impairment may exist. When evaluating other intangible assets for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that an intangible asset group is impaired. If we do not perform the qualitative assessment, or if we determine that it is not more likely than not that the fair value of the intangible asset group exceeds its carrying amount, we calculate the estimated fair value of the intangible asset group. If the carrying amount of the intangible asset group exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. In addition, we continuously monitor and may revise our intangible asset useful lives if and when facts and circumstances change.
Equity-based Compensation
Equity-based compensation expense is measured based on fair value. For awards with graded-vesting features and service conditions only, compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award. For awards with graded-vesting features and a combination of service and performance conditions, compensation expense is recognized using a graded-vesting attribution method over the vesting period based on the most probable outcome of the performance conditions. Equity-based compensation expense is included within general and administrative expenses and labor and related expenses on the Consolidated Statements of Income (Loss).

81 | Shake Shack Inc. Form 10-K

Leases
We lease all of our domestic company-operated Shacks, our home office and certain equipment under various non-cancelable lease agreements that expire on various dates through 2034. Generally, our real estate leases have initial terms ranging from 10 to 20 years and typically include two five-year renewal options. At the inception of each lease, we determine its classification as an operating or capital lease. Most of our leases are classified as operating leases and typically provide for fixed minimum rent payments and/or contingent rent payments based upon sales in excess of specified thresholds. When the achievement of such sales thresholds are deemed to be probable, contingent rent is accrued in proportion to the sales recognized during the period. For operating leases that include rent holidays and rent escalation clauses, we recognize rent expense on a straight-line basis over the lease term from the date we take possession of the leased property. The difference between the straight-line rent amounts and amounts payable under the lease agreements is recorded as deferred rent and is included as rent expense in occupancy and related expenses on the Consolidated Statements of Income (Loss). Rent expense incurred before a Shack opens is recorded in pre-opening costs. Once a domestic company-operated Shack opens, we record the straight-line rent expense and any contingent rent, if applicable, in occupancy and related expenses on the Consolidated Statements of Income (Loss).
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
Lease Financing Arrangements
In certain leasing arrangements, due to our involvement in the construction of the leased assets, we are considered the owner of the leased assets for accounting purposes. In such cases, in addition to capitalizing our own construction costs, we capitalize the construction costs funded by the landlord related to our leased premises, and also recognize a corresponding liability for those costs as deemed landlord financing. If, upon completion of construction, the arrangement does not meet the sales recognition criteria under the sale-leaseback accounting guidance, we would be precluded from de-recognizing the landlord-funded asset and related financing obligation and would continue to account for the landlord-funded asset as if we were the legal owner. If de-recognition is permitted we would be required to account for the lease as either an operating or capital lease.
As of December 28, 2016, we were deemed to be the accounting owner of eight leased Shacks, all of which were under construction as of the end of the period. As of December 30, 2015, we were not deemed the accounting owner of any of our leased Shacks.
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

Shake Shack Inc. Form 10-K | 82

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
Advertising
The cost of advertising is expensed as incurred. Advertising costs amounted to $147, $149 and $87 in fiscal 2016, 2015 and 2014, respectively, and are included in general and administrative expense and other operating expenses on the Consolidated Statements of Income (Loss).
Recently Adopted Accounting Pronouncements
We adopted the Accounting Standards Updates (“ASUs”) summarized below in fiscal 2016. The effects of adoption did not have a material impact on our consolidated financial statements.

Accounting Standards Update (“ASU”)	Description	Date Adopted
Customers' Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05)
This standard provides guidance in evaluating whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the software license element of the arrangement should be accounted for as an acquisition of a software license. Otherwise, it should be accounted for as a service contract.
December 31, 2015
Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03, 2015-15)
ASU 2015-03 requires that debt issuance costs related to a recognized liability be presented on the balance sheet as a direct reduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-15 clarifies that for line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred issuance costs ratably over the term of the line-of-credit arrangement.
December 31, 2015

83 | Shake Shack Inc. Form 10-K

Recently Issued Accounting Pronouncements

Accounting Standards Update (“ASU”)	Description	Expected Impact	Effective Date
Statement of Cash Flows: Classification of Certain Cash Receipts and Payments (ASU 2016-15)
This standard provides guidance on eight specific cash flow issues with the objective of reducing diversity in practice. It should be applied retrospectively to each period presented, subject to certain conditions.
		We are currently evaluating the impact this standard will have on our consolidated financial statements.	December 28, 2017
Improvements to Employee Share-Based Payment Accounting (ASU 2016-09)
This standard simplifies certain aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. Adoption methodology allowed varies based on each provision of the standard.

		The adoption of this standard is not expected to have a material effect on our consolidated financial statements.	December 29, 2016
Recognition of Breakage for Certain Prepaid Stored-Value Products (ASU 2016-04)
This standard provides guidance on derecognition of a liability resulting from the sale of certain prepaid store-value products when an entity expects to be entitled to a breakage amount. It should be applied using either a modified retrospective or retrospective transition method.
		The adoption of this standard is not expected to have a material effect on our consolidated financial statements.	December 28, 2017
Leases (ASU 2016-02)
This standard establishes a new lease accounting model, which introduces the recognition of lease assets and liabilities for those leases classified as operating leases under previous GAAP. It should be applied using a modified retrospective approach, with the option to elect various practical expedients. Early adoption is permitted.

		We are currently evaluating the impact this standard will have on our consolidated financial statements.	December 27, 2018
Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01)
For public business entities, this standard requires: (i) certain equity investments to be measured at fair value with changes in fair value recognized in net income; (ii) a qualitative assessment to identify impairment of equity investments without readily determinable fair values; (iii) elimination of the requirement to disclose the method(s) and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet; (iv) use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (v) separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vi) separate presentation of financial assets and liabilities by measurement category and form of financial asset in the financial statements; and (vii) an entity to evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The standard should be applied by means of a cumulative-effect adjustment to the balance sheet at the beginning of the fiscal year of adoption. Early adoption is permitted, subject to certain conditions resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value.

		We are currently evaluating the impact this standard will have on our consolidated financial statements.	December 28, 2017

Shake Shack Inc. Form 10-K | 84

Accounting Standards Update (“ASU”)	Description	Expected Impact	Effective Date
Simplifying the Measurement of Inventory (ASU 2015-11)
This standard applies to inventory measured using methods other than last-in, first-out (LIFO) or the retail method, and requires entities to measure such inventory at the lower of cost or net realizable value. It should be applied prospectively.

		The adoption of this standard is not expected to have a material effect on our consolidated financial statements.	December 29, 2016
Revenue from Contracts with Customers and related standards (ASU’s 2014-09, 2015-14, 2016-08, 2016-10, 2016-12, 2015-20)
This standard supersedes the existing revenue recognition guidance and provides a new framework for recognizing revenue. The core principle of the standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new standard also requires significantly more comprehensive disclosures than the existing standard. Guidance subsequent to ASU 2014-09 has been issued to clarify various provisions in the standard, including principal versus agent considerations, identifying performance obligations, licensing transactions, as well as various technical corrections and improvements. This standard may be adopted using either a retrospective or modified retrospective method. Early adoption is permitted.

We are currently in the process of evaluating the impact this standard is expected to have on our consolidated financial statements. It is still too early in our process to determine the magnitude of the potential impact. However, based on our preliminary assessment, we believe that further evaluation of the initial territory fees associated with our licensing agreements may reveal differences in the timing of revenue recognition from current policy, but that it is likely that recognition of sales-based royalties will not significantly change. In addition to further evaluating each of our licensing agreements, we are in the process of assessing whether any sales promotions or discounts we currently offer related to our Shack sales could be considered separate performance obligations. As we continue our evaluation, we will further clarify the expected impact of the adoption of the standard.

We plan to adopt the standard on December 28, 2017, and we have not yet selected a transition method.

December 28, 2017

85 | Shake Shack Inc. Form 10-K

NOTE 3: FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis as of December 28, 2016 and December 30, 2015, and indicate the classification within the fair value hierarchy. Refer to Note 2 for further information.
Cash, Cash Equivalents and Marketable Securities
The following tables summarize our cash, cash equivalents and marketable securities by significant investment categories as of December 28, 2016 and December 30, 2015:

	December 28, 2016
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$6,322	$—	$—	$6,322	$6,322	$—
Level 1:
Money market funds	5,285	—	—	5,285	5,285	—
Mutual funds	60,232	—	—	60,232	—	60,232
Level 2:
Corporate debt securities(1)	2,473	3	(30)	2,446	—	2,446
Total	$74,312	$3	$(30)	$74,285	$11,607	$62,678

	December 30, 2015
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$70,816	$—	$—	$70,816	$70,816	$—
Level 1:
Money market funds	33	—	—	33	33	—
Level 2:
Corporate debt securities(1)	2,397	1	(12)	2,386	—	2,386
Total	$73,246	$1	$(12)	$73,235	$70,849	$2,386

(1)
The fair value of marketable securities with contractual maturity dates within one year are included in marketable securities and those with contractual maturity dates greater than one year are included in other assets on the Consolidated Balance Sheets. Corporate debt securities were measured at fair value using a market approach utilizing observable prices for identical securities or securities with similar characteristics and inputs that are observable or can be corroborated by observable market data.

Net unrealized losses on available-for-sale securities totaling $27 and $11 were included in accumulated other comprehensive loss on the Consolidated Balance Sheet as of December 28, 2016 and December 30, 2015, respectively.

Shake Shack Inc. Form 10-K | 86

The following tables summarize the gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 28, 2016 and December 30, 2015, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	December 28, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Money market funds	$—	$—	$—	$—	$—	$—
Mutual funds	—	—	—	—	—	—
Corporate debt securities	1,244	(10)	540	(20)	1,784	(30)
Total	$1,244	$(10)	$540	$(20)	$1,784	$(30)

	December 30, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Money market funds	$—	$—	$—	$—	$—	$—
Corporate debt securities	2,397	(12)	—	—	2,397	(12)
Total	$2,397	$(12)	$—	$—	$2,397	$(12)
A summary of other income from available-for-sale securities recognized during fiscal 2016, 2015 and 2014 is as follows:

	2016	2015	2014
Available-for-sale securities:
Dividend income	$296	$—	$—
Interest income	88	7	—
Loss on investments	(7)	—	—
Total other income, net	$377	$7	$—
A summary of available-for-sale securities sold and gross realized gains and losses recognized during fiscal 2016 is as follows:

2016
Available-for-sale securities:
Gross proceeds from sales and redemptions	$938
Cost basis of sales and redemptions	956
Gross realized gains included in net income	2
Gross realized losses included in net income	(20)
Amounts reclassified out of accumulated other comprehensive loss	19
No available-for-sale securities were sold or redeemed during fiscal 2015 and 2014. Realized gains and losses are determined on a specific identification method and are included in other income, net on the Consolidated Statements of Income (Loss).

87 | Shake Shack Inc. Form 10-K

The following table summarizes the estimated fair value of our investments in marketable debt securities, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

December 28 2016
Due within one year	$1,807
Due after one year through 5 years	639
Due after 5 years through 10 years	—
Due after 10 years	—
Total	$2,446
We periodically review our marketable securities for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For marketable debt securities, we also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. As of December 28, 2016 and December 30, 2015, the declines in the market value of our marketable securities investment portfolio are considered to be temporary in nature.
Other Financial Instruments
The carrying value of our financial instruments, including accounts receivable, accounts payable, and accrued expenses as of December 28, 2016 and December 30, 2015 approximated their fair value due to the short-term nature of these financial instruments.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets and liabilities that are measured at fair value on a non-recurring basis include our long-lived assets and indefinite-lived intangible assets. There were no impairments recognized during fiscal 2016, 2015 and 2014.
NOTE 4: ACCOUNTS RECEIVABLE

The components of accounts receivable as of December 28, 2016 and December 30, 2015 are as follows:

	December 28 2016	December 30 2015
Landlord receivables	$2,606	$1,380
Licensing receivables	1,278	1,669
Credit card receivables	1,589	1,023
Other receivables	533	145
Accounts receivable	$6,006	$4,217
As of December 28, 2016 and December 30, 2015, no allowance for doubtful accounts was recorded based on our evaluation of collectibility.

Shake Shack Inc. Form 10-K | 88

NOTE 5: INVENTORIES

Inventories consisted of the following:

	December 28 2016	December 30 2015
Food	$543	$328
Wine	47	30
Beer	58	46
Beverages	79	57
Retail merchandise	79	82
Inventories	$806	$543
NOTE 6: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 28 2016	December 30 2015
Leasehold improvements	$120,629	$82,904
Equipment	23,194	16,903
Furniture and fixtures	7,342	4,965
Computer equipment and software	8,710	5,197
Construction in progress (includes assets under construction from deemed landlord financing)	13,510	6,591
Property and equipment, gross	173,385	116,560
Less: accumulated depreciation	(37,121)	(23,519)
Property and equipment, net	$136,264	$93,041
Depreciation expense was $14,502, $10,222 and $5,809 for fiscal 2016, 2015 and 2014, respectively.
NOTE 7: SUPPLEMENTAL BALANCE SHEET INFORMATION

The components of other current liabilities as of December 28, 2016 and December 30, 2015 are as follows:

	December 28 2016	December 30 2015
Sales tax payable	$1,324	$1,073
Current portion of liabilities under tax receivable agreement	4,580	2,157
Gift card liability	1,153	833
Other	3,116	551
Other current liabilities	$10,173	$4,614

89 | Shake Shack Inc. Form 10-K

NOTE 8: DEBT

In January 2015, we executed a Third Amended and Restated Credit Agreement, which became effective on February 4, 2015 (together with the prior agreements and amendments, and as further amended, the "Revolving Credit Facility"), which provides for a total revolving commitment amount of $50,000, of which $20,000 is available immediately. The Revolving Credit Facility will mature and all amounts outstanding will be due and payable five years from the effective date. The Revolving Credit Facility permits the issuance of letters of credit upon our request of up to $10,000. In May 2016, the Revolving Credit Facility was amended to, among other things, lower the borrowing rates. Borrowings under the Revolving Credit Facility bear interest at either: (i) LIBOR plus a percentage ranging from 2.3% to 3.3% or (ii) the prime rate plus a percentage ranging from 0.0% to 0.8%, depending on the type of borrowing made under the Revolving Credit Facility. As of December 28, 2016 and December 30, 2015, there were no amounts outstanding under the Revolving Credit Facility. As of December 28, 2016, we had $19,920 of availability under the Revolving Credit Facility, after giving effect to $80 in outstanding letters of credit.
The Revolving Credit Facility is secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' wholly-owned domestic subsidiaries (with certain exceptions).
The Revolving Credit Facility contains a number of covenants that, among other things, limit our ability to, subject to specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; pay dividends or make distributions; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the Revolving Credit Facility contains certain cross-default provisions. We are required to maintain a specified consolidated fixed-charge coverage ratio and a specified funded net debt to adjusted EBITDA ratio, both as defined under the Revolving Credit Facility. As of December 28, 2016, we were in compliance with all covenants.
In March 2013, we entered into a promissory note in the amount of $313 in connection with the purchase of a liquor license. Interest on the outstanding principal balance of this note is due and payable on a monthly basis from the effective date at a rate of 5.0% per year. The entire principal balance and interest is due and payable on the earlier of the maturity date, which is the expiration of the lease in June 2023, or the date of the sale of the license. As of December 30, 2015, the outstanding balance of the promissory note was $313. During the fiscal year ended December 28, 2016, we repaid the entire outstanding balance of the promissory note. No amounts were outstanding as of December 28, 2016.
As of December 28, 2016 we had deemed landlord financing liabilities of $2,007 for certain leases where we are involved in the construction of leased assets and are considered the accounting owner of the construction project. We had no deemed landlord financing liability as of December 30, 2015. Refer to Note 9 for further details regarding these leases.
Total interest costs incurred were $374, $440, and $365 in fiscal 2016, 2015 and 2014, respectively. No amounts were capitalized during fiscal 2016. During fiscal 2015, $108 was capitalized into property and equipment. No amounts were capitalized during fiscal 2014.

Shake Shack Inc. Form 10-K | 90

NOTE 9: LEASES

A summary of rent expense under operating lease agreements is as follows:

	2016	2015	2014
Minimum rent	$15,408	$10,796	$6,497
Deferred rent	2,122	1,482	2,830
Contingent rent	4,294	2,959	1,883
Total rent expense	$21,824	$15,237	$11,210
The rent expense above does not include common area maintenance costs, real estate taxes and other occupancy costs, which were $3,229, $2,119 and $1,111 in fiscal 2016, 2015 and 2014, respectively.
As of December 28, 2016, future minimum lease payments under non-cancelable operating leases and lease financing arrangements consisted of the following:

	Operating Leases	Deemed Landlord Financing(1)
2017	$20,688	$612
2018	21,872	1,484
2019	22,173	1,614
2020	21,766	1,642
2021	21,965	1,670
Thereafter	123,372	11,175
Total minimum lease payments	$231,836	$18,197

(1)
Amounts include minimum lease payments for eight leases under construction as of December 28, 2016 where we are deemed the accounting owner. Final classification of lease payments under deemed landlord financing is subject to change pending sale lease-back analysis performed at the store opening date.

As of December 28, 2016, we had eight leases where we are involved in the construction of the leased assets and have been deemed the accounting owner of the construction project. The deemed landlord financing liability related to these leases was $2,007 as of December 28, 2016. No deemed landlord financing liabilities were recognized as of December 30, 2015.
NOTE 10: EMPLOYEE BENEFIT PLANS

Deferred Compensation
During fiscal 2013, we entered into an incentive bonus agreement with one of our executives, whereby the executive is entitled to receive a deferred compensation award in the amount of $2,450, payable by us in March 2018. In fiscal 2013, we recorded $2,054 of deferred compensation expense to recognize the present value of the incentive bonus liability, which is included in other long-term liabilities on the Consolidated Balance Sheet. The deferred compensation expense is included within general and administrative expense on the Consolidated Statement of Income (Loss). There was no such expense in fiscal 2016 or fiscal 2015. The difference between the present value of the bonus liability and the amount payable is accreted to interest expense over the remaining term until the incentive bonus becomes payable. In September 2015, we established a grantor trust, commonly referred to as a "rabbi trust," for the purpose of funding our deferred compensation obligation. We contributed $2,450 to the trust in October 2015. Assets held by the trust are subject to creditor claims in the event of insolvency, but are not available for general corporate purposes. As of December 28, 2016, amounts held by the trust were invested in various marketable securities classified as available-for-sale and recognized at fair value on the Consolidated Balance Sheet. See Note 3.

91 | Shake Shack Inc. Form 10-K

Defined Contribution Plan
Our employees are eligible to participate in a defined contribution savings plan maintained by Union Square Hospitality Group, LLC, a related party. The plan is funded by employee and employer contributions. We pay our share of the employer contributions directly to the third party trustee. Employer contributions to the plan are at our discretion. Effective January 2014, we began making contributions matching a portion of participants' contributions. We match 100% of participants' contributions for the first 3% of eligible compensation contributed and 50% of contributions made in excess of 3% of eligible compensation up to 5% of eligible compensation. Employer contributions totaled $257, $238 and $132 for fiscal 2016, 2015 and 2014, respectively.
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
Holders of our Class A and Class B common stock are entitled to one vote per share and, except as otherwise required, will vote together as a single class on all matters on which stockholders generally are entitled to vote. Holders of our Class B common stock are not entitled to receive dividends and will not be entitled to receive any distributions upon the liquidation, dissolution or winding up of the Company. Shares of Class B common stock may only be issued to the extent necessary to maintain the one-to-one ratio between the number of LLC Interests held by the non-controlling interest holders and the number of shares of Class B common stock held by the non-controlling interest holders. Shares of Class B common stock are transferable only together with an equal number of LLC Interests. Shares of Class B common stock will be canceled on a one-for-one basis upon the redemption or exchange of any of the outstanding LLC Interests.
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
In connection with our IPO, we issued 30,160,694 shares of Class B common stock to the non-controlling interest holders.
SSE Holdings Recapitalization
As described in Note 1, on February 4, 2015, we amended the SSE Holdings LLC Agreement to, among other things, (i) provide for a new single class of common membership interests in SSE Holdings, the LLC Interests, and (ii) exchange all of the then-existing membership interests of the non-controlling interest holders for LLC Interests.
The SSE Holdings LLC Agreement also provides that holders of LLC Interests may, from time to time, require SSE Holdings to redeem all or a portion of their LLC Interests for newly-issued shares of Class A common stock on a one-for-one basis. Upon receipt of a redemption request, we may, instead, elect to effect a direct exchange of LLC Interests directly with the holder. Additionally, we may elect to settle any such redemption or exchange in shares of Class A common stock or in cash. In the event of cash settlement, we would issue new shares of Class A common stock and use the proceeds from the sale of these newly-issued shares of Class A common stock to fund the cash settlement, which, in effect, limits the amount of the cash payment to the redeeming member. In

Shake Shack Inc. Form 10-K | 92

connection with any redemption or exchange, we will receive a corresponding number of LLC Interests, increasing our total ownership interest in SSE Holdings. Additionally, an equivalent number of shares of Class B common stock will be surrendered and canceled.
The amendment also requires that SSE Holdings, at all times, maintain (i) a one-to-one ratio between the number of outstanding shares of Class A common stock and the number of LLC Interests owned by us and (ii) a one-to-one ratio between the number of shares of Class B common stock owned by the non-controlling interest holders and the number of LLC Interests owned by the non-controlling interest holders.
Secondary Offering
As described in Note 1, in August 2015, we completed a secondary offering of 4,000,000 shares of our Class A common stock at a price of $60.00 per share. All of the shares sold in the offering were offered by certain of the non-controlling interest holders. We did not receive any proceeds from the sale of shares of Class A common stock. The shares sold in the offering consisted of (i) 844,727 existing shares of Class A common stock and (ii) 3,155,273 newly-issued shares of Class A common stock issued in connection with the redemption of 3,155,273 LLC Interests. Simultaneously, and in connection with the secondary offering, 3,155,273 shares of Class B common stock were surrendered and cancelled.
Mergers
As described in Note 1, we acquired, by merger, two entities that were owned by former indirect members of SSE Holdings, for which we issued 5,968,841 shares of Class A common stock as merger consideration. In connection with these mergers, 5,968,841 shares of Class B common stock were canceled and we received 5,968,841 of LLC Interests. Additionally, in December 2015, the Meyer Group exercised their right to effect of tax-free reorganization of USC pursuant to the Stockholders Agreement. Prior to the USC Merger, USC owned 1,727,804 LLC Interests and an equivalent number of shares of our Class B common stock. In connection with the USC Merger, (i) 1,727,804 shares of Class A common stock were issued to the stockholders of USC, with each stockholder receiving newly-issued shares of Class A common stock in an amount equivalent to the number of shares of USC held by such stockholders; (ii) 1,727,804 shares of Class B common stock held by USC were cancelled; and (iii) 1,727,804 LLC Interests held by USC were transferred to us.
Member Distributions
On December 15, 2014, the Board of Directors of SSE Holdings approved a special distribution to its members, to the extent the gross proceeds from the IPO exceeded the anticipated gross proceeds (including as a result of the exercise by the underwriters of their option to purchase additional shares of Class A common stock), in an amount equal to the product of (i) the increased gross proceeds and (ii) 0.273, to be paid from the proceeds of the IPO (the "Special Distribution"). On February 4, 2015, SSE Holdings paid the Special Distribution to certain of the then-existing members in the amount of $11,125.
Redemptions of LLC Interests
During fiscal 2016, an aggregate of 5,207,149 LLC Interests were redeemed by the non-controlling interest holders. Pursuant to the SSE Holdings LLC Agreement, we issued 5,207,149 shares of Class A common stock in connection with these redemptions and received 5,207,149 LLC Interests, increasing our ownership interest in SSE Holdings. Simultaneously, and in connection with these redemptions, 5,207,149 shares of Class B common stock were surrendered and cancelled.
During fiscal 2015, subsequent to the secondary offering, an aggregate of 2,848,035 LLC Interests were redeemed by the non-controlling interest holders. Pursuant to the SSE Holdings LLC Agreement, we issued 2,848,035 shares of Class A common stock in connection with these redemptions and received 2,848,035 LLC Interests, increasing our ownership interest in SSE Holdings. Simultaneously, and in connection with these redemptions, 2,848,035 shares of Class B common stock were surrendered and cancelled.
Stock Option Exercises
During fiscal 2016, we received an aggregate of 154,976 LLC Interests in connection with the exercise of employee stock options. No stock options were exercised during fiscal 2015.

93 | Shake Shack Inc. Form 10-K

Dividend Restrictions
We are a holding company with no direct operations. As a result, our ability to pay cash dividends on our common stock, if any, is dependent upon cash dividends, distributions or other transfers from SSE Holdings. The amounts available to us to pay cash dividends are subject to certain covenants and restrictions set forth in the Revolving Credit Facility. As of December 28, 2016, essentially all of the net assets of SSE Holdings were restricted. See Note 8 for more information regarding the covenants and restrictions set forth in the Revolving Credit Facility.
NOTE 12: NON-CONTROLLING INTERESTS

In connection with the Organizational Transactions described in Note 11, on February 4, 2015 we became the sole managing member of SSE Holdings and, as a result, consolidate the financial results of SSE Holdings. We report a non-controlling interest representing the economic interest in SSE Holdings held by the other members of SSE Holdings. The SSE Holdings LLC Agreement provides that holders of LLC Interests may, from time to time, require SSE Holdings to redeem all or a portion of their LLC Interests for newly-issued shares of Class A common stock on a one-for-one basis. In connection with any redemption or exchange, we will receive a corresponding number of LLC Interests, increasing our total ownership interest in SSE Holdings. Changes in our ownership interest in SSE Holdings while we retain our controlling interest in SSE Holdings will be accounted for as equity transactions. As such, future redemptions or direct exchanges of LLC Interests in SSE Holdings by the other members of SSE Holdings will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in capital.
The following table summarizes the ownership interest in SSE Holdings as of December 28, 2016 and December 30, 2015:

	2016		2015
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Shake Shack Inc.	25,151,384	69.1%	19,789,259	54.6%
Number of LLC Interests held by non-controlling interest holders	11,253,592	30.9%	16,460,741	45.4%
Total LLC Interests outstanding	36,404,976	100.0%	36,250,000	100.0%
The weighted average ownership percentages for the applicable reporting periods are used to attribute net income and other comprehensive loss between Shake Shack Inc. and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for fiscal 2016 was 36.8%. For fiscal 2015, net income was attributed to non-controlling interest holders only for the period subsequent to the IPO and the Organizational Transactions, based on a weighted-average ownership percentage of 61.0%.

Shake Shack Inc. Form 10-K | 94

The following table summarizes the effects of changes in ownership in SSE Holdings on our equity during fiscal 2016, 2015 and 2014.

	2016	2015	2014
Net income (loss) attributable to Shake Shack Inc.	$12,446	$(8,776)	$2,118
Other comprehensive loss:
Unrealized holding losses on available-for-sale securities	(10)	(5)	—
Transfers (to) from non-controlling interests:
Increase in additional paid-in capital as a result of settlement of unit appreciation rights	—	987	—
Decrease in additional paid-in capital as a result of the organizational transactions completed in connection with our IPO	—	(75,182)	—
Increase in additional paid-in capital as a result of the redemption of LLC Interests	16,986	19,934	—
Increase in additional paid-in capital as a result of the USC Merger	—	5,908	—
Increase in additional paid-in capital as a result of stock option exercises and the related income tax effect	825	—	—
Total effect of changes in ownership interest on equity attributable to Shake Shack Inc.	$30,247	$(57,134)	$2,118
In February 2015, we used the net proceeds from our IPO to purchase 5,750,000 newly-issued LLC Interests. Additionally, in connection with our IPO, we acquired 5,968,841 LLC Interests through the acquisition, by merger, of two entities that were owned by former indirect members of SSE Holdings. Pursuant to the SSE Holdings LLC Agreement, we received 339,306 LLC Interests as a result of the issuance of 339,306 shares of Class A common stock upon settlement of the outstanding UARs.
In December 2015, we received 1,727,804 LLC Interests in connection with the USC Merger in exchange for an equivalent number of newly-issued shares of Class A common stock.
During fiscal 2016, an aggregate of 5,207,149 LLC Interests were redeemed by the non-controlling interest holders for newly-issued shares of Class A common stock, and we received 5,207,149 LLC Interests, increasing our total ownership interest in SSE Holdings to 69.1%. During 2015, an aggregate of 6,003,308 LLC Interests were redeemed by the non-controlling interest holders (which included 3,155,273 LLC Interests redeemed in connection with a secondary offering) for newly-issued shares of Class A common stock, and we received 6,003,308 LLC Interests.
During fiscal 2016, we received an aggregate of 154,976 LLC Interests in connection with the exercise of employee stock options. No stock options were exercised during fiscal 2015.
NOTE 13: EQUITY-BASED COMPENSATION

A summary of equity-based compensation expense recognized during fiscal 2016, 2015 and 2014 is as follows:

	2016	2015	2014
Unit appreciation rights	$—	$11,762	$—
Restricted Class B units	—	605	165
Stock options	4,262	4,314	—
Performance stock units	1,092	—	—
Equity-based compensation expense	$5,354	$16,681	$165

Total income tax benefit recognized related to equity-based compensation	$168	$482	$4

95 | Shake Shack Inc. Form 10-K

Amounts are included in general and administrative expense and labor and related expenses on the Consolidated Statements of Income (Loss). We capitalized $139 of equity-based compensation in fiscal 2016. No amounts were capitalized in fiscal 2015 and 2014.
Unit Appreciation Rights
Prior to the IPO, we maintained a Unit Appreciation Rights Plan (the "UAR Plan"), effective in fiscal year 2012, and as amended, whereby we had the authority to grant up to 31,303 unit appreciation rights ("UARs") to employees. The UARs granted were subject to continued employment and were only exercisable upon a qualifying transaction. Our IPO constituted a qualifying transaction under the terms of the UAR Plan, and as a result 339,306 shares of Class A common stock were issued upon the settlement of the 22,554 outstanding UARs, net of employee withholding taxes. We recognized compensation expense of $11,762 during fiscal 2015 upon settlement of the outstanding UARs.
There were no UARs outstanding as of December 28, 2016 or December 30, 2015. No compensation expense was recognized during fiscal 2016 and 2014.
Restricted Class B Units
Prior to the IPO, we granted restricted Class B units to certain of our executive officers. These awards were to vest in equal installments over periods ranging from three to five years. If not already fully vested, these units would fully vest (i) upon the occurrence of a change in control event or (ii) upon the occurrence of an initial public offering. The IPO constituted a transaction under the terms of the restricted Class B unit award agreements that resulted in the accelerated vesting of all then-outstanding awards, and we recognized $605 of equity-based compensation expense upon the vesting of these awards during fiscal 2015.
There were no restricted Class B units outstanding as of December 28, 2016 or December 30, 2015. No compensation expense was recorded during fiscal 2016 and $165 was recorded during fiscal 2014.
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
The fair value of stock option awards was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

	2016	2015
Expected term (years)(1)	5.5	7.5
Expected volatility(2)	50.7%	35.1%
Risk-free interest rate(3)	1.5%	1.6%
Dividend yield(4)	—%	—%

(1)	Expected term represents the estimated period of time until an award is exercised and was determined using the simplified method.

(2)	Expected volatility is based on the historical volatility of a selected peer group over a period equivalent to the expected term.

(3)	The risk-free rate rate is an interpolation of yields on U.S. Treasury securities with maturities equivalent to the expected term.

(4)	We have assumed a dividend yield of zero as we have no plans to declare dividends in the foreseeable future.

Shake Shack Inc. Form 10-K | 96

A summary of stock option activity for fiscal years 2015 and 2016 is as follows:

	Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding as of December 31, 2014	—	$—
Granted	2,622,281	21.00
Exercised	—	—
Forfeited	(47,300)	(21.00)
Expired	—	—
Outstanding as of December 30, 2015	2,574,981	$21.00
Granted	16,931	34.74
Exercised	(160,230)	21.00
Forfeited	(66,960)	(21.00)
Expired	—	—
Outstanding as of December 28, 2016	2,364,722	$21.10	$37,201	8.1
Options vested and exercisable as of December 28, 2016	400,471	$21.00	$6,339	8.1
Options expected to vest as of December 28, 2016	1,847,242	$21.13	$29,009	8.1
No stock options were granted in fiscal 2014. As of December 28, 2016, total unrecognized compensation expense related to unvested stock options, including an estimate for pre-vesting forfeitures, was $12,621, which is expected to be recognized over a weighted-average period of 3.1 years. Cash received from stock option exercises was $3,194 for fiscal 2016.
A summary of unvested stock option activity for fiscal 2015 and 2016 is as follows:

	Stock Options	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2014	—	$—
Vested	—	—
Granted	2,622,281	8.53
Forfeited	(47,300)	8.59
Unvested as of December 30, 2015	2,574,981	$8.53
Vested	(562,296)	8.32
Granted	16,931	16.32
Forfeited	(65,365)	8.59
Unvested as of December 28, 2016	1,964,251	$8.66

97 | Shake Shack Inc. Form 10-K

The following table summarizes information about stock options outstanding and exercisable as December 28, 2016:

	Options Outstanding			Options Exercisable
	Number Outstanding at December 28, 2016	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 28, 2016	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Exercise Price
$21.00	2,347,791	8.1	$21.00	400,471	8.1	$21.00
$34.62	15,823	9.4	$34.62	—	—	$—
$36.41	1,108	9.9	$36.41	—	—	$—
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
For performance stock units granted during fiscal 2016, the amount of awards that can be earned range from 0% to 125% of the number of performance stock units granted, based on the achievement of approved financial goals over a one-year performance period. In addition to the performance conditions, performance stock units are also subject to a requisite service period and the awards will vest ratably over three years. The fair value of performance stock units is determined based on the closing market price of our Class A common stock on the date of grant. Compensation expense related to the performance stock units is recognized using a graded-vesting attribution method over the vesting period based on the most probable outcome of the performance conditions.
A summary of performance stock unit activity for fiscal 2016 is as follows:

	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	—	$—
Granted	63,600	38.41
Vested	—	—
Forfeited	(2,000)	38.43
Expired	—	—
Outstanding at end of period	61,600	$38.41
No performance stock units were granted in fiscal 2015 and 2014. As of December 28, 2016, there were 61,600 performance stock units outstanding, of which none were vested. As of December 28, 2016, total unrecognized compensation expense related to unvested performance stock units, including an estimate for pre-vesting forfeitures, was $1,591, which is expected to be recognized over a weighted-average period of 2.3 years.

Shake Shack Inc. Form 10-K | 98

NOTE 14: INCOME TAXES

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
Income Tax Expense
The components of income before income taxes are follows:

	2016	2015	2014
Domestic	$20,623	$244	$(3,007)
Foreign	7,873	6,184	5,787
Income before income taxes	$28,496	$6,428	$2,780
The components of income tax expense are as follows:

	2016	2015	2014
Current income taxes:
Federal	$3,767	$2,474	$—
State and local	2,439	1,131	194
Foreign	667	433	561
Total current income taxes	6,873	4,038	755
Deferred income taxes:
Federal	(48)	(267)	—
State and local	(475)	(467)	(93)
Total deferred income taxes	(523)	(734)	(93)
Income tax expense	$6,350	$3,304	$662
Reconciliations of income tax expense computed at the U.S. federal statutory income tax rate to the recognized income tax expense and the U.S. statutory income tax rate to our effective tax rates are as follows:

	2016		2015		2014
Expected U.S. federal income taxes at statutory rate	$9,689	34.0%	$2,186	34.0%	$945	34.0%
State and local income taxes, net of federal benefit	1,461	5.1%	663	10.3%	101	3.6%
Foreign withholding taxes	667	2.3%	433	6.7%	561	20.2%
Non-deductible expenses	25	0.1%	653	10.2%	—	—%
Tax credits	(779)	(2.7)%	(141)	(2.2)%	—	—%
Rate change impact	(1,353)	(4.7)%	—	—%	—	—%
Non-controlling interest	(3,765)	(13.2)%	(490)	(7.6)%	—	—%
LLC flow-through structure	—	—%	—	—%	(976)	(35.1)%
Other	405	1.4%	—	—%	31	1.1%
Income tax expense	$6,350	22.3%	$3,304	51.4%	$662	23.8%

99 | Shake Shack Inc. Form 10-K

Our effective income tax rates for fiscal 2016, 2015 and 2014 were 22.3%, 51.4% and 23.8%, respectively. The decrease in our effective income tax rate from fiscal 2015 to fiscal 2016 is due to the IPO and Organizational Transactions that occurred in fiscal 2015. As the non-recurring compensation expenses and other IPO-related expenses recognized during fiscal 2015 were incurred in the period prior to the Organizational Transactions, and prior to our becoming a member of SSE Holdings, we were not entitled to any tax benefits related to those losses. We recognized tax expense in fiscal 2015 based on our allocable share of the taxable income generated in the period subsequent to our becoming a member of SSE Holdings, which resulted in a very high effective tax rate in fiscal 2015 when compared to our consolidated pre-tax income. Additionally, in fiscal 2016, the effective tax rate was positively impacted by a tax benefit of $1,353 we recognized due to the impact from a tax rate change on our deferred tax assets, as well as other rate changes. In fiscal 2014, we were only subject to certain LLC entity-level taxes and foreign withholding taxes, whereas in fiscal 2015 and fiscal 2016 we were also subject to U.S. federal, state and local income taxes on our allocable share of any taxable income or loss generated by SSE Holdings subsequent to the IPO and Organizational Transactions.
Deferred Tax Assets and Liabilities
The components of deferred tax assets and liabilities are as follows:

	December 28 2016	December 30 2015
Deferred tax assets:
Investment in partnership	$209,648	$154,649
Tax Receivable Agreement	110,022	69,513
Deferred rent	561	492
Deferred revenue	53	63
Stock-based compensation	331	218
Net operating loss carryforwards	7,338	334
Tax credits	1,084	—
Other assets	108	159
Total gross deferred tax assets	329,145	225,428
Valuation allowance	(15,568)	(23,155)
Total deferred tax assets, net of valuation allowance	313,577	202,273
Deferred tax liabilities:
Property and equipment	(370)	(316)
Total gross deferred tax liabilities	(370)	(316)
Net deferred tax assets	$313,207	$201,957
As of December 28, 2016, our federal and state net operating loss carryforwards for income tax purposes were $19,019 and $197,201. If not utilized, our federal and state net operating loss carryforwards will expire between 2028 and 2036.
As described in Note 11, we acquired an aggregate of 5,362,125 LLC Interests during fiscal 2016 through redemptions of LLC Interests and the exercise of employee stock options. We recognized a deferred tax asset in the amount of $67,580 associated with the basis difference in our investment in SSE Holdings upon acquiring these LLC Interests. These were partially offset by reductions in basis due to the utilization of $12,269 of amortization. However, a portion of the total basis difference will only reverse upon the eventual sale of our interest in SSE Holdings, which we expect would result in a capital loss. As of December 28, 2016, we established a valuation allowance in the amount of $15,568 against the deferred tax asset to which this portion relates.
During fiscal 2016, we also recognized $40,094 of deferred tax assets related to additional tax basis increases generated from expected future payments under the Tax Receivable Agreement and related deductions for imputed interest on such payments. See "—Tax Receivable Agreement" for more information.

Shake Shack Inc. Form 10-K | 100

We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of December 28, 2016, we concluded, based on the weight of all available positive and negative evidence, that all of our deferred tax assets (except for those deferred tax assets described above relating to basis differences that are expected to result in a capital loss upon the eventual sale of our interest in SSE Holdings) are more likely than not to be realized. As such, no additional valuation allowance was recognized. The net change in valuation allowance for fiscal 2016 was a decrease of $7,587.
Uncertain Tax Positions
No uncertain tax positions existed as of December 28, 2016 and December 30, 2015. Shake Shack Inc. was formed in September 2014 and did not engage in any operations prior to the IPO and Organizational Transactions. Shake Shack Inc. first filed tax returns for tax year 2014, which is the first tax year subject to examination by taxing authorities for U.S. federal and state income tax purposes. Additionally, although SSE Holdings is treated as a partnership for U.S. federal and state income taxes purposes, it is still required to file an annual U.S. Return of Partnership Income, which is subject to examination by the Internal Revenue Service ("IRS"). The statute of limitations has expired for tax years through 2012 for SSE Holdings.
Tax Receivable Agreement
Pursuant to our election under Section 754 of the Internal Revenue Code (the "Code"), we expect to obtain an increase in our share of the tax basis in the net assets of SSE Holdings when LLC Interests are redeemed or exchanged by the non-controlling interest holders and other qualifying transactions. We plan to make an election under Section 754 of Code for each taxable year in which a redemption or exchange of LLC Interest occurs. We intend to treat any redemptions and exchanges of LLC Interests by the non-controlling interest holders as direct purchases of LLC Interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that we would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.
On February 4, 2015, we entered into a tax receivable agreement with the then-existing non-controlling interest holders (the "Tax Receivable Agreement") that provides for the payment by us to the non-controlling interest holders of 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of (i) increases in our share of the tax basis in the net assets of SSE Holdings resulting from any redemptions or exchanges of LLC Interests, (ii) tax basis increases attributable to payments made under the Tax Receivable Agreement, and (iii) deductions attributable to imputed interest pursuant to the Tax Receivable Agreement (the "TRA Payments"). We expect to benefit from the remaining 15% of any tax benefits that we may actually realize. The TRA Payments are not conditioned upon any continued ownership interest in SSE Holdings or us. The rights of each non-controlling interest holder under the Tax Receivable Agreement are assignable to transferees of its LLC Interests.
During fiscal 2016, we acquired an aggregate of 5,207,149 LLC Interests in connection with the redemption of LLC Interests, which resulted in an increase in the tax basis of our investment in SSE Holdings subject to the provisions of the Tax Receivable Agreement. We recognized an additional liability in the amount of $100,063 for the TRA Payments due to the redeeming members, representing 85% of the aggregate tax benefits we expect to realize from the tax basis increases related to the redemption of LLC Interests, after concluding it was probable that such TRA Payments would be paid based on our estimates of future taxable income. As of December 28, 2016, the total amount of TRA Payments due under the Tax Receivable Agreement, including accrued interest, was $272,482, of which $4,580 was included in other current liabilities on the Consolidated Balance Sheet. See Note 17 for more information relating to our liabilities under the Tax Receivable Agreement.
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

101 | Shake Shack Inc. Form 10-K

As described in Note 1, on February 4, 2015, the SSE Holdings LLC Agreement was amended and restated to, among other things, (i) provide for a new single class of common membership interests, the LLC Interests, and (ii) exchange all of the then-existing membership interests of the non-controlling interest holders for LLC Interests. For purposes of calculating earnings per share, the amounts prior to fiscal 2015 have been retroactively adjusted to give effect to the above-mentioned amendment and resulting recapitalization. The computations of earnings per share for periods prior to our IPO do not consider the 5,750,000 shares of Class A common stock issued to investors in our IPO or the 339,306 shares of Class A common stock issued upon settlement of outstanding UARs in connection with the IPO.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock for fiscal 2016, 2015 and 2014.

	2016	2015	2014
Numerator:
Net income	$22,146	$3,124	$2,118
Less: net income attributable to non-controlling interests	9,700	11,900	—
Net income (loss) attributable to Shake Shack Inc.	$12,446	$(8,776)	$2,118
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	22,956	13,588	29,977
Effect of dilutive securities:
Restricted Class B units	—	—	145
Stock options	493	—	—
Weighted-average shares of Class A common stock outstanding—diluted	23,449	13,588	30,122

Earnings per share of Class A common stock—basic	$0.54	$(0.65)	$0.07
Earnings per share of Class A common stock—diluted	$0.53	$(0.65)	$0.07
Shares of our Class B common stock do not share in the earnings or losses of Shake Shack and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.
The following table presents potentially dilutive securities excluded from the computations of diluted earnings per share of Class A common stock for fiscal 2016, 2015 and 2014.

	2016		2015		2014
Stock options	125	(1)	2,574,981	(2)	—
Performance stock units	26,860	(3)	—		—
Shares of Class B common stock	11,253,592	(4)	16,460,741	(4)	—

(1)
Weighted-average number of securities excluded from the computation of diluted earnings per share of Class A common stock because the exercise price of the stock options exceeded the average market price.

(2)	Excluded from the computation of diluted earnings per share of Class A common stock because the effect would have been anti-dilutive.

(3)
Weighted-average number of securities excluded from the computation of diluted earnings per share of Class A common stock because the performance conditions were not met for a portion of the fiscal year.

(4)
Shares of our Class B common stock are considered potentially dilutive shares of Class A common stock. Amounts have been excluded from the computations of diluted earnings per share of Class A common stock because the effect would have been anti-dilutive under the if-converted and two-class methods.

Shake Shack Inc. Form 10-K | 102

NOTE 16: SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information for fiscal 2016, 2015 and 2014:

	2016	2015	2014
Cash paid for:
Income taxes, net of refunds	$1,823	$416	$836
Interest, net of amounts capitalized	54	92	123
Non-cash investing activities:
Accrued purchases of property and equipment	6,150	4,904	3,577
Property and equipment acquired through landlord incentives	—	—	6,000
Capitalized landlord assets for leases where we are deemed the accounting owner	1,985	—	—
Capitalized equity-based compensation	139	—	—
Class A common stock issued in connection with the acquisition of the former indirect members of SSE Holdings	—	6	—
Class A common stock issued in connection with the USC Merger	—	2	—
Non-cash financing activities:
Cancellation of Class B common stock in connection with the Organizational Transactions	—	(6)	—
Class A common stock issued in connection with the redemption of LLC Interests	5	6	—
Cancellation of Class B common stock in connection with the redemption of LLC Interests	(5)	(6)	—
Cancellation of Class B common stock in connection with the USC Merger	—	(2)	—
Establishment of liabilities under tax receivable agreement	100,063	173,090	—
Accrued distributions payable to non-controlling interest holders	607	—	—
NOTE 17: COMMITMENTS AND CONTINGENCIES

Lease Commitments
We are obligated under various operating leases for Shacks and our home office space, expiring in various years through 2034. Under certain of these leases, we are liable for contingent rent based on a percentage of sales in excess of a specified threshold and are responsible for our proportionate share of real estate taxes and common area charges. See Note 9, Leases.
As security under the terms of several of our leases, we are obligated under letters of credit totaling $160 as of December 28, 2016. The letters of credit expire on April 23, 2017 and February 28, 2026. In addition, in December 2013, we entered into an irrevocable standby letter of credit in conjunction with our home office lease in the amount of $80. The letter of credit expires in September 2017 and renews automatically for one-year periods through September 30, 2019.
Purchase Commitments
Purchase obligations include legally binding contracts, including commitments for the purchase, construction or remodeling of real estate and facilities, firm minimum commitments for inventory purchases, equipment purchases, marketing-related contracts, software acquisition/license commitments and service contracts. These obligations are generally short-term in nature and are recorded as liabilities when the related goods are received or services rendered. We also enter into long-term, exclusive contracts with certain vendors to supply us with food, beverages and paper goods, obligating us to purchase specified quantities. These volume commitments are generally not subject to any time limit and there are no material financial penalties associated with these agreements in the event of early termination.

103 | Shake Shack Inc. Form 10-K

Legal Contingencies
In November 2015, we participated in a voluntary mediation with counsel representing two former Shake Shack managers, who alleged that we improperly classified our restaurant managers as exempt from overtime protections. At the conclusion of the mediation, the parties mutually agreed to fully and finally resolve the matter by settling, rather than litigating. In connection with the settlement, the parties entered into a memorandum of understanding, pursuant to which we agreed to create a settlement fund in the amount of $750 and, in exchange for their participation in the settlement fund, all participating employees (current and former) will be required to release Shake Shack from all federal and/or state wage and hour claims that may exist through the settlement date. On March 11, 2016, as required by the memorandum of understanding, the parties entered into a settlement agreement in the amount of $750. To facilitate the resolution of the matter, the parties coordinated the filing by the plaintiff's counsel of a Complaint on March 17, 2016 with the Supreme Court of the State of New York (the “Court”). On October 25, 2016, the Court granted preliminary approval of the settlement agreement. On December 13, 2016, all eligible class members were mailed the notice of settlement, and the deadline to opt-out or object was January 27, 2017. On March 7, 2017, the Court held a fairness hearing, at which time it determined that the settlement agreement was fair, adequate and equitable, and subsequently issued its order granting final approval of the settlement.  As of December 28, 2016, an accrual in the amount of $770 was recognized, which included $750 for the mutually agreed upon settlement fund and $20 for related legal expenses.

We are subject to various legal proceedings, claims and liabilities, such as employment-related claims and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance. As of December 28, 2016, the amount of ultimate liability with respect to these matters was not material.
Liabilities under Tax Receivable Agreement
As described in Note 14, we are a party to the Tax Receivable Agreement under which we are contractually committed to pay the non-controlling interest holders 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of certain transactions. We are not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated the transaction that gave rise to the payment are realized. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. As of December 28, 2016, we recognized $272,482 of liabilities relating to our obligations under the Tax Receivable Agreement, after concluding that it was probable that we would have sufficient future taxable income to utilize the related tax benefits. There were no transactions subject to the Tax Receivable Agreement for which we did not recognize the related liability, as we concluded that we would have sufficient future taxable income to utilize all of the related tax benefits generated by all transactions that occurred in fiscal 2016.
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
Under the terms of the management agreement with USHG, as amended, in fiscal 2014, we paid a 2.5% management fee to USHG based on Shack sales and licensing revenue generated from license agreements with unaffiliated entities. Total management fees, which are included in general and administrative expenses, amounted to $2,927 for fiscal 2014. Effective January 1, 2015, the management agreement was amended and restated. As a result, we are no longer obligated to pay management fees to USHG. Therefore, no management fees were paid to USHG for fiscal 2016 and 2015.

Shake Shack Inc. Form 10-K | 104

Previously, we sub-leased office space from USHG on a month-to-month basis. Amounts paid to USHG as rent totaled $38 for fiscal 2014. These amounts are included in general and administrative expenses on the Consolidated Statements of Income (Loss). No amounts were paid during fiscal 2016 and 2015.
Previously, our employees were included in USHG's self-insurance health plan and we paid our portion of the plan costs on a monthly basis to USHG. Amounts paid to USHG for these health insurance costs were $1,306 for fiscal 2014. In February 2015, we established our own self-funded health insurance plan for our employees and ceased payments to USHG. Amounts paid to USHG for these health insurance costs were $146 for fiscal 2015. No amounts were paid to USHG for these health insurance costs for fiscal 2016. These amounts are included in labor and related expenses and general and administrative expenses on the Consolidated Statements of Income (Loss). Additionally, our employees are eligible participants under USHG's 401(k) plan. We pay our share of the employer's matching contributions directly to the third-party plan trustee.
We also pay USHG for certain miscellaneous general operating expenses incurred by them on our behalf. Total amounts paid to USHG for general corporate expenses were $10, $157 and $490 for fiscal 2016, 2015 and 2014, respectively, and are included in general and administrative expenses on the Consolidated Statements of Income (Loss).
Total amounts payable to USHG as of December 28, 2016 and December 30, 2015 were $1 and $2, respectively, and are included in other current liabilities on the Consolidated Balance Sheets. No amounts were due from USHG as of December 28, 2016 and December 30, 2015.
Hudson Yards Sports and Entertainment
In fiscal 2011, we entered into a Master License Agreement (as amended, an "MLA") with Hudson Yards Sports and Entertainment LLC ("HYSE"), a subsidiary of USHG and a related party, to operate Shake Shack branded limited menu concession stands in sports and entertainment venues within the United States. The agreement expires on December 31, 2027 and includes five consecutive five-year renewal options at HYSE's option. As consideration for these rights, HYSE pays us a license fee based on a percentage of net food sales, as defined in the MLA. HYSE also pays us a percentage of profits on sales of branded beverages, as defined in the MLA. Amounts paid to us by HYSE for fiscal 2016, 2015 and 2014 were $309, $282 and $218, respectively, and are included in licensing revenue on the Consolidated Statements of Income (Loss). Amounts due from HYSE as of December 28, 2016 were $11 and is included in prepaid expenses and other current assets on the Consolidated Balance Sheets. No amounts were due from HYSE as of December 30, 2015.
Madison Square Park Conservancy
The Chairman of our Board of Directors serves as a director of the Madison Square Park Conservancy ("MSP Conservancy"), with which we have a license agreement and pay license fees to operate our Madison Square Park Shack. Amounts paid to Madison Square Park Conservancy as rent amounted to $1,062, $692 and $528 for fiscal 2016, 2015 and 2014, respectively. These amounts are included in occupancy and related expenses on the Consolidated Statements of Income (Loss). Total amounts due to the MSP Conservancy as of December 28, 2016 and December 30, 2015 were $1 and $17, respectively.
Share Our Strength
The Chairman of our Board of Directors serves as a director of Share Our Strength, for which Shake Shack holds the "Great American Shake Sale" every year during the month of May to raise money and awareness for childhood hunger. During the Great American Shake Sale, we encourage guests to donate money to Share Our Strength's No Kid Hungry campaign in exchange for a coupon for a free cake-themed shake. All of the guest donations we collect go directly to Share Our Strength. We raised a total of $587, $504 and $338 in fiscal 2016, 2015 and 2014, respectively, and the proceeds were remitted to Share Our Strength in the respective years. We incurred costs of approximately $117, $109 and $69 for fiscal 2016, 2015 and 2014, respectively, representing the cost of the free shakes redeemed. These costs are included in general and administrative expenses and other operating expenses on the Consolidated Statements of Income (Loss). Additionally, we held a promotional event in August 2016 in which we donated a total of $20 to the Share Our Strength's No Kid Hungry campaign, which is included in general and administrative expenses on the Consolidated Statements of Income (Loss).

105 | Shake Shack Inc. Form 10-K

Mobo Systems, Inc.
The Chairman of our Board of Directors serves as a director of Mobo Systems, Inc. (also known as "Olo"), a platform we use in connection with our mobile ordering application. No amounts were paid to Olo for fiscal 2016 and 2014. Amounts paid to Olo for fiscal 2015 were $8. No amounts were payable to Olo as of December 28, 2016 and December 30, 2015.
Tax Receivable Agreement
In connection with our IPO, we entered into a Tax Receivable Agreement with certain non-controlling interest holders that provides for the payment by us to the non-controlling holders of 85% of the amount of any tax benefits that Shake Shack actually realizes or in some cases is deemed to realize as a result of (i) increases in the tax basis of the net assets of SSE Holdings resulting from any redemptions or exchanges of LLC Interests and (ii) certain other tax benefits related to our making payments under the Tax Receivable Agreement. See Note 14 for further information. There were no amounts paid under the Tax Receivable Agreement to the non-controlling interest holders during fiscal 2016, 2015 and 2014. Total amounts due to the non-controlling interest holders as of December 28, 2016 and December 30, 2015 under the Tax Receivable Agreement were $272,482 and $173,090, respectively.
Distributions to Members of SSE Holdings
Under the terms of the SSE Holdings LLC Agreement, SSE Holdings is obligated to make tax distributions to its members. During fiscal 2016 tax distributions of $1,745 were paid to non-controlling interest holders. A special distribution was paid to certain members of SSE Holdings in the amount of $11,125 on February 4, 2015. No tax distributions were paid to non-controlling interest holders during fiscal 2015 and 2014. As of December 28, 2016, $607 was payable to non-controlling interest holders and no amounts were payable to non-controlling interest holders as of December 30, 2015.
NOTE 19: GEOGRAPHIC INFORMATION

Revenue by geographic area for fiscal 2016, 2015 and 2014 is as follows:

	2016	2015	2014
United States	$260,602	$184,408	$112,743
Other countries	7,873	6,184	5,787
Total revenue	$268,475	$190,592	$118,530
Revenues are shown based on the geographic location of our customers and licensees. All of our assets are located in the United States.

Shake Shack Inc. Form 10-K | 106

NOTE 20: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth certain unaudited financial information for each quarter of fiscal 2016 and 2015. The unaudited quarterly information includes all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for the fair presentation of the information presented. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

	2016
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenue	$54,165	$66,472	$74,567	$73,271
Operating income	4,714	8,933	9,170	4,988
Net income	3,351	6,549	6,789	5,457
Net income attributable to Shake Shack Inc.	1,462	3,298	3,766	3,920
Earnings per share(1):
Basic	$0.07	$0.15	$0.16	$0.16
Diluted	$0.07	$0.14	$0.15	$0.15

	2015
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenue	$37,808	$48,450	$53,273	$51,061
Operating income (loss)	(10,949)	6,244	7,804	3,654
Net income (loss)	(11,260)	5,145	6,193	3,046
Net income (loss) attributable to Shake Shack Inc.	(12,668)	1,118	1,528	1,246
Earnings (loss) per share(1):
Basic	$(1.06)	$0.09	$0.11	$0.08
Diluted	$(1.06)	$0.08	$0.10	$0.07

(1)
Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted earnings per share amounts may not equal annual basic and diluted earnings per share amounts.

107 | Shake Shack Inc. Form 10-K

Schedule I: Condensed Financial Information of Registrant

SHAKE SHACK INC.
CONDENSED BALANCE SHEETS
(PARENT COMPANY ONLY)
(in thousands, except share and per share amounts)

	December 28 2016	December 30 2015
ASSETS
Current assets:
Cash	$3,785	$422
Accounts receivable	2	—
Prepaid expenses	105	628
Total current assets	3,892	1,050
Due from SSE Holdings	—	3,979
Deferred income taxes, net	312,802	201,614
Investment in subsidiaries	109,680	67,810
TOTAL ASSETS	$426,374	$274,453
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Income taxes payable	$—	$689
Accrued expenses	49	59
Due to SSE Holdings	1,655	—
Current portion of liabilities under tax receivable agreement	4,580	2,157
Total current liabilities	6,284	2,905
Liabilities under tax receivable agreement, net of current portion	267,902	170,933
Total liabilities	274,186	173,838
Commitments and contingencies
Stockholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of December 28, 2016 and December 30, 2015, respectively.	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 25,151,384 and 19,789,259 shares issued and outstanding as of December 28, 2016 and December 30, 2015, respectively.	25	20
Class B common stock, $0.001 par value—35,000,000 shares authorized; 11,253,592 and 16,460,741 shares issued and outstanding as of December 28, 2016 and December 30, 2015, respectively.	11	16
Additional paid-in capital	135,448	96,311
Retained earnings	16,719	4,273
Accumulated other comprehensive loss	(15)	(5)
Total stockholders' equity	152,188	100,615
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$426,374	$274,453
See accompanying Notes to Condensed Financial Statements.

Shake Shack Inc. Form 10-K | 108

Schedule I: Condensed Financial Information of Registrant (continued)

SHAKE SHACK INC.
CONDENSED STATEMENTS OF INCOME
(PARENT COMPANY ONLY)
(in thousands)

	Fiscal Year Ended
	December 28 2016	December 30 2015	December 31 2014
Intercompany revenue	$1,603	$1,336	$—
TOTAL REVENUE	1,603	1,336	—
General and administrative expenses	1,603	1,336	—
TOTAL EXPENSES	1,603	1,336	—
OPERATING INCOME	—	—	—
Equity in net income of subsidiaries	16,982	6,906	—
Other income	688	—	—
Interest expense	(16)	—	—
INCOME BEFORE INCOME TAXES	17,654	6,906	—
Income tax expense	5,208	2,633	—
NET INCOME	$12,446	$4,273	$—
See accompanying Notes to Condensed Financial Statements.

109 | Shake Shack Inc. Form 10-K

Schedule I: Condensed Financial Information of Registrant (continued)

SHAKE SHACK INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(PARENT COMPANY ONLY)
(in thousands)

	Fiscal Year Ended
	December 28 2016	December 30 2015	December 31 2014
Net income	$12,446	$4,273	$—
Other comprehensive (loss), net of tax:
Available-for-sale securities(1):
Change in net unrealized holding (losses)	(22)	(5)	—
Less: reclassification adjustments for net realized losses included in net income	12	—	—
Net change	(10)	(5)	—
OTHER COMPREHENSIVE LOSS	(10)	(5)	—
COMPREHENSIVE INCOME	12,436	4,268	—
(1) Net of tax benefit of $0 for fiscal years ended December 28, 2016, December 30, 2015 and December 31, 2014.
See accompanying Notes to Condensed Financial Statements.

Shake Shack Inc. Form 10-K | 110

Schedule I: Condensed Financial Information of Registrant (continued)

SHAKE SHACK INC.
CONDENSED STATEMENTS OF CASH FLOWS
(PARENT COMPANY ONLY)
(in thousands)

	Fiscal Year Ended
	December 28 2016	December 30 2015	December 31 2014
OPERATING ACTIVITIES
Net income	$12,446	$4,273	$—
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net income of subsidiaries	(16,982)	(6,906)	—
Equity-based compensation	189	330	—
Non-cash reimbursement revenue treated as investment	(189)	—	—
Deferred income taxes	(462)	(551)	—
Other non-cash income	(688)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(2)	—	—
Prepaid expenses and other current assets	(1)	—	—
Due to/from SSE Holdings	214	4	—
Accrued expenses	(11)	58	—
Other current liabilities	17	—	—
Income taxes payable	5,023	3,184	—
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(446)	392	—
INVESTING ACTIVITIES
Purchases of LLC Interests from SSE Holdings	(4,559)	(112,298)	—
Return of investment in SSE Holdings	2,694	—	—
NET CASH USED IN INVESTING ACTIVITIES	(1,865)	(112,298)	—
FINANCING ACTIVITIES
Proceeds from issuance of Class A common stock sold in initial public offering, net of underwriting discounts and commissions	—	112,298	—
Proceeds from issuance of Class A common stock to SSE Holdings upon settlement of stock option exercises	2,489	—	—
Proceeds from issuance of Class B common stock	—	30	—
Proceeds from stock option exercises	3,185	—	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,674	112,328	—
INCREASE IN CASH	3,363	422	—
CASH AT BEGINNING OF PERIOD	422	—	—
CASH AT END OF PERIOD	$3,785	$422	$—

See accompanying Notes to Condensed Financial Statements.

111 | Shake Shack Inc. Form 10-K

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
The Parent Company is the sole managing member of SSE Holdings, and pursuant to the Third Amended and Restated LLC Agreement of SSE Holdings (the “SSE Holdings LLC Agreement”), receives compensation in the form of reimbursements for all costs associated with being a public company and maintaining its existence. Intercompany revenue consists of these reimbursement payments and is recognized when the corresponding expense to which it relates is recognized.
Certain intercompany balances presented in these condensed parent company financial statements are eliminated in the consolidated financial statements. $1,655 of intercompany payables were eliminated in consolidation as of December 28, 2016 and $3,979 of intercompany receivables were eliminated in consolidation as of December 30, 2015. For fiscal 2016, $1,603 and $16,982 of intercompany revenue and equity in net income of subsidiaries, respectively, was eliminated in consolidation. For fiscal 2015, $1,336 and $6,906 of intercompany revenue and equity in net income of subsidiaries, respectively, was eliminated in consolidation. Related party amounts that were not eliminated in the consolidated financial statements include the Parent Company's liabilities under the tax receivable agreement, which totaled $272,482 and $173,090 as of December 28, 2016 and December 30, 2015, respectively.
NOTE 3: COMMITMENTS AND CONTINGENCIES
On February 4, 2015, the Parent Company entered into a tax receivable agreement with the non-controlling interest holders that provides for payments to the non-controlling interest holders of 85% of the amount of any tax benefits that the Parent Company actually realizes, or in some cases is deemed to realize, as a result of certain transactions. See Note 14 to the consolidated financial statements for more information regarding the Parent Company's tax receivable agreement. As described in Note 17 to the consolidated financial statements, amounts payable under the tax receivable agreement are contingent upon, among other things, (i) generation of future taxable income of Shake Shack Inc. over the term of the tax receivable agreement and (ii) future changes

Shake Shack Inc. Form 10-K | 112

in tax laws. As of December 28, 2016 and December 30, 2015, liabilities under the tax receivable agreement totaled $272,482 and $173,090, respectively.
NOTE 4: SUPPLEMENTAL CASH FLOW INFORMATION
The following table sets forth supplemental cash flow information for fiscal 2016, 2015 and 2014:

	2016	2015	2014
Cash paid for:
Income taxes	$576	$—	$—
Non-cash investing activities:
Accrued contribution related to stock option exercises	1,116	—	—
Class A common stock issued in connection with the acquisition of two entities owned by former indirect members of SSE Holdings	—	6	—
Class A common stock issued in connection with the USC Merger	—	2	—
Class A common stock issued in connection with the acquisition of LLC Interests upon redemption by the non-controlling interest holders	18,944	19,933	—
Non-cash contribution made in connection with equity awards granted to employees of SSE Holdings	5,304	2,355	—
Non-cash financing activities:
Cancellation of Class B common stock in connection with the Organizational Transactions	—	(6)	—
Cancellation of Class B common stock in connection with the redemption of LLC Interests	(5)	(6)	—
Cancellation of Class B common stock in connection with the USC Merger	—	(2)	—
Establishment of liabilities under tax receivable agreement	100,063	173,090	—

113 | Shake Shack Inc. Form 10-K

Schedule II: Valuation and Qualifying Accounts

	Balance at beginning of period	Additions			Reductions	Balance at end of period
(in thousands)		Charged to costs and expenses	Charged to other accounts
Deferred tax asset valuation allowance:
Fiscal year ended December 31, 2014	$—	$—	$—		$—	$—
Fiscal year ended December 30, 2015	$—	$—	$39,700	(1)	$(16,545)	$23,155
Fiscal year ended December 28, 2016	$23,155	$90	$1,965	(1)	$(9,642)	$15,568

(1)	Amount relates to a valuation allowance established on deferred tax assets related to our investment in SSE Holdings.

Shake Shack Inc. Form 10-K | 114

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
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

For Management's Report on Internal Control over Financial Reporting, see Item 8, Financial Statements and Supplementary Data.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 28, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Not applicable.

115 | Shake Shack Inc. Form 10-K

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item with respect to our directors is incorporated by reference to the sections entitled “Nominees for Election as Class II Directors” and "Continuing Directors" in our Proxy Statement to be filed in connection with our 2017 Annual Meeting of Shareholders (the “Proxy Statement”). The information required by this item with respect to our Code of Business Conduct and Audit Committee (including our “audit committee financial expert”) is incorporated by reference to the sections entitled “Code of Ethics” and “Audit Committee Report.”
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

Shake Shack Inc. Form 10-K | 116

Part IV
Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedules

Page
Schedule I: Condensed Financial Information of Registrant	70
Schedule II: Valuation and Qualifying Accounts	71
All other financial statement schedules are omitted since they are not required or are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

(1)	Exhibits
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

117 | Shake Shack Inc. Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shake Shack Inc.
(Registrant)

	By:	/s/ Jeff Uttz
Jeff Uttz
Date: March 13, 2017		Chief Financial Officer
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
March 13, 2017
/s/ Randy Garutti	Chief Executive Officer and Director
Randy Garutti	(Principal Executive Officer)

/s/ Jeff Uttz	Chief Financial Officer	March 13, 2017
Jeff Uttz	(Principal Financial and Accounting Officer)

/s/ Daniel Meyer	Chairman of the Board of Directors	March 13, 2017
Daniel Meyer

/s/ Jeff Flug	Director	March 13, 2017
Jeff Flug

/s/ Evan Guillemin	Director	March 13, 2017
Evan Guillemin

/s/ Jenna Lyons	Director	March 13, 2017
Jenna Lyons

/s/ Josh Silverman	Director	March 13, 2017
Josh Silverman

/s/ Jonathan D. Sokoloff	Director	March 13, 2017
Jonathan D. Sokoloff

/s/ Robert Vivian	Director	March 13, 2017
Robert Vivian

Shake Shack Inc. Form 10-K | 118

EXHIBIT INDEX

Exhibit Number			Incorporated by Reference			Filed Herewith
		Exhibit Description	Form	Exhibit	Filing Date
3.1		Amended and Restated Certificate of Incorporation of Shake Shack Inc., effective February 4, 2015	8-K	3.1	2/10/2015
3.2		Amended and Restated Bylaws of Shack Shake Inc., dated February 4, 2015	8-K	3.2	2/10/2015
4.1		Form of Class A Common Stock Certificate	S-1/A	4.1	1/28/2015
10.1		Third Amended and Restated Limited Liability Company Agreement of SSE Holdings, LLC, dated February 4, 2015 by and among SSE Holdings, LLC and its Members	8-K	10.3	2/10/2015
10.1.1		Amendment No. 1 to Third Amended and Restated Limited Liability Company Agreement of SSE Holding, LLC, dated March 7, 2016, but effective as of February 5, 2015	POSAM	10.1.1	3/10/2016
10.1.2		Amendment No. 2 to Third Amended and Restated Limited Liability Company Agreement of SSE Holding, LLC, dated February 6, 2017				*
10.2		Amended and Restated Management Services Agreement, effective as of January 15, 2015, by and between SSE Holdings, LLC and USHG, LLC	S-1	10.1	12/29/2014
10.3		Tax Receivable Agreement, dated February 4, 2015, by and among Shake Shack Inc., SSE Holdings, LLC and each of the Members from time to time party thereto	8-K	10.1	2/10/2015
10.4		Registration Rights Agreement, dated February 4, 2015, by and among Shake Shack Inc. and each other person identified on the schedule of investors attached thereto	8-K	10.2	2/10/2015
10.4.1		Amendment No. 1 to Registration Rights Agreement, dated and effective as of October 8, 2015, by and among Shake Shack Inc., the Continuing SSE Equity Owners and affiliates of the Former SSE Equity Owners	10-Q	10.2	11/6/2015
10.5		Stockholders Agreement, dated February 4, 2015, by and among Shake Shack Inc., SSE Holdings, LLC, and the persons and entities listed on the schedules attached thereto	8-K	10.4	2/10/2015
10.5.1		Amendment No. 1 to Stockholders Agreement, dated and effective as of October 8, 2015, by and among Shake Shack Inc., SSE Holdings, LLC, the Meyer Stockholders, the LGP Stockholders and the SEG Stockholders	10-Q	10.1	11/6/2015
10.6		Third Amended and Restated Credit Agreement, dated January 28, 2015, among SSE Holdings, LLC, each other loan party signatory thereto and JPMorgan Chase Bank, N.A., as administrative agent	10-K	10.6	3/27/2015
10.7		Second Amended and Restated Security Agreement, entered into as of February 18, 2014 by and among SSE Holdings, LLC, each other loan party signatory thereto and JPMorgan Chase Bank, N.A., as administrative agent	S-1/A	10.6	1/20/2015
10.8		Form of Indemnification Agreement entered into between Shake Shack Inc. and each of its directors and officers, effective February 4, 2015	S-1/A	10.21	1/20/2015
10.9	†	SSE Holdings, LLC Unit Appreciation Rights Plan	S-1	10.7	12/29/2014
10.9.1	†	Amendment No. 1 to the SSE Holdings, LLC Unit Appreciation Rights Plan	S-1	10.8	12/29/2014
10.9.2	†	Amendment No. 2 to the SSE Holdings, LLC Unit Appreciation Rights Plan	S-1	10.9	12/29/2014
10.9.3	†	Form of Unit Appreciation Right Agreement	S-1	10.10	12/29/2014
10.10	†	Shake Shack Inc. 2015 Incentive Award Plan	S-8	4.4	1/30/2015
10.10.1	†	Amendment No. 1 to the Shake Shack Inc. 2015 Incentive Award Plan, dated April 26, 2016	10-Q	10.1	5/16/2016
10.10.2	†	Form of employee option agreement under the Shake Shack Inc. 2015 Incentive Award Plan	S-1/A	10.19	1/20/2015
10.10.3	†	Form of director option agreement under the Shake Shack Inc. 2015 Incentive Award Plan	S-1/A	10.20	1/20/2015
10.10.4	†	Form of Performance Stock Unit Award Agreement, dated April 26, 2016	10-Q	10.2	5/16/2016

119 | Shake Shack Inc. Form 10-K

Exhibit Number			Incorporated by Reference			Filed Herewith
		Exhibit Description	Form	Exhibit	Filing Date
10.10.5	†	Form of Supplement to Performance Stock Unit Award Agreement	10-Q	10.3	5/16/2016
10.11	†	2015 Senior Executive Bonus Plan	S-1	10.12	12/29/2014
10.12	†	Employment Agreement, dated as of November 25, 2014, by and between Shake Shack Inc., SSE Holdings, LLC and Randall Garutti	S-1	10.17	12/29/2014
10.13	†	Employment Agreement, dated as of December 1, 2014, by and between Shake Shack Inc., SSE Holdings, LLC and Jeff Uttz.	S-1	10.18	12/29/2014
10.14	†	Special Bonus Agreement by and between Union Square Hospitality Group, LLC and Randall Garutti, entered into on March 11, 2011.	S-1	10.14	12/29/2014
10.14.1	†	Amendment to Special Bonus Agreement by and between Union Square Hospitality Group, LLC and Randall Garutti, entered into on March 11, 2011, effective as of July 25, 2013	S-1	10.15	12/29/2014
10.14.2	†	Assignment and Assumption Agreement, effective as of October 30, 2014, among Union Square Hospitality Group, LLC, Randall Garutti and SSE Holdings, LLC	S-1	10.16	12/29/2014
10.14.3	†	Assignment and Assumption Agreement, dated as of January 15, 2015, by and among SSE Holdings, LLC and Shake Shack Inc.	S-1/A	10.22	1/20/2015
10.15	†	Employment Agreement, dated as of May 4, 2016, by and between Shake Shack Inc., SSE Holdings, LLC and Ronald Palmese Jr.	10-Q	10.4	5/16/2016
10.16	†	Letter Agreement, dated November 1, 2016, between Josh Silverman and Shake Shack Inc.	10-Q	10.1	11/10/2016
10.17	†	Amended and Restated Employment Agreement, effective January 5, 2017, by and among Zach Koff, Shake Shack Inc. and SSE Holdings, LLC	8-K	10.1	1/5/2017
21		Subsidiaries of Shake Shack Inc.				*
23		Consent of Independent Registered Public Accounting Firm				*
31.1		Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2		Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32		Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				#
101.INS		XBRL Instance Document				*
101.SCH		XBRL Taxonomy Extension Schema Document				*
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB		XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document				*

†	Indicates a management contract or compensatory plan or arrangement.

#	Furnished herewith.

Shake Shack Inc. Form 10-K | 120