Form 10-K/A
period 2016-12-28
Shake Shack Inc.
filed 2017-05-01
CIK 1620533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

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

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule-405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☑ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☑
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes   ☑ No

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

SHAKE SHACK INC.

EXPLANATORY NOTE

Shake Shack Inc., a Delaware corporation (“Shake Shack” or the “Company”), is filing this Amendment No. 1 to its Annual Report on Form 10-K (this “Amendment”) to amend the Annual Report on Form 10-K for the fiscal year ended December 28, 2016 (File Number 001-36823) (the “Original Filing”), as filed by the Company with the Securities and Exchange Commission (the “SEC”), on March 13, 2017.

The purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the Company’s definitive proxy statement for the Company’s 2017 Annual Meeting of Stockholders (the “Annual Meeting”). This Amendment hereby amends and restates Part III (Items 10 through 14) of the Original Filing. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information required by Part III of Form 10-K to be incorporated by reference in the Form 10-K from the Company’s definitive proxy statement if such proxy statement is filed no later than 120 days after the end of the Company’s fiscal year.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), a new certification by the Company’s principal executive officer and principal financial officer, as required under Section 302 of the Sarbanes-Oxley Act of 2002, is filed as an exhibit to this Amendment. The Company is amending and supplementing Part IV of the Original Filing to reflect the inclusion of this certification.

Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. This Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

1 | Shake Shack Inc. Form 10-K/A

Our Structure and Certain Defined Terms

Shake Shack Inc. (“Shake Shack” or the “Company”) was formed for the purpose of facilitating an initial public offering and other related transactions in order to carry on the business of SSE Holdings, LLC and its subsidiaries (“SSE Holdings”). Shake Shack is a holding company with no direct operations and our principal asset is our equity interest in SSE Holdings. We have a majority economic interest in, the sole voting interest in, and control the management of, SSE Holdings.

As used in this Amendment, unless the context otherwise requires:

“IPO” refers to the Company’s initial public offering, which closed on February 4, 2015.

“LLC Interests” refers to the single class of common membership interests of SSE Holdings.

“Voting Group” refers collectively to (i) Daniel Meyer, (ii) the Daniel H. Meyer Investment Trust (the “Investment Trust”), (iii) the Daniel H. Meyer 2012 Gift Trust U/A/D 10/31/12 (the “Gift Trust”), of which Mr. Meyer’s spouse is a trustee and beneficiary, and (iv) Gramercy Tavern Corp., which is controlled by Mr. Meyer, which we refer to as “GT,” which, together with Mr. Meyer, the Investment Trust and the Gift Trust, we refer to collectively as the “Meyer Group,”), (v) certain affiliates of Leonard Green & Partners, L.P., which we refer to as “LGP,” and (vi) certain other owners of SSE Holdings at the time of the IPO who are parties to the Stockholders Agreement, as amended, as described in “Item 13. Certain Relationships and Related Transactions, and Director Independence—Certain Relationships and Related Party Transactions—The IPO and Other Organizational Transactions—Stockholders Agreement.” Until June 20, 2016, the Voting Group held Class A common stock and Class B common stock representing in the aggregate a majority of the combined voting power of our common stock.

2 | Shake Shack Inc. Form 10-K/A

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Below is a list of the names and ages as of April 17, 2017 (the “Determination Date”) of our directors and executive officers and a description of the business experience of each of them.

Name	Age	Position
Randy Garutti	42	Chief Executive Officer and Director
Zachary Koff	37	Chief Operating Officer
Peggy Rubenzer	53	Senior Vice President, People Resources
Daniel Meyer	59	Chairman of the Board of Directors
Joshua Silverman	48	Director
Jonathan D. Sokoloff	59	Director
Jenna Lyons	48	Director
Robert Vivian	58	Director
Jeff Flug	54	Director
Evan Guillemin	50	Director

Randy Garutti - has served as Shake Shack’s Chief Executive Officer and on the Board of Directors since April 2012. Prior to becoming Chief Executive Officer, Mr. Garutti served as Chief Operating Officer of SSE Holdings since January 2010. Prior to leading Shake Shack, Mr. Garutti was the Director of Operations for Union Square Hospitality Group, LLC (“USHG”), of which Mr. Meyer is the Chief Executive Officer and Chairman, overseeing the operations for all its restaurants. In addition, Mr. Garutti served as General Manager of Union Square Cafe and Tabla, both of which won numerous accolades in the hospitality industry. Mr. Garutti graduated from Cornell University’s School of Hotel Administration in 1997. Mr. Garutti is currently a member of the board of directors of the Columbus Avenue Business Improvement District, a not-for-profit organization. Mr. Garutti brings to his service on our Board of Directors his experience in the leadership, development and growth of our business, and his particular knowledge and broad experience in the hospitality business.

Zachary Koff has served as our Chief Operating Officer since January 2017. Prior to becoming Chief Operating Officer, Mr. Koff served as Senior Vice President, Operations since March 2015, Vice President, Operations since April 2012, and Director of Operations since February 2010. Prior to joining Shake Shack, Mr. Koff spent 8 years working in operations for Bravo Brio Restaurant Group. Mr. Koff graduated from Cornell University’s School of Hotel Administration in 2002 with a Bachelor’s Degree in Hospitality Administration.

Peggy Rubenzer has served as our Senior Vice President, People Resources since March 2015. Prior to becoming Senior Vice President, People Resources, Ms. Rubenzer served as Vice President, People Resources since February 2014, and Director of Training since December 2011. Ms. Rubenzer has over 24 years of human resources and training expertise. As Senior Vice President, People Resources, Ms. Rubenzer leads the company's training, leadership development and human resources functions and supports the success of the teams through training, tools and resources. Prior to joining us in December 2011, Ms. Rubenzer spent 10 years at P.F. Chang's China Bistro in VP roles in both HR and Training. During her tenure at P.F. Chang's, Ms. Rubenzer was instrumental in growing the full and quick service concepts unit count from 82 to 360, supporting a head count of 30,000 employees. Prior to that, Ms. Rubenzer spent 10 years at Southwest Airlines, during which time she oversaw the recruiting and human resources functions for the Midwest region supporting the operation in 15 cities, as well as the company's growth and expansion to the North East.

3 | Shake Shack Inc. Form 10-K/A

Daniel Meyer has served as the Chairman of the Board of Directors of Shake Shack since January 2010. Mr. Meyer is the founder and Chief Executive Officer of USHG, which owns and operates the following restaurants: Union Square Cafe, Gramercy Tavern, Blue Smoke, Jazz Standard, The Modern, Maialino, Untitled, North End Grill, Marta and Daily Provisions; an event services business, Union Square Events; and a learning and consulting business, Hospitality Quotient. The restaurants have earned 28 James Beard Awards among them. Mr. Meyer co-authored the best-selling Union Square Cafe Cookbook and authored the New York Times bestseller Setting the Table: The Transforming Power of Hospitality in Business. Mr. Meyer is currently a member of the board of directors of The Container Store, Olo and Tender Greens as well as the following not-for-profit organizations: Share Our Strength, Madison Square Park Conservancy and the Irving Harris Foundation. Mr. Meyer previously served as a member of the board of directors of Sotheby’s from 2011 to 2015 and OpenTable from 2000 through 2014, as well as the following not-for-profit organizations: City Harvest, New Yorkers for Parks, Union Square Partnership and NYC & Co. Mr. Meyer brings to his service on our Board of Directors a deep understanding of our business derived from his leadership role in our founding and our subsequent growth, and his long career in hospitality, and a particular knowledge and experience in strategic planning and leadership of complex organizations, hospitality businesses and board practices of other major corporations.

Joshua Silverman has served on the Board of Directors of Shake Shack since November 2016. Mr. Silverman has served as Executive in Residence for Greylock Partners, a venture capital firm, since October 2015. He previously held this position from October 2010 through June 2011. From June 2011 to December 2015, Mr. Silverman served as President of Consumer Products and Services at American Express. Prior to joining American Express, Mr. Silverman served as CEO of Skype from February 2008 until September 2010. From July 2006 until March 2008, Mr. Silverman served as CEO of Shopping.com, an eBay company, and, from December 2003 until June 2006, Mr. Silverman served as Managing Director of Markplaats.nl & eBay NL, a Dutch subsidiary of eBay. Mr. Silverman is the co-founder of Evite, Inc., and served as its CEO from December 1998 until its sale in May 2001. Mr. Silverman received his B.A. in Public Policy from Brown University in 1991 and his M.B.A. from Stanford University Graduate School of Business in 1997. Mr. Silverman currently serves on the board of directors of Etsy Inc., as well as the following not-for-profit organizations: ScriptEd.org, which equips students in under-resourced schools with both fundamental coding skills and professional experiences, Lincoln Center Theater, Clubbed Thumb Theater, and Stanford Graduate School of Business. He also served on the Consumer Advisory Board of the Consumer Financial Protection Bureau from 2012 to 2015. Mr. Silverman was selected to our Board of Directors because he possesses particular knowledge and experience in strategic planning and leadership of complex organizations.

Jonathan D. Sokoloff has served on the Board of Directors of Shake Shack since December 2012. Mr. Sokoloff is currently a Managing Partner with LGP, which he joined in 1990. Before joining LGP, he was a Managing Director in Investment Banking at Drexel Burnham Lambert since 1985. Mr. Sokoloff serves as a member of the board of directors of the parent holding companies of Advantage Solutions, BJ’s Wholesale Club and Jetro Cash & Carry and serves as a member of the board of directors of The Container Store, USHG, Whole Foods, J.Crew, Jo-Ann Stores, Signet Jewelers Limited, The Pure Group and Top Shop/Top Man Limited. He is a trustee of his alma mater, Williams College, as well as a trustee of the Los Angeles County Museum of Art and a director of the Melanoma Research Alliance. Mr. Sokoloff brings to his service on our Board of Directors particular knowledge and experience in finance, and his broad-based experience in the leadership of retail businesses and the board practices of other major corporations.

Jenna Lyons has served on the Board of Directors of Shake Shack since December 2014. Ms. Lyons served as the President, Executive Creative Director of J.Crew Group, Inc. from July 2010 until her resignation from the company in April 2017, and before that served as Executive Creative Director since April 2010. Prior to that, she was Creative Director since 2007 and, before that, was Senior Vice President of Women’s Design since 2005. Ms. Lyons joined J.Crew Group, Inc. in 1990 as an Assistant Designer and has held a variety of positions within J.Crew Group, Inc., including Designer from 1994 to 1995, Design Director from 1996 to 1998, Senior Design Director in 1999, and Vice President of Women’s Design from 1999 to 2005. Ms. Lyons is currently a member of the board of directors of the Council of Fashion Designers of America, a not-for-profit organization. Ms. Lyons brings to her service on our Board of Directors deep knowledge and experience in leadership of complex organizations and retail businesses.

Robert Vivian has served on the Board of Directors of Shake Shack since June 2010. Mr. Vivian served as the Co-Chief Executive Officer of P.F. Chang’s China Bistro from January 2009 until his retirement from the company in December 2011. Prior to that time, he served as P.F. Chang’s President from December 2000 through January 2009 and as its Chief Financial Officer from 1996 through December 2000. Mr. Vivian is currently a member of the board of directors of Cheddar’s. Mr. Vivian previously served as a director of P.F. Chang’s China Bistro from January 2009 through April 2011. Before joining P.F. Chang’s, Mr. Vivian served in a variety of positions with Brinker International, Inc. Mr. Vivian brings to his service on our Board of Directors a breadth of financial and operational leadership experience in the hospitality business and board practices of other major corporations.

4 | Shake Shack Inc. Form 10-K/A

Jeff Flug has served on the Board of Directors of Shake Shack since January 2010. Mr. Flug has over 25 years of leadership and management experience primarily in the financial industry, as well as in the non-profit sector. After graduating from the University of Massachusetts/Amherst in 1984, with a B.B.A. in Accounting, summa cum laude, Mr. Flug began his career as an accountant at PricewaterhouseCoopers where he attained his C.P.A. in 1986. Mr. Flug attended Columbia Business School, where he received his M.B.A. in Finance in 1988. In 1988, Mr. Flug joined Goldman, Sachs & Co., and ultimately served as a Managing Director and Head of Fixed Income Financial Futures and Options Sales. In 2000, Mr. Flug became the Head of North America Fixed Income Institutional Sales for JPMorgan Chase & Co. In 2006, Mr. Flug served as CEO and Executive Director for Millennium Promise, a not-for-profit organization whose mission is to end extreme poverty and malaria in Africa. Mr. Flug served as USHG’s Chief Financial Officer and Chief Operating Officer from December 2009 until January 2011, and as USHG’s President from January 2011 until his retirement from the company in June 2015. Mr. Flug currently serves as a board member of Pennant Park Investment Corporation. Mr. Flug previously served as a member of the board of directors of Sears Hometown & Outlet Stores and the Mountain School of Milton Academy, both from 2012 until 2015. Mr. Flug brings to his service on our Board of Directors a broad base of financial experience and particular knowledge and experience in strategic planning and leadership of complex organizations.

Evan Guillemin has served on the Board of Directors of Shake Shack since April 2013. Mr. Guillemin joined Select Equity Group (“SEG”) in April 2004 as the firm’s Chief Financial Officer and has managed the firm’s finance and operations groups. He is now a Senior Analyst/Associate Portfolio Manager with the firm, focusing on private company investments, as well as public company analysis. Mr. Guillemin is a member of the firm’s Management Committee. Prior to joining the firm, he was Chief Financial Officer and then Chief Operating Officer of Delia’s Inc., a publicly-traded retailing company. He also served as Director of Acquisitions at Primedia, and he was a founding editor of SDC Publishing, a financial publishing division of the Thomson Corp. Mr. Guillemin currently serves on the board of directors of Mesa Labs Inc., where he chairs the audit committee and sits on the compensation committee. He also serves on the advisory board of several start-up and non-profit organizations. Mr. Guillemin received a B.A. from Yale University and an M.B.A. with distinction from Harvard Business School. Mr. Guillemin brings to his service on our Board of Directors a broad base of business and financial experience and particular knowledge and experience in strategic planning and leadership of complex organizations.

BOARD COMPOSITION

In accordance with our amended and restated certificate of incorporation and the amended and restated bylaws, our Board of Directors consists of eight members and is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. The authorized number of directors may be changed by resolution of the Board of Directors. Vacancies on the Board of Directors can be filled by resolution of the Board of Directors. Garutti, Joshua Silverman and Jonathan D. Sokoloff are the Class II directors and their terms will expire in 2017. Jenna Lyons and Robert Vivian are the Class III directors and their terms will expire in 2018. Daniel Meyer, Jeff Flug and Evan Guillemin are the Class I directors and their terms will expire in 2019.

Pursuant to the Stockholders Agreement, described under “Item 13. Certain Relationships and Related Transactions, and Director Independence—Certain Relationships and Related Party Transactions—The IPO and Other Organizational Transactions—Stockholders Agreement,” certain members of the Voting Group are entitled to designate individuals to be included in the slate of nominees recommended by our Board of Directors, for election to our Board of Directors at each annual or special meeting at which directors are to be elected, as follows:

•	so long as the Meyer Group owns in the aggregate (i) at least 50% of the total outstanding shares of our Class A common stock and Class B common stock that it owned immediately following the IPO, it will be entitled to nominate a number of individuals that, if elected, will result in there being five directors on the Board of Directors who are deemed to have been designated by the Meyer Group, (ii) less than 50%, but at least 25%, of the total outstanding shares of our Class A common stock and Class B common stock that it owned immediately following the IPO, it will be entitled to nominate a number of individuals that, if elected, will result in there being four directors on the Board of Directors who are deemed to have been designated by the Meyer Group, (iii) less than 25%, but at least 10%, of the total outstanding shares of our Class A common stock and Class B common stock that it owned immediately following the IPO, it will be entitled to nominate a number of individuals that, if elected, will result in there being two directors on the Board of Directors who are deemed to have been designated by the Meyer Group, and (iv) less than 10%, but at least 5%, of the total outstanding shares of our Class A common stock and Class B common stock that it owned immediately following the IPO, it will be entitled to nominate a number of individuals that, if elected, will result in there being one director on the Board of Directors who is deemed to have been designated by the Meyer Group; and

5 | Shake Shack Inc. Form 10-K/A

•	so long as LGP owns, in the aggregate, at least 50% of the total outstanding shares of Class A common stock and Class B common stock that it owned immediately following the IPO, it will be entitled to nominate a number of individuals that, if elected, will result in there being one director on the Board of Directors who is deemed to have been designated by LGP.

As of the Determination Date, each of the Meyer Group and LGP owns at least 50% of the total outstanding shares of our Class A common stock and Class B common stock that it owned immediately following the IPO. For purposes of the Stockholders Agreement, Mr. Meyer, Mr. Garutti, Mr. Flug, Ms. Lyons and Mr. Vivian have been designated by the Meyer Group; and Mr. Sokoloff has been designated by LGP.

FAMILY RELATIONSHIPS

There are no family relationships among any of our directors or executive officers.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act and SEC rules require our directors, executive officers and persons who own more than 10% of any class of our common stock to file reports of their ownership and changes in ownership of our common stock with the SEC. Based solely on our review of the reports filed with the SEC and written representations from such reporting persons, we determined that all Section 16 reports were timely filed in fiscal 2016 by our directors, executive officers and beneficial owners of more than 10% of any class of our common stock, with the following exceptions: (1) Jeff Flug and Gulf Five LLC collectively filed 3 late reports that reported, in the aggregate, 3 transactions on an untimely basis, (2) David A. Swinghamer and the David A. Swinghamer GRAT collectively filed 11 late reports that reported, in the aggregate, 15 transactions on an untimely basis, (3) ACG Shack LLC filed 1 late report that reported 1 transaction on an untimely basis, (4) Richard D. Coraine and the Richard D. Coraine 2012 Family Trust UA DTD 12/31/12 collectively filed 2 late reports that reported, in the aggregate, 4 transactions on an untimely basis, (5) Laura Sloate filed 2 late reports that reported, in the aggregate, 2 transactions on an untimely basis, and (6) Green Equity Investors VI, LP and LGP Malted Coinvest LLC collectively filed 2 reports that reported, in the aggregate, 2 transactions on an untimely basis.

CODE OF ETHICS

We have adopted a written Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of the code on our website, investor.shakeshack.com. In addition, we intend to post on our website all disclosures that are required by law or the New York Stock Exchange listing standards concerning any amendments to, or waivers from, any provision of the code.

6 | Shake Shack Inc. Form 10-K/A

AUDIT COMMITTEE

Our Audit Committee consists of Robert Vivian, Jeff Flug, Evan Guillemin and Josh Silverman, with Mr. Vivian serving as chair. The Board of Directors has determined that each of Messrs. Vivian and Silverman qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

Our named executive officers (“Named Executive Officers”) for the year ended December 28, 2016 are:

•	Randy Garutti, our Chief Executive Officer;

•	Jeff Uttz, our former Chief Financial Officer; and

•	Peggy Rubenzer, our Senior Vice President, People Resources

Elements of Compensation

The compensation arrangement for each Named Executive Officer is intended to encourage performance and to align the Named Executive Officers’ interests with those of our stockholders. In setting compensation for our Named Executive Officers, the Compensation Committee takes into account the relative amount of compensation that is delivered on a current and long-term basis and in the form of cash and equity. The combination of performance measures for annual bonuses and the equity compensation programs for executive officers, as well as the multi-year vesting schedules for equity awards encourage employees to maintain both a short-term and a long-term view with respect to Company performance.

The elements of our compensation program are:

•	Fixed compensation – base salary;

•	Variable cash compensation – annual performance-based cash bonuses;

•	Long-term equity incentives – stock options or performance based equity awards; and

•	Broad-based benefit programs – health and welfare benefits and retirement benefits.

Base Salary

The Named Executive Officers receive a base salary to compensate them for services rendered to our Company. The base salary payable to each Named Executive Officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, roles and responsibilities.

Annual Performance-Based Bonus

The Named Executive Officers are entitled to receive annual performance-based cash bonuses, the amount of which is based on satisfaction of Company objectives that are established by the Board of Directors or the Compensation Committee. The annual bonuses are intended to encourage the Named Executive Officers to promote the growth of the Company’s business.

7 | Shake Shack Inc. Form 10-K/A

Equity Awards

The Named Executive Officers are eligible to receive equity awards under our 2015 Incentive Award Plan (as amended, “2015 Plan”). Awards under the 2015 Plan are intended to align the interests of the Named Executive Officers with those of our stockholders and to create a link between executive pay and the long-term performance of our common stock.

Employee Benefits

The Named Executive Officers, like our other employees, participate in health and welfare benefit plans, subject to satisfying eligibility requirements. We believe the benefits described above are necessary and appropriate to provide a competitive compensation package to our Named Executive Officers.

Summary Compensation Table

The following table sets forth the total compensation that was paid to or earned by the Named Executive Officers for the 2015 and 2016 fiscal years.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Randy Garutti	2016	$500,000	$351,821	–	$368,750	–	–	$1,220,571
Chief Executive Officer	2015	$400,000	–	$5,884,150	$395,000	–	–	$6,679,150
Jeff Uttz	2016	$350,000	$175,911	–	$180,688			$706,599
Former Chief Financial Officer	2015	$330,000	–	$2,963,550	$228,112	–	–	$3,521,662
Peggy Rubenzer Senior VP, People Resources	2016	$235,591	$139,826	–	$84,433	–	–	$459,850

(1)	The amounts in this column represent the aggregate grant date fair value of the performance stock units granted to our Named Executive Officers in fiscal 2016, based upon the probable outcome of performance conditions, which is 112.0% of the performance stock units’ target performance goals, and computed in accordance with FASB ASC Topic 718. The assumptions used in determining such amounts are described in Note 13 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2016. For fiscal 2016, if the highest level of performance conditions is achieved, then the grant date fair value of the performance stock units would be $374,693, $187,346 and $148,916 for Mr. Garutti, Mr. Uttz and Ms. Rubenzer, respectively.

(2)	The amounts in this column represent the aggregate grant date fair value of stock option awards granted to Messrs. Garutti and Uttz in fiscal 2015, computed in accordance with FASB ASC Topic 718. The assumptions used in determining such amounts are described in Note 13 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2016.

Narrative to Summary Compensation Table

Agreements with Named Executive Officers

We entered into employment agreements with (i) Messrs. Garutti and Uttz, effective as of January 30, 2015, the date of the consummation of the IPO, and (ii) Ms. Rubenzer, effective as of May 5, 2016. Additionally, in connection with Mr. Uttz’s resignation, effective March 13, 2017, we entered into a transition services agreement with Mr. Uttz that superseded some of the terms of Mr. Uttz’s employment agreement. The material terms of such agreements are summarized below.

8 | Shake Shack Inc. Form 10-K/A

Employment Term and Position

The term of employment of (i) each of Messrs. Garutti and Uttz is through January 30, 2018 and (ii) Ms. Rubenzer is through May 5, 2019, subject to automatic one-year extensions unless either party provides written notice of non-extension within 90 days of the expiration of the then-current term. During their respective terms of employment, Mr. Garutti will serve as Chief Executive Officer of Shake Shack, SSE Holdings and all of its affiliates, Mr. Uttz will serve as Chief Financial Officer of Shake Shack, SSE Holdings and all of its affiliates, and Ms. Rubenzer will serve as Senior Vice President, People Resources of Shake Shack, SSE Holdings and all of its affiliates. Further, Mr. Garutti will be appointed to our Board of Directors and will be proposed for re-election during his term of employment.

Mr. Uttz resigned as Chief Financial Officer of Shake Shack and SSE Holdings, effective March 13, 2017.

Base Salary, Annual Bonus and Equity Compensation

Pursuant to their employment agreements, Messrs. Garutti and Uttz were entitled to base salaries in fiscal 2015 of $400,000 and $330,000, respectively, which were increased for fiscal 2016 to $500,000 and $350,000, respectively. Pursuant to her employment agreement, Ms. Rubenzer was entitled to a base salary in fiscal 2016 of $235,591.

In addition, pursuant to their employment agreements, Messrs. Garutti and Uttz and Ms. Rubenzer are eligible to receive annual performance-based cash bonuses upon the attainment of company performance goals established by our Compensation Committee. The amount of the annual performance-based cash bonus that may be received by Messrs. Garutti and Uttz and upon attainment of target performance for any fiscal year will be 50% of base salary, 35% of base salary, and 30% of base salary, respectively, and the maximum amount of the annual performance-based cash bonus that may be received by Messrs. Garutti and Uttz and Ms. Rubenzer for any fiscal year will be 100% of base salary, 70% of base salary, and 40% of base salary, respectively.

Under the employment agreements, Messrs. Garutti and Uttz and Ms. Rubenzer also will be eligible for annual equity awards, the form and terms of which will be determined by our Compensation Committee in its discretion.

Severance

Mr. Garutti and Ms. Rubenzer

The employment agreement for Mr. Garutti and Ms. Rubenzer provides for severance upon a termination by us without cause or by Mr. Garutti or Ms. Rubenzer for good reason, in each case, subject to the execution and non-revocation of a waiver and release of claims by Mr. Garutti or Ms. Rubenzer, as applicable.

Upon such a termination, Mr. Garutti or Ms. Rubenzer, as applicable, is entitled to severance consisting of (a) continued base salary through the first anniversary of the termination of his or her employment, (b) a prorated annual cash bonus for the year of termination based on actual individual and company performance, (c) accelerated vesting of a prorated portion of the annual equity awards that would have vested at the end of the year of termination absent such termination, such portion to be based on the number of full fiscal months elapsed during such fiscal year, and (d) reimbursement of COBRA premiums such that the cost of coverage is equal to the cost for then current employees for a period of up to 12 months.

For purposes of the employment agreements, the company will have “cause” to terminate Mr. Garutti’s or Ms. Rubenzer’s employment upon (a) his or her willful misconduct, gross negligence or act of dishonesty with regard to the company or any of its affiliates, which in either case, results in or could reasonably be expected to result in material harm to the company or such affiliate, (b) his or her willful and continued failure to attempt to perform his or her duties with the company or any of its affiliates (other than any such failure resulting from disability), which failure is not remedied within 30 days after receiving written notice thereof, (c) his or her conviction of (or his or her plea of guilty or nolo contendere to) any felony involving moral turpitude (other than traffic related offenses or as a result of vicarious liability), or (d) his or her material breach of any material provision of the employment agreement, which breach is not remedied within 10 days after receiving written notice thereof.

9 | Shake Shack Inc. Form 10-K/A

For purposes of the employment agreements, each of Mr. Garutti and Ms. Rubenzer will have “good reason” to terminate his or her employment after the occurrence, without his or her consent, of (a) any material adverse change in base salary, position, duties, responsibilities, authority, title or reporting obligations, or the assignment of duties that are materially inconsistent with his position, (b) a relocation of principal business location by more than 50 miles from its then current location, or (c) any other material breach by the company of the employment agreement or any other agreement with him or her. However, no termination for good reason will be effective unless (i) Messrs. Garutti or Uttz or Ms. Rubenzer, as applicable, provides the company with at least 30 days prior written notice of his or her intent to resign for good reason (which notice must be provided within 60 days following the occurrence of the event(s) purported to constitute good reason); (ii) the company has not remedied the alleged violation(s) within the 30-day period; and (iii) Messrs. Garutti or Uttz’s or Ms. Rubenzer’s resignation, as applicable, becomes effective no later than 30 days after the Company has either failed to cure such event or indicated that it will not cure such event.

Mr. Uttz

The transition services agreement for Mr. Uttz provided that Mr. Uttz will be entitled to (a) all accrued, but unused vacation pay through his effective resignation date, (b) 100% of his annual performance-based cash bonus for fiscal 2016, (c) accelerated vesting of one-third of the performance stock units granted on April 26, 2016, (d) reimbursement by the company through June 30, 2017 of a portion of any COBRA premiums equal to the amount the company pays for the premiums of other executive level employees, and (e) transition services payments equal to Mr. Uttz’s weekly rate of pay of $7,067.31 for each week (whether full or prorated) following the effective resignation date through June 30, 2017.

Restrictive Covenants

Pursuant to their respective employment agreements, Mr. Garutti and Ms. Rubenzer are subject to certain non-competition and non-solicitation restrictions during employment and for a 12-month period after termination of employment. During the restricted period, Mr. Garutti and Ms. Rubenzer may not compete, directly or indirectly, with the Company in the business of developing, managing, and/or operating of (a) “better burger” restaurants, (b) “quick service” or “fast food” restaurants with an emphasis on hamburgers, or (c) “fast casual” restaurants. No severance payments or benefits described above shall be paid following the first date that Mr. Garutti or Ms. Rubenzer, as applicable, violates his or her restrictive covenants; provided that, if employment is terminated by the company without cause or by Mr. Garutti or Ms. Rubenzer for good reason, Mr. Garutti or Ms. Rubenzer, as applicable, may compete in the “fast casual” restaurant business during the restricted period without violating his or her employment agreement but he or she will not receive any severance after the date he begins to compete in the “fast casual” restaurant business.

Pursuant to his transition services agreement, Mr. Uttz has waived and released the company from any and all claims, and he has agreed that, if he competes with the Company in the business of developing, managing, and/or operating of (a) “better burger” restaurants, (b) “quick service” or “fast food” restaurants with an emphasis on hamburgers, or (c) “fast casual” restaurants prior to June 30, 2017, he will not receive any unpaid portion of the transition services payment.

Bonuses

In fiscal 2016, each of our Named Executive Officers was eligible to earn an annual performance-based cash bonus from the company. This 2016 bonus for each of our Named Executive Officers consisted of two components: 50% was based upon the achievement of company total revenue targets and 50% was based upon the achievement of company adjusted EBITDA. Mr. Garutti was eligible to receive a target bonus in the amount of 50% of his annual base salary, Mr. Uttz was eligible to receive a target bonus in the amount of 35% of his annual base salary, and Ms. Rubenzer was eligible to receive a target bonus in the amount of 30% of her annual base salary upon the achievement of the applicable objectives. In fiscal 2016, our company’s total revenue was 109.7% of the target amount of $244,662,550 and our adjusted EBITDA was 110.2% of the target amount of $47,431,591, resulting in a payment to Mr. Garutti of 147.5% of his target bonus, to Mr. Uttz of 147.5% of his target bonus and to Ms. Rubenzer of 143.4% of her target bonus. The actual amounts of the performance-based cash bonuses paid to each Named Executive Officer for fiscal 2016 performance are set forth above in the Summary Compensation Table in the column entitled “Non-Equity Incentive Plan Compensation.”

For purposes of the annual performance-based cash bonus, the company defines adjusted EBITDA as excluding equity-based compensation expense, deferred rent expense, losses on the disposal of property and equipment, as well as certain non-recurring items that we don't believe directly reflect our core operations and may not be indicative of our recurring business operations. EBITDA is defined as net income before net interest, income tax expense and depreciation and amortization expense.

10 | Shake Shack Inc. Form 10-K/A

Equity-Based Compensation

We adopted the 2015 Incentive Award Plan in order to facilitate the grant of cash and equity incentives to directors, employees (including our Named Executive Officers) and consultants of our Company and certain of its affiliates and to enable our Company and certain of its affiliates to obtain and retain services of these individuals, which is essential to our long-term success.

On April 26, 2016, the Company granted performance stock units (“PSUs”) under the 2015 Incentive Award Plan to our Named Executive Officers. The PSUs are payable in restricted stock units (“RSUs”) only to the extent the Company achieves the total revenue and adjusted EBITDA performance goals, which are further described below, for fiscal 2016. Any RSUs that are issued will vest, subject to the Named Executive Officer’s continued employment with the Company, ratably over a three-year period commencing on the first anniversary of the date the PSUs were granted. Issued RSUs may vest sooner for a Named Executive Officer’s death or disability.

The PSUs have two equally-weighted performance goals: total revenue and adjusted EBITDA. For purposes of the PSUs, (a) total revenue means revenue, inclusive of revenue from Company-owned operations and licensing revenue from international and domestic licensed operations and (b) adjusted EBITDA means net income before (i) interest, (ii) taxes, (iii) depreciation and (iv) amortization, excluding certain non-cash and other items not considered in the Company’s evaluation of ongoing performance, including equity-based compensation expense, non-cash deferred rent charges, and certain non-recurring charges.

The amount of RSUs issued to a Named Executive Officer is a percentage, ranging from zero to 125%, of the Named Executive Officer’s RSU target and is based on the Company’s achievement of each performance goal’s target, which ranges from 95% to 110% (or greater) achievement for the total revenue goal and 95% to 125% (or greater) achievement for the adjusted EBITDA goal.

In March 2017, our Compensation Committee certified that the Company’s total revenue was 109.7% of the target amount of $244,662,550 and our adjusted EBITDA was 109.3% of the target amount of $45,940,835. Accordingly, Mr. Garutti, Mr. Uttz and Ms. Rubenzer received 9,113 RSUs, 1,518 RSUs and 3,621 RSUs, respectively, subject to the vesting schedule described above.

Stock Ownership Policy

In addition, in connection with the IPO, we adopted an executive stock ownership policy requiring Mr. Garutti, as of January 15, 2020, to hold shares of our Class A common stock or LLC Interests with a value equal to two times his annual base salary. Securities that qualify in determining whether Mr. Garutti has satisfied the shareholding requirements include (i) issued and outstanding shares of Class A common stock held beneficially or of record, (ii) issued and outstanding LLC Interests held beneficially or of record, (iii) issued and outstanding shares of Class A common stock or LLC Interests held by a qualifying trust (i.e., a trust created for the benefit of the executive officer, his spouse or members of his immediate family), (iv) issued and outstanding shares of Class A common stock or LLC Interests held by a 401(k) or other qualified pension or profit-sharing plan for the benefit of the executive officer, and (v) shares of Class A common stock underlying vested Shake Shack time-based stock options and restricted stock units deliverable upon exercise or settlement in full, less tax withholdings and, in the case of stock options, a number of shares of Class A common stock with a value equal to the exercise price thereof.

The stock ownership policy also applied to Mr. Uttz prior to his resignation.

Retirement Plans

USHG currently sponsors a 401(k) retirement savings plan (the “401(k) plan”), in which the Company’s employees, including our Named Executive Officers, may participate, subject to satisfying eligibility requirements. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. The Company does not currently match contributions made under the 401(k) plan by our Named Executive Officers and other highly compensated employees. We believe that providing a vehicle for tax-deferred retirement savings though the 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our Named Executive Officers, in accordance with our compensation policies.

11 | Shake Shack Inc. Form 10-K/A

Employee Benefits

All of our full-time employees, including our Named Executive Officers, are eligible to participate in health and welfare plans maintained by the Company, including:

•	medical, dental and vision benefits;

•	medical and dependent care flexible spending accounts; and

•	short-term and long-term disability insurance.

Our Named Executive Officers participate in these plans on the same basis as other eligible employees. We do not maintain any supplemental health and welfare plans for our Named Executive Officers. We believe the benefits described above are necessary and appropriate to provide a competitive compensation package to our Named Executive Officers.

No Tax Gross-Ups

We do not make gross-up payments to cover our Named Executive Officers’ personal income taxes or excise taxes that may pertain to any of the compensation or perquisites paid or provided by our Company.

Special Bonus Agreements

In March 2011, Mr. Garutti entered into a Special Bonus Agreement (as amended, the “Special Bonus Agreement”) with USHG with respect to Mr. Garutti’s services to SSE Holdings. This Special Bonus Agreement provides for the payment of a special bonus in the amount of $2,450,000 by USHG to Mr. Garutti in the event of a change in control or an initial public offering of SSE Holdings prior to March 11, 2018, which will be payable to him in March 2018. On October 30, 2014, USHG, Mr. Garutti and SSE Holdings entered into an Assignment and Assumption Agreement, pursuant to which USHG assigned this obligation to SSE Holdings. The Special Bonus Agreement contains restrictive covenants prohibiting Mr. Garutti from competing with us and from soliciting any of our or of USHG’s employees or contractors for one year following his termination of employment. The restrictive covenants also prohibit the unauthorized use of confidential information. As a result of the IPO, the $2,450,000 payment will be made to Mr. Garutti pursuant to the Special Bonus Agreement in March 2018.

12 | Shake Shack Inc. Form 10-K/A

Outstanding Equity Awards at 2016 Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards of our Named Executive Officers as of December 28, 2016.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)		Option Exercise Price ($)	Option Expiration Date	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)(2)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Randy Garutti	137,000	548,000		$21.00	1/29/2025	7,800		$287,274
Jeff Uttz	69,000	276,000	(3)	$21.00	1/29/2025	3,900	(4)	$143,637
Peggy Rubenzer	21,200	84,800		$21.00	1/29/2025	3,100		$114,173

(1)	These options vest in four equal installments on each of January 29, 2017, January 29, 2018, January 29, 2019 and January 29, 2020, subject to each of Messrs. Garutti’s and Uttz’s and Ms. Rubenzer’s continued employment with us on each such vesting date.

(2)	Represents shares underlying unearned PSU awards as of December 28, 2016 assuming achievement of 100% of the PSUs’ target performance goals. On March 13, 2017, our Compensation Committee certified achievement of the performance goals, and Mr. Garutti, Mr. Uttz and Ms. Rubenzer earned 9,113 RSUs, 1,518 RSUs and 3,621 RSUs. See “Narrative to Summary Compensation Table—Equity-Based Compensation” for a description of the PSU awards.

(3)	In connection with Mr. Uttz’s resignation from the Company, he forfeited 100% of the unexercisable options.

(4)	In connection with Mr. Uttz’s resignation from the Company, he forfeited two-thirds of the shares underlying unearned PSU awards he was entitled to.

RISK CONSIDERATIONS IN OUR COMPENSATION PROGRAM.

We conducted an assessment of our compensation policies and practices for our employees and concluded that these policies and practices are not reasonably likely to have a material adverse effect on our Company. The Company’s compensation programs and policies mitigate risk by combining performance-based, long-term compensation elements with payouts that are highly correlated to the value delivered to stockholders. The combination of performance measures for annual bonuses and the equity compensation programs for executive officers, as well as the multi-year vesting schedules for equity awards encourage Employees to maintain both a short- and long-term view with respect to Company performance.

DIRECTOR COMPENSATION

Prior to the IPO, none of our directors received compensation as a director.

In connection with the IPO, we approved and implemented a non-employee director compensation policy that awarded each non-employee director with an option to purchase shares of our Class A common stock in consideration for his or her service on our Board of Directors.

13 | Shake Shack Inc. Form 10-K/A

On May 19, 2016, the day immediately following the annual meeting of stockholders for fiscal 2016, the Board of Directors approved and implemented an amended non-employee director compensation policy that awarded each non-employee director with a combination of cash (50%) and certain equity-based compensation (50%) in consideration for his or her service on our Board of Directors as described below: (A) cash compensation equal to (1) $25,000 for each director affiliated with or who had any employment or service relationship with any significant stockholder or affiliate thereof (with a “significant stockholder” being any “person” or related “group” of “persons” (as used in Sections 13(d) of the Exchange Act) that, as of such date, held 10% or more of the total combined voting power of all classes of common stock of Shake Shack), payable in four equal installments following such non-employee director’s attendance at each of the Company’s quarterly Board meetings; (2) $37,500 for each non-affiliate director, payable in four equal installments following such non-employee director’s attendance at each of the Company’s quarterly Board meetings, and (3) for the chairperson of each committee of the Board of Directors, an additional $5,000, payable in four equal installments following such non-employee director’s attendance at each of the Company’s quarterly Board meetings; and (B) an option to purchase shares of our Class A common stock (1) with an aggregate grant date fair value of $25,000, if an affiliate director, on such day, (2) with an aggregate grant date fair value of $37,500, if a non-affiliate director, on such day, and (3) with an aggregate grant date fair value of $5,000, if the chairperson of a committee of the Board of Directors, on such day.

The terms of each such annual equity award described above is set forth in a written award agreement between the applicable non-employee director and us, which provides for vesting after one year of continued service as a director, subject to acceleration upon a change of control.

For fiscal 2017, the Board of Directors has approved and implemented a further amendment to the non-employee director compensation policy to award each non-employee director with a combination of cash (50%) and restricted stock units (50%), rather than options, with the same total aggregate grant date fair value as in fiscal 2016. Fiscal 2017 awards will be granted as of the date of the Annual Meeting.

The non-employee director compensation policy may be further amended, modified or terminated by our Board of Directors at any time in its sole discretion.

In addition to the non-employee director compensation policy, in connection with the IPO, we adopted a director stock ownership policy encouraging non-employee directors to hold shares of our Class A common stock and/or LLC Interests with a value equal to or in excess of the fair value of the non-qualified stock option or other equity award that the non-employee director received as an annual equity award on or following the most recent annual meeting.

The following table set forth the compensation for each of our non-employee directors in fiscal 2016. The awards below were made in accordance with the above compensation amounts.

Name	Fees earned or paid in cash ($)(1)	Option Awards ($)(2)(3)	Total ($)
Daniel Meyer	$26,353	$32,609	$58,962
Jeff Flug	$44,800	$55,433	$93,705
Evan Guillemin	$26,353	$32,609	$58,962
Jenna Lyons	$39,529	$48,905	$88,434
Joshua Silverman	$9,375	$18,758	$28,133
Jonathan D. Sokoloff	$26,353	$32,609	$58,962
Robert Vivian	$44,800	$55,433	$93,705

(1)	In fiscal 2016, each non-employee director (other than Mr. Silverman, who was appointed to the Board November 6, 2016, and therefore received pro-rated compensation for fiscal 2016) was awarded adjusted cash compensation in consideration for his or her time of service between January 29, 2016 (the one-year anniversary of each non-employee director’s 2015 award) and May 19, 2016 (the 2016 award date).

(2)	In fiscal 2016, each non-employee director (other than Mr. Silverman, who was appointed to the Board November 6, 2016, and therefore received pro-rated compensation for fiscal 2016) was awarded adjusted equity compensation in consideration for his or her time of service between January 29, 2016 (the one-year anniversary of each non-employee director’s 2015 award) and May 19, 2016 (the 2016 award date).

14 | Shake Shack Inc. Form 10-K/A

(3)	In fiscal 2016, none of our non-employee directors held any restricted stock or other unvested stock awards. At December 28, 2016, the following non-employee directors held stock options as follows: Mr. Meyer – 8,251 vested stock options and 2,003 unvested stock options; Mr. Flug – 0 vested stock options and 3,405 unvested stock options; Mr. Guillemin – 8,251 vested stock options and 2,003 unvested stock options; Ms. Lyons - 12,376 vested stock options and 3,004 unvested stock options; Mr. Sokoloff – 8,251 vested stock options and 2,003 unvested stock options; Mr. Silverman - 0 vested stock options and 1,108 unvested stock options; and Mr. Vivian – 14,026 vested stock options and 3,405 unvested stock options.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of our executive officers currently serves, or in the past year has served, as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION TABLE

The following table sets forth our shares authorized for issuance under our equity compensation plans as of December 28, 2016.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,426,322	$21.10	3,278,970

Equity compensation plans not approved by security holders	-	-	-

Total	2,426,322	$21.10	3,278,970
15 | Shake Shack Inc. Form 10-K/A

Security Ownership of Certain Beneficial Owners and Management

The following table shows information about the beneficial ownership of our Class A common stock and Class B common stock, as of the Determination Date, for:

•	each person known by us to beneficially own more than 5% of our outstanding Class A common stock or Class B common stock;

•	each of our directors and Named Executive Officers; and

•	all of our directors and executive officers as a group.

The number of shares beneficially owned by each stockholder is determined under rules promulgated by the SEC under which beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock subject to options, or other rights held by such person that are currently exercisable or will become exercisable within 60 days of the Determination Date, are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person. However, in computing the number of shares of Class A common stock beneficially owned by an individual or entity, we do not include LLC Interests, which are exchangeable into Class A common stock, held by such individual or entity because the voting rights represented by the LLC Interests are reflected in the shares of Class B common stock reported for such individual or entity. Unless otherwise indicated, the address of all listed stockholders is c/o Shake Shack Inc., 24 Union Square East, 5th Floor, New York, NY 10003. Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

	Shares of Class A Common Stock Beneficially Owned		Shares of Class B Common Stock Beneficially Owned		Combined Voting Power(1)
Name of beneficial owner	Number	Percentage	Number	Percentage
Named Executive Officers and Directors
Daniel Meyer(2)(3)	1,250,572	4.9%	4,551,320	41.6%	15.8%
Randy Garutti(2)(4)	280,137	1.1%	765,023	7.0%	2.9%
Jeff Uttz(2)	10,956	*	171,579	1.6%	*
Peggy Rubenzer(5)	58,608	*	-	-	*
Jeff Flug(2)(6)	191,645	*	722,574	6.6%	2.5%
Evan Guillemin(7)	10,254	*	-	-	*
Jenna Lyons(8)	25,380	*	-	-	*
Joshua Silverman	-	-	-	-	-
Jonathan D. Sokoloff(2)(9)(10)	2,133,234	8.3%	2,671,904	24.4%	13.1%
Robert Vivian(2)(11)	44,931	*	50,851	*	*
All directors and executive officers as a group (ten persons)	4,021,167	15.7%	8,761,672	80.2%	34.9%
Other 5% Stockholders
Green Equity Investors VI, L.P., Green Equity Investors Side VI, L.P., and LGP Malted Coinvest LLC(2)(9)	2,122,980	8.3%	2,671,904	24.4%	13.1%
Morgan Stanley Investment Management Inc.(12)	3,095,493	12.0%	-	-	8.5%
The Vanguard Group(13)	1,395,743	5.4%	-	-	3.8%
Gilder, Gagnon, Howe & Co. LLC(14)	1,952,311	7.6%	-	-	5.3%

* Represents beneficial ownership of less than 1%.

(1)	Includes the voting power of each owner based on the voting power held through both the owner’s Class A common stock and Class B common stock. Represents percentage of voting power of the Class A common stock and Class B common stock of Shake Shack voting together as a single class.

16 | Shake Shack Inc. Form 10-K/A

(2)	As discussed in “Certain Relationships and Related Party Transactions—The IPO and Other Organizational Transactions—Stockholders Agreement,” the members of the Voting Group entered into a Stockholders Agreement with us, pursuant to which the Voting Group has agreed to vote their shares of Class A common stock and Class B common stock in favor of the election of the nominees of certain members of the Voting Group to our Board of Directors and committees upon their nomination by the Nominating and Corporate Governance Committee of our Board of Directors.

(3)	Includes (i) 1,240,318 shares of Class A common stock held by the Investment Trust, of which Mr. Meyer is the grantor, trustee and beneficiary, (ii) 8,251 shares of Class A common stock that Mr. Meyer currently has the right to acquire through the exercise of stock options, (iii) 2,003 shares of Class A common stock that Mr. Meyer will have the right to acquire within 60 days of the Determination Date through the exercise of stock options, (iv) 590,921 shares of Class B common stock held by the Gift Trust, of which Mr. Meyer’s spouse is a trustee and beneficiary, and (v) 2,690,263 shares of Class B common stock held by GT. Mr. Meyer disclaims beneficial ownership of all of the shares held by the Gift Trust. Mr. Meyer may be deemed to share voting and investment power with respect to the shares of the Company’s Class A common stock and Class B common stock held by GT.

(4)	Includes (i) 274,000 shares of Class A common stock that Mr. Garutti currently has the right to acquire through the exercise of stock options, (ii) 3,037 shares of Class A common stock that Mr. Garutti will have the right to receive within 60 days of the Determination Date through the vesting of restricted stock units issued to Mr. Garutti in connection with the Company’s 2015 incentive award plan, and (iii) 55,972 shares of Class B common stock held by The Randall J. Garutti 2014 GST Trust, of which Mr. Garutti’s spouse is a trustee and beneficiary. Mr. Garutti disclaims beneficial ownership of all of the shares held by The Randall J. Garutti 2014 GST Trust.

(5)	Includes (i) 42,400 shares of Class A common stock that Ms. Rubenzer currently has the right to acquire through the exercise of stock options and (ii) 1,207 shares of Class A common stock that Ms. Rubenzer will have the right to receive within 60 days of the Determination Date through the vesting of restricted stock units issued to Ms. Rubezner in connection with the Company’s 2015 incentive award plan.

(6)	Includes (i) 3,405 shares of Class A common stock that Mr. Flug will have the right to acquire within 60 days of the Determination Date through the exercise of stock options and (ii) 722,574 shares of Class B common stock held by the Flug 2015 GS Trust dated December 29, 2015, of which Mr. Flug’s spouse is the trustee and beneficiary. Mr. Flug disclaims beneficial ownership of all of the shares held by the Flug 2015 GS Trust dated December 29, 2015.

(7)	Includes (i) 8,251 shares of Class A common stock that Mr. Guillemin currently has the right to acquire through the exercise of stock options and (ii) 2,003 shares of Class A common stock that Mr. Guillemin will have the right to acquire within 60 days of the Determination Date through the exercise of stock options.

(8)	Includes (i) 12,376 shares of Class A common stock that Ms. Lyons currently has the right to acquire through the exercise of stock options, and (ii) 3,004 shares of Class A common stock that Ms. Lyons will have the right to acquire within 60 days of the Determination Date through the exercise of stock options.

(9)	Voting and investment power with respect to the shares of the Company’s common stock held by Green Equity Investors VI, L.P., a Delaware limited partnership (“GEI VI”), Green Equity Investors Side VI, L.P., a Delaware limited partnership (“GEI Side VI”) and LGP Malted Coinvest LLC, a Delaware limited liability company (“Malted”), may be deemed to be shared by certain affiliated entities. GEI Capital VI, LLC (“GEIC”), is the general partner of GEI VI and GEI Side VI. Green VI Holdings, LLC (“Holdings”) is a limited partner of GEI VI and GEI Side VI. Leonard Green & Partners, L.P. (“LGP”) is the management company of GEI VI, GEI Side VI, and Holdings. Peridot Coinvest Manager LLC (“Peridot”), an affiliate of LGP, is the manager of Malted. Each of GEI VI, GEI Side VI, Holdings, Malted, LGP, and Peridot disclaims such shared beneficial ownership of the Company’s Class A common stock and Class B common stock. Jonathan D. Sokoloff either directly (whether through ownership interest or positions with LGP or Peridot) or indirectly, through one or more intermediaries, may also be deemed to share voting and investment power with respect to such shares, and he disclaims beneficial ownership of such shares. Each of the partners of LGP, including Mr. Jonathan D. Sokoloff, either directly (whether through ownership interest or position) or indirectly, through one or more intermediaries, may be deemed to control GEIC, LGP, and Peridot. As such, these individuals may be deemed to have shared voting and investment power with respect to all shares beneficially owned by GEI VI, GEI Side VI, Holdings, Malted, LGP, and Peridot. Each of these individuals each disclaim beneficial ownership of the securities held by GEI VI, GEI Side VI, Holdings, Malted, LGP, and Peridot, except to the extent of their respective pecuniary interest therein. Each of the foregoing entity’s and individual’s address (other than the Company) is c/o Leonard Green & Partners, L.P., 11111 Santa Monica Boulevard, Suite 2000, Los Angeles, California 90025 GEI VI is the direct owner of 387,079 shares of Class A common stock and 2,485,837 shares of Class B common stock. GEI Side VI is the direct owner of 1,712,272 shares of Class A common stock. Malted is the direct owner of 23,629 shares of Class A common stock and 186,067 shares of Class B common stock.

17 | Shake Shack Inc. Form 10-K/A

(10)	Includes (i) 8,251 shares of Class A common stock that Mr. Sokoloff currently has the right to acquire through the exercise of stock options and (ii) 2,003 shares of Class A common stock that Mr. Sokoloff will have the right to acquire within 60 days of the Determination Date through the exercise of stock options.

(11)	Includes (i) 14,026 shares of Class A common stock that Mr. Vivian currently has the right to acquire through the exercise of stock options and (ii) 3,405 shares of Class A common stock that Mr. Vivian will have the right to acquire within 60 days of the Determination Date through the exercise of stock options.

(12)	Based on a Schedule 13G filed by Morgan Stanley Investment Management Inc. on February 10, 2017. According to the Schedule 13G, Morgan Stanley Investment Management Inc. has sole voting power and shared dispositive power over the reported shares of Class A common stock.

(13)	Based on a Schedule 13G filed by The Vanguard Group on February 13, 2017. According to the Schedule 13G, The Vanguard Group has sole voting power, shared voting power, sole dispositive power and shared dispositive power over 30,583 shares, 894 shares, 1,364,772 shares and 30,971 shares of Class A common stock, respectively.

(14)	Based on a Schedule 13G filed by Gilder, Gagnon, Howe & Co. LLC on February 14, 2017. According to the Schedule 13G, Gilder, Gagnon, Howe & Co. LLC has sole voting power, sole dispositive power and shared dispositive power over 44,094, 44,094 and 1,908,217 shares of Class A common stock, respectively.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Party Transactions

Agreements with USHG Subsidiaries

Daniel Meyer, our Chairman of the Board of Directors, serves as USHG’s Chief Executive Officer. We and subsidiaries of USHG are parties to a Management Services Agreement and a Master License Agreement, each as described below.

Management Services Agreement with USHG, LLC

On October 16, 2009, we entered into a Management Services Agreement with USHG, LLC, a subsidiary of USHG (the “Management Company”), pursuant to which the Management Company has provided management services to SSE Holdings, including executive leadership, strategic development, real estate, financial, legal, administrative, operations and human resources services. In exchange for such management services, we paid a monthly fee to the Management Company based on our sales for the relevant period. In addition, we agreed to indemnify the Management Company to the fullest extent permitted by law from and against all losses arising from its performance under the Management Services Agreement.

We entered into the Amended and Restated Management Services Agreement with the Management Company, effective January 2015, pursuant to which the Management Company provides reduced management services to SSE Holdings comprised of executive leadership from Mr. Meyer and other members of USHG’s senior management; menu innovation advisory services by Mr. Meyer; strategic development advisory services by Mr. Meyer; leadership development services; and limited human resources services. In addition, we are no longer obligated to pay management fees to the Management Company in connection with any services. The initial term of the Amended and Restated Management Services Agreement is through December 31, 2019, with renewal periods. We have also agreed to indemnify the Management Company to the fullest extent permitted by law from and against all losses arising from its performance under the Amended and Restated Management Services Agreement.

18 | Shake Shack Inc. Form 10-K/A

Master License Agreement with Union Square Events

In fiscal 2011, we entered into a Master License Agreement (as amended, the “MLA”) with Hudson Yards Sports and Entertainment LLC (doing business as Union Square Events) (“USE”), a subsidiary of USHG, to operate Shake Shack branded limited menu concession stands in sports and entertainment venues within the United States. The agreement expires on December 31, 2027 and includes five consecutive five-year renewal options at USE’s option. As consideration for these rights, USE pays us a license fee based on a percentage of net food sales (as defined in the MLA). USE also pays us a percentage of profits on sales of branded beverages (as defined in the MLA). For the fiscal year ended December 28, 2016, Union Square Events paid $309,000 in license fees pursuant to the MLA.

Madison Square Park Conservancy

Mr. Meyer serves as a director of the Madison Square Park Conservancy (“MSP Conservancy”), with which we have a license agreement and pay license fees to operate our Madison Square Park Shack. Amounts paid to Madison Square Park Conservancy as rent amounted to $1,062,000 for fiscal 2016. Total amounts due to the MSP Conservancy as of December 28, 2016 were $1,000.

Share Our Strength

Mr. Meyer serves as a director of Share Our Strength, for which Shake Shack holds the “Great American Shake Sale” every year during the month of May to raise money and awareness for childhood hunger. During the Great American Shake Sale, we encourage guests to donate money to Share Our Strength’s No Kid Hungry campaign in exchange for a coupon for a free cake-themed shake. All of the guest donations we collect go directly to Share Our Strength. We raised a total of $587,000 in fiscal 2016, and the proceeds were remitted to Share Our Strength. We incurred costs of approximately $117,000 for fiscal 2016 representing the cost of the free shakes redeemed.

Mobo Systems, Inc.

Mr. Meyer serves as a director of Mobo Systems, Inc. (also known as “Olo”), a platform we use in connection with our mobile ordering application. No amounts were paid to Olo for fiscal 2016.

The IPO and Other Organizational Transactions

In connection with the IPO, we engaged in transactions with certain of our directors, executive officers and other persons and entities which are or became holders of more than 5% of our Class A common stock or Class B common stock upon the consummation of the IPO and other transactions completed in connection with the IPO (collectively, the “Organizational Transactions”), including entry into the SSE Holdings LLC Agreement, the Stockholders Agreement, the Tax Receivable Agreement, and the Registration Rights Agreement, each of which is discussed below.

SSE Holdings LLC Agreement

We operate our business through SSE Holdings and its subsidiaries. We and the owners of SSE Holdings at the time of the IPO entered into SSE Holdings’ third amended and restated limited liability company agreement (as amended, the “SSE Holdings LLC Agreement”), effective February 4, 2015. The operations of SSE Holdings, and the rights and obligations of the holders of LLC Interests, are set forth in the SSE Holdings LLC Agreement.

The SSE Holdings LLC Agreement provides the owners of SSE Holdings following the IPO with the right to have their LLC Interests redeemed for, at our election, either newly-issued shares of our Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each LLC Interest redeemed (subject to customary adjustments, including for stock splits, stock dividends and reclassifications).

19 | Shake Shack Inc. Form 10-K/A

The share settlement will be the default payment unless and until a majority of the members of our Board of Directors who do not hold any LLC Interests elect cash settlement. In the event of cash settlement, we would issue new shares of Class A common stock and use the proceeds from the sale of these newly-issued shares of Class A common stock to fund the cash settlement which, in effect, limits the amount of the cash payment to the redeeming member. If we decide to make a cash payment, an owner of SSE Holdings has the option to rescind its redemption request within a specified time period.

Upon the effective date of redemption, the redeeming member will surrender its LLC Interests to SSE Holdings for cancellation. Concurrently, we will contribute either cash or shares of Class A common stock to SSE Holdings, which will then distribute such cash or shares of Class A common stock to the redeeming owner of SSE Holdings to complete the redemption. In addition, SSE Holdings will issue to us an amount of newly-issued LLC Interests equal to the number of LLC Interests redeemed from the owner of SSE Holdings.

In the event of a redemption request by an owner of SSE Holdings, we may, alternatively and at our option, effect a direct exchange of cash or our Class A common stock for such LLC Interests with such owner of SSE Holdings in lieu of a redemption.

Whether by redemption or exchange, we are obligated to ensure that at all times the number of LLC Interests that we own equals the number of shares of Class A common stock issued by us (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities).

In fiscal 2016, redemptions were effected for the following directors, executive officers and beneficial owners of more than 5% of our Class A common stock or Class B common stock (and immediately family members of the foregoing) on the following dates, in the following amounts:

Redeeming Owners of SSE Holdings	Effective Dates of Redemption	Shares of Class A Common Stock Issued upon Redemption
Randy Garutti[1]	March 9, 2016	10,000
	April 5, 2016	10,000
	April 27, 2016	10,000
	June 7, 2016	10,000
	July 6, 2016	10,000
	August 2, 2016	10,000
	September 23, 2016	10,000
	October 25, 2016	10,000
	December 27, 2016	10,000
Union Square Hospitality Group, LLC[2]	November 30, 2016	95,238
Jeff Flug/Gulf Five LLC	January 14, 2016	150,000
	May 18, 2016	300,000
	August 2, 2016	214,822
Robert Vivian	December 14, 2016	7,500
LGP Malted Coinvest LLC[3]	March 9, 2016	6,560
	March 14, 2016	6,560
	March 30, 2016	32,800
	May 18, 2016	21,867
	June 3, 2016	10,933
	August 1, 2016	21,867
	August 26, 2016	21,867
	October 28, 2016	21,867
Green Equity Investors VI, L.P.[3]	March 9, 2016	87,640
	March 14, 2016	87,640
	March 30, 2016	438,198
	May 18, 2016	292,131
	June 3, 2016	146,067
	August 1, 2016	292,131
	August 26, 2016	292,131
	October 28, 2016	292,131
SEG Partners, LP	May 2, 2016	100,000
	May 25, 2016	55,000
SEG Partners II, L.P.	May 2, 2016	400,000
	May 25, 2016	140,000

20 | Shake Shack Inc. Form 10-K/A

(1)	All redemptions effected for Mr. Garutti were done so pursuant to Rule 10b5-1 insider trading plans, adopted on December 16, 2015 and, upon its expiration, August 23, 2016.

(2)	Daniel Meyer may be deemed to share voting and investment power with respect to the shares of the Company’s Class A common stock and Class B common stock held by USHG.

(3)	Each of the partners of LGP, including Mr. Jonathan D. Sokoloff, may be deemed to have voting and investment power with respect to the shares of the Company’s Class A common stock and Class B common stock held by LGP Malted Coinvest LLC and Green Equity Investors VI, L.P. Each of these individuals disclaims beneficial ownership of such shares.

Stockholders Agreement

We entered into the stockholders agreement (as amended, the “Stockholders Agreement”) with each member of the Voting Group, effective February 4, 2015. USHG, of which Mr. Meyer serves as Chief Executive Officer, is a party to the Stockholders Agreement.

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

In addition, the members of the Voting Group agree to vote their shares of Class A common stock and Class B common stock in favor of the election of the nominees of certain members of the Voting Group to our Board of Directors and committees upon their nomination by the nominating and corporate governance committee of our Board of Directors.

Meyer Group Approvals. Under the Stockholders Agreement, the actions listed below by us or any of our subsidiaries require the approval of the Meyer Group for so long as the Meyer Group collectively owns at least 10% of the total shares of Class A common stock and Class B common stock owned by it immediately following the consummation of the IPO. The actions include:

•	change in control transactions;

•	the sale, lease or exchange of all or a substantial amount of the property and assets of Shake Shack, SSE Holdings or any of SSE Holdings’ subsidiaries, taken as a whole;

•	initiating any liquidation, dissolution, bankruptcy or other insolvency proceeding involving Shake Shack, SSE Holdings or any of their respective subsidiaries;

•	terminating the employment of our Chief Executive Officer or hiring a new Chief Executive Officer;

21 | Shake Shack Inc. Form 10-K/A

•	any authorization or issuance of equity securities of Shake Shack or its subsidiaries other than (i) pursuant to any equity incentive plans or arrangements approved by our Board of Directors or (ii) upon an exchange of shares of Class B common stock together with SSE Holdings Units for shares of Class A common stock;

•	increasing or decreasing the size of our Board of Directors; and

•	any amendment or amendments to the organizational documents of Shake Shack or SSE Holdings.

Tax Receivable Agreement

We entered into the tax receivable agreement (the “TRA”), effective February 4, 2015, with the owners of SSE Holdings at the time of the IPO. The TRA provides for the payment by us to such persons of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of (i) increases in our share of the tax basis in the net assets of SSE Holdings resulting from any redemptions or exchanges of LLC Interests, (ii) tax basis increases attributable to payments made under the TRA, and (iii) deductions attributable to imputed interest pursuant to the TRA (the “TRA Payments”). The TRA Payments are not conditioned upon any continued ownership interest in either SSE Holdings or us by any owner of SSE Holdings following the IPO. The rights of each owner of SSE Holdings following the IPO under the TRA are assignable to transferees of its LLC Interests (other than Shake Shack as transferee pursuant to subsequent redemptions (or exchanges) of the transferred LLC Interests). We expect to benefit from the remaining 15% of tax benefits, if any, that we may actually realize.

There were no amounts paid under the Tax Receivable Agreement in fiscal 2016. On February 3, 2017, $1,470,936 was paid under the Tax Receivable Agreement for amounts due related to the 2015 tax year to the owners of SSE Holdings through all or part of fiscal 2015, including its directors, executive officers and beneficial owners of more than 5% of our Class A common stock or Class B common stock (and immediately family members of the foregoing).

Registration Rights Agreement

We entered into the registration rights agreement (as amended, the “Registration Rights Agreement”), effective February 4, 2015, with the owners of SSE Holdings at the time of the IPO. The Registration Rights Agreement provides such owners certain registration rights whereby they can require us to register under the Securities Act of 1933, as amended (the “Securities Act”), shares of Class A common stock issuable to them upon redemption or exchange, at our election, of their LLC Interests, and certain affiliates of former indirect members of SSE Holdings can require us to register under the Securities Act the shares of Class A common stock issued to them in connection with the Organizational Transactions. The Registration Rights Agreement also provides for piggyback registration rights for the owners of SSE Holdings prior to the IPO.

On October 8, 2015, we filed a registration statement on Form S-1 (the “S-1 Resale Shelf”) to register the sale of up to 26,160,694 shares of our Class A common stock from time to time by certain affiliates of former indirect members of SSE Holdings and those owners of SSE Holdings as of the date of the S-1 Resale Shelf, including the following directors, executive officers and beneficial owners of more than 5% of our Class A common stock or Class B common stock (and immediately family members of the foregoing): Randy Garutti (Chief Executive Officer), Jeff Uttz (then Chief Financial Officer), Daniel Meyer (and other members of the Meyer Group) (Chairman of the Board), Jeff Flug (and his affiliates) (director), Robert Vivian (director), Jon Sokoloff (director), LGP Malted Coinvest LLC, Green Equity Investors VI, L.P., Green Equity Investors Side VI, L.P., SEG Partners, L.P., SEG Partners II, L.P., and SEG Partners Offshore Master Fund Ltd. The S-1 Resale Shelf was declared effective by the SEC on November 12, 2015.

On March 10, 2016, we filed a post-effective amendment to the S-1 Resale Shelf to convert it to a registration statement on Form S-3 (the “S-3 Resale Shelf”). The S-3 Resale Shelf was declared effective by the SEC on March 22, 2016.

Indemnification Agreements

Our bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by the General Corporation Law of the State of Delaware (the “DGCL”), subject to certain exceptions contained in our bylaws. In addition, our certificate of incorporation, provides that our directors will not be liable for monetary damages for breach of fiduciary duty.

22 | Shake Shack Inc. Form 10-K/A

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

Policies and Procedures for Related Person Transactions

Our Board of Directors recognizes the fact that transactions with related persons present a heightened risk of conflicts of interests and/or improper valuation (or the perception thereof). Our Board of Directors adopted a written policy on transactions with related persons that is in conformity with the requirements for issuers listed on the New York Stock Exchange. Under the policy:

•	any Related Person Transaction (as defined below), and any material amendment or modification to a Related Person Transaction, must be reviewed and approved or ratified by the Audit Committee, which is composed solely of independent directors who are disinterested, or by the disinterested members of the Board of Directors; and

•	any employment relationship or transaction involving an executive officer and any related compensation must be approved by the Compensation Committee or recommended by the Compensation Committee to the Board of Directors for its approval.

A Related Person Transaction is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we were, are or will be a participant and the amount involved exceeds $120,000 in any one fiscal year, and in which any Related Person (as defined below) had, has or will have a direct or indirect material interest. Further, if a Related Person enters into transactions, arrangements or relationships in which we were, are or will be a participant and the aggregate amount involved in such transactions, arrangements or relationships exceeds $120,000 in any one fiscal year, and in which any Related Person had, has or will have a direct or indirect material interest, each of such transactions, arrangements or relationships, in conformity with SEC rules, shall be deemed to be a Related Person Transaction for purposes of this policy.

A Related Person is each of the following: (i) any person who has served as a director or executive officer since the beginning of our last completed fiscal year; (ii) any nominee for director at the Annual Meeting; (iii) any person who beneficially owns more than 5% of our outstanding Class A common stock or Class B common stock; and (iv) any immediate family member, or other person (other than a tenant or employee), sharing the household of any person identified in part (i), (ii) or (iii).

Identification of Related Party Transactions

Our Legal department, in consultation with our Accounting/Finance team, is primarily responsible for developing and implementing processes and procedures to obtain information regarding related persons with respect to potential Related Person Transactions and then determining, based on the facts and circumstances, whether the potential Related Person Transactions do, in fact, constitute a Related Person Transaction. In addition, any potential Related Person Transaction that is proposed to be entered into by us must be reported to our General Counsel by both the related person and the person at the Company responsible for such potential Related Person Transaction.

Audit Committee Pre-Approval

If the Company’s Legal department determines that a transaction or relationship is a Related Person Transaction, then each such transaction will be presented to the Audit Committee of the Board of Directors. The Audit Committee will (i) review the relevant facts and circumstances of each Related Person Transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the extent of the Related Person’s interest in the transaction, (ii) take into account the conflicts of interest and corporate opportunity provisions of our Code of Business Conduct and Ethics, and (iii) either approve, ratify or disapprove the Related Person Transaction. If advance committee approval of a Related Person Transaction requiring the Audit Committee’s approval is not feasible, then the transaction may be preliminarily entered into by management upon prior approval of the transaction by the chairperson of the Audit Committee, subject to ratification of the transaction by the Audit Committee at the Audit Committee’s next regularly scheduled meeting.

23 | Shake Shack Inc. Form 10-K/A

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

DIRECTOR INDEPENDENCE

We believe the following directors are independent as required by the rules of the New York Stock Exchange: Jeff Flug, Evan Guillemin, Jenna Lyons, Joshua Silverman, Jonathan D. Sokoloff and Robert Vivian.

Our Audit Committee consists of Robert Vivian, Jeff Flug, Evan Guillemin and Josh Silverman, with Mr. Vivian serving as chair. As required by Rule 10A-3 of the Exchange Act and the New York Stock Exchange rules, each of Messrs. Vivian, Flug, Guillemin and Silverman meet the definition of “independent director” for purposes of serving on an audit committee.

Our Nominating and Corporate Governance Committee consists of Jeff Flug, Jenna Lyons and Daniel Meyer, with Mr. Flug serving as chair. As we no longer rely on the “controlled company” exemption from the requirement that we do not need to have a Nominating and Corporate Governance Committee composed entirely of independent directors, Mr. Meyer will resign from, and Mr. Silverman will be appointed to, the Nominating and Corporate Governance Committee, at the Company’s next occurring quarterly meeting of the Board of Directors. Mr. Meyer’s resignation, and Mr. Silverman’s appointment, will occur within the allowable transition period provided by the New York Stock Exchange.

Our Compensation Committee consists of Evan Guillemin, Jenna Lyons, Jonathan D. Sokoloff and Robert Vivian, with Mr. Guillemin serving as chair. As required by the New York Stock Exchange rules, each of Messrs. Guillemin, Sokoloff and Vivian and Ms. Lyons meets the definition of “independent director” for purposes of serving on a Compensation Committee.

Item 14. Principal Accounting Fees and Services.

Audit and Related Fees

The following table sets forth the aggregate fees billed for various professional services rendered by Ernst & Young LLP (“EY”):

	2016	2015
Audit Fees(1)	$928,723	$1,267,470
Audit Related Fees(2)	-	$3,000
Tax Fees(3)	-	$60,000
All Other Fees(4)	-	$2,172
Total Fees	$928,723	$1,332,642

24 | Shake Shack Inc. Form 10-K/A

(1)	Consists of fees for professional services rendered for the audits of the Company’s consolidated financial statements included in its Annual Reports on Form 10-K and Registration Statements on Form S-1 for fiscal years 2016, 2015, 2014, 2013 and 2012, and for the review of the Company’s interim condensed consolidated financial statements included in its Quarterly Reports on Form 10-Q for fiscal year 2016. Additionally, consists of fees for assurance and related services related to the Company’s initial public offering and secondary offering, both in fiscal 2015, as well as various consultation matters.

(2)	Consists of fees for agreed upon procedures required for certain of our leases.

(3)	Consists of tax consulting fees.

(4)	Consists of a software licensing fee for a technical accounting research tool.

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

25 | Shake Shack Inc. Form 10-K/A

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(b)	Exhibits

The exhibit listed on the accompanying Exhibit Index is filed as part of this Amendment and such Exhibit Index is incorporated herein by reference.

26 | Shake Shack Inc. Form 10-K/A

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Shake Shack Inc.
(Registrant)

	By:	/s/ Randy Garutti
Randy Garutti
Chief Executive Officer and Director
Date: May 1, 2017

27 | Shake Shack Inc. Form 10-K/A

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
31	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*

28 | Shake Shack Inc. Form 10-K/A