Form 10-Q
period 2017-03-29
Shake Shack Inc.
filed 2017-05-05
CIK 1620533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2017
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

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule-405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☑
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of April 26, 2017, there were 25,757,064 shares of Class A common stock outstanding and 10,879,592 shares of Class B common stock outstanding.

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
While we believe that our assumptions are reasonable, it is very difficult to predict the impact of known factors, and it is impossible to anticipate all factors that could affect our actual results. All forward-looking statements are expressly qualified in their entirety by these cautionary statements, except that the safe harbor provisions of the PSLRA do not apply to any forward-looking statements relating to the operations of any of our partnerships or limited liability companies. You should evaluate all forward-looking statements made in this Form 10-Q in the context of the risks and uncertainties disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2016, as amended, filed with the U.S. Securities and Exchange Commission (the "SEC") under the heading "Risk Factors."
The forward-looking statements included in this Form 10-Q are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Shake Shack Inc. Form 10-Q | 1

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).

2 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	March 29 2017	December 28 2016
ASSETS
Current assets:
Cash and cash equivalents	$15,711	$11,607
Marketable securities	57,840	62,040
Accounts receivable	5,044	6,006
Inventories	903	806
Prepaid expenses and other current assets	4,302	3,485
Total current assets	83,800	83,944
Property and equipment, net	147,485	136,264
Deferred tax asset, non-current	319,530	313,207
Other assets	4,613	4,779
TOTAL ASSETS	$555,428	$538,194
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,663	$6,921
Accrued expenses	7,699	8,538
Accrued wages and related liabilities	4,027	6,084
Other current liabilities	11,427	10,173
Total current liabilities	28,816	31,716
Deemed landlord financing	8,016	2,007
Deferred rent	31,354	31,107
Liabilities under tax receivable agreement, net of current portion	274,259	267,902
Other long-term liabilities	1,512	4,109
Total liabilities	343,957	336,841
Commitments and contingencies
Stockholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of March 29, 2017 and December 28, 2016.	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 25,681,875 and 25,151,384 shares issued and outstanding as of March 29, 2017 and December 28, 2016, respectively.	26	25
Class B common stock, $0.001 par value—35,000,000 shares authorized; 10,929,592 and 11,253,592 shares issued and outstanding as of March 29, 2017 and December 28, 2016, respectively.	11	11
Additional paid-in capital	141,940	135,448
Retained earnings	18,986	16,719
Accumulated other comprehensive loss	(19)	(15)
Total stockholders' equity attributable to Shake Shack Inc.	160,944	152,188
Non-controlling interests	50,527	49,165
Total equity	211,471	201,353
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$555,428	$538,194
See accompanying Notes to Condensed Consolidated Financial Statements.

Shake Shack Inc. Form 10-Q | 3

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share amounts)

	Thirteen Weeks Ended
	March 29 2017	March 30 2016
Shack sales	$74,155	$52,153
Licensing revenue	2,594	2,012
TOTAL REVENUE	76,749	54,165
Shack-level operating expenses:
Food and paper costs	21,174	15,032
Labor and related expenses	20,460	13,162
Other operating expenses	7,665	4,919
Occupancy and related expenses	6,176	4,323
General and administrative expenses	8,470	6,884
Depreciation expense	4,748	3,106
Pre-opening costs	2,415	2,025
Loss on disposal of property and equipment	13	—
TOTAL EXPENSES	71,121	49,451
OPERATING INCOME	5,628	4,714
Other income, net	195	23
Interest expense	(303)	(87)
INCOME BEFORE INCOME TAXES	5,520	4,650
Income tax expense	1,658	1,299
NET INCOME	3,862	3,351
Less: net income attributable to non-controlling interests	1,595	1,889
NET INCOME ATTRIBUTABLE TO SHAKE SHACK INC.	$2,267	$1,462
Earnings per share of Class A common stock:
Basic	$0.09	$0.07
Diluted	$0.09	$0.07
Weighted-average shares of Class A common stock outstanding:
Basic	25,376	20,353
Diluted	25,955	20,812
See accompanying Notes to Condensed Consolidated Financial Statements.

4 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Thirteen Weeks Ended
	March 29 2017	March 30 2016
Net income	$3,862	$3,351
Other comprehensive loss, net of tax:
Available-for-sale securities(1):
Change in net unrealized holding losses	(9)	(2)
Less: reclassification adjustments for net realized losses included in net income	3	—
Net change	(6)	(2)
OTHER COMPREHENSIVE LOSS	(6)	(2)
COMPREHENSIVE INCOME	3,856	3,349
Less: comprehensive income attributable to non-controlling interests	1,593	1,888
COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAKE SHACK INC.	$2,263	$1,461
(1) Net of tax benefit of $0 for the thirteen weeks ended March 29, 2017 and March 30, 2016.
See accompanying Notes to Condensed Consolidated Financial Statements.

Shake Shack Inc. Form 10-Q | 5

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 28, 2016	25,151,384	$25	11,253,592	$11	$135,448	$16,719	$(15)	$49,165	$201,353
Net income						2,267		1,595	3,862
Other comprehensive loss:
Net unrealized losses related to available-for-sale securities							(4)	(2)	(6)
Equity-based compensation					1,289				1,289
Activity under stock compensation plans	206,491	1			2,870			1,446	4,317
Redemption of LLC Interests	324,000	—	(324,000)	—	1,322			(1,322)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					1,011				1,011
Distributions paid to non-controlling interest holders								(355)	(355)
BALANCE, MARCH 29, 2017	25,681,875	$26	10,929,592	$11	$141,940	$18,986	$(19)	$50,527	$211,471
See accompanying Notes to Condensed Consolidated Financial Statements.

6 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Thirteen Weeks Ended
	March 29 2017	March 30 2016
OPERATING ACTIVITIES
Net income (including amounts attributable to non-controlling interests)	$3,862	$3,351
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	4,748	3,106
Equity-based compensation	1,249	1,030
Deferred income taxes	(1,009)	3
Non-cash interest expense	71	70
Excess tax benefits on equity-based compensation	—	(28)
Loss on sale of marketable securities	3	—
Loss on disposal of property and equipment	13	—
Changes in operating assets and liabilities:
Accounts receivable	2,312	1,019
Inventories	(97)	(78)
Prepaid expenses and other current assets	(505)	345
Other assets	(520)	(234)
Accounts payable	400	561
Accrued expenses	1,029	(89)
Accrued wages and related liabilities	(2,057)	(2,086)
Other current liabilities	62	202
Deferred rent	164	1,354
Other long-term liabilities	(46)	(48)
NET CASH PROVIDED BY OPERATING ACTIVITIES	9,679	8,478
INVESTING ACTIVITIES
Purchases of property and equipment	(13,132)	(14,128)
Purchases of marketable securities	(325)	—
Sales of marketable securities	5,155	—
NET CASH USED IN INVESTING ACTIVITIES	(8,302)	(14,128)
FINANCING ACTIVITIES
Proceeds from deemed landlord financing	293	—
Payments on deemed landlord financing	(36)	—
Distributions paid to non-controlling interest holders	(355)	—
Payments under tax receivable agreement	(1,471)	—
Proceeds from stock option exercises	4,296	628
Excess tax benefits from equity-based compensation	—	28
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,727	656
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,104	(4,994)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,607	70,849
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,711	$65,855
See accompanying Notes to Condensed Consolidated Financial Statements.

Shake Shack Inc. Form 10-Q | 7

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

8 | Shake Shack Inc. Form 10-Q

NOTE 1: NATURE OF OPERATIONS

Shake Shack Inc. ("we," "us," "our," "Shake Shack" and the "Company") was formed on September 23, 2014 as a Delaware corporation for the purpose of facilitating an initial public offering and other related transactions in order to carry on the business of SSE Holdings, LLC and its subsidiaries ("SSE Holdings"). On February 4, 2015, we completed an initial public offering ("IPO") of 5,750,000 shares of our Class A common stock at a public offering price of $21.00 per share. We used the net proceeds from the IPO to purchase newly-issued membership interests from SSE Holdings ("LLC Interests"). Following the organizational transactions completed in connection with the IPO, we became the sole managing member of SSE Holdings. As sole managing member, we operate and control all of the business and affairs of SSE Holdings and, as a result, consolidate the financial results of SSE Holdings. We report a non-controlling interest representing the economic interest in SSE Holdings held by the other members of SSE Holdings. As of March 29, 2017 we owned 70.1% of SSE Holdings. Unless the context otherwise requires, "we," "us," "our," "Shake Shack," the "Company," and other similar references, refer to Shake Shack Inc. and, unless otherwise stated, all of its subsidiaries, including SSE Holdings.
We operate and license Shake Shack restaurants ("Shacks"), which serve hamburgers, hot dogs, crinkle-cut fries, shakes, frozen custard, beer, wine and more. As of March 29, 2017, there were 127 Shacks in operation, system-wide, of which 71 were domestic company-operated Shacks, seven were domestic licensed Shacks and 49 were international licensed Shacks.
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Shake Shack Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and on a basis consistent in all material respects with the accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 28, 2016 ("2016 Form 10-K"). In our opinion, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of our financial position and results of operation have been included. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.
The accompanying Condensed Consolidated Balance Sheet as of December 28, 2016 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our 2016 Form 10-K.
SSE Holdings is considered a VIE. Shake Shack Inc. is the primary beneficiary as we have the majority economic interest in SSE Holdings and, as the sole managing member, have decision making authority that significantly affects the economic performance of the entity, while the limited partners have no substantive kick-out or participating rights. As a result, we consolidate SSE Holdings. The assets and liabilities of SSE Holdings represent substantially all of our consolidated assets and liabilities with the exception of certain deferred taxes and liabilities under the Tax Receivable Agreement. As of March 29, 2017 and December 28, 2016, the net assets of SSE Holdings were $169,267 and $158,845, respectively. The assets of SSE Holdings are subject to certain restrictions in SSE Holdings' revolving credit agreements. See Note 7 for more information.

Shake Shack Inc. Form 10-Q | 9

Fiscal Year
We operate on a 52/53 week fiscal year ending on the last Wednesday in December. Fiscal 2017 contains 52 weeks and ends on December 27, 2017. Fiscal 2016 contained 52 weeks and ended on December 28, 2016. Unless otherwise stated, references to years in this report relate to fiscal years.
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
Recently Adopted Accounting Pronouncements
We adopted the Accounting Standards Updates (“ASUs”) summarized below in fiscal 2017. The effects of adoption did not have a material impact on our consolidated financial statements.

Accounting Standards Update (“ASU”)	Description	Date Adopted
Improvements to Employee Share-Based Payment Accounting (ASU 2016-09)
This standard simplifies certain aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, certain classifications on the statement of cash flows, and an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur. Upon adoption, we made such policy election. The adoption methodology applied varied based on each applicable provision of the standard, and none of the provisions had a material impact on our consolidated financial statements.
December 29, 2016
Simplifying the Measurement of Inventory (ASU 2015-11)
This standard applies to inventory measured using methods other than last-in, first-out (LIFO) or the retail method, and requires entities to measure such inventory at the lower of cost or net realizable value. It should be applied prospectively.
December 29, 2016
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
		We are currently evaluating the impact this standard will have on our consolidated financial statements.	December 28, 2017

10 | Shake Shack Inc. Form 10-Q

Accounting Standards Update (“ASU”)	Description	Expected Impact	Effective Date
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

Shake Shack Inc. Form 10-Q | 11

NOTE 3: FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis as of March 29, 2017 and December 28, 2016, and indicate the classification within the fair value hierarchy.
Cash, Cash Equivalents and Marketable Securities
The following tables summarize our cash, cash equivalents and marketable securities by significant investment categories as of March 29, 2017 and December 28, 2016:

	March 29, 2017
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$10,683	$—	$—	$10,683	$10,683	$—
Level 1:
Money market funds	5,028	—	—	5,028	5,028	—
Mutual funds	55,393	—	—	55,393	—	55,393
Level 2:
Corporate debt securities(1)	2,480	2	(35)	2,447		2,447
Total	$73,584	$2	$(35)	$73,551	$15,711	$57,840

	December 28, 2016
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$6,322	$—	$—	$6,322	$6,322	$—
Level 1:
Money market funds	5,285	—	—	5,285	5,285	—
Mutual funds	60,232	—	—	60,232	—	60,232
Level 2:
Corporate debt securities(1)	2,473	3	(30)	2,446	—	2,446
Total	$74,312	$3	$(30)	$74,285	$11,607	$62,678

(1)
Corporate debt securities were measured at fair value using a market approach utilizing observable prices for identical securities or securities with similar characteristics and inputs that are observable or can be corroborated by observable market data.

Net unrealized losses on available-for-sale securities totaling $33 and $27 were included in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheet as of March 29, 2017 and December 28, 2016, respectively.

12 | Shake Shack Inc. Form 10-Q

The following tables summarize the gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 29, 2017 and December 28, 2016, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	March 29, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Money market funds	$—	$—	$—	$—	$—	$—
Mutual funds	—	—	—	—	—	—
Corporate debt securities	1,117	(6)	637	(29)	1,754	(35)
Total	$1,117	$(6)	$637	$(29)	$1,754	$(35)

	December 28, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Money market funds	$—	$—	$—	$—	$—	$—
Mutual funds	—	—	—	—	—	—
Corporate debt securities	1,244	(10)	540	(20)	1,784	(30)
Total	$1,244	$(10)	$540	$(20)	$1,784	$(30)
A summary of other income from available-for-sale securities recognized during the thirteen weeks ended March 29, 2017 and March 30, 2016 is as follows:

	Thirteen Weeks Ended
	March 29 2017	March 30 2016
Available-for-sale securities:
Dividend income	$178	$—
Interest income	20	23
Loss on investments	3	—
Total other income, net	$201	$23
A summary of available-for-sale securities sold and gross realized gains and losses recognized during the thirteen weeks ended March 29, 2017 and March 30, 2016 is as follows:

	Thirteen Weeks Ended
	March 29 2017	March 30 2016
Available-for-sale securities:
Gross proceeds from sales and redemptions	$155	$—
Cost basis of sales and redemptions	158	—
Gross realized gains included in net income	—	—
Gross realized losses included in net income	(3)	—
Amounts reclassified out of accumulated other comprehensive loss	3	—

Shake Shack Inc. Form 10-Q | 13

Realized gains and losses are determined on a specific identification method and are included in other income,net on the Condensed Consolidated Statements of Income.
The estimated fair value of our investments in corporate debt securities that are accounted for as available-for-sale securities are all due within one year and are included within marketable securities on the Condensed Consolidated Balance Sheets.
We periodically review our marketable securities for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For our debt securities, we also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. As of March 29, 2017 and December 28, 2016, the declines in the market value of our marketable securities investment portfolio were considered to be temporary in nature.
Other Financial Instruments
The carrying value of our other financial instruments, including accounts receivable, accounts payable, and accrued expenses as of March 29, 2017 and December 28, 2016 approximated their fair value due to the short-term nature of these financial instruments.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets and liabilities that are measured at fair value on a non-recurring basis include our long-lived assets and indefinite-lived intangible assets. There were no impairments recognized during the thirteen weeks ended March 29, 2017 and March 30, 2016.
NOTE 4: INVENTORIES

Inventories as of March 29, 2017 and December 28, 2016 consisted of the following:

	March 29 2017	December 28 2016
Food	$577	$543
Wine	54	47
Beer	58	58
Beverages	91	79
Retail merchandise	123	79
Inventories	$903	$806

14 | Shake Shack Inc. Form 10-Q

NOTE 5: PROPERTY AND EQUIPMENT

Property and equipment as of March 29, 2017 and December 28, 2016 consisted of the following:

	March 29 2017	December 28 2016
Leasehold improvements	$131,817	$120,629
Landlord funded assets	3,296	—
Equipment	25,411	23,194
Furniture and fixtures	7,987	7,342
Computer equipment and software	9,582	8,710
Construction in progress (includes assets under construction from deemed landlord financing)	11,465	13,510
Property and equipment, gross	189,558	173,385
Less: accumulated depreciation	42,073	37,121
Property and equipment, net	$147,485	$136,264
NOTE 6: SUPPLEMENTAL BALANCE SHEET INFORMATION

The components of other current liabilities as of March 29, 2017 and December 28, 2016 are as follows:

	March 29 2017	December 28 2016
Sales tax payable	$1,498	$1,324
Current portion of liabilities under tax receivable agreement	3,110	4,580
Gift card liability	1,083	1,153
Deferred compensation	2,350	—
Other	3,386	3,116
Other current liabilities	$11,427	$10,173
NOTE 7: DEBT

In January 2015, we executed a Third Amended and Restated Credit Agreement, which became effective on February 4, 2015 (together with the prior agreements and amendments, and as further amended, the "Revolving Credit Facility"), which provides for a revolving total commitment amount of $50,000, of which $20,000 is available immediately. The Revolving Credit Facility will mature and all amounts outstanding will be due and payable five years from the effective date. The Revolving Credit Facility permits the issuance of letters of credit upon our request of up to $10,000. Borrowings under the Revolving Credit Facility bear interest at either: (i) LIBOR plus a percentage ranging from 2.3% to 3.3% or (ii) the prime rate plus a percentage ranging from 0.0% to 0.8%, depending on the type of borrowing made under the Revolving Credit Facility. As of March 29, 2017 and December 28, 2016, there were no amounts outstanding under the Revolving Credit Facility. As of March 29, 2017, we had $19,920 of availability under the Revolving Credit Facility, after giving effect to $80 in outstanding letters of credit.
The Revolving Credit Facility is secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' wholly-owned domestic subsidiaries (with certain exceptions).

Shake Shack Inc. Form 10-Q | 15

The Revolving Credit Facility contains a number of covenants that, among other things, limit our ability to, subject to specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; pay dividends or make distributions; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the Revolving Credit Facility contains certain cross-default provisions. We are required to maintain a specified consolidated fixed-charge coverage ratio and a specified funded net debt to adjusted EBITDA ratio, both as defined under the Revolving Credit Facility. As of March 29, 2017, we were in compliance with all covenants.
As of March 29, 2017 and December 28, 2016 we had deemed landlord financing liabilities of $8,016 and $2,007, respectively, for certain leases where we are involved in the construction of leased assets and are considered the accounting owner of the construction project.
Total interest costs incurred were $324 and $87 for the thirteen weeks ended March 29, 2017 and March 30, 2016, respectively. During the thirteen weeks ended March 29, 2017 we capitalized $21 into property and equipment. No amounts were capitalized for the thirteen weeks ended March 30, 2016.
NOTE 8: NON-CONTROLLING INTERESTS

We are the sole managing member of SSE Holdings and, as a result, consolidate the financial results of SSE Holdings. We report a non-controlling interest representing the economic interest in SSE Holdings held by the other members of SSE Holdings. The Third Amended and Restated Limited Liability Company Agreement, as further amended, (the "LLC Agreement") of SSE Holdings provides that holders of LLC Interests may, from time to time, require SSE Holdings to redeem all or a portion of their LLC Interests for newly-issued shares of Class A common stock on a one-for-one basis. In connection with any redemption or exchange, we will receive a corresponding number of LLC Interests, increasing our total ownership interest in SSE Holdings. Changes in our ownership interest in SSE Holdings while we retain our controlling interest in SSE Holdings will be accounted for as equity transactions. As such, future redemptions or direct exchanges of LLC Interests in SSE Holdings by the other members of SSE Holdings will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in capital.
The following table summarizes the ownership interest in SSE Holdings as of March 29, 2017 and December 28, 2016.

	March 29, 2017		December 28, 2016
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Shake Shack Inc.	25,681,875	70.1%	25,151,384	69.1%
Number of LLC Interests held by non-controlling interest holders	10,929,592	29.9%	11,253,592	30.9%
Total LLC Interests outstanding	36,611,467	100.0%	36,404,976	100.0%
The weighted average ownership percentages for the applicable reporting periods are used to attribute net income and other comprehensive loss to Shake Shack Inc. and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for the thirteen weeks ended March 29, 2017 and March 30, 2016 was 30.4% and 43.9%, respectively.

16 | Shake Shack Inc. Form 10-Q

The following table summarizes the effects of changes in ownership in SSE Holdings on our equity during the thirteen weeks ended March 29, 2017 and March 30, 2016.

	Thirteen Weeks Ended
	March 29 2017	March 30 2016
Net income attributable to Shake Shack Inc.	$2,267	$1,462
Other comprehensive loss:
Unrealized holding losses on available-for-sale securities	(4)	(1)
Transfers (to) from non-controlling interests:
Increase in additional paid-in capital as a result of the redemption of LLC Interests	1,322	4,642
Increase in additional paid-in capital as a result of activity under stock compensation plans	2,870	216
Total effect of changes in ownership interest on equity attributable to Shake Shack Inc.	$6,455	$6,319
During thirteen weeks ended March 29, 2017, an aggregate of 324,000 LLC Interests were redeemed by non-controlling interest holders for newly-issued shares of Class A common stock, and we received 324,000 LLC Interests in connection with these redemptions, increasing our total ownership interest in SSE Holdings. During the thirteen weeks ended March 30, 2016 an aggregate of 1,877,855 LLC Interests were redeemed by non-controlling interest holders for newly-issued shares of Class A common stock, and we received 1,877,855 LLC Interests in connection with these redemptions, increasing our total ownership interest in SSE Holdings.
During thirteen weeks ended March 29, 2017 and March 30, 2016, we received an aggregate of 206,491 and 33,070 LLC Interests, respectively, in connection with the activity under our stock compensation plan.
NOTE 9: EQUITY-BASED COMPENSATION

A summary of equity-based compensation expense recognized during the thirteen weeks ended March 29, 2017 and March 30, 2016 is as follows:

	Thirteen Weeks Ended
	March 29 2017	March 30 2016
Stock options	$964	$1,030
Performance stock units	285	—
Equity-based compensation expense	$1,249	$1,030
Total income tax benefit recognized related to equity-based compensation	$51	$31
Amounts are included in general and administrative expense and labor and related expenses on the Condensed Consolidated Statements of Income.

Shake Shack Inc. Form 10-Q | 17

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
Income Tax Expense
A reconciliation of income tax expense computed at the U.S. federal statutory income tax rate to the recognized income tax expense is as follows:

	Thirteen Weeks Ended
	March 29 2017		March 30 2016
Expected U.S. federal income taxes at statutory rate	$1,932	35.0%	$1,581	34.0%
State and local income taxes, net of federal benefit	349	6.3%	272	5.8%
Foreign withholding taxes	186	3.4%	240	5.2%
Tax credits	(130)	(2.4)%	(39)	(0.8)%
Non-controlling interest	(679)	(12.3)%	(755)	(16.3)%
Income tax expense	$1,658	30.0%	$1,299	27.9%

Our effective income tax rates for the thirteen weeks ended March 29, 2017 and March 30, 2016 were 30.0% and 27.9%, respectively. The increase in our effective income tax rate for the period is primarily due to an increase in our ownership interest in SSE Holdings, partially offset by higher tax credits. As our ownership interest in SSE Holdings increases, our share of the taxable income of SSE Holdings also increases. Our weighted-average ownership interest in SSE Holdings was 69.6% and 56.1% for the thirteen weeks ended March 29, 2017 and March 30, 2016, respectively.
Deferred Tax Assets and Liabilities
During the thirteen weeks ended March 29, 2017, we acquired an aggregate of 530,491 LLC Interests in connection with the redemption of LLC Interests and activity relating to our stock compensation plan. We recognized a deferred tax asset in the amount of $5,310 associated with the basis difference in our investment in SSE Holdings upon acquisition of these LLC Interests. As of March 29, 2017, the total deferred tax asset related to the basis difference in our investment in SSE Holdings was $216,281. However, a portion of the total basis difference will only reverse upon the eventual sale of our interest in SSE Holdings, which we expect would result in a capital loss. As of March 29, 2017, we established a valuation allowance in the amount of $16,077 against the deferred tax asset to which this portion relates.
During the thirteen weeks ended March 29, 2017, we also recognized $2,567 of deferred tax assets related to additional tax basis increases generated from expected future payments under the Tax Receivable Agreement and related deductions for imputed interest on such payments. See "—Tax Receivable Agreement" for more information.
We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of March 29, 2017, we concluded, based on the weight of all available positive and negative evidence, that all of our deferred tax assets (except for those deferred tax assets described above relating to basis differences that are expected to result in a capital loss upon the eventual sale of our interest in SSE Holdings) are more likely than not to be realized. As such, no additional valuation allowance was recognized.

18 | Shake Shack Inc. Form 10-Q

Uncertain Tax Positions
No uncertain tax positions existed as of March 29, 2017. Shake Shack Inc. was formed in September 2014 and did not engage in any operations prior to the IPO and related organizational transactions. Shake Shack Inc. first filed tax returns for tax year 2014, which is the first tax year subject to examination by taxing authorities for U.S. federal and state income tax purposes. Additionally, although SSE Holdings is treated as a partnership for U.S. federal and state income taxes purposes, it is still required to file an annual U.S. Return of Partnership Income, which is subject to examination by the Internal Revenue Service ("IRS"). The statute of limitations has expired for tax years through 2012 for SSE Holdings.
Tax Receivable Agreement
Pursuant to our election under Section 754 of the Internal Revenue Code (the "Code"), we expect to obtain an increase in our share of the tax basis in the net assets of SSE Holdings when LLC Interests are redeemed or exchanged by the other members of SSE Holdings. We plan to make an election under Section 754 of the Code for each taxable year in which a redemption or exchange of LLC Interest occurs. We intend to treat any redemptions and exchanges of LLC Interests as direct purchases of LLC Interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that we would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.
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
During the thirteen weeks ended March 29, 2017, we acquired an aggregate of 324,000 LLC Interests in connection with the redemption of LLC Interests, which resulted in an increase in the tax basis of our investment in SSE Holdings subject to the provisions of the Tax Receivable Agreement. We recognized an additional liability in the amount of $6,357 for the TRA Payments due to the redeeming members, representing 85% of the aggregate tax benefits we expect to realize from the tax basis increases related to the redemption of LLC Interests, after concluding it was probable that such TRA Payments would be paid based on our estimates of future taxable income. During the thirteen weeks ended March 29, 2017, payments of $1,471, inclusive of interest, were made to the members of SSE Holdings pursuant to the Tax Receivable Agreement. No amounts were paid to the members during the thirteen weeks ended March 30, 2016. As of March 29, 2017, the total amount of TRA Payments due under the Tax Receivable Agreement, was $277,370, of which $3,110 was included in other current liabilities on the Condensed Consolidated Balance Sheet. See Note 13 for more information relating to our liabilities under the Tax Receivable Agreement.

Shake Shack Inc. Form 10-Q | 19

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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock for the thirteen weeks ended March 29, 2017 and March 30, 2016.

	Thirteen Weeks Ended
	March 29 2017	March 30 2016
Numerator:
Net income	$3,862	$3,351
Less: net income attributable to non-controlling interests	1,595	1,889
Net income attributable to Shake Shack Inc.	$2,267	$1,462
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	25,376	20,353
Effect of dilutive securities:
Stock options	552	459
Performance stock units	27	—
Weighted-average shares of Class A common stock outstanding—diluted	25,955	20,812

Earnings (loss) per share of Class A common stock—basic	$0.09	$0.07
Earnings (loss) per share of Class A common stock—diluted	$0.09	$0.07
Shares of our Class B common stock do not share in the earnings or losses of Shake Shack and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented. Shares of our Class B common stock are, however, considered potentially dilutive shares of Class A common stock. After evaluating the potential dilutive effect under the if-converted and two-class methods, the 10,929,592 shares of Class B common stock outstanding as of March 29, 2017 and the 14,582,886 share of Class B common stock outstanding as of March 30, 2016 were determined to be anti-dilutive and have therefore been excluded from the computations of diluted earnings per share of Class A common stock.

20 | Shake Shack Inc. Form 10-Q

NOTE 12: SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information for the thirteen weeks ended March 29, 2017 and March 30, 2016:

	Thirteen Weeks Ended
	March 29 2017	March 30 2016
Cash paid for:
Income taxes, net of refunds	$1,093	$475
Interest, net of amounts capitalized	19	15
Non-cash investing activities:
Accrued purchases of property and equipment	4,415	3,133
Capitalized landlord assets for leases where we are deemed the accounting owner	4,545	—
Capitalized equity-based compensation	40	30
Non-cash financing activities:
Class A common stock issued in connection with the redemption of LLC Interests	—	2
Cancellation of Class B common stock in connection with the redemption of LLC Interests	—	(2)
Establishment of liabilities under tax receivable agreement	6,357	34,920
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
As security under the terms of several of our leases, we are obligated under letters of credit totaling $160 as of March 29, 2017. The letters of credit expire on April 23, 2018 and February 28, 2026. In addition, in December 2013, we entered into an irrevocable standby letter of credit in conjunction with our home office lease in the amount of $80. The letter of credit expires in September 2017 and renews automatically for one-year periods through September 30, 2019.
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
Legal Contingencies
In November 2015, we participated in a voluntary mediation with counsel representing two former Shake Shack managers, who alleged that we improperly classified our restaurant managers as exempt from overtime protections. At the conclusion of the mediation, the parties mutually agreed to fully and finally resolve the matter by settling, rather than litigating. In connection with the settlement, the parties entered into a memorandum of understanding, pursuant to which we agreed to create a settlement fund in the amount of $750 and, in exchange for their participation in the settlement fund, all participating employees (current and former) will be required to release Shake Shack from all federal and/or state wage and hour claims that may exist through the settlement date. On March 11, 2016, as required by the memorandum of understanding, the parties entered into a settlement agreement in the amount of $750

Shake Shack Inc. Form 10-Q | 21

million. To facilitate the resolution of the matter, the parties coordinated the filing by the plaintiff's counsel of a Complaint on March 17, 2016 with the Supreme Court of the State of New York (the “Court”). On October 25, 2016, the Court granted preliminary approval of the settlement agreement. On December 13, 2016, all eligible class members were mailed the notice of settlement, and the deadline to opt-out or object was January 27, 2017. On March 7, 2017, the Court held a fairness hearing, at which time it determined that the settlement agreement was fair, adequate and equitable, and subsequently issued its order granting final approval of the settlement. As of March 29, 2017, an accrual in the amount of $770 was recorded for this matter and the related expenses. On May 1, 2017, we paid to the claims administrator $774 in full satisfaction of the amounts owed by us under the settlement agreement.
We are subject to various legal and regulatory proceedings, claims and liabilities, such as employment-related claims and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance. As of March 29, 2017, the amount of ultimate liability with respect to these matters was not material.
Liabilities under Tax Receivable Agreement
As described in Note 10, we are a party to the Tax Receivable Agreement under which we are contractually committed to pay certain of the members of SSE Holdings 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of certain transactions. We are not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated with the transactions that gave rise to the payments are realized. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. During the thirteen weeks ended March 29, 2017 and March 30, 2016, we recognized liabilities totaling $6,357 and $34,920, respectively, relating to our obligations under the Tax Receivable Agreement, after concluding that it was probable that we would have sufficient future taxable income to utilize the related tax benefits. As of March 29, 2017 and December 28, 2016, our total obligations under the Tax Receivable Agreement, including accrued interest, were $277,370 and $272,482, respectively. There were no transactions subject to the Tax Receivable Agreement for which we did not recognize the related liability, as we concluded that we would have sufficient future taxable income to utilize all of the related tax benefits.
NOTE 14: RELATED PARTY TRANSACTIONS

Union Square Hospitality Group
The Chairman of our Board of Directors serves as the Chief Executive Officer of Union Square Hospitality Group, LLC. As a result, Union Square Hospitality Group, LLC and its subsidiaries are considered related parties.
USHG, LLC
Effective January 2015, we entered into an Amended and Restated Management Services Agreement with USHG, LLC ("USHG"), in which USHG provides reduced management services to SSE Holdings comprised of executive leadership from members of its senior management, advisory and development services and limited leadership development and human resources services. The initial term of the Amended and Restated Management Services Agreement is through December 31, 2019, with renewal periods. Total amounts paid to USHG for general corporate expenses were $5 and $6 for the thirteen weeks ended March 29, 2017 and March 30, 2016, respectively. These amounts are included in general and administrative expenses on the Condensed Consolidated Statements of Income.
Total amounts payable to USHG as of March 29, 2017 and December 28, 2016 were $1. These amounts are included in other current liabilities on the Condensed Consolidated Balance Sheets. No amounts were due from USHG as of March 29, 2017 and December 28, 2016.
Hudson Yards Sports and Entertainment
In fiscal 2011, we entered into a Master License Agreement (as amended, "MLA") with Hudson Yards Sports and Entertainment LLC ("HYSE") to operate Shake Shack branded limited menu concession stands in sports and entertainment venues within the United States. The agreement expires on December 31, 2027 and includes five consecutive five-year renewal options at HYSE's option. As consideration for these rights, HYSE pays us a license fee based on a percentage of net food sales, as defined in the MLA. HYSE also pays us a percentage of profits on sales of branded beverages, as defined in the MLA. Amounts paid to us by HYSE in

22 | Shake Shack Inc. Form 10-Q

the thirteen weeks ended March 29, 2017 were $20. These amounts are included in licensing revenue on the Condensed Consolidated Statements of Income. No amounts were paid to us in the thirteen weeks ended March 30, 2016. Total amounts due from HYSE as of March 29, 2017 and December 28, 2016 were $24 and $11, which are included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.
Madison Square Park Conservancy
The Chairman of our Board of Directors serves as a director of the Madison Square Park Conservancy ("MSP Conservancy"), with which we have a license agreement and pay license fees to operate our Madison Square Park Shack. Amounts paid to Madison Square Park Conservancy as rent amounted to $199 and $195 for the thirteen weeks ended March 29, 2017 and March 30, 2016, respectively. These amounts are included in occupancy and related expenses on the Condensed Consolidated Statements of Income. No amounts were due to MSP Conservancy as of March 29, 2017. Total amounts due to MSP Conservancy as of December 28, 2016 were $1, which is included in accrued expenses on the Condensed Consolidated Balance Sheets.
Additionally, we received tenant improvement allowances from MSP Conservatory related to a reconstruction project which ended in 2015. Total amounts due from MSP Conservancy as of December 28, 2016 were $200, which are included in accounts receivable on the Condensed Consolidated Balance Sheets. Amounts paid to us during the thirteen weeks ended March 29, 2017 totaled $200 and no amounts were paid to us during the thirteen weeks ended March 30, 2016. As of March 29, 2017 no amounts were due from MSP Conservancy.
Share Our Strength
The Chairman of our Board of Directors serves as a director of Share Our Strength, for which Shake Shack holds the "Great American Shake Sale" every year during the month of May to raise money and awareness for childhood hunger. During the Great American Shake Sale, we encourage guests to donate money to Share Our Strength's No Kid Hungry campaign in exchange for a coupon for a free cake-themed shake. All of the guest donations we collect go directly to Share Our Strength. No amounts have been raised for the thirteen weeks ended March 29, 2017 and March 30, 2016.
Mobo Systems, Inc.
The Chairman of our Board of Directors serves as a director of Mobo Systems, Inc. (also known as "Olo"), a platform we use in connection with our mobile ordering application. Amounts paid to Olo during the thirteen weeks ended March 29, 2017 totaled $18, which are included in other operating expenses on the Condensed Consolidated Statements of Income. No amounts were paid to Olo for the thirteen weeks ended March 30, 2016. No amounts were payable to Olo as of March 29, 2017 and December 28, 2016.
Tax Receivable Agreement
As described in Note 10, we entered into a tax receivable agreement with certain members of SSE Holdings that provides for the payment by us of 85% of the amount of tax benefits, if any, that Shake Shack actually realizes or in some cases is deemed to realize as a result of certain transactions. During the thirteen weeks ended March 29, 2017, payments of $1,471, inclusive of interest, were made to the members of SSE Holdings pursuant to the Tax Receivable Agreement. No amounts were paid to the members during the thirteen weeks ended March 30, 2016. As of March 29, 2017 and December 28, 2016, total amounts due under the Tax Receivable Agreement were $277,370 and $272,482, respectively.
Distributions to Members of SSE Holdings
Under the terms of the SSE Holdings LLC Agreement, SSE Holdings is obligated to make tax distributions to its members. During the thirteen weeks ended March 29, 2017 distributions paid to non-controlling interest holders were $355. No tax distributions were paid to non-controlling interest holders during the thirteen weeks ended March 30, 2016. As of March 29, 2017 and December 28, 2016, tax distributions payable to non-controlling interest holders were $607.

Shake Shack Inc. Form 10-Q | 23

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
This section and other parts of this Quarterly Report on Form 10-Q ("Form 10-Q") contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), which are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact, such as our expected financial outlook for fiscal 2017 expected Shack openings, expected same-Shack sales growth and trends in our business. Forward-looking statements can also be identified by words such as "aim," "anticipate," "believe," "estimate," "expect," "forecast," "future," "intend," "outlook," "plan," "potential," "predict," "project," "seek," "may," "can," "will," "would," "could," "should," the negatives thereof and other similar expressions. All forward-looking statements are expressly qualified in their entirety by these cautionary statements, except that the safe harbor provisions of the PSLRA do not apply to any forward-looking statements relating to the operations of any of our partnerships or limited liability companies. Forward-looking statements are not guarantees of future performance and actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2016, as amended, ("2016 Form 10-K") and Part II, Item 1A of this Form 10-Q. The following discussion should be read in conjunction with our 2016 Form 10-K and the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years and the associated quarters, months and periods of those fiscal years. We undertake no obligation to revise or update any forward-looking statements for any reason, except as required by law.
OVERVIEW

Shake Shack is a modern day "roadside" burger stand serving a classic American menu of premium burgers, hot dogs, crinkle cut fries, shakes, frozen custard, beer and wine. As of March 29, 2017, there were 127 Shacks in operation, system-wide, of which 71 were domestic company-operated Shacks, seven were domestic licensed Shacks and 49 were international licensed Shacks.
Development Highlights
During the quarter, we opened seven domestic company-operated Shacks, including our first Shack in Detroit, Michigan, a third Shack in Connecticut and a fourth Shack in the California market in Century City. Additionally, we opened seven licensed Shacks, which included Shacks in London at Canary Wharf and Victoria Nova, as well as five additional Shacks in the Middle East.
Financial Highlights for the First Quarter 2017:

▪	Total revenue increased 41.7% to $76.7 million.

▪	Shack sales increased 42.2% to $74.2 million.

▪	Same-Shack sales decreased 2.5%.

▪	Operating income increased 19.4% to $5.6 million.

▪	Shack-level operating profit*, a non-GAAP measure, increased 26.9% to $18.7 million, or 25.2% of Shack sales.

▪	Net income increased 15.2% to $3.9 million and net income attributable to Shake Shack Inc. was $2.3 million, or $0.09 per diluted share.

▪	Adjusted EBITDA*, a non-GAAP measure, increased 28.9% to $12.2 million.

▪	Adjusted pro forma net income*, a non-GAAP measure, increased 30.9% to $3.7 million, or $0.10 per fully exchanged and diluted share.

▪	Thirteen net system-wide Shack openings, including seven domestic company-operated Shacks and six net licensed Shacks.

24 | Shake Shack Inc. Form 10-Q

* Shack-level operating profit, adjusted EBITDA and adjusted pro forma net income are non-GAAP measures. Reconciliations of Shack-level operating profit to operating income, adjusted EBITDA to net income, and adjusted pro forma net income to net income attributable to Shake Shack Inc., the most directly comparable financial measures presented in accordance with GAAP, are set forth in the schedules accompanying this release. See “Non-GAAP Financial Measures.”
We continued to execute on our growth strategies in 2017 and the first quarter of 2017 was positively impacted by the approximate 1.5% menu price increase implemented at the end of December 2016 and lower commodity prices, primarily in beef, offset by a decline in same-Shack sales of 2.5% and increased labor and related expenses resulting from increases in hourly wages that were implemented at the end of fiscal 2016 and investments in our management team to support future growth.
Net income attributable to Shake Shack Inc. was $2.3 million, or $0.09 per diluted share, for the first quarter of 2017, compared to $1.5 million, or $0.07 per diluted share, for the same period last year. On an adjusted pro forma basis, which excludes certain non-recurring items and assumes that all outstanding LLC Interests were exchanged for shares of Class A common stock as of the beginning of the period, we would have recognized net income of $3.7 million, or $0.10 per fully exchanged and diluted share, for the first quarter of 2017 compared to $2.8 million, or $0.08 per fully exchanged and diluted share for the the first quarter of 2016, an increase of 30.9%.
FISCAL 2017 OUTLOOK

For the fiscal year ending December 27, 2017, we revised our financial outlook to the following:

	Current Outlook	Previous Outlook
Total revenue	$351 to $355 million	$349 to $353 million
Same-Shack sales growth (%)(1)	0%	2% to 3% increase
Domestic company-operated Shack openings(2)	23 to 24	22 to 23
Licensed Shack openings	12, net	11, net
Shack-level operating profit margin	26.5% to 27.5%	26.5% to 27.5%
General and administrative expenses	$38 to $40 million	$38 to $40 million
Depreciation expense	$22 million	$22 million
Interest expense	$1.6 to $2.0 million	$1.6 million to $2.0 million
Adjusted pro forma effective tax rate (%)	40% to 41%	40% to 41%
(1) Includes approximately 1.5% to 2.0% of menu price increases taken at the end of December 2016.

(2)	The average annual sales volume for the domestic company-operated Shacks to be opened in fiscal 2017 is expected to be at least $3.3 million with Shack-level operating profit margins of at least 21%.

Shake Shack Inc. Form 10-Q | 25

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the thirteen weeks ended March 29, 2017 and March 30, 2016:

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 29, 2017		March 30, 2016
Shack sales	$74,155	96.6%	$52,153	96.3%
Licensing revenue	2,594	3.4%	2,012	3.7%
TOTAL REVENUE	76,749	100.0%	54,165	100.0%
Shack-level operating expenses(1):
Food and paper costs	21,174	28.6%	15,032	28.8%
Labor and related expenses	20,460	27.6%	13,162	25.2%
Other operating expenses	7,665	10.3%	4,919	9.4%
Occupancy and related expenses	6,176	8.3%	4,323	8.3%
General and administrative expenses	8,470	11.0%	6,884	12.7%
Depreciation expense	4,748	6.2%	3,106	5.7%
Pre-opening costs	2,415	3.1%	2,025	3.7%
Loss on disposal of property and equipment	13	—%	—	—%
TOTAL EXPENSES	71,121	92.7%	49,451	91.3%
OPERATING INCOME	5,628	7.3%	4,714	8.7%
Other income, net	195	0.3%	23	—%
Interest expense	(303)	(0.4)%	(87)	(0.2)%
INCOME BEFORE INCOME TAXES	5,520	7.2%	4,650	8.6%
Income tax expense	1,658	2.2%	1,299	2.4%
NET INCOME	3,862	5.0%	3,351	6.2%
Less: net loss attributable to non-controlling interests	1,595	2.1%	1,889	3.5%
NET INCOME ATTRIBUTABLE TO SHAKE SHACK INC.	$2,267	3.0%	$1,462	2.7%

(1)	As a percentage of Shack sales.
Shack Sales
Shack sales represent the aggregate sales of food, beverages and Shake Shack branded merchandise at our domestic company-operated Shacks. Shack sales in any period are directly influenced by the number of operating weeks in such period, the number of open Shacks and same-Shack sales. Same-Shack sales means, for any reporting period, sales for the comparable Shack base, which we define as the number of domestic company-operated Shacks open for 24 full fiscal months or longer. Effective March 29, 2017, we changed our methodology for calculating same-Shack sales whereby Shacks enter the comparable base at the beginning of their 25th full fiscal month, whereas previously they entered at the beginning of their 105th full fiscal week.
Shack sales were $74.2 million for the thirteen weeks ended March 29, 2017 compared to $52.2 million for the thirteen weeks ended March 30, 2016, an increase of $22.0 million or 42.2%. The growth in Shack sales was driven by the opening of 24 new domestic company-operated Shacks between March 30, 2016 and March 29, 2017. Same-Shack sales decreased $1.0 million, or 2.5%. The decrease in same-Shack sales is due to a decrease in guest traffic of 3.4% offset by a combined increase of 0.9% in price and sales mix. For purposes of calculating same-Shack sales growth, Shack sales for 32 Shacks were included in the comparable Shack base.
Licensing Revenue
Licensing revenue is comprised of license fees, opening fees for certain licensed Shacks and territory fees. License fees are calculated as a percentage of sales and territory fees are payments for the exclusive right to develop Shacks in a specific geographic area.

26 | Shake Shack Inc. Form 10-Q

Licensing revenue was $2.6 million for the thirteen weeks ended March 29, 2017 compared to $2.0 million for the thirteen weeks ended March 30, 2016, an increase of $0.6 million or 28.9%. This increase was primarily driven by a net increase of 15 Shacks opening between March 30, 2016 and March 29, 2017, offset by lower revenue from Shacks primarily located in the Middle East and the unfavorable impact of foreign exchange rate fluctuations.
Food and Paper Costs
Food and paper costs include the direct costs associated with food, beverage and packaging of our menu items. The components of food and paper costs are variable by nature, changing with sales volume, and are impacted by menu mix and fluctuations in commodity costs.
Food and paper costs were $21.2 million for the thirteen weeks ended March 29, 2017 compared to $15.0 million for the thirteen weeks ended March 30, 2016, an increase of $6.2 million or 40.9%, primarily due to the opening of 24 new domestic company-operated Shacks between March 30, 2016 and March 29, 2017. As a percentage of Shack sales, food and paper costs decreased to 28.6% for the thirteen weeks ended March 29, 2017 compared to 28.8% for the thirteen weeks ended March 30, 2016. This decrease was the result of the menu price increase we took at the end of prior year and lower commodity costs, primarily in beef, offset by non-recurring costs of the mobile app promotion.
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
Labor and related expenses were $20.5 million for the thirteen weeks ended March 29, 2017 compared to $13.2 million for the thirteen weeks ended March 30, 2016, an increase of $7.3 million or 55.4%. This increase was primarily due to the opening of 24 new domestic company-operated Shacks between March 30, 2016 and March 29, 2017. As a percentage of Shack sales, labor and related expenses increased to 27.6% for the thirteen weeks ended March 29, 2017 compared to 25.2% for the thirteen weeks ended March 30, 2016, primarily due to increases to hourly wages across the system in many of our markets, the strategic investment in our management teams to support future growth, deleverage from the negative same-Shack sales and the entry of more target-volume Shacks into the system.
Other Operating Expenses
Other operating expenses consist of Shack-level marketing expenses, utilities and other operating expenses incidental to operating our domestic company-operated Shacks, such as non-perishable supplies, credit card fees, property insurance and the cost of repairs and maintenance.
Other operating expenses were $7.7 million for the thirteen weeks ended March 29, 2017 compared to $4.9 million for the thirteen weeks ended March 30, 2016, an increase of $2.8 million or 55.8%, primarily due to the opening of 24 new domestic company-operated Shacks between March 30, 2016 and March 29, 2017. As a percentage of Shack sales, other operating expenses increased to 10.3% for the thirteen weeks ended March 29, 2017 compared to 9.4% for the thirteen weeks ended March 30, 2016. This increase was due to the impact of certain fixed operating expenses, deleverage from negative same-Shack sales and the introduction of more target-volume Shacks into the system.
Occupancy and Related Expenses
Occupancy and related expenses consist of Shack-level occupancy expenses (including rent, common area expenses and certain local taxes), excluding pre-opening costs, which are recorded separately.
Occupancy and related expenses were $6.2 million for the thirteen weeks ended March 29, 2017 compared to $4.3 million for the thirteen weeks ended March 30, 2016, an increase of $1.9 million or 42.9%, primarily due to the opening of 24 new domestic company-operated Shacks between March 30, 2016 and March 29, 2017. As a percentage of Shack sales, occupancy and related expenses remained constant at 8.3% for the thirteen weeks ended March 29, 2017 and March 30, 2016.

Shake Shack Inc. Form 10-Q | 27

General and Administrative Expenses
General and administrative expenses consist of costs associated with corporate and administrative functions that support Shack development and operations, as well as equity-based compensation expense.
General and administrative expenses were $8.5 million for the thirteen weeks ended March 29, 2017 compared to $6.9 million for the thirteen weeks ended March 30, 2016, an increase of $1.6 million or 23.0%. This was primarily due to higher payroll expense from increased headcount at our home office to support our accelerated growth plans. As a percentage of total revenue, general and administrative expenses decreased to 11.0% for the thirteen weeks ended March 29, 2017 from 12.7% for the thirteen weeks ended March 30, 2016, primarily due to increased levels of Shack sales.
Depreciation Expense
Depreciation expense consists of the depreciation of fixed assets, including leasehold improvements and equipment.
Depreciation expense was $4.7 million for the thirteen weeks ended March 29, 2017 compared to $3.1 million for the thirteen weeks ended March 30, 2016, an increase of $1.6 million or 52.9%. This increase was primarily due to incremental depreciation of capital expenditures related to the opening of 24 new domestic company-operated Shacks between March 30, 2016 and March 29, 2017. As a percentage of total revenue, depreciation expense increased to 6.2% for the thirteen weeks ended March 29, 2017 compared to 5.7% for the thirteen weeks ended March 30, 2016, primarily due to the deleverage from the negative same-Shack sales and the entry of more target volume Shacks into the system.
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
Pre-opening costs were $2.4 million for the thirteen weeks ended March 29, 2017 compared to $2.0 million for the thirteen weeks ended March 30, 2016. The increase of $0.4 million or 19.3% was due to the timing and total number of new domestic company-operated Shacks that opened during the quarter and are expected to open in the near term.
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
Other income, net was $0.2 million for the thirteen weeks ended March 29, 2017, which primarily consisted of dividend income related to the investments in marketable securities we acquired during fiscal 2016. Amounts for the thirteen weeks ended March 30, 2016 were not material.
Interest Expense
Interest expense primarily consists of amortization of deferred financing costs, imputed interest on deferred compensation, interest on the current portion of our liabilities under the Tax Receivable Agreement, imputed interest on our deemed landlord financing liability as well as interest and fees on our Revolving Credit Facility.
Interest expense was $0.3 million for the thirteen weeks ended March 29, 2017, which primarily consisted of imputed interest on our deemed landlord financing liabilities. Interest expense for the thirteen weeks ended March 30, 2016 was not material.

28 | Shake Shack Inc. Form 10-Q

Income Tax Expense
We are the sole managing member of SSE Holdings, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, SSE Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by SSE Holdings is passed through to and included in the taxable income or loss of its members, including us, on a pro rata basis. We are subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income or loss generated by SSE Holdings.
Income tax expense was $1.7 million for the thirteen weeks ended March 29, 2017 compared to $1.3 million for the thirteen weeks ended March 30, 2016. Our effective income tax rate increased to 30.0% for the thirteen weeks ended March 29, 2017 from 27.9% for the thirteen weeks ended March 30, 2016.
As our ownership interest in SSE Holdings increases, our share of the taxable income of SSE Holdings also increases. When compared to consolidated pre-tax income, this will result in increases to our effective income tax rate. Our weighted-average ownership interest in SSE Holdings increased to 69.6% for the thirteen weeks ended March 29, 2017 compared to 56.1% for the thirteen weeks ended March 30, 2016. This increase in ownership interest was the primary driver for the increase in our effective income tax rate for the thirteen week period.
Net Income Attributable to Non-Controlling Interests
We are the sole managing member of SSE Holdings and have the sole voting power in, and control the management of, SSE Holdings. Accordingly, we consolidate the financial results of SSE Holdings and reporting a non-controlling interest on our Condensed Consolidated Statements of Income, representing the portion of net income attributable to the other members of SSE Holdings. The Third Amended and Restated Limited Liability Company Agreement of SSE Holdings provides that holders of LLC Interests may, from time to time, require SSE Holdings to redeem all or a portion of their LLC Interests for newly-issued shares of Class A common stock on a one-for-one basis. In connection with any redemption or exchange, we will receive a corresponding number of LLC Interests, increasing our total ownership interest in SSE Holdings.
The weighted average ownership percentages for the applicable reporting periods are used to attribute net income and other comprehensive income to Shake Shack Inc. and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for the thirteen weeks ended March 29, 2017 and March 30, 2016 was 30.4% and 43.9%, respectively. The decrease in weighted average ownership was the primary driver for the decrease in net income attributable to non-controlling interests for the period.

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

30 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 29 2017	March 30 2016
Operating income	$5,628	$4,714
Less:
Licensing revenue	2,594	2,012
Add:
General and administrative expenses	8,470	6,884
Depreciation expense	4,748	3,106
Pre-opening costs	2,415	2,025
Loss on disposal of property and equipment	13	—
Shack-level operating profit	$18,680	$14,717

Total revenue	$76,749	$54,165
Less: licensing revenue	2,594	2,012
Shack sales	$74,155	$52,153

Shack-level operating profit margin	25.2%	28.2%

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

Shake Shack Inc. Form 10-Q | 31

	Thirteen Weeks Ended
(in thousands)	March 29 2017	March 30 2016(1)
Net income	$3,862	$3,351
Depreciation expense	4,748	3,106
Interest expense, net	283	64
Income tax expense	1,658	1,299
EBITDA	10,551	7,820

Equity-based compensation	1,249	1,030
Deferred rent	225	590
Loss on disposal of property and equipment	13	—
Executive transition costs	134	—
ADJUSTED EBITDA	$12,172	$9,440

(1)
The Company no longer excludes pre-opening costs from its computation of Adjusted EBITDA. Adjusted EBITDA for the fiscal quarter ended March 30, 2016 has been restated to conform to the current period computation methodology.

(2)	Represents costs incurred during the thirteen weeks ended March 29, 2017 relating to the Company's executive search.
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
Limitations of the Usefulness of These Measures
Adjusted pro forma net income and adjusted pro forma earnings per fully exchanged and diluted share are not necessarily comparable to similarly titled measures used by other companies due to different methods of calculation. Presentation of adjusted pro forma net income and adjusted pro forma earnings per fully exchanged and diluted share should not be considered alternatives to net income and earnings per share, as determined under GAAP. While these measures are useful in evaluating our performance, it does not account for the earnings attributable to the non-controlling interest holders and therefore does not provide a complete understanding of the net income attributable to Shake Shack Inc. Adjusted pro forma net income and adjusted pro forma earnings per fully exchanged and diluted share should be evaluated in conjunction with our GAAP financial results. A reconciliation of adjusted pro forma net income to net income attributable to Shake Shack Inc., the most directly comparable GAAP measure, and the computation of adjusted pro forma earnings per fully exchanged and diluted share are set forth below.

32 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended
(in thousands, except per share amounts)	March 29 2017	March 30 2016
Numerator:
Net income attributable to Shake Shack Inc.	$2,267	$1,462
Adjustments:
Reallocation of net income attributable to non-controlling interests from the assumed exchange of LLC Interests(1)	1,595	1,889
Executive transition costs(2)	134	—
Income tax expense(3)	(321)	(543)
Adjusted pro forma net income	$3,675	$2,808
Denominator:
Weighted-average shares of Class A common stock outstanding—diluted	25,955	20,812
Adjustments:
Assumed exchange of LLC Interests for shares of Class A common stock(1)	11,084	15,900
Adjusted pro forma fully exchanged weighted-average shares of Class A common stock outstanding—diluted	37,039	36,712
Adjusted pro forma earnings per fully exchanged share—diluted	$0.10	$0.08

(1)
Assumes the exchange of all outstanding LLC Interests for shares of Class A common stock, resulting in the elimination of the non-controlling interest and recognition of the net income attributable to non-controlling interests.

(2)	Represents costs incurred in connection with our executive search, including fees paid to an executive recruiting firm.

(3)
Represents the tax effect of the aforementioned adjustments and pro forma adjustments to reflect corporate income taxes at assumed effective tax rates of 35.0% and 39.6% for the thirteen weeks ended March 29, 2017 and March 30, 2016, respectively.

Shake Shack Inc. Form 10-Q | 33

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, short-term investments and availability under our Revolving Credit Facility. As of March 29, 2017, we maintained a cash and cash equivalents balance of $15.7 million, a short-term investments balance of $57.8 million and had $19.9 million of availability under our Revolving Credit Facility.
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
In addition, we are obligated to make payments to certain members of SSE Holdings under the Tax Receivable Agreement. As of March 29, 2017, such obligations totaled $277.4 million. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. Although the amount of any payments that must be made under the Tax Receivable Agreement may be significant, the timing of these payments will vary and will generally be limited to one payment per member per year. The amount of such payments are also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us or to SSE Holdings, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
We believe that cash provided by operating activities, cash on hand and availability under the Revolving Credit Facility will be sufficient to fund our operating lease obligations, capital expenditures and working capital needs for at least the next 12 months and the foreseeable future.
Summary of Cash Flows
The following table presents a summary of our cash flows from operating, investing and financing activities.

	Thirteen Weeks Ended
(in thousands)	March 29 2017	March 30 2016
Net cash provided by operating activities	$9,679	$8,478
Net cash used in investing activities	(8,302)	(14,128)
Net cash provided by financing activities	2,727	656
Increase (decrease) in cash	4,104	(4,994)
Cash at beginning of period	11,607	70,849
Cash at end of period	$15,711	$65,855
Operating Activities
For the thirteen weeks ended March 29, 2017 net cash provided by operating activities was $9.7 million compared to $8.5 million for the thirteen weeks ended March 30, 2016, an increase of $1.2 million. This increase was primarily driven by the opening of 24 new domestic company-operated Shacks.
Investing Activities
For the thirteen weeks ended March 29, 2017 net cash used in investing activities was $8.3 million compared to $14.1 million for the thirteen weeks ended March 30, 2016, a decrease of $5.8 million. This decrease was primarily due to proceeds from sales of marketable securities, which partially offset the capital expenditures for the period.

34 | Shake Shack Inc. Form 10-Q

Financing Activities
For the thirteen weeks ended March 29, 2017, net cash provided by financing activities was $2.7 million compared to $0.7 million for the thirteen weeks ended March 30, 2016, an increase of $2.0 million. This increase is primarily due to an increase of $3.7 million in proceeds from employee stock option exercises, offset by $1.5 million in payments made under the tax receivable agreement.
Revolving Credit Facility
We maintain a Revolving Credit Facility that provides for a revolving total commitment amount of $50.0 million, of which $20.0 million is available immediately. The Revolving Credit Facility will mature and all amounts outstanding will be due and payable in February 2020. The Revolving Credit Facility permits the issuance of letters of credit upon our request of up to $10.0 million. Borrowings under the Revolving Credit Facility bear interest at either: (i) LIBOR plus a percentage ranging from 2.3% to 3.3% or (ii) the prime rate plus a percentage ranging from 0.0% to 0.8%, depending on the type of borrowing made under the Revolving Credit Facility. As of March 29, 2017, there were no amounts outstanding under the Revolving Credit Facility. We had $19.9 million of availability, as of March 29, 2017, after giving effect to $0.1 million in outstanding letters of credit.
The Revolving Credit Facility is secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' wholly-owned domestic subsidiaries (with certain exceptions).
The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability to, subject to specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; pay dividends or make distributions; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the Revolving Credit Facility contains certain cross-default provisions. We are required to maintain a specified consolidated fixed-charge coverage ratio and a specified funded net debt to adjusted EBITDA ratio, both as defined under the Revolving Credit Facility. As of March 29, 2017, we were in compliance with all covenants.
CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2016, other than those made in the ordinary course of business.
OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes to our off-balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2016.

Shake Shack Inc. Form 10-Q | 35

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
Item 4. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer (in his capacity as principal executive officer and principal financial officer), we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of such date. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer, to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 29, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Shake Shack Inc. Form 10-Q | 37

Item 6. Exhibits.

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Shake Shack Inc., effective February 4, 2015	8-K	3.1	2/10/2015
3.2	Amended and Restated Bylaws of Shack Shake Inc., dated February 4, 2015	8-K	3.2	2/10/2015
4.1	Form of Class A Common Stock Certificate	S-1/A	4.1	1/28/2015
10.1	Employment Agreement, dated April 28, 2017, but effective as of a date to be agreed upon by the parties, no later than July 31, 2017, by and among Tara Comonte, Shake Shack Inc. and SSE Holdings, LLC	8-K	10.1	5/1/2017
31	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				#
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*

#	Furnished herewith.

38 | Shake Shack Inc. Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shake Shack Inc.
(Registrant)

Date: May 5, 2017	By:	/s/ Randy Garutti
Randy Garutti
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Duly Authorized Officer)

Shake Shack Inc. Form 10-Q | 39