Form 10-Q
period 2017-06-28
Shake Shack Inc.
filed 2017-08-04
CIK 1620533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of July 26, 2017, there were 25,981,176 shares of Class A common stock outstanding and 10,729,992 shares of Class B common stock outstanding.

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
While we believe that our assumptions are reasonable, it is very difficult to predict the impact of known factors, and it is impossible to anticipate all factors that could affect our actual results. All forward-looking statements are expressly qualified in their entirety by these cautionary statements, except that the safe harbor provisions of the PSLRA do not apply to any forward-looking statements relating to the operations of any of our partnerships or limited liability companies. You should evaluate all forward-looking statements made in this Form 10-Q in the context of the risks and uncertainties disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2016, as amended, and subsequent Quarterly Reports on Form 10-Q filed with the U.S. Securities and Exchange Commission (the "SEC") under the heading "Risk Factors."
The forward-looking statements included in this Form 10-Q are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Shake Shack Inc. Form 10-Q | 1

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).

2 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	June 28 2017	December 28 2016
ASSETS
Current assets:
Cash and cash equivalents	$22,436	$11,607
Marketable securities	63,106	62,040
Accounts receivable	5,078	6,006
Inventories	968	806
Prepaid expenses and other current assets	1,591	3,485
Total current assets	93,179	83,944
Property and equipment, net	160,383	136,264
Deferred income taxes, net	320,015	313,207
Other assets	4,679	4,779
TOTAL ASSETS	$578,256	$538,194
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,482	$6,921
Accrued expenses	8,615	8,538
Accrued wages and related liabilities	4,758	6,084
Other current liabilities	10,252	10,173
Total current liabilities	33,107	31,716
Deemed landlord financing	11,166	2,007
Deferred rent	33,524	31,107
Liabilities under tax receivable agreement, net of current portion	277,316	267,902
Other long-term liabilities	2,145	4,109
Total liabilities	357,258	336,841
Commitments and contingencies
Stockholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of June 28, 2017 and December 28, 2016.	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 25,939,866 and 25,151,384 shares issued and outstanding as of June 28, 2017 and December 28, 2016, respectively.	26	25
Class B common stock, $0.001 par value—35,000,000 shares authorized; 10,770,992 and 11,253,592 shares issued and outstanding as of June 28, 2017 and December 28, 2016, respectively.	11	11
Additional paid-in capital	145,102	135,448
Retained earnings	23,865	16,719
Accumulated other comprehensive loss	(17)	(15)
Total stockholders' equity attributable to Shake Shack Inc.	168,987	152,188
Non-controlling interests	52,011	49,165
Total equity	220,998	201,353
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$578,256	$538,194
See accompanying Notes to Condensed Consolidated Financial Statements.

Shake Shack Inc. Form 10-Q | 3

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28 2017	June 29 2016	June 28 2017	June 29 2016
Shack sales	$88,003	$64,406	$162,158	$116,559
Licensing revenue	3,313	2,066	5,907	4,078
TOTAL REVENUE	91,316	66,472	168,065	120,637
Shack-level operating expenses:
Food and paper costs	24,712	18,104	45,886	33,136
Labor and related expenses	22,426	15,262	42,886	28,424
Other operating expenses	8,486	5,979	16,151	10,898
Occupancy and related expenses	7,043	5,209	13,219	9,532
General and administrative expenses	9,678	7,496	18,148	14,380
Depreciation expense	5,258	3,404	10,006	6,510
Pre-opening costs	1,876	2,085	4,291	4,110
Loss on disposal of property and equipment	100	—	113	—
TOTAL EXPENSES	79,579	57,539	150,700	106,990
OPERATING INCOME	11,737	8,933	17,365	13,647
Other income, net	198	23	393	46
Interest expense	(366)	(91)	(669)	(178)
INCOME BEFORE INCOME TAXES	11,569	8,865	17,089	13,515
Income tax expense	3,385	2,316	5,043	3,615
NET INCOME	8,184	6,549	12,046	9,900
Less: net income attributable to non-controlling interests	3,305	3,251	4,900	5,140
NET INCOME ATTRIBUTABLE TO SHAKE SHACK INC.	$4,879	$3,298	$7,146	$4,760
Earnings per share of Class A common stock:
Basic	$0.19	$0.15	$0.28	$0.22
Diluted	$0.19	$0.14	$0.27	$0.22
Weighted-average shares of Class A common stock outstanding:
Basic	25,798	22,553	25,587	21,453
Diluted	26,312	23,050	26,133	21,931
See accompanying Notes to Condensed Consolidated Financial Statements.

4 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28 2017	June 29 2016	June 28 2017	June 29 2016
Net income	$8,184	$6,549	$12,046	$9,900
Other comprehensive income (loss), net of tax:
Available-for-sale securities(1):
Change in net unrealized holding losses	(8)	(6)	(17)	(8)
Less: reclassification adjustments for net realized losses included in net income	11	—	14	—
Net change	3	(6)	(3)	(8)
OTHER COMPREHENSIVE INCOME (LOSS)	3	(6)	(3)	(8)
COMPREHENSIVE INCOME	8,187	6,543	12,043	9,892
Less: comprehensive income attributable to non-controlling interest	3,306	3,249	4,899	5,137
COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAKE SHACK INC.	$4,881	$3,294	$7,144	$4,755
(1) Net of tax benefit of $0 for the thirteen and twenty-six weeks ended June 28, 2017 and June 29, 2016.
See accompanying Notes to Condensed Consolidated Financial Statements.

Shake Shack Inc. Form 10-Q | 5

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 28, 2016	25,151,384	$25	11,253,592	$11	$135,448	$16,719	$(15)	$49,165	$201,353
Net income						7,146		4,900	12,046
Other comprehensive loss:
Net unrealized losses related to available-for-sale securities							(2)	(1)	(3)
Equity-based compensation					2,612				2,612
Activity under stock compensation plans	305,882	1			3,502			2,368	5,871
Redemption of LLC Interests	482,600	—	(482,600)	—	2,042			(2,042)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					1,498				1,498
Distributions paid to non-controlling interest holders								(2,379)	(2,379)
BALANCE, JUNE 28, 2017	25,939,866	$26	10,770,992	$11	$145,102	$23,865	$(17)	$52,011	$220,998
See accompanying Notes to Condensed Consolidated Financial Statements.

6 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Twenty-Six Weeks Ended
	June 28 2017	June 29 2016
OPERATING ACTIVITIES
Net income (including amounts attributable to non-controlling interests)	$12,046	$9,900
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	10,006	6,510
Equity-based compensation	2,534	2,240
Deferred income taxes	2,561	(21)
Non-cash interest expense	154	141
Excess tax benefits on equity-based compensation	—	(35)
Loss on sale of marketable securities	15	—
Loss on disposal of property and equipment	113	—
Changes in operating assets and liabilities:
Accounts receivable	3,964	1,740
Inventories	(162)	(92)
Prepaid expenses and other current assets	2,310	169
Other assets	(633)	(492)
Accounts payable	1,024	347
Accrued expenses	1,324	2,497
Accrued wages and related liabilities	(1,326)	(1,403)
Other current liabilities	(1,390)	409
Deferred rent	603	2,768
Other long-term liabilities	587	(242)
NET CASH PROVIDED BY OPERATING ACTIVITIES	33,730	24,436
INVESTING ACTIVITIES
Purchases of property and equipment	(24,986)	(26,548)
Purchases of marketable securities	(5,993)	(378)
Sales of marketable securities	5,628	322
NET CASH USED IN INVESTING ACTIVITIES	(25,351)	(26,604)
FINANCING ACTIVITIES
Payments on promissory note	—	(313)
Proceeds from deemed landlord financing	530	—
Payments on deemed landlord financing	(101)	—
Distributions paid to non-controlling interest holders	(2,379)	(1,602)
Payments under tax receivable agreement	(1,471)	—
Proceeds from stock option exercises	6,187	1,570
Employee withholding taxes related to net settled equity awards	(316)	—
Excess tax benefits from equity-based compensation	—	35
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,450	(310)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,829	(2,478)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,607	70,849
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,436	$68,371
See accompanying Notes to Condensed Consolidated Financial Statements.

Shake Shack Inc. Form 10-Q | 7

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

8 | Shake Shack Inc. Form 10-Q

NOTE 1: NATURE OF OPERATIONS

Shake Shack Inc. ("we," "us," "our," "Shake Shack" and the "Company") was formed on September 23, 2014 as a Delaware corporation for the purpose of facilitating an initial public offering and other related transactions in order to carry on the business of SSE Holdings, LLC and its subsidiaries ("SSE Holdings"). On February 4, 2015, we completed an initial public offering ("IPO") of 5,750,000 shares of our Class A common stock at a public offering price of $21.00 per share. We used the net proceeds from the IPO to purchase newly-issued membership interests from SSE Holdings ("LLC Interests"). Following the organizational transactions completed in connection with the IPO, we became the sole managing member of SSE Holdings. As sole managing member, we operate and control all of the business and affairs of SSE Holdings and, as a result, consolidate the financial results of SSE Holdings. We report a non-controlling interest representing the economic interest in SSE Holdings held by the other members of SSE Holdings. As of June 28, 2017 we owned 70.7% of SSE Holdings. Unless the context otherwise requires, "we," "us," "our," "Shake Shack," the "Company" and other similar references, refer to Shake Shack Inc. and, unless otherwise stated, all of its subsidiaries, including SSE Holdings.
We operate and license Shake Shack restaurants ("Shacks"), which serve hamburgers, chicken sandwiches, hot dogs, crinkle-cut fries, shakes, frozen custard, beer, wine and more. As of June 28, 2017, there were 134 Shacks in operation, system-wide, of which 75 were domestic company-operated Shacks, nine were domestic licensed Shacks and 50 were international licensed Shacks.
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Shake Shack Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and on a basis consistent in all material respects with the accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 28, 2016, as amended ("2016 Form 10-K"). In our opinion, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of our financial position and results of operation have been included. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.
The accompanying Condensed Consolidated Balance Sheet as of December 28, 2016 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our 2016 Form 10-K.
SSE Holdings is considered a VIE. Shake Shack Inc. is the primary beneficiary as we have the majority economic interest in SSE Holdings and, as the sole managing member, have decision making authority that significantly affects the economic performance of the entity, while the limited partners have no substantive kick-out or participating rights. As a result, we consolidate SSE Holdings. The assets and liabilities of SSE Holdings represent substantially all of our consolidated assets and liabilities with the exception of certain deferred taxes and liabilities under the Tax Receivable Agreement. As of June 28, 2017 and December 28, 2016, the net assets of SSE Holdings were $177,437 and $158,845, respectively. The assets of SSE Holdings are subject to certain restrictions in SSE Holdings' revolving credit agreements. See Note 7 for more information.

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
December 29, 2016
Simplifying the Measurement of Inventory (ASU 2015-11)
This standard applies to inventory measured using methods other than last-in, first-out (LIFO) or the retail method, and requires entities to measure such inventory at the lower of cost or net realizable value. It was applied prospectively.
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

We are currently in the process of evaluating the impact this standard is expected to have on our consolidated financial statements. It is still too early in our process to determine the magnitude of the potential impact. However, based on our preliminary assessment, we believe that further evaluation of the fixed fees associated with our licensing agreements (such as the initial territory fees) may reveal differences in the timing of revenue recognition from current policy, but that it is likely that recognition of sales-based royalties will not significantly change. In addition to further evaluating each of our licensing agreements, we are in the process of assessing whether any sales promotions or discounts we currently offer related to our Shack sales could be considered separate performance obligations. As we continue our evaluation, we will further clarify the expected impact of the adoption of the standard.

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

Shake Shack Inc. Form 10-Q | 11

NOTE 3: FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis as of June 28, 2017 and December 28, 2016, and indicate the classification within the fair value hierarchy.
Cash, Cash Equivalents and Marketable Securities
The following tables summarize our cash, cash equivalents and marketable securities by significant investment categories as of June 28, 2017 and December 28, 2016:

	June 28, 2017
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$17,417	$—	$—	$17,417	$17,417	$—
Level 1:
Money market funds	5,019	—	—	5,019	5,019	—
Mutual funds	60,566	—	—	60,566	—	60,566
Level 2:
Corporate debt securities(1)	2,570	2	(32)	2,540	—	2,540
Total	$85,572	$2	$(32)	$85,542	$22,436	$63,106

	December 28, 2016
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$6,322	$—	$—	$6,322	$6,322	$—
Level 1:
Money market funds	5,285	—	—	5,285	5,285	—
Mutual funds	60,232	—	—	60,232	—	60,232
Level 2:
Corporate debt securities(1)	2,473	3	(30)	2,446	—	2,446
Total	$74,312	$3	$(30)	$74,285	$11,607	$62,678

(1)
Corporate debt securities were measured at fair value using a market approach utilizing observable prices for identical securities or securities with similar characteristics and inputs that are observable or can be corroborated by observable market data.

Net unrealized losses on available-for-sale securities totaling $30 and $27 were included in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheet as of June 28, 2017 and December 28, 2016, respectively.

12 | Shake Shack Inc. Form 10-Q

The following tables summarize the gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 28, 2017 and December 28, 2016, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	June 28, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Money market funds	$—	$—	$—	$—	$—	$—
Mutual funds	—	—	—	—	—	—
Corporate debt securities	1,445	(8)	455	(24)	1,900	(32)
Total	$1,445	$(8)	$455	$(24)	$1,900	$(32)

	December 28, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Money market funds	$—	$—	$—	$—	$—	$—
Mutual funds	—	—	—	—	—	—
Corporate debt securities	1,244	(10)	540	(20)	1,784	(30)
Total	$1,244	$(10)	$540	$(20)	$1,784	$(30)
A summary of other income from available-for-sale securities recognized during the thirteen and twenty-six weeks ended June 28, 2017 and June 29, 2016 is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28 2017	June 29 2016	June 28 2017	June 29 2016
Available-for-sale securities:
Dividend income	$191	$—	$369	$—
Interest income	19	23	39	46
Loss on investments	(12)	—	(15)	—
Total other income, net	$198	$23	$393	$46
A summary of available-for-sale securities sold and gross realized gains and losses recognized during the thirteen and twenty-six weeks ended June 28, 2017 and June 29, 2016 is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28 2017	June 29 2016	June 28 2017	June 29 2016
Available-for-sale securities:
Gross proceeds from sales and redemptions	$473	$322	$628	$322
Cost basis of sales and redemptions	484	322	642	322
Gross realized gains included in net income	—	1	—	1
Gross realized losses included in net income	(12)	(1)	(15)	(1)
Amounts reclassified out of accumulated other comprehensive loss	11	—	14	—

Shake Shack Inc. Form 10-Q | 13

Realized gains and losses are determined on a specific identification method and are included in other income, net on the Condensed Consolidated Statements of Income.
The estimated fair value of our investments in corporate debt securities that are accounted for as available-for-sale securities are all due within one year and are included within marketable securities on the Condensed Consolidated Balance Sheets.
We periodically review our marketable securities for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For our debt securities, we also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. As of June 28, 2017 and December 28, 2016, the declines in the market value of our marketable securities investment portfolio were considered to be temporary in nature.
Other Financial Instruments
The carrying value of our other financial instruments, including accounts receivable, accounts payable, and accrued expenses as of June 28, 2017 and December 28, 2016 approximated their fair value due to the short-term nature of these financial instruments.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets and liabilities that are measured at fair value on a non-recurring basis include our long-lived assets and indefinite-lived intangible assets. There were no impairments recognized during the thirteen and twenty-six weeks ended June 28, 2017 and June 29, 2016.
NOTE 4: INVENTORIES

Inventories as of June 28, 2017 and December 28, 2016 consisted of the following:

	June 28 2017	December 28 2016
Food	$578	$543
Wine	56	47
Beer	71	58
Beverages	93	79
Retail merchandise	170	79
Inventories	$968	$806

14 | Shake Shack Inc. Form 10-Q

NOTE 5: PROPERTY AND EQUIPMENT

Property and equipment as of June 28, 2017 and December 28, 2016 consisted of the following:

	June 28 2017	December 28 2016
Leasehold improvements	$139,252	$120,629
Landlord funded assets	4,644	—
Equipment	27,069	23,194
Furniture and fixtures	8,535	7,342
Computer equipment and software	10,057	8,710
Construction in progress (includes assets under construction from deemed landlord financing)	18,067	13,510
Property and equipment, gross	207,624	173,385
Less: accumulated depreciation	47,241	37,121
Property and equipment, net	$160,383	$136,264
NOTE 6: SUPPLEMENTAL BALANCE SHEET INFORMATION

The components of other current liabilities as of June 28, 2017 and December 28, 2016 are as follows:

	June 28 2017	December 28 2016
Sales tax payable	$1,601	$1,324
Current portion of liabilities under tax receivable agreement	3,110	4,580
Gift card liability	1,105	1,153
Deferred compensation	2,455	—
Other	1,981	3,116
Other current liabilities	$10,252	$10,173
NOTE 7: DEBT

In January 2015, we executed a Third Amended and Restated Credit Agreement, which became effective on February 4, 2015 (together with the prior agreements and amendments, and as further amended, the "Revolving Credit Facility"), which provides for a revolving total commitment amount of $50,000, of which $20,000 is available immediately. The Revolving Credit Facility will mature and all amounts outstanding will be due and payable five years from the effective date. The Revolving Credit Facility permits the issuance of letters of credit upon our request of up to $10,000. Borrowings under the Revolving Credit Facility bear interest at either: (i) LIBOR plus a percentage ranging from 2.3% to 3.3% or (ii) the prime rate plus a percentage ranging from 0.0% to 0.8%, depending on the type of borrowing made under the Revolving Credit Facility. As of June 28, 2017 and December 28, 2016, there were no amounts outstanding under the Revolving Credit Facility. As of June 28, 2017, we had $19,920 of availability under the Revolving Credit Facility, after giving effect to $80 in outstanding letters of credit.
The Revolving Credit Facility is secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' wholly-owned domestic subsidiaries (with certain exceptions).

Shake Shack Inc. Form 10-Q | 15

The Revolving Credit Facility contains a number of covenants that, among other things, limit our ability to, subject to specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; pay dividends or make distributions; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the Revolving Credit Facility contains certain cross-default provisions. We are required to maintain a specified consolidated fixed-charge coverage ratio and a specified funded net debt to adjusted EBITDA ratio, both as defined under the Revolving Credit Facility. As of June 28, 2017, we were in compliance with all covenants.
As of June 28, 2017 and December 28, 2016 we had deemed landlord financing liabilities of $11,166 and $2,007, respectively, for certain leases where we are involved in the construction of leased assets and are considered the accounting owner of the construction project.
Total interest costs incurred were $409 and $733 for the thirteen and twenty-six weeks ended June 28, 2017, respectively, and $91 and $178 for the thirteen and twenty-six weeks ended June 29, 2016, respectively. Total amounts capitalized into property and equipment were $43 and $64 for the thirteen and twenty-six weeks ended June 28, 2017, respectively. No amounts were capitalized for the thirteen and twenty-six weeks ended June 29, 2016.
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
The following table summarizes the ownership interest in SSE Holdings as of June 28, 2017 and December 28, 2016.

	June 28, 2017		December 28, 2016
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Shake Shack Inc.	25,939,866	70.7%	25,151,384	69.1%
Number of LLC Interests held by non-controlling interest holders	10,770,992	29.3%	11,253,592	30.9%
Total LLC Interests outstanding	36,710,858	100.0%	36,404,976	100.0%
The weighted average ownership percentages for the applicable reporting periods are used to attribute net income and other comprehensive income (loss) to Shake Shack Inc. and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for the thirteen and twenty-six weeks ended June 28, 2017 was 29.6% and 30.0%, respectively. The non-controlling interest holders' weighted average ownership percentage for the thirteen and twenty-six weeks ended June 29, 2016 was 37.9% and 40.9%, respectively.

16 | Shake Shack Inc. Form 10-Q

The following table summarizes the effects of changes in ownership of SSE Holdings on our equity during the thirteen and twenty-six weeks ended June 28, 2017 and June 29, 2016.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28 2017	June 29 2016	June 28 2017	June 29 2016
Net income attributable to Shake Shack Inc.	$4,879	$3,298	$7,146	$4,760
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities	2	(4)	(2)	(5)
Transfers (to) from non-controlling interests:
Increase in additional paid-in capital as a result of the redemption of LLC Interests	720	5,736	2,042	10,378
Increase in additional paid-in capital as a result of activity under stock compensation plans	632	161	3,502	404
Total effect of changes in ownership interest on equity attributable to Shake Shack Inc.	$6,233	$9,191	$12,688	$15,537
During the twenty-six weeks ended June 28, 2017 and June 29, 2016, an aggregate of 482,600 and 3,477,145 LLC Interests, respectively, were redeemed by non-controlling interest holders for newly-issued shares of Class A common stock, and we received 482,600 and 3,477,145 LLC Interests in connection with these redemptions for the twenty-six weeks ended June 28, 2017 and June 29, 2016, respectively, increasing our total ownership interest in SSE Holdings.
During the twenty-six weeks ended June 28, 2017 and June 29, 2016, we received an aggregate of 305,882 and 77,935 LLC Interests, respectively, in connection with the activity under our stock compensation plan.
NOTE 9: EQUITY-BASED COMPENSATION

A summary of equity-based compensation expense recognized during the thirteen and twenty-six weeks ended June 28, 2017 and June 29, 2016 is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28 2017	June 29 2016	June 28 2017	June 29 2016
Stock options	$863	$1,053	$1,827	$2,083
Performance stock units	399	157	684	157
Restricted stock units	23	—	23	—
Equity-based compensation expense	$1,285	$1,210	$2,534	$2,240
Total income tax benefit recognized related to equity-based compensation	$44	$33	$95	$64
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
Income Tax Expense
A reconciliation of income tax expense computed at the U.S. federal statutory income tax rate to the recognized income tax expense is as follows:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	June 28 2017		June 29 2016		June 28 2017		June 29 2016
Expected U.S. federal income taxes at statutory rate	$4,050	35.0%	$3,014	34.0%	$5,982	35.0%	$4,595	34.0%
State and local income taxes, net of federal benefit	659	5.7%	472	5.3%	1,008	5.9%	744	5.5%
Foreign withholding taxes	227	2.0%	117	1.3%	413	2.4%	357	2.6%
Tax credits	(248)	(2.1)%	(87)	(1.0)%	(378)	(2.2)%	(126)	(0.9)%
Non-controlling interest	(1,303)	(11.3)%	(1,200)	(13.5)%	(1,982)	(11.6)%	(1,955)	(14.5)%
Income tax expense	$3,385	29.3%	$2,316	26.1%	$5,043	29.5%	$3,615	26.7%

Our effective income tax rates for the thirteen weeks ended June 28, 2017 and June 29, 2016 were 29.3% and 26.1%, respectively. The increase in our effective income tax rate for the period is primarily due to an increase in our ownership interest in SSE Holdings. As our ownership interest in SSE Holdings increases, our share of the taxable income of SSE Holdings also increases. Our weighted-average ownership interest in SSE Holdings was 70.4% and 62.1% for the thirteen weeks ended June 28, 2017 and June 29, 2016, respectively. The impact to the effective income tax rate related to the increase in ownership was partially offset by higher tax credits.
Our effective income tax rates for the twenty-six weeks ended June 28, 2017 and June 29, 2016 were 29.5% and 26.7%, respectively. The increase in our effective income tax rate for the period is primarily due to an increase in our ownership interest in SSE Holdings. As our ownership interest in SSE Holdings increases, our share of the taxable income of SSE Holdings also increases. Our weighted-average ownership interest in SSE Holdings was 70.0% and 59.1% for the twenty-six weeks ended June 28, 2017 and June 29, 2016, respectively. The impact to the effective income tax rate related to the increase in ownership was partially offset by higher tax credits.
Deferred Tax Assets and Liabilities
During the twenty-six weeks ended June 28, 2017, we acquired an aggregate of 788,482 LLC Interests in connection with the redemption of LLC Interests and activity relating to our stock compensation plan. We recognized a deferred tax asset in the amount of $7,876 associated with the basis difference in our investment in SSE Holdings upon acquisition of these LLC Interests. As of June 28, 2017, the total deferred tax asset related to the basis difference in our investment in SSE Holdings was $215,457. However, a portion of the total basis difference will only reverse upon the eventual sale of our interest in SSE Holdings, which we expect would result in a capital loss. As of June 28, 2017, the total valuation allowance established against the deferred tax asset to which this portion relates was $16,334.
During the twenty-six weeks ended June 28, 2017, we also recognized $3,801 of deferred tax assets related to additional tax basis increases generated from expected future payments under the Tax Receivable Agreement and related deductions for imputed interest on such payments. See "—Tax Receivable Agreement" for more information.

18 | Shake Shack Inc. Form 10-Q

We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of June 28, 2017, we concluded, based on the weight of all available positive and negative evidence, that all of our deferred tax assets (except for those deferred tax assets described above relating to basis differences that are expected to result in a capital loss upon the eventual sale of our interest in SSE Holdings) are more likely than not to be realized. As such, no additional valuation allowance was recognized.
Uncertain Tax Positions
No uncertain tax positions existed as of June 28, 2017. Shake Shack Inc. was formed in September 2014 and did not engage in any operations prior to the IPO and related organizational transactions. Shake Shack Inc. first filed tax returns for tax year 2014, which is the first tax year subject to examination by taxing authorities for U.S. federal and state income tax purposes. Additionally, although SSE Holdings is treated as a partnership for U.S. federal and state income taxes purposes, it is still required to file an annual U.S. Return of Partnership Income, which is subject to examination by the Internal Revenue Service ("IRS"). The statute of limitations has expired for tax years through 2012 for SSE Holdings.
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
On February 4, 2015, we entered into a tax receivable agreement with certain of the then-existing members of SSE Holdings (the "Tax Receivable Agreement") that provides for the payment by us of 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of (i) increases in our share of the tax basis in the net assets of SSE Holdings resulting from any redemptions or exchanges of LLC Interests, (ii) tax basis increases attributable to payments made under the Tax Receivable Agreement, and (iii) deductions attributable to imputed interest pursuant to the Tax Receivable Agreement (the "TRA Payments"). We expect to benefit from the remaining 15% of any tax benefits that we may actually realize. The TRA Payments are not conditioned upon any continued ownership interest in SSE Holdings or us. The rights of each member of SSE Holdings, that is a party to the Tax Receivable Agreement, are assignable to transferees of their respective LLC Interests.
During the twenty-six weeks ended June 28, 2017, we acquired an aggregate of 482,600 LLC Interests in connection with the redemption of LLC Interests, which resulted in an increase in the tax basis of our investment in SSE Holdings subject to the provisions of the Tax Receivable Agreement. We recognized an additional liability in the amount of $9,413 for the TRA Payments due to the redeeming members, representing 85% of the aggregate tax benefits we expect to realize from the tax basis increases related to the redemption of LLC Interests, after concluding it was probable that such TRA Payments would be paid based on our estimates of future taxable income. During the twenty-six weeks ended June 28, 2017, payments of $1,471, inclusive of interest, were made to the members of SSE Holdings pursuant to the Tax Receivable Agreement. No amounts were paid to the members during the twenty-six weeks ended June 29, 2016. As of June 28, 2017, the total amount of TRA Payments due under the Tax Receivable Agreement, was $280,426, of which $3,110 was included in other current liabilities on the Condensed Consolidated Balance Sheet. See Note 13 for more information relating to our liabilities under the Tax Receivable Agreement.

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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock for the thirteen and twenty-six weeks ended June 28, 2017 and June 29, 2016.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28 2017	June 29 2016	June 28 2017	June 29 2016
Numerator:
Net income	$8,184	$6,549	$12,046	$9,900
Less: net income attributable to non-controlling interests	3,305	3,251	4,900	5,140
Net income attributable to Shake Shack Inc.	$4,879	$3,298	$7,146	$4,760
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	25,798	22,553	25,587	21,453
Effect of dilutive securities:
Stock options	494	497	523	478
Performance stock units	20	—	23	—
Weighted-average shares of Class A common stock outstanding—diluted	26,312	23,050	26,133	21,931

Earnings per share of Class A common stock—basic	$0.19	$0.15	$0.28	$0.22
Earnings per share of Class A common stock—diluted	$0.19	$0.14	$0.27	$0.22
Shares of our Class B common stock do not share in the earnings or losses of Shake Shack and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

20 | Shake Shack Inc. Form 10-Q

The following table presents potentially dilutive securities excluded from the computations of diluted earnings per share of Class A common stock for the thirteen and twenty-six weeks ended June 28, 2017 and June 29, 2016.

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	June 28 2017		June 29 2016		June 28 2017		June 29 2016
Stock options	6,258	(1)	—		6,258	(1)	—
Performance stock units	84,755	(2)	63,200	(2)	84,755	(2)	63,200	(2)
Shares of Class B common stock	10,770,992	(3)	12,983,596	(3)	10,770,992	(3)	12,983,596	(3)

(1)
Excluded from the computation of diluted earnings per share of Class A common stock because the exercise price of the stock options exceeded the average market price of our Class A common stock during the period ("out-of-the-money").

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

NOTE 12: SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information for the twenty-six weeks ended June 28, 2017 and June 29, 2016:

	Twenty-Six Weeks Ended
	June 28 2017	June 29 2016
Cash paid for:
Income taxes, net of refunds	$1,595	$1,325
Interest, net of amounts capitalized	357	28
Non-cash investing activities:
Accrued purchases of property and equipment	7,690	3,059
Capitalized landlord assets for leases where we are deemed the accounting owner	7,634	—
Accrued purchases of marketable securities	80	—
Capitalized equity-based compensation	78	62
Non-cash financing activities:
Class A common stock issued in connection with the redemption of LLC Interests	—	3
Cancellation of Class B common stock in connection with the redemption of LLC Interests	—	(3)
Establishment of liabilities under tax receivable agreement	9,413	65,356
Accrued distributions payable to non-controlling interest holders	—	607

Shake Shack Inc. Form 10-Q | 21

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
As security under the terms of several of our leases, we are obligated under letters of credit totaling $160 as of June 28, 2017. The letters of credit expire in April 2018 and February 2026. In addition, in December 2013, we entered into an irrevocable standby letter of credit in conjunction with our home office lease in the amount of $80. The letter of credit expires in September 2017 and renews automatically for one-year periods through September 2019.
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
Legal Contingencies
In November 2015, we participated in a voluntary mediation with counsel representing two former Shake Shack managers, who alleged that we improperly classified our restaurant managers as exempt from overtime protections. At the conclusion of the mediation, the parties mutually agreed to fully and finally resolve the matter by settling, rather than litigating. In connection with the settlement, the parties entered into a memorandum of understanding, pursuant to which we agreed to create a settlement fund in the amount of $750 and, in exchange for their participation in the settlement fund, all participating employees (current and former) were required to release Shake Shack from all federal and/or state wage and hour claims that may have existed through the settlement date. In March 2016, the parties entered into a settlement agreement in the amount of $750 million. In May 2017, we paid to the claims administrator $774 in full satisfaction of the amounts owed by us under the settlement agreement and related expenses.
We are subject to various legal and regulatory proceedings, claims and liabilities, such as employment-related claims and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance. As of June 28, 2017, the amount of ultimate liability with respect to these matters was not material.
Liabilities under Tax Receivable Agreement
As described in Note 10, we are a party to the Tax Receivable Agreement under which we are contractually committed to pay certain of the members of SSE Holdings 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of certain transactions. We are not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated with the transactions that gave rise to the payments are realized. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. During the twenty-six weeks ended June 28, 2017 and June 29, 2016, we recognized liabilities totaling $9,413 and $65,356, respectively, relating to our obligations under the Tax Receivable Agreement, after concluding that it was probable that we would have sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. As of June 28, 2017 and December 28, 2016, our total obligations under the Tax Receivable Agreement, including accrued interest, were $280,426 and $272,482, respectively. There were no transactions subject to the Tax Receivable Agreement for which we did not recognize the related liability, as we concluded that we would have sufficient future taxable income to utilize all of the related tax benefits.

22 | Shake Shack Inc. Form 10-Q

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
Total amounts paid to USHG for general corporate expenses were $1 and $6 for the thirteen and twenty-six weeks ended June 28, 2017. For the thirteen and twenty-six weeks ended June 29, 2016 total amounts paid to USHG for general corporate expenses were $1 and $6, respectively. These amounts are included in general and administrative expenses on the Condensed Consolidated Statements of Income.
No amounts were payable to USHG as of June 28, 2017. Total amounts payable to USHG as of December 28, 2016 were $1, which is included in other current liabilities on the Condensed Consolidated Balance Sheets. No amounts were due from USHG as of June 28, 2017 and December 28, 2016.
Daily Provisions
In May 2017 we began purchasing coffee cake from Daily Provisions, a restaurant owned by Union Square Hospitality Group, to offer as a breakfast item at our Madison Square Park Shack. No amounts were paid to Daily Provisions during the thirteen and twenty-six weeks ended June 28, 2017 and June 29, 2016. Total amounts payable to Daily Provisions as of June 28, 2017 were $1, which are included in accounts payable on the Condensed Consolidated Balance Sheets. No amounts were payable to Daily provisions as of December 28, 2016.
Hudson Yards Sports and Entertainment
In fiscal 2011, we entered into a Master License Agreement (as amended, "MLA") with Hudson Yards Sports and Entertainment LLC ("HYSE") to operate Shake Shack branded limited menu concession stands in sports and entertainment venues within the United States. The agreement expires in January 2027 and includes five consecutive five-year renewal options at HYSE's option. As consideration for these rights, HYSE pays us a license fee based on a percentage of net food sales, as defined in the MLA. HYSE also pays us a percentage of profits on sales of branded beverages, as defined in the MLA. Amounts paid to us by HYSE for the thirteen and twenty-six weeks ended June 28, 2017 were $115 and $135, respectively. For both the thirteen and twenty-six weeks ended June 29, 2016 amounts paid to us by HYSE in the were $103. These amounts are included in licensing revenue on the Condensed Consolidated Statements of Income. Total amounts due from HYSE as of June 28, 2017 and December 28, 2016 were $58 and $11, which are included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.
Madison Square Park Conservancy
The Chairman of our Board of Directors serves as a director of the Madison Square Park Conservancy ("MSP Conservancy"), with which we have a license agreement and pay license fees to operate our Madison Square Park Shack. Amounts paid to Madison Square Park Conservancy as rent amounted to $133 and $332 for the thirteen and twenty-six weeks ended June 28, 2017, respectively. Amounts paid to Madison Square Park Conservancy as rent amounted to $195 and $390 for the thirteen and twenty-six weeks ended June 29, 2016, respectively. These amounts are included in occupancy and related expenses on the Condensed Consolidated Statements of Income.Total amounts due to MSP Conservancy as of June 28, 2017 and December 28, 2016 were $79 and $1, respectively. These amounts are included in accrued expenses on the Condensed Consolidated Balance Sheets.
Additionally, we received tenant improvement allowances from MSP Conservancy related to a reconstruction project which ended in 2015. No amounts were paid to us from MSP Conservancy during the thirteen weeks ended June 28, 2017. During the twenty-six weeks ended June 28, 2017 amounts paid to us from MSP Conservancy totaled $200. No amounts were paid to us during the thirteen and twenty-six weeks ended June 29, 2016. No amounts were due to us from MSP Conservancy as of June 28, 2017.

Shake Shack Inc. Form 10-Q | 23

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
During the thirteen and twenty-six weeks ended June 28, 2017 the Great American Shake Sale raised $631 for Share Our Strength, which was payable to Share Our Strength as of June 28, 2017 and included in accounts payable on the Condensed Consolidated Balance Sheets. Amounts paid to Share Our Strength for both the thirteen and twenty-six weeks ended June 29, 2016 were $587. We incurred costs of approximately $119 for both the thirteen and twenty-six weeks ended June 28, 2017 and $98 for both the thirteen and twenty-six weeks ended June 29, 2016. These costs represent the cost of the free shakes redeemed and are included in general and administrative expenses on the Condensed Consolidated Statements of Income.
Mobo Systems, Inc.
The Chairman of our Board of Directors serves as a director of Mobo Systems, Inc. (also known as "Olo"), a platform we use in connection with our mobile ordering application. Amounts paid to Olo during the thirteen and twenty-six weeks ended June 28, 2017 were $20 and $38, respectively, which are included in other operating expenses on the Condensed Consolidated Statements of Income. No amounts were paid to Olo for the thirteen and twenty-six weeks ended June 29, 2016. No amounts were payable to Olo as of June 28, 2017 and December 28, 2016.
Square, Inc.
On July 20, 2017, our Chief Executive Officer joined the Board of Directors of Square, Inc ("Square"). Square provides point-of-sale solutions and other business management tools. Square also owns Caviar, a food ordering service. We currently use the Square payment application to process a limited number of sales at our Shacks and sales for certain off-site events. In March 2017, we partnered with Caviar for a limited-time delivery promotion.
Tax Receivable Agreement
As described in Note 10, we entered into a tax receivable agreement with certain members of SSE Holdings that provides for the payment by us of 85% of the amount of tax benefits, if any, that Shake Shack actually realizes or in some cases is deemed to realize as a result of certain transactions. No payments were made to the members of SSE Holdings pursuant to the Tax Receivable Agreement during the thirteen weeks ended June 28, 2017. During the twenty-six weeks ended June 28, 2017, payments of $1,471, inclusive of interest, were made to the members. No amounts were paid to the members during the thirteen and twenty-six weeks ended June 29, 2016. As of June 28, 2017 and December 28, 2016, total amounts due under the Tax Receivable Agreement were $280,426 and $272,482, respectively.
Distributions to Members of SSE Holdings
Under the terms of the SSE Holdings LLC Agreement, SSE Holdings is obligated to make tax distributions to its members. During the thirteen and twenty-six weeks ended June 28, 2017 distributions paid to non-controlling interest holders were $2,024 and $2,379, respectively. For the thirteen and twenty-six weeks ended June 29, 2016 tax distributions of $1,602 were paid to non-controlling interest holders. No tax distributions were payable to non-controlling interest holders as of June 28, 2017. As of December 28, 2016 tax distributions of $607 were payable to non-controlling interest holders.

24 | Shake Shack Inc. Form 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
This section and other parts of this Quarterly Report on Form 10-Q ("Form 10-Q") contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), which are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact, such as our expected financial outlook for fiscal 2017, expected Shack openings, expected same-Shack sales growth and trends in our business. Forward-looking statements can also be identified by words such as "aim," "anticipate," "believe," "estimate," "expect," "forecast," "future," "intend," "outlook," "plan," "potential," "predict," "project," "seek," "may," "can," "will," "would," "could," "should," the negatives thereof and other similar expressions. All forward-looking statements are expressly qualified in their entirety by these cautionary statements, except that the safe harbor provisions of the PSLRA do not apply to any forward-looking statements relating to the operations of any of our partnerships or limited liability companies. Forward-looking statements are not guarantees of future performance and actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2016, as amended, ("2016 Form 10-K"), subsequent Quarterly Reports on Form 10-Q and Part II, Item 1A of this Form 10-Q. The following discussion should be read in conjunction with our 2016 Form 10-K and the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years and the associated quarters, months and periods of those fiscal years. We undertake no obligation to revise or update any forward-looking statements for any reason, except as required by law.
OVERVIEW

Shake Shack is a modern day "roadside" burger stand serving a classic American menu of premium burgers, chicken sandwiches, hot dogs, crinkle cut fries, shakes, frozen custard, beer and wine. As of June 28, 2017, there were 134 Shacks in operation, system-wide, of which 75 were domestic company-operated Shacks, nine were domestic licensed Shacks and 50 were international licensed Shacks.
Development Highlights
During the quarter, we opened four domestic company-operated Shacks, including our first Shack in Lexington, Kentucky, as well as Shacks in Melville, New York, Chicago at the West Loop and Orlando at the Florida Mall. Additionally, we opened two domestic licensed Shacks, which included a Shack at the Minute Maid Park in Houston and LAX Airport Terminal 3, as well as two additional international licensed Shacks in South Korea.
Financial Highlights for the Second Quarter 2017:

▪	Total revenue increased 37.4% to $91.3 million.

▪	Shack sales increased 36.6% to $88.0 million.

▪	Same-Shack sales decreased 1.8%.

▪	Operating income increased 31.4% to $11.7 million, or 12.9% of total revenue.

▪	Shack-level operating profit*, a non-GAAP measure, increased 27.6% to $25.3 million, or 28.8% of Shack sales.

▪	Net income increased 25.0% to $8.2 million and net income attributable to Shake Shack Inc. was $4.9 million, or $0.19 per diluted share.

▪	Adjusted EBITDA*, a non-GAAP measure, increased 36.4% to $19.4 million.

▪	Adjusted pro forma net income*, a non-GAAP measure, increased 38.7% to $7.3 million, or $0.20 per fully exchanged and diluted share.

▪	Seven net system-wide Shack openings, including four domestic company-operated Shacks and three net licensed Shacks.

Shake Shack Inc. Form 10-Q | 25

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
We continued to execute on our growth strategies in 2017 and the second quarter of 2017 was positively impacted by the opening of 24 new domestic company-operated Shacks between June 29, 2016 and June 28, 2017 and the approximate 1.5% menu price increase implemented at the end of December 2016, offset by a decline in same-Shack sales of 1.8% and increased labor and related expenses resulting from increases in hourly wages that were implemented at the end of fiscal 2016, investments in our management team to support future growth and the opening of more target-volume Shacks.
Net income attributable to Shake Shack Inc. was $4.9 million, or $0.19 per diluted share, for the second quarter of 2017, compared to $3.3 million, or $0.14 per diluted share, for the same period last year. On an adjusted pro forma basis, which excludes certain non-recurring items and assumes that all outstanding LLC Interests were exchanged for shares of Class A common stock as of the beginning of the period, we would have recognized net income of $7.3 million, or $0.20 per fully exchanged and diluted share, for the second quarter of 2017 compared to $5.2 million, or $0.14 per fully exchanged and diluted share for the the second quarter of 2016, an increase of 38.7%.
FISCAL 2017 OUTLOOK

For the fiscal year ending December 27, 2017, we have revised our financial outlook to the following:

	Current Outlook	Previous Outlook
Total revenue	$351 to $355 million	$351 to $355 million
Same-Shack sales growth (%)(1)	-2% to -3%	0%
Domestic company-operated Shack openings(2)	23 to 24	23 to 24
Licensed Shack openings	15, net	12, net
Shack-level operating profit margin	26.5% to 27.5%	26.5% to 27.5%
General and administrative expenses	$38 to $40 million	$38 to $40 million
Depreciation expense	$22 million	$22 million
Interest expense	$1.6 to $2.0 million	$1.6 to $2.0 million
Adjusted pro forma effective tax rate (%)	40% to 41%	40% to 41%
(1) Includes approximately 1.5% to 2.0% of menu price increases taken at the end of December 2016.

(2)
The average annual sales volume for the domestic company-operated Shacks to be opened in fiscal 2017 is expected to be at least $3.4 million in the current outlook ($3.3 million in the previous outlook).

26 | Shake Shack Inc. Form 10-Q

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the thirteen and twenty-six weeks ended June 28, 2017 and June 29, 2016:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 28 2017		June 29 2016		June 28 2017		June 29 2016
Shack sales	$88,003	96.4%	$64,406	96.9%	$162,158	96.5%	$116,559	96.6%
Licensing revenue	3,313	3.6%	2,066	3.1%	5,907	3.5%	4,078	3.4%
TOTAL REVENUE	91,316	100.0%	66,472	100.0%	168,065	100.0%	120,637	100.0%
Shack-level operating expenses(1):
Food and paper costs	24,712	28.1%	18,104	28.1%	45,886	28.3%	33,136	28.4%
Labor and related expenses	22,426	25.5%	15,262	23.7%	42,886	26.4%	28,424	24.4%
Other operating expenses	8,486	9.6%	5,979	9.3%	16,151	10.0%	10,898	9.3%
Occupancy and related expenses	7,043	8.0%	5,209	8.1%	13,219	8.2%	9,532	8.2%
General and administrative expenses	9,678	10.6%	7,496	11.3%	18,148	10.8%	14,380	11.9%
Depreciation expense	5,258	5.8%	3,404	5.1%	10,006	6.0%	6,510	5.4%
Pre-opening costs	1,876	2.1%	2,085	3.1%	4,291	2.6%	4,110	3.4%
Loss on disposal of property and equipment	100	0.1%	—	—%	113	0.1%	—	—%
TOTAL EXPENSES	79,579	87.1%	57,539	86.6%	150,700	89.7%	106,990	88.7%
OPERATING INCOME	11,737	12.9%	8,933	13.4%	17,365	10.3%	13,647	11.3%
Other income, net	198	0.2%	23	—%	393	0.2%	46	—%
Interest expense	(366)	(0.4)%	(91)	(0.1)%	(669)	(0.4)%	(178)	(0.1)%
INCOME BEFORE INCOME TAXES	11,569	12.7%	8,865	13.3%	17,089	10.2%	13,515	11.2%
Income tax expense	3,385	3.7%	2,316	3.5%	5,043	3.0%	3,615	3.0%
NET INCOME	8,184	9.0%	6,549	9.9%	12,046	7.2%	9,900	8.2%
Less: net income attributable to non-controlling interests	3,305	3.6%	3,251	4.9%	4,900	2.9%	5,140	4.3%
NET INCOME ATTRIBUTABLE TO SHAKE SHACK INC.	$4,879	5.3%	$3,298	5.0%	$7,146	4.3%	$4,760	3.9%

(1)	As a percentage of Shack sales.
Shack Sales
Shack sales represent the aggregate sales of food, beverages and Shake Shack branded merchandise at our domestic company-operated Shacks. Shack sales in any period are directly influenced by the number of operating weeks in such period, the number of open Shacks and same-Shack sales. Same-Shack sales means, for any reporting period, sales for the comparable Shack base, which we define as the number of domestic company-operated Shacks open for 24 months or longer. Effective December 29th, 2016, we changed our methodology for calculating same-Shack sales whereby Shacks enter the comparable base at the beginning of their 25th full fiscal month, whereas previously they entered at the beginning of their 105th full fiscal week.
Shack sales were $88.0 million for the thirteen weeks ended June 28, 2017 compared to $64.4 million for the thirteen weeks ended June 29, 2016, an increase of $23.6 million or 36.6%. The growth in Shack sales was primarily driven by the opening of 24 new domestic company-operated Shacks between June 29, 2016 and June 28, 2017. Same-Shack sales decreased $0.9 million, or 1.8% during the thirteen weeks ended June 28, 2017. The decrease in same-Shack sales is due to a decrease in guest traffic of 4.3% offset by a combined increase of 2.5% in price and sales mix. For purposes of calculating same-Shack sales growth, Shack sales for 37 Shacks were included in the comparable Shack base.

Shack sales were $162.2 million for the twenty-six weeks ended June 28, 2017 compared to $116.6 million for the twenty-six weeks ended June 29, 2016, an increase of $45.6 million or 39.1%. The increase is primarily due to the opening of 24 new domestic

Shake Shack Inc. Form 10-Q | 27

company-operated Shacks between June 29, 2016 and June 28, 2017. Same-Shack sales decreased $1.9 million, or 2.1%. The decrease in same-Shack sales is primarily due to decreased guest traffic of 3.9% offset by a combined increase of 1.8% in price and sales mix. For purposes of calculating same-Shack sales growth, Shack sales for 37 Shacks were included in the comparable Shack base.
Licensing Revenue
Licensing revenue is comprised of license fees, opening fees for certain licensed Shacks and territory fees. License fees are calculated as a percentage of sales and territory fees are payments for the exclusive right to develop Shacks in a specific geographic area.
Licensing revenue was $3.3 million for the thirteen weeks ended June 28, 2017 compared to $2.1 million for the thirteen weeks ended June 29, 2016, an increase of $1.2 million or 60.4%. Licensing revenue was $5.9 million for the twenty-six weeks ended June 28, 2017 compared to $4.1 million for the twenty-six weeks ended June 29, 2016, an increase of $1.8 million or 44.9%. The increases for the thirteen and twenty-six week periods were primarily driven by 15 net new licensed Shacks opened between June 29, 2016 and June 28, 2017, as well as $0.5 million of previously deferred royalty revenue recognized in connection with the initial publication of the Shake Shack book.
Food and Paper Costs
Food and paper costs include the direct costs associated with food, beverage and packaging of our menu items. The components of food and paper costs are variable by nature, changing with sales volume, and are impacted by menu mix and fluctuations in commodity costs.
Food and paper costs were $24.7 million for the thirteen weeks ended June 28, 2017 compared to $18.1 million for the thirteen weeks ended June 29, 2016, an increase of $6.6 million or 36.5%. Food and paper costs were $45.9 million for the twenty-six weeks ended June 28, 2017 compared to $33.1 million for the twenty-six weeks ended June 29, 2016, an increase of $12.8 million or 38.5%. The increases for the thirteen and twenty-six week periods were primarily due to the opening of 24 new domestic company-operated Shacks between June 29, 2016 and June 28, 2017.
As a percentage of Shack sales, food and paper costs remained constant at 28.1% for the thirteen weeks ended June 28, 2017 and June 29, 2016. As a percentage of Shack sales, food and paper costs decreased to 28.3% from 28.4% for the twenty-six weeks ended June 28, 2017 and June 29, 2016, respectively. This decrease was primarily the result of menu price increases implemented at the end of December 2016.
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
Labor and related expenses were $22.4 million for the thirteen weeks ended June 28, 2017 compared to $15.3 million for the thirteen weeks ended June 29, 2016, an increase of $7.1 million or 46.9%. Labor and related expenses were $42.9 million for the twenty-six weeks ended June 28, 2017 compared to $28.4 million for the twenty-six weeks ended June 29, 2016, an increase of $14.5 million or 50.9%. These increases for the thirteen and twenty-six week periods were primarily due to the opening of 24 new domestic company-operated Shacks between June 29, 2016 and June 28, 2017.
As a percentage of Shack sales, labor and related expenses increased to 25.5% and 26.4% for the thirteen and twenty-six weeks ended June 28, 2017, respectively, compared to 23.7% and 24.4% for the thirteen and twenty-six weeks ended June 29, 2016, respectively. The increases for the thirteen and twenty-six week periods were primarily due to increases in hourly wages that were implemented at the end of fiscal 2016, investments in our management team to support future growth and the opening of Shacks at various volumes.
Other Operating Expenses
Other operating expenses consist of Shack-level marketing expenses, utilities, repair and maintenance costs, and other operating expenses incidental to operating our domestic company-operated Shacks, such as non-perishable supplies, credit card fees and property insurance.

28 | Shake Shack Inc. Form 10-Q

Other operating expenses were $8.5 million for the thirteen weeks ended June 28, 2017 compared to $6.0 million for the thirteen weeks ended June 29, 2016, an increase of $2.5 million or 41.9%. Other operating expenses were $16.2 million for the twenty-six weeks ended June 28, 2017 compared to $10.9 million for the twenty-six weeks ended June 29, 2016, an increase of $5.3 million or 48.2%. The increases for the thirteen and twenty-six week periods were primarily due to the opening of 24 new domestic company-operated Shacks between June 29, 2016 and June 28, 2017.
As a percentage of Shack sales, other operating expenses increased to 9.6% and 10.0% for the thirteen and twenty-six weeks ended June 28, 2017, respectively, compared to 9.3% for both the thirteen and twenty-six weeks ended June 29, 2016. The increase was primarily due to certain fixed operating expenses, deleverage from same-Shack sales and the introduction of Shacks at various volumes into the system.
Occupancy and Related Expenses
Occupancy and related expenses consist of Shack-level occupancy expenses (including rent, common area expenses and certain local taxes), excluding pre-opening costs, which are recorded separately.
Occupancy and related expenses were $7.0 million for the thirteen weeks ended June 28, 2017 compared to $5.2 million for the thirteen weeks ended June 29, 2016, an increase of $1.8 million or 35.2%. Occupancy and related expenses were $13.2 million for the twenty-six weeks ended June 28, 2017 compared to $9.5 million for the twenty-six weeks ended June 29, 2016, an increase of $3.7 million or 38.7%. The increases for the thirteen and twenty-six week periods were primarily due to the opening of 24 new domestic company-operated Shacks between June 29, 2016 and June 28, 2017.
As a percentage of Shack sales, occupancy and related expenses decreased to 8.0% for the thirteen weeks ended June 28, 2017 from 8.1% for the thirteen weeks ended June 29, 2016, primarily due to the increased number of leases where we are deemed to be the accounting owner and for which less rent expense is recognized. This was partially offset by the introduction of Shacks at various volumes into the system. For the twenty-six weeks ended June 28, 2017 and June 29, 2016, occupancy and related expenses as a percentage of Shack sales remained constant at 8.2%.
General and Administrative Expenses
General and administrative expenses consist of costs associated with corporate and administrative functions that support Shack development and operations, as well as equity-based compensation expense.
General and administrative expenses were $9.7 million for the thirteen weeks ended June 28, 2017 compared to $7.5 million for the thirteen weeks ended June 29, 2016, an increase of $2.2 million or 29.1%. General and administrative expenses were $18.1 million for the twenty-six weeks ended June 28, 2017 compared to $14.4 million for the twenty-six weeks ended June 29, 2016, an increase of $3.7 million or 26.2%. The increases for the thirteen and twenty-six week periods were primarily driven by higher payroll expenses from increased headcount at our home office to support our growth plans, costs incurred in connection with our executive transition and the recognition of previously deferred costs related to the initial publication of the Shake Shack book.
As a percentage of total revenue, general and administrative expenses decreased to 10.6% and 10.8% for the thirteen and twenty-six weeks ended June 28, 2017, respectively, from 11.3% and 11.9% for the thirteen and twenty-six weeks ended June 29, 2016, respectively. These decreases were primarily due to the increased level of Shack sales.
Depreciation Expense
Depreciation expense consists of the depreciation of fixed assets, including leasehold improvements and equipment.
Depreciation expense was $5.3 million for the thirteen weeks ended June 28, 2017 compared to $3.4 million for the thirteen weeks ended June 29, 2016, an increase of $1.9 million or 54.5%. Depreciation expense was $10.0 million for the twenty-six weeks ended June 28, 2017 compared to $6.5 million for the twenty-six weeks ended June 29, 2016, an increase of $3.5 million or 53.7%. The increases for the thirteen and twenty-six week periods were due primarily to incremental depreciation of property and equipment related to the opening of 24 new domestic company-operated Shacks between June 29, 2016 and June 28, 2017.
As a percentage of total revenue, depreciation expense increased to 5.8% and 6.0% for the thirteen and twenty-six weeks ended June 28, 2017, respectively, compared to 5.1% and 5.4% for the thirteen and twenty-six weeks ended June 29, 2016, respectively,  primarily due to the deleverage from same-Shack sales and the entry of Shacks at various volumes into the system.

Shake Shack Inc. Form 10-Q | 29

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
Pre-opening costs were $1.9 million for the thirteen weeks ended June 28, 2017 compared to $2.1 million for the thirteen weeks ended June 29, 2016, a decrease of $0.2 million or 10.0%. Pre-opening costs were $4.3 million for the twenty-six weeks ended June 28, 2017 compared to $4.1 million for the twenty-six weeks ended June 29, 2016, an increase of $0.2 million or 4.4%. The variances for the thirteen and twenty-six week periods were due to the timing and total number of new domestic company-operated Shacks expected to open.
Loss on Disposal of Property and Equipment
Loss on disposal of property and equipment represents the net book value of assets that have been retired and consists primarily of furniture and fixtures that were replaced in the normal course of business.
The loss on disposal of property and equipment for the thirteen and twenty-six weeks ended June 28, 2017 was $0.1 million. The loss on disposal of property and equipment for the thirteen and twenty-six weeks ended June 29, 2016 was not material.
Other Income, Net
Other income, net consists of interest income, dividend income and net realized gains and losses from the sale of marketable securities.
Other income, net for the thirteen and twenty-six weeks ended June 28, 2017 was $0.2 million and $0.4 million, respectively. Other income, net for the thirteen and twenty-six weeks ended June 29, 2016 was not material.
Interest Expense
Interest expense primarily consists of amortization of deferred financing costs, imputed interest on deferred compensation, interest on the current portion of our liabilities under the Tax Receivable Agreement, imputed interest on our deemed landlord financing liability as well as interest and fees on our Revolving Credit Facility.
Interest expense for the thirteen and twenty-six weeks ended June 28, 2017 was $0.4 million and $0.7 million, respectively. Interest expense for the thirteen and twenty-six weeks ended June 29, 2016 was not material.
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
Income tax expense was $3.4 million for the thirteen weeks ended June 28, 2017 compared to $2.3 million for the thirteen weeks ended June 29, 2016. Our effective income tax rate increased to 29.3% for the thirteen weeks ended June 28, 2017 from 26.1% for the thirteen weeks ended June 29, 2016.
Income tax expense was $5.0 million for the twenty-six weeks ended June 28, 2017 compared to $3.6 million for the twenty-six weeks ended June 29, 2016. Our effective income tax rate increased to 29.5% for the twenty-six weeks ended June 28, 2017 from 26.7% for the twenty-six weeks ended June 29, 2016.
As our ownership interest in SSE Holdings increases, our share of the taxable income of SSE Holdings will also increase. When compared to consolidated pre-tax income, this will result in increases to our effective income tax rate. Our weighted-average

30 | Shake Shack Inc. Form 10-Q

ownership interest in SSE Holdings increased to 70.4% and 70.0% for the thirteen and twenty-six weeks ended June 28, 2017, respectively, compared to 62.1% and 59.1% for the thirteen and twenty-six weeks ended June 29, 2016, respectively. This increase in ownership interest was the primary driver for the increase in our effective income tax rate for the thirteen and twenty-six week periods.
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
Net income attributable to non-controlling interests remained constant at $3.3 million for the thirteen weeks ended June 28, 2017 and June 29, 2016, driven by the decrease in non-controlling interest holders' weighted average ownership on an increased level of net income. The weighted average ownership for non-controlling interest holders for the thirteen weeks ended June 28, 2017 and June 29, 2016 was 29.6% and 37.9%, respectively.
Net income attributable to non-controlling interests was $4.9 million and $5.1 million for the twenty-six weeks ended June 28, 2017 and June 29, 2016, respectively, a decrease of $0.2 million or 4.7%. This decrease was primarily driven by a decrease in the non-controlling interest holders' weighted average ownership, which was 30.0% and 40.9% for twenty-six weeks ended June 28, 2017 and June 29, 2016, respectively.

Shake Shack Inc. Form 10-Q | 31

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
Limitations of the Usefulness of this Measure
Shack-level operating profit and Shack-level operating profit margin may differ from similarly titled measures used by other companies due to different methods of calculation. Presentation of Shack-level operating profit and Shack-level operating profit margin is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. Shack-level operating profit excludes certain costs, such as general and administrative expenses and pre-opening costs, which are considered normal, recurring cash operating expenses and are essential to support the operation and development of our Shacks. Therefore, this measure may not provide a complete understanding of the operating results of our company as a whole and Shack-level operating profit and Shack-level operating profit margin should be reviewed in conjunction with our GAAP financial results. A reconciliation of Shack-level operating profit to operating income, the most directly comparable GAAP financial measure, is as follows.

32 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 28 2017	June 29 2016	June 28 2017	June 29 2016
Operating income	$11,737	$8,933	$17,365	$13,647
Less:
Licensing revenue	3,313	2,066	5,907	4,078
Add:
General and administrative expenses	9,678	7,496	18,148	14,380
Depreciation expense	5,258	3,404	10,006	6,510
Pre-opening costs	1,876	2,085	4,291	4,110
Loss on disposal of property and equipment	100	—	113	—
Shack-level operating profit	$25,336	$19,852	$44,016	$34,569

Total revenue	$91,316	$66,472	$168,065	$120,637
Less: licensing revenue	3,313	2,066	5,907	4,078
Shack sales	$88,003	$64,406	$162,158	$116,559

Shack-level operating profit margin	28.8%	30.8%	27.1%	29.7%

EBITDA and Adjusted EBITDA
EBITDA is defined as net income before interest expense (net of interest income), income tax expense and depreciation and amortization expense. Adjusted EBITDA is defined as EBITDA (as defined above) excluding equity-based compensation expense, deferred rent expense, losses on the disposal of property and equipment, as well as certain non-recurring items that we don't believe directly reflect our core operations and may not be indicative of our recurring business operations.
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
Limitations of the Usefulness of These Measures
EBITDA and Adjusted EBITDA may differ from similarly titled measures used by other companies due to different methods of calculation. Presentation of EBITDA and Adjusted EBITDA is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. EBITDA and Adjusted EBITDA exclude certain normal recurring expenses. Therefore, these measures may not provide a complete understanding of our performance and should be reviewed in conjunction with our GAAP financial measures. A reconciliation of EBITDA and Adjusted EBITDA to net income, the most directly comparable GAAP measure, is as follows.

Shake Shack Inc. Form 10-Q | 33

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	June 28, 2017	June 29, 2016(1)	June 28, 2017	June 29, 2016(1)
Net income	$8,184	$6,549	$12,046	$9,900
Depreciation expense	5,258	3,404	10,006	6,510
Interest expense, net	347	68	630	132
Income tax expense	3,385	2,316	5,043	3,615
EBITDA	17,174	12,337	27,725	20,157

Equity-based compensation	1,285	1,210	2,534	2,240
Deferred rent	302	657	527	1,247
Loss on disposal of property and equipment	100	—	113	—
Executive transition costs(2)	517	—	651	—
ADJUSTED EBITDA	$19,378	$14,204	$31,550	$23,644

(1)
Effective September 28, 2016, we no longer excludes pre-opening costs from our computation of Adjusted EBITDA. Adjusted EBITDA for the thirteen and twenty-six weeks ended June 29, 2016 has been restated to conform to the current period computation methodology.

(2)	Represents fees paid to an executive recruiting firm and a non-recurring signing bonus paid upon the hiring of our chief financial officer.

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
Limitations of the Usefulness of These Measures
Adjusted pro forma net income and adjusted pro forma earnings per fully exchanged and diluted share may differ from similarly titled measures used by other companies due to different methods of calculation. Presentation of adjusted pro forma net income and adjusted pro forma earnings per fully exchanged and diluted share should not be considered alternatives to net income and earnings per share, as determined under GAAP. While these measures are useful in evaluating our performance, it does not account for the earnings attributable to the non-controlling interest holders and therefore does not provide a complete understanding of the net income attributable to Shake Shack Inc. Adjusted pro forma net income and adjusted pro forma earnings per fully exchanged and diluted share should be evaluated in conjunction with our GAAP financial results. A reconciliation of adjusted pro forma net income to net income attributable to Shake Shack Inc., the most directly comparable GAAP measure, and the computation of adjusted pro forma earnings per fully exchanged and diluted share are set forth below.

34 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands, except per share amounts)	June 28 2017	June 29 2016	June 28 2017	June 29 2016
Numerator:
Net income attributable to Shake Shack Inc.	$4,879	$3,298	$7,146	$4,760
Adjustments:
Reallocation of net income attributable to non-controlling interests from the assumed exchange of LLC Interests(1)	3,305	3,251	4,900	5,140
Executive transition costs(2)	517	—	651	—
Income tax expense(3)	(1,432)	(1,310)	(1,753)	(1,853)
Adjusted pro forma net income	$7,269	$5,239	$10,944	$8,047

Denominator:
Weighted-average shares of Class A common stock outstanding—diluted	26,312	23,050	26,133	21,931
Adjustments:
Assumed exchange of LLC Interests for shares of Class A common stock(1)	10,869	13,748	10,977	14,824
Adjusted pro forma fully exchanged weighted-average shares of Class A common stock outstanding—diluted	37,181	36,798	37,110	36,755

Adjusted pro forma earnings per fully exchanged share—diluted	$0.20	$0.14	$0.29	$0.22

(1)
Assumes the exchange of all outstanding LLC Interests for shares of Class A common stock, resulting in the elimination of non-controlling interests and recognition of net income attributable to non-controlling interests.

(2)	Represents fees paid to an executive recruiting firm and a non-recurring signing bonus paid upon the hiring of our chief financial officer.

(3)
Represents the tax effect of the aforementioned adjustments and pro forma adjustments to reflect corporate income taxes at assumed effective tax rates of 39.9% and 38.3% for the thirteen and twenty-six weeks ended June 28, 2017, respectively, and 40.9% and 40.5% for the and thirteen and twenty-six weeks ended June 29, 2016, respectively. Amounts include provisions for U.S. federal and certain state and local income taxes, assuming the highest statutory rates apportioned to each applicable state and local jurisdiction.

Shake Shack Inc. Form 10-Q | 35

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, short-term investments and availability under our Revolving Credit Facility. As of June 28, 2017, we maintained a cash and cash equivalents balance of $22.4 million, a short-term investments balance of $63.1 million and had $19.9 million of availability under our Revolving Credit Facility.
Our primary requirements for liquidity are to fund our working capital needs, operating lease obligations, capital expenditures, deemed landlord financing obligations and general corporate needs. Our requirements for working capital are not significant because our guests pay for their food and beverage purchases in cash or on debit or credit cards at the time of the sale and we are able to sell many of our inventory items before payment is due to the supplier of such items. Our ongoing capital expenditures are principally related to opening new Shacks, existing Shack capital investments (both for remodels and maintenance), as well as investments in our corporate infrastructure.
In addition, we are obligated to make payments to certain members of SSE Holdings under the Tax Receivable Agreement. As of June 28, 2017, such obligations totaled $280.4 million. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. Although the amount of any payments that must be made under the Tax Receivable Agreement may be significant, the timing of these payments will vary and will generally be limited to one payment per member per year. The amount of such payments are also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us or to SSE Holdings, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
We believe that cash provided by operating activities, cash on hand and availability under the Revolving Credit Facility will be sufficient to fund our operating lease obligations, capital expenditures, deemed landlord financing obligations and working capital needs for at least the next 12 months and the foreseeable future.
Summary of Cash Flows
The following table presents a summary of our cash flows from operating, investing and financing activities.

	Twenty-Six Weeks Ended
(in thousands)	June 28 2017	June 29 2016
Net cash provided by operating activities	$33,730	$24,436
Net cash used in investing activities	(25,351)	(26,604)
Net cash provided by (used in) financing activities	2,450	(310)
Increase (decrease) in cash	10,829	(2,478)
Cash at beginning of period	11,607	70,849
Cash at end of period	$22,436	$68,371
Operating Activities
For the twenty-six weeks ended June 28, 2017 net cash provided by operating activities was $33.7 million compared to $24.4 million for the twenty-six weeks ended June 29, 2016, an increase of $9.3 million. This increase was primarily driven by the opening of 24 new domestic company-operated Shacks.
Investing Activities
For the twenty-six weeks ended June 28, 2017 net cash used in investing activities was $25.4 million compared to $26.6 million for the twenty-six weeks ended June 29, 2016, a decrease of $1.2 million. This decrease was primarily due to a decrease in capital expenditures for the period, partially offset by a net increase in purchases of marketable securities.

36 | Shake Shack Inc. Form 10-Q

Financing Activities
For the twenty-six weeks ended June 28, 2017, net cash provided by financing activities was $2.5 million compared to net cash used in financing activities of $0.3 million for the twenty-six weeks ended June 29, 2016, an increase of $2.8 million. This increase is primarily due to an increase of $4.6 million in proceeds from the exercise of employee stock options, offset by $1.5 million in payments made under the Tax Receivable Agreement.
Revolving Credit Facility
We maintain a Revolving Credit Facility that provides for a revolving total commitment amount of $50.0 million, of which $20.0 million is available immediately. The Revolving Credit Facility will mature and all amounts outstanding will be due and payable in February 2020. The Revolving Credit Facility permits the issuance of letters of credit upon our request of up to $10.0 million. Borrowings under the Revolving Credit Facility bear interest at either: (i) LIBOR plus a percentage ranging from 2.3% to 3.3% or (ii) the prime rate plus a percentage ranging from 0.0% to 0.8%, depending on the type of borrowing made under the Revolving Credit Facility. As of June 28, 2017, there were no amounts outstanding under the Revolving Credit Facility. We had $19.9 million of availability, as of June 28, 2017, after giving effect to $0.1 million in outstanding letters of credit.
The Revolving Credit Facility is secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' wholly-owned domestic subsidiaries (with certain exceptions).
The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability to, subject to specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; pay dividends or make distributions; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the Revolving Credit Facility contains certain cross-default provisions. We are required to maintain a specified consolidated fixed-charge coverage ratio and a specified funded net debt to adjusted EBITDA ratio, both as defined under the Revolving Credit Facility. As of June 28, 2017, we were in compliance with all covenants.
CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2016, as amended, other than those made in the ordinary course of business.
OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes to our off-balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2016, as amended.

Shake Shack Inc. Form 10-Q | 37

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our consolidated financial condition and results of operations is based upon the accompanying condensed consolidated financial statements and notes thereto, which have been prepared in accordance with GAAP. The preparation of the condensed consolidated financial statements requires us to make estimates, judgments and assumptions, which we believe to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Variances in the estimates or assumptions used to actual experience could yield materially different accounting results. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances. There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2016, as amended.
Recently Issued Accounting Pronouncements
See "Note 2: Summary of Significant Accounting Policies—Recently Issued Accounting Pronouncements” under Part I, Item 1 of this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to our exposure to market risks as described in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2016, as amended.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 28, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

38 | Shake Shack Inc. Form 10-Q

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
The information required by this Item is incorporated by reference to Part I, Item 1, Note 13: Commitments and Contingencies—Legal Contingencies.
Item 1A. Risk Factors.
There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2016, as amended.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Shake Shack Inc. Form 10-Q | 39

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
10.2
Amendment No. 2 to Stockholders Agreement, dated and effective as of May 11, 2017, by and among Shake Shack Inc., SSE Holdings, LLC, the Meyer Stockholders, the LGP Stockholders and the SEG Stockholders
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

40 | Shake Shack Inc. Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shake Shack Inc.
(Registrant)

Date: August 4, 2017	By:	/s/ Randy Garutti
Randy Garutti
Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: August 4, 2017	By:	/s/ Tara Comonte
Tara Comonte
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Shake Shack Inc. Form 10-Q | 41