Form 10-Q
period 2017-09-27
Shake Shack Inc.
filed 2017-11-02
CIK 1620533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of October 25, 2017, there were 26,195,741 shares of Class A common stock outstanding and 10,534,792 shares of Class B common stock outstanding.

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

Shake Shack Inc. Form 10-Q | 1

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).

2 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	September 27 2017	December 28 2016
ASSETS
Current assets:
Cash and cash equivalents	$26,887	$11,607
Marketable securities	63,299	62,040
Accounts receivable	5,139	6,006
Inventories	1,127	806
Prepaid expenses and other current assets	2,057	3,485
Total current assets	98,509	83,944
Property and equipment, net	174,689	136,264
Deferred income taxes, net	322,224	313,207
Other assets	4,515	4,779
TOTAL ASSETS	$599,937	$538,194
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,639	$6,921
Accrued expenses	13,181	8,538
Accrued wages and related liabilities	5,127	6,084
Other current liabilities	9,817	10,173
Total current liabilities	36,764	31,716
Deemed landlord financing	13,162	2,007
Deferred rent	34,780	31,107
Liabilities under tax receivable agreement, net of current portion	280,820	267,902
Other long-term liabilities	2,633	4,109
Total liabilities	368,159	336,841
Commitments and contingencies
Stockholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of September 27, 2017 and December 28, 2016.	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 26,161,111 and 25,151,384 shares issued and outstanding as of September 27, 2017 and December 28, 2016, respectively.	26	25
Class B common stock, $0.001 par value—35,000,000 shares authorized; 10,567,792 and 11,253,592 shares issued and outstanding as of September 27, 2017 and December 28, 2016, respectively.	11	11
Additional paid-in capital	147,890	135,448
Retained earnings	28,862	16,719
Accumulated other comprehensive income (loss)	30	(15)
Total stockholders' equity attributable to Shake Shack Inc.	176,819	152,188
Non-controlling interests	54,959	49,165
Total equity	231,778	201,353
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$599,937	$538,194
See accompanying Notes to Condensed Consolidated Financial Statements.

Shake Shack Inc. Form 10-Q | 3

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27 2017	September 28 2016	September 27 2017	September 28 2016
Shack sales	$91,100	$71,871	$253,258	$188,430
Licensing revenue	3,509	2,696	9,416	6,774
TOTAL REVENUE	94,609	74,567	262,674	195,204
Shack-level operating expenses:
Food and paper costs	25,760	20,393	71,646	53,529
Labor and related expenses	23,806	18,216	66,692	46,640
Other operating expenses	9,229	6,577	25,380	17,475
Occupancy and related expenses	7,522	6,009	20,741	15,541
General and administrative expenses	9,204	7,885	27,352	22,265
Depreciation expense	5,604	3,719	15,610	10,229
Pre-opening costs	2,670	2,598	6,961	6,708
Loss on disposal of property and equipment	204	—	317	—
TOTAL EXPENSES	83,999	65,397	234,699	172,387
OPERATING INCOME	10,610	9,170	27,975	22,817
Other income, net	229	151	622	197
Interest expense	(475)	(89)	(1,144)	(267)
INCOME BEFORE INCOME TAXES	10,364	9,232	27,453	22,747
Income tax expense	2,494	2,443	7,537	6,058
NET INCOME	7,870	6,789	19,916	16,689
Less: net income attributable to non-controlling interests	2,873	3,023	7,773	8,163
NET INCOME ATTRIBUTABLE TO SHAKE SHACK INC.	$4,997	$3,766	$12,143	$8,526
Earnings per share of Class A common stock:
Basic	$0.19	$0.16	$0.47	$0.38
Diluted	$0.19	$0.15	$0.46	$0.37
Weighted-average shares of Class A common stock outstanding:
Basic	26,024	24,023	25,733	22,310
Diluted	26,477	24,554	26,248	22,805
See accompanying Notes to Condensed Consolidated Financial Statements.

4 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27 2017	September 28 2016	September 27 2017	September 28 2016
Net income	$7,870	$6,789	$19,916	$16,689
Other comprehensive income (loss), net of tax:
Available-for-sale securities(1):
Change in net unrealized holding gains (losses)	53	(11)	36	(19)
Less: reclassification adjustments for net realized losses included in net income	14	3	28	3
Net change	67	(8)	64	(16)
OTHER COMPREHENSIVE INCOME (LOSS)	67	(8)	64	(16)
COMPREHENSIVE INCOME	7,937	6,781	19,980	16,673
Less: comprehensive income attributable to non-controlling interest	2,893	3,020	7,792	8,157
COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAKE SHACK INC.	$5,044	$3,761	$12,188	$8,516
(1) Net of tax benefit (expense) of $0 for the thirteen and thirty-nine weeks ended September 27, 2017 and September 28, 2016.
See accompanying Notes to Condensed Consolidated Financial Statements.

Shake Shack Inc. Form 10-Q | 5

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 28, 2016	25,151,384	$25	11,253,592	$11	$135,448	$16,719	$(15)	$49,165	$201,353
Net income						12,143		7,773	19,916
Other comprehensive income:
Net unrealized gains related to available-for-sale securities							45	19	64
Equity-based compensation					3,909				3,909
Activity under stock compensation plans	323,927	1			3,580			2,670	6,251
Redemption of LLC Interests	685,800	—	(685,800)	—	2,883			(2,883)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					2,070				2,070
Distributions paid to non-controlling interest holders								(1,785)	(1,785)
BALANCE, SEPTEMBER 27, 2017	26,161,111	$26	10,567,792	$11	$147,890	$28,862	$30	$54,959	$231,778

See accompanying Notes to Condensed Consolidated Financial Statements.

6 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Thirty-Nine Weeks Ended
	September 27 2017	September 28 2016
OPERATING ACTIVITIES
Net income (including amounts attributable to non-controlling interests)	$19,916	$16,689
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	15,610	10,229
Equity-based compensation	3,823	3,817
Deferred income taxes	3,056	121
Non-cash interest expense	245	211
Excess tax benefits on equity-based compensation	—	(35)
Loss on sale of marketable securities	27	3
Loss on disposal of property and equipment	317	—
Changes in operating assets and liabilities:
Accounts receivable	5,628	1,365
Inventories	(321)	(285)
Prepaid expenses and other current assets	1,844	196
Other assets	(516)	(768)
Accounts payable	536	(53)
Accrued expenses	4,455	4,503
Accrued wages and related liabilities	(957)	(493)
Other current liabilities	(1,544)	1,448
Deferred rent	702	3,863
Other long-term liabilities	1,150	(289)
NET CASH PROVIDED BY OPERATING ACTIVITIES	53,971	40,522
INVESTING ACTIVITIES
Purchases of property and equipment	(41,179)	(39,268)
Purchases of marketable securities	(6,675)	(60,566)
Sales of marketable securities	6,399	498
NET CASH USED IN INVESTING ACTIVITIES	(41,455)	(99,336)
FINANCING ACTIVITIES
Payments on promissory note	—	(313)
Proceeds from deemed landlord financing	530	—
Payments on deemed landlord financing	(154)	—
Distributions paid to non-controlling interest holders	(2,392)	(1,602)
Payments under tax receivable agreement	(1,471)	—
Proceeds from stock option exercises	6,567	2,072
Employee withholding taxes related to net settled equity awards	(316)	—
Excess tax benefits from equity-based compensation	—	35
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,764	192
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,280	(58,622)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,607	70,849
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,887	$12,227
See accompanying Notes to Condensed Consolidated Financial Statements.

Shake Shack Inc. Form 10-Q | 7

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

8 | Shake Shack Inc. Form 10-Q

NOTE 1: NATURE OF OPERATIONS

Shake Shack Inc. ("we," "us," "our," "Shake Shack" and the "Company") was formed on September 23, 2014 as a Delaware corporation for the purpose of facilitating an initial public offering and other related transactions in order to carry on the business of SSE Holdings, LLC and its subsidiaries ("SSE Holdings"). On February 4, 2015, we completed an initial public offering ("IPO") of 5,750,000 shares of our Class A common stock at a public offering price of $21.00 per share. We used the net proceeds from the IPO to purchase newly-issued membership interests from SSE Holdings ("LLC Interests"). Following the organizational transactions completed in connection with the IPO, we became the sole managing member of SSE Holdings. As sole managing member, we operate and control all of the business and affairs of SSE Holdings and, as a result, consolidate the financial results of SSE Holdings. We report a non-controlling interest representing the economic interest in SSE Holdings held by the other members of SSE Holdings. As of September 27, 2017 we owned 71.2% of SSE Holdings. Unless the context otherwise requires, "we," "us," "our," "Shake Shack," the "Company" and other similar references, refer to Shake Shack Inc. and, unless otherwise stated, all of its subsidiaries, including SSE Holdings.
We operate and license Shake Shack restaurants ("Shacks"), which serve hamburgers, chicken sandwiches, hot dogs, crinkle-cut fries, shakes, frozen custard, beer, wine and more. As of September 27, 2017, there were 143 Shacks in operation, system-wide, of which 79 were domestic company-operated Shacks, 10 were domestic licensed Shacks and 54 were international licensed Shacks.
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
SSE Holdings is considered a VIE. Shake Shack Inc. is the primary beneficiary as we have the majority economic interest in SSE Holdings and, as the sole managing member, have decision making authority that significantly affects the economic performance of the entity, while the limited partners have no substantive kick-out or participating rights. As a result, we consolidate SSE Holdings. The assets and liabilities of SSE Holdings represent substantially all of our consolidated assets and liabilities with the exception of certain deferred taxes and liabilities under the Tax Receivable Agreement. As of September 27, 2017 and December 28, 2016, the net assets of SSE Holdings were $189,581 and $158,845, respectively. The assets of SSE Holdings are subject to certain restrictions in SSE Holdings' revolving credit agreements. See Note 7 for more information.

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

Shake Shack Inc. Form 10-Q | 11

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
		We are currently evaluating the impact this standard will have on our consolidated financial statements.	December 28, 2017

Accounting Standards Update (“ASU”)	Description	Expected Impact	Effective Date
Revenue from Contracts with Customers and related standards (ASU’s 2014-09, 2015-14, 2016-08, 2016-10, 2016-12, 2016-20)
This standard supersedes the existing revenue recognition guidance and provides a new framework for recognizing revenue. The core principle of the standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new standard also requires significantly more comprehensive disclosures than the existing standard. Guidance subsequent to ASU 2014-09 has been issued to clarify various provisions in the standard, including principal versus agent considerations, identifying performance obligations, licensing transactions, as well as various technical corrections and improvements. This standard may be adopted using either a retrospective or modified retrospective method. Early adoption is permitted.

We are currently in the process of evaluating the impact this standard is expected to have on our consolidated financial statements.

Based on our preliminary assessment, we believe that the pattern and timing of revenue recognition related to the fixed fees associated with our licensing agreements (such as restaurant opening and territory fees) will differ from current policy. Currently, restaurant opening fees are recorded as deferred revenue when received and proportionate amounts are recognized as revenue when a licensed Shack is opened and all material services and conditions related to the fee have been substantially performed. Territory fees are recorded as deferred revenue when received and recognized as revenue on a straight-line basis over the term of the license agreement, which generally begins upon execution of the contract. Under the new standard, we will likely identify the licenses granted to each restaurant under each licensing agreement as separate performance obligations. Accordingly, we would allocate the opening and territory fees to each restaurant and recognize such fees as revenue on a straight-line basis over the individual restaurants’ license terms, which generally begin when the restaurant opens. We do not expect the accounting for the sales-based royalties of our licensing agreements to change from current policy.

We are still in the process of assessing whether any sales promotions or discounts we currently offer related to our Shack sales could be considered separate performance obligations.

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

12 | Shake Shack Inc. Form 10-Q

NOTE 3: FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis as of September 27, 2017 and December 28, 2016, and indicate the classification within the fair value hierarchy.
Cash, Cash Equivalents and Marketable Securities
The following tables summarize our cash, cash equivalents and marketable securities by significant investment categories as of September 27, 2017 and December 28, 2016:

	September 27, 2017
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$21,862	$—	$—	$21,862	$21,862	$—
Level 1:
Money market funds	5,025	—	—	5,025	5,025	—
Mutual funds	60,769	60	—	60,829	—	60,829
Level 2:
Corporate debt securities(1)	2,493	2	(25)	2,470	—	2,470
Total	$90,149	$62	$(25)	$90,186	$26,887	$63,299

	December 28, 2016
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$6,322	$—	$—	$6,322	$6,322	$—
Level 1:
Money market funds	5,285	—	—	5,285	5,285	—
Mutual funds	60,232	—	—	60,232	—	60,232
Level 2:
Corporate debt securities(1)	2,473	3	(30)	2,446	—	2,446
Total	$74,312	$3	$(30)	$74,285	$11,607	$62,678

(1)
Corporate debt securities were measured at fair value using a market approach utilizing observable prices for identical securities or securities with similar characteristics and inputs that are observable or can be corroborated by observable market data.

Net unrealized gains on available-for-sale securities totaling $37 and net unrealized losses on available-for-sale securities totaling $27 were included in accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheet as of September 27, 2017 and December 28, 2016, respectively.

Shake Shack Inc. Form 10-Q | 13

The following tables summarize the gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 27, 2017 and December 28, 2016, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	September 27, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Money market funds	$—	$—	$—	$—	$—	$—
Mutual funds	—	—	—	—	—	—
Corporate debt securities	1,638	(9)	322	(16)	1,960	(25)
Total	$1,638	$(9)	$322	$(16)	$1,960	$(25)

	December 28, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Money market funds	$—	$—	$—	$—	$—	$—
Mutual funds	—	—	—	—	—	—
Corporate debt securities	1,244	(10)	540	(20)	1,784	(30)
Total	$1,244	$(10)	$540	$(20)	$1,784	$(30)

A summary of other income from available-for-sale securities recognized during the thirteen and thirty-nine weeks ended September 27, 2017 and September 28, 2016 is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27 2017	September 28 2016	September 27 2017	September 28 2016
Available-for-sale securities:
Dividend income	$222	$133	$591	$133
Interest income	19	22	58	68
Loss on investments	(12)	(4)	(27)	(4)
Total other income, net	$229	$151	$622	$197

A summary of available-for-sale securities sold and gross realized gains and losses recognized during the thirteen and thirty-nine weeks ended September 27, 2017 and September 28, 2016 is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27 2017	September 28 2016	September 27 2017	September 28 2016
Available-for-sale securities:
Gross proceeds from sales and redemptions	$584	$176	$1,212	$498
Cost basis of sales and redemptions	597	180	1,239	502
Gross realized gains included in net income	1	—	1	1
Gross realized losses included in net income	(13)	(4)	(28)	(5)
Amounts reclassified out of accumulated other comprehensive loss	14	3	28	3

14 | Shake Shack Inc. Form 10-Q

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
We periodically review our marketable securities for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For our debt securities, we also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. As of September 27, 2017 and December 28, 2016, the declines in the market value of our marketable securities investment portfolio were considered to be temporary in nature.
Other Financial Instruments
The carrying value of our other financial instruments, including accounts receivable, accounts payable, and accrued expenses as of September 27, 2017 and December 28, 2016 approximated their fair value due to the short-term nature of these financial instruments.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets and liabilities that are measured at fair value on a non-recurring basis include our long-lived assets and indefinite-lived intangible assets. There were no impairments recognized during the thirteen and thirty-nine weeks ended September 27, 2017 and September 28, 2016.
NOTE 4: INVENTORIES

Inventories as of September 27, 2017 and December 28, 2016 consisted of the following:

	September 27 2017	December 28 2016
Food	$774	$543
Wine	55	47
Beer	75	58
Beverages	102	79
Retail merchandise	121	79
Inventories	$1,127	$806

Shake Shack Inc. Form 10-Q | 15

NOTE 5: PROPERTY AND EQUIPMENT

Property and equipment as of September 27, 2017 and December 28, 2016 consisted of the following:

	September 27 2017	December 28 2016
Leasehold improvements	$146,939	$120,629
Landlord funded assets	6,555	—
Equipment	28,139	23,194
Furniture and fixtures	9,082	7,342
Computer equipment and software	10,966	8,710
Construction in progress (includes assets under construction from deemed landlord financing)	25,608	13,510
Property and equipment, gross	227,289	173,385
Less: accumulated depreciation	52,600	37,121
Property and equipment, net	$174,689	$136,264
NOTE 6: SUPPLEMENTAL BALANCE SHEET INFORMATION

The components of other current liabilities as of September 27, 2017 and December 28, 2016 are as follows:

	September 27 2017	December 28 2016
Sales tax payable	$1,539	$1,324
Current portion of liabilities under tax receivable agreement	3,140	4,580
Gift card liability	1,003	1,153
Deferred compensation	2,400	—
Other	1,735	3,116
Other current liabilities	$9,817	$10,173

NOTE 7: DEBT

In January 2015, we executed a Third Amended and Restated Credit Agreement, which became effective on February 4, 2015 (together with the prior agreements and amendments, and as further amended, the "Revolving Credit Facility"), which provides for a revolving total commitment amount of $50,000, of which $20,000 is available immediately. The Revolving Credit Facility will mature and all amounts outstanding will be due and payable five years from the effective date. The Revolving Credit Facility permits the issuance of letters of credit upon our request of up to $10,000. Borrowings under the Revolving Credit Facility bear interest at either: (i) LIBOR plus a percentage ranging from 2.3% to 3.3% or (ii) the prime rate plus a percentage ranging from 0.0% to 0.8%, depending on the type of borrowing made under the Revolving Credit Facility. As of September 27, 2017 and December 28, 2016, there were no amounts outstanding under the Revolving Credit Facility. As of September 27, 2017, we had $19,317 of availability under the Revolving Credit Facility, after giving effect to $683 in outstanding letters of credit.
The Revolving Credit Facility is secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' wholly-owned domestic subsidiaries (with certain exceptions).

16 | Shake Shack Inc. Form 10-Q

The Revolving Credit Facility contains a number of covenants that, among other things, limit our ability to, subject to specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; pay dividends or make distributions; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the Revolving Credit Facility contains certain cross-default provisions. We are required to maintain a specified consolidated fixed-charge coverage ratio and a specified funded net debt to adjusted EBITDA ratio, both as defined under the Revolving Credit Facility. As of September 27, 2017, we were in compliance with all covenants.
As of September 27, 2017 and December 28, 2016 we had deemed landlord financing liabilities of $13,162 and $2,007, respectively, for certain leases where we are involved in the construction of leased assets and are considered the accounting owner of the construction project.
Total interest costs incurred were $527 and $1,260 for the thirteen and thirty-nine weeks ended September 27, 2017, respectively, and $89 and $267 for the thirteen and thirty-nine weeks ended September 28, 2016, respectively. Total amounts capitalized into property and equipment were $51 and $115 for the thirteen and thirty-nine weeks ended September 27, 2017, respectively. No amounts were capitalized for the thirteen and thirty-nine weeks ended September 28, 2016.
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
The following table summarizes the ownership interest in SSE Holdings as of September 27, 2017 and December 28, 2016.

	September 27, 2017		December 28, 2016
	LLC Interests	Ownership%	LLC Interests	Ownership %
Number of LLC Interests held by Shake Shack Inc.	26,161,111	71.2%	25,151,384	69.1%
Number of LLC Interests held by non-controlling interest holders	10,567,792	28.8%	11,253,592	30.9%
Total LLC Interests outstanding	36,728,903	100.0%	36,404,976	100.0%

The weighted average ownership percentages for the applicable reporting periods are used to attribute net income and other comprehensive income (loss) to Shake Shack Inc. and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for the thirteen and thirty-nine weeks ended September 27, 2017 was 29.1% and 29.7%, respectively. The non-controlling interest holders' weighted average ownership percentage for the thirteen and thirty-nine weeks ended September 28, 2016 was 33.9% and 38.5%, respectively.

Shake Shack Inc. Form 10-Q | 17

The following table summarizes the effects of changes in ownership of SSE Holdings on our equity during the thirteen and thirty-nine weeks ended September 27, 2017 and September 28, 2016.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27 2017	September 28 2016	September 27 2017	September 28 2016
Net income attributable to Shake Shack Inc.	$4,997	$3,766	$12,143	$8,526
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities	47	(5)	45	(10)
Transfers (to) from non-controlling interests:
Increase in additional paid-in capital as a result of the redemption of LLC Interests	841	4,708	2,883	15,086
Increase in additional paid-in capital as a result of activity under stock compensation plans	78	17	3,580	421
Total effect of changes in ownership interest on equity attributable to Shake Shack Inc.	$5,963	$8,486	$18,651	$24,023

During the thirty-nine weeks ended September 27, 2017 and September 28, 2016, an aggregate of 685,800 and 4,706,663 LLC Interests, respectively, were redeemed by non-controlling interest holders for newly-issued shares of Class A common stock, and we received 685,800 and 4,706,663 LLC Interests in connection with these redemptions for the thirty-nine weeks ended September 27, 2017 and September 28, 2016, respectively, increasing our total ownership interest in SSE Holdings.
During the thirty-nine weeks ended September 27, 2017 and September 28, 2016, we received an aggregate of 323,927 and 101,837 LLC Interests, respectively, in connection with the activity under our stock compensation plan.
NOTE 9: EQUITY-BASED COMPENSATION

A summary of equity-based compensation expense recognized during the thirteen and thirty-nine weeks ended September 27, 2017 and September 28, 2016 is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27 2017	September 28 2016	September 27 2017	September 28 2016
Stock options	$816	$1,085	$2,643	$3,168
Performance stock units	345	492	1,029	649
Restricted stock units	128	—	151	—
Equity-based compensation expense	$1,289	$1,577	$3,823	$3,817
Total income tax benefit recognized related to equity-based compensation	$47	$53	$142	$117

Amounts are included in general and administrative expense and labor and related expenses on the Condensed Consolidated Statements of Income.

18 | Shake Shack Inc. Form 10-Q

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
Income Tax Expense
A reconciliation of income tax expense computed at the U.S. federal statutory income tax rate to the recognized income tax expense is as follows:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	September 27 2017		September 28 2016		September 27 2017		September 28 2016
Expected U.S. federal income taxes at statutory rate	$3,627	35.0%	$3,139	34.0%	$9,609	35.0%	$7,734	34.0%
State and local income taxes, net of federal benefit	630	6.1%	533	5.8%	1,638	6.0%	1,277	5.6%
Foreign withholding taxes	292	2.8%	148	1.6%	705	2.6%	505	2.2%
Tax credits	(399)	(3.8)%	(243)	(2.6)%	(777)	(2.8)%	(369)	(1.6)%
Non-controlling interest	(1,132)	(10.9)%	(1,134)	(12.3)%	(3,114)	(11.3)%	(3,089)	(13.6)%
Other	(524)	(5.1)%	—	—%	(524)	(2.0)%	—	—%
Income tax expense	$2,494	24.1%	$2,443	26.5%	$7,537	27.5%	$6,058	26.6%

Our effective income tax rates for the thirteen weeks ended September 27, 2017 and September 28, 2016 were 24.1% and 26.5%, respectively. The decrease was driven by a benefit related to an adjustment recognized in connection with the filing of our prior year tax returns and higher tax credits, which were partially offset by the increase in our ownership interest in SSE Holdings, which increases our share of the taxable income of SSE Holdings, and higher foreign withholding taxes. Our weighted-average ownership interest in SSE Holdings was 70.9% and 66.1% for the thirteen weeks ended September 27, 2017 and September 28, 2016, respectively.
Our effective income tax rates for the thirty-nine weeks ended September 27, 2017 and September 28, 2016 were 27.5% and 26.6%, respectively. The increase in our effective income tax rate for the period is primarily due to an increase in our ownership interest in SSE Holdings. As our ownership interest in SSE Holdings increases, our share of the taxable income of SSE Holdings also increases. Our weighted-average ownership interest in SSE Holdings was 70.3% and 61.5% for the thirty-nine weeks ended September 27, 2017 and September 28, 2016, respectively. This increase in ownership interest was partially offset by a benefit related to an adjustment recognized in connection with the filing of our prior year tax returns and higher tax credits.
Deferred Tax Assets and Liabilities
During the thirty-nine weeks ended September 27, 2017, we acquired an aggregate of 1,009,727 LLC Interests in connection with the redemption of LLC Interests and activity relating to our stock compensation plan. We recognized a deferred tax asset in the amount of $9,883 associated with the basis difference in our investment in SSE Holdings upon acquisition of these LLC Interests. As of September 27, 2017, the total deferred tax asset related to the basis difference in our investment in SSE Holdings was $216,285. However, a portion of the total basis difference will only reverse upon the eventual sale of our interest in SSE Holdings, which we expect would result in a capital loss. As of September 27, 2017, the total valuation allowance established against the deferred tax asset to which this portion relates was $15,679.

Shake Shack Inc. Form 10-Q | 19

During the thirty-nine weeks ended September 27, 2017, we also recognized $5,216 of deferred tax assets related to additional tax basis increases generated from expected future payments under the Tax Receivable Agreement and related deductions for imputed interest on such payments. See "—Tax Receivable Agreement" for more information.
We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of September 27, 2017, we concluded, based on the weight of all available positive and negative evidence, that all of our deferred tax assets (except for those deferred tax assets described above relating to basis differences that are expected to result in a capital loss upon the eventual sale of our interest in SSE Holdings) are more likely than not to be realized. As such, no additional valuation allowance was recognized.
Uncertain Tax Positions
No uncertain tax positions existed as of September 27, 2017. Shake Shack Inc. was formed in September 2014 and did not engage in any operations prior to the IPO and related organizational transactions. Shake Shack Inc. first filed tax returns for tax year 2014, which is the first tax year subject to examination by taxing authorities for U.S. federal and state income tax purposes. Additionally, although SSE Holdings is treated as a partnership for U.S. federal and state income taxes purposes, it is still required to file an annual U.S. Return of Partnership Income, which is subject to examination by the Internal Revenue Service ("IRS"). The statute of limitations has expired for tax years through 2013 for SSE Holdings.
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
During the thirty-nine weeks ended September 27, 2017, we acquired an aggregate of 685,800 LLC Interests in connection with the redemption of LLC Interests, which resulted in an increase in the tax basis of our investment in SSE Holdings subject to the provisions of the Tax Receivable Agreement. We recognized an additional liability in the amount of $12,918 for the TRA Payments due to the redeeming members, representing 85% of the aggregate tax benefits we expect to realize from the tax basis increases related to the redemption of LLC Interests, after concluding it was probable that such TRA Payments would be paid based on our estimates of future taxable income. During the thirty-nine weeks ended September 27, 2017, payments of $1,471, inclusive of interest, were made to the members of SSE Holdings pursuant to the Tax Receivable Agreement. No amounts were paid to the members during the thirty-nine weeks ended September 28, 2016. As of September 27, 2017, the total amount of TRA Payments due under the Tax Receivable Agreement, was $283,961, of which $3,140 was included in other current liabilities on the Condensed Consolidated Balance Sheet. See Note 13 for more information relating to our liabilities under the Tax Receivable Agreement.

20 | Shake Shack Inc. Form 10-Q

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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock for the thirteen and thirty-nine weeks ended September 27, 2017 and September 28, 2016.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27 2017	September 28 2016	September 27 2017	September 28 2016
Numerator:
Net income	$7,870	$6,789	$19,916	$16,689
Less: net income attributable to non-controlling interests	2,873	3,023	7,773	8,163
Net income attributable to Shake Shack Inc.	$4,997	$3,766	$12,143	$8,526
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	26,024	24,023	25,733	22,310
Effect of dilutive securities:
Stock options	411	531	486	495
Performance stock units	26	—	24	—
Restricted stock units	16	—	5	—
Weighted-average shares of Class A common stock outstanding—diluted	26,477	24,554	26,248	22,805

Earnings per share of Class A common stock—basic	$0.19	$0.16	$0.47	$0.38
Earnings per share of Class A common stock—diluted	$0.19	$0.15	$0.46	$0.37

Shares of our Class B common stock do not share in the earnings or losses of Shake Shack and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

Shake Shack Inc. Form 10-Q | 21

The following table presents potentially dilutive securities excluded from the computations of diluted earnings per share of Class A common stock for the thirteen and thirty-nine weeks ended September 27, 2017 and September 28, 2016.

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	September 27 2017		September 28 2016		September 27 2017		September 28 2016
Stock options(1)	18,676	(2)	—		18,676	(2)	—
Performance stock units(1)	86,396	(3)	62,800	(3)	86,396	(3)	62,800	(3)
Shares of Class B common stock	10,567,792	(4)	11,754,078	(4)	10,567,792	(4)	11,754,078	(4)

(1)
Represents the number of instruments outstanding at the end of the period. Application of the treasury stock method would reduce this amount if they had a dilutive effect and were included in the computation of diluted earnings per share.

(2)
Excluded from the computation of diluted earnings per share of Class A common stock because the exercise price of the stock options exceeded the average market price of our Class A common stock during the period ("out-of-the-money").

(3)
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

NOTE 12: SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information for the thirty-nine weeks ended September 27, 2017 and September 28, 2016:

	Thirty-Nine Weeks Ended
	September 27 2017	September 28 2016
Cash paid for:
Income taxes, net of refunds	$1,936	$1,292
Interest, net of amounts capitalized	684	40
Non-cash investing activities:
Accrued purchases of property and equipment	10,138	5,792
Capitalized landlord assets for leases where we are deemed the accounting owner	9,095	—
Accrued purchases of marketable securities	307	51
Capitalized equity-based compensation	86	107
Non-cash financing activities:
Class A common stock issued in connection with the redemption of LLC Interests	—	5
Cancellation of Class B common stock in connection with the redemption of LLC Interests	—	(5)
Establishment of liabilities under tax receivable agreement	12,918	90,776
Accrued distributions payable to non-controlling interest holders	—	607

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
As security under the terms of several of our leases, we are obligated under letters of credit totaling $160 as of September 27, 2017. The letters of credit expire in April 2018 and February 2026. In addition, in December 2013, we entered into an irrevocable standby letter of credit in conjunction with our home office lease in the amount of $80. The letter of credit expires in September 2018 and renews automatically for one-year periods through September 2019. In September 2017, we entered into an irrevocable standby letter of credit in conjunction with our new home office lease in the amount of $603. The letter of credit expires in August 2018 and renews automatically for one-year periods through January 2034.
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
Legal Contingencies
In November 2015, we participated in a voluntary mediation with counsel representing two former Shake Shack managers, who alleged that we improperly classified our restaurant managers as exempt from overtime protections. At the conclusion of the mediation, the parties mutually agreed to fully and finally resolve the matter by settling, rather than litigating. In connection with the settlement, the parties entered into a memorandum of understanding, pursuant to which we agreed to create a settlement fund in the amount of $750 and, in exchange for their participation in the settlement fund, all participating employees (current and former) were required to release Shake Shack from all federal and/or state wage and hour claims that may have existed through the settlement date. In March 2016, the parties entered into a settlement agreement in the amount of $750. In May 2017, we paid to the claims administrator $774 in full satisfaction of the amounts owed by us under the settlement agreement and related expenses.
We are subject to various legal and regulatory proceedings, claims and liabilities, such as employment-related claims and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance. As of September 27, 2017, the amount of ultimate liability with respect to these matters was not material.
Liabilities under Tax Receivable Agreement
As described in Note 10, we are a party to the Tax Receivable Agreement under which we are contractually committed to pay certain of the members of SSE Holdings 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of certain transactions. We are not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated with the transactions that gave rise to the payments are realized. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. During the thirty-nine weeks ended September 27, 2017 and September 28, 2016, we recognized liabilities totaling $12,918 and $90,776, respectively, relating to our obligations under the Tax Receivable Agreement, after concluding that it was probable that we would have sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. As of September 27, 2017 and December 28, 2016, our total obligations under the Tax Receivable Agreement, including accrued interest, were $283,961 and $272,482, respectively. There were no transactions subject to the Tax Receivable Agreement for which we did not recognize the related liability, as we concluded that we would have sufficient future taxable income to utilize all of the related tax benefits.

Shake Shack Inc. Form 10-Q | 23

NOTE 14: RELATED PARTY TRANSACTIONS

Union Square Hospitality Group
The Chairman of our Board of Directors serves as the Chief Executive Officer of Union Square Hospitality Group, LLC. As a result, Union Square Hospitality Group, LLC and its subsidiaries, set forth below, are considered related parties.
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
No amounts were paid to USHG for general corporate expenses during the thirteen weeks ended September 27, 2017 and $1 was paid to USHG during the thirteen weeks ended September 28, 2016. Total amounts paid to USHG for general corporate expenses during the thirty-nine weeks ended September 27, 2017 and September 28, 2016 were $6 and $7, respectively. These amounts are included in general and administrative expenses on the Condensed Consolidated Statements of Income.
No amounts were payable to USHG as of September 27, 2017. Total amounts payable to USHG as of December 28, 2016 were $1, which is included in other current liabilities on the Condensed Consolidated Balance Sheets. No amounts were due from USHG as of September 27, 2017 and December 28, 2016.
Daily Provisions
In May 2017 we began purchasing coffee cake from the restaurant Daily Provisions to offer as a breakfast item at our Madison Square Park Shack. Amounts paid to Daily Provisions during the thirteen and thirty-nine weeks ended September 27, 2017 were $4. No amounts were paid to Daily Provisions during the thirteen and thirty-nine weeks ended September 28, 2016. Total amounts payable to Daily Provisions as of September 27, 2017 were $1, which are included in accounts payable on the Condensed Consolidated Balance Sheets. No amounts were payable to Daily provisions as of December 28, 2016.
Hudson Yards Sports and Entertainment
In fiscal 2011, we entered into a Master License Agreement (as amended, "MLA") with Hudson Yards Sports and Entertainment LLC ("HYSE") to operate Shake Shack branded limited menu concession stands in sports and entertainment venues within the United States. The agreement expires in January 2027 and includes five consecutive five-year renewal options at HYSE's option. As consideration for these rights, HYSE pays us a license fee based on a percentage of net food sales, as defined in the MLA. HYSE also pays us a percentage of profits on sales of branded beverages, as defined in the MLA. Amounts paid to us by HYSE for the thirteen and thirty-nine weeks ended September 27, 2017 were $193 and $328, respectively. For the thirteen and thirty-nine weeks ended September 28, 2016 amounts paid to us by HYSE were $174 and $277, respectively. These amounts are included in licensing revenue on the Condensed Consolidated Statements of Income. Total amounts due from HYSE as of September 27, 2017 and December 28, 2016 were $75 and $11, which are included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.
Madison Square Park Conservancy
The Chairman of our Board of Directors serves as a director of the Madison Square Park Conservancy ("MSP Conservancy"), with which we have a license agreement and pay license fees to operate our Madison Square Park Shack. Amounts paid to Madison Square Park Conservancy as rent amounted to $199 and $531 for the thirteen and thirty-nine weeks ended September 27, 2017, respectively. Amounts paid to Madison Square Park Conservancy as rent amounted to $195 and $585 for the thirteen and thirty-nine weeks ended September 28, 2016, respectively. These amounts are included in occupancy and related expenses on the Condensed Consolidated Statements of Income. No amounts were due to MSP Conservancy as of September 27, 2017. Total amounts due to MSP Conservancy were $1 as of December 28, 2016. These amounts are included in accrued expenses on the Condensed Consolidated Balance Sheets.
Additionally, we received tenant improvement allowances from MSP Conservancy related to a reconstruction project which ended in 2015. No amounts were paid to us from MSP Conservancy during the thirteen weeks ended September 27, 2017. During the

24 | Shake Shack Inc. Form 10-Q

thirty-nine weeks ended September 27, 2017 amounts paid to us from MSP Conservancy totaled $200. No amounts were paid to us during the thirteen and thirty-nine weeks ended September 28, 2016. No amounts were due to us from MSP Conservancy as of September 27, 2017. Total amounts due from MSP Conservancy as of December 28, 2016 were $200, which are included in accounts receivable on the Condensed Consolidated Balance Sheets.
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
During the thirty-nine weeks ended September 27, 2017 and September 28, 2016 the Great American Shake Sale raised $631 and $587, respectively, for Share Our Strength. No amounts were raised for both the thirteen weeks ended September 27, 2017 and September 28, 2016. All proceeds were remitted to Share Our Strength in the respective years. We incurred costs of approximately $29 and $148 for the thirteen and thirty-nine weeks ended September 27, 2017, respectively, and $17 and $115 for the thirteen and thirty-nine weeks ended September 28, 2016, respectively, which represent the cost of the free shakes redeemed. These costs are included in general and administrative expenses on the Condensed Consolidated Statements of Income.
Mobo Systems, Inc.
The Chairman of our Board of Directors serves as a director of Mobo Systems, Inc. (also known as "Olo"), a platform we use in connection with our mobile ordering application. Amounts paid to Olo during the thirteen and thirty-nine weeks ended September 27, 2017 were $19 and $57, respectively, which are included in other operating expenses on the Condensed Consolidated Statements of Income. No amounts were paid to Olo for the thirteen and thirty-nine weeks ended September 28, 2016. No amounts were payable to Olo as of September 27, 2017 and December 28, 2016.
Square, Inc.
In July 2017, our Chief Executive Officer joined the Board of Directors of Square, Inc. ("Square"). We currently use certain point-of-sale applications, payment processing services, hardware and other enterprise platform services in connection with the processing of a limited amount of sales at certain of our Shacks, sales for certain off-site events and in connection with our kiosk technology. Additionally, in March 2017, we partnered with Caviar, Square’s food ordering service, for a limited-time delivery promotion.
Tax Receivable Agreement
As described in Note 10, we entered into a tax receivable agreement with certain members of SSE Holdings that provides for the payment by us of 85% of the amount of tax benefits, if any, that Shake Shack actually realizes or in some cases is deemed to realize as a result of certain transactions. No payments were made to the members of SSE Holdings pursuant to the Tax Receivable Agreement during the thirteen weeks ended September 27, 2017. During the thirty-nine weeks ended September 27, 2017, payments of $1,471, inclusive of interest, were made to the members. No amounts were paid to the members during the thirteen and thirty-nine weeks ended September 28, 2016. As of September 27, 2017 and December 28, 2016, total amounts due under the Tax Receivable Agreement were $283,961 and $272,482, respectively.
Distributions to Members of SSE Holdings
Under the terms of the SSE Holdings LLC Agreement, SSE Holdings is obligated to make tax distributions to its members. During the thirteen and thirty-nine weeks ended September 27, 2017 distributions paid to non-controlling interest holders were $13 and $2,392, respectively. No distributions were paid to non-controlling interest holders for the thirteen weeks ended September 28, 2016. For the thirty-nine weeks ended September 28, 2016 tax distributions of $1,602 were paid to non-controlling interest holders. No tax distributions were payable to non-controlling interest holders as of September 27, 2017. As of December 28, 2016 tax distributions of $607 were payable to non-controlling interest holders.

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
OVERVIEW

Shake Shack is a modern day "roadside" burger stand serving a classic American menu of premium burgers, chicken sandwiches, hot dogs, crinkle cut fries, shakes, frozen custard, beer and wine. As of September 27, 2017, there were 143 Shacks in operation, system-wide, of which 79 were domestic company-operated Shacks, 10 were domestic licensed Shacks and 54 were international licensed Shacks.
Development Highlights
During the quarter, we opened four domestic company-operated Shacks, including our first Shack in San Antonio, Texas, as well as additional Shacks in Nevada, New Jersey and New York City. Additionally, we opened a domestic licensed Shack at M&T Bank Stadium in Baltimore and four international licensed Shacks, which is comprised of the fourth Shack in Japan in the Shinjuku area and a fifth Shack in South Korea, as well as additional Shacks in Turkey and the Middle East. Also during the quarter, we announced plans to enter Hong Kong, Macau and Shanghai, through a new partnership with Maxim's Caterers Limited.
Financial Highlights for the Third Quarter 2017:

▪	Total revenue increased 26.9% to $94.6 million.

▪	Shack sales increased 26.8% to $91.1 million.

▪	Same-Shack sales decreased 1.6%.

▪	Operating income increased 15.7% to $10.6 million, or 11.2% of total revenue.

▪	Shack-level operating profit*, a non-GAAP measure, increased 19.9% to $24.8 million, or 27.2% of Shack sales.

▪	Net income increased 15.9% to $7.9 million and net income attributable to Shake Shack Inc. was $5.0 million, or $0.19 per diluted share.

▪	Adjusted EBITDA*, a non-GAAP measure, increased 19.9% to $18.2 million.

▪	Adjusted pro forma net income*, a non-GAAP measure, increased 13.1% to $6.2 million, or $0.17 per fully exchanged and diluted share.

▪	Nine system-wide Shack openings, including four domestic company-operated Shacks and five licensed Shacks.

26 | Shake Shack Inc. Form 10-Q

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
We continued to execute on our growth strategies in 2017 and the third quarter of 2017 was positively impacted by the incremental sales from the 21 new domestic company-operated Shacks opened between September 28, 2016 and September 27, 2017 and the approximate 1.5% menu price increase implemented in mid-December 2016, offset by (1) a decline in same-Shack sales of 1.6%; (2) increased labor and related expenses resulting from increases in hourly wages that were implemented at the end of fiscal 2016 and investments in our management team to support future growth; and (3) the introduction of more Shacks of various volumes into the system.
Net income attributable to Shake Shack Inc. was $5.0 million, or $0.19 per diluted share, for the third quarter of 2017, compared to $3.8 million, or $0.15 per diluted share, for the same period last year. On an adjusted pro forma basis, which excludes certain non-recurring items and assumes that all outstanding LLC Interests were exchanged for shares of Class A common stock as of the beginning of the period, we would have recognized net income of $6.2 million, or $0.17 per fully exchanged and diluted share, for the third quarter of 2017 compared to $5.5 million, or $0.15 per fully exchanged and diluted share for the the third quarter of 2016, an increase of 13.1%.
FISCAL 2017 OUTLOOK

For the fiscal year ending December 27, 2017, we have revised our financial outlook to the following:

	Current Outlook	Previous Outlook
Total revenue	$354 to $355 million	$351 to $355 million
Same-Shack sales growth (%)	-1.5% to -2%	-2% to -3%
Domestic company-operated Shack openings	24 to 26	23 to 24
Licensed Shack openings	18, net	15, net
Shack-level operating profit margin	26.5% to 27.0%	26.5% to 27.5%
General and administrative expenses	$38 to $40 million	$38 to $40 million
Depreciation expense	$22 million	$22 million
Interest expense	$1.6 to $1.8 million	$1.6 to $2.0 million
Adjusted pro forma effective tax rate (%)	40% to 41%	40% to 41%
PRELIMINARY 2018 OUTLOOK

For the fiscal year ending December 26, 2018, we are providing the following preliminary financial outlook:

Current Outlook
Domestic company-operated Shack openings	32 to 35
Licensed Shack openings	16 to 18, net

Shake Shack Inc. Form 10-Q | 27

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the thirteen and thirty-nine weeks ended September 27, 2017 and September 28, 2016:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 27 2017		September 28 2016		September 27 2017		September 28 2016
Shack sales	$91,100	96.3%	$71,871	96.4%	$253,258	96.4%	$188,430	96.5%
Licensing revenue	3,509	3.7%	2,696	3.6%	9,416	3.6%	6,774	3.5%
TOTAL REVENUE	94,609	100.0%	74,567	100.0%	262,674	100.0%	195,204	100.0%
Shack-level operating expenses(1):
Food and paper costs	25,760	28.3%	20,393	28.4%	71,646	28.3%	53,529	28.4%
Labor and related expenses	23,806	26.1%	18,216	25.3%	66,692	26.3%	46,640	24.8%
Other operating expenses	9,229	10.1%	6,577	9.2%	25,380	10.0%	17,475	9.3%
Occupancy and related expenses	7,522	8.3%	6,009	8.4%	20,741	8.2%	15,541	8.2%
General and administrative expenses	9,204	9.7%	7,885	10.6%	27,352	10.4%	22,265	11.4%
Depreciation expense	5,604	5.9%	3,719	5.0%	15,610	5.9%	10,229	5.2%
Pre-opening costs	2,670	2.8%	2,598	3.5%	6,961	2.7%	6,708	3.4%
Loss on disposal of property and equipment	204	0.2%	—	—%	317	0.1%	—	—%
TOTAL EXPENSES	83,999	88.8%	65,397	87.7%	234,699	89.3%	172,387	88.3%
OPERATING INCOME	10,610	11.2%	9,170	12.3%	27,975	10.7%	22,817	11.7%
Other income, net	229	0.2%	151	0.2%	622	0.2%	197	0.1%
Interest expense	(475)	(0.5)%	(89)	(0.1)%	(1,144)	(0.4)%	(267)	(0.1)%
INCOME BEFORE INCOME TAXES	10,364	11.0%	9,232	12.4%	27,453	10.5%	22,747	11.7%
Income tax expense	2,494	2.6%	2,443	3.3%	7,537	2.9%	6,058	3.1%
NET INCOME	7,870	8.3%	6,789	9.1%	19,916	7.6%	16,689	8.5%
Less: net income attributable to non-controlling interests	2,873	3.0%	3,023	4.1%	7,773	3.0%	8,163	4.2%
NET INCOME ATTRIBUTABLE TO SHAKE SHACK INC.	$4,997	5.3%	$3,766	5.1%	$12,143	4.6%	$8,526	4.4%

(1)	As a percentage of Shack sales.
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
Shack sales were $91.1 million for the thirteen weeks ended September 27, 2017 compared to $71.9 million for the thirteen weeks ended September 28, 2016, an increase of $19.2 million or 26.8%. The growth in Shack sales was primarily driven by the opening of 21 new domestic company-operated Shacks between September 28, 2016 and September 27, 2017, partially offset by lost revenue due to hurricane-related Shack closures, which we estimate to be approximately $0.3 million. Same-Shack sales decreased $0.9 million, or 1.6% during the thirteen weeks ended September 27, 2017, which excludes comparable period sales during hurricane-related closures. The decrease in same-Shack sales is due to a decrease in guest traffic of 3.8%. partially offset by a combined increase of 2.2% in price and sales mix. For purposes of calculating same-Shack sales growth, Shack sales for 39 Shacks were included in the comparable Shack base.

28 | Shake Shack Inc. Form 10-Q

Shack sales were $253.3 million for the thirty-nine weeks ended September 27, 2017 compared to $188.4 million for the thirty-nine weeks ended September 28, 2016, an increase of $64.9 million or 34.4%. The increase is primarily due to the opening of 21 new domestic company-operated Shacks between September 28, 2016 and September 27, 2017. Same-Shack sales decreased $2.7 million, or 1.9%. The decrease in same-Shack sales is primarily due to decreased guest traffic of 3.8%, partially offset by a combined increase of 1.9% in price and sales mix. For purposes of calculating same-Shack sales growth, Shack sales for 39 Shacks were included in the comparable Shack base.
Licensing Revenue
Licensing revenue is comprised of license fees, opening fees for certain licensed Shacks and territory fees. License fees are calculated as a percentage of sales and territory fees are payments for the exclusive right to develop Shacks in a specific geographic area.
Licensing revenue was $3.5 million for the thirteen weeks ended September 27, 2017 compared to $2.7 million for the thirteen weeks ended September 28, 2016, an increase of $0.8 million or 30.2%. Licensing revenue was $9.4 million for the thirty-nine weeks ended September 27, 2017 compared to $6.8 million for the thirty-nine weeks ended September 28, 2016, an increase of $2.6 million or 39.0%. The increase for the thirteen week period was primarily driven by 17 net new licensed Shacks opened between September 28, 2016 and September 27, 2017. The increase for the thirty-nine week period was primarily driven by 17 net new licensed Shacks opened between September 28, 2016 and September 27, 2017 as well as $0.5 million of previously deferred royalty revenue recognized in connection with the initial publication of the Shake Shack book, partially offset by lower revenue from Shacks in the Middle East as a result of macroeconomic and geopolitical volatile conditions.
Food and Paper Costs
Food and paper costs include the direct costs associated with food, beverage and packaging of our menu items. The components of food and paper costs are variable by nature, changing with sales volume, and are impacted by menu mix and fluctuations in commodity costs.
Food and paper costs were $25.8 million for the thirteen weeks ended September 27, 2017 compared to $20.4 million for the thirteen weeks ended September 28, 2016, an increase of $5.4 million or 26.3%. Food and paper costs were $71.6 million for the thirty-nine weeks ended September 27, 2017 compared to $53.5 million for the thirty-nine weeks ended September 28, 2016, an increase of $18.1 million or 33.8%. The increases for the thirteen and thirty-nine week periods were primarily due to the opening of 21 new domestic company-operated Shacks between September 28, 2016 and September 27, 2017.
As a percentage of Shack sales, food and paper costs decreased to 28.3% for the thirteen weeks ended and thirty-nine weeks ended September 27, 2017 from 28.4% for the thirteen weeks ended and thirty-nine weeks ended September 28, 2016. This decrease was primarily the result of menu price increases implemented in December 2016, partially offset by increased promotional activity and food waste associated with hurricane-related Shack closures.
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
Labor and related expenses were $23.8 million for the thirteen weeks ended September 27, 2017 compared to $18.2 million for the thirteen weeks ended September 28, 2016, an increase of $5.6 million or 30.7%. Labor and related expenses were $66.7 million for the thirty-nine weeks ended September 27, 2017 compared to $46.6 million for the thirty-nine weeks ended September 28, 2016, an increase of $20.1 million or 43.0%. These increases for the thirteen and thirty-nine week periods were primarily due to the opening of 21 new domestic company-operated Shacks between September 28, 2016 and September 27, 2017.
As a percentage of Shack sales, labor and related expenses increased to 26.1% and 26.3% for the thirteen and thirty-nine weeks ended September 27, 2017, respectively, compared to 25.3% and 24.8% for the thirteen and thirty-nine weeks ended September 28, 2016, respectively. The increases for the thirteen and thirty-nine week periods were primarily due to increases in hourly wages that were implemented at the end of fiscal 2016, investments in our management team to support future growth and the opening of Shacks at various volumes.

Shake Shack Inc. Form 10-Q | 29

Other Operating Expenses
Other operating expenses consist of Shack-level marketing expenses, utilities, repair and maintenance costs, and other operating expenses incidental to operating our domestic company-operated Shacks, such as non-perishable supplies, credit card fees and property insurance.
Other operating expenses were $9.2 million for the thirteen weeks ended September 27, 2017 compared to $6.6 million for the thirteen weeks ended September 28, 2016, an increase of $2.6 million or 40.3%. Other operating expenses were $25.4 million for the thirty-nine weeks ended September 27, 2017 compared to $17.5 million for the thirty-nine weeks ended September 28, 2016, an increase of $7.9 million or 45.2%. The increases for the thirteen and thirty-nine week periods were primarily due to the opening of 21 new domestic company-operated Shacks between September 28, 2016 and September 27, 2017.
As a percentage of Shack sales, other operating expenses increased to 10.1% and 10.0% for the thirteen and thirty-nine weeks ended September 27, 2017, respectively, compared to 9.2% and 9.3% for the thirteen and thirty-nine weeks ended September 28, 2016. The increase was primarily due to certain higher fixed operating expenses, deleverage from same-Shack sales and the introduction of Shacks at various volumes into the system.
Occupancy and Related Expenses
Occupancy and related expenses consist of Shack-level occupancy expenses (including rent, common area expenses and certain local taxes), excluding pre-opening costs, which are recorded separately.
Occupancy and related expenses were $7.5 million for the thirteen weeks ended September 27, 2017 compared to $6.0 million for the thirteen weeks ended September 28, 2016, an increase of $1.5 million or 25.2%. Occupancy and related expenses were $20.7 million for the thirty-nine weeks ended September 27, 2017 compared to $15.5 million for the thirty-nine weeks ended September 28, 2016, an increase of $5.2 million or 33.5%. The increases for the thirteen and thirty-nine week periods were primarily due to the opening of 21 new domestic company-operated Shacks between September 28, 2016 and September 27, 2017.
As a percentage of Shack sales, occupancy and related expenses decreased to 8.3% for the thirteen weeks ended September 27, 2017 from 8.4% for the thirteen weeks ended September 28, 2016, primarily due to the increased number of leases where we are deemed to be the accounting owner and for which less rent expense is recognized. This was partially offset by the introduction of Shacks at various volumes into the system. For the thirty-nine weeks ended September 27, 2017 and September 28, 2016, occupancy and related expenses as a percentage of Shack sales remained constant at 8.2%.
General and Administrative Expenses
General and administrative expenses consist of costs associated with corporate and administrative functions that support Shack development and operations, as well as equity-based compensation expense.
General and administrative expenses were $9.2 million for the thirteen weeks ended September 27, 2017 compared to $7.9 million for the thirteen weeks ended September 28, 2016, an increase of $1.3 million or 16.7%. General and administrative expenses were $27.4 million for the thirty-nine weeks ended September 27, 2017 compared to $22.3 million for the thirty-nine weeks ended September 28, 2016, an increase of $5.1 million or 22.8%. The increase for the thirteen week period was primarily driven by higher payroll expenses from increased headcount at our home office to support our growth plans and developer costs related to our digital platforms. The increase for the thirty-nine week period was primarily driven by the aforementioned costs as well as costs incurred in connection with our executive transition and the recognition of previously deferred costs related to the initial publication of the Shake Shack book.
As a percentage of total revenue, general and administrative expenses decreased to 9.7% and 10.4% for the thirteen and thirty-nine weeks ended September 27, 2017, respectively, from 10.6% and 11.4% for the thirteen and thirty-nine weeks ended September 28, 2016, respectively. These decreases were primarily due to the increased level of Shack sales.
Depreciation Expense
Depreciation expense consists of the depreciation of fixed assets, including leasehold improvements and equipment.
Depreciation expense was $5.6 million for the thirteen weeks ended September 27, 2017 compared to $3.7 million for the thirteen weeks ended September 28, 2016, an increase of $1.9 million or 50.7%. Depreciation expense was $15.6 million for the thirty-nine weeks ended September 27, 2017 compared to $10.2 million for the thirty-nine weeks ended September 28, 2016, an increase of $5.4 million or 52.6%. The increases for the thirteen and thirty-nine week periods were due primarily to incremental depreciation of

30 | Shake Shack Inc. Form 10-Q

property and equipment related to the opening of 21 new domestic company-operated Shacks between September 28, 2016 and September 27, 2017.
As a percentage of total revenue, depreciation expense increased to 5.9% for both the thirteen and thirty-nine weeks ended September 27, 2017 compared to 5.0% and 5.2% for the thirteen and thirty-nine weeks ended September 28, 2016, respectively, primarily due to the deleverage from same-Shack sales and the entry of Shacks at various volumes into the system.
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
Pre-opening costs were $2.7 million for the thirteen weeks ended September 27, 2017 compared to $2.6 million for the thirteen weeks ended September 28, 2016, an increase of $0.1 million or 2.8%. Pre-opening costs were $7.0 million for the thirty-nine weeks ended September 27, 2017 compared to $6.7 million for the thirty-nine weeks ended September 28, 2016, an increase of $0.3 million or 3.8%. The variances for the thirteen and thirty-nine week periods were due to the timing and total number of new domestic company-operated Shacks expected to open.
Loss on Disposal of Property and Equipment
Loss on disposal of property and equipment represents the net book value of assets that have been retired and consists primarily of furniture and fixtures that were replaced in the normal course of business.
The loss on disposal of property and equipment for the thirteen and thirty-nine weeks ended September 27, 2017 was $0.2 million and $0.3 million, respectively. The loss on disposal of property and equipment for the thirteen and thirty-nine weeks ended September 28, 2016 was not material.
Other Income, Net
Other income, net consists of interest income, dividend income and net realized gains and losses from the sale of marketable securities.
Other income, net for the thirteen and thirty-nine weeks ended September 27, 2017 was $0.2 million and $0.6 million, respectively. Other income, net for both the thirteen and thirty-nine weeks ended September 28, 2016 was $0.2 million. The increase for the thirty-nine week period was primarily due to increased dividend income in the period.
Interest Expense
Interest expense primarily consists of amortization of deferred financing costs, imputed interest on deferred compensation, interest on the current portion of our liabilities under the Tax Receivable Agreement, imputed interest on our deemed landlord financing liability as well as interest and fees on our Revolving Credit Facility.
Interest expense for the thirteen and thirty-nine weeks ended September 27, 2017 was $0.5 million and $1.1 million, respectively, compared to $0.1 million and $0.3 million for the thirteen and thirty-nine weeks ended September 28, 2016. These increases were primarily due to the increased number of leases where we are deemed to be the accounting owner.
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

Shake Shack Inc. Form 10-Q | 31

Income tax expense was $2.5 million for the thirteen weeks ended September 27, 2017 compared to $2.4 million for the thirteen weeks ended September 28, 2016. Our effective income tax rate decreased to 24.1% for the thirteen weeks ended September 27, 2017 from 26.5% for the thirteen weeks ended September 28, 2016. The decrease was driven by a benefit related to an adjustment recognized in connection with the filing of our prior year tax returns and higher tax credits, which were partially offset by the increase in our ownership interest in SSE Holdings and higher foreign withholding taxes.
Income tax expense was $7.5 million for the thirty-nine weeks ended September 27, 2017 compared to $6.1 million for the thirty-nine weeks ended September 28, 2016. Our effective income tax rate increased to 27.5% for the thirty-nine weeks ended September 27, 2017 from 26.6% for the thirty-nine weeks ended September 28, 2016.
As our ownership interest in SSE Holdings increases, our share of the taxable income of SSE Holdings will also increase. When compared to consolidated pre-tax income, this will result in increases to our effective income tax rate. Our weighted-average ownership interest in SSE Holdings increased to 70.9% and 70.3% for the thirteen and thirty-nine weeks ended September 27, 2017, respectively, compared to 66.1% and 61.5% for the thirteen and thirty-nine weeks ended September 28, 2016, respectively. This increase in ownership interest was the primary driver for the increase in our effective income tax rate for the thirty-nine week period, partially offset by a benefit related to an adjustment recognized in connection with the filing of our prior year tax returns and higher tax credits.
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
Net income attributable to non-controlling interests was $2.9 million and $3.0 million for the thirteen weeks ended September 27, 2017 and September 28, 2016, respectively, a decrease of $0.1 million or 5.0%. This decrease was driven by the decrease in the non-controlling interest holders' weighted average ownership, which was 29.1% and 33.9%, for the thirteen weeks ended September 27, 2017 and September 28, 2016, respectively.
Net income attributable to non-controlling interests was $7.8 million and $8.2 million for the thirty-nine weeks ended September 27, 2017 and September 28, 2016, respectively, a decrease of $0.4 million or 4.8%. This decrease was primarily driven by a decrease in the non-controlling interest holders' weighted average ownership, which was 29.7% and 38.5% for thirty-nine weeks ended September 27, 2017 and September 28, 2016, respectively.

32 | Shake Shack Inc. Form 10-Q

NON-GAAP FINANCIAL MEASURES

To supplement the consolidated financial statements, which are prepared and presented in accordance with U.S. generally accepted accounting principles (“GAAP”), we use the following non-GAAP financial measures: Shack-level operating profit, Shack-level operating profit margin, EBITDA, adjusted EBITDA, adjusted EBITDA margin, adjusted pro forma net income and adjusted pro forma earnings per fully exchanged and diluted share (collectively the "non-GAAP financial measures").
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

Shake Shack Inc. Form 10-Q | 33

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 27 2017	September 28 2016	September 27 2017	September 28 2016
Operating income	$10,610	$9,170	$27,975	$22,817
Less:
Licensing revenue	3,509	2,696	9,416	6,774
Add:
General and administrative expenses	9,204	7,885	27,352	22,265
Depreciation expense	5,604	3,719	15,610	10,229
Pre-opening costs	2,670	2,598	6,961	6,708
Loss on disposal of property and equipment	204	—	317	—
Shack-level operating profit	$24,783	$20,676	$68,799	$55,245

Total revenue	$94,609	$74,567	$262,674	$195,204
Less: licensing revenue	3,509	2,696	9,416	6,774
Shack sales	$91,100	$71,871	$253,258	$188,430

Shack-level operating profit margin	27.2%	28.8%	27.2%	29.3%

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

34 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	September 27 2017	September 28 2016	September 27 2017	September 28 2016
Net income	$7,870	$6,789	$19,916	$16,689
Depreciation expense	5,604	3,719	15,610	10,229
Interest expense, net	456	66	1,086	198
Income tax expense	2,494	2,443	7,537	6,058
EBITDA	16,424	13,017	44,149	33,174

Equity-based compensation	1,289	1,577	3,823	3,817
Deferred rent	240	560	767	1,807
Loss on disposal of property and equipment	204	—	317	—
Executive transition costs(1)	13	—	664	—
ADJUSTED EBITDA	$18,170	$15,154	$49,720	$38,798

(1)	Represents fees paid to an executive recruiting firm, a non-recurring signing bonus and certain other benefits paid upon the hiring of our chief financial officer.

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

Shake Shack Inc. Form 10-Q | 35

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands, except per share amounts)	September 27 2017	September 28 2016	September 27 2017	September 28 2016
Numerator:
Net income attributable to Shake Shack Inc.	$4,997	$3,766	$12,143	$8,526
Adjustments:
Reallocation of net income attributable to non-controlling interests from the assumed exchange of LLC Interests(1)	2,873	3,023	7,773	8,163
Executive transition costs(2)	13	—	664	—
Income tax expense(3)	(1,695)	(1,318)	(3,448)	(3,171)
Adjusted pro forma net income	$6,188	$5,471	$17,132	$13,518

Denominator:
Weighted-average shares of Class A common stock outstanding—diluted	26,477	24,554	26,248	22,805
Adjustments:
Assumed exchange of LLC Interests for shares of Class A common stock(1)	10,693	12,314	10,882	13,988
Adjusted pro forma fully exchanged weighted-average shares of Class A common stock outstanding—diluted	37,170	36,868	37,130	36,793

Adjusted pro forma earnings per fully exchanged share—diluted	$0.17	$0.15	$0.46	$0.37

(1)
Assumes the exchange of all outstanding LLC Interests for shares of Class A common stock, resulting in the elimination of non-controlling interests and recognition of net income attributable to non-controlling interests.

(2)	Represents fees paid to an executive recruiting firm, a non-recurring signing bonus and certain other benefits paid upon the hiring of our chief financial officer.

(3)
Represents the tax effect of the aforementioned adjustments and pro forma adjustments to reflect corporate income taxes at assumed effective tax rates of 40.4% and 39.1% for the thirteen and thirty-nine weeks ended September 27, 2017, respectively, and 40.7% and 40.6% for the and thirteen and thirty-nine weeks ended September 28, 2016, respectively. Amounts include provisions for U.S. federal and certain state and local income taxes, assuming the highest statutory rates apportioned to each applicable state and local jurisdiction, and exclude the effect of any adjustments related to the filing of prior year tax returns.

36 | Shake Shack Inc. Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, short-term investments and availability under our Revolving Credit Facility. As of September 27, 2017, we maintained a cash and cash equivalents balance of $26.9 million, a short-term investments balance of $63.3 million and had $19.3 million of availability under our Revolving Credit Facility.
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
In addition, we are obligated to make payments to certain members of SSE Holdings under the Tax Receivable Agreement. As of September 27, 2017, such obligations totaled $284.0 million. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. Although the amount of any payments that must be made under the Tax Receivable Agreement may be significant, the timing of these payments will vary and will generally be limited to one payment per member per year. The amount of such payments are also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us or to SSE Holdings, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
We believe that cash provided by operating activities, cash on hand and availability under the Revolving Credit Facility will be sufficient to fund our operating lease obligations, capital expenditures, deemed landlord financing obligations and working capital needs for at least the next 12 months and the foreseeable future.
Summary of Cash Flows
The following table presents a summary of our cash flows from operating, investing and financing activities.

	Thirty-Nine Weeks Ended
(in thousands)	September 27 2017	September 28 2016
Net cash provided by operating activities	$53,971	$40,522
Net cash used in investing activities	(41,455)	(99,336)
Net cash provided by financing activities	2,764	192
Increase (decrease) in cash	15,280	(58,622)
Cash at beginning of period	11,607	70,849
Cash at end of period	$26,887	$12,227
Operating Activities
For the thirty-nine weeks ended September 27, 2017 net cash provided by operating activities was $54.0 million compared to $40.5 million for the thirty-nine weeks ended September 28, 2016, an increase of $13.5 million. This increase was primarily driven by the opening of 21 new domestic company-operated Shacks.
Investing Activities
For the thirty-nine weeks ended September 27, 2017 net cash used in investing activities was $41.5 million compared to $99.3 million for the thirty-nine weeks ended September 28, 2016, a decrease of $57.8 million. This decrease was primarily due to a decrease in net purchases of marketable securities.

Shake Shack Inc. Form 10-Q | 37

Financing Activities
For the thirty-nine weeks ended September 27, 2017 net cash provided by financing activities was $2.8 million compared to $0.2 million for the thirty-nine weeks ended September 28, 2016, an increase of $2.6 million. This increase is primarily due to an increase of $4.5 million in proceeds from the exercise of employee stock options, offset by $1.5 million in payments made under the Tax Receivable Agreement.
Revolving Credit Facility
We maintain a Revolving Credit Facility that provides for a revolving total commitment amount of $50.0 million, of which $20.0 million is available immediately. The Revolving Credit Facility will mature and all amounts outstanding will be due and payable in February 2020. The Revolving Credit Facility permits the issuance of letters of credit upon our request of up to $10.0 million. Borrowings under the Revolving Credit Facility bear interest at either: (i) LIBOR plus a percentage ranging from 2.3% to 3.3% or (ii) the prime rate plus a percentage ranging from 0.0% to 0.8%, depending on the type of borrowing made under the Revolving Credit Facility. As of September 27, 2017, there were no amounts outstanding under the Revolving Credit Facility. We had $19.3 million of availability, as of September 27, 2017, after giving effect to $0.7 million in outstanding letters of credit.
The Revolving Credit Facility is secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' wholly-owned domestic subsidiaries (with certain exceptions).
The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability to, subject to specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; pay dividends or make distributions; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the Revolving Credit Facility contains certain cross-default provisions. We are required to maintain a specified consolidated fixed-charge coverage ratio and a specified funded net debt to adjusted EBITDA ratio, both as defined under the Revolving Credit Facility. As of September 27, 2017, we were in compliance with all covenants.
CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2016, as amended, other than those made in the ordinary course of business and a lease entered into for a new home office. See "—Off-Balance Sheet Arrangements” for further details.
OFF-BALANCE SHEET ARRANGEMENTS

In August 2017, we entered into a lease for a new home office, with a term of 15 years and two five-year renewal options. Total minimum lease payments of over the initial term of the lease amount to $34.6 million.
There have been no other material changes to our off-balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2016, as amended.

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 27, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

40 | Shake Shack Inc. Form 10-Q

Item 6. Exhibits.

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Shake Shack Inc., effective February 4, 2015	8-K	3.1	2/10/2015
3.2	Amended and Restated Bylaws of Shack Shake Inc., dated February 4, 2015	8-K	3.2	2/10/2015
4.1	Form of Class A Common Stock Certificate	S-1/A	4.1	1/28/2015
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				#
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*

#	Furnished herewith.

Shake Shack Inc. Form 10-Q | 41

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shake Shack Inc.
(Registrant)

Date: November 2, 2017	By:	/s/ Randy Garutti
Randy Garutti
Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: November 2, 2017	By:	/s/ Tara Comonte
Tara Comonte
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

42 | Shake Shack Inc. Form 10-Q