Form 10-K
period 2017-12-27
Shake Shack Inc.
filed 2018-02-26
CIK 1620533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule-405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of June 28, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $778,146,403, computed using the closing price on that day of $35.64. Solely for purposes of this disclosure, shares of common stock held by members part of the Voting Group pursuant to to the Stockholders Agreement, as amended, of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of affiliates is not necessarily a conclusive determination for any other purposes.
As of February 14, 2018, there were 27,078,149 shares of Class A common stock outstanding and 9,701,815 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

SHAKE SHACK INC.

2 | Shake Shack Inc. Form 10-K

Cautionary Note About Forward-Looking Information
This Annual Report on Form 10-K ("Form 10-K") contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), which are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different. All statements other than statements of historical fact are forward-looking statements. Many of the forward-looking statements are located in Part II, Item 7 of this Form 10-K under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations", including, but not limited to, expected financial outlook for fiscal year 2018, expected Shack openings, expected same-Shack sales growth and trends in our business. Forward-looking statements discuss our current expectations and projections relating to our financial position, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "aim," "anticipate," "believe," "estimate," "expect," "forecast," "outlook," "potential," "project," "projection," "plan," "intend," "seek," "may," "could," "would," "will," "should," "can," "can have," "likely," the negatives thereof and other similar expressions.
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

Shake Shack Inc. Form 10-K | 1

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
See Note 1 to the consolidated financial statements included in Part II, Item 8 for more information about the above-mentioned transactions as well as the other transactions completed in connection with our IPO, which we refer to collectively as the "Organizational Transactions." As of December 27, 2017, Shake Shack Inc. owned 72.1% of SSE Holdings and the non-controlling interest holders owned the remaining 27.9% of SSE Holdings.
OVERVIEW

Shake Shack is a modern day "roadside" burger stand serving a classic American menu of premium burgers, hot dogs, crispy chicken, frozen custard, crinkle cut fries, shakes, beer, wine and more. Originally founded by Danny Meyer's Union Square Hospitality Group ("USHG"), which owns and operates some of New York City's most acclaimed and popular restaurants—Union Square Cafe, Gramercy Tavern, Blue Smoke, The Modern at the Museum of Modern Art, Maialino, North End Grill, Untitled, Marta, Martina and Daily Provisions—Shake Shack originated as a hot dog cart in 2001 to support the rejuvenation of New York City's Madison Square Park through its Conservancy's first art installation, "I Y Taxi." The hot dog cart was an instant success, with lines forming daily throughout the summer months for the next three years. In response, the city's Department of Parks and Recreation awarded Shake

2 | Shake Shack Inc. Form 10-K

Shack a contract to create a kiosk to help fund the park's future. In 2004, Shake Shack officially opened and immediately became a community gathering place for New Yorkers and visitors from all over the world and has since become a beloved New York City institution, garnering significant media attention, critical acclaim and a passionately-devoted following. Since its inception, Shake Shack has grown rapidly—with 159 Shacks, as of December 27, 2017, in 11 countries and 20 states, as well as the District of Columbia—and we continue to expand outside our home market bringing the Shake Shack experience to new customers around the world.
THE SHACK PACT

Our commitment to the Shack Pact is stronger than ever. This is the agreement that our team makes at Shake Shack to lead our company with integrity, with purpose and with intention. It’s our mission and vision. Quite simply: it’s What We Do and Who We Are and it’s the ethos of our work each and every day as we grow Shake Shack. The Shack Pact™ is prominently displayed in the team member areas of every Shack, on the inside cover of the Shackademics™ book (our training manual) and acts as the template for every pre-meal meeting agenda (daily Shack team meeting).
WHAT WE DO:
We Stand For Something Good
WHO WE ARE:
We Are Boundless Hospitality
Hospitality is in our DNA. We take great pride in our culture and believe that it is the single most important factor in our success. Our mission to Stand For Something Good® permeates throughout every Shack we build, every ingredient we source and every team member we hire. We take care of each other first and foremost so that we can take care of our guests, our community, our suppliers and our investors. We aim to recruit people who have integrity, who are warm, friendly, motivated, caring, self-aware and intellectually curious—what we call "51%'ers." We use the term "51%" to describe the inherent interpersonal and emotional skills needed to thrive on the job and "49%" to describe the technical skills needed for the job. Our 51%'ers are excited and committed to champion performance, remarkable and enriching hospitality, embodying our culture, and actively growing themselves and the brand. Danny Meyer's original vision of Enlightened Hospitality™ guided the creation of the unique Shake Shack culture that, we believe, creates a differentiated experience for our guests at each of our Shacks around the world. Our team is trained to understand and practice the values of Enlightened Hospitality: caring for each other, caring for our guests, caring for our community, caring for our suppliers and caring for our investors. These principles have been championed by Danny Meyer throughout his career and are detailed in his New York Times best-selling book Setting the Table: The Transforming Power of Hospitality in Business, and they are fundamental to the way we operate our business.
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
Hospitality in the Digital Age
Shake Shack is devoted to its digital future, pursuing innovation in technology that seeks to create an active dialogue with our guests, drive higher engagement and raise the bar on operational excellence and overall guest experience.
An essential part of Shake Shack digital is the Shack App. Launched in 2017, the Shack App is our first-ever mobile ordering app-available on both IOS and Android nationwide. With the Shack App, we’re able to meet our guests where they are and provide them

Shake Shack Inc. Form 10-K | 3

a whole new way to experience Shake Shack. The Shack App was developed to elevate the in-Shack experience, aiming to provide shorter pick-up times and convenient mobile ordering. Guests can now order Shake Shack when they want it right from their phone, and it will be cooked-to-order and timed to their arrival. The Shack App features all our menu classics—all-natural beef burgers, flat-top dogs, chicken sandwiches, frozen custard, crinkle cut fries and more—and includes all the mobile ordering essentials: guests can pick from their favorite orders; keep track of food allergies; access nutritional information; see the latest events and promos; connect to all Shake Shack social media channels and share feedback. In 2017 our Shack App was awarded with an Appy Award by MediaPost for best app in the restaurants, food and beverage category, and was also a W3 Silver Award winner in the food and beverage category.
Shake Shack continues to seek out ways to innovate in the digital space and raise the bar on hospitality. In August 2017, we launched the Shake Shack chatbot. With the ability to answer guests’ most frequently asked questions in-channel on Twitter and Facebook and online at shakeshack.com, the ShackBot is another example of our commitment to creating a premium guest experience. Guests are now able to engage with the bot to learn more about the menu, featured items, nutritional information, hours and more. Guests are also invited to provide feedback and granted easy access to download the Shack App and sticker package.
In October 2017, we introduced our first kiosk-only ordering, cashless environment at our Astor Place Shack in New York City. The Shack kiosk was developed with an enhanced guest experience in mind, allowing us to serve more people at peak times—whether in-Shack, for pickup via the Shack App or even delivery—resulting in fewer lines, less wait time and less friction at every channel. The Shack kiosk replicates the experience of the Shack App with a sharp aesthetic, an intuitive touch screen interface and ease of ordering. Guests simply select their food, place an order and choose to receive an alert via text when their order is ready. Hospitality Champs are stationed around the kiosks to assist guests with their orders and answer any questions.
We continue to explore delivery as a way to bring Shake Shack to our guests wherever they are and whenever they want. As an essential part of how consumers eat today, delivery presents a unique opportunity to reach even more people and allow them to engage with Shake Shack on their terms. In 2017 we conducted delivery pilots with several potential partners. We also created and tested new packaging. We learned about our various Shacks' ability to handle delivery at peak times and gained perspective on the capabilities of delivery partners and the benefits of systems integration. We expect that our thoughtful, strategic approach to delivery will result in an overall better Shake Shack experience for our guests.
Technology touches all aspects of our business—we embrace it and know it to be an invaluable vehicle for enhancing guest experience and hospitality across all touchpoints.
We Are a Team: We Take Care of Each Other
Our people make all the difference. More than ever, it’s incredibly important to invest in our team. We believe the unity that we have built amongst our Shack teams and across the Company as a whole is a key driver of our ability to deliver a great guest experience and, therefore, continue to successfully grow our footprint. We seek to be the employer of choice by offering competitive wages, comprehensive benefits and a variety of incentive programs. As wages rise across all income levels, we continue to play offense to compensate our team at the right wage for their long term development. We believe that team members who are treated and trained well will deliver Enlightened Hospitality and a superior guest experience. Through our leadership development programs, we teach our team members the principles of Enlightened Hospitality and how to live and breathe our Shack Pact, the agreement that encompasses our value system and brand ethos. Ultimately, we know when we have the best team, we will reach our stated goals.
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

4 | Shake Shack Inc. Form 10-K

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
We care about our team and want to set them up for success in the future, both at Shake Shack and in their careers. We continue to invest in training materials that teach our team members how to reach the next step of the Steppin' Up Model. We've also developed training manuals on how to become a leader at Shake Shack. These training manuals lay out the specific certifications, procedures and modules each team member needs to complete in order to move up to the next level. Our shift manager position, a level between a team member and manager, allows team members to be introduced to certain managerial-level skills before making the full transition to manager. We are incredibly proud of the number of leaders who continue to graduate from hourly roles to shift managers, and on up the ladder of Shack leadership.
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

Burgers & Chicken
Our burgers are made with a proprietary whole-muscle blend of 100% all-natural, hormone and antibiotic-free Angus beef, ground fresh daily, cooked to order and served on a non-GMO potato bun. We take great care in the preparation of our burgers—from sourcing, to handling, to cooking—to ensure that the taste and quality of the burgers we serve is second to none. Our signature burger is the ShackBurger®, which is a four-ounce cheeseburger topped with lettuce, tomato and ShackSauce™. Our burger offerings also include the SmokeShack®, 'Shroom Burger™ (our vegetarian burger), Shack Stack® and Hamburger. Our Chick’n Shack™ is a 100% all-natural, hormone and antibiotic-free cage-free chicken breast, slow cooked in buttermilk herbs, hand-battered, hand-breaded and crisp-fried to order. In January 2018, we were also proud to announce our limited time offer menu, the Griddled Chick'n Club.

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

Shake Shack Inc. Form 10-K | 5

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
Shack-Wide Limited Time Offerings ("LTO")
We continued our LTO program through fiscal 2017 where we featured a new premium burger or chicken menu item for varying time periods throughout the year. We will continue to supplement our core menu with targeted innovation inspired by the best versions of the classic American roadside burger stands.

▪
BBQ Lineup — In February 2017 we launched a limited-edition lineup of BBQ items nationwide. The BBQ ShackMeister Burger is a 100% all-natural Angus beef cheeseburger topped with crispy ShackMeister Ale-marinated shallots and Shack BBQ sauce; the BBQ Chick’n Shack is a crispy 100% all-natural and antibiotic-free chicken breast with Shack BBQ sauce and pickles; and the BBQ Bacon Cheese Fries are crinkle-cut fries topped with all-natural smoked Niman Ranch bacon, Shack BBQ Sauce and cheese sauce.

▪
Chili Menu — In October 2017 we rolled out a chili-themed menu at Shacks nationwide, which initially debuted exclusively on the Shack App and subsequently was available for in-Shack ordering. The menu featured a Chili Cheeseburger, a Chili Cheese Dog and Chili Cheese Fries, in which each item is topped with a smoked and slow braised beef chili with ancho and chile de arbol peppers.

6 | Shake Shack Inc. Form 10-K

▪
Trio of Featured Shakes — In 2017 we replaced the Shake of the Week with a trio of featured shakes, offering our guests a new slate of premium shake offerings for extended periods of time. For approximately three months each, we offered a trio of new featured shakes, which included: Mint Cookies & Cream, Salted Vanilla Toffee and Mud Pie; Chocolate Cookies & Cream, Raspberry Cheesecake and Salted Caramel Pretzel; and Frozen Hot Cocoa, Christmas Cookie and Chocolate Peppermint.

Exclusive Offerings
In addition to supplementing our menu with LTOs, we also seek to create new and exciting offerings that are inspired by local favorites or special events. Some examples of our exclusive offerings from fiscal 2017 include:

▪
The Salty Donut Concrete — To celebrate our newly expanded space in the Miami Beach Shack, in May 2017 we had a limited-edition collaboration with The Salty Donut and an exclusive retail collaboration with LYFE Brand. The Salty Donut concrete features a vanilla frozen custard blended with The Salty Donut's Dulce De Leche donut, banana and salted caramel, all topped with The Salted Donut's Mini Chocolate, Chocolate Donut.

▪
Seasonal Coffee Cake — In May 2017 the Madison Square Park Shack started serving breakfast daily. In addition to our signature breakfast sandwiches and Shack Apple Turnover, the Madison Square Park Shack offers a special seasonal coffee cake by Daily Provisions, a Union Square Hospitality Group eatery. This exclusive breakfast addition is a sour cream coffee cake made with seasonal fruit and topped with oat and cornmeal crumble.

▪
Hot Chick'n — The Hot Chick’n is a crispy chicken breast dusted with a guajillo and cayenne pepper blend and topped with slaw and pickles, which was offered at Shacks nationwide for a limited time in July 2017. The Hot Chick’n joins the award-winning Chick’n Shack, Shake Shack’s first-ever chicken sandwich that debuted in 2015. The Hot Chick'n debuted early exclusively via the Shack App before being rolled out for in-Shack ordering.

▪
Shack Everest — In celebration of Cory Richards and Adrian Ballinger's epic summit of Mount Everest, we whipped up a custom concrete just for them! The Shack Everest concrete is made as a double, with Mast Brothers dark chocolate chunks with vanilla frozen custard, chocolate sprinkles, whipped cream and topped with an “Everest” sugar cone peak.

Chef Collaborations
Our fine dining heritage has enabled Shake Shack to team up with some of the world's best chefs for short-term special menu items. We devote significant resources to menu innovation and are frequently invited to participate and compete in chef events such as the South Beach Wine and Food Festival's Burger Bash, which allows us to test out new creations that can often lead to the introduction of new items. Some of our more notable collaborations in fiscal 2017 include:

▪
Humm Burger and Patty Shack — In March 2017 we participated in a two-part collaboration with Chef Daniel Humm of NoMad at select LA Shacks and the NoMad Truck, in which we featured the Humm Burger and the Patty Shack. The Humm Burger, which was last served at our Decade of Shack celebrations in 2014, is a gruyère cheeseburger topped with applewood smoked bacon, celery relish, Bibb lettuce & truffle mayo, and the Patty Shack is our take on NoMad’s famous chicken burger —a black truffle chicken burger with cave-aged Jasper Hill Farm cheddar and gruyère cheese, onion, leek and ShackSauce.

▪
Golden State Shake — We collaborated with Nicole Rucker of Rucker's Pie in creating the Golden State Shake — a blend of vanilla frozen custard, salted honey butter sauce and finely crushed cornflakes topped with whipped cream, inspired by her famous honey cornflake donut. The Golden State Shake was available at all LA Shacks for the month of May.

▪
SmokeShack Rotolo and Chick'n Parm — We joined forces with Pizzeria Vetri in September 2017 to bring an exclusive menu to select Philly Shacks, all Philadelphia Pizzeria Vetri locations, the Logan Circle Shack and Pizzeria Vetri 14th Street Corridor. Playing on our classic SmokeShack, Pizzeria Vetri served up the SmokeShack Rotolo, a new take on their signature rotolo made with ground beef, all-natural smoked Niman Ranch bacon, Shack cheese sauce and chopped cherry pepper. Simultaneously, we offered the Chick’n Parm, a crispy chicken breast topped with Pizzeria Vetri marinara sauce, fresh mozzarella and basil.

Shake Shack Inc. Form 10-K | 7

▪
Den Shack — For one day only, we brought a taste of Tokyo to our Madison Square Park Shack. We teamed up with Michelin-starred Chef Zaiyu Hasegawa to offer the Den Shack, an all-natural 100% Angus beef burger topped with applewood-smoked bacon, DEN miso ShackSauce, sansho pepper and house-pickled cucumbers, which was previously exclusive at the Meiji-Jingu Gaien Shack. In addition to the Den Shack, we also offered a Black Sesame Shake, featuring vanilla frozen custard blended with black sesame puree.

Shake Shack: Recipes & Stories
Guests and fans can now take Shake Shack home with them and try various recipes and inspired menu items in their own kitchen. In May 2017 we launched the Shake Shack cookbook, with 70 recipes, 200 photographs and plenty of stories, fun facts and pro tips for the home cook and Shack fan. The book is organized by menu item — burgers, chicken sandwiches, fries, concretes— and reveals some of our "secrets" for the Shake Shack guest to try at home.
We Are A Warm Community Gathering Place
Design Philosophy
The experience of Shake Shack continues to drive our strategy. Throughout fiscal 2017, and looking forward, we continued to enhance our design capability, simultaneously designing some of our most dynamic Shacks while gaining efficiency in the design process to prepare for the scalability of development ahead. The design of our Shacks is critical to the Shake Shack experience and we blend our core brand identifiers with features specifically designed for each Shack to be of its place and connect directly with its neighborhood. Whether domestic or international, we are passionate about securing vibrant sites and creating unique designs that give each Shack a hand-crafted look, are locally focused, and are appropriate for their respective communities. A typical domestic company-operated Shack is generally between 3,000 and 3,500 square feet with interior seating for between 75 and 100 guests. Additionally, whenever possible, our domestic company-operated Shacks feature either outdoor seating or easy access to a park or green space. We use high-quality tactile materials, warm lighting that focuses on every table and highlights the textured walls and seating layouts that encourage guests to relax and stay for a while. We take great care to build each Shack with thoughtful design, including distinctive architectural features, and compelling eco-friendly touches, such as a solar roof in a few of our free-standing Shacks—all while taking key inspiration from our first home in Madison Square Park. The original Shake Shack in Madison Square Park was designed by SITE Architecture and Design, led by James Wines and Denise Lee, in collaboration with Pentagram, led by Paula Scher. This design set the tone for a dynamic dialogue inside the park and our surrounding neighborhood that continues to drive our designs today. The overall atmosphere of our new Shacks evoke the very best from the original park kiosk, as well as the best of the fine dining experience in terms of the quality of design, materials used, lighting and music. We are mindful that each new Shack should embody the experience of the Madison Square Park Shake Shack—the line, the kiosk style, the experience of ordering food made just for you and the energetic open kitchen.
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
Often during the construction of new Shacks, particularly those in new markets, we re-imagine the often uninspiring plywood barriers that surround a construction site and use this as a canvas to begin the process of introducing Shake Shack to the community prior to our opening. We also collaborate with local artists and designers to bring beautiful artwork designs and installation to our Shacks from time to time. In 2017 we partnered with Brooklyn-based artist Laolu to reflect the vibrant life of our community with a three-part mural on the walls of the Flatbush Avenue Shack. We also worked with illustrator Leon Johnson who brought his inspiration of the community to life using mixed media, ink, paint and found objects to the walls of our Morningside Heights Shack.
Today, we continue to evolve our timeless designs through the engagement of different designers from around the country.  We continue to develop our prototypes, “classic” Shack designs, free-standing, in-line and unique, one-of-a-kind formats.  We are constantly pushing to be more creative and nimble, allowing us to ramp up our growth while making the Shack experience even more dynamic and accessible, as well as adapting to smaller footprints, proving our versatility and ability to enter and flourish in a variety of spaces. We currently use our second generation prototype model: a 3,200 square foot free-standing Shack that fits well in suburban locations, designed with more efficient use of materials while still offering the same full guest experience. Additionally, we further innovated our Shack design in the digital space by introducing a whole new guest flow with the opening of our first kiosk-

8 | Shake Shack Inc. Form 10-K

only ordering and cashless environment at Astor Place in October 2017. We designed an optimized kitchen, with a self-service beverage station, bringing it out of the kitchen, as well as a split-kitchen format that allows for greater output during peak times.
We also announced in fiscal 2017 that our home office headquarters will move to the West Village of New York City. Our new home office will feature expanded space for our home office employees, a Shack on the ground floor, a test kitchen facility on the lower level where our culinary team can continue to dream up new menu items, and a multi-purpose room to host special events and training. We engaged the team at Michael Hsu Office of Architecture in designing the new home office, who we have also worked with in bringing us designs at our Shacks, for example, in West Hollywood and South Lamar. Our new home office is an important investment in our team, our continued growth and our ability to innovate even more.
Beloved Lifestyle Brand
Since 2004, we have become a globally recognized brand with outsized consumer awareness relative to our current footprint of 159 Shacks, opening our first international Shack after only seven domestic Shacks. Shake Shack has become a New York City institution, a vibrant and authentic community gathering place that delivers an unparalleled experience to our loyal guests and a broad, global demographic. Shake Shack grew up alongside the emergence of social media and has benefited from an ongoing love affair with passionate fans who share their real-time experiences with friends. We aim to establish genuine connections with our guests and the communities in which they live. Shake Shack continues to be recognized in global media with impressions garnering attention well beyond our size.
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
Digital and Social Media
Much like we design our Shacks to be community gathering places, we execute a social media strategy that creates an online, on-brand community gathering place. Our guests and fans easily connect with us through Facebook, Instagram, Twitter, Tumblr, Pinterest and Snapchat. We recognize the impact of social media on today's consumers and we use these platforms to share information with our guests about new menu items, new Shack openings and other relevant Shake Shack information. As of December 27, 2017, globally, we had approximately 815,000 Facebook fans, 561,000 Instagram followers and 101,000 Twitter followers. We communicate with our fans in creative and organic ways that both strengthen our connection with them and increase brand awareness. We use Facebook live-streaming to post videos including interviews with our culinary partners, Shack leaders and sneak peeks into our new Shacks. In June 2016, we ranked #4 on Restaurant Social Media Index's top 250 restaurant brands, which is measured on influence, sentiment and engagement.
The launch of our Shack App provides a new way to experience Shake Shack and promote our signature menu items as well as our creative promotions. In addition to our social media presence, the Shack App is another digital tool that allows us to further expand our brand awareness and increase connectivity with our guests. Guests have the opportunity to take advantage of certain promotions and vouchers featured on the Shack App. After we launched the Shack App nationwide in January 2017, we ran a company-wide promotion offering a free single ShackBurger to each guest who downloads the new Shack App. On our shakeshack.com website we have a mobile-friendly interactive digital tool featuring allergen and nutritional data, dedicated Shack App page and a Shack city guide section with local geo-mapping. Additionally, in August 2017 we launched our Shake Shack chatbot , which was introduced through Facebook Messenger and Twitter DM, to answer guests’ most frequently asked questions.
Community and Charitable Partners
Each Shack focuses on conveying a consistent national brand message while also tailoring marketing efforts to each Shack. We always have menu items that feature local ingredients and beers that are specific to each Shack's community. We also aim marketing efforts at local events which help position Shake Shack as a premium brand that is connected to its neighborhood through participating in local celebrations and developing relationships within the community. Outside of local events, each Shack has a local charity partner to which it donates 5% of the sales from its Pie Oh My concrete. Beginning in August 2017, the D.C. Shacks, for instance, featured the "Livin' the Pie Life" and donates 5% of this Pie Oh My concrete's sales to Casey's Trees.

Shake Shack Inc. Form 10-K | 9

In addition to each Shack's local charity partner, Shacks will also participate or host other local charitable events. Some examples include:

▪
Shake-speare Shake — The Upper West Side Shack paid tribute to Free Shakespeare in the Park with a limited-edition shake benefiting The Public Theater. The Shack served the Shake-speare Shake, a strawberry and rose shake topped with whipped cream and fairy dust sprinkles. 100% of the proceeds from the shake benefited The Public Theater’s wide range of programming, including its Free Shakespeare in the Park series, the bedrock of The Public Theater’s dedication to making theater accessible to all. The exclusive Shake-speare offering coincided with The Public Theater’s showing of the beloved comedy A Midsummer's Night Dream.

▪
Shake Shack x Bombas Community Initiative — In April 2017, we launched the Shake Shack x Bombas Community Initiative, where team members from Shake Shack and Bombas volunteer each month by donating burgers and socks to a shelter or program in their hometown of NYC. To celebrate the partnership, Bombas brought back its limited-edition Shake Shack x Bombas socks. The premium socks feature Bombas’ innovative sock-tech with their honeycomb arch support system and seamless toes for superior comfort and bold design and were offered at the Shack Shop, select Shake Shack locations and bombas.com for one day.

▪
Wellness in the Schools Mushroom Burger— At our Upper West Side Shack, we partnered with New York Chef Bill Telepan to create the Wellness in the Schools Mushroom Burger, available for one day only in April 2017. The Wellness in the Schools Mushroom Burger is a flat-top griddled mushroom burger topped with swiss cheese, pickled maitake aioli and crispy shallots. 100% of proceeds from the limited-edition burger went to Wellness in the Schools, a non-profit that inspires healthy eating and fitness for kids in public schools.

▪
Annual British Shake Sale — We held our 4th Annual British Shake Sale in August 2017 in support of Action Against Hunger. We teamed up with renowned pastry chef Dominique Ansel – named World’s Best Pastry Chef 2017 – and Dominique Ansel Bakery London to introduce a new limited-edition shake for the occasion, The Banoffee. The Banoffee features fresh, hand-spun vanilla custard blended with caramelized bananas, Dulce de Leche, Speculoos biscuits and a hint of sea salt, topped with Chantilly cream and Speculoos crumbles. Anyone who visited a Shack and donated £2 or more to Action Against Hunger in August, received a voucher for a complimentary hand-spun shake on their next visit. The 4th Great British Shake Sale followed the record breaking success of our Great American Shake Sale in the U.S. which was held in May 2017.

Shack Track & Field
With our commitment to community and balance, Shake Shack offers Shack Track & Field, a free community fitness club offered on a monthly basis, open to the public of all ages and abilities. Shack Track & Field partners with local running stores and offers a variety of activities, including group runs, bike rides and yoga classes. The program is entirely free and includes a complimentary drink at the Shack after each event. Shack Track & Field currently has 10 chapters in cities across the country and continues to grow.
Burgers 'n' Brews
Shacks across the country host guided beer pairing dinners in partnership with local craft breweries. These ticketed events consist of three rounds of expertly paired Shack classics, specials and frozen custard beer floats. Guests walk out with custom swag items, full bellies and a deeper understanding of our brand. In 2018, we hosted eleven of these hyperlocal events.
Shack-wide Events
Shake Shack promotes annual events and limited-time offers to drive repeat visits and build intrigue among staff and guests.
Since 2012, Shake Shack has held The Great American Shake Sale™ during the month of May to raise money and awareness for childhood hunger. During The Great American Shake Sale, we encourage guests to donate $2 in exchange for a free shake (a $5 value) at their next visit. 100% of these donations go directly to Share Our Strength's No Kid Hungry campaign. In May 2017, we raised $633,000 across our domestic company-operated Shacks for this initiative.

10 | Shake Shack Inc. Form 10-K

Pop-ups and Promotions
Throughout fiscal 2017 we continued to do innovative branding by collaborating with other chefs and creating various pop-up concepts as well as offering exciting promotions to drive brand awareness. These pop-ups are a key part of building the growing strength of the Shake Shack brand while capturing these unique moments that differentiate our brand. Some notable collaborative pop-ups and promotions include:

▪
Momofuku Pop-Up – For one day only in January 2017, we hosted a pop-up in Toronto at Momofuku Daisho, the first-ever taste of Shake Shack in Canada. We served up ShackBurgers and crinkle cut fries while Momofuku selected beverages from Steam Whistle Brewery and Norman Hardie Winery and Vineyard to pair with guests' burgers and fries. Additionally, $1 from every order was donated to SickKids Foundation contributing to child health research, learning and care.

▪
St. Louis Porano Pasta Pop-Up – In anticipation of our first Shack opening in St. Louis, we held a pop-up with Porano Pasta of Niche Food Group. We partnered with Chef Matthew Rice of Niche Food Group and created butterscotch frozen custard banana-oat cookie sandwich just for the occasion. Additionally, we partnered with local illustrator, Adam Koon, to create a whimsical piece showcasing beloved historical landmarks around the city. Guests in attendance received a free limited-edition tote bag featuring the illustration as a token of our appreciation.

▪
EMP Summer House – For one weekend in August, we served lunch on the patio of EMP Summer House in East Hampton, offering up classics like the ShackBurger, Bacon Double Cheeseburger and crinkle cut fries along with Hamptons-inspired specialty items like the CLAMBurger and Lobster Shack. We also offered up this exclusive menu at the Madison Square Park Shack during the same weekend, serving up the Lobster Shack.

Product Placement
Shake Shack has been fortunate to receive considerable product placement in movies, TV shows and other media without any cost to the Company. In fact, Shake Shack has been able to charge fees for these location shoots, which have included scenes from the motion pictures Something Borrowed and Tower Heist, as well as the acclaimed HBO series The Newsroom , Showtime's Billions and Shameless, Amazon original series Bosch (which featured our West Hollywood Shack) and a mention in CBS' sitcom The Big Bang Theory. We have also been featured in segments on The Daily Show, Saturday Night Live, CBS Sunday Morning and Late Night with Jimmy Fallon.
We Are Accountable For Results
Our brand power and thoughtful approach to growth have resulted in strong performance across a variety of geographic areas and formats. We grew from 40 Shacks in fiscal 2013 to 159 Shacks in fiscal 2017 spanning 20 states, the District of Columbia and 11 countries, representing a 41% compound annual growth rate ("CAGR"). As a result of our expansion and strong performance:

▪	Our total revenue grew from $82.5 million in fiscal 2013 to $358.8 million in fiscal 2017, a 44% CAGR. Compared to fiscal 2016, total revenue increased 33.6% in fiscal 2017.

▪	Net loss attributable to Shake Shack Inc. for fiscal 2017 was $0.3 million, compared to income of $12.4 million for fiscal 2016.

▪
Adjusted pro forma net income, a non-GAAP measure, increased 25.4% to $21.0 million, or $0.57 per fully exchanged and diluted share in fiscal 2017, compared to $16.8 million, or $0.46 per fully exchanged and diluted share in fiscal 2016. For a reconciliation of adjusted pro forma, a non-GAAP measure, to net income (loss) attributable to Shake Shack Inc., see "Non-GAAP Financial Measures—Adjusted Pro Forma Net Income and Adjusted Pro Forma Earnings Per Fully Exchanged and Diluted Share" in Part II, Item 7.

•
Adjusted EBITDA, a non-GAAP measure, increased 29% to $64.7 million for fiscal 2017 from $50.2 million for fiscal 2016. For a reconciliation of Adjusted EBITDA to net income, see "Non-GAAP Financial Measures—EBITDA and Adjusted EBITDA" in Part II, Item 7.

Shake Shack Inc. Form 10-K | 11

Shack Count
(at end of fiscal year)
Number of Shacks
180
160
140
120
100
80
60
40
20
0
40
15
4
21
63
27
5
31
84
35
5
44
114
43
7
64
159
59
10
90
FY 2013
FY 2014
FY 2015
FY 2016
FY2017
Domestic company-operated
Domestic licensed
International licensed

(1)
System-wide sales consists of sales from our domestic company-operated Shacks, our domestic licensed Shacks and our international licensed Shacks. We do not recognize the sales from our licensed Shacks as revenue. Of these amounts, our revenue is limited to Shack sales from domestic company-operated Shacks and licensing revenue based on a percentage of sales from domestic and international licensed Shacks. Our total revenue also includes certain up-front fees such as territory fees and opening fees we receive in connection with our licensing arrangements.

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

12 | Shake Shack Inc. Form 10-K

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
GROWTH STRATEGIES

We believe that we are well-positioned to achieve significant, sustainable financial growth. Our goal — to be a growing and loyal brand, connected to our community, relentlessly focused on excellence, experience and hospitality. We plan to continue to expand our business, drive Shack sales and enhance our competitive positioning by executing on the following strategies:
Opening New Domestic Company-Operated Shacks
This is where our greatest opportunity for growth lies. Shake Shack’s business model remains strong and we intend to open many more Shacks. We waited nearly five years to open our second Shack, and we are still in the very nascent stage of our story, with only 90 domestic company-operated and 10 domestic licensed Shacks in 20 states and Washington, D.C. as of December 27, 2017. We believe there is tremendous whitespace opportunity to expand in both existing and new U.S. markets, and we will continue to invest in the infrastructure that will enable us to continue to grow rapidly and with discipline. In fiscal 2017, we significantly expanded our domestic company-operated footprint by opening 26 new Shacks representing a 40.6% increase in our domestic company-operated Shack count. We plan to open between 32 and 35 new domestic company-operated Shacks each year for the foreseeable future. We believe that over the long-term we have the potential to grow our current domestic company-operated Shack footprint to at least 450 Shacks by opening domestic company-operated Shacks in new and existing markets. The rate of future Shack growth in any particular period is inherently uncertain and is subject to numerous factors that are outside of our control. As a result, we do not currently have an anticipated timeframe for such expansion. We believe we have a versatile real estate model built for growth. We have adopted a disciplined expansion strategy designed to leverage the strength of our business model and our significant brand awareness to successfully develop new Shacks in an array of markets that are primed for growth, including new and existing, as well as small and large markets. We continue to be encouraged by the success of our multi-format strategy which includes Shacks in various formats including but not limited to urban centers, free-standing pads, mall locations, lifestyle centers, train stations, airports, stadiums, outlets and more.
We will continue to expand in existing markets (California, metro New York, Mid-Atlantic, Texas and more) in order to leverage operational effectiveness as we cluster in these high-density markets, but we will also enter new markets, such as Birmingham, Charlotte, Denver, Kansas City, Nashville, San Francisco and Seattle. With 159 Shacks around the world (as of December 27, 2017), we have identified many attractive and differentiated markets for the Shake Shack experience. In major metropolitan areas, we seek locations where communities gather, often with characteristics such as high foot traffic, substantial commercial density, reputable co-tenants and other traffic drivers such as proximity to parks, museums, schools, hospitals and tourist attractions. For every potential domestic company-operated Shack we consider, we apply rigorous financial metrics to ensure we maintain our targeted profitability.
Capitalizing on Our Outsized Brand Awareness
One of the great advantages for Shake Shack has been our birthplace and headquarters in New York City. Rarely has a brand of our type been born in New York, and from a fine dining company. This gives us a tremendous media and brand power which often outweighs our relative size. We focus our efforts on building a genuine connection with our guests and integrating into their communities through investment in innovative marketing and programming. We utilize various social media outlets to actively engage with our growing online following. We were named one of the 2017 Golden Chain Award winners by Nation's Restaurant News, as

Shake Shack Inc. Form 10-K | 13

well as one of Thrillist's "14 Restaurant Chains that Changed America." The Chick'n Shack received top honor at the 2017 MenuMasters Awards for outstanding menu research and development. In June 2016, we ranked #4 on Restaurant Social Media Index's top 250 restaurant brands, which is measured on influence, sentiment and engagement. Furthermore, we believe that our press and media impressions and industry recognition are a testament to the strength of our brand. We were listed number one on the New York Post's list of "America's 20 Best Chain Restaurants" in 2016, named as one of the "Best Burgers in the U.S."and one of the "50 best Things to Eat in NYC before you Die" in 2016 by MSN Food & Drink, "Best Burger" at the 2014 South Beach Wine and Food Festival's Burger Bash and more. Additionally, we give back to the communities in which we operate, and strengthen awareness for philanthropic causes such as Share Our Strength's No Kid Hungry campaign. We had the honor of being recognized at Compassion in World Farming’s 2017 Good Farm Animal Welfare Awards (GFAWA), which celebrates companies that use or have committed to use cage-free eggs or egg products. Our marketing efforts focus on interacting with our guests in an authentic, innovative manner which creates memorable, meaningful experiences. The experience that we provide for our guests and local communities has generated a growing loyal following that promotes our brand through word-of-mouth. We believe that this outsized brand awareness will continue to fuel our growth in existing and new markets.
Growing Same-Shack Sales
Given the significant awareness of our brand and the excitement we have been able to generate for our market launches, our Shacks in newer markets have generally opened with higher volumes and operating profits relative to their second year, following the strong initial honeymoon period. We expect our Shacks to deliver low single digit same-Shack sales growth in the longer term, while the number of new Shack openings relative to our comparable Shack base remains our primary driver of growth in the near term. We believe, based on our business strategy and various factors in and out of our control, that we will have quarters where our same Shack sales may be negative. We do, however, continually focus on improving our same-Shack sales performance by providing an engaging and differentiated guest experience that includes new seasonal and Shack-specific offerings, technological upgrades including the Shack App, unique and thoughtful integration with local communities and high standards of excellence and hospitality. We will continue to innovate around our core menu to keep our offerings fresh, while remaining focused on our signature items.
Thoughtfully Increasing Our Licensed Shacks
We will continue to grow our licensed portfolio by expanding further domestically, in the countries in which we currently have internationally licensed operations, as well as entering new international markets. This strategy historically has been a low-cost, high-return method of growing our brand awareness and providing an increasing source of cash flow. In December 2014, we entered into an exclusive licensing arrangement with a leading retail and food operator for the development of up to 10 new Shacks in Japan over the following five years. As of December 27, 2017 we have opened six Shacks in Tokyo—at the renowned Meiji-Jingu Park, Ebisu, the Tokyo International Forum, Shinjuku, Yokohama and Roppongi. In December 2015, we announced plans to enter South Korea with a new licensed partner for the development of 25 Shacks over the following 10 years, and as of December 27, 2017 we have opened five Shacks in Seoul, South Korea, in the Gangnam district, the Cheongdam neighborhood, Doota, AK Plaza and Starfield Goyang. In the summer of 2017, we announced our plans to bring Shake Shack to Hong Kong and Macau with a total of 14 Shacks to open through 2027, as well our plans to open 25 Shacks in greater Shanghai through 2028. We believe there are additional international markets that will embrace the Shake Shack concept. Domestically, we have continued to grow our licensed business at airport locations around the country, opening in LAX Terminal 3, as well as in sports arenas, opening in Minute Maid Park in Houston and M&T Bank Stadium in Baltimore. Given our position in New York and the success of our current licensed Shacks at home and abroad, we continue to attract substantial interest from potential international licensees around the world and we believe we have significant opportunities to expand our licensing footprint in existing and new international markets as our team, development opportunities and supply chain matures.
See Note 19 to the consolidated financial statements included in Part II, Item 8 for financial information about geographic areas.

14 | Shake Shack Inc. Form 10-K

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
We have a regional strategy for ground beef production to ensure that we are always serving freshly ground and never frozen beef at our domestic Shacks. Initially, and around the time or our IPO, our beef production was focused in New York City. However, as we've grown around the country, we now have six butchers spread throughout the country who produce our burgers on a daily basis, and we will continue to partner with regional suppliers in new markets as we grow.
We have a limited number of suppliers for our major ingredients, including beef patties, chicken, potato buns, custard, Portobello mushrooms and cheese sauce. In fiscal 2017, we purchased all of our (i) ground beef patties from seven suppliers, with approximately 65% of our ground beef patties supplied by one supplier, (ii) chicken breast from one supplier, (iii) potato buns directly from one supplier, (iv) custard base from three suppliers, (v) 'Shroom Burgers from two suppliers, with approximately 95% of our 'Shroom Burgers supplied by one supplier and (vi) ShackSauce from one supplier. We have developed a reliable supply chain and continue to focus on identifying alternative sources to avoid any possible interruptions of service and product.
Distribution
We contract with one distributor, which we refer to as our "broadline" distributor, to provide virtually all of our food distribution services in the United States. As of December 27, 2017, approximately 84% of our core food and beverage ingredients and 100% of our paper goods and chemicals, collectively representing approximately 49% of our purchases, were processed through our broadline distributor for distribution and delivery to each Shack. As of December 27, 2017, we were utilizing 14 affiliated distribution centers to supply our domestic company-operated Shacks. We recognize that the safety and consistency of our products begins with our suppliers. Suppliers must meet certain criteria and strict quality control standards in the production and delivery of our food and other products. We regularly evaluate our broadline distributor to ensure that the products we purchase conform to our standards and that the prices they offer are competitive.
Food Safety and Quality Assurance
Food safety is a top priority and we are committed to serving safe, high quality food. We have rigorous quality assurance and food safety protocols in place throughout our supply chain. We have a comprehensive supplier and ingredient selection process and maintain a limited list of approved suppliers. We thoroughly review the results of suppliers' internal and external quality audits, insurance coverage and track record on an ongoing basis. We have a food safety site inspection process and periodically perform supplier site visits, as well as mock food recalls. We have developed and implemented training and operating standards related to the food preparation, cleanliness and safety in the Shacks. We have a dedicated Quality Assurance team to ensure food safety across all domestic company-operated Shacks as well as employing an external third-party to conduct additional audits of these Shacks at different times of the year.
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

Shake Shack Inc. Form 10-K | 15

Construction
A typical Shack takes between 14 and 20 weeks to build. In fiscal 2017 the cost to build a new Shack ranged from approximately $1.1 million to $3.3 million, with an average near-term build cost of approximately $1.7 million, excluding pre-opening costs. The total investment cost of a new Shack in fiscal 2017, which includes costs related to items such as furniture, fixtures and equipment, ranged from approximately $1.6 million to $3.7 million, with an average investment cost of approximately $2.2 million. We use a number of general contractors on a regional basis and employ a mixed approach of bidding and strategic negotiation in order to ensure the best value and highest quality construction.
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
In January 2017 we rolled out nationwide our first-ever mobile ordering Shack App for iOS where guests are able to order Shack menu items directly from their phone. We followed this with our launch of the Shack App for Android in July 2017. The Shack App was created in collaboration with several key external partners, aiding in the mobile production, mobile ordering platform, guest engagement platform and digital experience testing services during its development. Information from the Shack App indirectly interfaces with our point-of-sale system.
In October 2017 we opened our first Shack, at Astor Place, where we feature a kiosk-only order, cashless environment. The Shack kiosk was developed to allow Shake Shack to serve more guests at peak times – whether in-Shack, for pickup via the Shack App, or even delivery. The Shack kiosk replicates the experience of the Shack App with a sharp aesthetic, an intuitive touch screen interface and ease of ordering. Guests simply select their food, place an order and choose to receive an alert via text when their order is ready.
Our back-office computer systems are designed to assist in the management of our domestic company-operated Shacks and provide real-time labor and food cost management tools. These tools provide the home office and operations management quick access to detailed business data and reduces the amount of time spent by our Shack-level managers on administrative needs.
INTELLECTUAL PROPERTY

Since our inception, we have undertaken to strategically and proactively develop our intellectual property portfolio by registering our trademarks and service marks worldwide. As of December 27, 2017, we had 20 registered marks domestically, including registrations in our core marks ("Shake Shack," "Shack Burger," "" and "") and certain other marks, such as Stand for Something Good. Internationally, we have registered our core marks in over 82 countries spanning six continents. These marks are registered in multiple international trademark classes, including for restaurant services, food services, non-alcoholic beverages and apparel. We also own the domain www.shakeshack.com as well as over 350 other domain names for use in other markets.
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

16 | Shake Shack Inc. Form 10-K

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
SEASONALITY

Our business is subject to slight seasonal fluctuations during the summer months, affecting our second and third quarters in a fiscal year. Additionally, given our use of a fiscal calendar, there may be some fluctuations between quarters due to holiday shifts in the calendar year.

Shake Shack Inc. Form 10-K | 17

EMPLOYEES

As of December 27, 2017, we had 4,440 employees, of whom 3,738 were hourly team members, 564 were Shack-level managers and 138 were home office personnel.
EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age and position held by each of our executive officers as of December 27, 2017 is set forth below.

Name	Age	Position
Randy Garutti	42	Chief Executive Officer and Director
Tara Comonte	43	Chief Financial Officer
Zachary Koff	38	Chief Operating Officer
Randy Garutti has served as Shake Shack's Chief Executive Officer and on the Board of Directors since April 2012. Prior to becoming Chief Executive Officer, Mr. Garutti served as Chief Operating Officer of SSE Holdings since January 2010. Mr. Garutti has worked with USHG and Mr. Meyer for over 18 years. Prior to leading Shake Shack, Mr. Garutti was the Director of Operations, overseeing the operations for all USHG restaurants. In addition, Mr. Garutti served as General Manager of Union Square Cafe and Tabla, both of which won numerous accolades in the hospitality industry. Mr. Garutti graduated from Cornell University's School of Hotel Administration in 1997. Mr. Garutti was selected to our board of directors because of his leadership role in our development and growth and because he possesses particular knowledge and experience in strategic planning and leadership in the hospitality business.
Tara Comonte has served as Shake Shack's Chief Financial Officer since June 2017. Prior to joining Shake Shack, Ms. Comonte served as Chief Financial & Business Affairs Officer and Executive Vice President at Getty Images, having joined in April 2013 as Chief Financial Officer and Senior Vice President. Earlier in her career, Ms. Comonte served as Chief Financial Officer at McCann Worldgroup, part of Interpublic Group (IPG). Previously, she was a key founding member of Mediabrands, IPG's media group, serving there as Global Chief Financial Officer and Chief Operating Officer.
Zachary Koff has served as Shake Shack’s Chief Operating Officer since January 2017. Prior to becoming Chief Operating Officer, Mr. Koff served as the Senior Vice President of Operations since March 2015, Vice President of Operations since April of 2012 and Director of Operations since February 2010, as well as opened Shake Shack’s 4th location in Miami Beach. Prior to leading operations for Shake Shack, Mr. Koff worked for the Bravo/Brio Restaurant Group for eight years, and opened and operated locations in five markets. Mr. Koff graduated from Cornell University’s School of Hotel Administration in 2002 with a Bachelor’s Degree in Hospitality Administration and a concentration in Law.

18 | Shake Shack Inc. Form 10-K

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

Shake Shack Inc. Form 10-K | 19

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
We operate in a highly competitive and ever-changing environment. Our long-term success is dependent on our ability to identify, develop and execute appropriate business strategies within this environment. Our current strategies include:

▪	opening new domestic company-operated Shacks;

▪	capitalizing on our outsized brand awareness;

▪	innovating our digital products and capabilities;

▪	growing same-Shack sales; and

▪	thoughtfully increasing our licensed Shacks, both domestically and abroad.
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

20 | Shake Shack Inc. Form 10-K

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
Our results have been, and in the future may continue to be, significantly impacted by the timing of new Shack openings (often dictated by factors outside of our control), including landlord delays, associated Shack pre-opening costs and operating inefficiencies, as well as changes in our geographic concentration due to the opening of new Shacks. We typically incur the most significant portion of pre-opening costs associated with a given Shack within the three months preceding the opening of the Shack. Our experience has been that labor and operating costs associated with a newly opened Shack for the first several months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of Shack sales. Our new Shacks commonly take 8 to 12 weeks to reach target operating levels due to inefficiencies typically associated with new Shacks, including the training of new personnel, new market learning curves, inability to hire sufficient qualified staff and other factors. We may incur additional costs in new markets, particularly for transportation and distribution, which may impact the profitability of those Shacks. Although we have specific target operating and financial metrics, new Shacks may not meet these targets or may take longer than

Shake Shack Inc. Form 10-K | 21

anticipated to do so. Any new Shacks we open may not be profitable or achieve operating results similar to those of our existing Shacks, which could adversely affect our business, financial condition or results of operations.
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
Additionally, many of our current domestic company-operated Shacks are located in high volume urban markets. As we expand, this percentage will decline and as a result we do not expect to maintain our current average unit volumes ("AUVs") and Shack-level operating profit margins, and our business, financial condition and results of operations may be adversely affected.
If we are unable to maintain and grow Shack sales at our existing Shacks, our financial performance could be adversely affected.
The level of same-Shack sales growth, which represents the change in year-over-year revenues for domestic company-operated Shacks open for 24 full months or longer, could affect our Shack sales growth. Our ability to increase same-Shack sales depends, in part, on our ability to successfully implement our initiatives to build Shack sales. It is possible such initiatives will not be successful, that we will not achieve our target same-Shack sales growth or that same-Shack sales growth could be negative, which may cause a decrease in Shack sales and profit growth that would adversely affect our business, financial condition or results of operations.
Our mission to Stand For Something Good subjects us to risks.
Our mission to Stand For Something Good is a significant part of our business strategy and who we are as a company. It's our commitment to all that is good in the world and a reflection of how we embrace our values both internally and externally. We pride ourselves on sourcing premium ingredients from like-minded producers—all natural proteins, vegetarian fed, humanely raised and source verified, with no hormones or antibiotics. We are dedicated to using sustainable materials and equipment whenever possible, such as handmade tabletops constructed from reclaimed bowling alleys, as well as being committed to achieving ethical and humane practices for the animals in our supply chain. We also strive to be the best employer and a good citizen in each community we call home.
We do, however, face many challenges in carrying out our mission to Stand For Something Good. We incur higher costs and other risks associated with paying above-average wages to our employees and purchasing high quality ingredients grown or raised with an emphasis on quality, sustainability and other responsible practices. As a result, our food and labor costs may be significantly higher than other companies who do not source high quality ingredients or pay above minimum wage. Additionally, the supply for high quality ingredients may be limited and it may take us longer to identify and secure relationships with suppliers that are able to meet our quality standards and have sufficient quantities to support our growing business. If we are unable to obtain a sufficient and consistent supply for our ingredients on a cost-effective basis, our food costs could increase or we may experience supply interruptions which could have an adverse effect on our operating margins. Additionally, some of our competitors have recently announced initiatives to offer better quality ingredients, such as antibiotic-free meat. If this trend continues, it could further limit our supply for certain ingredients and we may lose our competitive advantage as it will be more difficult to differentiate ourselves.
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

22 | Shake Shack Inc. Form 10-K

associate themselves with brands whose ethos matches that of their own. However, if these trends change we may no longer be able to successfully compete with other restaurants who share different values than us.
If we fail to maintain our corporate culture, our relationships with our employees and guests could be negatively affected.
We take great pride in our culture and believe that it is the single most important factor in our success. We believe that our culture of Enlightened Hospitality and our mission to Stand For Something Good creates a truly differentiated experience for our guests and is one of the reasons guests choose to dine with us and employees choose us as a place of employment. If we are unable to maintain our culture, especially as we continue to rapidly grow and expand in new markets, our reputation may be damaged, we may lose the trust of our guests, employee morale may be diminished and we may experience difficulty recruiting and retaining qualified employees. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.
We have a limited number of suppliers for our major products and rely on one distribution company for the majority of our domestic distribution needs. If our suppliers or distributor are unable to fulfill their obligations under our arrangements with them, we could encounter supply shortages and incur higher costs.
We have a limited number of suppliers for our major ingredients, including beef patties, chicken, potato buns, custard, portobello mushrooms and cheese sauce. In fiscal 2017, we purchased all of our (i) ground beef patties from seven suppliers, with approximately 65% of our ground beef patties supplied by one supplier; (ii) chicken breast from one supplier; (iii) potato buns directly from one supplier, which operates two facilities; (iv) custard base from three suppliers; (v) 'Shroom Burgers from two suppliers, with approximately 95% of our 'Shroom Burgers supplied by one supplier; and (vi) ShackSauce from one supplier. Due to this concentration of suppliers, the cancellation of our supply arrangements with any one of these suppliers or the disruption, delay or inability of these suppliers to deliver these major products to our Shacks may materially and adversely affect our results of operations while we establish alternate distribution channels. In addition, if our suppliers fail to comply with food safety or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted. We cannot assure you that we would be able to find replacement suppliers on commercially reasonable terms or a timely basis, if at all.
We contract with one distributor, which we refer to as our "broadline" distributor, to provide virtually all of our food distribution services in the United States. As of December 27, 2017, approximately 84% of our core food and beverage ingredients and 100% of our paper goods and chemicals, collectively representing 49% of our purchases, were processed through our broadline distributor for distribution and delivery to each Shack. As of December 27, 2017, we were utilizing 14 affiliated distribution centers and each distribution center carries two to three weeks of inventory for our core ingredients. In the event of a catastrophe, such as a fire, our broadline distributor can supply the Shacks affected by their respective distribution center from another affiliated distribution center. If a catastrophe, such as a fire, were to occur at the distribution center that services the Shacks located in New York and New Jersey, we would be at immediate risk of product shortages because that distribution center supplies 30% of our domestic company-operated Shacks as of December 27, 2017, which collectively represented 43% of our Shack sales for fiscal 2017. The other 13 distribution centers collectively supply the other approximately 70% of our domestic company-operated Shacks, which represented the remaining 57% of our Shack sales.
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
Our growth strategy depends on opening new Shacks, which will require us to use cash flows from operations and a portion of the net proceeds from our initial public offering. We cannot assure that cash flows from operations and the net proceeds from our initial public offering will be sufficient to allow us to implement our growth strategy. If these funds are not allocated efficiently among our various projects, or if any of these initiatives prove to be unsuccessful, we may experience reduced profitability and we could be required to delay, significantly curtail or eliminate planned Shack openings, which could have a material adverse effect on our business, financial condition and results of operations.

Shake Shack Inc. Form 10-K | 23

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
Shake Shack is a small, but growing brand. We incur costs and expend other resources in our marketing efforts to attract and retain guests. Our strategy includes public relations, digital and social media, promotions and in-store messaging, which require less marketing spend as compared to traditional marketing programs. Currently, the amount of discounted promotions and advertising we do is not significant. As the number of Shacks increases, and as we expand into new markets, we expect to increase our investment in advertising and consider additional promotional activities. Accordingly, in the future, we will incur greater marketing expenditures, resulting in greater financial risk and a greater impact on our Company.
We rely heavily on social media for many of our marketing efforts. If consumer sentiment towards social media changes or a new medium of communication becomes more mainstream, we may be required to fundamentally change our current marketing strategies which could require us to incur significantly more costs.
Some of our marketing initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenues. Additionally, some of our competitors have greater financial resources, which enable them to spend significantly more on marketing and advertising than we are able to at this time. Should our competitors increase spending on marketing and advertising or our marketing funds decrease for any reason, or should our advertising and promotions be less effective than those of our competitors, there could be a material adverse effect on our business, financial condition and results of operations.
We rely on a limited number of licensees for the operation of our licensed Shacks, and we have limited control with respect to the operations of our licensed Shacks, which could have a negative impact on our reputation and business.
We rely, in part, on our licensees and the manner in which they operate their Shacks to develop and promote our business. As of December 27, 2017, three licensees operated all of our domestic licensed Shacks and three licensees operated all of our international licensed Shacks, with one such licensee operating 81% of our international licensed Shacks. Our licensees are required to operate their Shacks according to the specific guidelines we set forth, which are essential to maintaining brand integrity and reputation, all laws and regulations applicable to Shake Shack and its subsidiaries, and all laws and regulations applicable in the countries in which Shake Shack operates. We provide training to these licensees to integrate them into our operating strategy and culture. However, since we do not have day-to-day control over all of these Shacks, we cannot give assurance that there will not be differences in product and service quality, operations, labor law enforcement or marketing or that there will be adherence to all of our guidelines and applicable laws at these Shacks. In addition, if our licensees fail to make investments necessary to maintain or improve their Shacks, guest preference for the Shake Shack brand could suffer. Failure of these Shacks to operate effectively could adversely affect our cash flows from those operations or have a negative impact on our reputation or our business.
Given the relatively small number of licensees with which we do business, the success of our licensed operations depends on our ability to establish and maintain good relationships with our licensees, in particular, our relationship with our largest licensee who has an exclusive right to open new Shacks in existing markets. The value of our brand and the rapport that we maintain with our licensees are important factors for potential licensees considering doing business with us. If we are unable to maintain good relationships with licensees, we may be unable to renew license agreements and opportunities for developing new relationships with additional licensees may be adversely affected. This, in turn, could have an adverse effect on our business, financial condition and results of operations.
Although we have developed criteria to evaluate and screen prospective developers and licensees, we cannot be certain that the developers and licensees we select will have the business acumen necessary to open and operate successful licensed Shacks in

24 | Shake Shack Inc. Form 10-K

their licensing areas. Our licensees compete for guests with other restaurants in their geographic markets, and the ability of our licensees to compete for guests directly impacts our business, financial condition and results of operations, as well as the desirability of our brand to prospective licensees. Licensees may not have access to the financial or management resources that they need to open the Shacks contemplated by their agreements with us or to be able to find suitable sites on which to develop them, or they may elect to cease development for other reasons. Licensees may not be able to negotiate acceptable lease or purchase terms for the sites, obtain the necessary permits and governmental approvals or meet construction schedules. Additionally, financing from banks and other financial institutions may not always be available to licensees to construct and open new Shacks. Any of these problems could slow our growth from licensing operations and reduce our licensing revenues.
RISKS RELATED TO OPERATING IN THE RESTAURANT INDUSTRY

Incidents involving food safety and food-borne illnesses could adversely affect guests' perception of our brand, result in lower sales and increase operating costs.
Food safety is a top priority, and we dedicate substantial resources to ensure the safety and quality of the food we serve. Nevertheless, we face food safety risks, including the risk of food-borne illness and food contamination, which are common both in the restaurant industry and the food supply chain and cannot be completely eliminated. We rely on third-party food suppliers and distributors to properly handle, store and transport our ingredients to our Shacks. Any failure by our suppliers, or their suppliers, could cause our ingredients to be contaminated, which may be difficult to detect before the food is served. Additionally, the risk of food-borne illness may also increase whenever our food is served outside of our control, such as by third-party delivery services. We are further exposed to this risk if our sales through unaffiliated third-party delivery services increases, if we continue to conduct pilots with third-party delivery partners or if we enter into a formal arrangement with one or more third-party delivery partners.
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

Shake Shack Inc. Form 10-K | 25

Rising labor costs and difficulties recruiting and retaining the right team members could adversely affect our business.
We believe that our culture is the single most important factor to our success. Therefore, our success depends, in part, on our ability to attract, motivate and retain a sufficient number of qualified managers and team members to meet the needs of our existing Shacks and to staff new Shacks. We aim to hire people who have integrity, who are warm, friendly, motivated, caring, self-aware and intellectually curious—what we call "51%'ers." 51%'ers are excited and committed to championship performance, remarkable and enriching hospitality, embodying our culture, and actively growing themselves and the brand. In many markets, competition for qualified individuals is intense and we may be unable to identify and attract a sufficient number of individuals to meet our growing needs, especially in markets where our brand is less established. As a result, because we aim to hire the best people, we may be required to pay higher wages and provide greater benefits. Our commitment to taking care of our team may cause us to incur higher labor costs compared to other restaurant companies. Additionally, several states in which we operate have enacted minimum wage increases and it is possible that other states or the federal government could also enact minimum wage increases. Such increases will cause an increase to our labor and related expenses and cause our Shack-level operating profit margins to decline. As more minimum wage increases or other legislation relating to employee benefits are enacted or changed, such as the Affordable Care Act, we may be required to implement additional pay increases or offer additional benefits in the future in order to continue to attract and retain the most qualified people, which may put further pressure on our operating margins by increasing costs. Overall, we expect wages at all levels to continue to increase in the near and short term and we expect these rising wages to add pressure to our operating profit.
We place a heavy emphasis on the qualification and training of our team members and spend a significant amount of time and money training our employees. Any inability to recruit and retain qualified individuals may result in higher turnover and increased labor costs, and could compromise the quality of our service, all of which could adversely affect our business. Any such inability could also delay the planned openings of new Shacks and could adversely impact our existing Shacks. Such increased costs of attracting qualified employees or delays in Shack openings could adversely affect our business and results of operations.
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
Our profitability is also adversely affected by increases in the price of utilities, such as natural gas, electric and water, whether as a result of inflation, shortages or interruptions in supply, or otherwise. Our ability to respond to increased costs by increasing prices or by implementing alternative processes or products will depend on our ability to anticipate and react to such increases and other more general economic and demographic conditions, as well as the responses of our competitors and guests. All of these things may be difficult to predict and beyond our control. In this manner, increased costs could adversely affect our results of operations.

26 | Shake Shack Inc. Form 10-K

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
We currently have three approved raw beef suppliers and six approved beef processors in the United States. If there is a supply issue with all U.S. raw beef, we have 10 approved raw beef suppliers and seven approved beef processors in other countries. The risks to using international suppliers are shipping lead time, shipping costs, potential import duties and U.S. customs. It is unknown at this time how long it would take and at what cost the raw material would be to import from any such other country, but the delay and cost would likely be adverse to our business.
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
Our competition continues to intensify as new competitors enter the burger, fast casual, quick service and casual dining segments. Many of our competitors emphasize low cost "value meal" menu options or other programs that provide price discounts on their menu offerings, a strategy we do not pursue. We also face increasing competitive pressures from some of our competitors who have recently announced initiatives to offer better quality ingredients, such as antibiotic-free meat.
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

Shake Shack Inc. Form 10-K | 27

Our international licensed Shacks import many of our proprietary and other core ingredients from the United States, the United Kingdom and the European Union. If this international supply chain is interrupted, our international licensed operations could encounter supply shortages and incur higher costs.
Our international licensed Shacks import many of our proprietary ingredients from the United States, United Kingdom and the European Union ("EU"). For example, our proprietary blend of beef patties and/or raw materials for beef patties originate from the United States and the EU as well as Australia. In addition, outside of Korea and Turkey our potato buns supplied internationally are exclusively from the United States, and other key items such as crinkle cut fries and American cheese originate within the United States or the EU. While we have established secondary supply solutions for some of these ingredients, we have not acquired secondary supplies for all of them.
Due to the long lead time and general volatility in the supply chain, the third-party logistic providers for our international licensed Shacks in the Middle East carry one to three months of inventory to allow for delays or interruptions in the supply chain. Specifically, we have had past and ongoing issues ensuring that timely and adequate supplies reach our Middle East Shacks. In the Middle East, our licensee delegates the supply function to its own third-party logistics providers in each country in which it operates, with which we have limited and restricted communication, preventing us from exercising control or instruction over such entities.
Sanctions enacted by the Russian Federation on many imported ingredients from the United States, the United Kingdom, the EU and Australia have affected our Russian licensee's ability to import such ingredients to our Russian Shacks. As a result of the changing and uncertain nature of such sanctions, and although our Russian licensee has identified a back-up supplier, we are unable to guarantee that the licensee will be able to import our proprietary ingredients to supply these Shacks. We have given our licensee in Russia approval to utilize alternative ingredients not affected by the sanctions, but there is a risk that these substitute ingredients may be inferior in taste and quality or come from suppliers that have not been vetted for food safety and quality assurance.
Our U.K. Shack faces challenges in obtaining potato buns, which originate from our U.S. suppliers. While these ingredients have no trade restrictions, they must be shipped from the United States, which poses an ongoing risk of delay in supply deliveries.
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
We do not own any real property and all of our domestic company-operated Shacks are located on leased premises. The leases for our Shacks generally have initial terms ranging from 10 to 15 years and typically provide for two five-year renewal options as well as for rent escalations. However, the license agreement for our Madison Square Park Shack can be terminated by the New York City Commissioner of Parks for any reason on 25 days' written notice.
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

28 | Shake Shack Inc. Form 10-K

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

Shake Shack Inc. Form 10-K | 29

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

▪
third-party service providers, particularly related to delivery services and information technology, and potential guest dissatisfaction from circumstances out of our control relating to third-party service providers;

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
The restaurant industry depends on consumer discretionary spending. During the economic downturn that began in 2008, disruptions in the overall economy, including the impact of the housing crisis, high unemployment and financial market volatility and unpredictability, caused a related reduction in consumer confidence, which negatively affected the restaurant industry. These factors, as well as national, regional and local regulatory and economic conditions, gasoline prices, energy and other utility costs, inclement weather, conditions in the residential real estate and mortgage markets, health care costs, access to credit, disposable consumer income and consumer confidence, affect discretionary consumer spending. Additionally, because some of our Shacks are located in or near retail malls, general declines in mall traffic experienced by the retail industry in general could negatively affect us.
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

30 | Shake Shack Inc. Form 10-K

Because many of our domestic company-operated Shacks are concentrated in local or regional areas, we are susceptible to economic and other trends and developments, including adverse weather conditions, in these areas.
Our financial performance is highly dependent on Shacks located in the Northeast and the New York City metropolitan area, which comprised approximately 38% (or 34 out of 90) of our total domestic company-operated Shacks as of December 27, 2017. As a result, adverse economic conditions in any of these areas could have a material adverse effect on our overall results of operations. In addition, given our geographic concentrations, negative publicity regarding any of our Shacks in these areas could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, terrorist attacks, increases in energy prices, inclement weather or natural or man-made disasters.
In particular, adverse weather conditions, such as regional winter storms, floods, severe thunderstorms and hurricanes, could negatively impact our results of operations. Temporary or prolonged Shack closures may occur and guest traffic may decline due to the actual or perceived effects of future weather related events.
Security breaches of confidential guest information in connection with our electronic processing of credit and debit card transactions, or mobile ordering app, or confidential employee information may adversely affect our business.
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
Like many other retail companies and because of the prominence of our brand, we have experienced, and will likely continue to experience, attempts to compromise our information technology systems. Additionally, the techniques and sophistication used to conduct cyber-attacks and breaches of information technology systems, as well as the sources and targets of these attacks, change frequently and are often not recognized until such attacks are launched or have been in place for a period of time. While we continue to make significant investment in physical and technological security measures, employee training, and third party services, designed to anticipate cyber-attacks and prevent breaches, our information technology networks and infrastructure or those of our third party vendors and other service providers could be vulnerable to damage, disruptions, shutdowns, or breaches of confidential information due to criminal conduct, employee error or malfeasance, utility failures, natural disasters or other catastrophic events. Due to these scenarios we cannot provide assurance that we will be successful in preventing such breaches or data loss.
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
If we are unable to maintain and update our information technology systems to meet the needs of our business, our business could be adversely impacted.
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

Shake Shack Inc. Form 10-K | 31

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
Additionally, as we continue to evolve our digital platforms and enhance our internal systems, we place increasing reliance on third-parties to provide infrastructure and other support services. We may be adversely affected if any of our third-party service providers experience any interruptions in their systems, which then could potentially impact the services we receive from them and cause a material failure or interruption in our own systems.
Because a component of our strategy is to continue to grow our licensed business internationally, the risks of doing business internationally could lower our revenues, increase our costs, reduce our profits or disrupt our business.
Fifty-nine of our 69 licensed Shacks as of December 27, 2017 are located outside the United States and we expect to continue to expand our licensed Shacks internationally. As a result, we are and will be, on an increasing basis, subject to the risks of doing business outside the United States, including:

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

▪	increase in an anti-American sentiment and the identification of the licensed brand as an American brand;

▪	the effect of disruptions caused by severe weather, natural disasters, outbreak of disease or other events that make travel to a particular region less attractive or more difficult; and

▪	political and economic instability.
Any or all of these factors may adversely affect the performance of and licensing revenues we receive from our licensed Shacks located in international markets. Our international licensed Shacks operate in several volatile regions that are subject to geopolitical and socio-political factors that pose risk to our business operations. In the past, our licensee has been negatively impacted by currency devaluation in Russia and we have seen a reduction in licensing revenue from our Russian Shacks. In addition, the economy of any region in which our Shacks are located may be adversely affected to a greater degree than that of other areas of the country or the world by certain developments affecting industries concentrated in that region or country. For example, our Shacks located in the Middle East have, in the past, suffered from violence and political unrest, as well as depressed oil prices with declines in traffic

32 | Shake Shack Inc. Form 10-K

experienced throughout the region, and in 2017, our licensee in the Middle East closed two Shacks; it is possible that our licensee may choose to close more of these Shacks in the future. While these factors and the impact of these factors are difficult to predict, any one or more of them could lower our revenues, increase our costs, reduce our profits or disrupt our business, and, as our international licensed operations increase, these risks will become more pronounced.
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
The success of our business depends on our continued ability to use our existing trademarks and service marks to increase brand awareness and further develop our brand in both domestic and international markets. We have registered and applied to register trademarks and service marks in the United States and foreign jurisdictions. We may not be able to adequately protect our trademarks and service marks, and our competitors and others may successfully challenge the validity and/or enforceability of our trademarks and service marks and other intellectual property. Additionally, we may be prohibited from entering into certain new markets due to restrictions surrounding competitors' trademarks. The steps we have taken to protect our intellectual property in the United States and in foreign countries may not be adequate. In addition, the laws of some foreign countries do not protect intellectual property to the same extent as the laws of the United States.
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

Shake Shack Inc. Form 10-K | 33

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
We are subject to extensive federal, state, local and foreign laws and regulations, as well as other statutory and regulatory requirements, including those related to:

▪	nutritional content labeling and disclosure requirements;

▪	food safety regulations;

▪	local licensure, building and zoning regulations;

▪	employment regulations;

▪	the Affordable Care Act;

▪	the Americans with Disabilities Act and similar state laws;

▪	privacy and cybersecurity;

▪	laws and regulations related to our licensed operations; and

▪	U.S. Foreign Corrupt Practices Act and other similar anti-bribery and anti-kickback laws;

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

34 | Shake Shack Inc. Form 10-K

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
Employment Regulations
We are subject to various federal and state laws governing our employment practices, including laws relating to minimum wage requirements, employee classifications as exempt or non-exempt, payroll and unemployment tax laws, requirements to provide meal and rest periods or other benefits, family leave mandates, requirements regarding working conditions and accommodations to certain employees, citizenship and work authorization requirements, insurance and workers' compensation rules, scheduling notification requirements and anti-discrimination laws. Compliance with these regulations is costly and requires significant resources. For example, in November 2017 the Fair Workweek legislation was implemented in New York City, which requires fast food employers to provide employees with specified notice in scheduling changes and pay premiums for changes made to employees' schedules, amongst other requirements. Similar legislation may be enacted in other jurisdictions we operate as well, and in turn, could result in increased costs. Additionally, we may suffer losses from or incur significant costs to defend claims alleging non-compliance.
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

Shake Shack Inc. Form 10-K | 35

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
Privacy and Cybersecurity
Our business requires the collection, transmission and retention of large volumes of guest and employee data, including credit and debit card numbers and other personally identifiable information, in various information technology systems that we maintain and in those maintained by third parties with whom we contract to provide services. The collection and use of such information is regulated at the federal and state levels, as well as by the European Union (EU), in which regulatory requirements have been increasing. As our environment continues to evolve in this digital age and reliance upon new technologies, for example cloud computing, become more prevalent, it is imperative we secure the private and sensitive information we collect. Failure to do so, whether through fault of our own information systems or those of outsourced third party providers, could not only cause us to fail to comply with these laws and regulations, but also could cause us to face litigation and penalties that could adversely affect our business, financial condition and results of operations. Our brand's reputation and our image as an employer could also be harmed by these types of security breaches or regulatory violations.
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
We are subject to taxes by the U.S. federal, state, local and foreign tax authorities, and our tax liabilities will be affected by the allocation of expenses to differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

▪	changes in the valuation of our deferred tax assets and liabilities;

▪	expected timing and amount of the release of any tax valuation allowance;

▪	tax effects of stock-based compensation;

▪	changes in tax laws, regulations or interpretations thereof, including the Tax Cuts and Jobs Act that was enacted in December 2017; or

▪	future earnings being lower than anticipated in jurisdictions where we have lower statutory tax rates and higher than anticipated earnings in jurisdictions where we have higher statutory tax rates.

36 | Shake Shack Inc. Form 10-K

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
If we fail to maintain effective internal controls over financial reporting, our ability to produce timely and accurate financial information or comply with Section 404 of the Sarbanes-Oxley Act of 2002 could be impaired, which could have a material adverse effect on our business and stock price.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), the Sarbanes-Oxley Act of 2002, as amended (the "Sarbanes-Oxley Act"), and the listing standards of the New York Stock Exchange.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. It also requires annual management assessments of the effectiveness of our internal control over financial reporting and disclosure of any material weaknesses in such controls. Additionally, as we are no longer considered an emerging growth company, we are now required to have our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly, and place significant strain on our personnel, systems and resources.
Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of management evaluations and independent registered public accounting firm audits of our internal control over financial reporting that we are required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which may have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange.

Shake Shack Inc. Form 10-K | 37

RISKS RELATED TO OUR ORGANIZATIONAL STRUCTURE

Shake Shack has non-controlling interest holders, whose interests may differ from those of our public stockholders.
As of December 27, 2017, the non-controlling interest holders control approximately 39.7% of the combined voting power of our common stock through their ownership of both our Class A and Class B common stock. The non-controlling interest holders, for the foreseeable future, have influence over corporate management and affairs, as well as matters requiring stockholder approval. The non-controlling interest holders are able to, subject to applicable law and the voting arrangements, participate in the election of a majority of the members of our Board of Directors and actions to be taken by us and our Board of Directors, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. It is possible that the interests of the non-controlling interest holders may in some circumstances conflict with our interests and the interests of our other stockholders. For example, the non-controlling interest holders may have different tax positions from us, especially in light of the tax receivable agreement we entered into with the non-controlling interest holders that provides for the payment by us to the non-controlling interest holders of 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize (the "Tax Receivable Agreement"). This could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when Shake Shack should terminate the Tax Receivable Agreement and accelerate its obligations thereunder. In addition, the determination of future tax reporting positions, the structuring of future transactions and the handling of any future challenges by any taxing authorities to our tax reporting positions may take into consideration these non-controlling interest holders' tax or other considerations, which may differ from the considerations of us or our other stockholders.
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

38 | Shake Shack Inc. Form 10-K

The non-controlling interest holders have the right to have their LLC Interests redeemed or exchanged into shares of Class A common stock, which may cause volatility in our stock price.
We have an aggregate of 173,472,523 shares of Class A common stock authorized but unissued, including 10,250,007 shares of Class A common stock issuable upon the redemption or exchange of LLC Interests held by the non-controlling interest holders. Subject to certain restrictions set forth in the SSE Holdings LLC Agreement, the non-controlling interest holders are entitled to have their LLC Interests redeemed or exchanged for shares of our Class A common stock.
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

Shake Shack Inc. Form 10-K | 39

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

40 | Shake Shack Inc. Form 10-K

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
Item 1B. Unresolved Staff Comments.
None.

Shake Shack Inc. Form 10-K | 41

Item 2. Properties.
Our home office is located at 24 Union Square East, 5th Floor, New York, NY 10003. We lease our home office, which is approximately 10,500 square feet and all of our domestic company-operated Shacks. We do not own any real property, nor do we own or lease any property related to our licensed operations. The following table sets forth the number of company-operated and licensed Shacks by geographic location as of December 27, 2017.

	Company Operated	Licensed	Total
Arizona	3	—	3
California	7	1	8
Connecticut	3	—	3
Delaware	1	—	1
District of Columbia	6	1	7
Florida	6	—	6
Georgia	2	—	2
Illinois	4	—	4
Kentucky	1	—	1
Maryland	3	1	4
Massachusetts	5	—	5
Michigan	2	—	2
Minnesota	1	—	1
Missouri	1	—	1
Nevada	4	1	5
New Jersey	4	—	4
New York	23	4	27
Pennsylvania	4	1	5
Texas	7	1	8
Virginia	2	—	2
Wisconsin	1	—	1
Domestic	90	10	100
Bahrain	—	2	2
Japan	—	6	6
Korea	—	5	5
Kuwait	—	8	8
Oman	—	1	1
Qatar	—	4	4
Russia	—	3	3
Saudi Arabia	—	7	7
Turkey	—	3	3
United Arab Emirates	—	12	12
United Kingdom	—	8	8
INTERNATIONAL	—	59	59
SYSTEM-WIDE	90	69	159

42 | Shake Shack Inc. Form 10-K

Item 3. Legal Proceedings
In November 2015, we participated in a voluntary mediation with counsel representing two former Shake Shack managers, who alleged that we improperly classified our restaurant managers as exempt from overtime protections. At the conclusion of the mediation, the parties mutually agreed to fully and finally resolve the matter by settling, rather than litigating. In connection with the settlement, the parties entered into a memorandum of understanding, pursuant to which we agreed to create a settlement fund in the amount of $0.8 million and, in exchange for their participation in the settlement fund, all participating employees (current and former) were required to release Shake Shack from all federal and/or state wage and hour claims that may exist through the settlement date. On March 11, 2016, as required by the memorandum of understanding, the parties entered into a settlement agreement in the amount of $0.8 million. To facilitate the resolution of the matter, the parties coordinated the filing by the plaintiff's counsel of a Complaint on March 17, 2016 with the Supreme Court of the State of New York (the “Court”). On October 25, 2016, the Court granted preliminary approval of the settlement agreement. On December 13, 2016, all eligible class members were mailed the notice of settlement, and the deadline to opt-out or object was January 27, 2017. On March 7, 2017, the Court held a fairness hearing, at which time it determined that the settlement agreement was fair, adequate and equitable, and subsequently issued its order granting final approval of the settlement. On May 1, 2017, we paid to the claims administrator $0.8 million in full satisfaction of the amounts owed by us under the settlement agreement and related expenses.
We are subject to various legal proceedings, claims and liabilities, such as employment-related claims and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance. As of December 27, 2017, the amount of ultimate liability with respect to these matters was not material.
Item 4. Mine Safety Disclosures.
Not applicable.

Shake Shack Inc. Form 10-K | 43

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
MARKET INFORMATION

Our Class A common stock is traded on the New York Stock Exchange under the symbol "SHAK." The table below sets forth the high and low sales prices of our Class A common stock as reported on the New York Stock Exchange during each quarter of fiscal 2017 and 2016.

	2017		2016
	High	Low	High	Low
First Quarter	$39.70	$30.36	$43.99	$30.00
Second Quarter	$39.57	$32.07	$38.96	$33.10
Third Quarter	$35.78	$30.12	$42.94	$33.76
Fourth Quarter	$46.90	$32.25	$39.51	$30.90
Our Class B common stock is not listed nor traded on any stock exchange.
HOLDERS OF RECORD

As of February 14, 2018, there were 69 shareholders of record of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or "street name" accounts through brokers. As of February 14, 2018, there were 35 shareholders of record of our Class B common stock.
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

44 | Shake Shack Inc. Form 10-K

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY INCENTIVE PLANS

The following table provides information about our compensation plans under which our Class A common stock is authorized for issuance, as of December 27, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans
Equity compensation plans approved by security holders(1)	1,888,659	$21.16	3,434,919

(1)	Includes awards granted and available to be granted under our 2015 Incentive Award Plan.
STOCK PERFORMANCE GRAPH

The following graph and table illustrate the total return from January 30, 2015 through December 27, 2017 for (i) our Class A common stock, (ii) the Standard and Poor's 500 Index, and (iii) the Standard and Poor’s 600 Restaurants Index, assuming an investment of $100 on January 30, 2015 including the reinvestment of dividends.
Comparison of 35 Month Cumulative Total Return

	1/30/2015	7/1/2015	12/30/2015	6/29/2016	12/28/2016	6/28/2017	12/27/2017
Shake Shack Inc.	$100.00	$130.81	$87.06	$80.22	$80.24	$77.65	$96.60
S&P 500 Index	100.00	104.36	104.52	108.53	117.02	127.95	142.57
S&P 600 Restaurants Index	100.00	101.86	89.60	88.03	94.50	91.16	91.75

Shake Shack Inc. Form 10-K | 45

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

(dollar amounts in thousands, except per share amounts)	2017	2016	2015	2014(1)	2013
Selected statement of income data:
Shack sales	$346,388	$259,350	$183,219	$112,042	$78,587
Licensing revenue	12,422	9,125	7,373	6,488	3,869
Shack-level operating expenses	254,079	186,058	130,345	85,181	58,168
General and administrative expenses	39,003	30,556	37,825	18,187	12,453
Pre-opening costs	9,603	9,520	5,430	6,105	2,334
Operating income	33,813	27,805	6,753	3,143	5,935
Net income	8,884	22,146	3,124	2,118	5,423
Net income (loss) attributable to Shake Shack Inc.	(320)	12,446	(8,776)	2,118	5,423

Per share data:
Earnings (loss) per share—basic	$(0.01)	$0.54	$(0.65)	$0.07	$0.18
Earnings (loss) per share—diluted	$(0.01)	$0.53	$(0.65)	$0.07	$0.18

Selected balance sheet data (at period end):
Cash and cash equivalents	$21,507	$11,607	$70,849	$2,677	$13,076
Short-term marketable securities	63,036	62,040	275	—	—
Total current assets	93,199	83,944	78,934	7,925	15,207
Total assets	470,606	538,194	379,547	82,962	55,219
Total current liabilities	34,024	31,716	24,005	48,177	7,205
Total debt	14,518	2,007	313	32,313	313
Total liabilities	246,127	336,841	222,528	70,362	17,832
Total equity	224,479	201,353	157,019	12,600	37,387

Selected cash flow data:
Net cash provided by operating activities	$70,878	$54,285	$41,258	$13,584	$12,924
Net cash used in investing activities	(61,943)	(114,761)	(34,514)	(28,515)	(16,194)
Net cash provided by financing activities	965	1,234	61,428	4,532	313

46 | Shake Shack Inc. Form 10-K

(dollar amounts in thousands)	2017	2016	2015	2014(1)	2013
Selected operating data:
System-wide sales(2)	$532,137	$402,791	$295,257	$217,442	$139,903
Same-Shack sales growth(3)	(1.2)%	4.2%	13.3%	4.1%	5.9%
Shacks in the comparable base	43	29	21	13	8
Average weekly sales(4):
Domestic company-operated	$88	$96	$96	$89	$96
Average unit volumes(5):
Domestic company-operated	$4,598	$4,981	$4,976	$4,611	$5,017
International licensed	$3,176	$3,334	$3,413	$4,588	$6,077
Shack-level operating profit(6)	$92,309	$73,292	$52,874	$26,861	$20,419
Shack-level operating profit margin(6)	26.6%	28.3%	28.9%	24.0%	26.0%
Adjusted EBITDA(7)	$64,664	$50,234	$37,011	$14,862	$12,722
Adjusted EBITDA margin(7)	18.0%	18.7%	19.4%	12.5%	15.4%
Shack counts (at end of period):
System-wide	159	114	84	63	40
Domestic company-operated	90	64	44	31	21
Domestic licensed	10	7	5	5	4
International licensed	59	43	35	27	15

(1)
We operate on a 52/53 week fiscal year that ends on the last Wednesday of the calendar year. Fiscal 2017, 2016, 2015 and 2013 each contained 52 weeks. Fiscal 2014 was a 53-week year with the extra operating week (the "53rd week") falling in our fiscal fourth quarter.

(2)
System-wide sales consists of sales from our domestic company-operated Shacks, our domestic licensed Shacks and our international licensed Shacks. We do not recognize the sales from our licensed Shacks as revenue. Of these amounts, our revenue is limited to Shack sales from domestic company-operated Shacks and licensing revenue based on a percentage of sales from domestic and international licensed Shacks, as well as certain up-front fees such as territory fees and opening fees.

(3)
Same-Shack sales growth reflects the change in year-over-year Shack sales for domestic company-operated Shacks open for 24 full fiscal months or longer. Same-Shack sales growth for fiscal 2014 excludes sales from the 53rd week.

(4)
Average weekly sales is calculated by dividing total Shack sales by the number of operating weeks for all Shacks in operation during the period. For Shacks that are not open for the entire period, fractional adjustments are made to the number of operating weeks used in the denominator such that it corresponds to the period of associated sales.

(5)
Average unit volumes ("AUVs") are calculated by dividing total Shack sales by the number of Shacks open during the period. For Shacks that are not open for the entire period, fractional adjustments are made to the number of Shacks used in the denominator such that it corresponds to the period of associated sales.

(6)	See "Non-GAAP Measures—Shack-Level Operating Profit" on page 58 for additional information and a reconciliation to the most directly comparable GAAP financial measure.

(7)	See "Non-GAAP Measures—EBITDA and Adjusted EBITDA" on page 59 for additional information and a reconciliation to the most directly comparable GAAP financial measure.

Shake Shack Inc. Form 10-K | 47

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
FISCAL 2017 HIGHLIGHTS

Fiscal 2017 was another strong year for Shake Shack. We surpassed our targeted growth plan and opened 26 domestic company-operated Shacks. We entered a number of new major markets this year—making our debut in downtown Detroit, San Antonio in the Park North Shopping Center, two Shack openings in San Diego in Mission Valley and UTC, Wisconsin and Missouri, with an opening in Danny Meyer's hometown of St. Louis. We also deepened our roots in our current markets, opening Shacks in the DC market, Connecticut, California, Texas, Illinois, Florida, New York, New Jersey and Nevada. Internationally, we expanded our footprint by opening 16 net new licensed Shacks, with three new Shacks in Japan, bringing our total to six Shacks in Japan, and two more Shacks in South Korea, bringing our total to five Shacks in South Korea, as well as further expanding our footprint in the Middle East and United Kingdom. Additionally, we opened three domestic licensed Shacks, including our expansion in the sporting events arena at Minute Maid Park in Houston and M&T Bank Stadium in Baltimore, as well as a new airport Shack in LAX Terminal 3.
Fiscal 2017 marked a year of continued menu innovation, from the pop-ups and promotions we ran, to the collaborations we had with amazing chefs around the country and world, to our dynamic limited time offering ("LTO") program we continued throughout the year. For our LTOs this year, we featured new premium items across the menu—including burgers, chicken and fries. Starting

48 | Shake Shack Inc. Form 10-K

in February, we rolled out our BBQ lineup and followed it with our chili menu starting in October. In fiscal 2017 we switched from offering the Shake of the Week to our Trio of Featured of Shakes, where we offered a trio of premium shakes at various times of the year.
We also made big investments in our digital strategy. We launched our mobile-ordering Shack App nationwide for IOS in January 2017, and to mark the occasion, we rewarded each guest who downloaded the Shack App with a free single ShackBurger. Subsequently in July 2017 we launched our Android version of the Shack App. Guests can order a ShackBurger, crinkle cut fries and frozen custard—all from their phone. The launch of our Shack App is just another way we are trying to meet our guests where they are and giving a whole new way to experience Shake Shack. We also introduced self-serve kiosks for in-Shack ordering at a couple of our New York City Shacks. Our Astor Place Shack in Manhattan opened as the first Shack with a kiosk-only, cashless environment with hospitality champs there to help and guide guests through the kiosk experience.
In addition to launching and learning through the app, we entered into a number of integrated delivery pilots in fiscal 2017. We worked with a number of delivery service partners during this pilot phase and learned about guest demand and our various Shacks' operations as well as gained perspective on our partners and the importance of systems integration.
We also made great strides this past year in our mission to Stand For Something Good. In January 2017 we announced our U.S. Animal Welfare Policy, providing further transparency to our team, guests and suppliers and reiterating our commitment to achieving ethical and humane practices for the animals in our supply chain.
Our fiscal 2017 results demonstrate the success of our various growth strategies. Our brand power and thoughtful approach to growth have resulted in strong Shack performance across a variety of geographic areas and formats. Some financial highlights for fiscal 2017 include:

▪	Total revenue increased 33.6% to $358.8 million.

▪	Shack sales increased 33.6% to $346.4 million.

▪	Same-Shack sales decreased 1.2%.

▪	Operating income increased 21.6% to $33.8 million, or 9.4% of total revenue.

▪	Shack-level operating profit margin*, a non-GAAP measure, increased 25.9% to $92.3 million, or 26.6% of Shack sales.

▪	Net income was $8.9 million and net loss attributable to Shake Shack Inc. was $0.3 million, or $(0.01) per diluted share.

▪	Adjusted EBITDA*, a non-GAAP measure, increased 28.7% to $64.7 million.

▪	Adjusted pro forma net income*, a non-GAAP measure, increased 25.4% to $21.0 million, or $0.57 per fully exchanged and diluted share.

▪	45 net system-wide Shack openings, including 26 domestic company-operated Shacks and 19 net licensed Shacks, representing a 39.5% increase in system-wide Shack count.

* Shack-level operating profit, adjusted EBITDA and adjusted pro forma net income are non-GAAP measures. Reconciliations of Shack-level operating profit to operating income, adjusted EBITDA to net income (loss) attributable to Shake Shack Inc., and adjusted pro forma net income to net income (loss) attributable to Shake Shack Inc., the most directly comparable financial measures presented in accordance with GAAP, are set forth on pages 58–62.
TRENDS IN OUR BUSINESS

In fiscal 2017 we continued to focus on driving long-term value creation—building the community gathering places our guests love (both in the Shack and online), investing in our digital platforms, while innovating around our core menu, and further strengthening the unique culture that differentiates and drives our company forward. We plan to continue to expand our business, drive Shack sales and enhance our competitive positioning by executing on the following strategies: (i) opening new domestic company-operated Shacks; (ii) capitalizing on our outsized brand awareness; (iii) growing same-Shack sales; (iv) innovating our digital products and capabilities; and (v) thoughtfully increasing our licensed Shacks domestically and abroad.
Our primary means of growth will be opening new domestic company-operated Shacks and we believe we have a strong pipeline of Shacks for fiscal 2018. Our development strategy this year remains a balance between further penetration of existing markets,

Shake Shack Inc. Form 10-K | 49

complemented by launches in a number of new markets, including Birmingham, Charlotte, Denver, Kansas City, Nashville, San Francisco and Seattle. We will also be growing our presence in existing markets with new Shacks planned in California, metro New York, the Mid-Atlantic, Texas and more. Internationally, we will continue to execute our strategy of licensed revenue growth through our key partnerships here and abroad, with a focus on Asia. In the summer of 2017, we announced our plans to bring Shake Shack to Hong Kong and Macau with a total of 14 Shacks to open through 2027, as well our plans to open 25 Shacks in greater Shanghai through 2028. We have another busy year planned with continued unit growth in fiscal 2018 in the Middle East and U.K.
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
While we believe that there is still ample room to grow our Shack-base in our hometown of New York City, the majority of our domestic company-operated Shack growth is expected to occur outside of New York City. Because our historical average unit volumes ("AUVs") have been higher, due in large part to our concentration in urban markets, historical domestic company-operated AUVs are not a good measure of expected sales at new Shacks. As we continue to expand outside of our established markets, we continue to expect our company-wide AUV for all domestic company-operated Shacks to decline over time as Shacks of various unit volumes are introduced into the system. For fiscal 2018, we expect domestic company-operated AUV to be between $4.1 to $4.2 million.
Building upon our accomplishments with the Shack App and kiosks in fiscal 2017, we will continue to invest in and expand our digital products and capabilities across the company in fiscal 2018. Some of our digital strategies in the next year include: (i) continuing to add functionality to our online browsing and ordering experience; (ii) streamlining and removing friction points and improving the overall guest experience when engaging with Shake Shack in the digital world to build data management and analytics capabilities to deliver enhanced customer insights critical to our ongoing digital product roadmap and our other strategic growth initiatives; and (iii) delivering increasingly personalized marketing programs, allowing us to connect with our existing customers as well as potential customers, and to increasingly focus on rewarding our best customers. We plan on making investments in our people, systems and tools to build on the digital foundation we laid in 2017. We also plan on making investments in our back-office systems, in both the home office and our Shacks, to support our ongoing expansion in the most efficient manner.

We will continue to embrace our fine-dining heritage and, although our core menu remains focused, we plan to continue supplementing it with targeted innovation. In January 2018, we launched our latest LTO, the Griddled Chick’n Club—an all-natural chicken breast topped with Niman Ranch smoked bacon, lettuce, tomato and buttermilk herb mayo. We are excited to see how this option potentially expands the chicken category alongside our already successful fried Chick’n Shack.
While we believe there are significant opportunities ahead of us, we also face many challenges, along with our industry. We expect the high labor trends to continue into fiscal 2018. We believe that rising minimum wage legislation will continue to affect the entire restaurant industry, as well as increased regulatory pressures such as the Fair Work Week legislation, and we fully expect this labor pressure to continue in the future. Several states in which we operate have enacted minimum wage increases and it is possible that other states or the federal government could also enact minimum wage increases. Our primary challenge for fiscal 2018 and the next few years will be preserving our margins in the face of these rising labor costs. As more minimum wage increases are enacted, we may be required to implement additional pay increases or offer additional benefits in the future in order to attract and retain the most qualified people, which we expect to put further pressure on our operating margins. While we expect our operating profit to increase in absolute terms, we expect our Shack-level operating profit margins to decline due to the labor pressures we face coupled with the introduction of more Shacks of various unit volumes.
With only 159 Shacks system-wide, as of December 27, 2017, we still have significant whitespace opportunity ahead of us. Despite the challenges we face, we believe that we are positioned well for future growth.

50 | Shake Shack Inc. Form 10-K

FISCAL 2018 OUTLOOK

For the fiscal year ending December 26, 2018, we are providing the following preliminary financial outlook:

Current Outlook
Total revenue (inclusive of licensing revenue)	$444 to $448 million
Licensing revenue	$12 to $13 million
Same-Shack sales growth (%)(1)	0%
Domestic company-operated Shack openings	32 to 35
Licensed Shack openings, net	16 to 18
Average annual sales volume for domestic company-operated Shacks	$4.1 to $4.2 million
Shack-level operating profit margin (%)	24.5% to 25.5%
General and administrative expenses(2)	$49 to $51 million
Depreciation expense	$32 million
Pre-opening costs	$12 to $13 million
Interest expense	$2 to $2.2 million
Adjusted pro forma effective tax rate (%)	26% to 27%

(1)	Includes approximately 1.5% to 2% of menu price increases taken in December 2017.

(2)	Excludes approximately $4 to $6 million of estimated costs related to Project Concrete, our operational and financial systems upgrade initiative.

FISCAL 2020 TARGETS

By the end of fiscal 2020, we are targeting:

▪	At least 200 domestic company-operated Shacks and at least 120 globally licensed Shacks (more than double the system-wide Shack count as of December 27, 2017); and

▪	Over $700 million in total revenue.

Shake Shack Inc. Form 10-K | 51

RESULTS OF OPERATIONS

The following table summarizes our results of operations for fiscal 2017, 2016 and 2015:

(dollar amounts in thousands)	2017		2016		2015
Shack sales	$346,388	96.5%	$259,350	96.6%	$183,219	96.1%
Licensing revenue	12,422	3.5%	9,125	3.4%	7,373	3.9%
TOTAL REVENUE	358,810	100.0%	268,475	100.0%	190,592	100.0%
Shack-level operating expenses(1):
Food and paper costs	98,337	28.4%	73,752	28.4%	54,079	29.5%
Labor and related expenses	91,740	26.5%	65,540	25.3%	44,752	24.4%
Other operating expenses	35,805	10.3%	24,946	9.6%	16,307	8.9%
Occupancy and related expenses	28,197	8.1%	21,820	8.4%	15,207	8.3%
General and administrative expenses	39,003	10.9%	30,556	11.4%	37,825	19.8%
Depreciation expense	21,704	6.0%	14,502	5.4%	10,222	5.4%
Pre-opening costs	9,603	2.7%	9,520	3.5%	5,430	2.8%
Loss on disposal of property and equipment	608	0.2%	34	—%	17	—%
TOTAL EXPENSES	324,997	90.6%	240,670	89.6%	183,839	96.5%
OPERATING INCOME	33,813	9.4%	27,805	10.4%	6,753	3.5%
Other income, net	128,123	35.7%	1,065	0.4%	7	—%
Interest expense	(1,643)	(0.5)%	(374)	(0.1)%	(332)	(0.2)%
INCOME BEFORE INCOME TAXES	160,293	44.7%	28,496	10.6%	6,428	3.4%
Income tax expense	151,409	42.2%	6,350	2.4%	3,304	1.7%
NET INCOME	8,884	2.5%	22,146	8.2%	3,124	1.6%
Less: net income attributable to non-controlling interests	9,204	2.6%	9,700	3.6%	11,900	6.2%
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$(320)	(0.1)%	$12,446	4.6%	$(8,776)	(4.6)%
(1) As a percentage of Shack sales.

52 | Shake Shack Inc. Form 10-K

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
Shack sales were $346.4 million for fiscal 2017 compared to $259.4 million for fiscal 2016, an increase of $87.0 million or 33.6%. The growth in Shack sales was primarily driven by the opening of 26 new domestic company-operated Shacks during fiscal 2017 partially offset by a same-Shack sales decrease of 1.2%. Shacks outside of the comparable Shack base contributed $89.3 million to the this increase, partially offset by a decrease of $2.3 million related to those Shacks included in the comparable base. Same-Shack sales decreased 1.2% during fiscal 2017, primarily driven by decreased guest traffic of 3.2%, partially offset by a combined increase of 2.0% in price and sales mix. For purposes of calculating same-Shack sales growth, Shack sales for 43 Shacks were included in the comparable Shack base. For fiscal 2017 and fiscal 2016, AUVs for domestic company-operated Shacks decreased to $4.6 million in fiscal 2017 from $5.0 million in fiscal 2016, primarily due to the addition of Shacks with lower unit volumes to the system.
Shack sales were $259.4 million for fiscal 2016 compared to $183.2 million for fiscal 2015, an increase of $76.2 million or 41.6%. The growth in Shack sales was primarily driven by the opening of 20 new domestic company-operated Shacks during fiscal 2016 and same-Shack sales growth. Shacks in the comparable Shack base contributed $5.2 million of this increase while those domestic company-operated Shacks open less than a year contributed $67.3 million. Additionally, we had $3.1 million of incremental sales from our Madison Square Park Shack which was temporarily closed in the prior year for renovations. Same-Shack sales increased 4.2% during fiscal 2016, primarily driven by a combined increase of 3.1% in price and sales mix and increased guest traffic of 1.1%. For purposes of calculating same-Shack sales growth, Shack sales for 29 Shacks were included in the comparable Shack base. For fiscal 2016 and 2015 AUVs for domestic company-operated Shacks remained constant at $5.0 million.
Licensing Revenue
Licensing revenue is comprised of license fees, opening fees for certain licensed Shacks and territory fees. License fees are calculated as a percentage of sales and territory fees are payments for the exclusive right to develop Shacks in a specific geographic area.
Licensing revenue was $12.4 million for fiscal 2017 compared to $9.1 million for fiscal 2016, an increase of $3.3 million or 36.1%. This increase was primarily driven by the opening of 19 licensed Shacks (net of closures) during fiscal 2017, $0.5 million of previously deferred royalty revenue recognized in connection with the initial publication of the Shake Shack book and the initial strength of our newer Shacks in South Korea, partially offset by lower revenue from Shacks in the Middle East as a result of macroeconomic and geopolitical volatile conditions.
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
Food and paper costs were $98.3 million for fiscal 2017 compared to $73.8 million for fiscal 2016, an increase of $24.5 million or 33.3%, primarily due to the opening of 26 new domestic company-operated Shacks during fiscal 2017. As a percentage of Shack sales, food and paper costs remained constant at 28.4% in fiscal 2017 and 2016.

Shake Shack Inc. Form 10-K | 53

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
Labor and related expenses were $91.7 million for fiscal 2017 compared to $65.5 million for fiscal 2016, an increase of $26.2 million or 40.0%. This increase was primarily due to the opening of 26 new domestic company-operated Shacks during fiscal 2017. As a percentage of Shack sales, labor and related expenses increased to 26.5% in fiscal 2017 compared to 25.3% in fiscal 2016. This increase was due to: (i) the opening of 26 new domestic company-operated Shacks, which typically carry higher labor costs during the first few months of operations; (ii) increases in hourly wages that were implemented at the end of fiscal 2016; (iii) investments in our management team to support future growth; and (iv) the opening of Shacks at various volumes.
Labor and related expenses were $65.5 million for fiscal 2016 compared to $44.8 million for fiscal 2015, an increase of $20.7 million or 46.5%. This increase was primarily due to the opening of 20 new domestic company-operated Shacks during fiscal 2016. As a percentage of Shack sales, labor and related expenses increased to 25.3% in fiscal 2016 compared to 24.4% in fiscal 2015. This increase was due to a combination of factors, including: (i) the opening of 20 new domestic company-operated Shacks, which typically carry higher labor costs during the first few months of operations; (ii) the company-wide increase to the starting hourly wage that we implemented at the beginning of the year; (iii) increased staffing in preparation of our ramped up growth; and (iv) additional labor from training in anticipation of the national launch of the Shack App.
Other Operating Expenses
Other operating expenses consist of marketing expenses, utilities and other operating expenses incidental to operating our domestic company-operated Shacks, such as non-perishable supplies, credit card fees, property insurance and repairs and maintenance.
Other operating expenses were $35.8 million for fiscal 2017 compared to $24.9 million for fiscal 2016, an increase of $10.9 million or 43.5%, primarily due to the opening of 26 new domestic company-operated Shacks in fiscal 2017. As a percentage of Shack sales, other operating expenses increased to 10.3% in fiscal 2017 compared to 9.6% in fiscal 2016. This increase was primarily due to certain fixed expenses and increased facility costs as our Shacks mature, as well as the introduction of more Shacks of various volumes into the system.
Other operating expenses were $24.9 million for fiscal 2016 compared to $16.3 million for fiscal 2015, an increase of $8.6 million or 53.0%, primarily due to the opening of 20 new domestic company-operated Shacks in fiscal 2016. As a percentage of Shack sales, other operating expenses increased to 9.6% in fiscal 2016 compared to 8.9% in fiscal 2015. This increase was due to higher repair and maintenance expenses and utilities costs, as well as the introduction of a broader volume Shacks into the system.
Occupancy and Related Expenses
Occupancy and related expenses consist of Shack-level occupancy expenses (including rent, common area expenses and certain local taxes), excluding pre-opening costs, which are recorded separately.
Occupancy and related expenses were $28.2 million for fiscal 2017 compared to $21.8 million for fiscal 2016, an increase of $6.4 million or 29.2%, primarily due to the opening of 26 new domestic company-operated Shacks in fiscal 2017. As a percentage of Shack sales, occupancy and related expenses decreased to 8.1% in fiscal 2017 compared to 8.4% in fiscal 2016, primarily due to

54 | Shake Shack Inc. Form 10-K

more favorable lease terms and the impact of additional lease financing arrangements where we are deemed to be the accounting owner.
Occupancy and related expenses were $21.8 million for fiscal 2016 compared to $15.2 million for fiscal 2015, an increase of $6.6 million or 43.5%, primarily due to the opening of 20 new domestic company-operated Shacks in fiscal 2016. As a percentage of Shack sales, occupancy and related expenses increased to 8.4% in fiscal 2016 compared to 8.3% in fiscal 2015, primarily due to the introduction of a broader range of unit volume Shacks into the system.
General and Administrative Expenses
General and administrative expenses consist of costs associated with corporate and administrative functions that support Shack development and operations, as well as equity-based compensation expense.
General and administrative expenses were $39.0 million for fiscal 2017 compared to $30.6 million for fiscal 2016, an increase of $8.4 million or 27.6%. This increase was primarily driven by higher payroll expenses from increased headcount at our home office to support our growth plans, technology development costs related to our digital products, $0.7 million of costs incurred in connection with our executive transition, $0.5 million of the recognition of previously deferred costs related to the initial publication of the Shake Shack book, $0.2 million of the first phase costs associated with Project Concrete and $0.2 million of non-cash deferred rent for our new home office. As a percentage of total revenue, general and administrative expenses decreased to 10.9% in fiscal 2017 from 11.4% in fiscal 2016. This decrease was primarily due to benefit from higher Shack sales.
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
Depreciation expense was $21.7 million for fiscal 2017 compared to $14.5 million for fiscal 2016, an increase of $7.2 million or 49.7%. This increase was due primarily to depreciation of capital expenditures related to the opening of 26 new domestic company-operated Shacks during fiscal 2017. As a percentage of total revenue, depreciation expense increased to 6.0% in fiscal 2017 from 5.4% in 2016. This increase was primarily due to incremental depreciation of property, plant and equipment related to the opening of 26 new domestic company-operated Shacks during fiscal 2017.
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

Shake Shack Inc. Form 10-K | 55

Pre-opening costs were $9.6 million in fiscal 2017, including $1.6 million of deferred rent expense, compared to $9.5 million in fiscal 2016, an increase of $0.1 million or 0.9%, primarily due to an increased number of openings and the timing of new domestic company-operated Shacks expected to open.
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
The loss on disposal of property and equipment in fiscal 2017 was $0.6 million. The loss on disposal of property and equipment in fiscal 2016 and 2015 was not material.
Other Income, net
Other income consists of interest income, dividend income, adjustments to liabilities under our tax receivable agreement and net realized gains and losses from the sale of marketable securities.
Other income, net was $128.1 million in fiscal 2017, which primarily consisted of $127.2 million of adjustments to the liabilities under our tax receivable agreement, including the impact of tax reform, and $0.8 million of dividend income related to the investments in marketable securities we acquired during fiscal 2017.
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
Interest expense in fiscal 2017 was $1.6 million compared to $0.4 million fiscal 2016 and $0.3 million in fiscal 2015. These increases were primarily due to the increased number of leases where we are deemed to be the accounting owner.
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
In December 2017, the Tax Cuts and Jobs Act of 2017 (the "TCJA") was enacted into law. The TCJA provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended, including the reduction of the U.S. federal corporate income tax rate from 35% to 21%, among other provisions. As a result of the TCJA, we recognized a $125.9 million benefit in other income related to the reduction in liabilities under its tax receivable agreement. We also recognized an additional $138.6 million of income tax expense as a provisional amount in accordance with Staff Accounting Bulletin No. 118 ("SAB 118"), relating to the remeasurement of our deferred tax assets.

56 | Shake Shack Inc. Form 10-K

Income tax expense was $151.4 million in fiscal 2017 compared to $6.4 million in fiscal 2016. The increase in income tax expense is primarily driven by the aforementioned $138.6 million of additional income tax expense we recognized in connection with the remeasurement of our deferred tax assets relating to the enactment of the TCJA. To a lesser extent, the increase in income tax expense was also driven by an increase in our pre-tax income, as well as an increase in our ownership interest in SSE Holdings. As our ownership interest in SSE Holdings increases, our share of the taxable income of SSE Holdings also increases. Our weighted-average ownership interest in SSE Holdings increased to 70.6% in fiscal 2017 from 63.2% in 2016. Our effective income tax rate increased to 94.5% in fiscal 2017 from 22.3% in fiscal 2016 primarily due to the remeasurement of deferred tax assets in connection with the enactment of the TCJA.
Income tax expense was $6.4 million in fiscal 2016 compared to $3.3 million in fiscal 2015. The increase in tax expense was primarily due to the increase in pre-tax income, as well as our ownership changes in SSE Holdings. As our ownership interest in SSE Holdings increases, our share of the taxable income of SSE Holdings also increases. Our weighted-average ownership interest in SSE Holdings increased to 63.2% in fiscal 2016 from 39.0% in 2015. This increase was offset by a $1.5 million tax benefit we recognized as a result of the impact of a tax rate change on our deferred tax assets. Our effective income tax rate decreased to 22.3% in fiscal 2016 from 51.4% in fiscal 2015 primarily due to the IPO and Organizational Transactions that occurred in fiscal 2015. As the non-recurring compensation expenses and other IPO-related expenses recognized during fiscal 2015 were incurred in the period prior to the organizational transactions completed in connection with the IPO, and prior to our becoming a member of SSE Holdings, we were not entitled to any tax benefits related to those losses. We recognized tax expense in fiscal 2015 based on our allocable share of the taxable income generated in the period subsequent to becoming a member of SSE Holdings, which resulted in a very high effective tax rate in fiscal 2015 when compared to our consolidated pre-tax income.
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
Net income attributable to non-controlling interests was $9.2 million for fiscal 2017 compared to $9.7 million for fiscal 2016, a decrease of $0.5 million or 5.1%. This decrease was primarily driven by an increase in our weighted-average ownership interest in SSE Holdings from 63.2% in fiscal 2016 to 70.6% in fiscal 2017 as a result of redemptions of LLC Interests.
Net income attributable to non-controlling interests was $9.7 million for fiscal 2016 compared to $11.9 million for fiscal 2015, a decrease of $2.2 million or 18.5%. This decrease was primarily driven by an increase in our weighted-average ownership interest in SSE Holdings from 39.0% in fiscal 2015 to 63.2% in fiscal 2016 as a result of redemptions of LLC Interests.

Shake Shack Inc. Form 10-K | 57

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

58 | Shake Shack Inc. Form 10-K

(dollar amounts in thousands)	2017	2016	2015	2014(1)	2013
Operating income	$33,813	$27,805	$6,753	$3,143	$5,935
Less:
Licensing revenue	12,422	9,125	7,373	6,488	3,869
Add:
General and administrative expenses	39,003	30,556	37,825	18,187	12,453
Depreciation expense	21,704	14,502	10,222	5,809	3,541
Pre-opening costs	9,603	9,520	5,430	6,105	2,334
Loss on disposal of property and equipment	608	34	17	105	25
Shack-level operating profit	$92,309	$73,292	$52,874	$26,861	$20,419

Total revenue	$358,810	$268,475	$190,592	$118,530	$82,456
Less: Licensing revenue	12,422	9,125	7,373	6,488	3,869
Shack sales	$346,388	$259,350	$183,219	$112,042	$78,587

Shack-level operating profit margin	26.6%	28.3%	28.9%	24.0%	26.0%

(1)	We operate on a 52/53 week fiscal year that ends on the last Wednesday of the calendar year. Fiscal 2017, 2016, 2015 and 2013 each contained 52 weeks. Fiscal 2014 was a 53-week year.
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

Shake Shack Inc. Form 10-K | 59

(in thousands)	2017	2016	2015	2014(1)	2013
Net income	$8,884	$22,146	$3,124	$2,118	$5,423
Depreciation expense	21,704	14,502	10,222	5,809	3,541
Interest expense, net	1,565	285	325	363	52
Income tax expense	151,409	6,350	3,304	662	460
EBITDA	183,562	43,283	16,975	8,952	9,476

Equity-based compensation	5,623	5,354	4,314	165	93
Deferred compensation	—	—	—	—	2,054
Deferred rent	983	2,251	1,482	2,830	975
Loss on disposal of property and equipment	608	34	17	105	25
Non-recurring compensation expenses related to the IPO(2)	—	—	12,818	—	—
IPO-related expenses	—	—	635	2,675	—
Legal settlement	—	—	770	—	—
Executive transition costs(3)	664	—	—	—	—
Project Concrete(4)	181	—	—	—	—
Home Office relocation expenses(5)	264	—	—	—	—
Other income related to adjustment of liabilities under tax receivable agreement	(1,362)	(688)	—	—	—
Other income related to adjustment of liabilities under tax receivable agreement resulting from the enactment of the TCJA	(125,859)	—	—	—	—
Other non-cash items	—	—	—	135	99
ADJUSTED EBITDA	$64,664	$50,234	$37,011	$14,862	$12,722

Adjusted EBITDA margin	18.0%	18.7%	19.4%	12.5%	15.4%

(1)	We operate on a 52/53 week fiscal year that ends on the last Wednesday of the calendar year. Fiscal 2017, 2016, 2015 and 2013 each contained 52 weeks. Fiscal 2014 was a 53-week year.

(2)
Non-recurring compensation expense incurred in connection with the IPO, including expense recognized upon settlement of outstanding unit appreciation rights, the related employer withholding taxes and the accelerated vesting of outstanding restricted Class B units. See Note 13 to the consolidated financial statements included in Item 8 of this Form 10-K.

(3)	Represents fees paid to an executive recruiting firm, a non-recurring signing bonus and certain other benefits paid upon the hiring of our chief financial officer.

(4)	Represents consulting and advisory fees related to our operational and financial system upgrade initiative called Project Concrete.
(5) Costs incurred in connection with our planned relocation to a new home office, including duplicative non-cash deferred rent and legal costs.
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

60 | Shake Shack Inc. Form 10-K

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
Limitations of the Usefulness of These Measures
Adjusted pro forma net income and adjusted pro forma earnings per fully exchanged and diluted share may differ from similarly titled measures used by other companies due to different methods of calculation. Presentation of adjusted pro forma net income and adjusted pro forma earnings per fully exchanged and diluted share should not be considered alternatives to net income (loss) and earnings (loss) per share, as determined under GAAP. While these measures are useful in evaluating our performance, it does not account for the earnings attributable to the non-controlling interest holders and therefore does not provide a complete understanding of the net income attributable to Shake Shack Inc. Adjusted pro forma net income and adjusted pro forma earnings per fully exchanged and diluted share should be evaluated in conjunction with our GAAP financial results. A reconciliation of adjusted pro forma net income to net income (loss) attributable to Shake Shack Inc., the most directly comparable GAAP measure, and the computation of adjusted pro forma earnings per fully exchanged and diluted share are set forth below.

(in thousands, except per share amounts)	2017	2016	2015	2014(1)
Numerator:
Net income (loss) attributable to Shake Shack Inc.	$(320)	$12,446	$(8,776)	$2,118
Adjustments:
Reallocation of net income attributable to non-controlling interests from the assumed exchange of LLC Interests(2)	9,204	9,700	11,900	—
Non-recurring compensation expenses incurred in connection with the IPO(3)	—	—	12,818	—
IPO-related expenses	—	—	635	2,675
Legal settlement	—	—	770	—
Executive transition costs(4)	664	—	—	—
Project Concrete(5)	181	—	—	—
New home office rent and related costs(6)	264	—	—	—
Other income related to the adjustment of liabilities under tax receivable agreement	(1,362)	(688)	—	—
Other income related to the remeasurement of liabilities under tax receivable agreement resulting from the enactment of the TCJA	(125,859)	—	—	—
Remeasurement of deferred tax assets	138,636	(1,526)	—	—
Income tax expense(7)	(377)	(3,164)	(5,302)	(67)
Adjusted pro forma net income	$21,031	$16,768	$12,045	$4,726
Denominator:
Weighted-average shares of Class A common stock outstanding—diluted	25,876	23,449	13,588	30,122
Adjustments:
Assumed exchange of LLC Interests for shares of Class A common stock(2)	10,773	13,360	22,635	—
Assumed issuance of shares in connection with the IPO and settlement of outstanding unit appreciation rights(8)	—	—	—	6,089
Dilutive effect of stock options	555	—	987	—
Adjusted pro forma fully exchanged weighted-average shares of Class A common stock outstanding—diluted	37,204	36,809	37,210	36,211
Adjusted pro forma earnings per fully exchanged share—diluted	$0.57	$0.46	$0.32	$0.13

(1)	We operate on a 52/53 week fiscal year that ends on the last Wednesday of the calendar year. Fiscal 2017, 2016 and 2015 each contained 52 weeks. Fiscal 2014 was a 53-week year.

(2)
Assumes the exchange of all outstanding LLC Interests for shares of Class A common stock, resulting in the elimination of the non-controlling interest and recognition of the net income attributable to non-controlling interests.

Shake Shack Inc. Form 10-K | 61

(3)
Non-recurring compensation expense incurred in connection with the IPO. Includes expense recognized upon settlement of outstanding unit appreciation rights, the related employer withholding taxes and the accelerated vesting of outstanding restricted Class B units. See Note 13 to the consolidated financial statements included in Item 8 of this Form 10-K.

(4)	Represents fees paid to an executive recruiting firm, a non-recurring signing bonus and certain other benefits paid upon the hiring of our chief financial officer.

(5)	Represents consulting and advisory fees related to our operational and financial system upgrade initiative called Project Concrete.

(6)	Costs incurred in connection with the our planned relocation to a new home office, including duplicative non-cash deferred rent and legal costs.

(7)
For fiscal 2017, 2016 and 2015, amounts represent the tax effect of the aforementioned adjustments and pro forma adjustments to reflect corporate income taxes at assumed effective tax rates of 38.5%, 39.7% and 41.7% respectively, which include provisions for U.S. federal income taxes, certain LLC entity-level taxes and foreign withholding taxes, assuming the highest statutory rates apportioned to each applicable state, local and foreign jurisdiction. For fiscal 2014, amount represents the tax effect of the aforementioned adjustments at an assumed effective tax rate of 13.4%, which includes provisions for certain LLC entity-level taxes and foreign withholding taxes.

(8)
Adjustment to give effect to (i) 5,750,000 shares issued to investors in our IPO and (ii) 339,306 shares issued upon settlement of outstanding unit appreciation rights, both of which were not retrospectively applied in the computations of earnings per share for fiscal 2014.

62 | Shake Shack Inc. Form 10-K

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
Our primary sources of liquidity are cash and cash equivalents on hand, short-term investments and availability under our Revolving Credit Facility. As of December 27, 2017, we maintained a cash balance of $21.5 million, a short-term investments balance of $63.0 million and had $19.3 million of availability under our Revolving Credit Facility.
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
In addition, we are obligated to make payments to the non-controlling interest holders under the Tax Receivable Agreement. As of December 27, 2017, such obligations totaled $159.4 million, of which $0.9 million is expected to be paid in fiscal 2018. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. Although the amount of any payments that must be made under the Tax Receivable Agreement may be significant, the timing of these payments will vary and will generally be limited to one payment per member per year. The amount of such payments are also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us or to SSE Holdings, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
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

(in thousands)	2017	2016	2015
Net cash provided by operating activities	$70,878	$54,285	$41,258
Net cash used in investing activities	(61,943)	(114,761)	(34,514)
Net cash provided by financing activities	965	1,234	61,428
Increase (decrease) in cash and cash equivalents	9,900	(59,242)	68,172
Cash and cash equivalents at beginning of period	11,607	70,849	2,677
Cash and cash equivalents at end of period	$21,507	$11,607	$70,849
Operating Activities
For fiscal 2017, net cash provided by operating activities was $70.9 million compared to $54.3 million for fiscal 2016, an increase of $16.6 million. This increase was primarily driven by the opening of 26 new domestic company-operated Shack during fiscal 2017.
For fiscal 2016, net cash provided by operating activities was $54.3 million compared to $41.3 million for fiscal 2015, an increase of $13.0 million. This increase was primarily driven by the opening of 20 new domestic company-operated Shack during fiscal 2016.

Shake Shack Inc. Form 10-K | 63

Investing Activities
For fiscal 2017, net cash used in investing activities was $61.9 million compared to $114.8 million for fiscal 2016, an decrease of $52.9 million. This decrease primarily relates to purchases of marketable securities, whereby we made significant investments in the prior year totaling $60.3 million, net of sales. In the current year our net purchases totaled $0.4 million. Offsetting the decrease, was an increase in capital expenditures of $7.1 million to construct new domestic company-operated Shacks compared to fiscal 2016.
For fiscal 2016, net cash used in investing activities was $114.8 million compared to $34.5 million for fiscal 2015, an increase of $80.3 million. The increase was primarily due to $60.3 million of purchases of marketable securities (net of sales) as well as the timing of capital expenditures to construct new domestic company-operated Shacks compared to fiscal 2015 and, to a lesser extent, higher capital expenditures related to remodels and replacement equipment as our base of mature Shacks has grown.
Financing Activities
For fiscal 2017, net cash provided by financing activities was $1.0 million compared to $1.2 million for fiscal 2016, a decrease of $0.2 million. This decrease is primarily due to $4.8 million in payment made under the Tax Receivable Agreement and $0.6 million in distribution to non-controlling interest members, offset by an increase of $4.4 million in proceeds from the exercise of employee stock options and $0.9 million in proceeds from deemed landlord financing (net of payments).
For fiscal 2016, net cash provided by financing activities was $1.2 million compared to $61.4 million for fiscal 2015, a decrease of $60.2 million. This decrease was primarily due to $109.3 million of net proceeds received from the IPO in the prior year, a decrease in payments (net of proceeds) on the Revolving Credit Facility of $32.0 million and member distributions of $9.4 million and a decrease of $4.6 million in employee withholding taxes paid related to net settled equity awards in the prior year, offset by $3.2 million of proceeds from employee stock option exercises.
Revolving Credit Facility
We maintain a Revolving Credit Facility that provides for a revolving total commitment amount of $50.0 million, of which $20.0 million is available immediately. The Revolving Credit Facility will mature and all amounts outstanding will be due and payable in February 2020. The Revolving Credit Facility permits the issuance of letters of credit upon our request of up to $10.0 million. Borrowings under the facility bear interest at either: (i) LIBOR plus a percentage ranging from 2.3% to 3.3% or (ii) the prime rate plus a percentage ranging from 0.0% to 0.8%, depending on the type of borrowing made under the facility. As of December 27, 2017, there were no amounts outstanding under the Revolving Credit Facility. We had $19.3 million of availability as of December 27, 2017, after giving effect to $0.7 million in outstanding letters of credit.
The Revolving Credit Facility is secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' wholly-owned domestic subsidiaries (with certain exceptions).
The Revolving Credit Facility contains a number of covenants that, among other things, limit our ability to, subject to specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; pay dividends or make distributions; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the Revolving Credit Facility contains certain cross-default provisions. We are required to maintain a specified consolidated fixed-charge coverage ratio and a specified funded net debt to adjusted EBITDA ratio, both as defined under the Revolving Credit Facility. As of December 27, 2017, we were in compliance with all covenants.

64 | Shake Shack Inc. Form 10-K

CONTRACTUAL OBLIGATIONS

The following table sets forth certain contractual obligations as of December 27, 2017 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods.

(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations(1)	$271,811	$24,123	$51,862	$52,582	$143,244
Deemed landlord financing obligations(1)	49,989	3,679	9,309	9,563	27,438
Liabilities under tax receivable agreement(2)	159,373	937	17,008	17,714	123,714
Purchase obligations	167,063	82,561	11,468	13,504	59,530
Deferred compensation(3)	2,450	2,450	—	—	—
TOTAL	$650,686	$113,750	$89,647	$93,363	$353,926

(1)	See Note 9 to the consolidated financial statements included in Item 8 for further discussion of our leases and deemed landlord financing.

(2)	See Notes 14 and 17 to the consolidated financial statements included in Item 8 for further discussion of our Tax Receivable Agreement and related liabilities.

(3)	See Note 10 to the consolidated financial statements included in Item 8 for further discussion of our deferred compensation liability.

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
OFF-BALANCE SHEET ARRANGEMENTS

Except for operating leases entered into in the normal course of business, certain letters of credit entered into as security under the terms of several of our leases and the unrecorded contractual obligations set forth above, we did not have any off-balance sheet arrangements as of December 27, 2017.

Shake Shack Inc. Form 10-K | 65

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
Property and Equipment
We assess potential impairments to our long-lived assets, which includes property and equipment, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset. The evaluation is performed at the lowest level of identifiable cash flows, which is primarily at the individual Shack level. Significant judgment is involved in determining the assumptions used in estimating future cash flows, including projected sales growth and operating margins. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment charges recorded during fiscal 2017, 2016 or 2015.
Leases
We currently lease all of our domestic company-operated Shacks and the home office. At the inception of each lease, we determine its appropriate classification as an operating or capital lease. As of December 27, 2017 and December 28, 2016 there were no leases classified as capital leases. For operating leases that include rent escalations, we record the base rent expense on a straight-line basis over the term of the lease and the difference between the base cash rents paid and the straight-line rent expense is recorded as deferred rent. Certain leases contain contingent rent provisions that require additional rental payments based upon sales volume. When achievement of such sales volume target is probable, contingent rent is accrued in proportion to the sales recognized during the period that are attributable to the expected achievement of the sales volume target. It is our policy to record straight-line rent expense from possession date through the opening date as pre-opening expense. Once a domestic company-operated Shack opens, we record the straight-line rent plus contingent rent, if applicable, as occupancy and related expenses.
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

66 | Shake Shack Inc. Form 10-K

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
At the end of the construction period, we determine whether these transactions meet the criteria for sales recognition under the sale-leaseback accounting guidance. Generally, due to various forms of continuing involvement, these arrangements “fail” sale-leaseback and we are precluded from de-recognizing the landlord-funded asset and related liability, and continue to account for these arrangements as a financing.
As of December 27, 2017, we were deemed to be the accounting owner of 23 leased Shacks, 11 of which were under construction as of the end of the period. As of December 28, 2016, we were deemed to be the accounting owner of eight leased Shacks, all of which were under construction as of the end of the period.
Self-Insurance Liabilities
We are self-insured for our employee medical and dental plans and we recognize a liability that represents our estimated cost of claims incurred but not reported as of the balance sheet date. Our estimated liability is based on a number of assumptions and factors, which requires significant judgment, including historical claims experience, severity factors, litigation costs, inflation and other actuarial assumptions. Our history of claims experience is short and our significant growth rate could affect the accuracy of our estimates. If a greater amount of claims are reported, or if medical costs increase beyond what we expect, our liabilities may not be sufficient and we could recognize additional expense.
Equity-Based Compensation
Equity-based compensation expense is measured based on fair value. For awards with graded-vesting features and service conditions only, compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award. For awards with graded-vesting features and a combination of service and performance conditions, compensation expense is recognized using a graded-vesting attribution method over the vesting period based on the most probable outcome of the performance conditions. We determine the probability of achievement of future performance conditions based on our internal estimates of future performance, and we account for forfeitures as they occur. We estimate the grant date fair value of stock options using the Black-Scholes valuation model. Calculating the grant date fair value of stock-based awards is based on certain assumptions and requires judgment, including estimating stock price volatility, and expected life. We have limited historical data of our own to utilize in determining our assumptions. As such, for stock options granted in fiscal 2016 and 2017, we based our volatility assumption on a combined weighted average of our own historical data and that of a selected peer group. The weighted-average volatility used in determining the grant date fair value of awards granted in fiscal 2017 and 2016 was 44.5% and 50.7%, respectively.
Income Taxes
We record valuation allowances against our deferred tax assets when it is more likely than not that all or a portion of a deferred tax asset will not be realized. We routinely evaluate the realizability of our deferred tax assets by assessing the likelihood that our deferred tax assets will be recovered based on all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, estimates of future taxable income, tax planning strategies and results of operations. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including projected Shack openings, revenue growth, and operating margins, among others. As of December 27, 2017, we had $185.9 million of deferred tax assets, net of valuation allowances. We expect to realize future tax benefits related to the utilization of these assets. If we determine in the future that we will not be able to fully utilize all or part of

Shake Shack Inc. Form 10-K | 67

these deferred tax assets, we would record a valuation allowance through earnings in the period the determination was made, which would have an adverse effect on our results of operations and earnings in future periods.
In December 2017, the TCJA was enacted into law. The TCJA provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended, including the reduction of the U.S. federal corporate income tax rate from 35% to 21%, among other provisions. We have calculated our best estimate of the impact of the TCJA based on current interpretations and understanding of the TCJA and recognized an additional $138.6 million of income tax expense as a provisional amount, in accordance with SAB 118, relating to the remeasurement of our deferred tax assets. Any subsequent adjustment to these provisional amounts as a result of obtaining, preparing, or analyzing additional information about facts and circumstances that existed as of the enactment date will be recognized as income tax expense in fiscal 2018.
Liabilities Under Tax Receivable Agreement
As described in Note 14 to the consolidated financial statements included in Item 8, we are a party to the Tax Receivable Agreement under which we are contractually committed to pay the non-controlling interest holders 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of certain transactions. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. Therefore, we would only recognize a liability for TRA Payments if we determine if it is probable that we will generate sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including projected Shack openings, revenue growth, and operating margins, among others. During fiscal 2017, as a result of the redemptions of LLC Interests, we recognized liabilities totaling $159.4 million relating to our obligations under the Tax Receivable Agreement, after concluding that it was probable that we would have sufficient future taxable income to utilize the related tax benefits. If we determine in the future that we will not be able to fully utilize all or part of the related tax benefits, we would derecognize the portion of the liability related the benefits not expected to be utilized.
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

68 | Shake Shack Inc. Form 10-K

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
COMMODITY PRICE RISKS

We are exposed to commodity price risks. Many of the ingredients we use to prepare our food, as well as our packaging materials, are commodities or are affected by the price of other commodities. Factors that affect the price of commodities are generally outside of our control and include foreign currency exchange rates, foreign and domestic supply and demand, inflation, weather, and seasonality. For the majority of our major ingredients, we enter into supply contracts, obligating us to purchase specified quantities. However, the prices associated with these supply contracts are generally not fixed and are typically pegged to a commodity market price and, therefore, fluctuate with the market. Significant increases in the price of commodities could have a material impact on our operating results to the extent that such increases cannot be offset by menu price increases or other operating efficiencies.
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
INTEREST RATE RISK

We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. Our Revolving Credit Facility carries interest at a floating rate. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. As of December 27, 2017, we had no outstanding borrowings under the Revolving Credit Facility.
We are also exposed to interest rate risk through fluctuations of interest rates on our investments. Our available-for-sale securities primarily consist of fixed-income and equity instruments. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations.

Shake Shack Inc. Form 10-K | 69

Item 8. Financial Statements and Supplementary Data.

70 | Shake Shack Inc. Form 10-K

MANAGEMENT'S REPORT

Management's Annual Report on the Consolidated Financial Statements
Management is responsible for the preparation, integrity and objectivity of the accompanying consolidated financial statements and related financial information. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and necessarily include certain amounts that are based on estimates and informed judgments. Our management also prepared the related financial information included in this Annual Report on Form 10-K and is responsible for its accuracy and consistency with the consolidated financial statements.
Ernst & Young LLP, our independent registered public accounting firm, has audited the Consolidated Financial Statements as of December 27, 2017, as stated in their report herein.
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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 27, 2017, based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the results of our evaluation, management concluded that our internal control over financial reporting was effective as of December 27, 2017.
Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 27, 2017, as stated in their report herein.

Randy Garutti	Tara Comonte
Chief Executive Officer and Director	Chief Financial Officer
(duly authorized and principal executive officer)	(duly authorized and principal financial officer)

Shake Shack Inc. Form 10-K | 71

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Shake Shack Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Shake Shack Inc. (the Company) as of December 27, 2017 and December 28, 2016, the related consolidated statements of income (loss), comprehensive income (loss), stockholders' and members’ equity, and cash flows for each of the three years in the period ended December 27, 2017, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 27, 2017 and December 28, 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 27, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 27, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
We have served as the Company's auditor since 2014.
New York, New York
February 26, 2018

72 | Shake Shack Inc. Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Shake Shack Inc.
Opinion on Internal Control over Financial Reporting
We have audited Shake Shack Inc.’s (the Company) internal control over financial reporting as of December 27, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 27, 2017 and December 28, 2016, the related consolidated statements of income (loss), comprehensive income (loss), stockholders' and members’ equity, and cash flows for each of the three years in the period ended December 27, 2017, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”) and our report dated February 26, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
New York, New York
February 26, 2018

Shake Shack Inc. Form 10-K | 73

SHAKE SHACK INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 27 2017	December 28 2016
ASSETS
Current assets:
Cash and cash equivalents	$21,507	$11,607
Marketable securities	63,036	62,040
Accounts receivable	5,641	6,006
Inventories	1,258	806
Prepaid expenses and other current assets	1,757	3,485
Total current assets	93,199	83,944
Property and equipment, net	187,095	136,264
Deferred income taxes, net	185,914	313,207
Other assets	4,398	4,779
TOTAL ASSETS	$470,606	$538,194
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,210	$6,921
Accrued expenses	11,649	8,538
Accrued wages and related liabilities	6,228	6,084
Other current liabilities	7,937	10,173
Total current liabilities	34,024	31,716
Deemed landlord financing	14,518	2,007
Deferred rent	36,596	31,107
Liabilities under tax receivable agreement, net of current portion	158,436	267,902
Other long-term liabilities	2,553	4,109
Total liabilities	246,127	336,841
Commitments and contingencies
Stockholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of December 27, 2017 and December 28, 2016, respectively.	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 26,527,477 and 25,151,384 shares issued and outstanding as of December 27, 2017 and December 28, 2016, respectively.	27	25
Class B common stock, $0.001 par value—35,000,000 shares authorized; 10,250,007 and 11,253,592 shares issued and outstanding as of December 27, 2017 and December 28, 2016, respectively.	10	11
Additional paid-in capital	153,105	135,448
Retained earnings	16,399	16,719
Accumulated other comprehensive loss	(49)	(15)
Total stockholders' equity attributable to Shake Shack Inc.	169,492	152,188
Non-controlling interests	54,987	49,165
Total equity	224,479	201,353
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$470,606	$538,194
See accompanying Notes to Consolidated Financial Statements.

74 | Shake Shack Inc. Form 10-K

SHAKE SHACK INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share amounts)

	Fiscal Year Ended
	December 27 2017	December 28 2016	December 30 2015
Shack sales	$346,388	$259,350	$183,219
Licensing revenue	12,422	9,125	7,373
TOTAL REVENUE	358,810	268,475	190,592
Shack-level operating expenses:
Food and paper costs	98,337	73,752	54,079
Labor and related expenses	91,740	65,540	44,752
Other operating expenses	35,805	24,946	16,307
Occupancy and related expenses	28,197	21,820	15,207
General and administrative expenses	39,003	30,556	37,825
Depreciation expense	21,704	14,502	10,222
Pre-opening costs	9,603	9,520	5,430
Loss on disposal of property and equipment	608	34	17
TOTAL EXPENSES	324,997	240,670	183,839
OPERATING INCOME	33,813	27,805	6,753
Other income, net	128,123	1,065	7
Interest expense	(1,643)	(374)	(332)
INCOME BEFORE INCOME TAXES	160,293	28,496	6,428
Income tax expense	151,409	6,350	3,304
NET INCOME	8,884	22,146	3,124
Less: net income attributable to non-controlling interests	9,204	9,700	11,900
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$(320)	$12,446	$(8,776)
Earnings (loss) per share of Class A common stock:
Basic	$(0.01)	$0.54	$(0.65)
Diluted	$(0.01)	$0.53	$(0.65)
Weighted-average shares of Class A common stock outstanding:
Basic	25,876	22,956	13,588
Diluted	25,876	23,449	13,588
See accompanying Notes to Consolidated Financial Statements.

Shake Shack Inc. Form 10-K | 75

SHAKE SHACK INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Fiscal Year Ended
	December 27 2017	December 28 2016	December 30 2015
Net income	$8,884	$22,146	$3,124
Other comprehensive (loss), net of tax:
Available-for-sale securities(1):
Change in net unrealized holding (losses)	(94)	(35)	(11)
Less: reclassification adjustments for net realized losses included in net income	47	19	—
Net change	(47)	(16)	(11)
OTHER COMPREHENSIVE LOSS	(47)	(16)	(11)
COMPREHENSIVE INCOME	8,837	22,130	3,113
Less: comprehensive income attributable to non-controlling interests	9,191	9,694	11,894
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$(354)	$12,436	$(8,781)
(1) Net of tax benefit of $0 for fiscal years ended December 27, 2017, December 28, 2016 and December 30, 2015.
See accompanying Notes to Consolidated Financial Statements.

76 | Shake Shack Inc. Form 10-K

SHAKE SHACK INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' AND MEMBERS' EQUITY
(in thousands, except share amounts)

	Members' Equity	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
		Shares	Amount	Shares	Amount
BALANCE, DECEMBER 31, 2014	12,600	—	—	—	—	—	—	—	—	12,600
Net loss prior to the Organizational Transactions	(13,049)									(13,049)
Other comprehensive loss:
Net unrealized losses related to available-for-sale securities								(5)	(6)	(11)
Member distributions	(11,125)									(11,125)
Equity-based compensation recognized prior to the Organizational Transactions	7,731									7,731
Issuance of Class A common stock sold in initial public offering, net of underwriting discounts, commissions and offering costs		5,750,000	6			109,256				109,262
Issuance of Class A common stock in settlement of unit appreciation rights		339,306	—			987			(987)	—
Effect of the Organizational Transactions	3,843	5,968,841	6	24,191,853	24	(75,182)			71,339	30
Net income subsequent to the Organizational Transactions							4,273		11,900	16,173
Equity-based compensation recognized subsequent to the Organizational Transactions						4,314				4,314
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis						31,094				31,094
Redemption of LLC Interests		6,003,308	6	(6,003,308)	(6)	19,934			(19,934)	—
Effect of USC Merger		1,727,804	2	(1,727,804)	(2)	5,908			(5,908)	—
BALANCE, DECEMBER 30, 2015	—	19,789,259	20	16,460,741	16	96,311	4,273	(5)	56,404	157,019
Net income							12,446		9,700	22,146
Other comprehensive loss:
Net unrealized losses related to available-for-sale securities								(10)	(6)	(16)
Equity-based compensation						5,493				5,493
Stock option exercises		154,976	—			795			2,402	3,197
Income tax effect of stock compensation plans						30			3	33
Redemption of LLC Interests		5,207,149	5	(5,207,149)	(5)	16,986			(16,986)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis						15,833				15,833
Distributions paid and payable to non-controlling interest holders									(2,352)	(2,352)
BALANCE, DECEMBER 28, 2016	—	25,151,384	25	11,253,592	11	135,448	16,719	(15)	49,165	201,353
Net income (loss)							(320)		9,204	8,884
Other comprehensive loss:
Net unrealized losses related to available-for-sale securities								(34)	(13)	(47)
Equity-based compensation						5,732				5,732
Activity under stock compensation plans		372,508	1			4,451			2,818	7,270
Redemption of LLC Interests		1,003,585	1	(1,003,585)	(1)	4,415			(4,415)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis						3,059				3,059
Distributions paid to non-controlling interest holders									(1,772)	(1,772)
BALANCE, DECEMBER 27, 2017	—	26,527,477	27	10,250,007	10	153,105	16,399	(49)	54,987	224,479
See accompanying Notes to Consolidated Financial Statements.

Shake Shack Inc. Form 10-K | 77

SHAKE SHACK INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	December 27 2017	December 28 2016	December 30 2015
OPERATING ACTIVITIES
Net income (loss) (including amounts attributable to non-controlling interests)	$8,884	$22,146	$3,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	21,704	14,502	10,222
Equity-based compensation	5,623	5,354	16,681
Deferred income taxes	146,334	(523)	(734)
Non-cash interest expense	317	304	273
Excess tax benefits on equity-based compensation	—	(33)	—
Loss on sale of marketable securities	5	18	—
Loss on disposal of property and equipment	608	34	17
Other non-cash income	(127,221)	(688)	—
Changes in operating assets and liabilities:
Accounts receivable	6,421	2,974	775
Inventories	(452)	(263)	(14)
Prepaid expenses and other current assets	2,244	(756)	(958)
Other assets	(446)	(822)	1,293
Accounts payable	1,235	839	201
Accrued expenses	4,388	5,560	2,548
Accrued wages and related liabilities	144	280	3,394
Other current liabilities	(988)	2,130	257
Deferred rent	1,008	3,415	4,363
Other long-term liabilities	1,070	(186)	(184)
NET CASH PROVIDED BY OPERATING ACTIVITIES	70,878	54,285	41,258
INVESTING ACTIVITIES
Purchases of property and equipment	(61,533)	(54,433)	(32,117)
Purchases of marketable securities	(7,861)	(61,266)	(2,397)
Sales of marketable securities	7,451	938	—
NET CASH USED IN INVESTING ACTIVITIES	(61,943)	(114,761)	(34,514)
FINANCING ACTIVITIES
Payments on promissory note	—	(313)	—
Proceeds from Revolving Credit Facility	—	—	4,000
Payments on Revolving Credit Facility	—	—	(36,000)
Proceeds from deemed landlord financing	1,183	65	—
Payments on deemed landlord financing	(266)	—	—
Deferred financing costs	—	—	(103)
Proceeds from issuance of Class A common stock sold in initial public offering, net of underwriting discounts, commissions and offering costs	—	—	109,262
Proceeds from issuance of Class B common stock	—	—	30
Distributions paid to non-controlling interest holders	(2,379)	(1,745)	—
Distributions paid to members prior to the initial public offering	—	—	(11,125)
Payments under tax receivable agreement	(4,844)	—	—
Proceeds from stock option exercises	7,585	3,194	—
Employee withholding taxes related to net settled equity awards	(314)	—	(4,636)
Excess tax benefits from equity-based compensation	—	33	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	965	1,234	61,428
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,900	(59,242)	68,172
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,607	70,849	2,677
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,507	$11,607	$70,849
Supplemental cash flow information and non-cash investing and financing activities are further described in the accompany notes.
See accompanying Notes to Consolidated Financial Statements.

78 | Shake Shack Inc. Form 10-K

SHAKE SHACK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Shake Shack Inc. Form 10-K | 79

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
We operate and license Shake Shack restaurants ("Shacks"), which serve hamburgers, hot dogs, chicken, crinkle cut fries, shakes, frozen custard, beer, wine and more. As of December 27, 2017, there were 159 Shacks in operation, system-wide, of which 90 were domestic company-operated Shacks, 10 were domestic licensed Shacks and 59 were international licensed Shacks.
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

80 | Shake Shack Inc. Form 10-K

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
As of December 27, 2017, we owned 72.1% of SSE Holdings and the non-controlling interest holders own the remaining 27.9% of SSE Holdings.
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
SSE Holdings is considered a variable interest entity. Shake Shack Inc. is the primary beneficiary as we have the majority economic interest in SSE Holdings and, as the sole managing member, have decision making authority that significantly affects the economic performance of the entity, while the limited partners have no substantive kick-out or participating rights. As a result, we will continue to consolidate SSE Holdings. The assets and liabilities of SSE Holdings represent substantially all of our consolidated assets and liabilities with the exception of certain deferred taxes and liabilities under the Tax Receivable Agreement. As of December 27, 2017 and December 28, 2016, the net assets of SSE Holdings were $197,301 and $158,845, respectively. The assets of SSE Holdings are subject to certain restrictions in SSE Holdings' revolving credit agreements. See Note 8 for more information.
Fiscal Year
We operate on a 52/53 week fiscal year ending on the last Wednesday in December. Fiscal year 2017 contained 52 weeks and ended on December 27, 2017. Fiscal year 2016 contained 52 weeks and ended on December 28, 2016. Fiscal year 2015 contained 52 weeks and ended on December 30, 2015. Unless otherwise stated, references to years in this report relate to fiscal years.
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

Shake Shack Inc. Form 10-K | 81

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
Inventories
Inventories, which consist of food, beer, wine, other beverages and retail merchandise, are stated at the lower of cost or net realizable value with cost determined on a first-in, first-out basis. No adjustment is deemed necessary to reduce inventory to net realizable value due to the rapid turnover and high utilization of inventory.
Property and Equipment
Property and equipment is stated at historical cost less accumulated depreciation. Property and equipment is depreciated based on the straight-line method over the estimated useful lives of the assets, generally ranging from three to seven years for equipment, furniture and fixtures, and computer equipment and software. Leasehold improvements are depreciated over the shorter of their estimated useful life or the related lease life, generally ranging from 10 to 15 years. Landlord funded assets are depreciated over

82 | Shake Shack Inc. Form 10-K

the shorter of their estimated useful life or the related lease life, generally ranging from 10 to 15 years. For leases with renewal periods at our option, we use the original lease term, excluding renewal option periods, to determine estimated useful lives.
Costs incurred when constructing Shacks are capitalized. The cost of repairs and maintenance are expensed when incurred. Costs for refurbishments and improvements that significantly increase the productive capacity or extend the useful life of the asset are capitalized. When assets are disposed of, the resulting gain or loss is recognized on the Consolidated Statements of Income (Loss).
We assess potential impairments to our long-lived assets, which includes property and equipment, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment charges recorded in fiscal 2017, 2016 and 2015.
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
The costs of obtaining non-transferable liquor licenses that are directly issued by local government agencies for nominal fees are expensed as incurred. The costs of purchasing transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses are capitalized as indefinite-lived intangible assets. Annual liquor license renewal fees are expensed over the renewal term. As of December 27, 2017 and December 28, 2016, indefinite-lived intangible assets relating to transferable liquor licenses totaled $894 and $701, respectively. We evaluate our indefinite-lived intangible assets for impairment annually during our fiscal fourth quarter, and whenever events or changes in circumstances indicate that an impairment may exist. When evaluating other intangible assets for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that an intangible asset group is impaired. If we do not perform the qualitative assessment, or if we determine that it is not more likely than not that the fair value of the intangible asset group exceeds its carrying amount, we calculate the estimated fair value of the intangible asset group. If the carrying amount of the intangible asset group exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. In addition, we continuously monitor and may revise our intangible asset useful lives if and when facts and circumstances change.
Equity-based Compensation
Equity-based compensation expense is measured based on fair value. For awards with graded-vesting features and service conditions only, compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award. For awards with graded-vesting features and a combination of service and performance conditions, compensation expense is recognized using a graded-vesting attribution method over the vesting period based on the most probable outcome of the performance conditions. Forfeitures are recognized as they occur for all equity awards. Equity-based compensation expense is included within general and administrative expenses and labor and related expenses on the Consolidated Statements of Income (Loss).
Leases
We lease all of our domestic company-operated Shacks, our home office and certain equipment under various non-cancelable lease agreements that expire on various dates through 2035. Generally, our real estate leases have initial terms ranging from 10 to 15 years and typically include two five-year renewal options. At the inception of each lease, we determine its classification as an operating or capital lease. Most of our leases are classified as operating leases and typically provide for fixed minimum rent payments

Shake Shack Inc. Form 10-K | 83

and/or contingent rent payments based upon sales in excess of specified thresholds. When the achievement of such sales thresholds are deemed to be probable, contingent rent is accrued in proportion to the sales recognized during the period. For operating leases that include rent holidays and rent escalation clauses, we recognize rent expense on a straight-line basis over the lease term from the date we take possession of the leased property. The difference between the straight-line rent amounts and amounts payable under the lease agreements is recorded as deferred rent and is included as rent expense in occupancy and related expenses on the Consolidated Statements of Income (Loss). Rent expense incurred before a Shack opens is recorded in pre-opening costs. Once a domestic company-operated Shack opens, we record the straight-line rent expense and any contingent rent, if applicable, in occupancy and related expenses on the Consolidated Statements of Income (Loss).
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
Lease Financing Arrangements
In certain leasing arrangements, due to our involvement in the construction of the leased assets, we are considered the owner of the leased assets for accounting purposes. In such cases, in addition to capitalizing our own construction costs, we capitalize the construction costs funded by the landlord related to our leased premises, and also recognize a corresponding liability for those costs as deemed landlord financing. If, upon completion of construction, the arrangement does not meet the sales recognition criteria under the sale-leaseback accounting guidance, we are precluded from de-recognizing the landlord-funded asset and related financing obligation and continue to account for the landlord-funded asset as if we were the legal owner. If de-recognition is permitted we are required to account for the lease as either an operating or capital lease.
As of December 27, 2017, we were deemed to be the accounting owner of 23 leased Shacks, 11 of which were under construction as of the end of the period. As of December 28, 2016, we were deemed to be the accounting owner of eight leased Shacks, all of which were under construction as of the end of the period.
Revenue Recognition
Revenue consists of Shack sales and licensing revenue. Revenue from Shack sales are presented net of discounts and recognized when food and beverage products are sold. Sales tax collected from customers is excluded from Shack sales and the obligation is included in sales tax payable until the taxes are remitted to the appropriate taxing authorities. Revenue from our gift cards are deferred and recognized upon redemption. Licensing revenues include initial territory fees, restaurant opening fees, and ongoing licensing fees from licensed Shacks. Initial territory fees are recorded as deferred revenue when received and recognized as revenue on a straight-line basis over the term of the licensing agreement. Restaurant opening fees are recorded as deferred revenue when received, and recognized as revenue when a licensed Shack is opened and all material services and conditions related to the fee have been substantially performed. Ongoing licensing fees from these Shacks are based on a percentage of sales and are recognized as revenue as the fees are earned and become receivable from the licensee.
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

84 | Shake Shack Inc. Form 10-K

Pre-Opening Costs
Pre-opening costs are expensed as incurred and consist primarily of legal fees, marketing expenses, occupancy, manager and employee wages, travel and related training costs incurred prior to the opening of a Shack.
Advertising
The cost of advertising is expensed as incurred. Advertising costs amounted to $357, $147 and $149 in fiscal 2017, 2016 and 2015, respectively, and are included in general and administrative expense and other operating expenses on the Consolidated Statements of Income (Loss).
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

Shake Shack Inc. Form 10-K | 85

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
		We do not expect this standard to have a material impact on our consolidated financial statements.	December 28, 2017
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

		We do not expect this standard to have a material impact on our consolidated financial statements.	December 28, 2017
Leases (ASU 2016-02, 2018-01)
This standard establishes a new lease accounting model, which introduces the recognition of lease assets and liabilities for those leases classified as operating leases under previous GAAP. It should be applied using a modified retrospective approach, with the option to elect various practical expedients. Early adoption is permitted.

We are currently evaluating the impact this standard will have on our consolidated financial statements. We have developed an implementation project plan, and are in process of identifying the complete population of leases to be analyzed under the new standard. We plan to adopt the standard on December 27, 2018.

December 27, 2018

86 | Shake Shack Inc. Form 10-K

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

We are substantially complete with our evaluation of the impact this standard is expected to have on our consolidated financial statements.

Licensing revenue
Revenue recognition related to sales-based royalties, which represents a significant portion of the licensing revenue balance, will not change from current policy. However, the pattern and timing of revenue recognition related to the fixed fees associated with our licensing agreements (such as restaurant opening and initial territory fees) will differ from current policy.
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
Under the new standard, the license granted to each restaurant under each existing contract is considered a performance obligation. All other promises (such as providing assistance during the opening of a restaurant) will be combined with the license as one performance obligation. Accordingly, we will allocate the total transaction price (comprised of the restaurant opening and territory fees) to each restaurant expected to be opened by the licensee under the contract. We will recognize the fee allocated to each restaurant as revenue on a straight-line basis over the restaurant’s license term, which generally begins when the restaurant opens.

Shack sales
We do not currently expect a significant impact to Shack sales as a result of the new revenue standard.

Adoption and transition adjustment
We plan to adopt the standard on December 28, 2017, utilizing a modified retrospective transition approach. The adoption will result in a decrease to retained earnings of approximately $1,574 on the transition date, with a corresponding increase of $1,769 in other long-term liabilities, a decrease of $68 in other current liabilities, an increase of $100 to accounts receivable, with the remaining impact representing the tax impact of the transition adjustment, as an increase to deferred tax assets.
December 28, 2017

Shake Shack Inc. Form 10-K | 87

NOTE 3: FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis as of December 27, 2017 and December 28, 2016, and indicate the classification within the fair value hierarchy. Refer to Note 2 for further information.
Cash, Cash Equivalents and Marketable Securities
The following tables summarize our cash, cash equivalents and marketable securities by significant investment categories as of December 27, 2017 and December 28, 2016:

	December 27, 2017
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$16,138	$—	$—	$16,138	$16,138	$—
Level 1:
Money market funds	5,369	—	—	5,369	5,369	—
Mutual funds	60,985	61	(122)	60,924	—	60,924
Level 2:
Corporate debt securities(1)	2,125	2	(15)	2,112	—	2,112
Total	$84,617	$63	$(137)	$84,543	$21,507	$63,036

	December 28, 2016
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$6,322	$—	$—	$6,322	$6,322	$—
Level 1:
Money market funds	5,285	—	—	5,285	5,285	—
Mutual funds	60,232	—	—	60,232	—	60,232
Level 2:
Corporate debt securities(1)	2,473	3	(30)	2,446	—	2,446
Total	$74,312	$3	$(30)	$74,285	$11,607	$62,678

(1)
Corporate debt securities were measured at fair value using a market approach utilizing observable prices for identical securities or securities with similar characteristics and inputs that are observable or can be corroborated by observable market data.

Net unrealized losses on available-for-sale securities totaling $74 and $27 were included in accumulated other comprehensive loss on the Consolidated Balance Sheet as of December 27, 2017 and December 28, 2016, respectively.

88 | Shake Shack Inc. Form 10-K

The following tables summarize the gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 27, 2017 and December 28, 2016, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	December 27, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Money market funds	$—	$—	$—	$—	$—	$—
Mutual funds	—	—	—	—	—	—
Corporate debt securities	1,675	(12)	162	(3)	1,837	(15)
Total	$1,675	$(12)	$162	$(3)	$1,837	$(15)

	December 28, 2016
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Money market funds	$—	$—	$—	$—	$—	$—
Mutual funds	—	—	—	—	—	—
Corporate debt securities	1,244	(10)	540	(20)	1,784	(30)
Total	$1,244	$(10)	$540	$(20)	$1,784	$(30)
A summary of other income from available-for-sale securities recognized during fiscal 2017, 2016 and 2015 is as follows:

	2017	2016	2015
Available-for-sale securities:
Dividend income	$830	$296	$—
Interest income	77	88	7
Loss on investments	(5)	(7)	—
Total other income, net	$902	$377	$7
A summary of available-for-sale securities sold and gross realized gains and losses recognized during fiscal 2017 and 2016 is as follows:

	2017	2016
Available-for-sale securities:
Gross proceeds from sales and redemptions	$2,223	$938
Cost basis of sales and redemptions	2,271	956
Gross realized gains included in net income	1	2
Gross realized losses included in net income	(49)	(20)
Amounts reclassified out of accumulated other comprehensive loss	47	19
No available-for-sale securities were sold or redeemed during fiscal 2015. Realized gains and losses are determined on a specific identification method and are included in other income, net on the Consolidated Statements of Income (Loss).

Shake Shack Inc. Form 10-K | 89

The following table summarizes the estimated fair value of our investments in marketable debt securities, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities:

December 27 2017
Due within one year	$2,112
Due after one year through 5 years	—
Due after 5 years through 10 years	—
Due after 10 years	—
Total	$2,112
We periodically review our marketable securities for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For our debt securities, we also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. As of December 27, 2017 and December 28, 2016, the declines in the market value of our marketable securities investment portfolio are considered to be temporary in nature.
Other Financial Instruments
The carrying value of our financial instruments, including accounts receivable, accounts payable, and accrued expenses as of December 27, 2017 and December 28, 2016 approximated their fair value due to the short-term nature of these financial instruments.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets and liabilities that are measured at fair value on a non-recurring basis include our long-lived assets and indefinite-lived intangible assets. There were no impairments recognized during fiscal 2017, 2016 and 2015.
NOTE 4: ACCOUNTS RECEIVABLE

The components of accounts receivable as of December 27, 2017 and December 28, 2016 are as follows:

	December 27 2017	December 28 2016
Landlord receivables	$1,660	$2,606
Licensing receivables	1,422	1,278
Credit card receivables	2,018	1,589
Other receivables	541	533
Accounts receivable	$5,641	$6,006
As of December 27, 2017 and December 28, 2016, no allowance for doubtful accounts was recorded based on our evaluation of collectibility.

90 | Shake Shack Inc. Form 10-K

NOTE 5: INVENTORIES

Inventories consisted of the following:

	December 27 2017	December 28 2016
Food	$874	$543
Wine	69	47
Beer	85	58
Beverages	111	79
Retail merchandise	119	79
Inventories	$1,258	$806
NOTE 6: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 27 2017	December 28 2016
Leasehold improvements	$166,963	$120,629
Landlord funded assets	7,472	—
Equipment	31,608	23,194
Furniture and fixtures	10,128	7,342
Computer equipment and software	12,721	8,710
Construction in progress (includes assets under construction from deemed landlord financing)	16,458	13,510
Property and equipment, gross	245,350	173,385
Less: accumulated depreciation	(58,255)	(37,121)
Property and equipment, net	$187,095	$136,264
Depreciation expense was $21,704, $14,502 and $10,222 for fiscal 2017, 2016 and 2015, respectively.
NOTE 7: SUPPLEMENTAL BALANCE SHEET INFORMATION

The components of other current liabilities as of December 27, 2017 and December 28, 2016 are as follows:

	December 27 2017	December 28 2016
Sales tax payable	$1,813	$1,324
Current portion of liabilities under tax receivable agreement	937	4,580
Gift card liability	1,472	1,153
Other	3,715	3,116
Other current liabilities	$7,937	$10,173

Shake Shack Inc. Form 10-K | 91

NOTE 8: DEBT

In January 2015, we executed a Third Amended and Restated Credit Agreement, which became effective on February 4, 2015 (together with the prior agreements and amendments, and as further amended, the "Revolving Credit Facility"), which provides for a total revolving commitment amount of $50,000, of which $20,000 is available immediately. The Revolving Credit Facility will mature and all amounts outstanding will be due and payable five years from the effective date. The Revolving Credit Facility permits the issuance of letters of credit upon our request of up to $10,000. In May 2016, the Revolving Credit Facility was amended to, among other things, lower the borrowing rates. Borrowings under the Revolving Credit Facility bear interest at either: (i) LIBOR plus a percentage ranging from 2.3% to 3.3% or (ii) the prime rate plus a percentage ranging from 0.0% to 0.8%, depending on the type of borrowing made under the Revolving Credit Facility. As of December 27, 2017 and December 28, 2016, there were no amounts outstanding under the Revolving Credit Facility. As of December 27, 2017, we had $19,317 of availability under the Revolving Credit Facility, after giving effect to $683 in outstanding letters of credit.
The Revolving Credit Facility is secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' wholly-owned domestic subsidiaries (with certain exceptions).
The Revolving Credit Facility contains a number of covenants that, among other things, limit our ability to, subject to specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; pay dividends or make distributions; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the Revolving Credit Facility contains certain cross-default provisions. We are required to maintain a specified consolidated fixed-charge coverage ratio and a specified funded net debt to adjusted EBITDA ratio, both as defined under the Revolving Credit Facility. As of December 27, 2017, we were in compliance with all covenants.
In March 2013, we entered into a promissory note in the amount of $313 in connection with the purchase of a liquor license. Interest on the outstanding principal balance of this note is due and payable on a monthly basis from the effective date at a rate of 5.0% per year. During the fiscal year ended December 28, 2016, we repaid the entire outstanding balance of the promissory note. No amounts were outstanding as of December 27, 2017 and December 28, 2016 .
As of December 27, 2017 and December 28, 2016 we had deemed landlord financing liabilities of $14,518 and $2,007, respectively, for certain leases where we are involved in the construction of leased assets and are considered the accounting owner of the construction project. Refer to Note 9 for further details regarding these leases.
Total interest costs incurred were $1,806, $374 and $440 in fiscal 2017, 2016 and 2015, respectively. Amounts capitalized into property and equipment were $164 and $108 during fiscal 2017 and 2015, respectively. No amounts were capitalized into property and equipment during fiscal 2016.

92 | Shake Shack Inc. Form 10-K

NOTE 9: LEASES

A summary of rent expense under operating lease agreements is as follows:

	2017	2016	2015
Minimum rent	$20,421	$15,408	$10,796
Deferred rent	838	2,122	1,482
Contingent rent	4,902	4,294	2,959
Total rent expense	$26,161	$21,824	$15,237
The rent expense above does not include common area maintenance costs, real estate taxes and other occupancy costs, which were $4,570, $3,229 and $2,119 in fiscal 2017, 2016 and 2015, respectively.
As of December 27, 2017, future minimum lease payments under non-cancelable operating leases and lease financing arrangements consisted of the following:

	Operating Leases	Deemed Landlord Financing(1)
2018	$24,123	$3,679
2019	26,045	4,614
2020	25,817	4,695
2021	26,076	4,747
2022	26,506	4,816
Thereafter	143,244	27,438
Total minimum lease payments	$271,811	$49,989

(1)
Amounts include minimum lease payments for 11 leases under construction as of December 27, 2017 where we are deemed the accounting owner. Final classification of lease payments under deemed landlord financing is subject to change pending sale lease-back analysis performed at the store opening date.

As of December 27, 2017, we had 23 leases where we are involved in the construction of the leased assets and have been deemed the accounting owner of the construction project. The deemed landlord financing liability related to these leases was $14,518 as of December 27, 2017. As of December 28, 2016, we had eight leases where we are involved in the construction of the leased assets and have been deemed the accounting owner of the construction project. The deemed landlord financing liability related to those leases was $2,007 as of December 28, 2016.
NOTE 10: EMPLOYEE BENEFIT PLANS

Deferred Compensation
During fiscal 2013, we entered into an incentive bonus agreement with one of our executives, whereby the executive is entitled to receive a deferred compensation award in the amount of $2,450, payable by us in March 2018, and is included in other current liabilities on the Consolidated Balance Sheet. In fiscal 2013, we recorded $2,054 of deferred compensation expense to recognize the present value of the incentive bonus liability, which is included in other long-term liabilities on the Consolidated Balance Sheet. The deferred compensation expense is included within general and administrative expense on the Consolidated Statement of Income (Loss). There was no such expense in fiscal 2017, 2016 or 2015. The difference between the present value of the bonus liability and the amount payable is accreted to interest expense over the remaining term until the incentive bonus becomes payable. In September 2015, we established a grantor trust, commonly referred to as a "rabbi trust," for the purpose of funding our deferred compensation obligation. We contributed $2,450 to the trust in October 2015. Assets held by the trust are subject to creditor claims

Shake Shack Inc. Form 10-K | 93

in the event of insolvency, but are not available for general corporate purposes. As of December 27, 2017, amounts held by the trust were invested in various marketable securities classified as available-for-sale and recognized at fair value on the Consolidated Balance Sheet. See Note 3.
Defined Contribution Plan
Our employees are eligible to participate in a defined contribution savings plan maintained by Union Square Hospitality Group, LLC, a related party. The plan is funded by employee and employer contributions. We pay our share of the employer contributions directly to the third party trustee. Employer contributions to the plan are at our discretion. Effective January 2014, we began making contributions matching a portion of participants' contributions. We match 100% of participants' contributions for the first 3% of eligible compensation contributed and 50% of contributions made in excess of 3% of eligible compensation up to 5% of eligible compensation. Employer contributions totaled $389, $257 and $238 for fiscal 2017, 2016 and 2015, respectively.
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

94 | Shake Shack Inc. Form 10-K

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
Redemptions of LLC Interests
During fiscal 2017, an aggregate of 1,003,585 LLC Interests were redeemed by the non-controlling interest holders. Pursuant to the SSE Holdings LLC Agreement, we issued 1,003,585 shares of Class A common stock in connection with these redemptions and received 1,003,585 LLC Interests, increasing our ownership interest in SSE Holdings. Simultaneously, and in connection with these redemptions, 1,003,585 shares of Class B common stock were surrendered and cancelled.
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

Shake Shack Inc. Form 10-K | 95

Stock Option Exercises
We received an aggregate of 372,508 and 154,976 LLC Interests in connection with the exercise of employee stock options during fiscal 2017 and 2016, respectively.
Dividend Restrictions
We are a holding company with no direct operations. As a result, our ability to pay cash dividends on our common stock, if any, is dependent upon cash dividends, distributions or other transfers from SSE Holdings. The amounts available to us to pay cash dividends are subject to certain covenants and restrictions set forth in the Revolving Credit Facility. As of December 27, 2017, essentially all of the net assets of SSE Holdings were restricted. See Note 8 for more information regarding the covenants and restrictions set forth in the Revolving Credit Facility.
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
The following table summarizes the ownership interest in SSE Holdings as of December 27, 2017 and December 28, 2016:

	2017		2016
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Shake Shack Inc.	26,527,477	72.1%	25,151,384	69.1%
Number of LLC Interests held by non-controlling interest holders	10,250,007	27.9%	11,253,592	30.9%
Total LLC Interests outstanding	36,777,484	100.0%	36,404,976	100.0%
The weighted average ownership percentages for the applicable reporting periods are used to attribute net income and other comprehensive loss between Shake Shack Inc. and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for fiscal 2017 and 2016 was 29.4% and 36.8%, respectively.

96 | Shake Shack Inc. Form 10-K

The following table summarizes the effects of changes in ownership in SSE Holdings on our equity during fiscal 2017, 2016 and 2015.

	2017	2016	2015
Net income (loss) attributable to Shake Shack Inc.	$(320)	$12,446	$(8,776)
Other comprehensive loss:
Unrealized holding losses on available-for-sale securities	(34)	(10)	(5)
Transfers (to) from non-controlling interests:
Increase in additional paid-in capital as a result of settlement of unit appreciation rights	—	—	987
Decrease in additional paid-in capital as a result of the organizational transactions completed in connection with our IPO	—	—	(75,182)
Increase in additional paid-in capital as a result of the redemption of LLC Interests	4,415	16,986	19,934
Increase in additional paid-in capital as a result of the USC Merger	—	—	5,908
Increase in additional paid-in capital as a result of stock option exercises and the related income tax effect	4,451	825	—
Total effect of changes in ownership interest on equity attributable to Shake Shack Inc.	$8,512	$30,247	$(57,134)
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
During 2016, an aggregate of 5,207,149 LLC Interests were redeemed by the non-controlling interest holders, and we received 5,207,149 LLC Interests, increasing our total ownership interest is SSE Holdings to 69.1%. During fiscal 2017, an aggregate of 1,003,585 LLC Interests were redeemed by the non-controlling interest holders for newly-issued shares of Class A common stock, and we received 1,003,585 LLC Interests, increasing our total ownership interest in SSE Holdings to 72.1%.
We received an aggregate of 372,508 and 154,976 LLC Interests in connection with the exercise of employee stock options during fiscal 2017 and 2016, respectively.
NOTE 13: EQUITY-BASED COMPENSATION

A summary of equity-based compensation expense recognized during fiscal 2017, 2016 and 2015 is as follows:

	2017	2016	2015
Unit appreciation rights	$—	$—	$11,762
Restricted Class B units	—	—	605
Stock options	3,474	4,262	4,314
Performance stock units	1,869	1,092	—
Restricted stock units	280	—	—
Equity-based compensation expense	$5,623	$5,354	$16,681

Total income tax benefit recognized related to equity-based compensation	$198	$168	$482

Shake Shack Inc. Form 10-K | 97

Amounts are included in general and administrative expense and labor and related expenses on the Consolidated Statements of Income (Loss). We capitalized $109 and $139 of equity-based compensation in fiscal 2017 and 2016, respectively. No amounts were capitalized in fiscal 2015.
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
There were no UARs outstanding as of December 27, 2017 or December 28, 2016. No compensation expense was recognized during fiscal 2017 and 2016.
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
There were no restricted Class B units outstanding as of December 27, 2017 or December 28, 2016. No compensation expense was recorded during fiscal 2017 and 2016.
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
The fair value of stock option awards was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

	2017	2016	2015
Expected term (years)(1)	7.5	5.5	7.5
Expected volatility(2)	44.5%	50.7%	35.1%
Risk-free interest rate(3)	2.1%	1.5%	1.6%
Dividend yield(4)	—%	—%	—%

(1)	Expected term represents the estimated period of time until an award is exercised and was determined using the simplified method.

(2)	Expected volatility is based on the historical volatility of a selected peer group over a period equivalent to the expected term.

(3)	The risk-free rate rate is an interpolation of yields on U.S. Treasury securities with maturities equivalent to the expected term.

(4)	We have assumed a dividend yield of zero as we have no plans to declare dividends in the foreseeable future.

98 | Shake Shack Inc. Form 10-K

A summary of stock option activity for fiscal years 2017, 2016 and 2015 is as follows:

	Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding as of December 31, 2014	—	$—
Granted	2,622,281	21.00
Exercised	—	—
Forfeited	(47,300)	(21.00)
Expired	—	—
Outstanding as of December 30, 2015	2,574,981	$21.00
Granted	16,931	34.74
Exercised	(160,230)	21.00
Forfeited	(66,960)	(21.00)
Expired	—	—
Outstanding as of December 28, 2016	2,364,722	$21.10
Granted	5,150	38.91
Exercised	(359,011)	21.13
Forfeited	(291,520)	(21.00)
Expired	—	—
Outstanding as of December 27, 2017	1,719,341	$21.16	$39,851	7.1
Options vested and exercisable as of December 27, 2017	543,246	$21.34	$12,493	7.1
Options expected to vest as of December 27, 2017	1,098,577	$21.08	$25,549	7.1
As of December 27, 2017, total unrecognized compensation expense related to unvested stock options was $7,098, which is expected to be recognized over a weighted-average period of 2.1 years. The total intrinsic value of stock options exercised during fiscal 2017 and 2016 was $8,333 and $2,536, respectively. No stock options were exercised during fiscal 2015. Cash received from stock option exercises was $7,585 for fiscal 2017.

Shake Shack Inc. Form 10-K | 99

A summary of unvested stock option activity for fiscal years 2017, 2016 and 2015 is as follows:

	Stock Options	Weighted Average Grant-Date Fair Value
Unvested as of December 31, 2014	—	$—
Vested	—	—
Granted	2,622,281	8.53
Forfeited	(47,300)	8.59
Unvested as of December 30, 2015	2,574,981	$8.53
Vested	(562,296)	8.32
Granted	16,931	16.32
Forfeited	(65,365)	8.59
Unvested as of December 28, 2016	1,964,251	$8.66
Vested	(503,686)	8.85
Granted	5,150	19.42
Forfeited	(289,620)	8.59
Unvested as of December 27, 2017	1,176,095	$8.64
The total fair value of stock options vested during fiscal 2017 and 2016 was $4,458 and $4,678, respectively. No stock options vested during fiscal 2015.
The following table summarizes information about stock options outstanding and exercisable as December 27, 2017:

	Options Outstanding			Options Exercisable
	Number Outstanding at December 27, 2017	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 27, 2017	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Exercise Price
$21.00	1,700,665	7.1	$21.00	529,720	7.1	$21.00
$34.62	12,418	8.4	$34.62	12,418	8.4	$34.62
$36.41	1,108	8.9	$36.41	1,108	8.9	$36.41
$38.91	5,150	9.5	$38.91	—	—	$—
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
For performance stock units granted during fiscal 2017, the amount of awards that can be earned range from 0% to 125% of the number of performance stock units granted, based on the achievement of approved financial goals over a one-year performance period. In addition to the performance conditions, performance stock units are also subject to a requisite service period and the awards will vest ratably over three years. The fair value of performance stock units is determined based on the closing market price

100 | Shake Shack Inc. Form 10-K

of our Class A common stock on the date of grant. Compensation expense related to the performance stock units is recognized using a graded-vesting attribution method over the vesting period based on the most probable outcome of the performance conditions.
A summary of performance stock unit activity for fiscal years 2017 and 2016 is as follows:

	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding as of December 30, 2015	—	$—
Granted	63,600	38.41
Performance achievement(1)	—	—
Vested	—	—
Forfeited	(2,000)	38.43
Expired	—	—
Outstanding as of December 28, 2016	61,600	$38.41
Granted	87,596	37.90
Performance achievement(1)	9,545	38.40
Vested	(22,703)	38.40
Forfeited	(11,196)	38.28
Expired	—	—
Outstanding as of December 27, 2017	124,842	$38.06

(1)	Represents incremental awards earned based on the achievement of performance conditions.

No performance stock units were granted in fiscal 2015. As of December 27, 2017, there were 124,842 performance stock units outstanding, of which none were vested. As of December 27, 2017, total unrecognized compensation expense related to unvested performance stock units was $2,385, which is expected to be recognized over a weighted-average period of 1.6 years.
Restricted Stock Units
Under the 2015 Plan, we may grant restricted stock units to employees, directors and officers. The restricted stock units granted generally vest equally over periods ranging from one to five years. The fair value of restricted stock units is determined based on the closing market price of our Class A common stock on the date of grant. Compensation expense related to the restricted stock units is recognized using a straight-line attribution method over the vesting period.
In fiscal 2017, 44,476 restricted stock units were granted with a weighted average grant date fair value of $38.98. As of December 27, 2017, there were 44,476 restricted stock units outstanding, of which none were vested. No restricted stock units were granted in fiscal 2016 and 2015. As of December 27, 2017, total unrecognized compensation expense related to unvested restricted stock units was $1,453, which is expected to be recognized over a weighted-average period of 2.5 years.

Shake Shack Inc. Form 10-K | 101

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
In December 2017, the Tax Cuts and Jobs Act of 2017 (the "TCJA") was enacted into law. The TCJA provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended, including the reduction of the U.S. federal corporate income tax rate from 35% to 21%, among other provisions. We have calculated our best estimate of the impact of the TCJA based on current interpretations and understanding of the TCJA and recognized an additional $138,636 of income tax expense as a provisional amount, in accordance with Staff Accounting Bulletin No. 118 ("SAB 118"), relating to the remeasurement of our deferred tax assets. Any subsequent adjustment to these provisional amounts as a result of obtaining, preparing, or analyzing additional information about facts and circumstances that existed as of the enactment date will be recognized as income tax expense in fiscal 2018.
Income Tax Expense
The components of income before income taxes are follows:

	2017	2016	2015
Domestic	$152,204	$20,623	$244
Foreign	8,089	7,873	6,184
Income before income taxes	$160,293	$28,496	$6,428
The components of income tax expense are as follows:

	2017	2016	2015
Current income taxes:
Federal	$518	$3,767	$2,474
State and local	3,615	2,439	1,131
Foreign	942	667	433
Total current income taxes	5,075	6,873	4,038
Deferred income taxes:
Federal	145,139	(48)	(267)
State and local	1,195	(475)	(467)
Total deferred income taxes	146,334	(523)	(734)
Income tax expense	$151,409	$6,350	$3,304

102 | Shake Shack Inc. Form 10-K

Reconciliations of income tax expense computed at the U.S. federal statutory income tax rate to the recognized income tax expense and the U.S. statutory income tax rate to our effective tax rates are as follows:

	2017		2016		2015
Expected U.S. federal income taxes at statutory rate	$56,103	35.0%	$9,689	34.0%	$2,186	34.0%
State and local income taxes, net of federal benefit	2,590	1.6%	1,461	5.1%	663	10.3%
Foreign withholding taxes	942	0.6%	667	2.3%	433	6.7%
Non-deductible expenses	223	0.1%	25	0.1%	653	10.2%
Tax credits	(1,230)	(0.8)%	(779)	(2.7)%	(141)	(2.2)%
Non-controlling interest	(3,273)	(2.0)%	(3,765)	(13.2)%	(490)	(7.6)%
Remeasurement of deferred tax assets in connection with the enactment of the TCJA	138,636	86.5%	—	—%	—	—%
Remeasurement of deferred tax assets in connection with other tax rate changes	1,657	1.0%	(1,353)	(4.7)%	—	—%
Remeasurement of liabilities under tax receivable agreement in connection with the enactment of the TCJA	(44,051)	(27.4)%	—	—%	—	—%
Other	(188)	(0.1)%	405	1.4%	—	—%
Income tax expense	$151,409	94.5%	$6,350	22.3%	$3,304	51.4%

Our effective income tax rates for fiscal 2017, 2016 and 2015 were 94.5%, 22.3% and 51.4%, respectively. The increase in our effective income tax rate from fiscal 2016 to fiscal 2017 is primarily due to the remeasurement of deferred tax assets resulting from the enactment of the TCJA. The decrease in our effective income tax rate from fiscal 2015 to fiscal 2016 is due to the IPO and Organizational Transactions that occurred in fiscal 2015. As the non-recurring compensation expenses and other IPO-related expenses recognized during fiscal 2015 were incurred in the period prior to the Organizational Transactions, and prior to our becoming a member of SSE Holdings, we were not entitled to any tax benefits related to those losses. We recognized tax expense in fiscal 2015 based on our allocable share of the taxable income generated in the period subsequent to our becoming a member of SSE Holdings, which resulted in a very high effective tax rate in fiscal 2015 when compared to our consolidated pre-tax income. Additionally, in fiscal 2016, the effective tax rate was positively impacted by a tax benefit of $1,353 we recognized due to the impact from a tax rate change on our deferred tax assets, as well as other rate changes.

Shake Shack Inc. Form 10-K | 103

Deferred Tax Assets and Liabilities
The components of deferred tax assets and liabilities are as follows:

	December 27 2017	December 28 2016
Deferred tax assets:
Investment in partnership	$137,449	$209,648
Tax Receivable Agreement	43,464	110,022
Deferred rent	571	561
Deferred revenue	59	53
Stock-based compensation	322	331
Net operating loss carryforwards	12,332	7,338
Tax credits	2,328	1,084
Other assets	176	108
Total gross deferred tax assets	196,701	329,145
Valuation allowance	(10,114)	(15,568)
Total deferred tax assets, net of valuation allowance	186,587	313,577
Deferred tax liabilities:
Property and equipment	(673)	(370)
Total gross deferred tax liabilities	(673)	(370)
Net deferred tax assets	$185,914	$313,207
As of December 27, 2017, our federal and state net operating loss carryforwards for income tax purposes were $51,668 and $19,166. If not utilized, our federal and state net operating loss carryforwards will begin to expire in 2035.
As described in Note 11, we acquired an aggregate of 1,376,093 LLC Interests during fiscal 2017 through redemptions of LLC Interests and the exercise of employee stock options. We recognized a deferred tax asset in the amount of $14,370 associated with the basis difference in our investment in SSE Holdings upon acquiring these LLC Interests. These were partially offset by reductions in basis due to the utilization of $14,339 of amortization. However, a portion of the total basis difference will only reverse upon the eventual sale of our interest in SSE Holdings, which we expect would result in a capital loss. As of December 27, 2017, we established a valuation allowance in the amount of $10,114 against the deferred tax asset to which this portion relates.
During fiscal 2017, we also recognized $7,661 of deferred tax assets related to additional tax basis increases generated from expected future payments under the Tax Receivable Agreement and related deductions for imputed interest on such payments. See "—Tax Receivable Agreement" for more information.
We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of December 27, 2017, we concluded, based on the weight of all available positive and negative evidence, that all of our deferred tax assets (except for those deferred tax assets described above relating to basis differences that are expected to result in a capital loss upon the eventual sale of our interest in SSE Holdings) are more likely than not to be realized. As such, no additional valuation allowance was recognized. The net change in valuation allowance for fiscal 2017 was a decrease of $5,454.
Uncertain Tax Positions
There were no reserves for uncertain tax positions as of December 27, 2017 and December 28, 2016. Shake Shack Inc. was formed in September 2014 and did not engage in any operations prior to the IPO and Organizational Transactions. Shake Shack Inc. first filed tax returns for tax year 2014, which is the first tax year subject to examination by taxing authorities for U.S. federal and state income tax purposes. Additionally, although SSE Holdings is treated as a partnership for U.S. federal and state income taxes

104 | Shake Shack Inc. Form 10-K

purposes, it is still required to file an annual U.S. Return of Partnership Income, which is subject to examination by the Internal Revenue Service ("IRS"). The statute of limitations has expired for tax years through 2013 for SSE Holdings.
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
During fiscal 2017, we acquired an aggregate of 1,003,585 LLC Interests in connection with the redemption of LLC Interests, which resulted in an increase in the tax basis of our investment in SSE Holdings subject to the provisions of the Tax Receivable Agreement. We recognized an additional liability in the amount of $18,973 for the TRA Payments due to the redeeming members, representing 85% of the aggregate tax benefits we expect to realize from the tax basis increases related to the redemption of LLC Interests, after concluding it was probable that such TRA Payments would be paid based on our estimates of future taxable income. Also, we recognized $125,859 benefit in other income related to the reduction in liabilities under its Tax Receivable Agreement related to the enactment of the TCJA. During fiscal 2017 payments of $4,910, inclusive of interest, were made to members of SSE Holdings pursuant to the Tax Receivable Agreement. As of December 27, 2017, the total amount of TRA Payments due under the Tax Receivable Agreement was $159,373, of which $937 was included in other current liabilities on the Consolidated Balance Sheet. See Note 17 for more information relating to our liabilities under the Tax Receivable Agreement.
NOTE 15: EARNINGS PER SHARE

Basic earnings per share of Class A common stock is computed by dividing net income attributable to Shake Shack Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share of Class A common stock is computed by dividing net income attributable to Shake Shack Inc. by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.

Shake Shack Inc. Form 10-K | 105

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock for fiscal 2017, 2016 and 2015.

	2017	2016	2015
Numerator:
Net income	$8,884	$22,146	$3,124
Less: net income attributable to non-controlling interests	9,204	9,700	11,900
Net income (loss) attributable to Shake Shack Inc.	$(320)	$12,446	$(8,776)
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	25,876	22,956	13,588
Effect of dilutive securities:
Stock options	—	493	—
Weighted-average shares of Class A common stock outstanding—diluted	25,876	23,449	13,588

Earnings (loss) per share of Class A common stock—basic	$(0.01)	$0.54	$(0.65)
Earnings (loss) per share of Class A common stock—diluted	$(0.01)	$0.53	$(0.65)
Shares of our Class B common stock do not share in the earnings or losses of Shake Shack and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.
The following table presents potentially dilutive securities excluded from the computations of diluted earnings per share of Class A common stock for fiscal 2017, 2016 and 2015.

	2017		2016		2015
Stock options(1)	1,719,341	(3)	125	(2)	2,574,981	(3)
Performance stock units(1)	124,842	(3)	26,860	(4)	—
Restricted stock units(1)	44,476	(3)	—		—
Shares of Class B common stock	10,250,007	(5)	11,253,592	(5)	16,460,741	(5)

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

(4)
Weighted-average number of securities excluded from the computation of diluted earnings per share of Class A common stock because the performance conditions were not met for a portion of the fiscal year.

(5)
Shares of our Class B common stock are considered potentially dilutive shares of Class A common stock. Amounts have been excluded from the computations of diluted earnings per share of Class A common stock because the effect would have been anti-dilutive under the if-converted and two-class methods.

106 | Shake Shack Inc. Form 10-K

NOTE 16: SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information for fiscal 2017, 2016 and 2015:

	2017	2016	2015
Cash paid for:
Income taxes, net of refunds	$2,261	$1,823	$416
Interest, net of amounts capitalized	1,106	54	92
Non-cash investing activities:
Accrued purchases of property and equipment	7,526	6,150	4,904
Capitalized landlord assets for leases where we are deemed the accounting owner	10,125	1,985	—
Capitalized equity-based compensation	109	139	—
Class A common stock issued in connection with the acquisition of the former indirect members of SSE Holdings	—	—	6
Class A common stock issued in connection with the USC Merger	—	—	2
Non-cash financing activities:
Cancellation of Class B common stock in connection with the Organizational Transactions	—	—	(6)
Class A common stock issued in connection with the redemption of LLC Interests	1	5	6
Cancellation of Class B common stock in connection with the redemption of LLC Interests	(1)	(5)	(6)
Cancellation of Class B common stock in connection with the USC Merger	—	—	(2)
Establishment of liabilities under tax receivable agreement	18,973	100,063	173,090
Accrued distributions payable to non-controlling interest holders	—	607	—
NOTE 17: COMMITMENTS AND CONTINGENCIES

Lease Commitments
We are obligated under various operating leases for Shacks and our home office space, expiring in various years through 2035. Under certain of these leases, we are liable for contingent rent based on a percentage of sales in excess of specified thresholds and are responsible for our proportionate share of real estate taxes, common area maintenance charges and utilities. See Note 9, Leases.
As security under the terms of several of our leases, we are obligated under letters of credit totaling $160 as of December 27, 2017. The letters of credit expire on April 23, 2018 and February 28, 2026. In addition, in December 2013, we entered into an irrevocable standby letter of credit in conjunction with our home office lease in the amount of $80. The letter of credit expires in September 2018 and renews automatically for one-year periods through September 30, 2019. In September 2017, we entered into an irrevocable standby letter of credit in conjunction with our new home office lease in the amount of $603. The letter of credit expires in August 2018 and renews automatically for one-year periods through January 31, 2034.
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

Shake Shack Inc. Form 10-K | 107

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

We are subject to various legal proceedings, claims and liabilities, such as employment-related claims and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance. As of December 27, 2017, the amount of ultimate liability with respect to these matters was not material.
Liabilities under Tax Receivable Agreement
As described in Note 14, we are a party to the Tax Receivable Agreement under which we are contractually committed to pay the non-controlling interest holders 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of certain transactions. We are not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated the transaction that gave rise to the payment are realized. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. As of December 27, 2017, we recognized $159,373 of liabilities relating to our obligations under the Tax Receivable Agreement, after concluding that it was probable that we would have sufficient future taxable income to utilize the related tax benefits. There were no transactions subject to the Tax Receivable Agreement for which we did not recognize the related liability, as we concluded that we would have sufficient future taxable income to utilize all of the related tax benefits generated by all transactions that occurred in fiscal 2017.
NOTE 18: RELATED PARTY TRANSACTIONS

Union Square Hospitality Group
The Chairman of our Board of Directors serves as the Chief Executive Officer of Union Square Hospitality Group, LLC. As a result, Union Square Hospitality Group, LLC and its subsidiaries are considered related parties.
USHG, LLC
Effective January 2015, we entered into an Amended and Restated Management Services Agreement with USHG, LLC ("USHG"), which USHG provides reduced management services to SSE Holdings comprised of executive leadership from members of its senior management, advisory and development services and limited leadership development and human resources services. The initial term of the Amended and Restated Management Services Agreement is through December 31, 2019, with renewal periods.

108 | Shake Shack Inc. Form 10-K

Total amounts paid to USHG for general corporate expenses were $7, $10 and $157 for fiscal 2017, 2016 and 2015, respectively, and are included in general and administrative expenses on the Consolidated Statements of Income (Loss).
Previously, our employees were included in USHG's self-insurance health plan and we paid our portion of the plan costs on a monthly basis to USHG. In February 2015, we established our own self-funded health insurance plan for our employees and ceased payments to USHG. Amounts paid to USHG for these health insurance costs were $146 for fiscal 2015. No amounts were paid to USHG for these health insurance costs for fiscal 2017 and 2016. This amount is included in labor and related expenses and general and administrative expenses on the Consolidated Statements of Income (Loss). Additionally, our employees are eligible participants under USHG's 401(k) plan. We pay our share of the employer's matching contributions directly to the third-party plan trustee.
No amounts were payable to USHG as of December 27, 2017. Total amounts payable to USHG as of December 28, 2016 were $1, which is included in other current liabilities on the Consolidated Balance Sheets. No amounts were due from USHG as of December 27, 2017 and December 28, 2016.
Daily Provisions
For a period of time in fiscal 2017, we purchased coffee cake from the restaurant Daily Provisions to offer as a breakfast item at our Madison Square Park Shack. Amounts paid to Daily Provisions for fiscal 2017 were $6. No amounts were payable to Daily Provisions as of December 27, 2017 and December 28, 2016.
Hudson Yards Sports and Entertainment
In fiscal 2011, we entered into a Master License Agreement (as amended, an "MLA") with Hudson Yards Sports and Entertainment LLC ("HYSE") to operate Shake Shack branded limited menu concession stands in sports and entertainment venues within the United States. The agreement expires on December 31, 2027 and includes five consecutive five-year renewal options at HYSE's option. As consideration for these rights, HYSE pays us a license fee based on a percentage of net food sales, as defined in the MLA. HYSE also pays us a percentage of profits on sales of branded beverages, as defined in the MLA. Amounts paid to us by HYSE for fiscal 2017, 2016 and 2015 were $452, $309 and $282, respectively, and are included in licensing revenue on the Consolidated Statements of Income (Loss). Total amounts due from HYSE as of December 27, 2017 and December 28, 2016 were $18 and $11, respectively, which are included in prepaid expenses and other current assets on the Consolidated Balance Sheets.
Madison Square Park Conservancy
The Chairman of our Board of Directors serves as a director of the Madison Square Park Conservancy ("MSP Conservancy"), with which we have a license agreement and pay license fees to operate our Madison Square Park Shack. Amounts paid to Madison Square Park Conservancy as rent amounted to $907, $1,062 and $692 for fiscal 2017, 2016 and 2015, respectively. These amounts are included in occupancy and related expenses on the Consolidated Statements of Income (Loss). No amounts were due to MSP Conservancy as of December 27, 2017. Total amounts due to MSP Conservancy were were $1 as of December 28, 2016, which is included in accrued expenses on the Consolidated Balance Sheets.
Additionally, we received tenant improvement allowances from MSP Conservancy related to a reconstruction project which ended in 2015. Amounts paid to us from MSP Conservancy for fiscal 2017 were $200. No amounts were paid to us by MSP Conservancy in fiscal 2016 and 2015. No amounts were due to us from MSP Conservancy as of December 27, 2017. Total amounts due from MSP Conservancy as of December 28, 2016 were $200, which is included in account receivable on the Consolidated Balance Sheets.

Shake Shack Inc. Form 10-K | 109

Share Our Strength
The Chairman of our Board of Directors serves as a director of Share Our Strength, for which Shake Shack holds the "Great American Shake Sale" every year during the month of May to raise money and awareness for childhood hunger. During the Great American Shake Sale, we encourage guests to donate money to Share Our Strength's No Kid Hungry campaign in exchange for a coupon for a free cake-themed shake. All of the guest donations we collect go directly to Share Our Strength. We raised a total of $633, $587 and $504 in fiscal 2017, 2016 and 2015, respectively, and the proceeds were remitted to Share Our Strength in the respective years. We incurred costs of approximately $148, $117 and $109 for fiscal 2017, 2016 and 2015, respectively, representing the cost of the free shakes redeemed. These costs are included in general and administrative expenses and other operating expenses on the Consolidated Statements of Income (Loss). Additionally, we held a promotional event in August 2016 in which we donated a total of $20 to the Share Our Strength's No Kid Hungry campaign, which is included in general and administrative expenses on the Consolidated Statements of Income (Loss).
Mobo Systems, Inc.
The Chairman of our Board of Directors serves as a director of Mobo Systems, Inc. (also known as "Olo"), a platform we use in connection with our mobile ordering application. Amounts paid to Olo for fiscal 2017 and 2015 were $80 and $8, respectively, which are included in other operating expenses on the Consolidated Statements of Income (Loss). No amounts were paid to Olo for fiscal 2016. No amounts were payable to Olo as of December 27, 2017 and December 28, 2016.
Square, Inc.
In July 2017, our Chief Executive Officer joined the Board of Directors of Square, Inc. ("Square"). We currently use certain point-of-sale applications, payment processing services, hardware and other enterprise platform services in connection with the processing of a limited amount of sales at certain of our Shacks, sales for certain off-site events and in connection with our kiosk technology. Additionally, in March 2017 and October 2017, we partnered with Caviar, Square's food ordering service, for a limited-time delivery promotion. Amounts paid to Square for fiscal 2017 were $33 which are included in other operating expenses on the Consolidated Statements of Income (Loss). No amounts were payable to Square as of December 27, 2017 and December 28, 2016.
Tax Receivable Agreement
In connection with our IPO, we entered into a Tax Receivable Agreement with certain non-controlling interest holders that provides for the payment by us to the non-controlling holders of 85% of the amount of any tax benefits that Shake Shack actually realizes or in some cases is deemed to realize as a result of (i) increases in the tax basis of the net assets of SSE Holdings resulting from any redemptions or exchanges of LLC Interests and (ii) certain other tax benefits related to our making payments under the Tax Receivable Agreement. See Note 14 for further information. In fiscal 2017, payments of $4,910, inclusive of interest, were made to the non-controlling interest holders. There were no amounts paid under the Tax Receivable Agreement to the non-controlling interest holders during fiscal 2016 and 2015. As of December 27, 2017 and December 28, 2016, total amounts due under the Tax Receivable Agreement were $159,373 and $272,482, respectively.
Distributions to Members of SSE Holdings
Under the terms of the SSE Holdings LLC Agreement, SSE Holdings is obligated to make tax distributions to its members. During fiscal 2017 and 2016 tax distributions of $2,379 and $1,745, respectively, were paid to non-controlling interest holders. A special distribution was paid to certain members of SSE Holdings in the amount of $11,125 on February 4, 2015. No tax distributions were paid to non-controlling interest holders during fiscal 2015. No tax distributions were payable to non-controlling interest holders as of December 27, 2017. As of December 28, 2016, $607 was payable to non-controlling interest holders.

110 | Shake Shack Inc. Form 10-K

NOTE 19: GEOGRAPHIC INFORMATION

Revenue by geographic area for fiscal 2017, 2016 and 2015 is as follows:

	2017	2016	2015
United States	$348,575	$260,602	$184,408
Other countries	10,235	7,873	6,184
Total revenue	$358,810	$268,475	$190,592
Revenues are shown based on the geographic location of our customers and licensees. All of our assets are located in the United States.
NOTE 20: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth certain unaudited financial information for each quarter of fiscal 2017 and 2016. The unaudited quarterly information includes all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for the fair presentation of the information presented. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

	2017
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenue	$76,749	$91,316	$94,609	$96,136
Operating income	5,628	11,737	10,610	5,838
Net income (loss)	3,862	8,184	7,870	(11,032)
Net income (loss) attributable to Shake Shack Inc.	2,267	4,879	4,997	(12,463)
Earnings (loss) per share(1):
Basic	$0.09	$0.19	$0.19	$(0.47)
Diluted	$0.09	$0.19	$0.19	$(0.47)

	2016
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenue	$54,165	$66,472	$74,567	$73,271
Operating income	4,714	8,933	9,170	4,988
Net income	3,351	6,549	6,789	5,457
Net income attributable to Shake Shack Inc.	1,462	3,298	3,766	3,920
Earnings per share(1):
Basic	$0.07	$0.15	$0.16	$0.16
Diluted	$0.07	$0.14	$0.15	$0.15

(1)
Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted earnings per share amounts may not equal annual basic and diluted earnings per share amounts.

Shake Shack Inc. Form 10-K | 111

Schedule I: Condensed Financial Information of Registrant

SHAKE SHACK INC.
CONDENSED BALANCE SHEETS
(PARENT COMPANY ONLY)
(in thousands, except share and per share amounts)

	December 27 2017	December 28 2016
ASSETS
Current assets:
Cash	$4,988	$3,785
Accounts receivable	—	2
Prepaid expenses	100	105
Total current assets	5,088	3,892
Deferred income taxes, net	185,750	312,802
Investment in subsidiaries	142,314	109,680
TOTAL ASSETS	$333,152	$426,374
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses	70	49
Due to SSE Holdings	4,217	1,655
Current portion of liabilities under tax receivable agreement	937	4,580
Total current liabilities	5,224	6,284
Liabilities under tax receivable agreement, net of current portion	158,436	267,902
Total liabilities	163,660	274,186
Commitments and contingencies
Stockholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of December 27, 2017 and December 28, 2016, respectively.	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 26,527,477 and 25,151,384 shares issued and outstanding as of December 27, 2017 and December 28, 2016, respectively.	27	25
Class B common stock, $0.001 par value—35,000,000 shares authorized; 10,250,007 and 11,253,592 shares issued and outstanding as of December 27, 2017 and December 28, 2016, respectively.	10	11
Additional paid-in capital	153,105	135,448
Retained earnings	16,399	16,719
Accumulated other comprehensive loss	(49)	(15)
Total stockholders' equity	169,492	152,188
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$333,152	$426,374
See accompanying Notes to Condensed Financial Statements.

112 | Shake Shack Inc. Form 10-K

Schedule I: Condensed Financial Information of Registrant (continued)

SHAKE SHACK INC.
CONDENSED STATEMENTS OF INCOME (LOSS)
(PARENT COMPANY ONLY)
(in thousands)

	Fiscal Year Ended
	December 27 2017	December 28 2016	December 30 2015
Intercompany revenue	$1,466	$1,603	$1,336
TOTAL REVENUE	1,466	1,603	1,336
General and administrative expenses	1,692	1,603	1,336
TOTAL EXPENSES	1,692	1,603	1,336
OPERATING LOSS	(226)	—	—
Equity in net income of subsidiaries	22,090	16,982	6,906
Other income	127,221	688	—
Interest expense	(50)	(16)	—
INCOME BEFORE INCOME TAXES	149,035	17,654	6,906
Income tax expense	149,355	5,208	2,633
NET INCOME (LOSS)	$(320)	$12,446	$4,273
See accompanying Notes to Condensed Financial Statements.

Shake Shack Inc. Form 10-K | 113

Schedule I: Condensed Financial Information of Registrant (continued)

SHAKE SHACK INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(PARENT COMPANY ONLY)
(in thousands)

	Fiscal Year Ended
	December 27 2017	December 28 2016	December 30 2015
Net income (loss)	$(320)	$12,446	$4,273
Other comprehensive (loss), net of tax:
Available-for-sale securities(1):
Change in net unrealized holding (losses)	(67)	(22)	(5)
Less: reclassification adjustments for net realized losses included in net income	33	12	—
Net change	(34)	(10)	(5)
OTHER COMPREHENSIVE LOSS	(34)	(10)	(5)
COMPREHENSIVE INCOME (LOSS)	$(354)	$12,436	$4,268
(1) Net of tax benefit of $0 for fiscal years ended December 27, 2017, December 28, 2016 and December 30, 2015.
See accompanying Notes to Condensed Financial Statements.

114 | Shake Shack Inc. Form 10-K

Schedule I: Condensed Financial Information of Registrant (continued)

SHAKE SHACK INC.
CONDENSED STATEMENTS OF CASH FLOWS
(PARENT COMPANY ONLY)
(in thousands)

	Fiscal Year Ended
	December 27 2017	December 28 2016	December 30 2015
OPERATING ACTIVITIES
Net income (loss)	$(320)	$12,446	$4,273
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in net income of subsidiaries	(22,090)	(16,982)	(6,906)
Equity-based compensation	234	189	330
Non-cash reimbursement revenue treated as investment	—	(189)	—
Deferred income taxes	146,095	(462)	(551)
Other non-cash income	(127,221)	(688)	—
Changes in operating assets and liabilities:
Accounts receivable	2	(2)	—
Prepaid expenses and other current assets	5	(1)	—
Due to/from SSE Holdings	(5,339)	214	4
Accrued expenses	21	(11)	58
Other current liabilities	(17)	17	—
Income taxes payable	2,990	5,023	3,184
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(5,640)	(446)	392
INVESTING ACTIVITIES
Purchases of LLC Interests from SSE Holdings	(5,522)	(4,559)	(112,298)
Return of investment in SSE Holdings	4,101	2,694	—
NET CASH USED IN INVESTING ACTIVITIES	(1,421)	(1,865)	(112,298)
FINANCING ACTIVITIES
Proceeds from issuance of Class A common stock sold in initial public offering, net of underwriting discounts and commissions	—	—	112,298
Proceeds from issuance of Class A common stock to SSE Holdings upon settlement of stock option exercises	5,522	2,489	—
Proceeds from issuance of Class B common stock	—	—	30
Proceeds from stock option exercises	7,586	3,185	—
Payments under tax receivable agreement	(4,844)	—	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,264	5,674	112,328
INCREASE IN CASH	1,203	3,363	422
CASH AT BEGINNING OF PERIOD	3,785	422	—
CASH AT END OF PERIOD	$4,988	$3,785	$422

See accompanying Notes to Condensed Financial Statements.

Shake Shack Inc. Form 10-K | 115

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
Certain intercompany balances presented in these condensed parent company financial statements are eliminated in the consolidated financial statements. As of December 27, 2017, $4,217 of intercompany payables were eliminated in consolidation and $1,655 of intercompany payables were eliminated in consolidation as of December 28, 2016. For fiscal 2017, $1,466 and $22,090 of intercompany revenue and equity in net income of subsidiaries, respectively, was eliminated in consolidation. For fiscal 2016, $1,603 and $16,982 of intercompany revenue and equity in net income of subsidiaries, respectively, was eliminated in consolidation. Related party amounts that were not eliminated in the consolidated financial statements include the Parent Company's liabilities under the tax receivable agreement, which totaled $159,373 and $272,482 as of December 27, 2017 and December 28, 2016, respectively.
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

116 | Shake Shack Inc. Form 10-K

(i) generation of future taxable income of Shake Shack Inc. over the term of the tax receivable agreement and (ii) future changes in tax laws.
In December 2017, the Tax Cuts and Jobs Act of 2017 (the "TCJA") was enacted into law. The TCJA provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended, including the reduction of the U.S. federal corporate income tax rate from 35% to 21%, among other provisions. As a result of the TCJA, we recognized a $125,859 benefit in other income related to the reduction in liabilities under its tax receivable agreement.
As of December 27, 2017 and December 28, 2016, liabilities under the tax receivable agreement totaled $159,373 and $272,482, respectively.
NOTE 4: SUPPLEMENTAL CASH FLOW INFORMATION
The following table sets forth supplemental cash flow information for fiscal 2017, 2016 and 2015:

	2017	2016	2015
Cash paid for:
Income taxes	$253	$576	$—
Interest	2	—	—
Non-cash investing activities:
Accrued contribution related to stock option exercises	7,586	1,116	—
Class A common stock issued in connection with the acquisition of two entities owned by former indirect members of SSE Holdings	—	—	6
Class A common stock issued in connection with the USC Merger	—	—	2
Class A common stock issued in connection with the acquisition of LLC Interests upon redemption by the non-controlling interest holders	4,415	18,944	19,933
Non-cash contribution made in connection with equity awards granted to employees of SSE Holdings	5,497	5,304	2,355
Non-cash financing activities:
Cancellation of Class B common stock in connection with the Organizational Transactions	—	—	(6)
Cancellation of Class B common stock in connection with the redemption of LLC Interests	(1)	(5)	(6)
Cancellation of Class B common stock in connection with the USC Merger	—	—	(2)
Establishment of liabilities under tax receivable agreement	18,973	100,063	173,090

Shake Shack Inc. Form 10-K | 117

Schedule II: Valuation and Qualifying Accounts

	Balance at beginning of period	Additions			Reductions		Balance at end of period
(in thousands)		Charged to costs and expenses	Charged to other accounts
Deferred tax asset valuation allowance:
Fiscal year ended December 31, 2014	$—	$—	$—		$—		$—
Fiscal year ended December 30, 2015	$—	$—	$39,700	(1)	$(16,545)		$23,155
Fiscal year ended December 28, 2016	$23,155	$90	$1,965	(1)	$(9,642)		$15,568
Fiscal year ended December 27, 2017	$15,568	$—	$3,455	(1)	$(8,909)	(2)	$10,114

(1)	Amount relates to a valuation allowance established on deferred tax assets related to our investment in SSE Holdings.

(2)	Amount includes a $4,780 remeasurement adjustment related to the enactment of the TCJA, which was recognized through earnings.

118 | Shake Shack Inc. Form 10-K

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
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

For Management's Report on Internal Control over Financial Reporting, see Item 8, Financial Statements and Supplementary Data.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 27, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Not applicable.

Shake Shack Inc. Form 10-K | 119

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item with respect to our directors is incorporated by reference to the sections entitled “Nominees for Election as Class III Directors” and "Continuing Directors" in our Proxy Statement to be filed in connection with our 2018 Annual Meeting of Shareholders (the “Proxy Statement”). The information required by this item with respect to our Code of Business Conduct and Audit Committee (including our “audit committee financial expert”) is incorporated by reference to the sections entitled “Code of Ethics” and “Audit Committee Report.”
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

120 | Shake Shack Inc. Form 10-K

Part IV
Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedules

Page
Schedule I: Condensed Financial Information of Registrant	112
Schedule II: Valuation and Qualifying Accounts	118
All other financial statement schedules are omitted since they are not required or are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

(1)	Exhibits
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.
Item 16. Form 10-K Summary
None.

Shake Shack Inc. Form 10-K | 121

EXHIBIT INDEX

Exhibit Number			Incorporated by Reference			Filed Herewith
		Exhibit Description	Form	Exhibit	Filing Date
3.1		Amended and Restated Certificate of Incorporation of Shake Shack Inc., effective February 4, 2015	8-K	3.1	2/10/2015
3.2		Amended and Restated Bylaws of Shack Shake Inc., dated February 4, 2015	8-K	3.2	2/10/2015
4.1		Form of Class A Common Stock Certificate	S-1/A	4.1	1/28/2015
10.1		Third Amended and Restated Limited Liability Company Agreement of SSE Holdings, LLC, dated February 4, 2015 by and among SSE Holdings, LLC and its Members	8-K	10.3	2/10/2015
10.1.1		Amendment No. 1 to Third Amended and Restated Limited Liability Company Agreement of SSE Holding, LLC, dated March 7, 2016, but effective as of February 5, 2015	POSAM	10.1.1	3/10/2016
10.1.2		Amendment No. 2 to Third Amended and Restated Limited Liability Company Agreement of SSE Holding, LLC, dated February 6, 2017	10-K	10.1.2	3/13/2017
10.2		Amended and Restated Management Services Agreement, effective as of January 15, 2015, by and between SSE Holdings, LLC and USHG, LLC	S-1	10.13	12/29/2014
10.3		Tax Receivable Agreement, dated February 4, 2015, by and among Shake Shack Inc., SSE Holdings, LLC and each of the Members from time to time party thereto	8-K	10.1	2/10/2015
10.4		Registration Rights Agreement, dated February 4, 2015, by and among Shake Shack Inc. and each other person identified on the schedule of investors attached thereto	8-K	10.2	2/10/2015
10.4.1		Amendment No. 1 to Registration Rights Agreement, dated and effective as of October 8, 2015, by and among Shake Shack Inc., the Continuing SSE Equity Owners and affiliates of the Former SSE Equity Owners	10-Q	10.2	11/6/2015
10.5		Stockholders Agreement, dated February 4, 2015, by and among Shake Shack Inc., SSE Holdings, LLC, and the persons and entities listed on the schedules attached thereto	8-K	10.4	2/10/2015
10.5.1		Amendment No. 1 to Stockholders Agreement, dated and effective as of October 8, 2015, by and among Shake Shack Inc., SSE Holdings, LLC, the Meyer Stockholders, the LGP Stockholders and the SEG Stockholders	10-Q	10.1	11/6/2015
10.5.2		Amendment No. 2 to Stockholders Agreement, dated and effective as of May 11, 2017, by and among Shake Shack Inc., SSE Holdings, LLC, the Meyer Stockholders, the LGP Stockholders and the SEG Stockholders	10-Q	10.2	8/4/2017
10.6		Third Amended and Restated Credit Agreement, dated January 28, 2015, among SSE Holdings, LLC, each other loan party signatory thereto and JPMorgan Chase Bank, N.A., as administrative agent	10-K	10.6	3/27/2015
10.7		Second Amended and Restated Security Agreement, entered into as of February 18, 2014 by and among SSE Holdings, LLC, each other loan party signatory thereto and JPMorgan Chase Bank, N.A., as administrative agent	S-1/A	10.6	1/20/2015
10.8		Form of Indemnification Agreement entered into between Shake Shack Inc. and each of its directors and officers, effective February 4, 2015	S-1/A	10.21	1/20/2015
10.9	†	SSE Holdings, LLC Unit Appreciation Rights Plan	S-1	10.7	12/29/2014
10.9.1	†	Amendment No. 1 to the SSE Holdings, LLC Unit Appreciation Rights Plan	S-1	10.8	12/29/2014
10.9.2	†	Amendment No. 2 to the SSE Holdings, LLC Unit Appreciation Rights Plan	S-1	10.9	12/29/2014
10.9.3	†	Form of Unit Appreciation Right Agreement	S-1	10.10	12/29/2014
10.10	†	Shake Shack Inc. 2015 Incentive Award Plan	S-8	4.4	1/30/2015
10.10.1	†	Amendment No. 1 to the Shake Shack Inc. 2015 Incentive Award Plan, dated April 26, 2016	10-Q	10.1	5/16/2016
10.10.2	†	Form of Employee Option Agreement under the Shake Shack Inc. 2015 Incentive Award Plan	S-1/A	10.19	1/20/2015

122 | Shake Shack Inc. Form 10-K

Exhibit Number			Incorporated by Reference			Filed Herewith
		Exhibit Description	Form	Exhibit	Filing Date
10.10.3	†	Form of Director Option Agreement under the Shake Shack Inc. 2015 Incentive Award Plan	S-1/A	10.20	1/20/2015
10.10.4	†	Form of Performance Stock Unit Award Agreement, dated April 26, 2016	10-Q	10.2	5/16/2016
10.10.5	†	Form of Supplement to Performance Stock Unit Award Agreement	10-Q	10.3	5/16/2016
10.11	†	2015 Senior Executive Bonus Plan	S-1	10.12	12/29/2014
10.12	†	Employment Agreement, dated as of November 25, 2014, by and between Shake Shack Inc., SSE Holdings, LLC and Randall Garutti	S-1	10.17	12/29/2014
10.13	†	Employment Agreement, dated as of December 1, 2014, by and between Shake Shack Inc., SSE Holdings, LLC and Jeff Uttz.	S-1	10.18	12/29/2014
10.14	†	Special Bonus Agreement by and between Union Square Hospitality Group, LLC and Randall Garutti, entered into on March 11, 2011.	S-1	10.14	12/29/2014
10.14.1	†	Amendment to Special Bonus Agreement by and between Union Square Hospitality Group, LLC and Randall Garutti, entered into on March 11, 2011, effective as of July 25, 2013	S-1	10.15	12/29/2014
10.14.2	†	Assignment and Assumption Agreement, effective as of October 30, 2014, among Union Square Hospitality Group, LLC, Randall Garutti and SSE Holdings, LLC	S-1	10.16	12/29/2014
10.14.3	†	Assignment and Assumption Agreement, dated as of January 15, 2015, by and among SSE Holdings, LLC and Shake Shack Inc.	S-1/A	10.22	1/20/2015
10.15	†	Employment Agreement, dated as of May 4, 2016, by and between Shake Shack Inc., SSE Holdings, LLC and Ronald Palmese Jr.	10-Q	10.4	5/16/2016
10.16	†	Letter Agreement, dated November 1, 2016, between Josh Silverman and Shake Shack Inc.	8-K	10.1	11/2/2016
10.17	†	Amended and Restated Employment Agreement, effective January 5, 2017, by and among Zach Koff, Shake Shack Inc. and SSE Holdings, LLC	8-K	10.1	1/5/2017
10.18	†	Employment Agreement, dated April 28, 2017, but effective as of a date to be agreed upon by the parties, no later than July 31, 2017, by and among Tara Comonte, Shake Shack Inc. and SSE Holdings, LLC	8-K	10.1	5/1/2017
10.19	†	Non-Employee Director Compensation Policy				*
10.19.1	†	Amended & Restated Non-Employee Director Compensation Policy, dated May 9, 2016				*
10.19.2	†	Second Amended & Restated Non-Employee Director Compensation Policy, dated March 17, 2017				*
21		Subsidiaries of Shake Shack Inc.				*
23		Consent of Independent Registered Public Accounting Firm				*
31.1		Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2		Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32		Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				#
101.INS		XBRL Instance Document				*
101.SCH		XBRL Taxonomy Extension Schema Document				*
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB		XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document				*

†	Indicates a management contract or compensatory plan or arrangement.

#	Furnished herewith.

Shake Shack Inc. Form 10-K | 123

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shake Shack Inc.
(Registrant)

	By:	/s/ Tara Comonte
Tara Comonte
Date: February 26, 2018		Chief Financial Officer
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
February 26, 2018
/s/ Randy Garutti	Chief Executive Officer and Director
Randy Garutti	(Principal Executive Officer)

/s/ Tara Comonte	Chief Financial Officer	February 26, 2018
Tara Comonte	(Principal Financial and Accounting Officer)

/s/ Daniel Meyer	Chairman of the Board of Directors	February 26, 2018
Daniel Meyer

/s/ Anna Fieler	Director	February 26, 2018
Anna Fieler

/s/ Jeff Flug	Director	February 26, 2018
Jeff Flug

/s/ Jenna Lyons	Director	February 26, 2018
Jenna Lyons

/s/ Joshua Silverman	Director	February 26, 2018
Joshua Silverman

/s/ Jonathan D. Sokoloff	Director	February 26, 2018
Jonathan D. Sokoloff

/s/ Robert Vivian	Director	February 26, 2018
Robert Vivian

124 | Shake Shack Inc. Form 10-K