Form 10-Q
period 2018-03-28
Shake Shack Inc.
filed 2018-05-07
CIK 1620533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ______
Commission file number: 001-36823

SHAKE SHACK INC.
(Exact name of registrant as specified in its charter)

Delaware	47-1941186
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
225 Varick Street, Suite 301 New York, New York	10014
(Address of principal executive offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of April 25, 2018, there were 27,647,588 shares of Class A common stock outstanding and 9,205,236 shares of Class B common stock outstanding.

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
While we believe that our assumptions are reasonable, it is very difficult to predict the impact of known factors, and it is impossible to anticipate all factors that could affect our actual results. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Form 10-Q in the context of the risks and uncertainties disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 27, 2017 filed with the U.S. Securities and Exchange Commission (the "SEC") under the heading "Risk Factors."
The forward-looking statements included in this Form 10-Q are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Shake Shack Inc. Form 10-Q | 1

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).

2 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	March 28 2018	December 27 2017
ASSETS
Current assets:
Cash and cash equivalents	$26,624	$21,507
Marketable securities	61,128	63,036
Accounts receivable	5,033	5,641
Inventories	1,175	1,258
Prepaid expenses and other current assets	1,689	1,757
Total current assets	95,649	93,199
Property and equipment, net	199,878	187,095
Deferred income taxes, net	200,622	185,914
Other assets	4,145	4,398
TOTAL ASSETS	$500,294	$470,606
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,738	$8,210
Accrued expenses	13,202	11,649
Accrued wages and related liabilities	5,728	6,228
Other current liabilities	7,789	7,937
Total current liabilities	33,457	34,024
Deemed landlord financing	17,030	14,518
Deferred rent	39,461	36,596
Liabilities under tax receivable agreement, net of current portion	171,116	158,436
Other long-term liabilities	6,097	2,553
Total liabilities	267,161	246,127
Commitments and contingencies
Stockholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of March 28, 2018 and December 27, 2017.	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 27,627,553 and 26,527,477 shares issued and outstanding as of March 28, 2018 and December 27, 2017, respectively.	28	27
Class B common stock, $0.001 par value—35,000,000 shares authorized; 9,220,236 and 10,250,007 shares issued and outstanding as of March 28, 2018 and December 27, 2017, respectively.	9	10
Additional paid-in capital	163,372	153,105
Retained earnings	18,733	16,399
Accumulated other comprehensive income (loss)	—	(49)
Total stockholders' equity attributable to Shake Shack Inc.	182,142	169,492
Non-controlling interests	50,991	54,987
Total equity	233,133	224,479
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$500,294	$470,606
See accompanying Notes to Condensed Consolidated Financial Statements.

Shake Shack Inc. Form 10-Q | 3

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share amounts)

	Thirteen Weeks Ended
	March 28 2018	March 29 2017
Shack sales	$96,089	$74,155
Licensing revenue	3,027	2,594
TOTAL REVENUE	99,116	76,749
Shack-level operating expenses:
Food and paper costs	26,955	21,174
Labor and related expenses	26,687	20,460
Other operating expenses	10,759	7,665
Occupancy and related expenses	7,675	6,176
General and administrative expenses	11,809	8,470
Depreciation expense	6,498	4,748
Pre-opening costs	2,029	2,415
Loss on disposal of property and equipment	190	13
TOTAL EXPENSES	92,602	71,121
OPERATING INCOME	6,514	5,628
Other income, net	228	195
Interest expense	(565)	(303)
INCOME BEFORE INCOME TAXES	6,177	5,520
Income tax expense	1,198	1,658
NET INCOME	4,979	3,862
Less: net income attributable to non-controlling interests	1,471	1,595
NET INCOME ATTRIBUTABLE TO SHAKE SHACK INC.	$3,508	$2,267
Earnings per share of Class A common stock:
Basic	$0.13	$0.09
Diluted	$0.13	$0.09
Weighted-average shares of Class A common stock outstanding:
Basic	27,039	25,376
Diluted	27,822	25,955
See accompanying Notes to Condensed Consolidated Financial Statements.

4 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Thirteen Weeks Ended
	March 28 2018	March 29 2017
Net income	$4,979	$3,862
Other comprehensive income (loss), net of tax:
Available-for-sale securities(1):
Change in net unrealized holding gains (losses)	(3)	(9)
Less: reclassification adjustments for net realized losses included in net income	16	3
Net change	13	(6)
OTHER COMPREHENSIVE INCOME (LOSS)	13	(6)
COMPREHENSIVE INCOME	4,992	3,856
Less: comprehensive income attributable to non-controlling interest	1,474	1,593
COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAKE SHACK INC.	$3,518	$2,263
(1) Net of tax benefit (expense) of $0 for the thirteen and thirteen weeks ended March 28, 2018 and March 29, 2017.
See accompanying Notes to Condensed Consolidated Financial Statements.

Shake Shack Inc. Form 10-Q | 5

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 27, 2017	26,527,477	$27	10,250,007	$10	$153,105	$16,399	$(49)	$54,987	$224,479
Cumulative effect of accounting changes						(1,174)	39	(439)	(1,574)
Net income						3,508		1,471	4,979
Other comprehensive income:
Net change related to available-for-sale securities							10	3	13
Equity-based compensation					1,455				1,455
Activity under stock compensation plans	70,305	—			866			610	1,476
Redemption of LLC Interests	1,029,771	1	(1,029,771)	(1)	5,558			(5,558)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					2,388				2,388
Distributions paid to non-controlling interest holders								(83)	(83)
BALANCE, MARCH 28, 2018	27,627,553	$28	9,220,236	$9	$163,372	$18,733	$—	$50,991	$233,133

See accompanying Notes to Condensed Consolidated Financial Statements.

6 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Thirteen Weeks Ended
	March 28 2018	March 29 2017
OPERATING ACTIVITIES
Net income (including amounts attributable to non-controlling interests)	$4,979	$3,862
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	6,498	4,748
Equity-based compensation	1,437	1,249
Deferred income taxes	(305)	(1,009)
Non-cash interest expense	72	71
Loss on sale of marketable securities	16	3
Loss on disposal of property and equipment	190	13
Unrealized loss on available-for-sale securities	38	—
Net loss on sublease	672	—
Changes in operating assets and liabilities:
Accounts receivable	3,111	2,312
Inventories	83	(97)
Prepaid expenses and other current assets	(110)	(505)
Other assets	206	(520)
Accounts payable	—	400
Accrued expenses	1,177	1,029
Accrued wages and related liabilities	(500)	(2,057)
Other current liabilities	(528)	62
Deferred rent	291	164
Other long-term liabilities	1,806	(46)
NET CASH PROVIDED BY OPERATING ACTIVITIES	19,133	9,679
INVESTING ACTIVITIES
Purchases of property and equipment	(17,718)	(13,132)
Purchases of marketable securities	(277)	(325)
Sales of marketable securities	2,144	5,155
NET CASH USED IN INVESTING ACTIVITIES	(15,851)	(8,302)
FINANCING ACTIVITIES
Proceeds from deemed landlord financing	521	293
Payments on deemed landlord financing	(79)	(36)
Distributions paid to non-controlling interest holders	(83)	(355)
Payments under tax receivable agreement	—	(1,471)
Proceeds from stock option exercises	1,476	4,296
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,835	2,727
NET INCREASE IN CASH AND CASH EQUIVALENTS	5,117	4,104
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,507	11,607
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,624	$15,711
See accompanying Notes to Condensed Consolidated Financial Statements.

Shake Shack Inc. Form 10-Q | 7

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

8 | Shake Shack Inc. Form 10-Q

NOTE 1: NATURE OF OPERATIONS

Shake Shack Inc. ("we," "us," "our," "Shake Shack" and the "Company") was formed on September 23, 2014 as a Delaware corporation for the purpose of facilitating an initial public offering and other related transactions in order to carry on the business of SSE Holdings, LLC and its subsidiaries ("SSE Holdings"). We are the sole managing member of SSE Holdings and, as sole managing member, we operate and control all of the business and affairs of SSE Holdings. As a result, we consolidate the financial results of SSE Holdings and report a non-controlling interest representing the economic interest in SSE Holdings held by the other members of SSE Holdings. As of March 28, 2018 we owned 75.0% of SSE Holdings. Unless the context otherwise requires, "we," "us," "our," "Shake Shack," the "Company" and other similar references, refer to Shake Shack Inc. and, unless otherwise stated, all of its subsidiaries, including SSE Holdings.
We operate and license Shake Shack restaurants ("Shacks"), which serve hamburgers, chicken sandwiches, hot dogs, crinkle-cut fries, shakes, frozen custard, beer, wine and more. As of March 28, 2018, there were 168 Shacks in operation, system-wide, of which 95 were domestic company-operated Shacks, 10 were domestic licensed Shacks and 63 were international licensed Shacks.
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Shake Shack Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and on a basis consistent in all material respects with the accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 27, 2017 ("2017 Form 10-K"). In our opinion, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of our financial position and results of operation have been included. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.
The accompanying Condensed Consolidated Balance Sheet as of December 27, 2017 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our 2017 Form 10-K.
SSE Holdings is considered a variable interest entity. Shake Shack Inc. is the primary beneficiary as we have the majority economic interest in SSE Holdings and, as the sole managing member, have decision making authority that significantly affects the economic performance of the entity, while the limited partners have no substantive kick-out or participating rights. As a result, we consolidate SSE Holdings. The assets and liabilities of SSE Holdings represent substantially all of our consolidated assets and liabilities with the exception of certain deferred taxes and liabilities under the Tax Receivable Agreement. As of March 28, 2018 and December 27, 2017, the net assets of SSE Holdings were $204,076 and $197,301, respectively. The assets of SSE Holdings are subject to certain restrictions in SSE Holdings' revolving credit agreements. See Note 8 for more information.
Fiscal Year
We operate on a 52/53 week fiscal year ending on the last Wednesday in December. Fiscal 2018 contains 52 weeks and ends on December 26, 2018. Fiscal 2017 contained 52 weeks and ended on December 27, 2017. Unless otherwise stated, references to years in this report relate to fiscal years.
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

Shake Shack Inc. Form 10-Q | 9

Recently Adopted Accounting Pronouncements
We adopted the Accounting Standards Updates (“ASUs”) summarized below in fiscal 2018.

Accounting Standards Update (“ASU”)	Description	Date Adopted
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

See Note 3 for more information.
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

The adoption of this standard did not have a material impact to our consolidated financial statements.

December 28, 2017
Statement of Cash Flows: Classification of Certain Cash Receipts and Payments (ASU 2016-15)
This standard provides guidance on eight specific cash flow issues with the objective of reducing diversity in practice.

The adoption of this standard did not have a material impact to our consolidated financial statements.
December 28, 2017
Recently Issued Accounting Pronouncements

Accounting Standards Update (“ASU”)	Description	Expected Impact	Effective Date
Leases (ASU's 2016-02, 2018-01)
This standard establishes a new lease accounting model, which introduces the recognition of lease assets and liabilities for those leases classified as operating leases under previous GAAP. It should be applied using a modified retrospective approach, with the option to elect various practical expedients. Early adoption is permitted.

We are currently evaluating the provisions of the standard, including optional practical expedients. We are assessing the impact to our accounting policies, processes, disclosures and internal control over financial reporting.

We plan to adopt the standard on December 27, 2018. It is likely that the adoption will have a significant impact to our consolidated balance sheet given the number of real estate leases we have. We are still evaluating the expected impact to our consolidated statements of income and cash flows.
December 27, 2018

NOTE 3: REVENUE

On December 28, 2017 we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method applied to those contracts which were not completed as of December 28, 2017. We elected a practical expedient to aggregate the effect of all contract modifications that occurred before the adoption date, which did not have a material impact to our consolidated financial statements. Results for reporting periods beginning on or after December 28, 2017 are presented under Accounting Standards Codification Topic 606 ("ASC 606"). Prior period amounts were not revised and continue to be reported in accordance with ASC Topic 605 ("ASC 605"), the accounting standard then in effect.
Upon transition, on December 28, 2017, we recorded a decrease to opening equity of $1,574, net of tax, of which $1,135 was recognized in retained earnings and $439 in non-controlling interest, with a corresponding increase of $1,769 in other long-term liabilities, a decrease of $68 in other current liabilities, and an increase of $100 to accounts receivable.
Revenue Recognition
Revenue consists of Shack sales and licensing revenue. Generally, revenue is recognized as promised goods or services transfer to the guest or customer in an amount that reflects the consideration we expect to be entitled in exchange for those goods or services.
Revenue from Shack sales are presented net of discounts and recognized when food, beverage and retail products are sold. Sales tax collected from customers is excluded from Shack sales and the obligation is included in sales tax payable until the taxes are remitted to the appropriate taxing authorities. Revenue from our gift cards are deferred and recognized upon redemption.
Licensing revenues include initial territory fees, Shack opening fees, and ongoing sales-based royalty fees from licensed Shacks. Generally, the licenses granted to develop, open, and operate each Shack in a specified territory are the predominant goods or services transferred to the licensee in our contracts, and represent distinct performance obligations. Ancillary promised services, such as training and assistance during the initial opening of a Shack, are typically combined with the licenses and considered as one performance obligation per Shack. We determine the transaction price for each contract, which is comprised of the initial territory fee, and an estimate of the total Shack opening fees we expect to be entitled to. The calculation of total Shack opening fees included in the transaction price requires judgment, as it is based on an estimate of the number of Shacks we expect the licensee to open. The transaction price is then allocated equally to each Shack expected to open. The performance obligations are satisfied over time, starting when a Shack opens, through the end of the term of the license granted to the Shack. Because we are transferring licenses to access our intellectual property during a contractual term, revenue is recognized on a straight-line basis over the license term. Generally, payment for the initial territory fee is received upon execution of the licensing agreement, and payment for the restaurant opening fees are received either in advance of or upon opening the related restaurant. These payments are initially deferred and recognized as revenue as the performance obligations are satisfied, which occurs over a long-term period.
Revenue from sales-based royalties are recognized as the related sales occur.
Prior to the adoption of ASC 606, Shack opening fees were recorded as deferred revenue when received and proportionate amounts were recognized as revenue when a licensed Shack opened and all material services and conditions related to the fee were substantially performed. Territory fees were recorded as deferred revenue when received and recognized as revenue on a straight-line basis over the term of the license agreement, which generally began upon execution of the contract.

10 | Shake Shack Inc. Form 10-Q

Revenue recognized for the thirteen weeks ended March 28, 2018 under ASC 606 and revenue that would have been recognized for the thirteen weeks ended March 28, 2018 had ASC 605 been applied is as follows:

	Thirteen Weeks Ended March 28, 2018
	As reported under ASC 606	If reported under ASC 605	Increase (decrease)
Shack sales	$96,089	$96,089	$—
Licensing revenue	3,027	3,148	(121)
Total revenue	$99,116	$99,237	$(121)

Revenue recognized during the thirteen weeks ended March 28, 2018 (under ASC 606) and March 29, 2017 (under ASC 605) disaggregated by type is as follows:

	Thirteen Weeks Ended
	March 28 2018	March 29 2017
Shack sales	$96,089	$74,155
Licensing revenue:
Sales-based royalties	2,972	2,400
Initial territory and opening fees	55	194
Total revenue	$99,116	$76,749

The aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of March 28, 2018 is $9,092. We expect to recognize this amount as revenue over a long-term period, as the license term for each Shack ranges from 10 to 20 years with renewals. This amount excludes any variable consideration related to sales-based royalties.
Contract Balances
Opening and closing balances of contract liabilities and receivables from contracts with customers is as follows:

	March 28 2018	December 28 2017
Shack sales receivables	$2,447	$2,184
Licensing receivables	1,435	1,522
Gift card liability	1,310	1,472
Deferred revenue, current	306	265
Deferred revenue, long-term	5,417	3,742

Revenue recognized during the period that was included in their respective liability balances at the beginning of the period is as follows:

Thirteen Weeks Ended March 28 2018
Gift card liability	$306
Deferred revenue, current	55

Shake Shack Inc. Form 10-Q | 11

NOTE 4: FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis as of March 28, 2018 and December 27, 2017, and indicate the classification within the fair value hierarchy.
Cash, Cash Equivalents and Marketable Securities
The following tables summarize our cash, cash equivalents and marketable securities by significant investment categories as of March 28, 2018 and December 27, 2017:

	March 28, 2018
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$21,620	$—	$—	$21,620	$21,620	$—
Level 1:
Money market funds	5,004	—	—	5,004	5,004	—
Mutual funds	61,227	—	(99)	61,128	—	61,128
Level 2:
Corporate debt securities(1)	—	—	—	—	—	—
Total	$87,851	$—	$(99)	$87,752	$26,624	$61,128

	December 27, 2017
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$16,138	$—	$—	$16,138	$16,138	$—
Level 1:
Money market funds	5,369	—	—	5,369	5,369	—
Mutual funds	60,985	—	(61)	60,924	—	60,924
Level 2:
Corporate debt securities(1)	2,125	2	(15)	2,112	—	2,112
Total	$84,617	$2	$(76)	$84,543	$21,507	$63,036

(1)
Corporate debt securities were measured at fair value using a market approach utilizing observable prices for identical securities or securities with similar characteristics and inputs that are observable or can be corroborated by observable market data.

On December 28, 2017, we adopted ASU 2016-01, which requires certain equity investments to be measured at fair value with changes in fair value recognized in net income. Net unrealized losses on available-for-sale equity securities totaling $38 were included on the Condensed Consolidated Statements of Income during the thirteen weeks ended March 28, 2018. Net unrealized losses on available-for-sale securities totaling $74 were included in accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheet as of December 27, 2017.

12 | Shake Shack Inc. Form 10-Q

The following tables summarize the gross unrealized losses and fair values for those investments that were in an unrealized loss position as of March 28, 2018 and December 27, 2017, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	March 28, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Money market funds	$—	$—	$—	$—	$—	$—
Mutual funds	61,128	(99)	—	—	61,128	(99)
Corporate debt securities	—	—	—	—	—	—
Total	$61,128	$(99)	$—	$—	$61,128	$(99)

	December 27, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Money market funds	$—	$—	$—	$—	$—	$—
Mutual funds	60,924	(61)	—	—	60,924	(61)
Corporate debt securities	1,675	(12)	162	(3)	1,837	(15)
Total	$62,599	$(73)	$162	$(3)	$62,761	$(76)

A summary of other income from available-for-sale securities recognized during the thirteen weeks ended March 28, 2018 and March 29, 2017 is as follows:

	Thirteen Weeks Ended
	March 28 2018	March 29 2017
Available-for-sale securities:
Dividend income	$275	$178
Interest income	7	20
Realized gain (loss) on sale of investments	(16)	(3)
Unrealized gain (loss) on available-for-sale equity securities	(38)	—
Total other income, net	$228	$195

A summary of available-for-sale securities sold and gross realized gains and losses recognized during the thirteen weeks ended March 28, 2018 and March 29, 2017 is as follows:

	Thirteen Weeks Ended
	March 28 2018	March 29 2017
Available-for-sale securities:
Gross proceeds from sales and redemptions	$2,144	$155
Cost basis of sales and redemptions	2,160	158
Gross realized gains included in net income	2	—
Gross realized losses included in net income	(18)	(3)
Amounts reclassified out of accumulated other comprehensive loss	16	3

Shake Shack Inc. Form 10-Q | 13

Realized gains and losses are determined on a specific identification method and are included in other income, net on the Condensed Consolidated Statements of Income.
We periodically review our marketable securities for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. As of March 28, 2018 and December 27, 2017, the declines in the market value of our marketable securities investment portfolio were considered to be temporary in nature.
Other Financial Instruments
The carrying value of our other financial instruments, including accounts receivable, accounts payable, and accrued expenses as of March 28, 2018 and December 27, 2017 approximated their fair value due to the short-term nature of these financial instruments.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets and liabilities that are measured at fair value on a non-recurring basis include our long-lived assets and indefinite-lived intangible assets. There were no impairments recognized during the thirteen weeks ended March 28, 2018 and March 29, 2017.
NOTE 5: INVENTORIES

Inventories as of March 28, 2018 and December 27, 2017 consisted of the following:

	March 28 2018	December 27 2017
Food	$795	$874
Wine	66	69
Beer	76	85
Beverages	128	111
Retail merchandise	110	119
Inventories	$1,175	$1,258

NOTE 6: PROPERTY AND EQUIPMENT

Property and equipment as of March 28, 2018 and December 27, 2017 consisted of the following:

	March 28 2018	December 27 2017
Leasehold improvements	$173,422	$166,963
Landlord funded assets	10,949	7,472
Equipment	33,059	31,608
Furniture and fixtures	10,298	10,128
Computer equipment and software	13,231	12,721
Construction in progress (includes landlord funded assets under construction)	22,860	16,458
Property and equipment, gross	263,819	245,350
Less: accumulated depreciation	63,941	58,255
Property and equipment, net	$199,878	$187,095

14 | Shake Shack Inc. Form 10-Q

NOTE 7: SUPPLEMENTAL BALANCE SHEET INFORMATION

The components of other current liabilities as of March 28, 2018 and December 27, 2017 are as follows:

	March 28 2018	December 27 2017
Sales tax payable	$2,827	$1,813
Current portion of liabilities under tax receivable agreement	937	937
Gift card liability	1,310	1,472
Other	2,715	3,715
Other current liabilities	$7,789	$7,937

NOTE 8: DEBT

In January 2015, we executed a Third Amended and Restated Credit Agreement, which became effective on February 4, 2015 (together with the prior agreements and amendments, and as further amended, the "Revolving Credit Facility"), which provides for a revolving total commitment amount of $50,000, of which $20,000 is available immediately. The Revolving Credit Facility will mature and all amounts outstanding will be due and payable five years from the effective date. The Revolving Credit Facility permits the issuance of letters of credit upon our request of up to $10,000. Borrowings under the Revolving Credit Facility bear interest at either: (i) LIBOR plus a percentage ranging from 2.3% to 3.3% or (ii) the prime rate plus a percentage ranging from 0.0% to 0.8%, depending on the type of borrowing made under the Revolving Credit Facility. As of March 28, 2018 and December 27, 2017, there were no amounts outstanding under the Revolving Credit Facility. As of March 28, 2018, we had $19,317 of availability under the Revolving Credit Facility, after giving effect to $683 in outstanding letters of credit.
The Revolving Credit Facility is secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' wholly-owned domestic subsidiaries (with certain exceptions).
The Revolving Credit Facility contains a number of covenants that, among other things, limit our ability to, subject to specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; pay dividends or make distributions; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the Revolving Credit Facility contains certain cross-default provisions. We are required to maintain a specified consolidated fixed-charge coverage ratio and a specified funded net debt to adjusted EBITDA ratio, both as defined under the Revolving Credit Facility. As of March 28, 2018, we were in compliance with all covenants.
As of March 28, 2018 and December 27, 2017 we had deemed landlord financing liabilities of $17,030 and $14,518, respectively, for certain leases where we are involved in the construction of leased assets and are considered the accounting owner of the construction project.
Total interest costs incurred were $609 and $324 for the thirteen weeks ended March 28, 2018 and March 29, 2017, respectively. Total amounts capitalized into property and equipment were $44 and $21 for the thirteen weeks ended March 28, 2018 and March 29, 2017.
NOTE 9: NON-CONTROLLING INTERESTS

We are the sole managing member of SSE Holdings and, as a result, consolidate the financial results of SSE Holdings. We report a non-controlling interest representing the economic interest in SSE Holdings held by the other members of SSE Holdings. The

Shake Shack Inc. Form 10-Q | 15

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
The following table summarizes the ownership interest in SSE Holdings as of March 28, 2018 and December 27, 2017.

	March 28, 2018		December 27, 2017
	LLC Interests	Ownership%	LLC Interests	Ownership %
Number of LLC Interests held by Shake Shack Inc.	27,627,553	75.0%	26,527,477	72.1%
Number of LLC Interests held by non-controlling interest holders	9,220,236	25.0%	10,250,007	27.9%
Total LLC Interests outstanding	36,847,789	100.0%	36,777,484	100.0%

The weighted average ownership percentages for the applicable reporting periods are used to attribute net income and other comprehensive income to Shake Shack Inc. and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for the thirteen weeks ended March 28, 2018 and March 29, 2017 was 26.5% and 30.4%, respectively.
The following table summarizes the effects of changes in ownership of SSE Holdings on our equity during the thirteen weeks ended March 28, 2018 and March 29, 2017.

	Thirteen Weeks Ended
	March 28 2018	March 29 2017
Net income attributable to Shake Shack Inc.	$3,508	$2,267
Other comprehensive income (loss):
Net change related to available-for-sale securities	10	(4)
Transfers (to) from non-controlling interests:
Increase in additional paid-in capital as a result of the redemption of LLC Interests	5,558	1,322
Increase in additional paid-in capital as a result of activity under stock compensation plans	866	2,870
Total effect of changes in ownership interest on equity attributable to Shake Shack Inc.	$9,942	$6,455

During the thirteen weeks ended March 28, 2018 and March 29, 2017, an aggregate of 1,029,771 and 324,000 LLC Interests, respectively, were redeemed by non-controlling interest holders for newly-issued shares of Class A common stock, and we received 1,029,771 and 324,000 LLC Interests in connection with these redemptions for the thirteen weeks ended March 28, 2018 and March 29, 2017, respectively, increasing our total ownership interest in SSE Holdings.
During the thirteen weeks ended March 28, 2018 and March 29, 2017, we received an aggregate of 70,305 and 206,491 LLC Interests, respectively, in connection with the activity under our stock compensation plan.

16 | Shake Shack Inc. Form 10-Q

NOTE 10: EQUITY-BASED COMPENSATION

A summary of equity-based compensation expense recognized during the thirteen weeks ended March 28, 2018 and March 29, 2017 is as follows:

	Thirteen Weeks Ended
	March 28 2018	March 29 2017
Stock options	$827	$964
Performance stock units	454	285
Restricted stock units	156	—
Equity-based compensation expense	$1,437	$1,249
Total income tax benefit recognized related to equity-based compensation	$38	$51

Amounts are included in general and administrative expense and labor and related expenses on the Condensed Consolidated Statements of Income.
NOTE 11: INCOME TAXES

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
Income Tax Expense
A reconciliation of income tax expense computed at the U.S. federal statutory income tax rate to the recognized income tax expense is as follows:

	Thirteen Weeks Ended
	March 28 2018		March 29 2017
Expected U.S. federal income taxes at statutory rate	$1,297	21.0%	$1,932	35.0%
State and local income taxes, net of federal benefit	412	6.7%	349	6.3%
Foreign withholding taxes	531	8.6%	186	3.4%
Tax credits	(277)	(4.5)%	(130)	(2.4)%
Non-controlling interest	(454)	(7.3)%	(679)	(12.3)%
Other	(311)	(5.0)%	—	—%
Income tax expense	$1,198	19.4%	$1,658	30.0%

Our effective income tax rates for the thirteen weeks ended March 28, 2018 and March 29, 2017 were 19.4% and 30.0%, respectively. The decrease was primarily driven by the reduction of the U.S. federal corporate income tax rate from 35% to 21% due to the enactment of the Tax Cuts and Jobs Act of 2017 (the "TCJA"), partially offset by the increase in our ownership interest in SSE Holdings, which increases our share of the taxable income of SSE Holdings, and higher foreign withholding taxes. Our weighted-average ownership interest in SSE Holdings was 73.5% and 69.6% for the thirteen weeks ended March 28, 2018 and March 29, 2017, respectively.

Shake Shack Inc. Form 10-Q | 17

Deferred Tax Assets and Liabilities
During the thirteen weeks ended March 28, 2018, we acquired an aggregate of 1,100,076 LLC Interests in connection with the redemption of LLC Interests and activity relating to our stock compensation plan. We recognized a deferred tax asset in the amount of $10,302 associated with the basis difference in our investment in SSE Holdings upon acquisition of these LLC Interests. As of March 28, 2018, the total deferred tax asset related to the basis difference in our investment in SSE Holdings was $148,056. However, a portion of the total basis difference will only reverse upon the eventual sale of our interest in SSE Holdings, which we expect would result in a capital loss. As of March 28, 2018, the total valuation allowance established against the deferred tax asset to which this portion relates was $8,806.
During the thirteen weeks ended March 28, 2018, we also recognized $3,458 of deferred tax assets related to additional tax basis increases generated from expected future payments under the Tax Receivable Agreement and related deductions for imputed interest on such payments. See "—Tax Receivable Agreement" for more information.
We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of March 28, 2018, we concluded, based on the weight of all available positive and negative evidence, that all of our deferred tax assets (except for those deferred tax assets described above relating to basis differences that are expected to result in a capital loss upon the eventual sale of our interest in SSE Holdings) are more likely than not to be realized. As such, no additional valuation allowance was recognized.
Uncertain Tax Positions
No uncertain tax positions existed as of March 28, 2018. Shake Shack Inc. was formed in September 2014 and did not engage in any operations prior to the IPO and related organizational transactions. Shake Shack Inc. first filed tax returns for tax year 2014, which is the first tax year subject to examination by taxing authorities for U.S. federal and state income tax purposes. Additionally, although SSE Holdings is treated as a partnership for U.S. federal and state income taxes purposes, it is still required to file an annual U.S. Return of Partnership Income, which is subject to examination by the Internal Revenue Service ("IRS"). The statute of limitations has expired for tax years through 2013 for SSE Holdings.
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
During the thirteen weeks ended March 28, 2018, we acquired an aggregate of 1,029,771 LLC Interests in connection with the redemption of LLC Interests, which resulted in an increase in the tax basis of our investment in SSE Holdings subject to the provisions of the Tax Receivable Agreement. We recognized an additional liability in the amount of $12,680 for the TRA Payments due to the redeeming members, representing 85% of the aggregate tax benefits we expect to realize from the tax basis increases related to the redemption of LLC Interests, after concluding it was probable that such TRA Payments would be paid based on our estimates of future taxable income. No payments were made to the members of SSE Holdings pursuant to the Tax Receivable Agreement during the thirteen weeks ended March 28, 2018. During the thirteen weeks ended March 29, 2017, payments of $1,471, inclusive of interest, were made to the members of SSE Holdings pursuant to the Tax Receivable Agreement. As of March 28, 2018, the total amount of TRA Payments due under the Tax Receivable Agreement, was $172,053, of which $937 was included in other current

18 | Shake Shack Inc. Form 10-Q

liabilities on the Condensed Consolidated Balance Sheet. See Note 14 for more information relating to our liabilities under the Tax Receivable Agreement.
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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock for the thirteen weeks ended March 28, 2018 and March 29, 2017.

	Thirteen Weeks Ended
	March 28 2018	March 29 2017
Numerator:
Net income	$4,979	$3,862
Less: net income attributable to non-controlling interests	1,471	1,595
Net income attributable to Shake Shack Inc.	$3,508	$2,267
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	27,039	25,376
Effect of dilutive securities:
Stock options	702	552
Performance stock units	70	27
Restricted stock units	11	—
Weighted-average shares of Class A common stock outstanding—diluted	27,822	25,955

Earnings per share of Class A common stock—basic	$0.13	$0.09
Earnings per share of Class A common stock—diluted	$0.13	$0.09

Shares of our Class B common stock do not share in the earnings or losses of Shake Shack and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented. Shares of our Class B common stock are, however, considered potentially dilutive shares of Class A common stock. After evaluating the potential dilutive effect under the if-converted and two-class methods, the 9,220,236 shares of Class B common stock outstanding as of March 28, 2018 and the 10,929,592 share of Class B common stock outstanding as of March 29, 2017 were determined to be anti-dilutive and have therefore been excluded from the computations of diluted earnings per share of Class A common stock.

Shake Shack Inc. Form 10-Q | 19

NOTE 13: SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information for the thirteen weeks ended March 28, 2018 and March 29, 2017:

	Thirteen Weeks Ended
	March 28 2018	March 29 2017
Cash paid for:
Income taxes, net of refunds	$854	$1,093
Interest, net of amounts capitalized	563	19
Non-cash investing activities:
Accrued purchases of property and equipment	7,302	4,415
Capitalized landlord assets for leases where we are deemed the accounting owner	2,327	4,545
Capitalized equity-based compensation	18	40
Non-cash financing activities:
Class A common stock issued in connection with the redemption of LLC Interests	1	—
Cancellation of Class B common stock in connection with the redemption of LLC Interests	(1)	—
Establishment of liabilities under tax receivable agreement	12,680	6,357

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
As security under the terms of several of our leases, we are obligated under letters of credit totaling $160 as of March 28, 2018. The letters of credit expire in April 2019 and February 2026. In addition, in December 2013, we entered into an irrevocable standby letter of credit in conjunction with our home office lease in the amount of $80. The letter of credit expires in September 2018 and renews automatically for one-year periods through September 2019. In September 2017, we entered into an irrevocable standby letter of credit in conjunction with our new home office lease in the amount of $603. The letter of credit expires in August 2018 and renews automatically for one-year periods through January 2034.
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
Legal Contingencies
We are subject to various legal and regulatory proceedings, claims and liabilities, such as employment-related claims and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance. As of March 28, 2018, the amount of ultimate liability with respect to these matters was not material.

20 | Shake Shack Inc. Form 10-Q

Liabilities under Tax Receivable Agreement
As described in Note 11, we are a party to the Tax Receivable Agreement under which we are contractually committed to pay certain of the members of SSE Holdings 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of certain transactions. We are not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated with the transactions that gave rise to the payments are realized. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. During the thirteen weeks ended March 28, 2018 and March 29, 2017, we recognized liabilities totaling $12,680 and $6,357, respectively, relating to our obligations under the Tax Receivable Agreement, after concluding that it was probable that we would have sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. As of March 28, 2018 and December 27, 2017, our total obligations under the Tax Receivable Agreement, including accrued interest, were $172,053 and $159,373, respectively. There were no transactions subject to the Tax Receivable Agreement for which we did not recognize the related liability, as we concluded that we would have sufficient future taxable income to utilize all of the related tax benefits.
NOTE 15: RELATED PARTY TRANSACTIONS

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
Amounts paid to USHG for general corporate expenses during the thirteen weeks ended March 28, 2018 and March 29, 2017 were $2 and $5, respectively. These amounts are included in general and administrative expenses on the Condensed Consolidated Statements of Income.
Total amounts payable to USHG as of March 28, 2018 were $1, which is included in other current liabilities on the Condensed Consolidated Balance Sheets. No amounts were payable to USHG as of December 27, 2017. No amounts were due from USHG as of March 28, 2018 and December 27, 2017.
Daily Provisions
For a period of time in fiscal 2017, we purchased coffee cake from the restaurant Daily Provisions to offer as a breakfast item at our Madison Square Park Shack. No amounts were paid to Daily Provisions during the thirteen weeks ended March 28, 2018 and March 29, 2017. No amounts were payable to Daily provisions as of March 28, 2018 and December 27, 2017.
Hudson Yards Sports and Entertainment
In fiscal 2011, we entered into a Master License Agreement (as amended, "MLA") with Hudson Yards Sports and Entertainment LLC ("HYSE") to operate Shake Shack branded limited menu concession stands in sports and entertainment venues within the United States. The agreement expires in January 2027 and includes five consecutive five-year renewal options at HYSE's option. As consideration for these rights, HYSE pays us a license fee based on a percentage of net food sales, as defined in the MLA. HYSE also pays us a percentage of profits on sales of branded beverages, as defined in the MLA. Amounts paid to us by HYSE for the thirteen weeks ended March 28, 2018 and March 29, 2017 were $47 and $20, respectively. These amounts are included in licensing revenue on the Condensed Consolidated Statements of Income. Total amounts due from HYSE as of March 28, 2018 and December 27, 2017 were $24 and $18, respectively, which are included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

Shake Shack Inc. Form 10-Q | 21

Madison Square Park Conservancy
The Chairman of our Board of Directors serves as a director of the Madison Square Park Conservancy ("MSP Conservancy"), with which we have a license agreement and pay license fees to operate our Madison Square Park Shack. Amounts paid to Madison Square Park Conservancy as rent amounted to $267 and $199 for the thirteen weeks ended March 28, 2018 and March 29, 2017, respectively. These amounts are included in occupancy and related expenses on the Condensed Consolidated Statements of Income. No amounts were due to MSP Conservancy as of March 28, 2018 and December 27, 2017.
No amounts were paid to us from MSP Conservancy during the thirteen weeks ended March 28, 2018. Amounts paid to us during the thirteen weeks ended March 29, 2017 totaled $200. No amounts were due to us from MSP Conservancy as of March 28, 2018 and December 27, 2017.
Share Our Strength
The Chairman of our Board of Directors serves as a director of Share Our Strength, for which Shake Shack holds the "Great American Shake Sale" every year during the month of May to raise money and awareness for childhood hunger. During the Great American Shake Sale, we encourage guests to donate money to Share Our Strength's No Kid Hungry campaign in exchange for a coupon for a free cake-themed shake. All of the guest donations we collect go directly to Share Our Strength. No amounts have been raised for the thirteen weeks ended March 28, 2018 and March 29, 2017.
Mobo Systems, Inc.
The Chairman of our Board of Directors serves as a director of Mobo Systems, Inc. (also known as "Olo"), a platform we use in connection with our mobile ordering application. Amounts paid to Olo during the thirteen weeks ended March 28, 2018 and March 29, 2017 were $25 and $18, respectively, which are included in other operating expenses on the Condensed Consolidated Statements of Income. No amounts were payable to Olo as of March 28, 2018 and December 27, 2017.
Square, Inc.
In July 2017, our Chief Executive Officer joined the Board of Directors of Square, Inc. ("Square"). We currently use certain point-of-sale applications, payment processing services, hardware and other enterprise platform services in connection with the processing of a limited amount of sales at certain of our Shacks, sales for certain off-site events and in connection with our kiosk technology. Additionally, in March 2017 and October 2017, we partnered with Caviar, Square’s food ordering service, for a limited-time delivery promotion. Amounts paid to Square during the thirteen weeks ended March 28, 2018 were $43, which are included in other operating expenses on the Condensed Consolidated Statements of Income. No amounts were paid to Square during the thirteen weeks ended March 29, 2017. No amounts were payable to Square as of March 28, 2018 and December 27, 2017.
Tax Receivable Agreement
As described in Note 11, we entered into a tax receivable agreement with certain members of SSE Holdings that provides for the payment by us of 85% of the amount of tax benefits, if any, that Shake Shack actually realizes or in some cases is deemed to realize as a result of certain transactions. No payments were made to the members of SSE Holdings pursuant to the Tax Receivable Agreement during the thirteen weeks ended March 28, 2018. During the thirteen weeks ended March 29, 2017, payments totaling $1,471, inclusive of interest, were made to the members of SSE Holdings pursuant to the Tax Receivable Agreement. As of March 28, 2018 and December 27, 2017, total amounts due under the Tax Receivable Agreement were $172,053 and $159,373, respectively.
Distributions to Members of SSE Holdings
Under the terms of the SSE Holdings LLC Agreement, SSE Holdings is obligated to make tax distributions to its members. During the thirteen weeks ended March 28, 2018 and March 29, 2017 distributions paid to non-controlling interest holders were $83 and $355, respectively. No tax distributions were payable to non-controlling interest holders as of March 28, 2018 and December 27, 2017.

22 | Shake Shack Inc. Form 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
This section and other parts of this Quarterly Report on Form 10-Q ("Form 10-Q") contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), which are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact, such as our expected financial outlook for fiscal 2018, expected Shack openings, expected same-Shack sales growth and trends in our business. Forward-looking statements can also be identified by words such as "aim," "anticipate," "believe," "estimate," "expect," "forecast," "future," "intend," "outlook," "plan," "potential," "predict," "project," "seek," "may," "can," "will," "would," "could," "should," the negatives thereof and other similar expressions. Forward-looking statements are not guarantees of future performance and actual results may differ significantly from the results discussed in the forward-looking statements. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 27, 2017 ("2017 Form 10-K") and Part II, Item 1A of this Form 10-Q. The following discussion should be read in conjunction with our 2017 Form 10-K and the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years and the associated quarters, months and periods of those fiscal years. We undertake no obligation to revise or update any forward-looking statements for any reason, except as required by law.
OVERVIEW

Shake Shack is a modern day "roadside" burger stand serving a classic American menu of premium burgers, chicken sandwiches, hot dogs, crinkle cut fries, shakes, frozen custard, beer and wine. As of March 28, 2018, there were 168 Shacks in operation, system-wide, of which 95 were domestic company-operated Shacks, 10 were domestic licensed Shacks and 63 were international licensed Shacks.
Development Highlights
During the quarter, we opened five domestic company-operated Shacks, including our first Shack in the RINo District in downtown Denver, as well as additional Shacks in our existing markets of Houston, California, South Florida and New Jersey. We also opened four international licensed Shacks; one in each of Saudi Arabia and South Korea, as well as two in Japan.
Financial Highlights for the First Quarter 2018:

▪	Total revenue increased 29.1% to $99.1 million.

▪	Shack sales increased 29.6% to $96.1 million.

▪	Same-Shack sales increased 1.7%.

▪	Operating income increased 15.7% to $6.5 million, or 6.6% of total revenue.

▪	Shack-level operating profit*, a non-GAAP measure, increased 28.5% to $24.0 million, or 25.0% of Shack sales.

▪	Net income increased 28.9% to $5.0 million and net income attributable to Shake Shack Inc. was $3.5 million, or $0.13 per diluted share.

▪	Adjusted EBITDA*, a non-GAAP measure, increased 32.8% to $16.2 million.

▪	Adjusted pro forma net income*, a non-GAAP measure, increased 54.0% to $5.7 million, or $0.15 per fully exchanged and diluted share.

▪	Nine system-wide Shack openings, comprising five domestic company-operated Shacks and four licensed Shacks.

* Shack-level operating profit, adjusted EBITDA and adjusted pro forma net income are non-GAAP measures. See "—Non-GAAP Financial Measures" for reconciliations of Shack-level operating profit to operating income, adjusted EBITDA to net income, and

Shake Shack Inc. Form 10-Q | 23

adjusted pro forma net income to net income attributable to Shake Shack Inc., the most directly comparable financial measures presented in accordance with GAAP.
We continued to execute on our growth strategies in 2018 and the first quarter of 2018 was positively impacted by (1) the incremental sales from the 24 new domestic company-operated Shacks opened between March 29, 2017 and March 28, 2018, and (2) growth in same-Shack sales of 1.7%. These were partially offset by increased labor and related expenses resulting from increases in hourly wages across the system in many of our markets and investments in our management team to support future growth, as well as the introduction of more Shacks of various volumes into the system.
Net income attributable to Shake Shack Inc. was $3.5 million, or $0.13 per diluted share, for the first quarter of 2018, compared to $2.3 million, or $0.09 per diluted share, for the same period last year. On an adjusted pro forma basis, which excludes certain non-recurring items and assumes that all outstanding LLC Interests were exchanged for shares of Class A common stock as of the beginning of the period, we would have recognized net income of $5.7 million, or $0.15 per fully exchanged and diluted share, for the first quarter of 2018 compared to $3.7 million, or $0.10 per fully exchanged and diluted share for the the first quarter of 2017, an increase of 54.0%.
FISCAL 2018 OUTLOOK

For the fiscal year ending December 26, 2018, we have revised our financial outlook to the following:

	Current Outlook	Previous Outlook
Total revenue	$446 to $450 million	$444 to $448 million
Licensing revenue	$12 to $13 million	$12 to $13 million
Same-Shack sales growth (%)	0% to 1%	0%
Domestic company-operated Shack openings	32 to 35	32 to 35
Licensed Shack openings, net	16 to 18	16 to 18
Average annual sales volume for domestic company-operated Shacks	$4.1 to $4.2 million	$4.1 to $4.2 million
Shack-level operating profit margin	24.5% to 25.5%	24.5% to 25.5%
General and administrative expenses(1)	$49 to $51 million	$49 to $51 million
Depreciation expense	$32 million	$32 million
Pre-opening costs	$12 to $13 million	$12 to $13 million
Interest expense	$2 to $2.2 million	$2 to $2.2 million
Adjusted pro forma effective tax rate (%)	26% to 27%	26% to 27%
(1) Excludes approximately $4 to $6 million of estimated costs related to Project Concrete, our operational and financial systems upgrade initiative.

24 | Shake Shack Inc. Form 10-Q

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the thirteen weeks ended March 28, 2018 and March 29, 2017:

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 28, 2018		March 29, 2017
Shack sales	$96,089	96.9%	$74,155	96.6%
Licensing revenue	3,027	3.1%	2,594	3.4%
TOTAL REVENUE	99,116	100.0%	76,749	100.0%
Shack-level operating expenses(1):
Food and paper costs	26,955	28.1%	21,174	28.6%
Labor and related expenses	26,687	27.8%	20,460	27.6%
Other operating expenses	10,759	11.2%	7,665	10.3%
Occupancy and related expenses	7,675	8.0%	6,176	8.3%
General and administrative expenses	11,809	11.9%	8,470	11.0%
Depreciation expense	6,498	6.6%	4,748	6.2%
Pre-opening costs	2,029	2.0%	2,415	3.1%
Loss on disposal of property and equipment	190	0.2%	13	—%
TOTAL EXPENSES	92,602	93.4%	71,121	92.7%
OPERATING INCOME	6,514	6.6%	5,628	7.3%
Other income, net	228	0.2%	195	0.3%
Interest expense	(565)	(0.6)%	(303)	(0.4)%
INCOME BEFORE INCOME TAXES	6,177	6.2%	5,520	7.2%
Income tax expense	1,198	1.2%	1,658	2.2%
NET INCOME	4,979	5.0%	3,862	5.0%
Less: net loss attributable to non-controlling interests	1,471	1.5%	1,595	2.1%
NET INCOME ATTRIBUTABLE TO SHAKE SHACK INC.	$3,508	3.5%	$2,267	3.0%

(1)	As a percentage of Shack sales.
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
Shack sales were $96.1 million for the thirteen weeks ended March 28, 2018 compared to $74.2 million for the thirteen weeks ended March 29, 2017, an increase of $21.9 million or 29.6%. The growth in Shack sales was driven by the opening of 24 new domestic company-operated Shacks between March 29, 2017 and March 28, 2018. Same-Shack sales increased $0.8 million, or 1.7%. The increase in same-Shack sales, consisted of a combined increase in price and sales mix of 5.9% offset by a 4.2% decrease in guest traffic. Excluding all transactions associated with the free burger promotion in the prior year, our same-Shack sales would have been 2.1% in the first quarter with traffic declining by 2.2%. For purposes of calculating same-Shack sales growth, Shack sales for 44 Shacks were included in the comparable Shack base.
Licensing Revenue
Licensing revenue is comprised of license fees, opening fees for certain licensed Shacks and territory fees. License fees are calculated as a percentage of sales and territory fees are payments for the exclusive right to develop Shacks in a specific geographic area.

Shake Shack Inc. Form 10-Q | 25

Licensing revenue was $3.0 million for the thirteen weeks ended March 28, 2018 compared to $2.6 million for the thirteen weeks ended March 29, 2017, an increase of $0.4 million or 16.7%. This increase was primarily driven by a net increase of 17 Shacks opening between March 29, 2017 and March 28, 2018, and the strong performance of our newer Shacks in South Korea and Japan.
Food and Paper Costs
Food and paper costs include the direct costs associated with food, beverage and packaging of our menu items. The components of food and paper costs are variable by nature, changing with sales volume, and are impacted by menu mix and fluctuations in commodity costs.
Food and paper costs were $27.0 million for the thirteen weeks ended March 28, 2018 compared to $21.2 million for the thirteen weeks ended March 29, 2017, an increase of $5.8 million or 27.3%, primarily due to the opening of 24 new domestic company-operated Shacks between March 29, 2017 and March 28, 2018. As a percentage of Shack sales, food and paper costs decreased to 28.1% for the thirteen weeks ended March 28, 2018 compared to 28.6% for the thirteen weeks ended March 29, 2017. This decrease was the result of a number of factors including rising beef costs, offset by some efficiencies in our remaining basket of food, the menu price increase we implemented in December 2017, and prior year costs associated with the free burger promotion related to the launch of our mobile app.
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
Labor and related expenses were $26.7 million for the thirteen weeks ended March 28, 2018 compared to $20.5 million for the thirteen weeks ended March 29, 2017, an increase of $6.2 million or 30.4%. This increase was primarily due to the opening of 24 new domestic company-operated Shacks between March 29, 2017 and March 28, 2018. As a percentage of Shack sales, labor and related expenses increased to 27.8% for the thirteen weeks ended March 28, 2018 compared to 27.6% for the thirteen weeks ended March 29, 2017, primarily due to ongoing increases to hourly minimum wages, the entry of lower volume Shacks into the system, as well as the timing of new Shack openings which typically carry higher labor costs initially.
Other Operating Expenses
Other operating expenses consist of Shack-level marketing expenses, utilities and other operating expenses incidental to operating our domestic company-operated Shacks, such as non-perishable supplies, credit card fees, property insurance and the cost of repairs and maintenance.
Other operating expenses were $10.8 million for the thirteen weeks ended March 28, 2018 compared to $7.7 million for the thirteen weeks ended March 29, 2017, an increase of $3.1 million or 40.4%, primarily due to the opening of 24 new domestic company-operated Shacks between March 29, 2017 and March 28, 2018. As a percentage of Shack sales, other operating expenses increased to 11.2% for the thirteen weeks ended March 28, 2018 compared to 10.3% for the thirteen weeks ended March 29, 2017. This increase was due to the impact of certain fixed operating expenses as lower volume Shacks enter the system, increasing facility costs as our Shacks mature and delivery commissions paid as part of the integrated pilots during the quarter.
Occupancy and Related Expenses
Occupancy and related expenses consist of Shack-level occupancy expenses (including rent, common area expenses and certain local taxes), and exclude occupancy expenses associated with unopened Shacks which are recorded separately in pre-opening costs.
Occupancy and related expenses were $7.7 million for the thirteen weeks ended March 28, 2018 compared to $6.2 million for the thirteen weeks ended March 29, 2017, an increase of $1.5 million or 24.3%, primarily due to the opening of 24 new domestic company-operated Shacks between March 29, 2017 and March 28, 2018. As a percentage of Shack sales, occupancy and related expenses decreased to 8.0% for the thirteen weeks ended March 28, 2018 compared to 8.3% for the thirteen weeks ended March 29, 2017, primarily due to the increased number of leases where we are deemed to be the accounting owner and for which less rent expense is recognized.

26 | Shake Shack Inc. Form 10-Q

General and Administrative Expenses
General and administrative expenses consist of costs associated with corporate and administrative functions that support Shack development and operations, as well as equity-based compensation expense.
General and administrative expenses were $11.8 million for the thirteen weeks ended March 28, 2018 compared to $8.5 million for the thirteen weeks ended March 29, 2017, an increase of $3.3 million or 39.4%. This was primarily due to higher payroll expense from increased headcount at our Home Office to support our ongoing growth, technology development costs related to our digital products and $0.2 million of costs associated with Project Concrete, our operational and financial system upgrade initiative. Additionally, we recognized $1.0 million of costs related to the relocation of our new Home Office, including duplicative non-cash deferred rent, a net loss on the sublease of our old Home Office and the disposal of certain fixed assets. As a percentage of total revenue, general and administrative expenses increased to 11.9% for the thirteen weeks ended March 28, 2018 from 11.0% for the thirteen weeks ended March 29, 2017, primarily due to the aforementioned items.
Depreciation Expense
Depreciation expense consists of the depreciation of fixed assets, including leasehold improvements and equipment.
Depreciation expense was $6.5 million for the thirteen weeks ended March 28, 2018 compared to $4.7 million for the thirteen weeks ended March 29, 2017, an increase of $1.8 million or 36.9%. This increase was primarily due to incremental depreciation of capital expenditures related to the opening of 24 new domestic company-operated Shacks between March 29, 2017 and March 28, 2018. As a percentage of total revenue, depreciation expense increased to 6.6% for the thirteen weeks ended March 28, 2018 compared to 6.2% for the thirteen weeks ended March 29, 2017, primarily due to the entry of Shacks at various volumes into the system.
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
Pre-opening costs were $2.0 million for the thirteen weeks ended March 28, 2018 compared to $2.4 million for the thirteen weeks ended March 29, 2017. The decrease of $0.4 million or 16.0% was due to the timing and total number of new domestic company-operated Shacks expected to open.
Loss on Disposal of Property and Equipment
Loss on disposal of property and equipment represents the net book value of assets that have been retired and consists primarily of furniture, equipment and fixtures that were replaced in the normal course of business.
The loss on disposal of property and equipment for the thirteen weeks ended March 28, 2018 was $0.2 million. The loss on disposal of property and equipment for the thirteen weeks ended March 29, 2017 was not material.
Other Income, net
Other income consists of interest income, dividend income and net realized gains and losses from the sale of marketable securities.
Other income, net was $0.2 million for both the thirteen weeks ended March 28, 2018 and March 29, 2017, which primarily consisted of dividend income related to the investments in marketable securities.
Interest Expense
Interest expense primarily consists of amortization of deferred financing costs, imputed interest on deferred compensation, interest on the current portion of our liabilities under the Tax Receivable Agreement, imputed interest on our deemed landlord financing liability as well as interest and fees on our Revolving Credit Facility.

Shake Shack Inc. Form 10-Q | 27

Interest expense was $0.6 million for the thirteen weeks ended March 28, 2018 compared to $0.3 million for the thirteen weeks ended March 29, 2017. This increase were primarily due to the increased number of leases where we are deemed to be the accounting owner.
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
Income tax expense was $1.2 million for the thirteen weeks ended March 28, 2018 compared to $1.7 million for the thirteen weeks ended March 29, 2017. Our effective income tax rate decreased to 19.4% for the thirteen weeks ended March 28, 2018 from 30.0% for the thirteen weeks ended March 29, 2017. The decrease in income tax expense is primarily driven by the aforementioned rate reduction resulting from the enactment of the TCJA, partially offset by the increase in our ownership interest in SSE Holdings, which increases our share of the taxable income of SSE Holdings, and higher foreign withholding taxes.
As our ownership interest in SSE Holdings increases, our share of the taxable income of SSE Holdings also increases. When compared to consolidated pre-tax income, this will generally result in increases to our effective income tax rate. Our weighted-average ownership interest in SSE Holdings increased to 73.5% for the thirteen weeks ended March 28, 2018 compared to 69.6% for the thirteen weeks ended March 29, 2017.
Net Income Attributable to Non-Controlling Interests
We are the sole managing member of SSE Holdings and have the sole voting power in, and control the management of, SSE Holdings. Accordingly, we consolidate the financial results of SSE Holdings and report a non-controlling interest on our Condensed Consolidated Statements of Income, representing the portion of net income attributable to the other members of SSE Holdings. The Third Amended and Restated Limited Liability Company Agreement of SSE Holdings provides that holders of LLC Interests may, from time to time, require SSE Holdings to redeem all or a portion of their LLC Interests for newly-issued shares of Class A common stock on a one-for-one basis. In connection with any redemption or exchange, we will receive a corresponding number of LLC Interests, increasing our total ownership interest in SSE Holdings.
The weighted average ownership percentages for the applicable reporting periods are used to attribute net income and other comprehensive income to Shake Shack Inc. and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for the thirteen weeks ended March 28, 2018 and March 29, 2017 was 26.5% and 30.4%, respectively. The decrease in weighted average ownership was the primary driver for the decrease in net income attributable to non-controlling interests for the period.

28 | Shake Shack Inc. Form 10-Q

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

Shake Shack Inc. Form 10-Q | 29

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 28 2018	March 29 2017
Operating income	$6,514	$5,628
Less:
Licensing revenue	3,027	2,594
Add:
General and administrative expenses	11,809	8,470
Depreciation expense	6,498	4,748
Pre-opening costs	2,029	2,415
Loss on disposal of property and equipment	190	13
Shack-level operating profit	$24,013	$18,680

Total revenue	$99,116	$76,749
Less: licensing revenue	3,027	2,594
Shack sales	$96,089	$74,155

Shack-level operating profit margin	25.0%	25.2%

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

30 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended
(in thousands)	March 28 2018	March 29 2017
Net income	$4,979	$3,862
Depreciation expense	6,498	4,748
Interest expense, net	558	283
Income tax expense	1,198	1,658
EBITDA	13,233	10,551

Equity-based compensation	1,437	1,249
Deferred rent	69	225
Loss on disposal of property and equipment	190	13
Executive transition costs (1)	—	134
Project Concrete (2)	239	—
Costs related to relocation of Home Office (3)	998	—
ADJUSTED EBITDA	$16,166	$12,172

Adjusted EBITDA margin	16.3%	15.9%

(1)	Represents costs incurred costs incurred in connection with the search for a new chief financial officer, including fees paid to an executive recruiting firm.
(2) Represents consulting and advisory fees related to our operational and financial system upgrade initiative called Project Concrete.
(3) Costs incurred in connection with our relocation to a new Home Office, which is comprised of: (i) $326 of duplicative non-cash deferred rent and (ii) $672 net loss on the sublease of our prior Home Office, including the write-off of certain fixed assets.
Adjusted Pro Forma Net Income and Adjusted Pro Forma Earnings Per Fully Exchanged and Diluted Share
Adjusted pro forma net income represents net income attributable to Shake Shack Inc. assuming the full exchange of all outstanding SSE Holdings, LLC membership interests ("LLC Interests") for shares of Class A common stock, adjusted for certain non-recurring items that we don't believe directly reflect our core operations and may not be indicative of our recurring business operations. Adjusted pro forma earnings per fully exchanged and diluted share is calculated by dividing adjusted pro forma net income by the weighted-average shares of Class A common stock outstanding, assuming the full exchange of all outstanding LLC Interests, after giving effect to any dilutive securities such as outstanding equity-based awards.
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

Shake Shack Inc. Form 10-Q | 31

pro forma net income to net income attributable to Shake Shack Inc., the most directly comparable GAAP measure, and the computation of adjusted pro forma earnings per fully exchanged and diluted share are set forth below.

	Thirteen Weeks Ended
(in thousands, except per share amounts)	March 28 2018	March 29 2017
Numerator:
Net income attributable to Shake Shack Inc.	$3,508	$2,267
Adjustments:
Reallocation of net income attributable to non-controlling interests from the assumed exchange of LLC Interests(1)	1,471	1,595
Executive transition costs(2)	—	134
Project Concrete(3)	239	—
Costs related to relocation of Home Office(4)	998	—
Tax effect of change in tax basis related to the adoption of ASC 606	(311)	—
Income tax expense(5)	(246)	(321)
Adjusted pro forma net income	$5,659	$3,675
Denominator:
Weighted-average shares of Class A common stock outstanding—diluted	27,822	25,955
Adjustments:
Assumed exchange of LLC Interests for shares of Class A common stock(1)	9,761	11,084
Adjusted pro forma fully exchanged weighted-average shares of Class A common stock outstanding—diluted	37,583	37,039
Adjusted pro forma earnings per fully exchanged share—diluted	$0.15	$0.10

(1)
Assumes the exchange of all outstanding LLC Interests for shares of Class A common stock, resulting in the elimination of the non-controlling interest and recognition of the net income attributable to non-controlling interests.

(2)	Represents costs incurred in connection with the search for a new chief financial officer, including fees paid to an executive recruiting firm.
(3) Represents consulting and advisory fees related to our operational and financial system upgrade initiative called Project Concrete.
(4) Costs incurred in connection with our relocation to a new Home Office, which consists of (i) $326 of duplicative non-cash deferred rent and (ii) $672 net loss on the sublease of our prior Home Office, including the write-off of certain fixed assets.

(5)
Represents the tax effect of the aforementioned adjustments and pro forma adjustments to reflect corporate income taxes at assumed effective tax rates of 23.7% and 35.0% for the thirteen weeks ended March 28, 2018 and March 29, 2017, respectively. Amounts include provisions for U.S. federal and certain state and local income taxes, assuming the highest statutory rates apportioned to each applicable state and local jurisdiction.

32 | Shake Shack Inc. Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, short-term investments and availability under our Revolving Credit Facility. As of March 28, 2018, we maintained a cash and cash equivalents balance of $26.6 million, a short-term investments balance of $61.1 million and had $19.3 million of availability under our Revolving Credit Facility.
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
In addition, we are obligated to make payments to certain members of SSE Holdings under the Tax Receivable Agreement. As of March 28, 2018, such obligations totaled $172.1 million. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. Although the amount of any payments that must be made under the Tax Receivable Agreement may be significant, the timing of these payments will vary and will generally be limited to one payment per member per year. The amount of such payments are also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us or to SSE Holdings, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
We believe that cash provided by operating activities, cash on hand and availability under the Revolving Credit Facility will be sufficient to fund our operating lease obligations, capital expenditures, deemed landlord financing obligations and working capital needs for at least the next 12 months and the foreseeable future.
Summary of Cash Flows
The following table presents a summary of our cash flows from operating, investing and financing activities.

	Thirteen Weeks Ended
(in thousands)	March 28 2018	March 29 2017
Net cash provided by operating activities	$19,133	$9,679
Net cash used in investing activities	(15,851)	(8,302)
Net cash provided by financing activities	1,835	2,727
Increase in cash	5,117	4,104
Cash at beginning of period	21,507	11,607
Cash at end of period	$26,624	$15,711
Operating Activities
For the thirteen weeks ended March 28, 2018 net cash provided by operating activities was $19.1 million compared to $9.7 million for the thirteen weeks ended March 29, 2017, an increase of $9.4 million. This increase was primarily driven by the opening of 24 new domestic company-operated Shacks.
Investing Activities
For the thirteen weeks ended March 28, 2018 net cash used in investing activities was $15.9 million compared to $8.3 million for the thirteen weeks ended March 29, 2017, an increase of $7.6 million. This increase was primarily due to an increase in capital expenditures partially offset by a decrease in the sale of marketable securities.

Shake Shack Inc. Form 10-Q | 33

Financing Activities
For the thirteen weeks ended March 28, 2018 net cash provided by financing activities was $1.8 million compared to $2.7 million for the thirteen weeks ended March 29, 2017, a decrease of $0.9 million. This decrease is primarily due to a decrease in proceeds from the exercise of employee stock options, partially offset by lower payments made under the Tax Receivable Agreement in current quarter as compared to prior year.
Revolving Credit Facility
We maintain a Revolving Credit Facility that provides for a revolving total commitment amount of $50.0 million, of which $20.0 million is available immediately. The Revolving Credit Facility will mature and all amounts outstanding will be due and payable in February 2020. The Revolving Credit Facility permits the issuance of letters of credit upon our request of up to $10.0 million. Borrowings under the Revolving Credit Facility bear interest at either: (i) LIBOR plus a percentage ranging from 2.3% to 3.3% or (ii) the prime rate plus a percentage ranging from 0.0% to 0.8%, depending on the type of borrowing made under the Revolving Credit Facility. As of March 28, 2018, there were no amounts outstanding under the Revolving Credit Facility. We had $19.3 million of availability, as of March 28, 2018, after giving effect to $0.7 million in outstanding letters of credit.
The Revolving Credit Facility is secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' wholly-owned domestic subsidiaries (with certain exceptions).
The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability to, subject to specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; pay dividends or make distributions; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the Revolving Credit Facility contains certain cross-default provisions. We are required to maintain a specified consolidated fixed-charge coverage ratio and a specified funded net debt to adjusted EBITDA ratio, both as defined under the Revolving Credit Facility. As of March 28, 2018, we were in compliance with all covenants.
CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 27, 2017, other than those made in the ordinary course of business.
OFF-BALANCE SHEET ARRANGEMENTS

There have been no other material changes to our off-balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 27, 2017.

34 | Shake Shack Inc. Form 10-Q

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our consolidated financial condition and results of operations is based upon the accompanying condensed consolidated financial statements and notes thereto, which have been prepared in accordance with GAAP. The preparation of the condensed consolidated financial statements requires us to make estimates, judgments and assumptions, which we believe to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Variances in the estimates or assumptions used to actual experience could yield materially different accounting results. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances. There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 27, 2017, except for those made in connection with the adoption of ASC 606. See "Note 3: Revenue" under Part I, Item 1 of this Form 10-Q.
Recently Issued Accounting Pronouncements
See "Note 2: Summary of Significant Accounting Policies—Recently Issued Accounting Pronouncements” under Part I, Item 1 of this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to our exposure to market risks as described in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 27, 2017.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 28, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Shake Shack Inc. Form 10-Q | 35

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
The information required by this Item is incorporated by reference to Part I, Item 1, Note 14: Commitments and Contingencies—Legal Contingencies.
Item 1A. Risk Factors.
There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 27, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

36 | Shake Shack Inc. Form 10-Q

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

Shake Shack Inc. Form 10-Q | 37

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shake Shack Inc.
(Registrant)

Date: May 7, 2018	By:	/s/ Randy Garutti
Randy Garutti
Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: May 7, 2018	By:	/s/ Tara Comonte
Tara Comonte
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

38 | Shake Shack Inc. Form 10-Q