Form 10-Q
period 2018-06-27
Shake Shack Inc.
filed 2018-08-06
CIK 1620533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of July 25, 2018, there were 29,214,077 shares of Class A common stock outstanding and 7,818,921 shares of Class B common stock outstanding.

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

Shake Shack Inc. Form 10-Q | 1

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).

2 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	June 27 2018	December 27 2017
ASSETS
Current assets:
Cash and cash equivalents	$30,879	$21,507
Marketable securities	61,399	63,036
Accounts receivable	7,110	5,641
Inventories	1,238	1,258
Prepaid expenses and other current assets	1,474	1,757
Total current assets	102,100	93,199
Property and equipment, net	216,763	187,095
Deferred income taxes, net	214,037	185,914
Other assets	3,835	4,398
TOTAL ASSETS	$536,735	$470,606
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,344	$8,210
Accrued expenses	15,988	11,649
Accrued wages and related liabilities	6,815	6,228
Other current liabilities	7,655	7,937
Total current liabilities	38,802	34,024
Deemed landlord financing	18,340	14,518
Deferred rent	39,463	36,596
Liabilities under tax receivable agreement, net of current portion	176,427	158,436
Other long-term liabilities	7,256	2,553
Total liabilities	280,288	246,127
Commitments and contingencies
Stockholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of June 27, 2018 and December 27, 2017.	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 28,106,331 and 26,527,477 shares issued and outstanding as of June 27, 2018 and December 27, 2017, respectively.	28	27
Class B common stock, $0.001 par value—35,000,000 shares authorized; 8,924,592 and 10,250,007 shares issued and outstanding as of June 27, 2018 and December 27, 2017, respectively.	9	10
Additional paid-in capital	177,650	153,105
Retained earnings	26,337	16,399
Accumulated other comprehensive income (loss)	—	(49)
Total stockholders' equity attributable to Shake Shack Inc.	204,024	169,492
Non-controlling interests	52,423	54,987
Total equity	256,447	224,479
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$536,735	$470,606
See accompanying Notes to Condensed Consolidated Financial Statements.

Shake Shack Inc. Form 10-Q | 3

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27 2018	June 28 2017	June 27 2018	June 28 2017
Shack sales	$112,898	$88,003	$208,987	$162,158
Licensing revenue	3,384	3,313	6,411	5,907
TOTAL REVENUE	116,282	91,316	215,398	168,065
Shack-level operating expenses:
Food and paper costs	31,678	24,712	58,633	45,886
Labor and related expenses	29,732	22,426	56,419	42,886
Other operating expenses	12,281	8,486	23,040	16,151
Occupancy and related expenses	7,401	7,043	15,076	13,219
General and administrative expenses	12,587	9,678	24,396	18,148
Depreciation expense	6,968	5,258	13,466	10,006
Pre-opening costs	2,421	1,876	4,450	4,291
Loss on disposal of property and equipment	196	100	386	113
TOTAL EXPENSES	103,264	79,579	195,866	150,700
OPERATING INCOME	13,018	11,737	19,532	17,365
Other income, net	406	198	634	393
Interest expense	(613)	(366)	(1,178)	(669)
INCOME BEFORE INCOME TAXES	12,811	11,569	18,988	17,089
Income tax expense	2,240	3,385	3,438	5,043
NET INCOME	10,571	8,184	15,550	12,046
Less: net income attributable to non-controlling interests	2,967	3,305	4,438	4,900
NET INCOME ATTRIBUTABLE TO SHAKE SHACK INC.	$7,604	$4,879	$11,112	$7,146
Earnings per share of Class A common stock:
Basic	$0.27	$0.19	$0.41	$0.28
Diluted	$0.26	$0.19	$0.39	$0.27
Weighted-average shares of Class A common stock outstanding:
Basic	27,796	25,798	27,418	25,587
Diluted	28,754	26,312	28,288	26,133
See accompanying Notes to Condensed Consolidated Financial Statements.

4 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27 2018	June 28 2017	June 27 2018	June 28 2017
Net income	$10,571	$8,184	$15,550	$12,046
Other comprehensive income (loss), net of tax:
Available-for-sale securities(1):
Change in net unrealized holding gains (losses)	—	(8)	(3)	(17)
Less: reclassification adjustments for net realized losses included in net income	—	11	16	14
Net change	—	3	13	(3)
OTHER COMPREHENSIVE INCOME	—	3	13	(3)
COMPREHENSIVE INCOME	10,571	8,187	15,563	12,043
Less: comprehensive income attributable to non-controlling interest	2,967	3,306	4,441	4,899
COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAKE SHACK INC.	$7,604	$4,881	$11,122	$7,144
(1) Net of tax benefit (expense) of $0 for the thirteen and twenty-six weeks ended June 27, 2018 and June 28, 2017.
See accompanying Notes to Condensed Consolidated Financial Statements.

Shake Shack Inc. Form 10-Q | 5

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 27, 2017	26,527,477	$27	10,250,007	$10	$153,105	$16,399	$(49)	$54,987	$224,479
Cumulative effect of accounting changes						(1,174)	39	(439)	(1,574)
Net income						11,112		4,438	15,550
Other comprehensive income:
Net change related to available-for-sale securities							10	3	13
Equity-based compensation					2,873				2,873
Activity under stock compensation plans	253,439	—			2,103			1,463	3,566
Redemption of LLC Interests	1,325,415	1	(1,325,415)	(1)	7,359			(7,359)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					12,210				12,210
Distributions paid to non-controlling interest holders								(670)	(670)
BALANCE, JUNE 27, 2018	28,106,331	$28	8,924,592	$9	$177,650	$26,337	$—	$52,423	$256,447

See accompanying Notes to Condensed Consolidated Financial Statements.

6 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Twenty-Six Weeks Ended
	June 27 2018	June 28 2017
OPERATING ACTIVITIES
Net income (including amounts attributable to non-controlling interests)	$15,550	$12,046
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	13,466	10,006
Equity-based compensation	2,834	2,534
Deferred income taxes	805	2,561
Non-cash interest expense	72	154
Loss on sale of marketable securities	16	15
Loss on disposal of property and equipment	386	113
Unrealized loss on available-for-sale securities	61	—
Net loss on sublease	672	—
Changes in operating assets and liabilities:
Accounts receivable	1,777	3,964
Inventories	20	(162)
Prepaid expenses and other current assets	105	2,310
Other assets	(487)	(633)
Accounts payable	188	1,024
Accrued expenses	2,590	1,324
Accrued wages and related liabilities	587	(1,326)
Other current liabilities	(661)	(1,390)
Deferred rent	(71)	603
Other long-term liabilities	2,964	587
NET CASH PROVIDED BY OPERATING ACTIVITIES	40,874	33,730
INVESTING ACTIVITIES
Purchases of property and equipment	(36,364)	(24,986)
Purchases of marketable securities	(570)	(5,993)
Sales of marketable securities	2,144	5,628
NET CASH USED IN INVESTING ACTIVITIES	(34,790)	(25,351)
FINANCING ACTIVITIES
Proceeds from deemed landlord financing	559	530
Payments on deemed landlord financing	(167)	(101)
Distributions paid to non-controlling interest holders	(670)	(2,379)
Payments under tax receivable agreement	—	(1,471)
Proceeds from stock option exercises	3,566	6,187
Employee withholding taxes related to net settled equity awards	—	(316)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,288	2,450
NET INCREASE IN CASH AND CASH EQUIVALENTS	9,372	10,829
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,507	11,607
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,879	$22,436
See accompanying Notes to Condensed Consolidated Financial Statements.

Shake Shack Inc. Form 10-Q | 7

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

8 | Shake Shack Inc. Form 10-Q

NOTE 1: NATURE OF OPERATIONS

Shake Shack Inc. ("we," "us," "our," "Shake Shack" and the "Company") was formed on September 23, 2014 as a Delaware corporation for the purpose of facilitating an initial public offering and other related transactions in order to carry on the business of SSE Holdings, LLC and its subsidiaries ("SSE Holdings"). We are the sole managing member of SSE Holdings and, as sole managing member, we operate and control all of the business and affairs of SSE Holdings. As a result, we consolidate the financial results of SSE Holdings and report a non-controlling interest representing the economic interest in SSE Holdings held by the other members of SSE Holdings. As of June 27, 2018 we owned 75.9% of SSE Holdings. Unless the context otherwise requires, "we," "us," "our," "Shake Shack," the "Company" and other similar references, refer to Shake Shack Inc. and, unless otherwise stated, all of its subsidiaries, including SSE Holdings.
We operate and license Shake Shack restaurants ("Shacks"), which serve hamburgers, chicken sandwiches, hot dogs, crinkle-cut fries, shakes, frozen custard, beer, wine and more. As of June 27, 2018, there were 179 Shacks in operation, system-wide, of which 100 were domestic company-operated Shacks, 10 were domestic licensed Shacks and 69 were international licensed Shacks.
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
SSE Holdings is considered a variable interest entity. Shake Shack Inc. is the primary beneficiary as we have the majority economic interest in SSE Holdings and, as the sole managing member, have decision making authority that significantly affects the economic performance of the entity, while the limited partners have no substantive kick-out or participating rights. As a result, we consolidate SSE Holdings. The assets and liabilities of SSE Holdings represent substantially all of our consolidated assets and liabilities with the exception of certain deferred taxes and liabilities under the Tax Receivable Agreement. As of June 27, 2018 and December 27, 2017, the net assets of SSE Holdings were $217,822 and $197,301, respectively. The assets of SSE Holdings are subject to certain restrictions in SSE Holdings' revolving credit agreements. See Note 8 for more information.
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
Leases (ASU's 2016-02, 2018-01, 2018-10, 2018-11)
This standard establishes a new lease accounting model, which introduces the recognition of lease assets and liabilities for those leases classified as operating leases under previous GAAP. It should be applied using a modified retrospective approach applied either at the beginning of the earliest period presented, or at the adoption date, with the option to elect various practical expedients. Early adoption is permitted.

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

10 | Shake Shack Inc. Form 10-Q

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
Revenue from Shack sales is presented net of discounts and recognized when food, beverage and retail products are sold. Sales tax collected from customers is excluded from Shack sales and the obligation is included in sales tax payable until the taxes are remitted to the appropriate taxing authorities. Revenue from our gift cards is deferred and recognized upon redemption.
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
Revenue from sales-based royalties is recognized as the related sales occur.
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

Shake Shack Inc. Form 10-Q | 11

Revenue recognized for the thirteen and twenty-six weeks ended June 27, 2018 under ASC 606 and revenue that would have been recognized for the thirteen and twenty-six weeks ended June 27, 2018 had ASC 605 been applied is as follows:

	Thirteen Weeks Ended June 27, 2018			Twenty-Six Weeks Ended June 27, 2018
	As reported under ASC 606	If reported under ASC 605	Increase (decrease)	As reported under ASC 606	If reported under ASC 605	Increase (decrease)
Shack sales	$112,898	$112,898	$—	$208,987	$208,987	$—
Licensing revenue	3,384	3,524	(140)	6,411	6,672	(261)
Total revenue	$116,282	$116,422	$(140)	$215,398	$215,659	$(261)

Revenue recognized during the thirteen and twenty-six weeks ended June 27, 2018 (under ASC 606) and thirteen and twenty-six weeks ended June 28, 2017 (under ASC 605) disaggregated by type is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27 2018	June 28 2017	June 27 2018	June 28 2017
Shack sales	$112,898	$88,003	$208,987	$162,158
Licensing revenue:
Sales-based royalties	3,319	3,200	6,291	5,600
Initial territory and opening fees	65	113	120	307
Total revenue	$116,282	$91,316	$215,398	$168,065

The aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of June 27, 2018 is $10,557. We expect to recognize this amount as revenue over a long-term period, as the license term for each Shack ranges from 10 to 20 years with renewals. This amount excludes any variable consideration related to sales-based royalties.
Contract Balances
Opening and closing balances of contract liabilities and receivables from contracts with customers is as follows:

	June 27 2018	December 28 2017
Shack sales receivables	$2,496	$2,184
Licensing receivables	2,933	1,522
Gift card liability	1,334	1,472
Deferred revenue, current	305	265
Deferred revenue, long-term	6,653	3,742

Revenue recognized during the thirteen and twenty-six weeks ended June 27, 2018 that was included in their respective liability balances at the beginning of the period is as follows:

	Thirteen Weeks Ended June 27 2018	Twenty-Six Weeks Ended June 27 2018
Gift card liability	$102	$408
Deferred revenue, current	63	118

Shake Shack Inc. Form 10-Q | 12

NOTE 4: FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis as of June 27, 2018 and December 27, 2017, and indicate the classification within the fair value hierarchy.
Cash, Cash Equivalents and Marketable Securities
The following tables summarize our cash, cash equivalents and marketable securities by significant investment categories as of June 27, 2018 and December 27, 2017:

	June 27, 2018
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$25,875	$—	$—	$25,875	$25,875	$—
Level 1:
Money market funds	5,004	—	—	5,004	5,004	—
Mutual funds	61,521	—	(122)	61,399	—	61,399
Level 2:
Corporate debt securities(1)	—	—	—	—	—	—
Total	$92,400	$—	$(122)	$92,278	$30,879	$61,399

	December 27, 2017
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$16,138	$—	$—	$16,138	$16,138	$—
Level 1:
Money market funds	5,369	—	—	5,369	5,369	—
Mutual funds	60,985	—	(61)	60,924	—	60,924
Level 2:
Corporate debt securities(1)	2,125	2	(15)	2,112	—	2,112
Total	$84,617	$2	$(76)	$84,543	$21,507	$63,036

(1)
Corporate debt securities were measured at fair value using a market approach utilizing observable prices for identical securities or securities with similar characteristics and inputs that are observable or can be corroborated by observable market data.

On December 28, 2017, we adopted ASU 2016-01, which requires certain equity investments to be measured at fair value with changes in fair value recognized in net income. Net unrealized losses on available-for-sale equity securities totaling $23 and $61 were included on the Condensed Consolidated Statements of Income during the thirteen and twenty-six weeks ended June 27, 2018, respectively. Net unrealized losses on available-for-sale securities totaling $74 were included in accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheet as of December 27, 2017.

Shake Shack Inc. Form 10-Q | 13

The following tables summarize the gross unrealized losses and fair values for those investments that were in an unrealized loss position as of June 27, 2018 and December 27, 2017, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	June 27, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Money market funds	$—	$—	$—	$—	$—	$—
Mutual funds	61,399	(122)	—	—	61,399	(122)
Corporate debt securities	—	—	—	—	—	—
Total	$61,399	$(122)	$—	$—	$61,399	$(122)

	December 27, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Money market funds	$—	$—	$—	$—	$—	$—
Mutual funds	60,924	(61)	—	—	60,924	(61)
Corporate debt securities	1,675	(12)	162	(3)	1,837	(15)
Total	$62,599	$(73)	$162	$(3)	$62,761	$(76)

A summary of other income from available-for-sale securities recognized during the thirteen and twenty-six weeks ended June 27, 2018 and June 28, 2017 is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27 2018	June 28 2017	June 27 2018	June 28 2017
Available-for-sale securities:
Dividend income	$329	$191	$604	$369
Interest income	—	19	7	39
Realized gain (loss) on sale of investments	—	(12)	(16)	(15)
Unrealized gain (loss) on available-for-sale equity securities	(23)	—	(61)	—
Total other income, net	$306	$198	$534	$393

A summary of available-for-sale securities sold and gross realized gains and losses recognized during the thirteen and twenty-six weeks ended June 27, 2018 and June 28, 2017 is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27 2018	June 28 2017	June 27 2018	June 28 2017
Available-for-sale securities:
Gross proceeds from sales and redemptions	$—	$473	$2,144	$628
Cost basis of sales and redemptions	—	484	2,160	642
Gross realized gains included in net income	—	—	2	—
Gross realized losses included in net income	—	(12)	(18)	(15)
Amounts reclassified out of accumulated other comprehensive loss	—	11	16	14

14 | Shake Shack Inc. Form 10-Q

Realized gains and losses are determined on a specific identification method and are included in other income, net on the Condensed Consolidated Statements of Income.
We periodically review our marketable securities for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. As of June 27, 2018 and December 27, 2017, the declines in the market value of our marketable securities investment portfolio were considered to be temporary in nature.
Other Financial Instruments
The carrying value of our other financial instruments, including accounts receivable, accounts payable, and accrued expenses as of June 27, 2018 and December 27, 2017 approximated their fair value due to the short-term nature of these financial instruments.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets and liabilities that are measured at fair value on a non-recurring basis include our long-lived assets and indefinite-lived intangible assets. There were no impairments recognized during the thirteen and twenty-six weeks ended June 27, 2018 and June 28, 2017.
NOTE 5: INVENTORIES

Inventories as of June 27, 2018 and December 27, 2017 consisted of the following:

	June 27 2018	December 27 2017
Food	$873	$874
Wine	66	69
Beer	82	85
Beverages	134	111
Retail merchandise	83	119
Inventories	$1,238	$1,258

NOTE 6: PROPERTY AND EQUIPMENT

Property and equipment as of June 27, 2018 and December 27, 2017 consisted of the following:

	June 27 2018	December 27 2017
Leasehold improvements	$186,349	$166,963
Landlord funded assets	12,117	7,472
Equipment	34,709	31,608
Furniture and fixtures	11,779	10,128
Computer equipment and software	14,504	12,721
Construction in progress (includes landlord funded assets under construction)	27,836	16,458
Property and equipment, gross	287,294	245,350
Less: accumulated depreciation	70,531	58,255
Property and equipment, net	$216,763	$187,095

Shake Shack Inc. Form 10-Q | 15

NOTE 7: SUPPLEMENTAL BALANCE SHEET INFORMATION

The components of other current liabilities as of June 27, 2018 and December 27, 2017 are as follows:

	June 27 2018	December 27 2017
Sales tax payable	$3,139	$1,813
Current portion of liabilities under tax receivable agreement	943	937
Gift card liability	1,334	1,472
Other	2,239	3,715
Other current liabilities	$7,655	$7,937

NOTE 8: DEBT

In January 2015, we executed a Third Amended and Restated Credit Agreement, which became effective on February 4, 2015 (together with the prior agreements and amendments, and as further amended, the "Revolving Credit Facility"), which provides for a revolving total commitment amount of $50,000, of which $20,000 is available immediately. The Revolving Credit Facility will mature and all amounts outstanding will be due and payable five years from the effective date. The Revolving Credit Facility permits the issuance of letters of credit upon our request of up to $10,000. Borrowings under the Revolving Credit Facility bear interest at either: (i) LIBOR plus a percentage ranging from 2.3% to 3.3% or (ii) the prime rate plus a percentage ranging from 0.0% to 0.8%, depending on the type of borrowing made under the Revolving Credit Facility. As of June 27, 2018 and December 27, 2017, there were no amounts outstanding under the Revolving Credit Facility. As of June 27, 2018, we had $19,317 of availability under the Revolving Credit Facility, after giving effect to $683 in outstanding letters of credit.
The Revolving Credit Facility is secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' wholly-owned domestic subsidiaries (with certain exceptions).
The Revolving Credit Facility contains a number of covenants that, among other things, limit our ability to, subject to specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; pay dividends or make distributions; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the Revolving Credit Facility contains certain cross-default provisions. We are required to maintain a specified consolidated fixed-charge coverage ratio and a specified funded net debt to adjusted EBITDA ratio, both as defined under the Revolving Credit Facility. As of June 27, 2018, we were in compliance with all covenants.
As of June 27, 2018 and December 27, 2017 we had deemed landlord financing liabilities of $18,340 and $14,518, respectively, for certain leases where we are involved in the construction of leased assets and are considered the accounting owner of the construction project.
Total interest costs incurred were $655 and $1,264 for the thirteen and twenty-six weeks ended June 27, 2018, respectively, and $409 and $733 for the thirteen and twenty-six weeks ended June 28, 2017, respectively. Total amounts capitalized into property and equipment were $42 and $86 for the thirteen and twenty-six weeks ended June 27, 2018, respectively, and $43 and $64 for the thirteen and twenty-six weeks ended June 28, 2017, respectively.

16 | Shake Shack Inc. Form 10-Q

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
The following table summarizes the ownership interest in SSE Holdings as of June 27, 2018 and December 27, 2017.

	June 27, 2018		December 27, 2017
	LLC Interests	Ownership%	LLC Interests	Ownership %
Number of LLC Interests held by Shake Shack Inc.	28,106,331	75.9%	26,527,477	72.1%
Number of LLC Interests held by non-controlling interest holders	8,924,592	24.1%	10,250,007	27.9%
Total LLC Interests outstanding	37,030,923	100.0%	36,777,484	100.0%

The weighted average ownership percentages for the applicable reporting periods are used to attribute net income and other comprehensive income to Shake Shack Inc. and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for the thirteen and twenty-six weeks ended June 27, 2018 was 24.8% and 25.6%, respectively. The non-controlling interest holders' weighted average ownership percentage for the thirteen and twenty-six weeks ended June 28, 2017 was 29.6% and 30.0%, respectively.
The following table summarizes the effects of changes in ownership of SSE Holdings on our equity during the thirteen and twenty-six weeks ended June 27, 2018 and June 28, 2017.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27 2018	June 28 2017	June 27 2018	June 28 2017
Net income attributable to Shake Shack Inc.	$7,604	$4,879	$11,112	$7,146
Other comprehensive income (loss):
Net change related to available-for-sale securities	—	2	10	(2)
Transfers (to) from non-controlling interests:
Increase in additional paid-in capital as a result of the redemption of LLC Interests	1,801	720	7,359	2,042
Increase in additional paid-in capital as a result of activity under stock compensation plans	1,237	632	2,103	3,502
Total effect of changes in ownership interest on equity attributable to Shake Shack Inc.	$10,642	$6,233	$20,584	$12,688

During the twenty-six weeks ended June 27, 2018 and June 28, 2017, an aggregate of 1,325,415 and 482,600 LLC Interests, respectively, were redeemed by non-controlling interest holders for newly-issued shares of Class A common stock, and we received 1,325,415 and 482,600 LLC Interests in connection with these redemptions for the twenty-six weeks ended June 27, 2018 and June 28, 2017, respectively, increasing our total ownership interest in SSE Holdings.
During the twenty-six weeks ended June 27, 2018 and June 28, 2017, we received an aggregate of 253,439 and 305,882 LLC Interests, respectively, in connection with the activity under our stock compensation plan.

Shake Shack Inc. Form 10-Q | 17

NOTE 10: EQUITY-BASED COMPENSATION

A summary of equity-based compensation expense recognized during the thirteen and twenty-six weeks ended June 27, 2018 and June 28, 2017 is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27 2018	June 28 2017	June 27 2018	June 28 2017
Stock options	$773	$863	$1,600	$1,827
Performance stock units	464	399	918	684
Restricted stock units	160	23	316	23
Equity-based compensation expense	$1,397	$1,285	$2,834	$2,534
Total income tax benefit recognized related to equity-based compensation	$42	$44	$80	$95

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
Income Tax Expense
A reconciliation of income tax expense computed at the U.S. federal statutory income tax rate to the recognized income tax expense is as follows:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	June 27 2018		June 28 2017		June 27 2018		June 28 2017
Expected U.S. federal income taxes at statutory rate	$2,690	21.0%	$4,050	35.0%	$3,987	21.0%	$5,982	35.0%
State and local income taxes, net of federal benefit	830	6.5%	659	5.7%	1,242	6.5%	1,008	5.9%
Foreign withholding taxes	271	2.1%	227	2.0%	802	4.2%	413	2.4%
Tax credits	(920)	(7.2)%	(248)	(2.1)%	(1,197)	(6.3)%	(378)	(2.2)%
Non-controlling interest	(731)	(5.7)%	(1,303)	(11.3)%	(1,185)	(6.2)%	(1,982)	(11.6)%
Other	100	0.8%	—	—%	(211)	(1.1)%	—	—%
Income tax expense	$2,240	17.5%	$3,385	29.3%	$3,438	18.1%	$5,043	29.5%

Our effective income tax rates for the thirteen weeks ended June 27, 2018 and June 28, 2017 were 17.5% and 29.3%, respectively. The decrease was primarily driven by the reduction of the U.S. federal corporate income tax rate from 35% to 21% due to the enactment of the Tax Cuts and Jobs Act of 2017 (the "TCJA"), partially offset by the increase in our ownership interest in SSE Holdings, which increases our share of the taxable income of SSE Holdings, and higher foreign withholding taxes. Our weighted-average ownership interest in SSE Holdings was 75.2% and 70.4% for the thirteen weeks ended June 27, 2018 and June 28, 2017, respectively.

18 | Shake Shack Inc. Form 10-Q

Our effective income tax rates for twenty-six weeks ended June 27, 2018 and June 28, 2017 were 18.1% and 29.5%, respectively. The decrease was primarily driven by the reduction of the U.S. federal corporate income tax rate from 35% to 21% due to the enactment of the TCJA, partially offset by the increase in our ownership interest in SSE Holdings, which increases our share of the taxable income of SSE Holdings, and higher foreign withholding taxes. Our weighted-average ownership interest in SSE Holdings was 74.4% and 70.0% for the twenty-six weeks ended June 27, 2018 and June 28, 2017, respectively.
Deferred Tax Assets and Liabilities
During the twenty-six weeks ended June 27, 2018, we acquired an aggregate of 1,578,854 LLC Interests in connection with the redemption of LLC Interests and activity relating to our stock compensation plan. We recognized a deferred tax asset in the amount of $16,831 associated with the basis difference in our investment in SSE Holdings upon acquisition of these LLC Interests. As of June 27, 2018, the total deferred tax asset related to the basis difference in our investment in SSE Holdings was $160,314. However, a portion of the total basis difference will only reverse upon the eventual sale of our interest in SSE Holdings, which we expect would result in a capital loss. As of June 27, 2018, the total valuation allowance established against the deferred tax asset to which this portion relates was $10,649.
During the twenty-six weeks ended June 27, 2018, we also recognized $4,972 of deferred tax assets related to additional tax basis increases generated from expected future payments under the Tax Receivable Agreement and related deductions for imputed interest on such payments. See "—Tax Receivable Agreement" for more information.
We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of June 27, 2018, we concluded, based on the weight of all available positive and negative evidence, that all of our deferred tax assets (except for those deferred tax assets described above relating to basis differences that are expected to result in a capital loss upon the eventual sale of our interest in SSE Holdings) are more likely than not to be realized. As such, no additional valuation allowance was recognized.
Uncertain Tax Positions
No uncertain tax positions existed as of June 27, 2018. Shake Shack Inc. was formed in September 2014 and did not engage in any operations prior to the IPO and related organizational transactions. Shake Shack Inc. first filed tax returns for tax year 2014, which is the first tax year subject to examination by taxing authorities for U.S. federal and state income tax purposes. Additionally, although SSE Holdings is treated as a partnership for U.S. federal and state income taxes purposes, it is still required to file an annual U.S. Return of Partnership Income, which is subject to examination by the Internal Revenue Service ("IRS"). The statute of limitations has expired for tax years through 2013 for SSE Holdings.
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
During the twenty-six weeks ended June 27, 2018, we acquired an aggregate of 1,325,415 LLC Interests in connection with the redemption of LLC Interests, which resulted in an increase in the tax basis of our investment in SSE Holdings subject to the provisions of the Tax Receivable Agreement. We recognized an additional liability in the amount of $17,992 for the TRA Payments due to the

Shake Shack Inc. Form 10-Q | 19

redeeming members, representing 85% of the aggregate tax benefits we expect to realize from the tax basis increases related to the redemption of LLC Interests, after concluding it was probable that such TRA Payments would be paid based on our estimates of future taxable income. No payments were made to the members of SSE Holdings pursuant to the Tax Receivable Agreement during the twenty-six weeks ended June 27, 2018. During the twenty-six weeks ended June 28, 2017, payments of $1,471, inclusive of interest, were made to the members of SSE Holdings pursuant to the Tax Receivable Agreement. As of June 27, 2018, the total amount of TRA Payments due under the Tax Receivable Agreement, was $177,370, of which $943 was included in other current liabilities on the Condensed Consolidated Balance Sheet. See Note 14 for more information relating to our liabilities under the Tax Receivable Agreement.
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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock for the thirteen and twenty-six weeks ended June 27, 2018 and June 28, 2017.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27 2018	June 28 2017	June 27 2018	June 28 2017
Numerator:
Net income	$10,571	$8,184	$15,550	$12,046
Less: net income attributable to non-controlling interests	2,967	3,305	4,438	4,900
Net income attributable to Shake Shack Inc.	$7,604	$4,879	$11,112	$7,146
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	27,796	25,798	27,418	25,587
Effect of dilutive securities:
Stock options	867	494	785	523
Performance stock units	68	20	68	23
Restricted stock units	23	—	17	—
Weighted-average shares of Class A common stock outstanding—diluted	28,754	26,312	28,288	26,133

Earnings per share of Class A common stock—basic	$0.27	$0.19	$0.41	$0.28
Earnings per share of Class A common stock—diluted	$0.26	$0.19	$0.39	$0.27

Shares of our Class B common stock do not share in the earnings or losses of Shake Shack and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

20 | Shake Shack Inc. Form 10-Q

The following table presents potentially dilutive securities excluded from the computations of diluted earnings per share of Class A common stock for the thirteen and twenty-six weeks ended June 27, 2018 and June 28, 2017.

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	June 27 2018		June 28 2017		June 27 2018		June 28 2017
Stock options	—		6,258	(1)	—		6,258	(1)
Performance stock units	60,437	(2)	84,755	(2)	60,437	(2)	84,755	(2)
Shares of Class B common stock	8,924,592	(3)	10,770,992	(3)	8,924,592	(3)	10,770,992	(3)
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
NOTE 13: SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information for the twenty-six weeks ended June 27, 2018 and June 28, 2017:

	Twenty-Six Weeks Ended
	June 27 2018	June 28 2017
Cash paid for:
Income taxes, net of refunds	$1,436	$1,595
Interest, net of amounts capitalized	1,067	357
Non-cash investing activities:
Accrued purchases of property and equipment	10,692	7,690
Capitalized landlord assets for leases where we are deemed the accounting owner	3,307	7,634
Accrued purchases of marketable securities	—	80
Capitalized equity-based compensation	39	78
Non-cash financing activities:
Class A common stock issued in connection with the redemption of LLC Interests	1	—
Cancellation of Class B common stock in connection with the redemption of LLC Interests	(1)	—
Establishment of liabilities under tax receivable agreement	17,992	9,413

Shake Shack Inc. Form 10-Q | 21

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
As security under the terms of several of our leases, we are obligated under letters of credit totaling $160 as of June 27, 2018. The letters of credit expire in April 2019 and February 2026. In addition, in December 2013, we entered into an irrevocable standby letter of credit in conjunction with our home office lease in the amount of $80. The letter of credit expires in September 2018 and renews automatically for one-year periods through September 2019. In September 2017, we entered into an irrevocable standby letter of credit in conjunction with our new home office lease in the amount of $603. The letter of credit expires in August 2018 and renews automatically for one-year periods through January 2034.
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
Legal Contingencies
We are subject to various legal and regulatory proceedings, claims and liabilities, such as employment-related claims and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance. As of June 27, 2018, the amount of ultimate liability with respect to these matters was not material.
Liabilities under Tax Receivable Agreement
As described in Note 11, we are a party to the Tax Receivable Agreement under which we are contractually committed to pay certain of the members of SSE Holdings 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of certain transactions. We are not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated with the transactions that gave rise to the payments are realized. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. During the twenty-six weeks ended June 27, 2018 and June 28, 2017, we recognized liabilities totaling $17,992 and $9,413, respectively, relating to our obligations under the Tax Receivable Agreement, after concluding that it was probable that we would have sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. As of June 27, 2018 and December 27, 2017, our total obligations under the Tax Receivable Agreement, including accrued interest, were $177,370 and $159,373, respectively. There were no transactions subject to the Tax Receivable Agreement for which we did not recognize the related liability, as we concluded that we would have sufficient future taxable income to utilize all of the related tax benefits.
NOTE 15: RELATED PARTY TRANSACTIONS

Union Square Hospitality Group
The Chairman of our Board of Directors serves as the Chief Executive Officer of Union Square Hospitality Group, LLC. As a result, Union Square Hospitality Group, LLC and its subsidiaries, set forth below, are considered related parties.
USHG, LLC

22 | Shake Shack Inc. Form 10-Q

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
No amounts were paid to USHG for general corporate expenses for the thirteen weeks ended June 27, 2018. Amounts paid to USHG for general corporate expenses were $2 for the twenty-six weeks ended June 27, 2018. Amounts paid to USHG for general corporate expenses were $1 and $6 for the thirteen and twenty-six weeks ended June 28, 2017, respectively. These amounts are included in general and administrative expenses on the Condensed Consolidated Statements of Income.
No amounts were payable to USHG as of June 27, 2018 and December 27, 2017. No amounts were due from USHG as of June 27, 2018 and December 27, 2017.
Hudson Yards Sports and Entertainment
In fiscal 2011, we entered into a Master License Agreement (as amended, "MLA") with Hudson Yards Sports and Entertainment LLC ("HYSE") to operate Shake Shack branded limited menu concession stands in sports and entertainment venues within the United States. The agreement expires in January 2027 and includes five consecutive five-year renewal options at HYSE's option. As consideration for these rights, HYSE pays us a license fee based on a percentage of net food sales, as defined in the MLA. HYSE also pays us a percentage of profits on sales of branded beverages, as defined in the MLA. Amount paid to us by the HYSE for the thirteen and twenty-six weeks ended June 27, 2018 were $64 and $111, respectively. Amounts paid to us by HYSE for the thirteen and twenty-six weeks ended June 28, 2017 were $115 and $135, respectively. These amounts are included in licensing revenue on the Condensed Consolidated Statements of Income. Total amounts due from HYSE as of June 27, 2018 and December 27, 2017 were $114 and $18, respectively, which are included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.
Madison Square Park Conservancy
The Chairman of our Board of Directors serves as a director of the Madison Square Park Conservancy ("MSP Conservancy"), with which we have a license agreement and pay license fees to operate our Madison Square Park Shack. Amounts paid to MSP Conservancy as rent amounted to $203 and $470 for the thirteen and twenty-six weeks ended June 27, 2018, respectively. Amounts paid to MSP Conservancy as rent amounted to $133 and $332 for the thirteen and twenty-six weeks ended June 28, 2017, respectively. These amounts are included in occupancy and related expenses on the Condensed Consolidated Statements of Income. No amounts were due to MSP Conservancy as of June 27, 2018 and December 27, 2017.
No amounts were paid to us from MSP Conservancy during the thirteen and twenty-six weeks ended June 27, 2018. No amounts were paid to us from MSP Conservancy during the thirteen weeks ended June 28, 2017. Amounts paid to us during the twenty-six weeks ended June 28, 2017 totaled $200. No amounts were due to us from MSP Conservancy as of June 27, 2018 and December 27, 2017.
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
During the thirteen and twenty-six weeks ended June 27, 2018 and June 28, 2017 the Great American Shake Sale raised $343 and $631, respectively, for Share Our Strength. All proceeds were remitted to Share Our Strength in the respective years. We incurred costs of approximately $53 for both the thirteen and twenty-six weeks ended June 27, 2018 and $119 for both the thirteen and twenty-six weeks ended June 28, 2017. These costs represents the cost of the free shakes redeemed and are included in general and administrative expenses on the Condensed Consolidated Statements of Income.
Mobo Systems, Inc.
The Chairman of our Board of Directors serves as a director of Mobo Systems, Inc. (also known as "Olo"), a platform we use in connection with our mobile ordering application. Amounts paid to Olo during the thirteen and twenty-six weeks ended June 27, 2018 were $27 and $52, respectively. Amounts paid to Olo during the thirteen and twenty-six weeks ended June 28, 2017 were $20 and

Shake Shack Inc. Form 10-Q | 23

$38, respectively. These amounts are included in other operating expenses on the Condensed Consolidated Statements of Income. No amounts were payable to Olo as of June 27, 2018 and December 27, 2017.
Square, Inc.
In July 2017, our Chief Executive Officer joined the Board of Directors of Square, Inc. ("Square"). We currently use certain point-of-sale applications, payment processing services, hardware and other enterprise platform services in connection with the processing of a limited amount of sales at certain of our Shacks, sales for certain off-site events and in connection with our kiosk technology. Additionally, we partnered with Caviar, Square’s food ordering service for delivery services, in a number of cities for limited-time delivery promotions.
Tax Receivable Agreement
As described in Note 11, we entered into a tax receivable agreement with certain members of SSE Holdings that provides for the payment by us of 85% of the amount of tax benefits, if any, that Shake Shack actually realizes or in some cases is deemed to realize as a result of certain transactions. No payments were made to the members of SSE Holdings pursuant to the Tax Receivable Agreement during the thirteen and twenty-six weeks ended June 27, 2018. No payments were paid to the members during the thirteen weeks ended June 28, 2017. During the twenty-six weeks ended June 28, 2017, payments totaling $1,471, inclusive of interest, were made to the members of SSE Holdings pursuant to the Tax Receivable Agreement. As of June 27, 2018 and December 27, 2017, total amounts due under the Tax Receivable Agreement were $177,370 and $159,373, respectively.
Distributions to Members of SSE Holdings
Under the terms of the SSE Holdings LLC Agreement, SSE Holdings is obligated to make tax distributions to its members. During the thirteen and twenty-six weeks ended June 27, 2018 distributions paid to non-controlling interest holders were $587 and $670, respectively. During the thirteen and twenty-six weeks ended June 28, 2017 distributions paid non-controlling interest holder were $2,024 and $2,379, respectively. No tax distributions were payable to non-controlling interest holders as of June 27, 2018 and December 27, 2017.

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
OVERVIEW

Shake Shack is a modern day "roadside" burger stand serving a classic American menu of premium burgers, chicken sandwiches, hot dogs, crinkle cut fries, shakes, frozen custard, beer and wine. As of June 27, 2018, there were 179 Shacks in operation, system-wide, of which 100 were domestic company-operated Shacks, 10 were domestic licensed Shacks and 69 were international licensed Shacks.
Development Highlights
During the quarter, we opened five domestic company-operated Shacks, including our first Shacks in North Carolina at Charlotte's Park Road Shopping Center; in Ohio at Pinecrest, Cleveland's premier shopping, dining, entertainment and residential development; and at the Staten Island Mall in New York; as well as additional Shacks in the existing markets of Orlando and Connecticut. We also opened six international licensed Shacks, which included our first Shack in Hong Kong at the Central IFC Mall, as well as additional Shacks in the existing markets of South Korea, Japan and the Middle East.
Financial Highlights for the Second Quarter 2018:

▪	Total revenue increased 27.3% to $116.3 million.

▪	Shack sales increased 28.3% to $112.9 million.

▪	Same-Shack sales increased 1.1%.

▪	Operating income increased 10.9% to $13.0 million, or 11.2% of total revenue.

▪
Shack-level operating profit*, a non-GAAP measure, increased 25.5% to $31.8 million, or 28.2% of Shack sales. Excluding the impact from a one-time benefit to deferred rent related to certain historical leases with co-tenancy provisions, Shack-level operating profit would have been 27.5%.

▪	Net income increased 29.2% to $10.6 million and net income attributable to Shake Shack Inc. was $7.6 million, or $0.26 per diluted share.

▪	Adjusted EBITDA*, a non-GAAP measure, increased 12.9% to $21.9 million.

▪	Adjusted pro forma net income*, a non-GAAP measure, increased 50.8% to $11.0 million, or $0.29 per fully exchanged and diluted share.

▪	Eleven system-wide Shack openings, comprising five domestic company-operated Shacks and six licensed Shacks.

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
We continued to execute on our growth strategies in 2018 and the second quarter was positively impacted by (i) the incremental sales from the 25 new domestic company-operated Shacks opened between June 28, 2017 and June 27, 2018, and (ii) growth in same-Shack sales of 1.1%. These were partially offset by increased labor and related expenses resulting from ongoing increases in minimum wages, commissions paid as part of certain third-party delivery pilots and higher repair and maintenance costs related to some mature, high-volume Shacks.
Net income attributable to Shake Shack Inc. was $7.6 million, or $0.26 per diluted share, for the second quarter of 2018, compared to $4.9 million, or $0.19 per diluted share, for the same period last year. On an adjusted pro forma basis, which excludes certain non-recurring items and assumes that all outstanding LLC Interests were exchanged for shares of Class A common stock as of the beginning of the period, we would have recognized net income of $11.0 million, or $0.29 per fully exchanged and diluted share, for the second quarter of 2018 compared to $7.3 million, or $0.20 per fully exchanged and diluted share for the second quarter of 2017, an increase of 50.8%.
FISCAL 2018 OUTLOOK

For the fiscal year ending December 26, 2018, we have revised our financial outlook to the following:

	Current Outlook	Previous Outlook
Total revenue	$446 to $450 million	$446 to $450 million
Licensing revenue	$12 to $13 million	$12 to $13 million
Same-Shack sales growth (%)	0% to 1%	0% to 1%
Domestic company-operated Shack openings	32 to 35	32 to 35
Licensed Shack openings, net	16 to 18	16 to 18
Average annual sales volume for domestic company-operated Shacks	$4.1 to $4.2 million	$4.1 to $4.2 million
Shack-level operating profit margin	24.5% to 25.5%	24.5% to 25.5%
General and administrative expenses(1)	$49 to $51 million	$49 to $51 million
Depreciation expense	$31 to $32 million	$32 million
Pre-opening costs	approximately $13 million	$12 to $13 million
Interest expense	approximately $2.5 million	$2 to $2.2 million
Adjusted pro forma effective tax rate (%)	26% to 27%	26% to 27%
(1) Excludes approximately $6 to $8 million of estimated costs, across the remainder of this year and well into 2019, related to Project Concrete, our enterprise-wide system upgrade initiative.

26 | Shake Shack Inc. Form 10-Q

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the thirteen and twenty-six weeks ended June 27, 2018 and June 28, 2017:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 27 2018		June 28 2017		June 27 2018		June 28 2017
Shack sales	$112,898	97.1%	$88,003	96.4%	$208,987	97.0%	$162,158	96.5%
Licensing revenue	3,384	2.9%	3,313	3.6%	6,411	3.0%	5,907	3.5%
TOTAL REVENUE	116,282	100.0%	91,316	100.0%	215,398	100.0%	168,065	100.0%
Shack-level operating expenses(1):
Food and paper costs	31,678	28.1%	24,712	28.1%	58,633	28.1%	45,886	28.3%
Labor and related expenses	29,732	26.3%	22,426	25.5%	56,419	27.0%	42,886	26.4%
Other operating expenses	12,281	10.9%	8,486	9.6%	23,040	11.0%	16,151	10.0%
Occupancy and related expenses	7,401	6.6%	7,043	8.0%	15,076	7.2%	13,219	8.2%
General and administrative expenses	12,587	10.8%	9,678	10.6%	24,396	11.3%	18,148	10.8%
Depreciation expense	6,968	6.0%	5,258	5.8%	13,466	6.3%	10,006	6.0%
Pre-opening costs	2,421	2.1%	1,876	2.1%	4,450	2.1%	4,291	2.6%
Loss on disposal of property and equipment	196	0.2%	100	0.1%	386	0.2%	113	0.1%
TOTAL EXPENSES	103,264	88.8%	79,579	87.1%	195,866	90.9%	150,700	89.7%
OPERATING INCOME	13,018	11.2%	11,737	12.9%	19,532	9.1%	17,365	10.3%
Other income, net	406	0.3%	198	0.2%	634	0.3%	393	0.2%
Interest expense	(613)	(0.5)%	(366)	(0.4)%	(1,178)	(0.5)%	(669)	(0.4)%
INCOME BEFORE INCOME TAXES	12,811	11.0%	11,569	12.7%	18,988	8.8%	17,089	10.2%
Income tax expense	2,240	1.9%	3,385	3.7%	3,438	1.6%	5,043	3.0%
NET INCOME	10,571	9.1%	8,184	9.0%	15,550	7.2%	12,046	7.2%
Less: net income attributable to non-controlling interests	2,967	2.6%	3,305	3.6%	4,438	2.1%	4,900	2.9%
NET INCOME ATTRIBUTABLE TO SHAKE SHACK INC.	$7,604	6.5%	$4,879	5.3%	$11,112	5.2%	$7,146	4.3%

(1)	As a percentage of Shack sales.
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
Shack sales were $112.9 million for the thirteen weeks ended June 27, 2018 compared to $88.0 million for the thirteen weeks ended June 28, 2017, an increase of $24.9 million or 28.3%. The growth in Shack sales was primarily driven by the opening of 25 new domestic company-operated Shacks between June 28, 2017 and June 27, 2018. Same-Shack sales increased $0.7 million, or 1.1%. The increase in same-Shack sales, consisted of a combined increase in price and sales mix of 3.7% offset by a 2.6% decrease in guest traffic. For purposes of calculating same-Shack sales growth, Shack sales for 50 Shacks were included in the comparable Shack base.

Shack sales were $209.0 million for the twenty-six weeks ended June 27, 2018 compared to $162.2 million for the twenty-six weeks ended June 28, 2017, an increase of $46.8 million or 28.9%. The increase is primarily due to the opening of 25 new domestic company-operated Shacks between June 28, 2017 and June 27, 2018. Same-Shack sales increased $1.5 million, or 1.3%. The increase in same-Shack sales, consisted of a combined increase in price and sales mix of 4.6% offset by a 3.3% decrease in guest

Shake Shack Inc. Form 10-Q | 27

traffic. Excluding all transactions associated with the free burger promotion in the prior year, our same-Shack sales would have been 1.5% for the twenty-six weeks ended June 27, 2018, with traffic declining by 2.4%. For purposes of calculating same-Shack sales growth, Shack sales for 50 Shacks were included in the comparable Shack base.
Licensing Revenue
Licensing revenue is comprised of license fees, opening fees for certain licensed Shacks and territory fees. License fees are calculated as a percentage of sales and territory fees are payments for the exclusive right to develop Shacks in a specific geographic area.
Licensing revenue was $3.4 million for the thirteen weeks ended June 27, 2018 compared to $3.3 million for the thirteen weeks ended June 28, 2017, an increase of $0.1 million or 2.1%. Licensing revenue was $6.4 million for the twenty-six weeks ended June 27, 2018 compared to $5.9 million for the twenty-six weeks ended June 28, 2017, an increase of $0.5 million or 8.5%. The increase for the thirteen week period was primarily driven by 20 new licensed Shacks opened between June 28, 2017 and June 27, 2018, with strong performance in the Shacks throughout Asia, balanced by continued softness in the Middle East.
Food and Paper Costs
Food and paper costs include the direct costs associated with food, beverage and packaging of our menu items. The components of food and paper costs are variable by nature, changing with sales volume, and are impacted by menu mix and fluctuations in commodity costs.
Food and paper costs were $31.7 million for the thirteen weeks ended June 27, 2018 compared to $24.7 million for the thirteen weeks ended June 28, 2017, an increase of $7.0 million or 28.2%. Food and paper costs were $58.6 million for the twenty-six weeks ended June 27, 2018 compared to $45.9 million for the twenty-six weeks ended June 28, 2017, an increase of $12.7 million or 27.8%. The increases for the thirteen and twenty-six week periods were primarily due to the opening of 25 new domestic company-operated Shacks between June 28, 2017 and June 27, 2018.
As a percentage of Shack sales, food and paper costs remained constant at 28.1% for the thirteen weeks ended June 27, 2018 and June 28, 2017, which was a result of higher beef costs, offset by sponsorship receipts for our biennial leadership retreat. As a percentage of Shack sales, food and paper costs decreased to 28.1% from 28.3% for the twenty-six weeks ended June 27, 2018 and June 28, 2017, respectively. This decrease was the result of a number of factors including efficiencies in our remaining basket of food, the menu price increase we implemented in December 2017 and sponsorship receipts for our biennial leadership retreat, offset by rising beef costs and costs associated with the free burger promotion related to the launch of our mobile app.
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
Labor and related expenses were $29.7 million for the thirteen weeks ended June 27, 2018 compared to $22.4 million for the thirteen weeks ended June 28, 2017, an increase of $7.3 million or 32.6%. Labor and related expenses were $56.4 million for the twenty-six weeks ended June 27, 2018 compared to $42.9 million for the twenty-six weeks ended June 28, 2017, an increase of $13.5 million or 31.6%. These increases for the thirteen and twenty-six week periods were primarily due to the opening of 25 new domestic company-operated Shacks between June 28, 2017 and June 27, 2018.
As a percentage of Shack sales, labor and related expenses increased to 26.3% and 27.0% for the thirteen and twenty-six weeks ended June 27, 2018, respectively, compared to 25.5% and 26.4% for the thirteen and twenty-six weeks ended June 28, 2017, respectively. The increases for the thirteen and twenty-six week periods were primarily due to ongoing increases to hourly minimum wages, the entry of lower volume Shacks into the system, as well as the timing of new Shack openings which typically carry higher labor costs initially.

28 | Shake Shack Inc. Form 10-Q

Other Operating Expenses
Other operating expenses consist of Shack-level marketing expenses, utilities and other operating expenses incidental to operating our domestic company-operated Shacks, such as non-perishable supplies, credit card fees, property insurance and the costs of repairs and maintenance.
Other operating expenses were $12.3 million for the thirteen weeks ended June 27, 2018 compared to $8.5 million for the thirteen weeks ended June 28, 2017, an increase of $3.8 million or 44.7%. Other operating expenses were $23.0 million for the twenty-six weeks ended June 27, 2018 compared to $16.2 million for the twenty-six weeks ended June 28, 2017, an increase of $6.8 million or 42.7%. The increases for the thirteen and twenty-six week periods were primarily due to the opening of 25 new domestic company-operated Shacks between June 28, 2017 and June 27, 2018.
As a percentage of Shack sales, other operating expenses increased to 10.9% and 11.0% for the thirteen and twenty-six weeks ended June 27, 2018, respectively, compared to 9.6% and 10.0% for the thirteen and twenty-six weeks ended June 28, 2017, respectively. The increase was due to higher repair and maintenance costs related to some mature, high-volume Shacks and delivery commissions paid as part of the integrated pilots during the year.
Occupancy and Related Expenses
Occupancy and related expenses consist of Shack-level occupancy expenses (including rent, common area expenses and certain local taxes), and exclude occupancy expenses associated with unopened Shacks which are recorded separately in pre-opening costs.
Occupancy and related expenses were $7.4 million for the thirteen weeks ended June 27, 2018 compared to $7.0 million for the thirteen weeks ended June 28, 2017, an increase of $0.4 million or 5.1%. Occupancy and related expenses were $15.1 million for the twenty-six weeks ended June 27, 2018 compared to $13.2 million for the twenty-six weeks ended June 28, 2017, an increase of $1.9 million or 14.0%. The increases for the thirteen and twenty-six week periods were primarily due to the opening of 25 new domestic company-operated Shacks between June 28, 2017 and June 27, 2018, offset by the impact from a one-time benefit to deferred rent related to certain historical leases with co-tenancy provisions.
As a percentage of Shack sales, occupancy and related expenses decreased to 6.6% and 7.2% for the thirteen and twenty-six weeks ended June 27, 2018, respectively, compared to 8.0% and 8.2% for the thirteen and twenty-six weeks ended June 28, 2017, respectively. The decreases primarily due to the increased number of leases where we are deemed to be the accounting owner and for which less rent expense is recognized and the impact from a one-time benefit to deferred rent related to certain historical leases with co-tenancy provisions, partially offset by the introduction of Shacks at various volumes into the system.
General and Administrative Expenses
General and administrative expenses consist of costs associated with corporate and administrative functions that support Shack development and operations, as well as equity-based compensation expense.
General and administrative expenses were $12.6 million for the thirteen weeks ended June 27, 2018 compared to $9.7 million for the thirteen weeks ended June 28, 2017, an increase of $2.9 million or 30.1%. General and administrative expenses were $24.4 million for the twenty-six weeks ended June 27, 2018 compared to $18.1 million for the twenty-six weeks ended June 28, 2017, an increase of $6.3 million or 34.4%. The increase for the thirteen week period was primarily driven by higher payroll expenses from increased headcount at our Home Office to support our ongoing growth. The increase for the twenty-six week period was primarily driven by the aforementioned costs as well as costs related to the relocation of our new Home Office, including duplicative non-cash deferred rent, a net loss on the sublease of our old Home Office and the disposal of certain fixed assets.
As a percentage of total revenue, general and administrative expenses increased to 10.8% and 11.3% for the thirteen and twenty-six weeks ended June 27, 2018, respectively, from 10.6% and 10.8% for the thirteen and twenty-six weeks ended June 28, 2017, respectively. These increases were primarily due to the aforementioned items.
Depreciation Expense
Depreciation expense consists of the depreciation of fixed assets, including leasehold improvements and equipment.
Depreciation expense was $7.0 million for the thirteen weeks ended June 27, 2018 compared to $5.3 million for the thirteen weeks ended June 28, 2017, an increase of $1.7 million or 32.5%. Depreciation expense was $13.5 million for the twenty-six weeks ended June 27, 2018 compared to $10.0 million for the twenty-six weeks ended June 28, 2017, an increase of $3.5 million or 34.6%. The

Shake Shack Inc. Form 10-Q | 29

increases for the thirteen and twenty-six week periods were primarily due to incremental depreciation of capital expenditures related to the opening of 25 new domestic company-operated Shacks between June 28, 2017 and June 27, 2018.
As a percentage of total revenue, depreciation expense increased to 6.0% and 6.3% for the thirteen and twenty-six weeks ended June 27, 2018, respectively, compared to 5.8% and 6.0% for the thirteen and twenty-six weeks ended June 28, 2017, respectively, primarily due to the entry of Shacks at various volumes into the system.
Pre-Opening Costs
Pre-opening costs consist primarily of legal fees, rent, managers' salaries, training costs, employee payroll and related expenses, costs to relocate and compensate Shack management teams prior to an opening and wages, travel and lodging costs for our opening training team and other supporting team members. All such costs incurred prior to the opening of a domestic company-operated Shack are expensed in the period in which the expense was incurred. Pre-opening costs can fluctuate significantly from period to period, based on the number and timing of domestic company-operated Shack openings and the specific pre-opening costs incurred for each domestic company-operated Shack. Additionally, domestic company-operated Shack openings in new geographic market areas may initially experience higher pre-opening costs than our established geographic market areas, such as the New York City metropolitan area, where we have greater economies of scale and incur lower travel and lodging costs for our training team.
Pre-opening costs were $2.4 million for the thirteen weeks ended June 27, 2018 compared to $1.9 million for the thirteen weeks ended June 28, 2017, an increase of $0.5 million or 29.1%. Pre-opening costs were $4.5 million for the twenty-six weeks ended June 27, 2018 compared to $4.3 million for the twenty-six weeks ended June 28, 2017, an increase of $0.2 million or 3.7%. These increases were due to the timing and total number of new domestic company-operated Shacks expected to open.
Loss on Disposal of Property and Equipment
Loss on disposal of property and equipment represents the net book value of assets that have been retired and consists primarily of furniture and fixtures that were replaced in the normal course of business.
The loss on disposal of property and equipment for the thirteen and twenty-six weeks ended June 27, 2018 was $0.2 million and $0.4 million, respectively, compared to $0.1 million for the thirteen and twenty-six weeks ended June 28, 2017.
Other Income, Net
Other income, net consists of interest income, dividend income and net realized gains and losses from the sale of marketable securities.
Other income, net for the thirteen and twenty-six weeks ended June 27, 2018 was $0.4 million and $0.6 million, respectively, compared to $0.2 million and $0.4 million for the thirteen and twenty-six weeks ended June 28, 2017, respectively, which primarily consisted of dividend income related to the investments in marketable securities.
Interest Expense
Interest expense primarily consists of amortization of deferred financing costs, imputed interest on deferred compensation, interest on the current portion of our liabilities under the Tax Receivable Agreement, imputed interest on our deemed landlord financing liability as well as interest and fees on our Revolving Credit Facility.
Interest expense for the thirteen and twenty-six weeks ended June 27, 2018 was $0.6 million and $1.2 million, respectively, compared to $0.4 million and $0.7 million for the thirteen and twenty-six weeks ended June 28, 2017, respectively. These increases were primarily due to the increased number of leases where we are deemed to be the accounting owner.
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

30 | Shake Shack Inc. Form 10-Q

Income tax expense was $2.2 million for the thirteen weeks ended June 27, 2018 compared to $3.4 million for the thirteen weeks ended June 28, 2017. Our effective income tax rate decreased to 17.5% for the thirteen weeks ended June 27, 2018 from 29.3% for the thirteen weeks ended June 28, 2017. The decrease in income tax expense is primarily driven by the aforementioned rate reduction resulting from the enactment of the TCJA, partially offset by the increase in our ownership interest in SSE Holdings, which increases our share of the taxable income of SSE Holdings, and higher foreign withholding taxes.
Income tax expense was $3.4 million for the twenty-six weeks ended June 27, 2018 compared to $5.0 million for the twenty-six weeks ended June 28, 2017. Our effective income tax rate decreased to 18.1% for the twenty-six weeks ended June 27, 2018 from 29.5% for the twenty-six weeks ended June 28, 2017.
As our ownership interest in SSE Holdings increases, our share of the taxable income of SSE Holdings will also increase. When compared to consolidated pre-tax income, this will result in increases to our effective income tax rate. Our weighted-average ownership interest in SSE Holdings increased to 75.2% and 74.4% for the thirteen and twenty-six weeks ended June 27, 2018, respectively, compared to 70.4% and 70.0% for the thirteen and twenty-six weeks ended June 28, 2017, respectively.
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
Net income attributable to non-controlling interests was $3.0 million and $3.3 million for the thirteen weeks ended June 27, 2018 and June 28, 2017, respectively, a decrease of $0.3 million or 10.2%. This decrease was primarily driven by the decrease in the non-controlling interest holders' weighted average ownership, which was 24.8% and 29.6% for the thirteen weeks ended June 27, 2018 and June 28, 2017, respectively.
Net income attributable to non-controlling interests was $4.4 million and $4.9 million for the twenty-six weeks ended June 27, 2018 and June 28, 2017, respectively, a decrease of $0.5 million or 9.4%. This decrease was primarily driven by a decrease in the non-controlling interest holders' weighted average ownership, which was 25.6% and 30.0% for the twenty-six weeks ended June 27, 2018 and June 28, 2017, respectively.

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

32 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 27 2018	June 28 2017	June 27 2018	June 28 2017
Operating income	$13,018	$11,737	$19,532	$17,365
Less:
Licensing revenue	3,384	3,313	6,411	5,907
Add:
General and administrative expenses	12,587	9,678	24,396	18,148
Depreciation expense	6,968	5,258	13,466	10,006
Pre-opening costs	2,421	1,876	4,450	4,291
Loss on disposal of property and equipment	196	100	386	113
Shack-level operating profit	$31,806	$25,336	$55,819	$44,016

Total revenue	$116,282	$91,316	$215,398	$168,065
Less: licensing revenue	3,384	3,313	6,411	5,907
Shack sales	$112,898	$88,003	$208,987	$162,158

Shack-level operating profit margin	28.2%	28.8%	26.7%	27.1%

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

Shake Shack Inc. Form 10-Q | 33

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	June 27 2018	June 28 2017	June 27 2018	June 28 2017
Net income	$10,571	$8,184	$15,550	$12,046
Depreciation expense	6,968	5,258	13,466	10,006
Interest expense, net	613	347	1,171	630
Income tax expense	2,240	3,385	3,438	5,043
EBITDA	20,392	17,174	33,625	27,725

Equity-based compensation	1,303	1,285	2,740	2,534
Deferred rent	(361)	302	(292)	527
Loss on disposal of property and equipment	196	100	386	113
Executive and management transition costs(1)	248	517	248	651
Project Concrete(2)	77	—	316	—
Costs related to relocation of Home Office(3)	19	—	1,017	—
Adjusted EBITDA	$21,874	$19,378	$38,040	$31,550

Adjusted EBITDA margin	18.8%	21.2%	17.7%	18.8%

(1)
For the thirteen and twenty-six weeks ended June 27, 2018, represents fees paid in connection with the search for our open executive and key management positions, and other transition costs, including related equity-based compensation. For the thirteen and twenty-six weeks ended June 28, 2017, represents fees paid to an executive recruiting firm and a non-recurring signing bonus paid upon the hiring of our chief financial officer.

(2) Represents consulting and advisory fees related to our enterprise-wide system upgrade initiative called Project Concrete.
(3) Costs incurred in connection with our relocation to a new Home Office, which is comprised of: (i) $326 of duplicative non-cash deferred rent, (ii) $672 net loss on the sublease of our prior Home Office, including the write-off of certain fixed assets and (iii) $19 of administrative cost.
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

34 | Shake Shack Inc. Form 10-Q

and diluted share should be evaluated in conjunction with our GAAP financial results. A reconciliation of adjusted pro forma net income to net income attributable to Shake Shack Inc., the most directly comparable GAAP measure, and the computation of adjusted pro forma earnings per fully exchanged and diluted share are set forth below.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands, except per share amounts)	June 27 2018	June 28 2017	June 27 2018	June 28 2017
Numerator:
Net income attributable to Shake Shack Inc.	$7,604	$4,879	$11,112	$7,146
Adjustments:
Reallocation of net income attributable to non-controlling interests from the assumed exchange of LLC Interests(1)	2,967	3,305	4,438	4,900
Executive and management transition costs(2)	248	517	248	651
Project Concrete(3)	77	—	316	—
Costs related to relocation of Home Office(4)	19	—	1,017	—
Tax effect of change in tax basis related to the adoption of ASC 606	—	—	(311)	—
Income tax expense(5)	47	(1,432)	(199)	(1,753)
Adjusted pro forma net income	$10,962	$7,269	$16,621	$10,944

Denominator:
Weighted-average shares of Class A common stock outstanding—diluted	28,754	26,312	28,288	26,133
Adjustments:
Assumed exchange of LLC Interests for shares of Class A common stock(1)	9,144	10,869	9,452	10,977
Adjusted pro forma fully exchanged weighted-average shares of Class A common stock outstanding—diluted	37,898	37,181	37,740	37,110

Adjusted pro forma earnings per fully exchanged share—diluted	$0.29	$0.20	$0.44	$0.29

(1)
Assumes the exchange of all outstanding LLC Interests for shares of Class A common stock, resulting in the elimination of the non-controlling interest and recognition of the net income attributable to non-controlling interests.

(2)
For the thirteen and twenty-six weeks ended June 27, 2018, represents fees paid in connection with the search for our open executive and key management positions, and other transition costs, including related equity-based compensation. For the thirteen and twenty-six weeks ended June 28, 2017, represents fees paid to an executive recruiting firm and a non-recurring signing bonus paid upon the hiring of our chief financial officer.

(3) Represents consulting and advisory fees related to our enterprise-wide system upgrade initiative called Project Concrete.
(4) Costs incurred in connection with our relocation to a new Home Office, which is comprised of: (i) $326 of duplicative non-cash deferred rent, (ii) $672 net loss on the sublease of our prior Home Office, including the write-off of certain fixed assets and (iii) $19 of administrative costs.

(5)
Represents the tax effect of the aforementioned adjustments and pro forma adjustments to reflect corporate income taxes at assumed effective tax rates of 16.7% and 19.2% for thirteen and twenty-six weeks ended June 27, 2018, respectively, and 39.9% and 38.3% for the thirteen and twenty-six weeks ended June 28, 2017, respectively. Amounts include provisions for U.S. federal and certain state and local income taxes, assuming the highest statutory rates apportioned to each applicable state and local jurisdiction.

Shake Shack Inc. Form 10-Q | 35

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, short-term investments and availability under our Revolving Credit Facility. As of June 27, 2018, we maintained a cash and cash equivalents balance of $30.9 million, a short-term investments balance of $61.4 million and had $19.3 million of availability under our Revolving Credit Facility.
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
In addition, we are obligated to make payments to certain members of SSE Holdings under the Tax Receivable Agreement. As of June 27, 2018, such obligations totaled $177.4 million. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. Although the amount of any payments that must be made under the Tax Receivable Agreement may be significant, the timing of these payments will vary and will generally be limited to one payment per member per year. The amount of such payments are also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us or to SSE Holdings, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
We believe that cash provided by operating activities, cash on hand and availability under the Revolving Credit Facility will be sufficient to fund our operating lease obligations, capital expenditures, deemed landlord financing obligations and working capital needs for at least the next 12 months and the foreseeable future.
Summary of Cash Flows
The following table presents a summary of our cash flows from operating, investing and financing activities.

	Twenty-Six Weeks Ended
(in thousands)	June 27 2018	June 28 2017
Net cash provided by operating activities	$40,874	$33,730
Net cash used in investing activities	(34,790)	(25,351)
Net cash provided by financing activities	3,288	2,450
Increase in cash	9,372	10,829
Cash at beginning of period	21,507	11,607
Cash at end of period	$30,879	$22,436
Operating Activities
For the twenty-six weeks ended June 27, 2018 net cash provided by operating activities was $40.9 million compared to $33.7 million for the twenty-six weeks ended June 28, 2017, an increase of $7.2 million. This increase was primarily driven by the opening of 25 new domestic company-operated Shacks.
Investing Activities
For the twenty-six weeks ended June 27, 2018 net cash used in investing activities was $34.8 million compared to $25.4 million for the twenty-six weeks ended June 28, 2017, an increase of $9.4 million. This increase was primarily due to an increase in capital expenditures partially offset by an increase in net sales of marketable securities.

36 | Shake Shack Inc. Form 10-Q

Financing Activities
For the twenty-six weeks ended June 27, 2018 net cash provided by financing activities was $3.3 million compared to $2.5 million for the twenty-six weeks ended June 28, 2017, an increase of $0.8 million. This increase is primarily due to lower payments made under the Tax Receivable Agreement and distributions to our non-controlling interest holders in current quarter as compared to prior year, partially offset by lower proceeds from the exercise of employee stock options.
Revolving Credit Facility
We maintain a Revolving Credit Facility that provides for a revolving total commitment amount of $50.0 million, of which $20.0 million is available immediately. The Revolving Credit Facility will mature and all amounts outstanding will be due and payable in February 2020. The Revolving Credit Facility permits the issuance of letters of credit upon our request of up to $10.0 million. Borrowings under the Revolving Credit Facility bear interest at either: (i) LIBOR plus a percentage ranging from 2.3% to 3.3% or (ii) the prime rate plus a percentage ranging from 0.0% to 0.8%, depending on the type of borrowing made under the Revolving Credit Facility. As of June 27, 2018, there were no amounts outstanding under the Revolving Credit Facility. We had $19.3 million of availability, as of June 27, 2018, after giving effect to $0.7 million in outstanding letters of credit.
The Revolving Credit Facility is secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' wholly-owned domestic subsidiaries (with certain exceptions).
The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability to, subject to specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; pay dividends or make distributions; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the Revolving Credit Facility contains certain cross-default provisions. We are required to maintain a specified consolidated fixed-charge coverage ratio and a specified funded net debt to adjusted EBITDA ratio, both as defined under the Revolving Credit Facility. As of June 27, 2018, we were in compliance with all covenants.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 27, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Shake Shack Inc.
(Registrant)

Date: August 6, 2018	By:	/s/ Randy Garutti
Randy Garutti
Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: August 6, 2018	By:	/s/ Tara Comonte
Tara Comonte
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Shake Shack Inc. Form 10-Q | 41