Form 10-Q
period 2018-09-26
Shake Shack Inc.
filed 2018-11-05
CIK 1620533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of October 24, 2018, there were 29,371,355 shares of Class A common stock outstanding and 7,688,921 shares of Class B common stock outstanding.

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

Shake Shack Inc. Form 10-Q | 1

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).

2 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	September 26 2018	December 27 2017
ASSETS
Current assets:
Cash and cash equivalents	$29,295	$21,507
Marketable securities	61,800	63,036
Accounts receivable	9,325	5,641
Inventories	1,378	1,258
Prepaid expenses and other current assets	2,119	1,757
Total current assets	103,917	93,199
Property and equipment, net	241,702	187,095
Deferred income taxes, net	243,021	185,914
Other assets	3,682	4,398
TOTAL ASSETS	$592,322	$470,606
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,654	$8,210
Accrued expenses	22,759	11,649
Accrued wages and related liabilities	7,996	6,228
Other current liabilities	8,391	7,937
Total current liabilities	48,800	34,024
Deemed landlord financing	19,867	14,518
Deferred rent	43,476	36,596
Liabilities under tax receivable agreement, net of current portion	201,077	158,436
Other long-term liabilities	7,522	2,553
Total liabilities	320,742	246,127
Commitments and contingencies
Stockholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of September 26, 2018 and December 27, 2017.	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 29,371,355 and 26,527,477 shares issued and outstanding as of September 26, 2018 and December 27, 2017, respectively.	29	27
Class B common stock, $0.001 par value—35,000,000 shares authorized; 7,688,921 and 10,250,007 shares issued and outstanding as of September 26, 2018 and December 27, 2017, respectively.	8	10
Additional paid-in capital	192,760	153,105
Retained earnings	31,362	16,399
Accumulated other comprehensive loss	—	(49)
Total stockholders' equity attributable to Shake Shack Inc.	224,159	169,492
Non-controlling interests	47,421	54,987
Total equity	271,580	224,479
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$592,322	$470,606
See accompanying Notes to Condensed Consolidated Financial Statements.

Shake Shack Inc. Form 10-Q | 3

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26 2018	September 27 2017	September 26 2018	September 27 2017
Shack sales	$115,882	$91,100	$324,869	$253,258
Licensing revenue	3,765	3,509	10,176	9,416
TOTAL REVENUE	119,647	94,609	335,045	262,674
Shack-level operating expenses:
Food and paper costs	32,703	25,760	91,336	71,646
Labor and related expenses	31,232	23,806	87,651	66,692
Other operating expenses	13,496	9,229	36,536	25,380
Occupancy and related expenses	8,545	7,522	23,621	20,741
General and administrative expenses	13,151	9,204	37,547	27,352
Depreciation expense	7,439	5,604	20,905	15,610
Pre-opening costs	3,581	2,670	8,031	6,961
Loss on disposal of property and equipment	157	204	543	317
TOTAL EXPENSES	110,304	83,999	306,170	234,699
OPERATING INCOME	9,343	10,610	28,875	27,975
Other income, net	436	229	1,070	622
Interest expense	(592)	(475)	(1,770)	(1,144)
INCOME BEFORE INCOME TAXES	9,187	10,364	28,175	27,453
Income tax expense	2,241	2,494	5,679	7,537
NET INCOME	6,946	7,870	22,496	19,916
Less: net income attributable to non-controlling interests	1,921	2,873	6,359	7,773
NET INCOME ATTRIBUTABLE TO SHAKE SHACK INC.	$5,025	$4,997	$16,137	$12,143
Earnings per share of Class A common stock:
Basic	$0.17	$0.19	$0.58	$0.47
Diluted	$0.17	$0.19	$0.56	$0.46
Weighted-average shares of Class A common stock outstanding:
Basic	28,954	26,024	27,930	25,733
Diluted	29,883	26,477	28,820	26,248
See accompanying Notes to Condensed Consolidated Financial Statements.

4 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26 2018	September 27 2017	September 26 2018	September 27 2017
Net income	$6,946	$7,870	$22,496	$19,916
Other comprehensive income, net of tax:
Available-for-sale securities(1):
Change in net unrealized holding gains (losses)	—	53	(3)	36
Less: reclassification adjustments for net realized losses included in net income	—	14	16	28
Net change	—	67	13	64
OTHER COMPREHENSIVE INCOME	—	67	13	64
COMPREHENSIVE INCOME	6,946	7,937	22,509	19,980
Less: comprehensive income attributable to non-controlling interest	1,921	2,893	6,362	7,792
COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAKE SHACK INC.	$5,025	$5,044	$16,147	$12,188
(1) Net of tax benefit (expense) of $0 for the thirteen and thirty-nine weeks ended September 26, 2018 and September 27, 2017.
See accompanying Notes to Condensed Consolidated Financial Statements.

Shake Shack Inc. Form 10-Q | 5

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 27, 2017	26,527,477	$27	10,250,007	$10	$153,105	$16,399	$(49)	$54,987	$224,479
Cumulative effect of accounting changes						(1,174)	39	(439)	(1,574)
Net income						16,137		6,359	22,496
Other comprehensive income:
Net change related to available-for-sale securities							10	3	13
Equity-based compensation					4,534				4,534
Activity under stock compensation plans	282,792	—			2,318			1,836	4,154
Redemption of LLC Interests	2,561,086	2	(2,561,086)	(2)	14,633			(14,633)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					18,170				18,170
Distributions paid to non-controlling interest holders								(692)	(692)
BALANCE, SEPTEMBER 26, 2018	29,371,355	$29	7,688,921	$8	$192,760	$31,362	$—	$47,421	$271,580

See accompanying Notes to Condensed Consolidated Financial Statements.

6 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Thirty-Nine Weeks Ended
	September 26 2018	September 27 2017
OPERATING ACTIVITIES
Net income (including amounts attributable to non-controlling interests)	$22,496	$19,916
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	20,905	15,610
Equity-based compensation	4,470	3,823
Deferred income taxes	1,996	3,056
Non-cash interest expense	72	245
Loss on sale of marketable securities	16	27
Loss on disposal of property and equipment	543	317
Unrealized gain on available-for-sale securities	(1)	—
Net loss on sublease	672	—
Changes in operating assets and liabilities:
Accounts receivable	3,015	5,628
Inventories	(120)	(321)
Prepaid expenses and other current assets	(540)	1,844
Other assets	(895)	(516)
Accounts payable	437	536
Accrued expenses	3,860	4,455
Accrued wages and related liabilities	1,768	(957)
Other current liabilities	89	(1,544)
Deferred rent	786	702
Other long-term liabilities	3,216	1,150
NET CASH PROVIDED BY OPERATING ACTIVITIES	62,785	53,971
INVESTING ACTIVITIES
Purchases of property and equipment	(60,144)	(41,179)
Purchases of marketable securities	(910)	(6,675)
Sales of marketable securities	2,144	6,399
NET CASH USED IN INVESTING ACTIVITIES	(58,910)	(41,455)
FINANCING ACTIVITIES
Proceeds from deemed landlord financing	793	530
Payments on deemed landlord financing	(342)	(154)
Distributions paid to non-controlling interest holders	(692)	(2,392)
Payments under tax receivable agreement	—	(1,471)
Proceeds from stock option exercises	5,103	6,567
Employee withholding taxes related to net settled equity awards	(949)	(316)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,913	2,764
NET INCREASE IN CASH AND CASH EQUIVALENTS	7,788	15,280
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,507	11,607
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,295	$26,887
See accompanying Notes to Condensed Consolidated Financial Statements.

Shake Shack Inc. Form 10-Q | 7

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

8 | Shake Shack Inc. Form 10-Q

NOTE 1: NATURE OF OPERATIONS

Shake Shack Inc. ("we," "us," "our," "Shake Shack" and the "Company") was formed on September 23, 2014 as a Delaware corporation for the purpose of facilitating an initial public offering and other related transactions in order to carry on the business of SSE Holdings, LLC and its subsidiaries ("SSE Holdings"). We are the sole managing member of SSE Holdings and, as sole managing member, we operate and control all of the business and affairs of SSE Holdings. As a result, we consolidate the financial results of SSE Holdings and report a non-controlling interest representing the economic interest in SSE Holdings held by the other members of SSE Holdings. As of September 26, 2018 we owned 79.3% of SSE Holdings. Unless the context otherwise requires, "we," "us," "our," "Shake Shack," the "Company" and other similar references, refer to Shake Shack Inc. and, unless otherwise stated, all of its subsidiaries, including SSE Holdings.
We operate and license Shake Shack restaurants ("Shacks"), which serve hamburgers, chicken sandwiches, hot dogs, crinkle-cut fries, shakes, frozen custard, beer, wine and more. As of September 26, 2018, there were 188 Shacks in operation, system-wide, of which 107 were domestic company-operated Shacks, 11 were domestic licensed Shacks and 70 were international licensed Shacks.
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
SSE Holdings is considered a variable interest entity. Shake Shack Inc. is the primary beneficiary as we have the majority economic interest in SSE Holdings and, as the sole managing member, have decision making authority that significantly affects the economic performance of the entity, while the limited partners have no substantive kick-out or participating rights. As a result, we consolidate SSE Holdings. The assets and liabilities of SSE Holdings represent substantially all of our consolidated assets and liabilities with the exception of certain deferred taxes and liabilities under the Tax Receivable Agreement. As of September 26, 2018 and December 27, 2017, the net assets of SSE Holdings were $228,773 and $197,301, respectively. The assets of SSE Holdings are subject to certain restrictions in SSE Holdings' revolving credit agreements. See Note 8 for more information.
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

Shake Shack Inc. Form 10-Q | 9

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

We plan to adopt the standard on December 27, 2018, electing the optional transition method to apply the standard as of the transition date. As a result, we will not apply the standard to the comparative periods presented.

We plan to elect the transition package of three practical expedients permitted under the new standard, which among other things, allows us to carryforward our historical lease classifications. We also made certain preliminary accounting policy elections for new leases post-transition, including the election to combine components. We are further evaluating other optional practical expedients and policy elections, as well as the impact of the standard to our processes, disclosures and internal control over financial reporting.

It is likely that the adoption will have a significant impact to our consolidated balance sheet given the extent of our real estate lease portfolio. We are completing our estimate of the impact, which is dependent on a number of key assumptions and factors, such as the discount rate as of the transition date, and the number of leases we will take possession of by the end of the year. Additionally, we expect that substantially all of our landlord funded assets and deemed landlord financing liabilities will be fully derecognized upon transition.

While we are continuing to assess all impacts of the standard, we currently do not expect our existing operating leases to have a material impact on our statement of income. For those leases where we are involved in construction and deemed to be the accounting owner, we will determine their lease classification. If they result in operating leases, we expect an increase to occupancy and related expenses, and a decrease to interest and depreciation expense post-transition.

We believe our real estate portfolio represents a significant portion of our overall lease portfolio, however, we are still in the process of evaluating other leases, such as equipment and embedded leases.
December 27, 2018
Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15)
This standard provides additional guidance on accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. The standard aligns the requirements for capitalizing implementation costs of such arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard also clarifies the presentation and classification of the capitalized costs, amortization expense, and the associated treatment in the statement of cash flows by aligning these items with the same treatment for costs of the hosting service itself. Early adoption is permitted, including adoption in any interim period, utilizing either a prospective or retrospective adoption methodology.

We intend on early adopting this standard during the fourth quarter 2018, on a prospective basis. We are in the early stages of an implementation of an enterprise-wide system initiative, therefore, we expect to be able to capitalize some implementation costs related to this initiative that previously would have been expensed as incurred.

September 27, 2018

Shake Shack Inc. Form 10-Q | 11

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

Shake Shack Inc. Form 10-Q | 12

Revenue recognized for the thirteen and thirty-nine weeks ended September 26, 2018 under ASC 606 and revenue that would have been recognized for the thirteen and thirty-nine weeks ended September 26, 2018 had ASC 605 been applied is as follows:

	Thirteen Weeks Ended September 26, 2018			Thirty-Nine Weeks Ended September 26, 2018
	As reported under ASC 606	If reported under ASC 605	Increase (decrease)	As reported under ASC 606	If reported under ASC 605	Increase (decrease)
Shack sales	$115,882	$115,882	$—	$324,869	$324,869	$—
Licensing revenue	3,765	3,909	(144)	10,176	10,581	(405)
Total revenue	$119,647	$119,791	$(144)	$335,045	$335,450	$(405)

Revenue recognized during the thirteen and thirty-nine weeks ended September 26, 2018 (under ASC 606) and thirteen and thirty-nine weeks ended September 27, 2017 (under ASC 605) disaggregated by type is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26 2018	September 27 2017	September 26 2018	September 27 2017
Shack sales	$115,882	$91,100	$324,869	$253,258
Licensing revenue:
Sales-based royalties	3,660	3,318	9,951	8,918
Initial territory and opening fees	105	191	225	498
Total revenue	$119,647	$94,609	$335,045	$262,674

The aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of September 26, 2018 is $11,332. We expect to recognize this amount as revenue over a long-term period, as the license term for each Shack ranges from 5 to 20 years. This amount excludes any variable consideration related to sales-based royalties.
Contract Balances
Opening and closing balances of contract liabilities and receivables from contracts with customers is as follows:

	September 26 2018	December 28 2017
Shack sales receivables	$2,460	$2,184
Licensing receivables	3,187	1,522
Gift card liability	1,358	1,472
Deferred revenue, current	291	265
Deferred revenue, long-term	7,027	3,742

Revenue recognized during the thirteen and thirty-nine weeks ended September 26, 2018 that was included in their respective liability balances at the beginning of the period is as follows:

	Thirteen Weeks Ended September 26 2018	Thirty-Nine Weeks Ended September 26 2018
Gift card liability	$59	$467
Deferred revenue, current	67	185

Shake Shack Inc. Form 10-Q | 13

NOTE 4: FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis as of September 26, 2018 and December 27, 2017, and indicate the classification within the fair value hierarchy.
Cash, Cash Equivalents and Marketable Securities
The following tables summarize our cash, cash equivalents and marketable securities by significant investment categories as of September 26, 2018 and December 27, 2017:

	September 26, 2018
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$24,290	$—	$—	$24,290	$24,290	$—
Level 1:
Money market funds	5,005	—	—	5,005	5,005	—
Mutual funds	61,860	—	(60)	61,800	—	61,800
Level 2:
Corporate debt securities(1)	—	—	—	—	—	—
Total	$91,155	$—	$(60)	$91,095	$29,295	$61,800

	December 27, 2017
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$16,138	$—	$—	$16,138	$16,138	$—
Level 1:
Money market funds	5,369	—	—	5,369	5,369	—
Mutual funds	60,985	—	(61)	60,924	—	60,924
Level 2:
Corporate debt securities(1)	2,125	2	(15)	2,112	—	2,112
Total	$84,617	$2	$(76)	$84,543	$21,507	$63,036

(1)
Corporate debt securities were measured at fair value using a market approach utilizing observable prices for identical securities or securities with similar characteristics and inputs that are observable or can be corroborated by observable market data.

On December 28, 2017, we adopted ASU 2016-01, which requires certain equity investments to be measured at fair value with changes in fair value recognized in net income. Net unrealized gains on available-for-sale equity securities totaling $62 and $1 were included on the Condensed Consolidated Statements of Income during the thirteen and thirty-nine weeks ended September 26, 2018, respectively. Net unrealized losses on available-for-sale securities totaling $74 were included in accumulated other comprehensive income on the Condensed Consolidated Balance Sheet as of December 27, 2017.

14 | Shake Shack Inc. Form 10-Q

The following tables summarize the gross unrealized losses and fair values for those investments that were in an unrealized loss position as of September 26, 2018 and December 27, 2017, aggregated by investment category and the length of time that individual securities have been in a continuous loss position:

	September 26, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Money market funds	$—	$—	$—	$—	$—	$—
Mutual funds	61,800	(60)	—	—	61,800	(60)
Corporate debt securities	—	—	—	—	—	—
Total	$61,800	$(60)	$—	$—	$61,800	$(60)

	December 27, 2017
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Money market funds	$—	$—	$—	$—	$—	$—
Mutual funds	60,924	(61)	—	—	60,924	(61)
Corporate debt securities	1,675	(12)	162	(3)	1,837	(15)
Total	$62,599	$(73)	$162	$(3)	$62,761	$(76)

A summary of other income from available-for-sale securities recognized during the thirteen and thirty-nine weeks ended September 26, 2018 and September 27, 2017 is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26 2018	September 27 2017	September 26 2018	September 27 2017
Available-for-sale securities:
Dividend income	$373	$222	$977	$591
Interest income	—	19	7	58
Realized gain (loss) on sale of investments	1	(12)	(15)	(27)
Unrealized gain (loss) on available-for-sale equity securities	62	—	1	—
Total other income, net	$436	$229	$970	$622

A summary of available-for-sale securities sold and gross realized gains and losses recognized during the thirteen and thirty-nine weeks ended September 26, 2018 and September 27, 2017 is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26 2018	September 27 2017	September 26 2018	September 27 2017
Available-for-sale securities:
Gross proceeds from sales and redemptions	$—	$584	$2,144	$1,212
Cost basis of sales and redemptions	—	597	2,160	1,239
Gross realized gains included in net income	—	1	2	1
Gross realized losses included in net income	—	(13)	(18)	(28)
Amounts reclassified out of accumulated other comprehensive loss	—	14	16	28

Shake Shack Inc. Form 10-Q | 15

Realized gains and losses are determined on a specific identification method and are included in other income, net on the Condensed Consolidated Statements of Income.
We periodically review our marketable securities for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. As of September 26, 2018 and December 27, 2017, the declines in the market value of our marketable securities investment portfolio were considered to be temporary in nature.
Other Financial Instruments
The carrying value of our other financial instruments, including accounts receivable, accounts payable, and accrued expenses as of September 26, 2018 and December 27, 2017 approximated their fair value due to the short-term nature of these financial instruments.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets and liabilities that are measured at fair value on a non-recurring basis include our long-lived assets and indefinite-lived intangible assets. There were no impairments recognized during the thirteen and thirty-nine weeks ended September 26, 2018 and September 27, 2017.
NOTE 5: INVENTORIES

Inventories as of September 26, 2018 and December 27, 2017 consisted of the following:

	September 26 2018	December 27 2017
Food	$977	$874
Wine	72	69
Beer	95	85
Beverages	168	111
Retail merchandise	66	119
Inventories	$1,378	$1,258

16 | Shake Shack Inc. Form 10-Q

NOTE 6: PROPERTY AND EQUIPMENT

Property and equipment as of September 26, 2018 and December 27, 2017 consisted of the following:

	September 26 2018	December 27 2017
Leasehold improvements	$197,565	$166,963
Landlord funded assets	12,782	7,472
Equipment	36,325	31,608
Furniture and fixtures	12,381	10,128
Computer equipment and software	16,073	12,721
Construction in progress (includes landlord funded assets under construction)	44,302	16,458
Property and equipment, gross	319,428	245,350
Less: accumulated depreciation	77,726	58,255
Property and equipment, net	$241,702	$187,095
NOTE 7: SUPPLEMENTAL BALANCE SHEET INFORMATION

The components of other current liabilities as of September 26, 2018 and December 27, 2017 are as follows:

	September 26 2018	December 27 2017
Sales tax payable	$2,787	$1,813
Current portion of liabilities under tax receivable agreement	947	937
Gift card liability	1,358	1,472
Other	3,299	3,715
Other current liabilities	$8,391	$7,937

NOTE 8: DEBT

In January 2015, we executed a Third Amended and Restated Credit Agreement, which became effective on February 4, 2015 (together with the prior agreements and amendments, and as further amended, the "Revolving Credit Facility"), which provides for a revolving total commitment amount of $50,000, of which $20,000 is available immediately. The Revolving Credit Facility will mature and all amounts outstanding will be due and payable five years from the effective date. The Revolving Credit Facility permits the issuance of letters of credit upon our request of up to $10,000. Borrowings under the Revolving Credit Facility bear interest at either: (i) LIBOR plus a percentage ranging from 2.3% to 3.3% or (ii) the prime rate plus a percentage ranging from 0.0% to 0.8%, depending on the type of borrowing made under the Revolving Credit Facility. As of September 26, 2018 and December 27, 2017, there were no amounts outstanding under the Revolving Credit Facility. As of September 26, 2018, we had $19,317 of availability under the Revolving Credit Facility, after giving effect to $683 in outstanding letters of credit.
The Revolving Credit Facility is secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' wholly-owned domestic subsidiaries (with certain exceptions).

Shake Shack Inc. Form 10-Q | 17

The Revolving Credit Facility contains a number of covenants that, among other things, limit our ability to, subject to specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; pay dividends or make distributions; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the Revolving Credit Facility contains certain cross-default provisions. We are required to maintain a specified consolidated fixed-charge coverage ratio and a specified funded net debt to adjusted EBITDA ratio, both as defined under the Revolving Credit Facility. As of September 26, 2018, we were in compliance with all covenants.
As of September 26, 2018 and December 27, 2017 we had deemed landlord financing liabilities of $19,867 and $14,518, respectively, for certain leases where we are involved in the construction of leased assets and are considered the accounting owner of the construction project.
Total interest costs incurred were $633 and $1,897 for the thirteen and thirty-nine weeks ended September 26, 2018, respectively, and $527 and $1,260 for the thirteen and thirty-nine weeks ended September 27, 2017, respectively. Total amounts capitalized into property and equipment were $41 and $127 for the thirteen and thirty-nine weeks ended September 26, 2018, respectively, and $51 and $115 for the thirteen and thirty-nine weeks ended September 27, 2017, respectively.
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
The following table summarizes the ownership interest in SSE Holdings as of September 26, 2018 and December 27, 2017.

	September 26, 2018		December 27, 2017
	LLC Interests	Ownership%	LLC Interests	Ownership %
Number of LLC Interests held by Shake Shack Inc.	29,371,355	79.3%	26,527,477	72.1%
Number of LLC Interests held by non-controlling interest holders	7,688,921	20.7%	10,250,007	27.9%
Total LLC Interests outstanding	37,060,276	100.0%	36,777,484	100.0%

The weighted average ownership percentages for the applicable reporting periods are used to attribute net income and other comprehensive income to Shake Shack Inc. and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for the thirteen and thirty-nine weeks ended September 26, 2018 was 21.8% and 24.4%, respectively. The non-controlling interest holders' weighted average ownership percentage for the thirteen and thirty-nine weeks ended September 27, 2017 was 29.1% and 29.7%, respectively.

18 | Shake Shack Inc. Form 10-Q

The following table summarizes the effects of changes in ownership of SSE Holdings on our equity during the thirteen and thirty-nine weeks ended September 26, 2018 and September 27, 2017.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26 2018	September 27 2017	September 26 2018	September 27 2017
Net income attributable to Shake Shack Inc.	$5,025	$4,997	$16,137	$12,143
Other comprehensive income (loss):
Net change related to available-for-sale securities	—	47	10	45
Transfers (to) from non-controlling interests:
Increase in additional paid-in capital as a result of the redemption of LLC Interests	7,274	841	14,633	2,883
Increase in additional paid-in capital as a result of activity under stock compensation plans	215	78	2,318	3,580
Total effect of changes in ownership interest on equity attributable to Shake Shack Inc.	$12,514	$5,963	$33,098	$18,651

During the thirty-nine weeks ended September 26, 2018 and September 27, 2017, an aggregate of 2,561,086 and 685,800 LLC Interests, respectively, were redeemed by non-controlling interest holders for newly-issued shares of Class A common stock, and we received 2,561,086 and 685,800 LLC Interests in connection with these redemptions for the thirty-nine weeks ended September 26, 2018 and September 27, 2017, respectively, increasing our total ownership interest in SSE Holdings.
During the thirty-nine weeks ended September 26, 2018 and September 27, 2017, we received an aggregate of 282,792 and 323,927 LLC Interests, respectively, in connection with the activity under our stock compensation plan.
NOTE 10: EQUITY-BASED COMPENSATION

A summary of equity-based compensation expense recognized during the thirteen and thirty-nine weeks ended September 26, 2018 and September 27, 2017 is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26 2018	September 27 2017	September 26 2018	September 27 2017
Stock options	$719	$816	$2,319	$2,643
Performance stock units	750	345	1,668	1,029
Restricted stock units	167	128	483	151
Equity-based compensation expense	$1,636	$1,289	$4,470	$3,823
Total income tax benefit recognized related to equity-based compensation	$46	$47	$126	$142

Amounts are included in general and administrative expense and labor and related expenses on the Condensed Consolidated Statements of Income.

Shake Shack Inc. Form 10-Q | 19

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
Income Tax Expense
A reconciliation of income tax expense computed at the U.S. federal statutory income tax rate to the recognized income tax expense is as follows:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	September 26 2018		September 27 2017		September 26 2018		September 27 2017
Expected U.S. federal income taxes at statutory rate	$1,930	21.0%	$3,627	35.0%	$5,917	21.0%	$9,609	35.0%
State and local income taxes, net of federal benefit	643	7.0%	630	6.1%	1,885	6.7%	1,638	6.0%
Foreign withholding taxes	298	3.2%	292	2.8%	1,100	3.9%	705	2.6%
Tax credits	(181)	(2.0)%	(399)	(3.8)%	(1,378)	(4.9)%	(777)	(2.8)%
Non-controlling interest	(430)	(4.7)%	(1,132)	(10.9)%	(1,615)	(5.7)%	(3,114)	(11.3)%
Other	(19)	(0.1)%	(524)	(5.1)%	(230)	(0.8)%	(524)	(2.0)%
Income tax expense	$2,241	24.4%	$2,494	24.1%	$5,679	20.2%	$7,537	27.5%

Our effective income tax rates for the thirteen weeks ended September 26, 2018 and September 27, 2017 were 24.4% and 24.1%, respectively. The increase was primarily driven by an increase in our ownership interest in SSE Holdings, which increases our share of the taxable income of SSE Holdings, as well as decreases in tax credits, which were partially offset by the decrease in the U.S. federal corporate income tax rate from 35% to 21% due to the enactment of the Tax Cuts and Jobs Act of 2017 (the "TCJA"). Our weighted-average ownership interest in SSE Holdings was 78.2% and 70.9% for the thirteen weeks ended September 26, 2018 and September 27, 2017, respectively.
Our effective income tax rates for thirty-nine weeks ended September 26, 2018 and September 27, 2017 were 20.2% and 27.5%, respectively. The decrease was primarily driven by the reduction of the U.S. federal corporate income tax rate from 35% to 21% due to the enactment of the TCJA, partially offset by the increase in our ownership interest in SSE Holdings, which increases our share of the taxable income of SSE Holdings, and higher foreign withholding taxes. Our weighted-average ownership interest in SSE Holdings was 75.6% and 70.3% for the thirty-nine weeks ended September 26, 2018 and September 27, 2017, respectively.
Deferred Tax Assets and Liabilities
During the thirty-nine weeks ended September 26, 2018, we acquired an aggregate of 2,843,878 LLC Interests in connection with the redemption of LLC Interests and activity relating to our stock compensation plan. We recognized a deferred tax asset in the amount of $37,498 associated with the basis difference in our investment in SSE Holdings upon acquisition of these LLC Interests. As of September 26, 2018, the total deferred tax asset related to the basis difference in our investment in SSE Holdings was $179,767. However, a portion of the total basis difference will only reverse upon the eventual sale of our interest in SSE Holdings, which we expect would result in a capital loss. As of September 26, 2018, the total valuation allowance established against the deferred tax asset to which this portion relates was $7,732.
During the thirty-nine weeks ended September 26, 2018, we also recognized $11,996 of deferred tax assets related to additional tax basis increases generated from expected future payments under the Tax Receivable Agreement and related deductions for imputed interest on such payments. See "—Tax Receivable Agreement" for more information.

20 | Shake Shack Inc. Form 10-Q

We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of September 26, 2018, we concluded, based on the weight of all available positive and negative evidence, that all of our deferred tax assets (except for those deferred tax assets described above relating to basis differences that are expected to result in a capital loss upon the eventual sale of our interest in SSE Holdings) are more likely than not to be realized. As such, no additional valuation allowance was recognized.
Uncertain Tax Positions
No uncertain tax positions existed as of September 26, 2018. Shake Shack Inc. was formed in September 2014 and did not engage in any operations prior to the IPO and related organizational transactions. Shake Shack Inc. first filed tax returns for tax year 2014, which is the first tax year subject to examination by taxing authorities for U.S. federal and state income tax purposes. Additionally, although SSE Holdings is treated as a partnership for U.S. federal and state income taxes purposes, it is still required to file an annual U.S. Return of Partnership Income, which is subject to examination by the Internal Revenue Service ("IRS"). The statute of limitations has expired for tax years through 2014 for SSE Holdings.
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
During the thirty-nine weeks ended September 26, 2018, we acquired an aggregate of 2,561,086 LLC Interests in connection with the redemption of LLC Interests, which resulted in an increase in the tax basis of our investment in SSE Holdings subject to the provisions of the Tax Receivable Agreement. We recognized an additional liability in the amount of $42,641 for the TRA Payments due to the redeeming members, representing 85% of the aggregate tax benefits we expect to realize from the tax basis increases related to the redemption of LLC Interests, after concluding it was probable that such TRA Payments would be paid based on our estimates of future taxable income. No payments were made to the members of SSE Holdings pursuant to the Tax Receivable Agreement during the thirty-nine weeks ended September 26, 2018. During the thirty-nine weeks ended September 27, 2017, payments of $1,471, inclusive of interest, were made to the members of SSE Holdings pursuant to the Tax Receivable Agreement. As of September 26, 2018, the total amount of TRA Payments due under the Tax Receivable Agreement, was $202,024, of which $947 was included in other current liabilities on the Condensed Consolidated Balance Sheet. See Note 14 for more information relating to our liabilities under the Tax Receivable Agreement.
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

Shake Shack Inc. Form 10-Q | 21

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock for the thirteen and thirty-nine weeks ended September 26, 2018 and September 27, 2017.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26 2018	September 27 2017	September 26 2018	September 27 2017
Numerator:
Net income	$6,946	$7,870	$22,496	$19,916
Less: net income attributable to non-controlling interests	1,921	2,873	6,359	7,773
Net income attributable to Shake Shack Inc.	$5,025	$4,997	$16,137	$12,143
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	28,954	26,024	27,930	25,733
Effect of dilutive securities:
Stock options	857	411	809	486
Performance stock units	51	26	63	24
Restricted stock units	21	16	18	5
Weighted-average shares of Class A common stock outstanding—diluted	29,883	26,477	28,820	26,248

Earnings per share of Class A common stock—basic	$0.17	$0.19	$0.58	$0.47
Earnings per share of Class A common stock—diluted	$0.17	$0.19	$0.56	$0.46

Shares of our Class B common stock do not share in the earnings or losses of Shake Shack and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.
The following table presents potentially dilutive securities excluded from the computations of diluted earnings per share of Class A common stock for the thirteen and thirty-nine weeks ended September 26, 2018 and September 27, 2017.

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	September 26 2018		September 27 2017		September 26 2018		September 27 2017
Stock options (1)	—		18,676	(2)	—		18,676	(2)
Performance stock units (1)	59,341	(3)	86,396	(3)	59,341	(3)	86,396	(3)
Shares of Class B common stock	7,688,921	(4)	10,567,792	(4)	7,688,921	(4)	10,567,792	(4)
(1) Represents the number of instruments outstanding at the end of the period. Application of the treasury stock method would reduce this amount if they had a dilutive effect and were included in the computation of diluted earnings per shares.
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

22 | Shake Shack Inc. Form 10-Q

NOTE 13: SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information for the thirty-nine weeks ended September 26, 2018 and September 27, 2017:

	Thirty-Nine Weeks Ended
	September 26 2018	September 27 2017
Cash paid for:
Income taxes, net of refunds	$2,015	$1,936
Interest, net of amounts capitalized	1,601	684
Non-cash investing activities:
Accrued purchases of property and equipment	17,697	10,138
Capitalized landlord assets for leases where we are deemed the accounting owner	4,478	9,095
Accrued purchases of marketable securities	—	307
Capitalized equity-based compensation	64	86
Non-cash financing activities:
Class A common stock issued in connection with the redemption of LLC Interests	2	—
Cancellation of Class B common stock in connection with the redemption of LLC Interests	(2)	—
Establishment of liabilities under tax receivable agreement	42,641	12,918

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
As security under the terms of several of our leases, we are obligated under letters of credit totaling $160 as of September 26, 2018. The letters of credit expire in April 2019 and February 2026. In addition, in December 2013, we entered into an irrevocable standby letter of credit in conjunction with our home office lease in the amount of $80. The letter of credit expires in September 2019. In September 2017, we entered into an irrevocable standby letter of credit in conjunction with our new home office lease in the amount of $603. The letter of credit expires in August 2019 and renews automatically for one-year periods through January 2034.
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
Legal Contingencies
In February 2018, a claim was filed against Shake Shack in California state court alleging certain violations of the California Labor Code.  At a mediation between the parties, we agreed to settle the matter with the plaintiff and all other California employees who elect to participate in the settlement for $1,200.  As of September 26, 2018, an accrual in the amount of $1,200 was recorded for this matter and related expenses.

Shake Shack Inc. Form 10-Q | 23

We are subject to various legal proceedings, claims and liabilities, such as employment-related claims and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance. As of September 26, 2018, the amount of the ultimate liability with respect to these matters was not material.
Liabilities under Tax Receivable Agreement
As described in Note 11, we are a party to the Tax Receivable Agreement under which we are contractually committed to pay certain of the members of SSE Holdings 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of certain transactions. We are not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated with the transactions that gave rise to the payments are realized. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. During the thirty-nine weeks ended September 26, 2018 and September 27, 2017, we recognized liabilities totaling $42,641 and $12,918, respectively, relating to our obligations under the Tax Receivable Agreement, after concluding that it was probable that we would have sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. As of September 26, 2018 and December 27, 2017, our total obligations under the Tax Receivable Agreement, including accrued interest, were $202,024 and $159,373, respectively. There were no transactions subject to the Tax Receivable Agreement for which we did not recognize the related liability, as we concluded that we would have sufficient future taxable income to utilize all of the related tax benefits.
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
No amounts were paid to USHG for general corporate expenses for the thirteen weeks ended September 26, 2018 and September 27, 2017. Amounts paid to USHG for general corporate expenses were $2 and $6 for the thirty-nine weeks ended September 26, 2018 and September 27, 2017, respectively. These amounts are included in general and administrative expenses on the Condensed Consolidated Statements of Income.
No amounts were payable to USHG as of September 26, 2018 and December 27, 2017. No amounts were due from USHG as of September 26, 2018 and December 27, 2017.
Hudson Yards Sports and Entertainment
In fiscal 2011, we entered into a Master License Agreement (as amended, "MLA") with Hudson Yards Sports and Entertainment LLC ("HYSE") to operate Shake Shack branded limited menu concession stands in sports and entertainment venues within the United States. The agreement expires in January 2027 and includes five consecutive five-year renewal options at HYSE's option. As consideration for these rights, HYSE pays us a license fee based on a percentage of net food sales, as defined in the MLA. HYSE also pays us a percentage of profits on sales of branded beverages, as defined in the MLA. Amount paid to us by the HYSE for the thirteen and thirty-nine weeks ended September 26, 2018 were $200 and $311, respectively. Amounts paid to us by HYSE for the thirteen and thirty-nine weeks ended September 27, 2017 were $193 and $328, respectively. These amounts are included in licensing revenue on the Condensed Consolidated Statements of Income. Total amounts due from HYSE as of September 26, 2018 and December 27, 2017 were $82 and $18, respectively, which are included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

24 | Shake Shack Inc. Form 10-Q

Madison Square Park Conservancy
The Chairman of our Board of Directors serves as a director of the Madison Square Park Conservancy ("MSP Conservancy"), with which we have a license agreement and pay license fees to operate our Madison Square Park Shack. Amounts paid to MSP Conservancy as rent amounted to $203 and $673 for the thirteen and thirty-nine weeks ended September 26, 2018, respectively. Amounts paid to MSP Conservancy as rent amounted to $199 and $531 for the thirteen and thirty-nine weeks ended September 27, 2017, respectively. These amounts are included in occupancy and related expenses on the Condensed Consolidated Statements of Income. No amounts were due to MSP Conservancy as of September 26, 2018 and December 27, 2017.
No amounts were paid to us from MSP Conservancy during the thirteen and thirty-nine weeks ended September 26, 2018. No amounts were paid to us from MSP Conservancy during the thirteen weeks ended September 27, 2017. Amounts paid to us during the thirty-nine weeks ended September 27, 2017 totaled $200. No amounts were due to us from MSP Conservancy as of September 26, 2018 and December 27, 2017.
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
During the thirty-nine weeks ended September 26, 2018 and September 27, 2017 the Great American Shake Sale raised $343 and $631, respectively. No amounts were raised for both thirteen weeks ended September 26, 2018 and September 27, 2017. All proceeds were remitted to Share Our Strength in the respective years. We incurred costs of approximately $53 for the thirty-nine weeks ended September 26, 2018. No costs were incurred for the thirteen weeks ended September 26, 2018. We incurred costs of approximately $29 and $148 for the thirteen and thirty-nine weeks ended September 27, 2017, respectively. These costs represents the cost of the free shakes redeemed and are included in general and administrative expenses on the Condensed Consolidated Statements of Income.
Mobo Systems, Inc.
The Chairman of our Board of Directors serves as a director of Mobo Systems, Inc. (also known as "Olo"), a platform we use in connection with our mobile ordering application. Amounts paid to Olo during the thirteen and thirty-nine weeks ended September 26, 2018 were $28 and $80, respectively. Amounts paid to Olo during the thirteen and thirty-nine weeks ended September 27, 2017 were $19 and $57, respectively. These amounts are included in other operating expenses on the Condensed Consolidated Statements of Income. No amounts were payable to Olo as of September 26, 2018 and December 27, 2017.
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
Tax Receivable Agreement
As described in Note 11, we entered into a tax receivable agreement with certain members of SSE Holdings that provides for the payment by us of 85% of the amount of tax benefits, if any, that Shake Shack actually realizes or in some cases is deemed to realize as a result of certain transactions. No payments were made to the members of SSE Holdings pursuant to the Tax Receivable Agreement during the thirteen and thirty-nine weeks ended September 26, 2018. No payments were paid to the members during the thirteen weeks ended September 27, 2017. During the thirty-nine weeks ended September 27, 2017, payments totaling $1,471, inclusive of interest, were made to the members of SSE Holdings pursuant to the Tax Receivable Agreement. As of September 26, 2018 and December 27, 2017, total amounts due under the Tax Receivable Agreement were $202,024 and $159,373, respectively.

Shake Shack Inc. Form 10-Q | 25

Distributions to Members of SSE Holdings
Under the terms of the SSE Holdings LLC Agreement, SSE Holdings is obligated to make tax distributions to its members. During the thirteen and thirty-nine weeks ended September 26, 2018 distributions paid to non-controlling interest holders were $22 and $692, respectively. During the thirteen and thirty-nine weeks ended September 27, 2017 distributions paid to non-controlling interest holders were $13 and $2,392, respectively. No tax distributions were payable to non-controlling interest holders as of September 26, 2018 and December 27, 2017.

26 | Shake Shack Inc. Form 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
This section and other parts of this Quarterly Report on Form 10-Q ("Form 10-Q") contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), which are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact, such as our expected financial outlook for fiscal 2018, expected preliminary financial outlook for fiscal 2019, expected Shack openings, expected same-Shack sales growth and trends in our business. Forward-looking statements can also be identified by words such as "aim," "anticipate," "believe," "estimate," "expect," "forecast," "future," "intend," "outlook," "plan," "potential," "predict," "project," "seek," "may," "can," "will," "would," "could," "should," the negatives thereof and other similar expressions. Forward-looking statements are not guarantees of future performance and actual results may differ significantly from the results discussed in the forward-looking statements. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 27, 2017 ("2017 Form 10-K") and Part II, Item 1A of this Form 10-Q. The following discussion should be read in conjunction with our 2017 Form 10-K and the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years and the associated quarters, months and periods of those fiscal years. We undertake no obligation to revise or update any forward-looking statements for any reason, except as required by law.
OVERVIEW

Shake Shack is a modern day "roadside" burger stand serving a classic American menu of premium burgers, chicken sandwiches, hot dogs, crinkle cut fries, shakes, frozen custard, beer and wine. As of September 26, 2018, there were 188 Shacks in operation, system-wide, of which 107 were domestic company-operated Shacks, 11 were domestic licensed Shacks and 70 were international licensed Shacks.
Development Highlights
During the quarter, we opened seven domestic company-operated Shacks, which included our first Shacks in Birmingham and Nashville. Additionally, we continued to expand in New York with Shack openings in the West Village, which included our first-ever Innovation Kitchen, and Williamsburg, as well as our second Shack in Denver. We also opened two licensed Shacks, which included an international licensed Shack in the City of London and a domestic licensed Shack in Atlanta at the Hartsfield-Jackson Airport.
Financial Highlights for the Third Quarter 2018:

▪	Total revenue increased 26.5% to $119.6 million.

▪	Shack sales increased 27.2% to $115.9 million.

▪	Same-Shack sales decreased 0.7%.

▪
Operating income was $9.3 million, or 7.8% of total revenue, which included the impact of costs associated with Project Concrete and other one-time items totaling $1.5 million, resulting in a decrease of 11.9%.

▪	Shack-level operating profit*, a non-GAAP measure, increased 20.7% to $29.9 million, or 25.8% of Shack sales.

▪
Net income was $6.9 million and net income attributable to Shake Shack Inc. was $5.0 million, or $0.17 per diluted share, which included an after-tax impact of $1.2 million related to Project Concrete and other one-time items and resulted in a $0.04 impact to earnings per diluted share.

▪	Adjusted EBITDA*, a non-GAAP measure, increased 17.5% to $21.3 million.

▪	Adjusted pro forma net income*, a non-GAAP measure, increased 27.0% to $7.9 million, or $0.21 per fully exchanged and diluted share.

▪	Nine system-wide Shack openings, comprising seven domestic company-operated Shacks and two licensed Shacks.

Shake Shack Inc. Form 10-Q | 27

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
We continued to execute on our growth strategies in 2018 and the third quarter was positively impacted by the incremental sales from the 28 new domestic company-operated Shacks opened between September 27, 2017 and September 26, 2018, partially offset by increased labor and related expenses resulting from ongoing increases in minimum wages, commissions paid as part of certain third-party delivery pilots and higher repairs and maintenance and certain fixed operating expenses.
Net income attributable to Shake Shack Inc. was $5.0 million, or $0.17 per diluted share, for the third quarter of 2018, compared to $5.0 million, or $0.19 per diluted share, for the same period last year. On an adjusted pro forma basis, which excludes certain non-recurring and other items and also assumes that all outstanding LLC Interests were exchanged for shares of Class A common stock as of the beginning of the period, we would have recognized net income of $7.9 million, or $0.21 per fully exchanged and diluted share, for the third quarter of 2018 compared to $6.2 million, or $0.17 per fully exchanged and diluted share for the third quarter of 2017, an increase of 27.0%.
FISCAL 2018 OUTLOOK

For the fiscal year ending December 26, 2018, we have revised our financial outlook to the following:

	Current Outlook	Previous Outlook
Total revenue	$450 to $452 million	$446 to $450 million
Licensing revenue	approximately $13 million	$12 to $13 million
Same-Shack sales growth (%)	0% to 1%	0% to 1%
Domestic company-operated Shack openings	33 to 34	32 to 35
Licensed Shack openings, net	14 to 16	16 to 18
Average annual sales volume for domestic company-operated Shacks	$4.2 to $4.3 million	$4.1 to $4.2 million
Shack-level operating profit margin (%)	24.5% to 25.5%	24.5% to 25.5%
General and administrative expenses (excluding one-time charges)	$48 to $50 million	$49 to $51 million
Depreciation expense	$30 to $31 million	$31 to $32 million
Pre-opening costs	approximately $13 million	approximately $13 million
Interest expense	approximately $2.5 million	approximately $2.5 million
Adjusted pro forma effective tax rate (%)	27% to 28%	26% to 27%

PRELIMINARY 2019 OUTLOOK

For the fiscal year ending December 25, 2019, we are providing the following preliminary outlook:

Preliminary Outlook
Domestic company-operated Shack openings	36 to 40
Licensed Shack openings, net	16 to 18

28 | Shake Shack Inc. Form 10-Q

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the thirteen and thirty-nine weeks ended September 26, 2018 and September 27, 2017:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 26 2018		September 27 2017		September 26 2018		September 27 2017
Shack sales	$115,882	96.9%	$91,100	96.3%	$324,869	97.0%	$253,258	96.4%
Licensing revenue	3,765	3.1%	3,509	3.7%	10,176	3.0%	9,416	3.6%
TOTAL REVENUE	119,647	100.0%	94,609	100.0%	335,045	100.0%	262,674	100.0%
Shack-level operating expenses(1):
Food and paper costs	32,703	28.2%	25,760	28.3%	91,336	28.1%	71,646	28.3%
Labor and related expenses	31,232	27.0%	23,806	26.1%	87,651	27.0%	66,692	26.3%
Other operating expenses	13,496	11.6%	9,229	10.1%	36,536	11.2%	25,380	10.0%
Occupancy and related expenses	8,545	7.4%	7,522	8.3%	23,621	7.3%	20,741	8.2%
General and administrative expenses	13,151	11.0%	9,204	9.7%	37,547	11.2%	27,352	10.4%
Depreciation expense	7,439	6.2%	5,604	5.9%	20,905	6.2%	15,610	5.9%
Pre-opening costs	3,581	3.0%	2,670	2.8%	8,031	2.4%	6,961	2.7%
Loss on disposal of property and equipment	157	0.1%	204	0.2%	543	0.2%	317	0.1%
TOTAL EXPENSES	110,304	92.2%	83,999	88.8%	306,170	91.4%	234,699	89.3%
OPERATING INCOME	9,343	7.8%	10,610	11.2%	28,875	8.6%	27,975	10.7%
Other income, net	436	0.4%	229	0.2%	1,070	0.3%	622	0.2%
Interest expense	(592)	(0.5)%	(475)	(0.5)%	(1,770)	(0.5)%	(1,144)	(0.4)%
INCOME BEFORE INCOME TAXES	9,187	7.7%	10,364	11.0%	28,175	8.4%	27,453	10.5%
Income tax expense	2,241	1.9%	2,494	2.6%	5,679	1.7%	7,537	2.9%
NET INCOME	6,946	5.8%	7,870	8.3%	22,496	6.7%	19,916	7.6%
Less: net income attributable to non-controlling interests	1,921	1.6%	2,873	3.0%	6,359	1.9%	7,773	3.0%
NET INCOME ATTRIBUTABLE TO SHAKE SHACK INC.	$5,025	4.2%	$4,997	5.3%	$16,137	4.8%	$12,143	4.6%

(1)	As a percentage of Shack sales.
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
Shack sales were $115.9 million for the thirteen weeks ended September 26, 2018 compared to $91.1 million for the thirteen weeks ended September 27, 2017, an increase of $24.8 million or 27.2%. The growth in Shack sales was primarily driven by the opening of 28 new domestic company-operated Shacks between September 27, 2017 and September 26, 2018. Same-Shack sales decreased $0.5 million, or 0.7%. The decrease in same-Shack sales, consisted of a 4.0% decrease in guest traffic partially offset by an increase in price and sales mix of 3.3%. For purposes of calculating same-Shack sales growth, Shack sales for 54 Shacks were included in the comparable Shack base.

Shack sales were $324.9 million for the thirty-nine weeks ended September 26, 2018 compared to $253.3 million for the thirty-nine weeks ended September 27, 2017, an increase of $71.6 million or 28.3%. The increase is primarily due to the opening of 28 new domestic company-operated Shacks between September 27, 2017 and September 26, 2018. Same-Shack sales increased $1 million, or 0.6%. The increase in same-Shack sales, consisted of an increase in price and sales mix of 4.2% offset by a 3.6%

Shake Shack Inc. Form 10-Q | 29

decrease in guest traffic. For purposes of calculating same-Shack sales growth, Shack sales for 54 Shacks were included in the comparable Shack base.
Licensing Revenue
Licensing revenue is comprised of license fees, opening fees for certain licensed Shacks and territory fees. License fees are calculated as a percentage of sales and territory fees are payments for the exclusive right to develop Shacks in a specific geographic area.
Licensing revenue was $3.8 million for the thirteen weeks ended September 26, 2018 compared to $3.5 million for the thirteen weeks ended September 27, 2017, an increase of $0.3 million or 7.3%. Licensing revenue was $10.2 million for the thirty-nine weeks ended September 26, 2018 compared to $9.4 million for the thirty-nine weeks ended September 27, 2017, an increase of $0.8 million or 8.1%. The increases for the thirteen and thirty-nine week periods were primarily driven by 17 new licensed Shacks opened between September 27, 2017 and September 26, 2018.
Food and Paper Costs
Food and paper costs include the direct costs associated with food, beverage and packaging of our menu items. The components of food and paper costs are variable by nature, changing with sales volume, and are impacted by menu mix and fluctuations in commodity costs.
Food and paper costs were $32.7 million for the thirteen weeks ended September 26, 2018 compared to $25.8 million for the thirteen weeks ended September 27, 2017, an increase of $6.9 million or 27.0%. Food and paper costs were $91.3 million for the thirty-nine weeks ended September 26, 2018 compared to $71.6 million for the thirty-nine weeks ended September 27, 2017, an increase of $19.7 million or 27.5%. The increases for the thirteen and thirty-nine week periods were primarily due to the opening of 28 new domestic company-operated Shacks between September 27, 2017 and September 26, 2018.
As a percentage of Shack sales, food and paper costs decreased slightly to 28.2% from 28.3% for the thirteen weeks ended September 26, 2018 and September 27, 2017, respectively. As a percentage of Shack sales, food and paper costs decreased to 28.1% from 28.3% for the thirty-nine weeks ended September 26, 2018 and September 27, 2017, respectively. The decrease for the thirty-nine week period was the result of efficiencies in our remaining basket of food, the menu price increase we implemented in December 2017 and sponsorship receipts for our biennial leadership retreat, offset by rising beef costs and costs associated with the free burger promotion related to the launch of our mobile app.
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
Labor and related expenses were $31.2 million for the thirteen weeks ended September 26, 2018 compared to $23.8 million for the thirteen weeks ended September 27, 2017, an increase of $7.4 million or 31.2%. Labor and related expenses were $87.7 million for the thirty-nine weeks ended September 26, 2018 compared to $66.7 million for the thirty-nine weeks ended September 27, 2017, an increase of $21.0 million or 31.4%. These increases for the thirteen and thirty-nine week periods were primarily due to the opening of 28 new domestic company-operated Shacks between September 27, 2017 and September 26, 2018.
As a percentage of Shack sales, labor and related expenses increased to 27.0% for the thirteen and thirty-nine weeks ended September 26, 2018, compared to 26.1% and 26.3% for the thirteen and thirty-nine weeks ended September 27, 2017, respectively. The increases for the thirteen and thirty-nine week periods were primarily due to ongoing increases to hourly minimum wages, the entry of lower volume Shacks into the system, as well as the timing of new Shack openings which typically carry higher labor costs initially.

30 | Shake Shack Inc. Form 10-Q

Other Operating Expenses
Other operating expenses consist of Shack-level marketing expenses, repairs and maintenance, utilities and other operating expenses incidental to operating our domestic company-operated Shacks, such as non-perishable supplies, credit card fees and property insurance.
Other operating expenses were $13.5 million for the thirteen weeks ended September 26, 2018 compared to $9.2 million for the thirteen weeks ended September 27, 2017, an increase of $4.3 million or 46.2%. Other operating expenses were $36.5 million for the thirty-nine weeks ended September 26, 2018 compared to $25.4 million for the thirty-nine weeks ended September 27, 2017, an increase of $11.1 million or 44.0%. The increases for the thirteen and thirty-nine week periods were primarily due to the opening of 28 new domestic company-operated Shacks between September 27, 2017 and September 26, 2018.
As a percentage of Shack sales, other operating expenses increased to 11.6% and 11.2% for the thirteen and thirty-nine weeks ended September 26, 2018, respectively, compared to 10.1% and 10.0% for the thirteen and thirty-nine weeks ended September 27, 2017, respectively. The increases were due to delivery commissions paid as part of the integrated pilots during the year and the impact of higher repairs and maintenance and certain fixed operating expenses spread across Shacks at a broader range of average unit volumes.
Occupancy and Related Expenses
Occupancy and related expenses consist of Shack-level occupancy expenses (including rent, common area expenses and certain local taxes), and exclude occupancy expenses associated with unopened Shacks which are recorded separately in pre-opening costs.
Occupancy and related expenses were $8.5 million for the thirteen weeks ended September 26, 2018 compared to $7.5 million for the thirteen weeks ended September 27, 2017, an increase of $1.0 million or 13.6%. This increase was due to the opening of 28 new domestic company-operated Shacks between September 27, 2017 and September 26, 2018. Occupancy and related expenses were $23.6 million for the thirty-nine weeks ended September 26, 2018 compared to $20.7 million for the thirty-nine weeks ended September 27, 2017, an increase of $2.9 million or 13.9%. This increase was primarily due to the opening of 28 new domestic company-operated Shacks between September 27, 2017 and September 26, 2018, offset by the impact from a one-time benefit to deferred rent related to certain historical leases with co-tenancy provisions.
As a percentage of Shack sales, occupancy and related expenses decreased to 7.4% and 7.3% for the thirteen and thirty-nine weeks ended September 26, 2018, respectively, compared to 8.3% and 8.2% for the thirteen and thirty-nine weeks ended September 27, 2017, respectively. The decrease for the thirteen-week period was primarily due to the increased number of leases where we are deemed to be the accounting owner and for which less rent expense is recognized, partially offset by the introduction of Shacks at various volumes into the system. The decrease for the thirty-nine week period was primarily driven by the aforementioned costs, partially offset by the impact from a one-time benefit to deferred rent related to certain historical leases with co-tenancy provisions.
General and Administrative Expenses
General and administrative expenses consist of costs associated with corporate and administrative functions that support Shack development and operations, as well as equity-based compensation expense.
General and administrative expenses were $13.2 million for the thirteen weeks ended September 26, 2018 compared to $9.2 million for the thirteen weeks ended September 27, 2017, an increase of $4.0 million or 42.9%. General and administrative expenses were $37.5 million for the thirty-nine weeks ended September 26, 2018 compared to $27.4 million for the thirty-nine weeks ended September 27, 2017, an increase of $10.1 million or 37.3%. The increase for the thirteen week period was primarily driven by higher payroll expenses from increased headcount at our Home Office to support our ongoing growth, including our enterprise-wide system upgrade initiative called Project Concrete, and $1.2 million of expense recognized during the quarter related to a legal settlement. The increase for the thirty-nine week period was primarily driven by the aforementioned costs as well as costs related to the relocation of our new Home Office, including duplicative non-cash deferred rent, a net loss on the sublease of our old Home Office and the disposal of certain fixed assets.
As a percentage of total revenue, general and administrative expenses increased to 11.0% and 11.2% for the thirteen and thirty-nine weeks ended September 26, 2018, respectively, from 9.7% and 10.4% for the thirteen and thirty-nine weeks ended September 27, 2017, respectively. These increases were primarily due to the aforementioned items.

Shake Shack Inc. Form 10-Q | 31

Depreciation Expense
Depreciation expense consists of the depreciation of fixed assets, including leasehold improvements and equipment.
Depreciation expense was $7.4 million for the thirteen weeks ended September 26, 2018 compared to $5.6 million for the thirteen weeks ended September 27, 2017, an increase of $1.8 million or 32.7%. Depreciation expense was $20.9 million for the thirty-nine weeks ended September 26, 2018 compared to $15.6 million for the thirty-nine weeks ended September 27, 2017, an increase of $5.3 million or 33.9%. The increases for the thirteen and thirty-nine week periods were primarily due to incremental depreciation of capital expenditures related to the opening of 28 new domestic company-operated Shacks between September 27, 2017 and September 26, 2018.
As a percentage of total revenue, depreciation expense increased to 6.2% for the thirteen and thirty-nine weeks ended September 26, 2018 compared to 5.9% for the thirteen and thirty-nine weeks ended September 27, 2017 primarily due to the entry of Shacks at various volumes into the system.
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
Pre-opening costs were $3.6 million for the thirteen weeks ended September 26, 2018 compared to $2.7 million for the thirteen weeks ended September 27, 2017, an increase of $0.9 million or 34.1%. Pre-opening costs were $8.0 million for the thirty-nine weeks ended September 26, 2018 compared to $7.0 million for the thirty-nine weeks ended September 27, 2017, an increase of $1.0 million or 15.4%. These increases were due to the timing and total number of new domestic company-operated Shacks expected to open.
Loss on Disposal of Property and Equipment
Loss on disposal of property and equipment represents the net book value of assets that have been retired and consists primarily of furniture and fixtures that were replaced in the normal course of business.
The loss on disposal of property and equipment for the thirteen and thirty-nine weeks ended September 26, 2018 was $0.2 million and $0.5 million, respectively, compared to $0.2 million and $0.3 million for the thirteen and thirty-nine weeks ended September 27, 2017, respectively.
Other Income, Net
Other income, net consists of interest income, dividend income, net unrealized gains and losses and net realized gains and losses from the sale of marketable securities.
Other income, net for the thirteen and thirty-nine weeks ended September 26, 2018 was $0.4 million and $1.1 million, respectively, compared to $0.2 million and $0.6 million for the thirteen and thirty-nine weeks ended September 27, 2017, respectively, which primarily consisted of dividend income related to the investments in marketable securities.
Interest Expense
Interest expense primarily consists of amortization of deferred financing costs, imputed interest on deferred compensation, interest on the current portion of our liabilities under the Tax Receivable Agreement, imputed interest on our deemed landlord financing liability as well as interest and fees on our Revolving Credit Facility.
Interest expense for the thirteen and thirty-nine weeks ended September 26, 2018 was $0.6 million and $1.8 million, respectively, compared to $0.5 million and $1.1 million for the thirteen and thirty-nine weeks ended September 27, 2017, respectively. These increases were primarily due to the increased number of leases where we are deemed to be the accounting owner.

32 | Shake Shack Inc. Form 10-Q

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
Income tax expense decreased to $2.2 million for the thirteen weeks ended September 26, 2018 compared to $2.5 million for the thirteen weeks ended September 27, 2017, which primarily related to the aforementioned rate reduction resulting from the enactment of the TCJA. Our effective income tax rate increased to 24.4% for the thirteen weeks ended September 26, 2018 from 24.1% for the thirteen weeks ended September 27, 2017. This increase was primarily driven by an increase in ownership as well as decreases in tax credits, which were partially offset by the decrease in the federal rate resulting from the TCJA.
Income tax expense was $5.7 million for the thirty-nine weeks ended September 26, 2018 compared to $7.5 million for the thirty-nine weeks ended September 27, 2017. Our effective income tax rate decreased to 20.2% for the thirty-nine weeks ended September 26, 2018 from 27.5% for the thirty-nine weeks ended September 27, 2017. The decrease was primarily driven by the aforementioned rate reduction resulting from the enactment of the TCJA.
As our ownership interest in SSE Holdings increases, our share of the taxable income of SSE Holdings will also increase. When compared to consolidated pre-tax income, this will generally result in increases to our effective income tax rate. Our weighted-average ownership interest in SSE Holdings increased to 78.2% and 75.6% for the thirteen and thirty-nine weeks ended September 26, 2018, respectively, compared to 70.9% and 70.3% for the thirteen and thirty-nine weeks ended September 27, 2017, respectively.
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
Net income attributable to non-controlling interests was $1.9 million and $2.9 million for the thirteen weeks ended September 26, 2018 and September 27, 2017, respectively, a decrease of $1.0 million or 33.1%. This decrease was primarily driven by the decrease in the non-controlling interest holders' weighted average ownership, which was 21.8% and 29.1% for the thirteen weeks ended September 26, 2018 and September 27, 2017, respectively.
Net income attributable to non-controlling interests was $6.4 million and $7.8 million for the thirty-nine weeks ended September 26, 2018 and September 27, 2017, respectively, a decrease of $1.4 million or 18.2%. This decrease was primarily driven by a decrease in the non-controlling interest holders' weighted average ownership, which was 24.4% and 29.7% for the thirty-nine weeks ended September 26, 2018 and September 27, 2017, respectively.

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

34 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 26 2018	September 27 2017	September 26 2018	September 27 2017
Operating income	$9,343	$10,610	$28,875	$27,975
Less:
Licensing revenue	3,765	3,509	10,176	9,416
Add:
General and administrative expenses	13,151	9,204	37,547	27,352
Depreciation expense	7,439	5,604	20,905	15,610
Pre-opening costs	3,581	2,670	8,031	6,961
Loss on disposal of property and equipment	157	204	543	317
Shack-level operating profit	$29,906	$24,783	$85,725	$68,799

Total revenue	$119,647	$94,609	$335,045	$262,674
Less: licensing revenue	3,765	3,509	10,176	9,416
Shack sales	$115,882	$91,100	$324,869	$253,258

Shack-level operating profit margin	25.8%	27.2%	26.4%	27.2%

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

Shake Shack Inc. Form 10-Q | 35

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	September 26 2018	September 27 2017	September 26 2018	September 27 2017
Net income	$6,946	$7,870	$22,496	$19,916
Depreciation expense	7,439	5,604	20,905	15,610
Interest expense, net	591	456	1,762	1,086
Income tax expense	2,241	2,494	5,679	7,537
EBITDA	17,217	16,424	50,842	44,149

Equity-based compensation	1,636	1,289	4,376	3,823
Deferred rent	813	240	521	767
Loss on disposal of property and equipment	157	204	543	317
Legal settlement(1)	1,200	—	1,200	—
Executive and management transition costs(2)	32	13	280	664
Project Concrete(3)	292	—	608	—
Costs related to relocation of Home Office(4)	2	—	1,019	—
Adjusted EBITDA	$21,349	$18,170	$59,389	$49,720

Adjusted EBITDA margin	17.8%	19.2%	17.7%	18.9%

(1)	Expense incurred to establish an accrual related to the settlement of a legal matter.

(2)
For the thirteen and thirty-nine weeks ended September 26, 2018, represents fees paid in connection with the search for our open executive and key management positions, and other transition costs, including related equity-based compensation. For the thirteen and thirty-nine weeks ended September 27, 2017, represents fees paid to an executive recruiting firm and a non-recurring signing bonus paid upon the hiring of our chief financial officer.

(3) Represents consulting and advisory fees related to our enterprise-wide system upgrade initiative called Project Concrete.
(4) Costs incurred in connection with our relocation to a new Home Office, which is comprised of: (i) $326 of duplicative non-cash deferred rent, (ii) $672 net loss on the sublease of our prior Home Office, including the write-off of certain fixed assets and (iii) $21 of administrative cost.
Adjusted Pro Forma Net Income and Adjusted Pro Forma Earnings Per Fully Exchanged and Diluted Share
Adjusted pro forma net income represents net income attributable to Shake Shack Inc. assuming the full exchange of all outstanding SSE Holdings, LLC membership interests ("LLC Interests") for shares of Class A common stock, adjusted for certain non-recurring items that we do not believe are directly related to our core operations and may not be indicative of our recurring business operations. Adjusted pro forma earnings per fully exchanged and diluted share is calculated by dividing adjusted pro forma net income by the weighted-average shares of Class A common stock outstanding, assuming the full exchange of all outstanding LLC Interests, after giving effect to the dilutive effect of outstanding equity-based awards.
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

36 | Shake Shack Inc. Form 10-Q

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands, except per share amounts)	September 26 2018	September 27 2017	September 26 2018	September 27 2017
Numerator:
Net income attributable to Shake Shack Inc.	$5,025	$4,997	$16,137	$12,143
Adjustments:
Reallocation of net income attributable to non-controlling interests from the assumed exchange of LLC Interests(1)	1,921	2,873	6,359	7,773
Legal settlement(2)	1,200	—	1,200	—
Executive and management transition costs(3)	32	13	280	664
Project Concrete(4)	292	—	608	—
Costs related to relocation of Home Office(5)	2	—	1,019	—
Tax effect of change in tax basis related to the adoption of ASC 606	—	—	(311)	—
Income tax expense(6)	(616)	(1,695)	(815)	(3,448)
Adjusted pro forma net income	$7,856	$6,188	$24,477	$17,132

Denominator:
Weighted-average shares of Class A common stock outstanding—diluted	29,883	26,477	28,820	26,248
Adjustments:
Assumed exchange of LLC Interests for shares of Class A common stock(1)	8,090	10,693	8,998	10,882
Adjusted pro forma fully exchanged weighted-average shares of Class A common stock outstanding—diluted	37,973	37,170	37,818	37,130

Adjusted pro forma earnings per fully exchanged share—diluted	$0.21	$0.17	$0.65	$0.46

(1)
Assumes the exchange of all outstanding LLC Interests for shares of Class A common stock, resulting in the elimination of the non-controlling interest and recognition of the net income attributable to non-controlling interests.

(2)	Expense incurred to establish an accrual related to the settlement of a legal matter.

(3)
For the thirteen and thirty-nine weeks ended September 26, 2018, represents fees paid in connection with the search for our open executive and key management positions, and other transition costs, including related equity-based compensation. For the thirteen and thirty-nine weeks ended September 27, 2017, represents fees paid to an executive recruiting firm and a non-recurring signing bonus paid upon the hiring of our chief financial officer.

(4) Represents consulting and advisory fees related to our enterprise-wide system upgrade initiative called Project Concrete.
(5) Costs incurred in connection with our relocation to a new Home Office, which is comprised of: (i) $326 of duplicative non-cash deferred rent, (ii) $672 net loss on the sublease of our prior Home Office, including the write-off of certain fixed assets and (iii) $21 of administrative costs.

(6)
Represents the tax effect of the aforementioned adjustments and pro forma adjustments to reflect corporate income taxes at assumed effective tax rates of 26.7% and 21.8% for thirteen and thirty-nine weeks ended September 26, 2018, respectively, and 40.4% and 39.1% for the thirteen and thirty-nine weeks ended September 27, 2017, respectively. Amounts include provisions for U.S. federal and certain state and local income taxes, assuming the highest statutory rates apportioned to each applicable state and local jurisdiction.

Shake Shack Inc. Form 10-Q | 37

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, short-term investments and availability under our Revolving Credit Facility. As of September 26, 2018, we maintained a cash and cash equivalents balance of $29.3 million, a short-term investments balance of $61.8 million and had $19.3 million of availability under our Revolving Credit Facility.
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
In addition, we are obligated to make payments to certain members of SSE Holdings under the Tax Receivable Agreement. As of September 26, 2018, such obligations totaled $202.0 million. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. Although the amount of any payments that must be made under the Tax Receivable Agreement may be significant, the timing of these payments will vary and will generally be limited to one payment per member per year. The amount of such payments are also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us or to SSE Holdings, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
We believe that cash provided by operating activities, cash on hand and availability under the Revolving Credit Facility will be sufficient to fund our operating lease obligations, capital expenditures, deemed landlord financing obligations and working capital needs for at least the next 12 months and the foreseeable future.
Summary of Cash Flows
The following table presents a summary of our cash flows from operating, investing and financing activities.

	Thirty-Nine Weeks Ended
(in thousands)	September 26 2018	September 27 2017
Net cash provided by operating activities	$62,785	$53,971
Net cash used in investing activities	(58,910)	(41,455)
Net cash provided by financing activities	3,913	2,764
Increase in cash	7,788	15,280
Cash at beginning of period	21,507	11,607
Cash at end of period	$29,295	$26,887
Operating Activities
For the thirty-nine weeks ended September 26, 2018 net cash provided by operating activities was $62.8 million compared to $54.0 million for the thirty-nine weeks ended September 27, 2017, an increase of $8.8 million. This increase was primarily driven by the opening of 28 new domestic company-operated Shacks.
Investing Activities
For the thirty-nine weeks ended September 26, 2018 net cash used in investing activities was $58.9 million compared to $41.5 million for the thirty-nine weeks ended September 27, 2017, an increase of $17.4 million. This increase was primarily due to an increase in capital expenditures, with the opening of 28 new domestic company-operated Shacks, partially offset by an increase in net sales of marketable securities.

38 | Shake Shack Inc. Form 10-Q

Financing Activities
For the thirty-nine weeks ended September 26, 2018 net cash provided by financing activities was $3.9 million compared to $2.8 million for the thirty-nine weeks ended September 27, 2017, an increase of $1.1 million. This increase is primarily due to lower payments made under the Tax Receivable Agreement and distributions to our non-controlling interest holders as compared to prior year, partially offset by lower proceeds from the exercise of employee stock options and higher taxes paid related to net-settled equity awards.
Revolving Credit Facility
We maintain a Revolving Credit Facility that provides for a revolving total commitment amount of $50.0 million, of which $20.0 million is available immediately. The Revolving Credit Facility will mature and all amounts outstanding will be due and payable in February 2020. The Revolving Credit Facility permits the issuance of letters of credit upon our request of up to $10.0 million. Borrowings under the Revolving Credit Facility bear interest at either: (i) LIBOR plus a percentage ranging from 2.3% to 3.3% or (ii) the prime rate plus a percentage ranging from 0.0% to 0.8%, depending on the type of borrowing made under the Revolving Credit Facility. As of September 26, 2018, there were no amounts outstanding under the Revolving Credit Facility. We had $19.3 million of availability, as of September 26, 2018, after giving effect to $0.7 million in outstanding letters of credit.
The Revolving Credit Facility is secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' wholly-owned domestic subsidiaries (with certain exceptions).
The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability to, subject to specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; pay dividends or make distributions; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the Revolving Credit Facility contains certain cross-default provisions. We are required to maintain a specified consolidated fixed-charge coverage ratio and a specified funded net debt to adjusted EBITDA ratio, both as defined under the Revolving Credit Facility. As of September 26, 2018, we were in compliance with all covenants.
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

Shake Shack Inc. Form 10-Q | 39

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 26, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

40 | Shake Shack Inc. Form 10-Q

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Shake Shack Inc. Form 10-Q | 41

Item 6. Exhibits.

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Shake Shack Inc., effective February 4, 2015	8-K	3.1	2/10/2015
3.2	Amended and Restated Bylaws of Shack Shake Inc., dated February 4, 2015	8-K	3.2	2/10/2015
4.1	Form of Class A Common Stock Certificate	S-1/A	4.1	1/28/2015
10.1	Amended and Restated Employment Agreement, effective October 25, 2018, by and among Shake Shack Inc., SSE Holdings, LLC and Randy Garutti	8-K	10.1	10/26/2018
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				#
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*

#	Furnished herewith.

42 | Shake Shack Inc. Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shake Shack Inc.
(Registrant)

Date: November 5, 2018	By:	/s/ Randy Garutti
Randy Garutti
Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: November 5, 2018	By:	/s/ Tara Comonte
Tara Comonte
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Shake Shack Inc. Form 10-Q | 43