Form 10-K
period 2018-12-26
Shake Shack Inc.
filed 2019-02-25
CIK 1620533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2018
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ______
Commission file number: 001-36823

SHAKE SHACK INC.
(Exact name of registrant as specified in its charter)

Delaware	47-1941186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
225 Varick Street, Suite 301, New York, New York	10014
(Address of principal executive offices)	(Zip Code)
(646) 747-7200
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of exchange on which registered
Class A Common Stock, par value $0.001	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule-405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of June 27, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1,746,799,325, computed using the closing price on that day of $68.39. Solely for purposes of this disclosure, shares of common stock held by members part of the Voting Group pursuant to to the Stockholders Agreement, as amended, of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of affiliates is not necessarily a conclusive determination for any other purposes.
As of February 13, 2019, there were 29,537,426 shares of Class A common stock outstanding and 7,547,347 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

SHAKE SHACK INC.

2 | Shake Shack Inc. Form 10-K

Cautionary Note About Forward-Looking Information
This Annual Report on Form 10-K ("Form 10-K") contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), which are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different. All statements other than statements of historical fact are forward-looking statements. Many of the forward-looking statements are located in Part II, Item 7 of this Form 10-K under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations", including, but not limited to, expected financial outlook for fiscal year 2019, expected Shack openings, expected same-Shack sales growth and trends in our business. Forward-looking statements discuss our current expectations and projections relating to our financial position, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "aim," "anticipate," "believe," "estimate," "expect," "forecast," "outlook," "potential," "project," "projection," "plan," "intend," "seek," "may," "could," "would," "will," "should," "can," "can have," "likely," the negatives thereof and other similar expressions.
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
Shake Shack is a holding company with no direct operations and our principal asset is our equity interest in SSE Holdings. In connection with the IPO, we completed a series of organizational transactions, including the following:

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
The above mentioned transactions as well as the other transactions completed in connection with the IPO are referred to collectively as the "Organizational Transactions."
Following the completion of the Organizational Transactions, we owned 33.3% of SSE Holdings. The non-controlling interest holders subsequent to the Mergers owned the remaining 66.7% of SSE Holdings. As a result of the Organizational Transactions, we became the sole managing member of SSE Holdings and, although we had a minority economic interest in SSE Holdings, we had the sole voting power in, and control the management of, SSE Holdings. Accordingly, we consolidated the financial results of SSE Holdings and reported a non-controlling interest in our consolidated financial statements.
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

2 | Shake Shack Inc. Form 10-K

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
USC Merger
Pursuant to a Stockholders Agreement, dated as of February 4, 2015, as amended, by and among Daniel H. Meyer and his affiliates (the "Meyer Group") and other parties thereto, the Meyer Group has the right to cause all of the stock of Union Square Cafe Corp. ("USC") and Gramercy Tavern Corp. ("GT") to be converted into and exchanged for shares of our Class A common stock pursuant to a tax-free reorganization (each, a "Reorganization"). In December 2015, the Meyer Group exercised their right with respect to USC. The Reorganization of USC was structured as a two-step merger, whereby (i) a newly-formed wholly-owned subsidiary of the Company merged with and into USC, then (ii) USC merged with and into the Company (the foregoing transactions are collectively referred to as the "USC Merger"). Prior to the USC Merger, USC owned 1,727,804 LLC Interests and an equivalent number of shares of our Class B common stock. In the USC Merger, (i) 1,727,804 shares of Class A common stock were issued to the stockholders of USC, with each stockholder receiving newly-issued shares of Class A common stock in an amount equivalent to the number of shares of USC held by such stockholders; (ii) 1,727,804 shares of Class B common stock held by USC were cancelled; and (iii) 1,727,804 LLC Interests held by USC were transferred to us.
As of December 26, 2018, we owned 79.6% of SSE Holdings and the non-controlling interest holders own the remaining 20.4% of SSE Holdings.
OVERVIEW

Shake Shack is a modern day "roadside" burger stand serving a classic American menu of premium burgers, hot dogs, crispy chicken, frozen custard, crinkle cut fries, shakes, beer, wine and more. Originally founded by Danny Meyer's Union Square Hospitality Group ("USHG"), which owns and operates some of New York City's most acclaimed and popular restaurants—Union Square Cafe, Gramercy Tavern, Blue Smoke, The Modern at the Museum of Modern Art, Maialino, Untitled, Marta, Martina, Daily Provisions, Tacocina, Manhatta and Intersect—Shake Shack originated as a hot dog cart in 2001 to support the rejuvenation of New York City's Madison Square Park through its Conservancy's first art installation, "I Y Taxi." The hot dog cart was an instant success, with lines forming daily throughout the summer months for the next three years. In response, the city's Department of Parks and Recreation awarded Shake Shack a contract to create a kiosk to help fund the park's future. In 2004, Shake Shack officially opened and immediately became a community gathering place for New Yorkers and visitors from all over the world and has since become a beloved New York City institution, garnering significant media attention, critical acclaim and a passionately-devoted following. Since its inception, Shake Shack has grown rapidly—with 208 Shacks, as of December 26, 2018, in 13 countries and 26 states, as well as the District of Columbia—and we continue to expand globally bringing the Shake Shack experience to new guests around the world.
THE SHACK PACT

The Shack Pact™ is an agreement that our team makes at Shake Shack to lead our company with integrity, with purpose and with intention. It’s our mission and vision. Quite simply: it’s What We Do and Who We Are and it’s the ethos of our work each and every day as we grow Shake Shack. The Shack Pact is prominently displayed in the team member areas of every Shack, on the inside cover of the Shackademics™ book (our training manual) and is referenced and applied throughout daily shifts.
WHAT WE DO:
We Stand For Something Good

Shake Shack Inc. Form 10-K | 3

We strive to Stand For Something Good® in everything we do. That means carefully sourced premium ingredients from like-minded purveyors we admire and love; thoughtful, well-crafted and responsible design for its place; and deep community support through donations, events and volunteering.
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
The Bigger We Get, the Smaller We Act
With every passing year, this mantra continues to drive and challenge our strategy. As we continue to grow, it's more important than ever that we cherish our roots, continue the ethos that led to the creation of Shake Shack and to never veer from our original vision. We grew our Shack community by creating nearly 2,000 jobs across the country, adding 49 new Shacks, reaching more than 200 Shacks worldwide. Through this growth, we continue to make decisions that focus on the core of who we are, staying true to our mission to Stand For Something Good and the principles of Enlightened Hospitality. These principles drive us to seek out the finest team members, the tastiest ingredients, the best suppliers and the best community partners.
Hospitality in the Digital Age
Shake Shack continues to pursue innovation in technology that seeks to create an active dialogue with our guests, drive higher engagement and raise the bar on operational excellence and overall guest experience. Guests can now get their Shack wherever and whenever they want, including: (i) via mobile-ordering app; (ii) kiosk-ordering at select Shacks; (iii) web-ordering directly from their device; (iv) delivered to their door; and of course, (v) at their nearest Shack!
An essential part of Shake Shack's digital strategy is the Shack App.The launch of our first-ever mobile ordering app-available on both IOS and Android nationwide was a huge milestone for us in 2017. With the Shack App, we’re able to meet our guests wherever they are and provide them a whole new way to experience Shake Shack. The Shack App was developed to elevate the in-Shack experience, aiming to provide shorter pick-up times and convenient mobile ordering. Guests can order Shake Shack when they want it right from their phone, and it will be cooked-to-order and timed to their arrival. The Shack App features all our menu classics—all-natural beef burgers, flat-top dogs, chicken sandwiches, frozen custard, crinkle cut fries and more—and includes all the mobile ordering essentials: guests can pick from their favorite orders; keep track of food allergies; access nutritional information; see the latest events and promos; connect to all Shake Shack social media channels and share feedback.
Shack App Redesign
In 2018, knowing that consumers demand faster, easier and more personalized experiences, we used guest data to develop a number of enhancements that optimize the path to purchase with our Shack App redesign. These enhancements included: (i) creating efficiencies in the checkout process; (ii) optimizing the path to purchase, anticipating guests needs and help guests through checkout; (iii) providing a way to mark orders as favorites; (iv) more personalization with the ability to strategically message based on where the guest is in the order life cycle; and (v) preparing for enhanced location services like geo-tracking, allowing us to more seamlessly time guests orders for pickup and deliver a better product.

4 | Shake Shack Inc. Form 10-K

Web Ordering
This year we piloted our web ordering platform, starting at 10 Shacks across the country, then rolling out nationwide by the end of the year. This new ordering channel is similar in feel to our kiosks and mobile application, and guests follow the same pick up process as the Shack App. With higher category limits (versus the Shack App) and the ability to check out as a guest, web ordering offers yet another convenient ordering opportunity to our guests.

Kiosk Ordering
We introduced our first kiosk-only ordering, cashless environment at our Astor Place Shack in New York City in 2017, and as of December 26, 2018, we had 16 Shacks using a form of kiosk across the country. The Shack kiosk was developed with an enhanced guest experience in mind, allowing us to serve more guests at peak times—whether in-Shack, for pickup via the Shack App or even delivery—intending to result in fewer lines, less wait time and less friction at every channel. The Shack kiosk replicates the experience of the Shack App with a sharp aesthetic, an intuitive touch screen interface and ease of ordering. Guests simply select their food, place an order and choose to receive an alert via text or buzzer when their order is ready. Hospitality Champs are stationed around the kiosks to assist guests with their orders and answer any questions.
Delivery
We continued to explore delivery as a way to bring Shake Shack to our guests wherever they are and whenever they want. As an essential part of how consumers eat today, delivery presents a unique opportunity to reach even more people and allow them to engage with Shake Shack on their terms. We conducted various delivery pilots with several partners throughout the year and also offered special delivery promotions.

We also continue to create and test new packaging, especially with our entrance into delivery, which will help provide the best possible Shack experience to our guests at home. We learned about our various Shacks' ability to handle delivery at peak times and gained perspective on the capabilities of delivery partners and the benefits of systems integration. We expect that our thoughtful, strategic approach to delivery will result in an overall better Shake Shack experience for our guests.
We Are a Team: We Take Care of Each Other
Our people make all the difference and we remain committed to investing in our people to build the best team and retain our talent. We believe the culture and unity that we have built amongst our Shack teams and across the Company as a whole is a key driver of our ability to deliver a great guest experience and, therefore, continue to successfully grow our footprint. We seek to be an employer of choice by offering competitive wages, comprehensive benefits and a variety of incentive programs. We believe that team members who are treated and trained well will deliver Enlightened Hospitality and a superior guest experience. Through our leadership development programs, we teach our team members the principles of Enlightened Hospitality and how to live and breathe our Shack Pact, the agreement that encompasses our value system and brand ethos. Ultimately, we believe that when we have the best team, we can reach our goals, deliver a great guest experience and continue to build our brand.
The HUG Fund Mission
One way we embrace Enlightened Hospitality internally is through the administration of our own HUG (Help Us Give) Fund program that we rolled out to our employees in late fiscal 2017. The HUG Fund provides a wonderful way for Shake Shack team members company-wide to take care of each other through tax-deductible payroll and other one-time contributions. The sole purpose of the HUG Fund is to provide timely financial assistance to our employees impacted by financially devastating circumstances that are far beyond their control and their means. All of the money donated by Shake Shack employees at every level will go directly into the fund.
Leaders Training Future Leaders
We invest in our team through extensive leadership development programs to so that Shake Shack remains a great place to work and a compelling career choice for team members at every level. We have built a culture of active learning and we foster an environment of leadership development throughout the entire life cycle of employment. We believe that our culture of Enlightened Hospitality enables us to develop future leaders from within, and deliver a consistent Shack experience as our team continues to grow.
The Shacksperience and Steppin' Up Model

Shake Shack Inc. Form 10-K | 5

The goal of our training programs is to develop leaders and to cross-utilize team members throughout our operations. We call our team member life cycle and overall employment experience, The Shacksperience™. The Steppin' Up Model is the growth model for Shake Shack employees which defines the steps in the employment life cycle, beginning with the team member position and working up through the general manager position. It clarifies the eligibility requirements and training necessary for each position, outlines the growth opportunities at all levels of the organization and furthers our philosophy of "leaders training future leaders." By creating this model, employees have a clear view of the career progression for a Shack employee, which in turn helps foster communication in achieving these goals. We train our culture and guiding principles first, then move to menu knowledge, followed by a focus on operational training. We believe that everyone learns differently and our training programs use various formats: online interactive, video, hands-on and paper-based. For those online interactive training sessions, every team member has access to ShackSource™, our proprietary online training portal, which is used not only as a learning platform, but also as a communication tool for our team. ShackSource also allows team members to send recognition messages, comments, praise and thanks to their fellow team members across the Company. And for those hands-on training sessions, our new Leadership Center is the perfect place to host. Located below our Home Office on the lower level of our West Village Shack, the Leadership Center is a space dedicated to the training and development of our Shack teams and Home Office, where we now host a number of our New Leader Orientation for new managers.
We care about our team and are committed to setting them up for success in the future, both at Shake Shack and in their future careers. In 2018 we promoted 1,151 people throughout our company. Our shift manager position, a level between a team member and manager, allows team members to be introduced to certain managerial-level skills before making the full transition to manager. We are incredibly proud of the number of leaders who continue to graduate from hourly roles to shift managers, and on up the ladder of Shack leadership. We are committed to retaining our leaders and will continue to evolve training, compensation and benefits to do so, such as extending our equity program to general managers.
We Are Fine Casual: Inspired Food and Drink
We embrace our fine-dining heritage and are committed to sourcing premium, sustainable ingredients, such as all-natural, hormone and antibiotic-free beef, chicken and pork, while offering excellent value to our guests. Our core menu remains focused, and is supplemented with targeted innovation inspired by the best versions of the classic American roadside burger stand. Always focused on culinary creativity and excellence, we collaborate with award-winning chefs, talented bakers, farmers and artisanal purveyors who work with us in different and engaging ways. We never stop looking for the best ingredients and the best culinary partners in order to exceed our guests' expectations in every aspect of their experience. As we grow across the country, we are excited to collaborate even more with the talented chefs and suppliers who are leading our industry.
Our signature items are our all-natural, hormone and antibiotic-free burgers, hot dogs, crispy chicken, crinkle cut fries, shakes and frozen custard. We cook our burgers to order, hand-spin our shakes and strive to use the freshest premium ingredients available.
Our Menu
Our menu focuses on premium food and beverages, carefully crafted from a range of classic American foods at more accessible price points than full-service restaurants. The Shake Shack concept continues to offer our classic core menu items, introduced in 2004, which speaks to the timeless and universal appeal of our food offerings, and supplements this core menu with various other limited time and exclusive offerings.

Burgers & Chicken
Our burgers are made with a proprietary whole-muscle blend of 100% all-natural, hormone and antibiotic-free Angus beef, ground fresh daily, cooked to order and served on a non-GMO potato bun. We take great care in the preparation of our burgers—from sourcing, to handling, to cooking—to strive that the taste and quality of the burgers we serve is second to none. Our signature burger is the ShackBurger®, which is a four-ounce cheeseburger topped with lettuce, tomato and ShackSauce™. Our burger offerings also include the SmokeShack®, 'Shroom Burger™ (our vegetarian burger), Shack Stack® and Hamburger. Our Chick’n Shack™ is a 100% all-natural, hormone and antibiotic-free cage-free chicken breast, slow cooked in buttermilk herbs, hand-battered, hand-breaded and crisp-fried to order.

6 | Shake Shack Inc. Form 10-K

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

Beer, Wine and Beverages
Our proprietary ShackMeister® Ale, brewed by Brooklyn Brewery, was specifically crafted to complement the flavor profile of a ShackBurger. At select locations, we also offer local craft beers tailored to each Shack's geography. When it comes to wine, our organic and biodynamic Shack Red® and Shack White® is sourced and produced exclusively by Gotham Project, which accentuates our fine dining ethos and provides our guests with premium beverage options not commonly found in our industry. In addition, we serve Abita Root Beer, Shack-made Lemonade, organic fresh brewed iced tea, Fifty/Fifty™ (half lemonade, half organic iced tea), Stumptown cold brew coffee, Honest Kids organic apple juice and Shack|20® bottled water, from which 1% of the sales supports the clean-up of water sources around the world.

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
The Innovation Kitchen
As a way to further foster innovation, we opened our first Innovation Kitchen in September 2018. Located on the lower level of the West Village Shack, and connected to our Home Office, the state-of-the-art Innovation Kitchen is the hub of all menu development at Shake Shack. This new dedicated space allows our culinary team to get even more creative, dig deeper into our fine dining roots, collaborate with other chefs and explore new opportunities as we continue to scale, with guest favorites potentially becoming permanent menu items. It also allows us to house our quality assurance and culinary teams together for the first time. The West Village Shack’s menu will have all the classic items, but still remain unique to all others, featuring a rotating list of items from the Innovation Kitchen.
Shack-Wide Limited Time Offerings ("LTO")

Shake Shack Inc. Form 10-K | 7

We continued our LTO program through fiscal 2018 where we featured a new premium burger or chicken menu item for varying time periods throughout the year. We will continue to supplement our core menu with targeted innovation inspired by the best versions of the classic American roadside burger stands.

▪
Griddled Chick'n— In January 2018 we rolled out our Griddled Chick'n—our all-natural chicken breast topped with Niman Ranch smoked bacon, lettuce, tomato and buttermilk herb mayo. The Griddled Chick'n premiered exclusively on the Shack App before being offered nationwide.

▪
Smoked Cheddar BBQ Lineup — In April 2018 we launched a limited-edition lineup of Smoked Cheddar BBQ items nationwide. The Smoked Cheddar BBQ Bacon Burger is a 100% all-natural Angus beef cheeseburger with smoked cheddar cheese, Niman Ranch smoked bacon, pickles and Shack BBQ sauce; the Smoked Cheddar BBQ Bacon Griddled Chick'n is griddled all-natural chicken breast with smoked cheddar cheese, Niman Ranch smoked bacon, pickles and Shack BBQ sauce; and the Smoked Cheddar BBQ Bacon Cheese Fries are crinkle-cut fries topped with all-natural smoked Niman Ranch bacon, Shack BBQ Sauce and cheese sauce.

▪
Hot Chick'n — In September 2018 we brought back a spicy favorite, our Hot Chick'n. In fiscal 2017 we launched Hot Chick'n as a limited-time menu item, and by popular demand, brought it back and made it customizable—with "hot" or "even hotter" optional. Our Hot Chick'n is crafted from an all-natural chicken breast—no hormones or antibiotics—slow-cooked in a creamy buttermilk marinade, hand-dipped into Shack-made batter, dredged through seasoned flour and crisp-fried. The sandwich is dusted with a guajillo and cayenne pepper blend and topped with Louisiana hot sauce slaw, kosher dill pickles and served on the same non-GMO potato bun as the classic ShackBurger.

▪
Trio of Featured Shakes — Throughout 2018 we offered our guests a new slate of premium shake offerings for extended periods of time. For approximately three months each, we offered a trio of new featured shakes, which included: Chocolate Chip Red Velvet, Mint Cookies & Cream and Apple Pie à la Mode and White Mocha, Christmas Cookie; Marshmallow Chocolate Chip, Chocolate Brownie and Mocha Cookies & Cream; and Chocolate Peppermint. In 2019, we will be featuring a new shake each month, kicking January off with the Tiramisu shake and the Salted Vanilla Toffee shake in February.

Exclusive Offerings
In addition to supplementing our menu with LTOs, we also seek to create new and exciting offerings that are inspired by local favorites or special events. Some examples of our exclusive offerings from fiscal 2018 include:

▪
Veggie Shack — In April 2018 we launched our first veggie burger at select Shacks, and by the end of the year it was available at 18 Shacks. The Veggie Shack  is made with black beans, brown rice and roasted beets topped with provolone cheese, lettuce, tomato, onions, pickles and vegan mustard mayo. It can also be made entirely vegan by removing the cheese and substituting a gluten free bun or lettuce wrap.

▪
BBQ Pulled Pork — In July 2018 we offered our BBQ Pulled Pork Burger on the app at select New York City and New Jersey Shacks. The BBQ Pulled Pork Burger is a cheeseburger topped with Niman Ranch BBQ pulled pork, jalapeño slaw and pickles.

▪
Chick'n Bites — In September 2018, we launched Chick'n Bites exclusively at our West Village Shack. Chick'n Bites are crispy pieces of hand-breaded chicken breast, served with BBQ or honey mustard sauces, and available in a six-piece or 10-piece order size. In later September and October, Chick'n Bites were rolled out at select New York City Shacks and other markets across the country.

•
Montlake Double Cut — In October 2018, we introduced our Seattle-exclusive burger, the Montlake Double Cut, which features a Washington State all-natural beef double cheeseburger with Beecher’s ‘Just Jack’ cheese, caramelized onions and grainy mustard mayo on a Macrina Bakery bun. It was important to us to introduce something truly local to this proud food town and continue to show our culinary heritage and differentiation. This exclusive burger is available daily in limited quantities.

•
Golden Gate Double Shack —In December 2018, we introduced the Golden Gate Double Shack at our Palo Alto opening, which featured two grass-fed beef patties from Northern California’s Richards Grassfed Beef.  In addition to the burger,

8 | Shake Shack Inc. Form 10-K

we offered three local concretes, including: the MB Malt, with vanilla custard, Manresa Bread whole wheat chocolate chip walnut cookies and fudge; the Shack Attack, with chocolate custard, fudge sauce, chocolate truffle cookie dough, Dandelion dark chocolate chunks, and chocolate sprinkles; and the Pie Oh My, with vanilla custard and a slice of seasonal pie from Fremont bakery Pie Dreams.
Chef Collaborations
Our fine dining heritage has enabled Shake Shack to team up with some of the world's best chefs for short-term special menu items. We devote significant resources to menu innovation and are frequently invited to participate and compete in chef events such as the South Beach Wine and Food Festival's Burger Bash, which allows us to test out new creations that can often lead to the introduction of new items. Some of our more notable collaborations in fiscal 2018 include:

▪
Breakfast Taco and Chick'n de Sanchez — In February 2018 we partnered with Rosio Sanchez, chef and founder of Copenhagen’s Sanchez and Hija de Sanchez, to bring New York City a two-part, one-day-only collaboration. At the Madison Square Park Shack, we served the brand-new, limited-edition Breakfast Taco and Chick’n de Sanchez. The Breakfast Taco featured roast pork belly, cured egg yolk, avocado and habanero salsa in a fresh-made corn tortilla, and the Chick’n de Sanchez featured a crispy chicken breast with spicy arbol oil, guajillo chili mayo, avocado, pickled onions, Boston lettuce and crema.

▪
Shack Cheesesteak — In April 2018 we teamed up with our longtime partner, famed butcher Pat LaFrieda, to bring New York City a one-day-only, limited edition Shack Cheesesteak. The Shack Cheesesteak featured Pat LaFrieda Meat Purveyors shaved steak, Shack Cheddar and American cheese sauce, caramelized onions and chopped cherry peppers on a hero roll. Additionally, $1 from every Shack Cheesesteak purchased benefited the Bob Woodruff Foundation, an organization that invests to find, fund and shape programs that works to empower impacted veterans, service members and their families.

▪
Lilia Burger — To welcome our new Williamsburg Shack to Brooklyn in June 2018, we collaborated with chef Missy Robins, of the local Italian restaurant Lilia, to create the Lilia Burger— a double hamburger brushed with garlic herb butter and topped with parmigiana fonduta—offered specifically for opening day at the Shack. Additionally for the Williamsburg opening day, we premiered the Shack's exclusive concretes, created through collaborations with local vendors, including the "Just Du It", "Shack Attack" and "Pie Oh-My" concretes which features mix-ins from Du's Donuts, Mast Brother Chocolate and Four & Twenty Blackbirds, all of which are permanent menu items exclusive to the Williamsburg Shack.

▪
Ludo Shack and Salted Caramel Wakame Shake — For one day only in October at the Madison Square Park Shack, we collaborated with chef Ludo Lefebvre to serve the Ludo Shack and Salted Caramel Wakame Shake. The Ludo Shack is a double cheeseburger topped with bordelaise and special sauce, our interpretation of Ludo’s famous Big Mec burger. The Salted Caramel Wakame Shake is our classic salted caramel shake with a twist: Wakame edible seaweed!

We Are A Warm Community Gathering Place
Design Philosophy
The experience of Shake Shack continues to drive our strategy. Throughout fiscal 2018, and looking forward, we continued to enhance our design capability, simultaneously designing some of our most dynamic Shacks while gaining efficiency in the design process to prepare for the scalability of development ahead. The design of our Shacks is critical to the Shake Shack experience and we blend our core brand identifiers with features specifically designed for each Shack to be of its place and connect directly with its neighborhood. Whether domestic or international, we are passionate about securing vibrant sites and creating unique designs that give each Shack a hand-crafted look, are locally focused, and are appropriate for their respective communities. A typical domestic company-operated Shack is generally between 3,000 and 4,000 square feet with interior seating for between 75 and 100 guests. Additionally, whenever possible, our domestic company-operated Shacks feature either outdoor seating or easy access to a park or green space. We use high-quality tactile materials, warm lighting that focuses on every table and highlights the textured walls and seating layouts that encourage guests to relax and stay for a while. We take great care to build each Shack with thoughtful design with distinctive architectural features —all while taking key inspiration from our first home in Madison Square Park. The original Shake Shack in Madison Square Park was designed by SITE Architecture and Design, led by James Wines and Denise Lee, in collaboration with Pentagram, led by Paula Scher. This design set the tone for a dynamic dialogue inside the park and our

Shake Shack Inc. Form 10-K | 9

surrounding neighborhood that continues to drive our designs today. The overall atmosphere of our new Shacks aim to evoke the very best from the original park kiosk, as well as the best of the fine dining experience in terms of the quality of design, materials used, lighting and music. We are mindful that each new Shack should embody the experience of the Madison Square Park Shake Shack—the line, the kiosk style, the experience of ordering food made just for you and the energetic open kitchen.
Each Shack is specifically designed to be of its place and connect with its neighborhood, but we have developed a number of iconic brand identifiers, including wrap-around steel beams, open kitchens, large distinctive menu boards and tables made from reclaimed bowling lanes from New York. We believe that these brand identifiers are key components to the expression of the brand and the experience of Shake Shack.
Often during the construction of new Shacks, particularly those in new markets, we re-imagine the often uninspiring plywood barriers that surround a construction site and use this as a canvas to begin the process of introducing Shake Shack to the community prior to our opening. We also collaborate with local artists and designers to bring beautiful artwork designs and installation to our Shacks from time to time. At our first Seattle Shack, we featured hoarding covered in classic Shake Shack menu icons outlined in moss. In preparation for our first Hong Kong Shack that opened in 2018, we partnered with local illustrator and artist Zoie Lam to create hoarding that combined local culture with American graffiti art.
Today, we continue to evolve our timeless designs through the engagement of different designers from around the country.  We continue to develop our prototypes, “classic” Shack designs, free-standing, in-line and unique formats.  We are constantly pushing to be more creative and nimble, allowing us to ramp up our growth while making the Shack experience even more dynamic and accessible, as well as adapting to smaller footprints, proving our versatility and ability to enter and flourish in a variety of spaces. We currently use our second generation prototype model: a 3,200 square foot free-standing Shack that fits well in suburban locations, designed with more efficient use of materials while still offering the same full guest experience. Additionally, we further innovated our Shack design in the digital space by introducing a whole new guest flow with the opening of our first kiosk-only ordering and cashless environment at Astor Place last year and we have continued to design new Shacks incorporating the kiosk into their layout. We designed an optimized kitchen, with a self-service beverage station, bringing it out of the kitchen, as well as a split-kitchen format that aim to allow for greater output during peak times. We also continue to evolve and innovate around the growing digital order capabilities, experimenting with new pickup shelving and guest flow.
In April 2018, we moved our Home Office headquarters to the West Village of New York City. Our new Home Office features expanded space for our Home Office employees, our West Village Shack on the ground floor, a test kitchen facility on the lower level where our culinary team can continue to dream up new menu items, and a multi-purpose room to host special events and training. We engaged the team at Michael Hsu Office of Architecture in designing the new Home Office, who we have also worked with in bringing us designs at our Shacks, for example, in West Hollywood and South Lamar. The Home Office was created with the mission to reflect and foster our culture and brand history. It was designed to be inherently flexible and foster collaborative work, with open spaces for our Home Office team and Shack teams to come together. The West Village Shack reflects the neighborhood with detailed greenery and an art installation by a local artist. The Shack is crafted from recycled or sustainable materials - table tops are made from reclaimed bowling alley lanes and booths are created using certified Forest Stewardship Council lumber. Our new Home Office is an important investment in our team, our continued growth and our ability to continue to innovate.
Beloved Lifestyle Brand
Since 2004, we have become a globally recognized brand with outsized consumer awareness relative to our current footprint of 208 Shacks, opening our first international Shack after only seven domestic Shacks. Shake Shack has become a New York City institution, a vibrant and authentic community gathering place that delivers an unparalleled experience to our loyal guests and a broad, global demographic. Shake Shack grew up alongside the emergence of social media and we believe we have benefited from an ongoing love affair with passionate fans who want to engage with us and share their real-time experiences with friends. We aim to establish genuine connections with our guests and the communities in which they live. Shake Shack continues to be recognized by media and influencers alike, garnering attention around the world.
Our positioning and brand voice, derived from the spirit, integrity and light-hearted nature of Shake Shack, are reinforced by our contemporary, responsible designs and hospitable team members who Stand For Something Good; this identity anchors our marketing efforts. We believe that our guests recognize Shake Shack as a community gathering place and, thus, the heart of our marketing strategy is to cultivate that community and connect with our guests both in our Shacks and through digital channels.

10 | Shake Shack Inc. Form 10-K

Digital and Social Media
Much like how we design our Shacks to be community gathering places, we execute a digital media strategy that creates an online, on-brand community gathering place. With our social media, we mirror the in-person hospitality that a guest experiences when they visit the Shack. We interact with fans on Facebook, Instagram and Twitter through comments, replies and the use of user-generated content; a quick search of "#shakeshack" on Instagram as of December 26, 2018 reveals about 927,000 organic posts from our fans! In addition to social media, we also send out menu item alerts, local event invites, new Shack opening information and other relevant Shake Shack news through our email marketing program. We're focused on strengthening our ties to the community by engaging with new and excited fans and building brand awareness through our digital marketing channels.
The Shack App provides a different way to experience Shake Shack and promote our signature menu items as well as our creative promotions. Our app redesign this year worked to improve that experience even more with our enhancements that optimized the path to purchase. In addition to our social media presence, the Shack App is another digital tool that allows us to further expand our brand awareness by providing a new way to connect with our guests. Guests have the opportunity to take advantage of certain promotions and vouchers featured on the Shack App. We had our first digital partnership promotion this year with Bumble, where Bumble ran a campaign featured in their app to buy one, get one burger card that guests in the Shake Shack markets could match with a Bumble user. Also, for Election Day, guests had the opportunity to order through the app with the code "ivoted" to receive an order of free fries. On our shakeshack.com website we have a mobile-friendly interactive digital tool featuring allergen and nutritional data, dedicated Shack App page and a Shack city guide section with local geo-mapping.
Community and Charitable Partners
Each Shack focuses on conveying a consistent national brand message while also tailoring marketing efforts to each region. We have menu items that feature local ingredients and beers that are specific to each Shack's community. We also aim marketing efforts at local events by participating in local celebrations and developing relationships within the community, which helps position Shake Shack as a premium brand that is connected to its neighborhood through. Outside of local events, each Shack has a local charity partner to which it donates 5% of the sales from its Pie Oh My concrete. The D.C. Shacks, for instance, featured the "Livin' the Pie Life" and donates 5% of this Pie Oh My concrete's sales to Casey's Trees. We also serve our communities by hosting 25% Donation Days—we designate a Monday or Tuesday for our partners to promote and bring out their friends and family to have 25% of participant’s order values donated back to the charity of choice.
Since 2012, Shake Shack annually has held The Great American Shake Sale™ during the month of May to raise money and awareness for childhood hunger. During The Great American Shake Sale, we encourage guests to donate $2 in exchange for a free shake (a $5 value) at their next visit. 100% of these donations go directly to Share Our Strength's No Kid Hungry campaign. In May 2018, we raised $343,000 across our domestic company-operated Shacks for this initiative.
In 2018, between the 25% donation days, product donations, special charitable promotions, concrete contributions and the Great American Shake Sale, we raised over $750,000 for charities!
In addition to each Shack's local charity partner, Shacks will also participate or host other local charitable events. Some examples include:

▪
LOVE SHACK SHAKE with the B52s – For Valentine's Day, we teamed up with the famed music group The B-52s, to create the Love Shack Shake–a strawberry blonde milkshake topped with whipped cream and glitter sprinkles–offered for a limited time in February. Additionally, for every Love Shack sold, Shake Shack donated $2 to Canine Companions for Independence, a non-profit that enhances the lives of people with disabilities by providing highly trained assistance dogs and a lifetime of support entirely free of charge.

▪
Team Mr8 Shack— In April 2018 the Newbury Street Shack kicked off marathon Monday in Boston with its exclusive Team Mr8 Shake – vanilla custard blended with fudge and peanut butter sauces, topped with whipped cream and chocolate sprinkles. All proceeds from the shake went to Team Mr8, the Martin Richard Foundation, which provides opportunities for young people to learn, grow and lead through volunteerism and community engagement.

▪
PRIDE — Throughout the month of June, we participated in Pride activations throughout the country, including the Pride parades in New York City, Washington D.C., Chicago, Los Angeles, San Diego and Lexington. Our teams were decked

Shake Shack Inc. Form 10-K | 11

out in Pride swag and distributed to parade-goers, hosted silent dance parties and vended at events. On our website, we sold a limited-edition Pride capsule collection, including a Shake Shack X PINTRILL pin, tee, tote and beach towel, of which 100% of the proceeds benefited The Trevor Project. We also sold a Pride Shake–a strawberry shake blended with Shack-made lemonade, topped with whipped cream and rainbow sprinkles–from which $1 of every shake sold also benefited the charity.
Pop-ups, Promotions and Events
Throughout fiscal 2018 we continued to do innovative branding by collaborating with other chefs and creating various pop-up concepts, as well as offering exciting promotions and participating in special events to drive brand awareness. These pop-ups are a key part of building the growing strength of the Shake Shack brand while capturing these unique moments that differentiate our brand. Some notable collaborative pop-ups, promotions and events include:

▪
Coachella and Stagecoach Music and Arts Festival – In April 2018 we were excited to serve up our classic menu items at the Coachella Music and Arts Festival and Stagecoach Festival for three three-day weekends in California, where we set-up our first-ever festival kiosk model.

▪
Allbirds Collaboration – For one day only in May at the Madison Square Park Shack, we set up shop with Allbirds and offered one-of-a-kind Shake Shack Tree Runners, a custom limited-edition lace kit and a Hokey Pokey shake – inspired by Allbirds’ New Zealand roots, which featured honeycomb candy and chocolate, topped with whipped cream and toffee.

▪
Shake Shack X Canlis Backlot Pop-Up – To celebrate Seattle's first taste of Shake Shack, in June 2018, we partnered with Canlis, a Westlake fine dining institution, to serve-up Shake Shack classics plus Canlis Dungeness Crab melts, and créme brülée Whoopie pies, as well as featuring live music, all taking place in the backlot of Canlis.

▪
Shake Shack X Bob's Burgers Pop-Up – In preparation for the kick-off of Comic-Con, and in celebration of the 150th episode of Fox's sitcom Bobs Burgers, we decorated our Mission Valley Shack in San Diego with Bob's Burgers artwork, including a replica of the show's iconic dining counter. We offered a "Burger of the Day" just as Bob would, called "Can I have your Slaw-tograph Burger"– a cheeseburger topped with barbecue pulled pork, jalapeño, pickles and scallion slaw.

▪
Shake Shack X Ralph's Italian Ices Pop-Up – In anticipation of Shake Shack's opening at the Staten Island Mall, we popped up at the original Ralph's Famous Italian Ices & Ice Cream. We served-up a limited menu featuring ShackBurgers and crinkle-cut fries alongside Ralph's full menu, along with a one-day only collaboration, the Strawberry SHACKcake Italian Ice.

Media, Product Placement and Influencers
Shake Shack’s unique positioning has allowed us to garner robust media coverage across food, lifestyle, business and trade publications. We are often featured in outlets such as Bon Appetit, Food & Wine, Eater, Grub Street, Refinery29, BuzzFeed, People, New York Times, Wall Street Journal, Business Insider, CNBC, Fast Company, Forbes, Digiday and more. Shake Shack is continually mentioned on morning shows like TODAY Show, Good Morning America, CBS Sunday Morning and LIVE with Kelly and Ryan, as well as late shows like Saturday Night Live, The Late Show with James Corden, Jimmy Kimmel Live!, The Daily Show, Late Night with Seth Meyers and Late Night with Jimmy Fallon. We have also been mentioned in prime time television programs like CBS’s sitcom The Big Bang Theory and ABC's Jeopardy.
Shake Shack has been fortunate to receive considerable product placement in movies, TV shows and other media without any cost to the Company, and in some cases, has been able to charge fees for these location shoots, which have included scenes from the motion pictures Something Borrowed and Tower Heist, as well as the acclaimed HBO series The Newsroom, Showtime's Billions and Shameless and the Amazon original series Bosch (which featured our West Hollywood Shack).
Shake Shack’s popularity and cultural relevance has awarded us countless celebrity and influencer fans across Hollywood, music, fashion, sports and more. We have seen organic promotion from the likes of Matt Damon, Oprah, Keith Urban and Taylor Swift, to name a few.
We Are Accountable For Results

12 | Shake Shack Inc. Form 10-K

Our brand power and thoughtful approach to growth have resulted in strong performance across a variety of geographies and formats. We grew from 63 Shacks in fiscal 2014 to 208 Shacks in fiscal 2018 spanning 26 states (and the District of Columbia) and 13 countries, representing a 35% compound annual growth rate ("CAGR"). As a result of our expansion and strong performance:

▪	Our total revenue grew from $118.5 million in fiscal 2014 to $459.3 million in fiscal 2018, a 40% CAGR. Compared to fiscal 2017, total revenue increased 28.0% in fiscal 2018.

▪	Net income attributable to Shake Shack Inc. for fiscal 2018 was $15.2 million, compared to a loss of $0.3 million for fiscal 2017.

▪
Adjusted EBITDA, a non-GAAP measure, increased 14% to $73.9 million for fiscal 2018 from $64.7 million for fiscal 2017. For a reconciliation of Adjusted EBITDA to net income, see "Non-GAAP Financial Measures—EBITDA and Adjusted EBITDA" in Part II, Item 7.

▪
Adjusted pro forma net income, a non-GAAP measure, increased 28.0% to $26.9 million, or $0.71 per fully exchanged and diluted share in fiscal 2018, compared to $21.0 million, or $0.57 per fully exchanged and diluted share in fiscal 2017. For a reconciliation of adjusted pro forma, a non-GAAP measure, to net income (loss) attributable to Shake Shack Inc., see "Non-GAAP Financial Measures—Adjusted Pro Forma Net Income and Adjusted Pro Forma Earnings Per Fully Exchanged and Diluted Share" in Part II, Item 7.

Adjusted EBITDA

$80.0
$70.0
$60.0
$50.0
$40.0
$30.0
$20.0
$10.0
$0.0
($ in millions)
$14.9
$37.0
$50.2
$64.7
$73.9
FY 2014
FY 2015
FY 2016
FY 2017
FY 2018

	FY 2014	FY 2015	FY 2016	FY 2017	FY 2018
Margin	15.4%	12.5%	18.7%	18.0%	16.1%
Net income	$2.1	$3.1	$22.1	$8.9	$21.9

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

COMPETITION

The restaurant industry is highly competitive and fragmented, with restaurants competing on multiple areas, such as taste, price, food quality, service, location and the ambiance and condition of the restaurant. Our primary competitors include other fast casual restaurants, quick service restaurants and casual dining restaurants. Our competition includes multi-unit national and regional chains, as well as a wide variety of locally-owned restaurants. Our competitors may operate company-owned restaurants, franchised restaurants or some combination. Many of our competitors offer breakfast, lunch and dinner, as well as dine-in, carry-out and delivery services. We may also compete with companies outside of the traditional restaurant industry, such as grocery store chains, meal subscription services and delicatessens, especially those that target customers who seek high-quality food, as well as convenience food stores, cafeterias and other dining outlets. Our competition continues to intensify as new competitors enter both the burger

Shake Shack Inc. Form 10-K | 13

and fast casual segments, as well as new digital experience and convenience food options. We also face increasing competitive pressures from some of our competitors who have recently announced initiatives to offer better quality ingredients, such as antibiotic-free meat. For more information regarding the risks we face from our competitors, who may have, among other things, a more diverse menu, greater financial resources, lower operating costs, a more well-established brand, better locations and more effective marketing than we do, see "Risks Related to Operating in the Restaurant Industry—We face significant competition for guests, and if we are unable to compete effectively, our business could be adversely affected" in Item 1A, Risk Factors.
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
Opening New Domestic Company-Operated Shacks
This is where our greatest opportunity for growth lies. Shake Shack’s business model remains strong and we intend to open many more Shacks. We waited nearly five years to open our second Shack, and we are still in the very early stage of our story, with only 124 domestic company-operated and 12 domestic licensed Shacks in 26 states and Washington, D.C. as of December 26, 2018. We believe there is tremendous whitespace opportunity to expand in both existing and new U.S. markets, and we will continue to invest in the infrastructure that will enable us to continue to grow rapidly and with discipline. In fiscal 2018, we significantly expanded our domestic company-operated footprint by opening 34 new Shacks, representing a 37.8% increase in our domestic company-operated Shack count. We believe that over the long-term, we have the potential to grow our current domestic company-operated Shack footprint to at least 450 Shacks by opening domestic company-operated Shacks in new and existing markets, of which we have only opened 28% of that footprint thus far. The rate of future Shack growth in any particular period is inherently uncertain and is subject to numerous factors that are outside of our control. As a result, we do not currently have an anticipated timeframe for such expansion. We believe we have a versatile real estate model built for growth. We have adopted a disciplined expansion strategy designed to leverage the strength of our business model and our significant brand awareness to successfully develop new Shacks in an array of markets that are primed for growth, including new and existing, as well as small and large markets. We continue to be encouraged by the success of our multi-format strategy which includes Shacks in various formats including but not limited to urban centers, free-standing pads, mall locations, food courts, lifestyle centers, train stations, airports, stadiums, outlets and more.
We will continue to expand in existing markets in 2019, in order to leverage operational effectiveness as we cluster in these high-density markets, but we will also enter new markets, including Salt Lake City and New Orleans. In 2018 we entered into five new states, including: Alabama, North Carolina, Ohio, Tennessee and Washington. With 208 Shacks around the world (as of December 26, 2018), we have identified many attractive and differentiated markets for the Shake Shack experience. In major metropolitan areas, we seek locations where communities gather, often with characteristics such as high foot traffic, substantial commercial density, reputable co-tenants and other traffic drivers such as proximity to parks, museums, schools, hospitals and tourist attractions. For every potential domestic company-operated Shack we consider, we apply rigorous financial metrics to ensure we maintain our targeted profitability.
Capitalizing on Our Outsized Brand Awareness
One of the great advantages for Shake Shack has been our birthplace and headquarters in New York City. Rarely has a brand of our type been born in New York, and from a fine dining company. This gives us tremendous media and brand power which often

14 | Shake Shack Inc. Form 10-K

outweighs our relative size. This year marked a huge accomplishment for us as we received an "A" grading from the Natural Resources Defense Council's (NRDC) Chain Reaction Report for sourcing beef raised without any antibiotics, being one of only two burger chains to have done so. Also related to how we strive to Stand For Something Good, last year we had the honor of being recognized at Compassion in World Farming’s 2017 Good Farm Animal Welfare Awards (GFAWA), which celebrates companies that use or have committed to use cage-free eggs or egg products. We focus our efforts on building a genuine connection with our guests and integrating into their communities through investment in innovative marketing and programming. Shake Shack was named in Nation's Restaurant's News as one of the 2018 Top 10 Fastest Growing Chains and on Foodable's "brand of the year" list as part of their 2018 Top Emerging Brands. Our marketing efforts focus on interacting with our guests in an authentic, innovative manner which creates memorable, meaningful experiences. The experience that we provide for our guests and local communities has generated a growing loyal following that promotes our brand through word-of-mouth. We believe that this outsized brand awareness will continue to fuel our growth in existing and new markets.
Growing Same-Shack Sales
Given the significant awareness of our brand and the excitement we have been able to generate for our market launches, our Shacks in newer markets have generally opened with higher volumes and operating profits relative to their second year, following the strong initial honeymoon period. We expect our Shacks to deliver low single digit same-Shack sales growth over the long term, while the number of new Shack openings relative to our comparable Shack base remains our primary driver of growth in the near term. We believe, based on our business strategy and various factors in and out of our control, that we will have quarters where our same Shack sales may be negative. We do, however, continually focus on improving our same-Shack sales performance by providing an engaging and differentiated guest experience that includes new seasonal and Shack-specific offerings, technological upgrades including the Shack App, web ordering and delivery, unique and thoughtful integration with local communities and high standards of excellence and hospitality. We will continue to innovate around our core menu to keep our offerings fresh, while remaining focused on our signature items.
Thoughtfully Increasing Our Licensed Shacks
We will continue to grow our licensed portfolio by expanding further domestically, in the countries in which we currently have internationally licensed operations, as well as entering new international markets. This strategy historically has been a low-cost, high-return method of growing our brand awareness and providing an increasing source of cash flow. As of December 26, 2018 we had 84 licensed Shacks, of which 72 were international and 12 were domestic.

Shake Shack Inc. Form 10-K | 15

International Licensed Operations
Throughout fiscal 2018 we continued to expand upon our international footprint by making new partnerships, as well as building upon existing ones, and opened 13 international licensed Shacks. A meaningful part of our international business strategy is focused in Asia, with continued growth in Japan and South Korea, as well as our entrance into Hong Kong this year, the first at the Central IFC Mall and the second at Pacific Place. Additionally, we entered into new licensing agreements to bring Shake Shack to the Philippines and Singapore, with the plan of opening 15 Shacks in the Philippines through 2026 and 10 Shacks in Singapore through 2023, both of which are planned to commence in 2019. We signed our first licensing agreement to enter into Japan in 2014, with a plan to open 10 Shacks over the following five years, which we were able to execute in just three years. With this great success and demand, this year we extended the agreement in Japan to open an additional 15 Shacks through 2024. As of December 26, 2018 we had a total of 19 licensed Shacks in Asia, which will increase throughout the region as we continue to execute upon our licensing agreements. Additionally, to further lead our Asian business, we announced that we will be investing in our first international regional office in Hong Kong in 2019 to support the brand and day-to-day operations. Outside of Asia, we entered into a new partnership to bring Shake Shack to Mexico, with the plan to open 30 Shacks through 2028, and the first to open in 2019. These new partnerships are great opportunities for our team to grow, learn and bring back new insights to the broader company.
Domestic Licensed Operations
Domestically, we have continued to grow our licensed business, especially in our presence at airport locations around the country, which have be an exciting layer of growth to our licensed strategy. This year we opened two domestic licensed locations, both of which were at airports, including at the Atlanta Hartsfield Airport and LaGuardia Airport. Given our position in New York and the success of our current licensed Shacks at home and abroad, we continue to attract substantial interest from potential international licensees around the world and we believe we have significant opportunities to expand our licensing footprint in existing and new international markets as our team, development opportunities and supply chain matures.

16 | Shake Shack Inc. Form 10-K

OPERATIONS

Sourcing and Supply Chain
Shake Shack has always been committed to working with best-in-class suppliers, across our supply chain. Our Stand For Something Good vision guides us in how we source and develop our ingredients, always looking for the best ways to provide top quality food at an excellent value and accessible to all. We pride ourselves on sourcing premium ingredients from like-minded ranchers, farmers and food purveyors—using real premium ingredients like 100% all-natural proteins with no hormones or antibiotics, humanely raised and source verified. We received an "A" grading from the NRDC this year in their Chain Reaction Report for sourcing beef raised without any antibiotics, being one of only two burger chains to have done so without the routine use of antibiotics. Additionally, our animal welfare policy can be found on our Shake Shack website and we have remained committed to using cage-free eggs in all of our food and have done so for the past two years. This year we elevated our mission to Stand For Something Good even further by our commitment to eliminate the use of plastic straws and high fructose corn syrup in our foods by 2019, as well as building our relationships with local suppliers and ranchers throughout the country.
We have a regional strategy for ground beef production to ensure that we are always serving freshly ground and never frozen beef at our domestic Shacks. Initially, and around the time or our IPO, our beef production was focused in New York City. However, as we've grown around the country, we now have eight butchers spread throughout the country who produce our burgers on a daily basis, and we will continue to partner with regional suppliers in new markets as we grow.
We have a limited number of suppliers for our major ingredients, including beef patties, chicken, potato buns, custard, Portobello mushrooms and cheese sauce. In fiscal 2018, we purchased all of our (i) ground beef patties from eight suppliers, with approximately 56% of our ground beef patties from one supplier; (ii) chicken breast from one supplier; (iii) potato buns directly from one supplier; (iv) custard base from three suppliers; (v) 'Shroom Burgers from one supplier; (vi) crinkle cut fries from two suppliers; and (vii) ShackSauce from two suppliers, with approximately 88% of ShackSauce supplied by one supplier. We have developed a reliable supply chain and continue to focus on identifying alternative sources to avoid any possible interruptions of service and product.
Distribution
We contract with one distributor, which we refer to as our "broadline" distributor, to provide virtually all of our food distribution services in the United States. As of December 26, 2018, approximately 84% of our core food and beverage ingredients and 100% of our paper goods and chemicals, collectively representing approximately 49% of our purchases, were processed through our broadline distributor for distribution and delivery to each Shack. As of December 26, 2018, we were utilizing 19 affiliated distribution centers to supply our domestic company-operated Shacks. We recognize that the safety and consistency of our products begins with our suppliers. Suppliers must meet certain criteria and strict quality control standards in the production and delivery of our food and other products. We regularly evaluate our broadline distributor to ensure that the products we purchase conform to our standards and that the prices they offer are competitive.
Food Safety and Quality Assurance
Food safety is a top priority and we are committed to serving safe, high quality food. We have rigorous quality assurance and food safety protocols in place throughout our supply chain and in our Shacks. We have a comprehensive supplier and ingredient selection process and maintain a limited list of approved suppliers. We thoroughly review the results of suppliers' internal and external quality audits, insurance coverage and track record on an ongoing basis. We have a food safety site inspection process and periodically perform supplier site visits, as well as mock food recalls. We have developed and implemented training and operating standards related to the food preparation, cleanliness and safety in the Shacks. We have a dedicated Quality Assurance team to ensure food safety across all domestic company-operated Shacks as well as employing an external third-party to conduct additional audits of these Shacks on a quarterly basis.
Site Selection
Shake Shack is ultimately about the guest experience and our site selection focuses on choosing great sites where people want to be together. Our site selection process is actively led by our Real Estate Committee, which meets regularly and follows a detailed

Shake Shack Inc. Form 10-K | 17

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
Construction
A typical Shack takes between 14 and 20 weeks to build. In fiscal 2018, the total investment cost of a new Shack, which includes costs related to items such as furniture, fixtures and equipment, ranged from approximately $1.4 million to $4.0 million, with an average investment cost of approximately $2.2 million. We use a number of general contractors on a regional basis and employ a mixed approach of bidding and strategic negotiation in order to ensure the best value and highest quality construction.
Management Information Systems
Our domestic company-operated Shacks use computerized point-of-sale and back-office systems that are designed specifically for the restaurant industry and we use many customized features to increase operational effectiveness, internal communication and data analysis. This system provides a touch screen interface, graphical order confirmation display, touch screen kitchen display and integrated, high-speed credit card and gift card processing. The point-of-sale system is used to collect daily transaction data, which generates information about daily sales, product mix and average transaction size.
Enterprise-wide System Upgrade Initiative – Project Concrete
In an effort to ensure our infrastructure and support systems are sufficiently robust and scalable to deliver upon our current and future growth opportunities, we have been making key investments in our core financial and operational systems this year through our enterprise-wide system upgrade initiative called "Project Concrete". Project Concrete is an enterprise resource planning (ERP) project to implement new systems and processes supporting our finance, procure-to-pay, inventory and human capital management (HCM) areas. Throughout Project Concrete, we will be focusing on: (i) streamlining and automating business processes within the aforementioned areas to establish a scalable foundation for robust growth; (ii) standardizing and centralizing business processes; and (iii) implementing new software applications to enable the centralized business process in a controlled and efficient way.

Our back-office computer systems are designed to assist in the management of our domestic company-operated Shacks and provide real-time labor and food cost management tools. These tools provide the Home Office and operations management quick access to detailed business data and reduces the amount of time spent by our Shack-level managers on administrative needs. Project Concrete will also replace our current back of the house systems and reduce the administrative tasks in the Shacks as we continue to invest in our tools across the company.

Digital Tools
Last year we rolled out nationwide our first-ever mobile ordering Shack App for iOS and Android, where guests are able to order Shack menu items directly from their phone. Information from the Shack App indirectly interfaces with our point-of-sale system. In 2018, we made design enhancements to our app knowing that consumers demand faster, easier and more personalized experiences, and as such, we used guest data to develop a number of these enhancements to optimize the path to purchase. These app enhancements were primarily around personalized messaging, faster and easier checkout steps, order history and activation readiness for future features.

Additionally this year, we introduced a new way our guests can get their Shack right from their computer! We piloted our web ordering platform, starting at 10 Shacks across the country, and subsequently rolling it out nationwide by the end of the year. This new ordering channel is similar in feel to our kiosks and mobile application, and guests follow the same pick up process as the app. With higher category limits (versus the Shack app) and the ability to check out as a guest, web ordering offers a way to attract the more transient guest.

We have grown our kiosk base at the Shacks throughout this year, from launching our first kiosk-only order, cashless environment at Astor Place last year to having kiosks at 16 Shacks by the end of 2018. The Shack kiosk was developed to allow Shake Shack to serve more guests at peak times – whether in-Shack, for pickup via the Shack App, or even delivery. The Shack kiosk replicates the experience of the Shack App with a sharp aesthetic, an intuitive touch screen interface and ease of ordering. Guests simply

18 | Shake Shack Inc. Form 10-K

select their food, place an order and choose to receive an alert via text when their order is ready. We incorporate the kiosk in a variety of ways at the Shack, some are kiosk-only, like at Astor Place, and others use a mixture between kiosks and cashier, whichever way, we always strive to deliver the most hospitable experience to our guests as possible.
INTELLECTUAL PROPERTY

Since our inception, we have undertaken to strategically and proactively develop our intellectual property portfolio by registering our trademarks and service marks worldwide. As of December 26, 2018, we had 22 registered marks domestically, including registrations in our core marks ("Shake Shack," "Shack Burger," "" and "") and certain other marks, such as Stand for Something Good. Internationally, we have registered our core marks in over 82 countries spanning six continents. These marks are registered in multiple international trademark classes, including for restaurant services, food services, non-alcoholic beverages and apparel. We also own the domain www.shakeshack.com as well as over 400 other domain names for use in other markets.
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
SEASONALITY

Our business is subject to slight regional seasonal fluctuations, during the respective region's summer months, affecting certain quarters of the fiscal year. Additionally, given our use of a fiscal calendar, there may be some fluctuations between quarters due to holiday shifts in the calendar year.
EMPLOYEES

As of December 26, 2018, we had 6,101 employees, of whom 5,214 were hourly team members, 703 were Shack-level managers and 184 were Home Office personnel.

Shake Shack Inc. Form 10-K | 19

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age and position held by each of our executive officers as of December 26, 2018 is set forth below.

Name	Age	Position
Randy Garutti	43	Chief Executive Officer and Director
Tara Comonte	44	Chief Financial Officer
Zachary Koff	39	Chief Operating Officer
Randy Garutti has served as Shake Shack's Chief Executive Officer and on the Board of Directors since April 2012. Prior to becoming Chief Executive Officer, Mr. Garutti served as Chief Operating Officer of SSE Holdings since January 2010. Mr. Garutti has worked with USHG and Mr. Meyer for over 19 years. Prior to leading Shake Shack, Mr. Garutti was the Director of Operations, overseeing the operations for all USHG restaurants. In addition, Mr. Garutti served as General Manager of Union Square Cafe and Tabla, both of which won numerous accolades in the hospitality industry. Mr. Garutti graduated from Cornell University's School of Hotel Administration in 1997. Mr. Garutti was selected to our board of directors because of his leadership role in our development and growth and because he possesses particular knowledge and experience in strategic planning and leadership in the hospitality business.
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

20 | Shake Shack Inc. Form 10-K

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
The contents of our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Shake Shack Inc. Form 10-K | 21

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

22 | Shake Shack Inc. Form 10-K

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
Our results have been, and in the future may continue to be, significantly impacted by the timing of new Shack openings (often dictated by factors outside of our control), including landlord delays, associated Shack pre-opening costs and operating inefficiencies, as well as changes in our geographic concentration due to the opening of new Shacks. We typically incur the most significant portion of pre-opening costs associated with a given Shack within the three months preceding the opening of the Shack. Our experience has been that labor and operating costs associated with a newly opened Shack for the first several months of operation, are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of Shack sales. Our new Shacks commonly take 8 to 12 weeks to reach target operating levels due to inefficiencies typically associated with new Shacks, including the training of new personnel, new market learning curves, inability to hire sufficient qualified staff and other factors. We may incur additional costs in new markets, particularly for transportation and distribution, which may impact the profitability of those Shacks. Although we have specific target operating and financial metrics, new Shacks may not meet these targets or may take longer than

Shake Shack Inc. Form 10-K | 23

anticipated to do so. Any new Shacks we open may not be profitable or achieve operating results similar to those of our existing Shacks, which could adversely affect our business, financial condition or results of operations.
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

24 | Shake Shack Inc. Form 10-K

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
We have a limited number of suppliers for our major ingredients, including beef patties, chicken, potato buns, custard, portobello mushrooms and cheese sauce. In fiscal 2018, we purchased all of our (i) ground beef patties from eight suppliers, with approximately 56% of our ground beef patties supplied by one supplier; (ii) chicken breast from one supplier; (iii) potato buns directly from one supplier, which operates two facilities; (iv) custard base from three suppliers; (v) 'Shroom Burgers from one supplier; and (vi) ShackSauce from two supplier, with approximately 88% of our ShackSauce supplied by one supplier. Due to this concentration of suppliers, the cancellation of our supply arrangements with any one of these suppliers or the disruption, delay or inability of these suppliers to deliver these major products to our Shacks may materially and adversely affect our results of operations while we establish alternate distribution channels. In addition, if our suppliers fail to comply with food safety or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted. We cannot assure you that we would be able to find replacement suppliers on commercially reasonable terms or a timely basis, if at all.
We contract with one distributor, which we refer to as our "broadline" distributor, to provide virtually all of our food distribution services in the United States. As of December 26, 2018, approximately 84% of our core food and beverage ingredients and 100% of our paper goods and chemicals, collectively representing 49% of our purchases, were processed through our broadline distributor for distribution and delivery to each Shack. As of December 26, 2018, we were utilizing 19 affiliated distribution centers and each distribution center carries two to three weeks of inventory for our core ingredients. In the event of a catastrophe, such as a fire, our broadline distributor can supply the Shacks affected by their respective distribution center from another affiliated distribution center. If a catastrophe, such as a fire, were to occur at the distribution center that services the Shacks located in New York and northern New Jersey, we would be at immediate risk of product shortages because that distribution center supplies 26% of our domestic company-operated Shacks as of December 26, 2018, which collectively represented 34% of our Shack sales for fiscal 2018. The other 18 distribution centers collectively supply the other approximately 74% of our domestic company-operated Shacks, which represented the remaining 66% of our Shack sales.
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

Shake Shack Inc. Form 10-K | 25

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
We rely, in part, on our licensees and the manner in which they operate their Shacks to develop and promote our business. As of December 26, 2018, four licensees operated all of our domestic licensed Shacks and four licensees operated all of our international licensed Shacks, with one such licensee operating 53% of our international licensed Shacks. Our licensees are required to operate their Shacks according to the specific guidelines we set forth, which are essential to maintaining brand integrity and reputation, all laws and regulations applicable to Shake Shack and its subsidiaries, and all laws and regulations applicable in the countries in which Shake Shack operates. We provide training to these licensees to integrate them into our operating strategy and culture. However, since we do not have day-to-day control over all of these Shacks, we cannot give assurance that there will not be differences in product and service quality, operations, labor law enforcement or marketing or that there will be adherence to all of our guidelines and applicable laws at these Shacks. In addition, if our licensees fail to make investments necessary to maintain or improve their Shacks, guest preference for the Shake Shack brand could suffer. Failure of these Shacks to operate effectively could adversely affect our cash flows from those operations or have a negative impact on our reputation or our business.
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

26 | Shake Shack Inc. Form 10-K

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
Food safety is a top priority, and we dedicate substantial resources to ensure the safety and quality of the food we serve. Nevertheless, we face food safety risks, including the risk of food-borne illness and food contamination, which are common both in the restaurant industry and the food supply chain and cannot be completely eliminated. We rely on third-party food suppliers and distributors to properly handle, store and transport our ingredients to our Shacks. Any failure by our suppliers, or their suppliers, could cause our ingredients to be contaminated, which may be difficult to detect before the food is served. Additionally, the risk of food-borne illness may also increase whenever our food is served outside of our control, such as by third-party delivery services. We are further exposed to this risk as our sales through unaffiliated third-party delivery services increases, if we continue to conduct pilots with third-party delivery partners and/or if we enter into a formal arrangement with one or more third-party delivery partners.
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
If any of our guests become ill from food-borne illnesses, we could be forced to temporarily close one or more Shacks or choose to close as a preventative measure if we suspect there was a pathogen in our Shacks. Furthermore, any instances of food contamination, whether or not at our Shacks, could subject us or our suppliers to voluntary or involuntary food recalls and the costs to conduct such recalls could be significant and could interrupt our supply to unaffected Shacks or increase the cost of our ingredients.
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

Shake Shack Inc. Form 10-K | 27

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
Our profitability depends, in part, on our ability to anticipate and react to changes in the price and availability of food commodities, including among other things beef, poultry, grains, dairy and produce. Prices may be affected due to market changes, increased competition, the general risk of inflation, shortages or interruptions in supply due to weather, disease or other conditions beyond our control, or other reasons. For example, in 2018 there were recalls on romaine lettuce, and although we do not serve romaine lettuce, we nonetheless experienced a slight financial impact due to higher demand and price of other types of lettuce we do serve. We experienced a slight financial impact as we use lettuce on our burgers and sandwiches. Other events could increase commodity prices or cause shortages that could affect the cost and quality of the items we buy or require us to further raise prices or limit our menu options. These events, combined with other more general economic and demographic conditions, could impact our pricing and negatively affect our Shack sales and Shack-level operating profit margins. While we have been able to partially offset inflation and other changes in the costs of core operating resources by gradually increasing menu prices, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. From time to time, competitive conditions could limit our menu pricing flexibility. In addition, macroeconomic conditions could make additional menu price increases imprudent. There can be no assurance that future cost increases can be offset by increased menu prices or that increased menu prices will be fully absorbed by our guests without any resulting change to their visit frequencies or purchasing patterns. In addition, there can be no assurance that we will generate same-Shack sales growth in an amount sufficient to offset inflationary or other cost pressures.
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

28 | Shake Shack Inc. Form 10-K

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
Our burgers depend on the availability of our proprietary ground beef blend. Availability of our blend depends on two different components: raw material supplied by the slaughterhouses and ground and formed beef patties supplied by regional grinders who further process and convert whole muscle purchased from the slaughterhouses. The primary risk we face is with our regional grinders. If there is an interruption of operation at any one of our regional grinder's facilities, we face an immediate risk because each Shack typically has less than three days of beef patty inventory on hand. However, we have agreements with our regional grinders to provide an alternate back-up supply in the event of a disruption in their operations. In addition, our second largest regional grinder can, in an emergency, supply us in the event of a disruption of operations at one of our beef grinders through our broadline distributor's network, but there would be a delay in availability due to production and shipping.
We currently have nine approved raw beef suppliers and nine approved beef processors in the United States. If there is a supply issue with all U.S. raw beef, we have eight approved raw beef suppliers and eight approved beef processors in other countries. The risks to using international suppliers are shipping lead time, shipping costs, potential import duties and U.S. customs. It is unknown at this time how long it would take and at what cost the raw material would be to import from any such other country, but the delay and cost would likely be adverse to our business.
We face significant competition for guests, and if we are unable to compete effectively, our business could be adversely affected.
The restaurant industry is intensely competitive with many well-established companies that compete directly and indirectly with us with respect to taste, price, food quality, service, value, design and location. We compete in the restaurant industry with multi-unit national, regional and locally-owned and/or operated limited-service restaurants and full-service restaurants. We compete with (i) restaurants, (ii) other fast casual restaurants, (iii) quick service restaurants and (iv) casual dining restaurants. Our competitors may operate company-owned restaurants, franchised restaurants or some combination. Many of our competitors offer breakfast, lunch and dinner, as well as dine-in, carry-out and delivery services. We may also compete with companies outside of the traditional restaurant industry, such as grocery store chains, meal subscription services and delicatessens, especially those that target customers who seek high-quality food, as well as convenience food stores, cafeterias and other dining outlets. Many of our competitors have existed longer than we have and may have a more established market presence, better locations and greater name recognition nationally or in some of the local markets in which we operate or plan to open Shacks. Some of our competitors may also have significantly greater financial, marketing, personnel and other resources than we do. They may also operate more restaurants than we do and be able to take advantage of greater economies of scale than we can given our current size.
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
Additionally, as we continue to innovate upon our digital strategy and offer more ways to order through digital channels, such as the app, web ordering, kiosk and delivery, we compete with other competitors who currently, or are beginning to, offer the same

Shake Shack Inc. Form 10-K | 29

options as well as new and improved technologies. With the introduction of these digital channels, there is also an increased opportunity for customer credit card fraud to occur, which could result in increased credit card fees for us.
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
Our international licensed Shacks import many of our proprietary ingredients from the United States, United Kingdom and the European Union ("EU"). For example, our proprietary blend of beef patties and/or raw materials for beef patties originate from the United States and the EU as well as Australia. In addition, outside of Japan, Korea and Turkey our potato buns supplied internationally are exclusively from the United States, and other key items, such as crinkle cut fries, originate within the United States or the EU. While we have established secondary supply solutions for some of these ingredients, we have not acquired secondary supplies for all of them.
Due to the long lead time and general volatility in the supply chain, the third-party logistic providers for our international licensed Shacks in the Middle East carry at least three months of inventory to allow for delays or interruptions in the supply chain. Specifically, we have had past and ongoing issues ensuring that timely and adequate supplies reach our Middle East Shacks. In the Middle East, our licensee delegates the supply function to its own third-party logistics providers in each country in which it operates, with which we have limited and restricted communication, preventing us from exercising direct control or instruction over such entities.
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

30 | Shake Shack Inc. Form 10-K

Restaurant companies have been the target of class action lawsuits and other proceedings that are costly, divert management attention and, if successful, could result in our payment of substantial damages or settlement costs.
Our business is subject to the risk of litigation by employees, guests, suppliers, licensees, stockholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action and regulatory actions, is difficult to assess or quantify. In recent years, restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted from time to time alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal deductions, overtime eligibility of assistant managers and failure to pay for all hours worked. In fiscal 2018 we were the subject of such an employment-related claim and there can be no assurance that we will not be named in any such lawsuit in the future or that we would not be required to pay substantial expenses and/or damages.
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

Shake Shack Inc. Form 10-K | 31

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

32 | Shake Shack Inc. Form 10-K

Because many of our domestic company-operated Shacks are concentrated in local or regional areas, we are susceptible to economic and other trends and developments, including adverse weather conditions, in these areas.
Our financial performance is highly dependent on Shacks located in the Northeast and the New York City metropolitan area, which comprised approximately 49% (or 61 out of 124) of our total domestic company-operated Shacks as of December 26, 2018. As a result, adverse economic conditions in any of these areas could have a material adverse effect on our overall results of operations. In addition, given our geographic concentrations, negative publicity regarding any of our Shacks in these areas could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, terrorist attacks, increases in energy prices, inclement weather or natural or man-made disasters.
In particular, adverse weather conditions, such as regional winter storms, floods, severe thunderstorms and hurricanes, could negatively impact our results of operations. Temporary or prolonged Shack closures may occur and guest traffic may decline due to the actual or perceived effects of future weather related events.
Security breaches of either confidential guest information in connection with, among other things, our electronic processing of credit and debit card transactions or mobile ordering app, or confidential employee information may adversely affect our business.
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
We rely heavily on information systems, including point-of-sale processing in our Shacks, for management of our supply chain, accounting, payment of obligations, collection of cash, credit and debit card transactions, mobile ordering and other processes and procedures. As a rapidly growing business, our current information technology infrastructure may not be adequately suited to handle the increasing volume of data and additional information needs of our organization. If we are unable to successfully upgrade our

Shake Shack Inc. Form 10-K | 33

information systems to meet the growing needs of our business or are delayed in doing so, whether through our current enterprise-wide finance initiative Project Concrete or other future ones, our growth could be adversely affected.
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
Seventy-two of our 84 licensed Shacks as of December 26, 2018 are located outside the United States and we expect to continue to expand our licensed Shacks internationally. As a result, we are and will be, on an increasing basis, subject to the risks of doing business outside the United States, including:

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
Any or all of these factors may adversely affect the performance of and licensing revenues we receive from our licensed Shacks located in international markets. Our international licensed Shacks operate in several volatile regions that are subject to geopolitical and socio-political factors that pose risk to our business operations. In the past, our licensee has been negatively impacted by currency devaluation in Russia and Turkey and we have seen a reduction in licensing revenue from our those respective Shacks.

34 | Shake Shack Inc. Form 10-K

In addition, the economy of any region in which our Shacks are located may be adversely affected to a greater degree than that of other areas of the country or the world by certain developments affecting industries concentrated in that region or country. For example, our Shacks located in the Middle East have, in the past, suffered from violence and political unrest, as well as depressed oil prices with declines in traffic experienced throughout the region, and in 2017, our licensee in the Middle East closed two Shacks; it is possible that our licensee may choose to close more of these Shacks in the future. While these factors and the impact of these factors are difficult to predict, any one or more of them could lower our revenues, increase our costs, reduce our profits or disrupt our business, and, as our international licensed operations increase, these risks will become more pronounced.
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

Shake Shack Inc. Form 10-K | 35

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
We are subject to extensive federal, state, local and foreign laws and regulations, as well as other statutory and regulatory requirements, including those related to:

▪	nutritional content labeling and disclosure requirements;

▪	food safety regulations;

▪	local licensure, building and zoning regulations;

▪	employment regulations;

▪	the Affordable Care Act;

▪	the Americans with Disabilities Act ("ADA") and similar state laws;

▪	privacy and cybersecurity;

▪	laws and regulations related to our licensed operations; and

▪	U.S. Foreign Corrupt Practices Act and other similar anti-bribery and anti-kickback laws;

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

36 | Shake Shack Inc. Form 10-K

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
Employment Regulations
We are subject to various federal and state laws governing our employment practices, including laws relating to minimum wage requirements, employee classifications as exempt or non-exempt, payroll and unemployment tax laws, requirements to provide meal and rest periods or other benefits, family leave mandates, requirements regarding working conditions and accommodations to certain employees, citizenship and work authorization requirements, insurance and workers' compensation rules, scheduling notification requirements and anti-discrimination laws. Compliance with these regulations is costly and requires significant resources. For example, the Fair Workweek legislation was implemented in New York City, which requires fast food employers to provide employees with specified notice in scheduling changes and pay premiums for changes made to employees' schedules, amongst other requirements. Similar legislation may be enacted in other jurisdictions we operate as well, and in turn, could result in increased costs. Additionally, we may suffer losses from or incur significant costs to defend claims alleging non-compliance.
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

Shake Shack Inc. Form 10-K | 37

not participated in our medical plan coverage, could have a material adverse effect on our business, financial condition and results of operations.
Americans with Disabilities Act and Similar State Laws
We are subject to the ADA and similar state laws, which, among other things, prohibits discrimination in employment and public accommodations on the basis of disability. Under the ADA, our Shacks are required to meet federally mandated requirements for the disabled and we could be required to incur expenses to modify our Shacks to provide service to, or make reasonable accommodations for the employment of, disabled persons. The expenses associated with these modifications, or any damages, legal fees and costs associated with resolving ADA-related complaints could be material.
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

38 | Shake Shack Inc. Form 10-K

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

Shake Shack Inc. Form 10-K | 39

RISKS RELATED TO OUR ORGANIZATIONAL STRUCTURE

Shake Shack has non-controlling interest holders, whose interests may differ from those of our public stockholders.
As of December 26, 2018, the non-controlling interest holders control approximately 39.7% of the combined voting power of our common stock through their ownership of both our Class A and Class B common stock. The non-controlling interest holders, for the foreseeable future, have influence over corporate management and affairs, as well as matters requiring stockholder approval. The non-controlling interest holders are able to, subject to applicable law and the voting arrangements, participate in the election of a majority of the members of our Board of Directors and actions to be taken by us and our Board of Directors, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. It is possible that the interests of the non-controlling interest holders may in some circumstances conflict with our interests and the interests of our other stockholders. For example, the non-controlling interest holders may have different tax positions from us, especially in light of the tax receivable agreement we entered into with the non-controlling interest holders that provides for the payment by us to the non-controlling interest holders of 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize (the "Tax Receivable Agreement"). This could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when Shake Shack should terminate the Tax Receivable Agreement and accelerate its obligations thereunder. In addition, the determination of future tax reporting positions, the structuring of future transactions and the handling of any future challenges by any taxing authorities to our tax reporting positions may take into consideration these non-controlling interest holders' tax or other considerations, which may differ from the considerations of us or our other stockholders.
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

40 | Shake Shack Inc. Form 10-K

The non-controlling interest holders have the right to have their LLC Interests redeemed or exchanged into shares of Class A common stock, which may cause volatility in our stock price.
We have an aggregate of 170,479,167 shares of Class A common stock authorized but unissued, including 7,557,347 shares of Class A common stock issuable upon the redemption or exchange of LLC Interests held by the non-controlling interest holders. Subject to certain restrictions set forth in the SSE Holdings LLC Agreement, the non-controlling interest holders are entitled to have their LLC Interests redeemed or exchanged for shares of our Class A common stock.
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

Shake Shack Inc. Form 10-K | 41

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

42 | Shake Shack Inc. Form 10-K

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
Item 1B. Unresolved Staff Comments.
None.

Shake Shack Inc. Form 10-K | 43

Item 2. Properties.
Our Home Office is located at 225 Varick Street, Suite 301, New York, NY 10014. We lease our Home Office, which is approximately 19,500 square feet and all of our domestic company-operated Shacks. We do not own any real property, nor do we own or lease any property related to our licensed operations. The following table sets forth the number of company-operated and licensed Shacks by geographic location as of December 26, 2018.

	Company Operated	Licensed	Total
Alabama	1	—	1
Arizona	3	—	3
California	11	1	12
Colorado	2	—	2
Connecticut	4	—	4
Delaware	1	—	1
District of Columbia	6	1	7
Florida	10	—	10
Georgia	2	1	3
Illinois	6	—	6
Kentucky	1	—	1
Maryland	4	1	5
Massachusetts	5	—	5
Michigan	2	—	2
Minnesota	2	—	2
Missouri	2	—	2
North Carolina	2	—	2
Nevada	4	1	5
New Jersey	5	—	5
New York	28	5	33
Ohio	1	—	1
Pennsylvania	5	1	6
Tennessee	1	—	1
Texas	11	1	12
Virginia	3	—	3
Washington	1	—	1
Wisconsin	1	—	1
Domestic	124	12	136
Bahrain	—	2	2
China	—	2	2
Japan	—	10	10
Korea	—	7	7
Kuwait	—	10	10
Oman	—	1	1
Qatar	—	4	4
Russia	—	3	3

44 | Shake Shack Inc. Form 10-K

Saudi Arabia	—	9	9
Turkey	—	3	3
United Arab Emirates	—	12	12
United Kingdom	—	9	9
INTERNATIONAL	—	72	72
SYSTEM-WIDE	124	84	208

Shake Shack Inc. Form 10-K | 45

Item 3. Legal Proceedings
We are subject to various legal proceedings, claims and liabilities, such as employment-related claims and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance. As of December 26, 2018, we do not expect the amount of ultimate liability with respect to these matters to be material to the company's financial condition, results of operations or cash flows.

46 | Shake Shack Inc. Form 10-K

Item 4. Mine Safety Disclosures.
Not applicable.

Shake Shack Inc. Form 10-K | 47

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
MARKET INFORMATION

Our Class A common stock is traded on the New York Stock Exchange under the symbol "SHAK."
Our Class B common stock is not listed nor traded on any stock exchange.
HOLDERS OF RECORD

As of February 13, 2019, there were 72 shareholders of record of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or "street name" accounts through brokers. As of February 13, 2019, there were 34 shareholders of record of our Class B common stock.
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

48 | Shake Shack Inc. Form 10-K

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY INCENTIVE PLANS

The following table provides information about our compensation plans under which our Class A common stock is authorized for issuance, as of December 26, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans(2)
Equity compensation plans approved by security holders(1)	1,360,983	$21.25	3,476,319

(1)	Includes awards granted and available to be granted under our 2015 Incentive Award Plan.

(2)	This amount represents shares of common stock available for issuance under the 2015 Incentive Award Plan, which include stock options, performance stock units and restricted stock units.

Shake Shack Inc. Form 10-K | 49

STOCK PERFORMANCE GRAPH

The following graph and table illustrate the total return from January 30, 2015 through December 26, 2018 for (i) our Class A common stock, (ii) the Standard and Poor's 500 Index, and (iii) the Standard and Poor’s 600 Restaurants Index, assuming an investment of $100 on January 30, 2015 including the reinvestment of dividends.
Comparison of 47 Month Cumulative Total Return

	1/30/2015	12/30/2015	12/28/2016	12/27/2017	12/26/2018
Shake Shack Inc.	$100.00	$87.06	$80.24	$96.60	$94.14
S&P 500 Index	100.00	104.52	117.02	142.57	136.32
S&P 600 Restaurants Index	100.00	87.80	93.36	90.55	99.55

50 | Shake Shack Inc. Form 10-K

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

(dollar amounts in thousands, except per share amounts)	2018	2017	2016	2015	2014(1)
Selected statement of income data:
Shack sales	$445,589	$346,388	$259,350	$183,219	$112,042
Licensing revenue(2)	13,721	12,422	9,125	7,373	6,488
Shack-level operating expenses	332,683	254,079	186,058	130,345	85,181
General and administrative expenses	52,720	39,003	30,556	37,825	18,187
Pre-opening costs	12,279	9,603	9,520	5,430	6,105
Operating income	31,711	33,813	27,805	6,753	3,143
Net income	21,948	8,884	22,146	3,124	2,118
Net income (loss) attributable to Shake Shack Inc.	15,179	(320)	12,446	(8,776)	2,118

Per share data:
Earnings (loss) per share—basic	$0.54	$(0.01)	$0.54	$(0.65)	$0.07
Earnings (loss) per share—diluted	$0.52	$(0.01)	$0.53	$(0.65)	$0.07

Selected balance sheet data (at period end):
Cash and cash equivalents	$24,750	$21,507	$11,607	$70,849	$2,677
Short-term marketable securities	62,113	63,036	62,040	275	—
Total current assets	101,119	93,199	83,944	78,934	7,925
Total assets	610,532	470,606	538,194	379,547	82,962
Total current liabilities	59,948	34,024	31,716	24,005	48,177
Total debt	20,846	14,518	2,007	313	32,313
Total liabilities	337,077	246,127	336,841	222,528	70,362
Total equity	273,455	224,479	201,353	157,019	12,600

Selected cash flow data:
Net cash provided by operating activities	$85,395	$70,878	$54,285	$41,258	$13,584
Net cash used in investing activities	(86,604)	(61,943)	(114,761)	(34,514)	(28,515)
Net cash provided by financing activities	4,452	965	1,234	61,428	4,532

Shake Shack Inc. Form 10-K | 51

(dollar amounts in thousands)	2018	2017	2016	2015	2014(1)
Selected operating data:
System-wide sales(3)	$671,926	$532,137	$402,791	$295,257	$217,442
Same-Shack sales growth(4)	1.0%	(1.2)%	4.2%	13.3%	4.1%
Shacks in the comparable base	61	43	29	21	13
Average weekly sales(5):
Domestic company-operated	$84	$88	$96	$96	$89
Average unit volumes(6):
Domestic company-operated	$4,390	$4,598	$4,981	$4,976	$4,611
International licensed	$3,047	$3,176	$3,334	$3,413	$4,588
Shack-level operating profit(7)	$112,906	$92,309	$73,292	$52,874	$26,861
Shack-level operating profit margin(7)	25.3%	26.6%	28.3%	28.9%	24.0%
Adjusted EBITDA(8)	$73,850	$64,664	$50,234	$37,011	$14,862
Adjusted EBITDA margin(8)	16.1%	18.0%	18.7%	19.4%	12.5%
Shack counts (at end of period):
System-wide	208	159	114	84	63
Domestic company-operated	124	90	64	44	31
Domestic licensed	12	10	7	5	5
International licensed	72	59	43	35	27

(1)
We operate on a 52/53 week fiscal year that ends on the last Wednesday of the calendar year. Fiscal 2018, 2017, 2016, and 2015 each contained 52 weeks. Fiscal 2014 was a 53-week year with the extra operating week (the "53rd week") falling in our fiscal fourth quarter.

(2)
On December 28, 2017 we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Results for reporting periods beginning on or after December 28, 2017 are presented under Accounting Standards Codification Topic 606 ("ASC 606"). Prior period amounts were not revised and continue to be reported in accordance with ASC Topic 605 ("ASC 605"), the accounting standard then in effect. See Note 3 to the consolidated financial statements for more information.

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

(7)	See "Non-GAAP Measures—Shack-Level Operating Profit" on page 65 for additional information and a reconciliation to the most directly comparable GAAP financial measure.

(8)	See "Non-GAAP Measures—EBITDA and Adjusted EBITDA" on page 66 for additional information and a reconciliation to the most directly comparable GAAP financial measure.

52 | Shake Shack Inc. Form 10-K

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
Our mission is to Stand For Something Good in all aspects of our business, including the exceptional team we hire and train, the premium ingredients making up our menu, our community engagement and the design of our Shacks. Stand For Something Good is a call to action for all of our stakeholders—our team, guests, communities, suppliers and investors—and we actively invite them all to share in this philosophy with us. This commitment drives our integration into the local communities in which we operate and fosters a deep and lasting connection with our guests.
FISCAL 2018 HIGHLIGHTS

Fiscal 2018 was a strong year for Shake Shack with a record-breaking number of domestic openings, expansion into new markets, new licensing partnerships and continued digital innovation to meet our guests' needs. We surpassed our targeted growth plan and opened 34 domestic company-operated Shacks and we entered into five new states, comprised of Alabama, North Carolina, Ohio, Tennessee and Washington, as well as deepened our roots in our current markets across the country. Internationally, we expanded our footprint by opening 13 net new licensed Shacks, opening our first two Shacks in Hong Kong and signing three new partnerships to expand into Singapore, the Philippines and Mexico. Additionally, we opened two domestic licensed Shacks, further supporting our growth in airports with openings at the Atlanta-Hartsfield Airport and LaGuardia Airport.
Fiscal 2018 also marked a year of continued menu innovation, not only for new events and promotions, chef collaborations and our dynamic limited time offering ("LTO"), but also with the launch of our Innovation Kitchen. Our Innovation Kitchen opened in September 2018 and is located on the lower level of our West Village Shack and connected to our Home Office. It is a state-of-the-art space dedicated to menu development at Shake Shack, which allows our culinary team to get even more creative, dig deeper into our fine dining roots, collaborate with other chefs and explore new opportunities as we continue to scale. For our LTOs this year, we rolled

Shake Shack Inc. Form 10-K | 53

out our Smoked Cheddar BBQ lineup, which featured variations in the burger, chicken and fries menu categories. We also offered two more chicken options, including the Griddled Chick'n Club and Hot Chick'n, back by popular demand with enhancements. In addition to our LTOs, we exclusively offered two completely new menu items, Chick'n Bites and the Veggie Shacks, which were available at select locations in fiscal 2018.
We have made great strides in expanding our digital ecosystem by introducing more ways for guests to get their Shake Shack whenever and wherever they want it, including via the mobile-ordering app, kiosk-ordering at select Shacks and web-ordering directly from their device. Knowing that consumers demand faster, easier and more personalized experiences, we used guest data to develop a number of enhancements that optimize the path to purchase with our app redesign. These enhancements were around improving the checkout experience, saving guest order history for easier future purchases, personalization via messaging and location services. We also launched web ordering in fiscal 2018, providing a channel similar in feel to our kiosks and mobile application. With higher category limits (versus the app) and the ability to check out as a guest, web ordering offers yet another convenient ordering opportunity to our guests. Additionally, we further expanded our kiosks, which are now in 16 Shacks across the country. We also continued to conduct various delivery pilots with several partners throughout the year and offered special delivery promotions.
We also achieved notable milestones in fiscal 2018 in our mission to Stand For Something Good. We received an "A" grading from the NRDC this year in their Chain Reaction Report for sourcing beef raised without any antibiotics, being one of only two burger chains to have done so. We elevated our mission to Stand For Something Good even further by our commitment to eliminate the use of plastic straws and high fructose corn syrup in our foods by 2019, as well as building our relationships with local suppliers and ranchers throughout the country.
Our fiscal 2018 results demonstrate the success of our various growth strategies. Our brand power and thoughtful approach to growth have resulted in strong Shack performance across a variety of geographic areas and formats. Some financial highlights for fiscal 2018 include:

•	Total revenue increased 28.0% to $459.3 million.

•	Shack sales increased 28.6% to $445.6 million.

•	Same-Shack sales increased 1.0%.

•	Shack system-wide sales increased 26.3% to $671.9 million

•	Operating income was $31.7 million, or 6.9% of total revenue, which included the impact of costs associated with Project Concrete and other one-time items totaling $3.9 million.

•	Shack-level operating profit*, a non-GAAP measure, increased 22.3% to $112.9 million, or 25.3% of Shack sales.

•	Net income was $21.9 million and net income attributable to Shake Shack Inc. was $15.2 million, or $0.52 per diluted share.

•	Adjusted EBITDA*, a non-GAAP measure, increased 14.2% to $73.9 million.

•	Adjusted pro forma net income*, a non-GAAP measure, increased 28.0% to $26.9 million, or $0.71 per fully exchanged and diluted share.

•	49 net system-wide Shack openings, including 34 domestic company-operated Shacks and 15 net licensed Shacks, representing a 30.8% net increase in system-wide Shack count.

* Shack-level operating profit, adjusted EBITDA and adjusted pro forma net income are non-GAAP measures. Reconciliations of Shack-level operating profit to operating income, adjusted EBITDA to net income (loss) attributable to Shake Shack Inc., and adjusted pro forma net income to net income (loss) attributable to Shake Shack Inc., the most directly comparable financial measures presented in accordance with GAAP, are set forth on pages 65–69.
TRENDS IN OUR BUSINESS

In fiscal 2018 we continued to focus on driving long-term value creation—building the community gathering places our guests love (both in the Shack and digitally), expanding upon our digital platforms, while innovating around our core menu, and further strengthening the unique culture that differentiates and drives our company forward. We plan to continue to expand our business, drive Shack sales and enhance our competitive positioning by executing on the following strategies: (i) opening new domestic

54 | Shake Shack Inc. Form 10-K

company-operated Shacks; (ii) capitalizing on our outsized brand awareness; (iii) innovating our digital products and capabilities; and (iv) thoughtfully increasing our licensed Shacks domestically and abroad.
Our primary means of growth continues to be opening new domestic company-operated Shacks, increasing our footprint in our existing markets as well as continuing to expand into new ones. We continue to broaden our Shack formats to suit our new and existing markets, such formats include urban, free-standing pad, stadiums, airports, shopping centers, events, food courts and, new to fiscal 2019, food trucks. Our development strategy focuses on further penetration of existing markets, complemented by launches in some new markets, including Salt Lake City and New Orleans.
As we continue to grow, especially outside of New York City and other urban markets, we expect our company-wide average unit volume ("AUV") for all domestic company-operated Shacks to continue to decline over time as Shacks of various unit volumes are introduced into the system. Our historical AUVs have been higher, due in large part to our concentration in New York City and urban markets, and as such, historical domestic company-operated AUVs are not a good measure of expected sales at new Shacks. For fiscal 2019, we expect domestic company-operated AUV to be between $4.0 to $4.1 million.
Our licensing business has become a greater focus and fiscal 2019 will be a pivotal year for us internationally. A meaningful part of our international business strategy is focused in Asia, with continued growth in Japan and South Korea, Hong Kong and our first Shack in mainland China in Shanghai, which opened at the beginning of fiscal 2019. With our new licensing agreements in place, both of which are to commence in fiscal 2019, we plan to open 15 Shacks in the Philippines through 2026 and 10 Shacks in Singapore through 2023. To further support our expansion into China, we will be investing in our first international regional office in Hong Kong to support the brand and day-to-day operations. In fiscal 2019, we also will open our first Shack in Mexico, with a plan to open 30 Shacks through 2028. In addition to our international licensing initiatives, we also remain focused on growing our domestic licensed operations, especially in our presence at airport locations around the country, adding Dallas, Denver and Phoenix in fiscal 2019. Our domestic licensed expansion model complements our domestic company operated model by allowing for an optimum allocation of resources. For further details around financial information about geographic areas, see Note 20 to the consolidated financial statements included in Part II, Item 8.
We continue to pursue innovation in technology and raise the bar on operational excellence and overall guest experience. Through our digital innovation, we strive to build deeper levels of engagement with our guests by listening and learning about their needs, which drove many of the app redesign enhancements we made in fiscal 2018, which included personalized content and updated visual design. We have introduced new ways for our guests to get their Shack, whether it is at the Shack, through the mobile-ordering app, kiosk-ordering or web-ordering. We make it our mission to deliver an amazing guest experience in the most convenient way.
Given our expected growth of between 36 to 40 Shacks to open in fiscal 2019, and digital expansion over the past year, we recognize that it is essential for our infrastructure and support systems to be sufficiently robust and scalable to deliver upon our future growth opportunities. As such, we have been making key investments in our core financial and operational systems this year and going into fiscal 2019 through our enterprise-wide system upgrade initiative called "Project Concrete." The primary goals of Project Concrete are: (i) streamlining and automating business processes within the aforementioned areas to establish a scalable foundation for robust growth; (ii) standardizing and centralizing business processes; and (iii) implementing new software applications to enable the centralized business process in a controlled and efficient way. Project Concrete will also replace our current back of the house systems and reduce the administrative tasks in the Shacks as we continue to invest in our tools across the company.

We will continue to embrace our fine-dining heritage and, although our core menu remains focused, we plan to continue supplementing it with LTOs and our new Innovation Kitchen will be a perfect place to do so. Our Chick'n Bites will be a new menu category for us in the upcoming year, originally test launched in 2018 and rolled out nationwide in February 2019. We also will be making a move from offering a trio of featured shakes to a new shake of the month, kicking the year off with the Tiramisu shake.
While we believe there are significant opportunities ahead of us, we also face many challenges, along with our industry, particularly around labor and related expenses, food and paper costs and the new leasing accounting standard.

•
We expect the high labor cost trends to continue into fiscal 2019, as we have seen for the last couple of years. We believe that rising minimum wage legislation will continue to affect the restaurant industry, with significant mandatory increases in both minimum wages and salaries in many of our key markets, higher wages overall as a result of a competitive and

Shake Shack Inc. Form 10-K | 55

low unemployment labor market, as well as increased regulatory pressures such as the Fair Work Week legislation in New York City. Several states in which we operate have enacted minimum wage increases and it is possible that other states or the federal government could also enact minimum wage increases. Our primary challenge for fiscal 2019 and the next few years will be preserving our margins in the face of these rising labor costs. As more minimum wage increases are enacted, we may be required to implement additional pay increases or offer additional benefits in the future in order to attract and retain the most qualified people, which we expect to put further pressure on our operating margins. In addition to recruiting the most qualified people, we are committed to retaining them and will continue to evolve training, compensation and benefits to do so, such as extending our equity-based compensation program to general managers.

•
Additionally, in regards to food and paper costs, we expect increased usage and cost of paper and packaging as our digital sales continue to represent a higher proportion of our business, as well as broader inflation in transport and distribution costs.

•
And lastly, in regards to the adoption of ASC 842 Leases in fiscal 2019, we expect to see an impact relating to leases that were classified as operating leases under previous GAAP will be recognized as lease assets and liabilities. See “—Critical Accounting Policies and Estimates” and Note 2 to the consolidated financial statements for more information.

While we expect our operating profit to increase in absolute terms, we expect our Shack-level operating profit margins to decline due to the aforementioned items, coupled with the introduction of more Shacks of various unit volumes.
With 208 Shacks system-wide as of December 26, 2018, we remain excited for the new opportunities ahead of us, both domestically and abroad. Despite the challenges we face, we believe that we are positioned well for future growth.

56 | Shake Shack Inc. Form 10-K

FISCAL 2019 GUIDANCE

For the fiscal year ending December 25, 2019, we are providing the following preliminary financial outlook:

Current Outlook
Total revenue (inclusive of licensing revenue)	$570 million to $576 million
Licensing revenue	$15 million to $16 million
Same-Shack sales growth (%)(1)	0% to 1% increase
Domestic company-operated Shack openings	36 to 40
Licensed Shack openings, net	16 to 18
Average annual sales volume for domestic company-operated Shacks	$4.0 to $4.1 million
Shack-level operating profit margin (%)(2)	23.0% to 24.0%
Total general and administrative expenses	$66.4 million to $68.2 million
Core general and administrative expenses	$56 million to $57 million
Equity-based compensation	$7.4 million to $7.7 million
One-time costs related to Project Concrete	$3.0 million to $3.5 million
Project Concrete capital spend	approximately $4 million
Depreciation expense	$41 million to $42 million
Pre-opening costs	$13 million to $14 million
Interest expense	$0.3 million to $0.4 million
Adjusted pro forma effective tax rate (%)	26.5% to 27.5%

(1)	Includes approximately 1.5% of menu price increases taken in December 2018.

(2)	Includes approximately 50 bps of impact from the adoption of the new lease accounting standard.

FISCAL 2020 TARGETS

Beginning in February 2018, we provided 2020 targets around total revenue and system-wide Shack openings. We continue to target the following:

Target
Total revenue (inclusive of licensing revenue)	Over $700 million
Domestic company-operated Shack openings	At least 200
Licensed Shack openings, net	At least 120

Shake Shack Inc. Form 10-K | 57

RESULTS OF OPERATIONS

The following table summarizes our results of operations for fiscal 2018, 2017 and 2016:

(dollar amounts in thousands)	2018		2017		2016
Shack sales	$445,589	97.0%	$346,388	96.5%	$259,350	96.6%
Licensing revenue	13,721	3.0%	12,422	3.5%	9,125	3.4%
TOTAL REVENUE	459,310	100.0%	358,810	100.0%	268,475	100.0%
Shack-level operating expenses(1):
Food and paper costs	126,096	28.3%	98,337	28.4%	73,752	28.4%
Labor and related expenses	122,094	27.4%	91,740	26.5%	65,540	25.3%
Other operating expenses	51,783	11.6%	35,805	10.3%	24,946	9.6%
Occupancy and related expenses	32,710	7.3%	28,197	8.1%	21,820	8.4%
General and administrative expenses	52,720	11.5%	39,003	10.9%	30,556	11.4%
Depreciation expense	29,000	6.3%	21,704	6.0%	14,502	5.4%
Pre-opening costs	12,279	2.7%	9,603	2.7%	9,520	3.5%
Loss on disposal of property and equipment	917	0.2%	608	0.2%	34	—%
TOTAL EXPENSES	427,599	93.1%	324,997	90.6%	240,670	89.6%
OPERATING INCOME	31,711	6.9%	33,813	9.4%	27,805	10.4%
Other income, net	1,514	0.3%	128,123	35.7%	1,065	0.4%
Interest expense	(2,415)	(0.5)%	(1,643)	(0.5)%	(374)	(0.1)%
INCOME BEFORE INCOME TAXES	30,810	6.7%	160,293	44.7%	28,496	10.6%
Income tax expense	8,862	1.9%	151,409	42.2%	6,350	2.4%
NET INCOME	21,948	4.8%	8,884	2.5%	22,146	8.2%
Less: net income attributable to non-controlling interests	6,769	1.5%	9,204	2.6%	9,700	3.6%
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$15,179	3.3%	$(320)	(0.1)%	$12,446	4.6%
(1) As a percentage of Shack sales.

Shake Shack Inc. Form 10-K | 58

Shack Sales
Shack sales represent the aggregate sales of food, beverages and Shake Shack branded merchandise at our domestic company-operated Shacks. Shack sales in any period are directly influenced by the number of operating weeks in such period, the number of open Shacks and same-Shack sales. Same-Shack sales means, for any reporting period, sales for the comparable Shack base, which we define as the number of domestic company-operated Shacks open for 24 full fiscal months or longer. Effective December 29th, 2016, we changed our methodology for calculating same-Shack sales whereby Shacks enter the comparable base at the beginning of their 25th full fiscal month, whereas previously they entered at the beginning of their 105th full fiscal week. Prior period amounts have been restated to conform to the current period methodology.

(dollar amounts in thousands)	2018	2017	2016
Shack sales	$445,589	$346,388	$259,350
Percentage of total revenue	97.0%	96.5%	96.6%
Dollar change compared to prior year	$99,201	$87,038
Percentage change compared to prior year	28.6%	33.6%
The increase in Shack sales for fiscal 2018 is primarily driven by the opening of 34 new domestic company-operated Shacks and a same-Shack sales increase of 1.0%, which was approximately $2.5 million of the total increase in Shack sales. The same-Shack sales increase was primarily driven by a combined increase of 3.7% in price and sales mix partially offset by decreased guest traffic of 2.7%. For purposes of calculating same-Shack sales growth, Shack sales for 61 Shacks were included in the comparable Shack base. AUVs for domestic company-operated Shacks decreased to $4.4 million in fiscal 2018 from $4.6 million in fiscal 2017, primarily due to the addition of Shacks with lower unit volumes to the system.
The increase in Shack sales for fiscal 2017 was primarily driven by the opening of 26 new domestic company-operated Shacks partially offset by a same-Shack sales decrease of 1.2%. Shacks outside of the comparable Shack base contributed $89.3 million to the increase, partially offset by a decrease of $2.3 million related to those Shacks included in the comparable base. The same-Shack sales decrease was primarily driven by decreased guest traffic of 3.2%, partially offset by a combined increase of 2.0% in price and sales mix. For purposes of calculating same-Shack sales growth, Shack sales for 43 Shacks were included in the comparable Shack base. AUVs for domestic company-operated Shacks decreased to $4.6 million in fiscal 2017 from $5.0 million in fiscal 2016, primarily due to the addition of Shacks with lower unit volumes to the system.
Licensing Revenue
On December 28, 2017, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Results for reporting periods beginning on or after December 28, 2017 are presented under Accounting Standards Codification Topic 606 ("ASC 606"). Prior period amounts were not revised and continue to be reported in accordance with ASC Topic 605 ("ASC 605"), the accounting standard then in effect. See Note 3 to the consolidated financial statements included in Part II, Item 8 for more information.
Licensing revenue is comprised of sales-based royalty fees and amortization of certain upfront fees, including opening fees for certain licensed Shacks and initial territory fees received for the exclusive right to develop Shacks in a specific geographic area. Prior to the adoption of ASC 606, opening fees were typically recognized as revenue when a licensed Shack opened and territory fees were recognized as revenue on a straight-line basis over the term of the license agreement.

(dollar amounts in thousands)	2018	2017	2016
Licensing revenue	$13,721	$12,422	$9,125
Percentage of total revenue	3.0%	3.5%	3.4%
Dollar change compared to prior year	$1,299	$3,297
Percentage change compared to prior year	10.5%	36.1%
The increase in licensing revenue for fiscal 2018 was primarily driven by the opening of 15 licensed Shacks during the fiscal year and strong performance in Asia, including the initial strength of newer Shacks in Hong Kong and Japan.

Shake Shack Inc. Form 10-K | 59

This increase in licensing revenue for 2017 was primarily driven by the opening of 19 licensed Shacks (net of closures) during the fiscal year, $0.5 million of previously deferred royalty revenue recognized in connection with the initial publication of the Shake Shack book and the initial strength of our newer Shacks in South Korea, partially offset by lower revenue from Shacks in the Middle East, as a result of macroeconomic and geopolitical volatile conditions.
Food and Paper Costs
Food and paper costs include the direct costs associated with food, beverage and packaging of our menu items. The components of food and paper costs are variable by nature, change with sales volume, are impacted by menu mix and are subject to increases or decreases in commodity costs.

(dollar amounts in thousands)	2018	2017	2016
Food and paper costs	$126,096	$98,337	$73,752
Percentage of Shack sales	28.3%	28.4%	28.4%
Dollar change compared to prior year	$27,759	$24,585
Percentage change compared to prior year	28.2%	33.3%
The increase in food and paper costs for fiscal 2018 was primarily due to the opening of 34 new domestic company-operated Shacks during the fiscal year. The decrease in food and paper costs as a percentage of Shack sales for fiscal 2018 was primarily due to the menu price increase we implemented in December 2017, sponsorship receipts for our biennial leadership retreat and costs associated with the free burger promotion in fiscal 2017 related to the launch of our mobile app that did not exist in fiscal 2018.
The increase in food and paper costs for fiscal 2017 was primarily due to the opening of 26 new domestic company-operated Shacks during the fiscal year, and as a percentage of Shack sales, food and paper costs remained constant in fiscal 2017 and fiscal 2016.
Labor and Related Expenses
Labor and related expenses include domestic company-operated Shack-level hourly and management wages, bonuses, payroll taxes, equity-based compensation, workers’ compensation expense and medical benefits. As we expect with other variable expense items, we expect labor costs to grow as our Shack sales grow. Factors that influence labor costs include minimum wage and payroll tax legislation, health care costs and the performance of our domestic company-operated Shacks.

(dollar amounts in thousands)	2018	2017	2016
Labor and related expenses	$122,094	$91,740	$65,540
Percentage of Shack sales	27.4%	26.5%	25.3%
Dollar change compared to prior year	$30,354	$26,200
Percentage change compared to prior year	33.1%	40.0%
The increase in labor and related expenses for fiscal 2018 was primarily due to the opening of 34 new domestic company-operated Shacks during the fiscal year. As a percentage of Shack sales, the increase in labor and related expenses for fiscal 2018 was due to: (i) the opening of 34 new domestic company-operated Shacks, as well as the timing of new Shack openings, which typically carry higher labor costs during the first few months of operations; and (ii) ongoing increases to hourly minimum wages and regulatory factors, such as the Fair Workweek legislation in New York City.
The increase in labor and related expenses for fiscal 2017 was primarily due to the opening of 26 new domestic company-operated Shacks during the fiscal year. As a percentage of Shack sales, the increase in labor and related expenses for fiscal 2017 was due to: (i) the opening of 26 new domestic company-operated Shacks, which typically carry higher labor costs during the first few months of operations; (ii) increases in hourly wages that were implemented at the end of fiscal 2016; (iii) investments in our management team to support future growth; and (iv) the opening of Shacks at various volumes.

Shake Shack Inc. Form 10-K | 60

Other Operating Expenses
Other operating expenses consist of Shack-level marketing expenses, repairs and maintenance, utilities and other operating expenses incidental to operating our domestic company-operated Shacks, such as non-perishable supplies, credit card fees, delivery commissions and business insurance.

(dollar amounts in thousands)	2018	2017	2016
Other operating expenses	$51,783	$35,805	$24,946
Percentage of Shack sales	11.6%	10.3%	9.6%
Dollar change compared to prior year	$15,978	$10,859
Percentage change compared to prior year	44.6%	43.5%
The increase in other operating expenses for fiscal 2018 was primarily due to the opening of 34 new domestic company-operated Shacks during the fiscal year. As a percentage of Shack sales, the increase in other operating expenses for fiscal 2018 was primarily due to commissions paid as part of integrated delivery pilots and the impact of higher repairs and maintenance and certain fixed operating expenses spread across Shacks at a broader range of average unit volumes.
The increase in other operating expenses for fiscal 2017 was primarily due to the opening of 26 new domestic company-operated Shacks during the fiscal year. As a percentage of Shack sales, the increase in other operating expenses for fiscal 2017 was due to certain fixed expenses and increased facility costs as our Shacks mature, as well as the introduction of more Shacks of various volumes into the system.
Occupancy and Related Expenses
Occupancy and related expenses consist of Shack-level occupancy expenses (including rent, common area expenses and certain local taxes), excluding pre-opening costs, which are recorded separately.

(dollar amounts in thousands)	2018	2017	2016
Occupancy and related expenses	$32,710	$28,197	$21,820
Percentage of Shack sales	7.3%	8.1%	8.4%
Dollar change compared to prior year	$4,513	$6,377
Percentage change compared to prior year	16.0%	29.2%
The increase in occupancy and related expenses for fiscal 2018 was primarily due to the opening of 34 new domestic company-operated Shacks during the fiscal year. As a percentage of Shack sales, the decrease in occupancy and related expenses for fiscal 2018 was primarily due to the increased number of leases where we are deemed to be the accounting owner and for which less rent expense is recognized and the impact from a one-time benefit to deferred rent related to certain historical leases with co-tenancy provisions, partially offset by the introduction of Shacks at various volumes into the system.
The increase in occupancy and related expenses for fiscal 2017 was primarily due to the opening of 26 new domestic company-operated Shacks during the fiscal year. As a percentage of Shack sales, the decrease in occupancy and related expenses for fiscal 2017 was primarily due to more favorable lease terms and the impact of additional lease financing arrangements where we are deemed to be the accounting owner.
General and Administrative Expenses
General and administrative expenses consist of costs associated with Home Office and administrative functions that support Shack development and operations, as well as equity-based compensation expense.

Shake Shack Inc. Form 10-K | 61

(dollar amounts in thousands)	2018	2017	2016
General and administrative expenses	52,720	$39,003	$30,556
Percentage of total revenue	11.5%	10.9%	11.4%
Dollar change compared to prior year	$13,717	$8,447
Percentage change compared to prior year	35.2%	27.6%
The increase in general and administrative expenses for fiscal 2018 was primarily driven by the increase in the Company's investment across the business, particularly in the addition of headcount to support its ongoing growth initiatives and $3.9 million of one-time charges, including a legal settlement of $1.2 million and costs related to Project Concrete. As a percentage of total revenue, the increase in general and administrative expenses for fiscal 2018 was primarily due to the aforementioned items.
The increase in general and administrative expenses for fiscal 2017 was primarily due to higher payroll expenses from increased headcount at our Home Office to support our growth plans, technology development costs related to our digital products, $0.7 million of costs incurred in connection with our executive transition, $0.5 million of the recognition of previously deferred costs related to the initial publication of the Shake Shack book, $0.2 million of the first phase costs associated with Project Concrete and $0.2 million of non-cash deferred rent for our new Home Office. As a percentage of total revenue, the decrease in general and administrative expenses for fiscal 2017 was primarily due to higher Shack sales.
Depreciation Expense
Depreciation expense consists of the depreciation of fixed assets, including leasehold improvements and equipment.

(dollar amounts in thousands)	2018	2017	2016
Depreciation expense	$29,000	$21,704	$14,502
Percentage of total revenue	6.3%	6.0%	5.4%
Dollar change compared to prior year	$7,296	$7,202
Percentage change compared to prior year	33.6%	49.7%
The increase in depreciation expense for fiscal 2018 was primarily due to incremental depreciation associated with the capital expenditures related to the 34 new domestic company-operated Shacks that opened during the fiscal year. As a percentage of total revenue, the increase in depreciation expense for fiscal 2018 was primarily due to incremental depreciation of property, plant and equipment related to the opening of 34 new domestic company-operated Shacks during the fiscal year, as well as the introduction of Shacks at various volumes into the system.
The increase in depreciation expense for fiscal 2017 was due primarily to depreciation of capital expenditures related to the opening of 26 new domestic company-operated Shacks during fiscal 2017. As a percentage of total revenue, the increase in depreciation expense for fiscal 2017 was primarily due to incremental depreciation of property, plant and equipment related to the opening of 26 new domestic company-operated Shacks during fiscal 2017.
Pre-Opening Costs
Pre-opening costs consist primarily of: (i) rent; (ii) managers’ salaries; (iii) training costs; (iv) employee payroll and related expenses; (iv) all costs to relocate and compensate Shack management teams prior to an opening; (v) wages, travel and lodging costs for our opening training team and other support team members; (vi) marketing costs; (vii) attorney fees; and (viii) permits and licensing. All such costs incurred prior to the opening of a domestic company-operated Shack are expensed in the period in which the expense is incurred. Pre-opening costs can fluctuate significantly from period to period, based on the number and timing of domestic company-operated Shack openings and the specific pre-opening costs recognized for each domestic company-operated Shack. Additionally, domestic company-operated Shack openings in new geographic market areas will initially experience higher pre-opening costs than our established geographic market areas, such as the New York City metropolitan area, where we have greater economies of scale and typically incur lower travel and lodging costs for our training team.

Shake Shack Inc. Form 10-K | 62

(dollar amounts in thousands)	2018	2017	2016
Pre-opening costs	$12,279	$9,603	$9,520
Percentage of total revenue	2.7%	2.7%	3.5%
Dollar change compared to prior year	$2,676	$83
Percentage change compared to prior year	27.9%	0.9%
The increase in pre-opening costs for fiscal 2018 and 2017 was primarily due to an increased number of openings and the timing of new domestic company-operated openings.
Loss on Disposal of Property and Equipment
Loss on disposal of property and equipment represents the net book value of assets that have been retired and consists primarily of furniture, equipment and fixtures that were replaced in the normal course of business.

(dollar amounts in thousands)	2018	2017	2016
Loss on disposal of property and equipment	$917	$608	$34
Percentage of total revenue	0.2%	0.2%	—%
Dollar change compared to prior year	$309	$574
Percentage change compared to prior year	50.8%	1,688.2%
The loss on disposal of property and equipment in fiscal 2018, 2017 and 2016 was not material.
Other Income, net
Other income consists of interest income, dividend income, adjustments to liabilities under our tax receivable agreement and net realized gains and losses from the sale of marketable securities.

(dollar amounts in thousands)	2018	2017	2016
Other income, net	$1,514	$128,123	$1,065
Percentage of total revenue	0.3%	35.7%	0.4%
Dollar change compared to prior year	$(126,609)	$127,058
Percentage change compared to prior year	(98.8)%	11,930.3%
The decrease in other income, net for fiscal 2018 primarily related to a $127.2 million one-time adjustment made in the prior year to reduce our liabilities under tax receivable agreement in connection with the enactment of the Tax Cuts and Jobs Act of 2017 (the "TCJA"). No such adjustment was made in fiscal 2018.
The increase in other income, net for fiscal 2017 primarily related to the aforementioned $127.2 million adjustment made in connection with enactment of the TCJA, and $0.8 million of dividend income related to the investments in marketable securities we acquired during fiscal 2017.
Interest Expense
Interest expense primarily consists of amortization of deferred financing costs, imputed interest on deferred compensation, interest on the current portion of our liabilities under the Tax Receivable Agreement, imputed interest on our deemed landlord financing liability as well as interest and fees on our Revolving Credit Facility.

Shake Shack Inc. Form 10-K | 63

(dollar amounts in thousands)	2018	2017	2016
Interest expense	$(2,415)	$(1,643)	$(374)
Percentage of total revenue	(0.5)%	(0.5)%	(0.1)%
Dollar change compared to prior year	$(772)	$(1,269)
Percentage change compared to prior year	47.0%	339.3%
The increases in interest expense for fiscal 2018 and fiscal 2017 was primarily due to the increased number of additional lease financing arrangements where we are deemed to be the accounting owner.
Income Tax Expense
As a result of the IPO and the Organizational Transactions, we became the sole managing member of SSE Holdings, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, SSE Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by SSE Holdings is passed through to and included in the taxable income or loss of its members, including us, on a pro rata basis. We are subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income or loss generated by SSE Holdings.

(dollar amounts in thousands)	2018	2017	2016
Income tax expense	$8,862	$151,409	$6,350
Percentage of total revenue	1.9%	42.2%	2.4%
Dollar change compared to prior year	$(142,547)	$145,059
Percentage change compared to prior year	(94.1)%	2,284.4%
The decrease in income tax expense for fiscal 2018 was primarily driven by the remeasurement of the our deferred tax assets in fiscal 2017 made in connection with the enactment of the TCJA, which resulted in $138.6 million of additional income tax expense, which was partially offset by an increase in our ownership interest in SSE Holdings. As our ownership interest in SSE Holdings increases, our share of the taxable income of SSE Holdings also increases. Our weighted-average ownership interest in SSE Holdings increased to 76.6% in fiscal 2018 from 70.6% in 2017. Our effective income tax rate decreased to 28.8% in fiscal 2018 from 94.5% in fiscal 2017 primarily due to the aforementioned remeasurement of deferred tax assets in connection with the enactment of the TCJA in the prior year.
The increase in income tax expense for fiscal 2017 was primarily due to $138.6 million of additional income tax expense we recognized in connection with the remeasurement of our deferred tax assets relating to the enactment of the TCJA. To a lesser extent, the increase in income tax expense was also driven by an increase in our pre-tax income, as well as an increase in our ownership interest in SSE Holdings. As our ownership interest in SSE Holdings increases, our share of the taxable income of SSE Holdings also increases. Our weighted-average ownership interest in SSE Holdings increased to 70.6% in fiscal 2017 from 63.2% in fiscal 2016. Our effective income tax rate increased to 94.5% in fiscal 2017 from 22.3% in fiscal 2016 primarily due to the remeasurement of deferred tax assets in connection with the enactment of the TCJA.
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

Shake Shack Inc. Form 10-K | 64

(dollar amounts in thousands)	2018	2017	2016
Net income attributable to non-controlling interests	$6,769	$9,204	$9,700
Percentage of total revenue	1.5%	2.6%	3.6%
Dollar change compared to prior year	$(2,435)	$(496)
Percentage change compared to prior year	(26.5)%	(5.1)%
The decrease in net income attributable to non-controlling interests for fiscal 2018 was primarily driven by an increase in our weighted-average ownership interest in SSE Holdings from 70.6% in fiscal 2017 to 76.6% in fiscal 2018 as a result of redemptions of LLC Interests.
The decrease in net income attributable to non-controlling interests for fiscal 2017 was primarily driven by an increase in our weighted-average ownership interest in SSE Holdings from 63.2% in fiscal 2016 to 70.6% in fiscal 2017 as a result of redemptions of LLC Interests.
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

Shake Shack Inc. Form 10-K | 65

(dollar amounts in thousands)	2018	2017	2016	2015	2014(2)
Operating income	$31,711	$33,813	$27,805	$6,753	$3,143
Less:
Licensing revenue	13,721	12,422	9,125	7,373	6,488
Add:
General and administrative expenses	52,720	39,003	30,556	37,825	18,187
Depreciation expense	29,000	21,704	14,502	10,222	5,809
Pre-opening costs	12,279	9,603	9,520	5,430	6,105
Loss on disposal of property and equipment	917	608	34	17	105
Shack-level operating profit	$112,906	$92,309	$73,292	$52,874	$26,861

Total revenue	$459,310	$358,810	$268,475	$190,592	$118,530
Less: Licensing revenue	13,721	12,422	9,125	7,373	6,488
Shack sales	$445,589	$346,388	$259,350	$183,219	$112,042

Shack-level operating profit margin(1)	25.3%	26.6%	28.3%	28.9%	24.0%

(1)	As a percentage of Shack sales.

(2)	We operate on a 52/53 week fiscal year that ends on the last Wednesday of the calendar year. Fiscal 2018, 2017, 2016 and 2015 each contained 52 weeks. Fiscal 2014 was a 53-week year.

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

66 | Shake Shack Inc. Form 10-K

(in thousands)	2018	2017	2016	2015	2014(2)
Net income	$21,948	$8,884	$22,146	$3,124	$2,118
Depreciation expense	29,000	21,704	14,502	10,222	5,809
Interest expense, net	2,407	1,565	285	325	363
Income tax expense	8,862	151,409	6,350	3,304	662
EBITDA	62,217	183,562	43,283	16,975	8,952

Equity-based compensation	6,067	5,623	5,354	4,314	165
Deferred rent	876	983	2,251	1,482	2,830
Loss on disposal of property and equipment	917	608	34	17	105
Non-recurring compensation expenses related to the IPO(3)	—	—	—	12,818	—
IPO-related expenses	—	—	—	635	2,675
Legal settlement	1,200	—	—	770	—
Executive transition costs(4)	340	664	—	—	—
Project Concrete(5)	1,292	181	—	—	—
Costs related to relocation of Home Office(6)	1,019	264	—	—	—
Other income related to adjustment of liabilities under tax receivable agreement	(78)	(1,362)	(688)	—	—
Other income related to adjustment of liabilities under tax receivable agreement resulting from the enactment of the TCJA	—	(125,859)	—	—	—
Other non-cash items	—	—	—	—	135
ADJUSTED EBITDA	$73,850	$64,664	$50,234	$37,011	$14,862

Adjusted EBITDA margin(1)	16.1%	18.0%	18.7%	12.5%	15.4%

(1)	As a percentage of total revenue.

(2)	We operate on a 52/53 week fiscal year that ends on the last Wednesday of the calendar year. Fiscal 2018, 2017, 2016 and 2015 each contained 52 weeks. Fiscal 2014 was a 53-week year.

(3)
Non-recurring compensation expense incurred in connection with the IPO, including expense recognized upon settlement of outstanding unit appreciation rights, the related employer withholding taxes and the accelerated vesting of outstanding restricted Class B units.

(4)
Represents fees paid in connection with the search for certain of our executive and key management positions, non-recurring signing bonuses and other transition costs, including related equity-based compensation.

(5)	Represents consulting and advisory fees related to our enterprise-wide system upgrade initiative called Project Concrete.
(6) Costs incurred in connection with our relocation to a new Home Office.
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

Shake Shack Inc. Form 10-K | 67

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

(in thousands, except per share amounts)	2018	2017	2016	2015	2014(1)
Numerator:
Net income (loss) attributable to Shake Shack Inc.	$15,179	$(320)	$12,446	$(8,776)	$2,118
Adjustments:
Reallocation of net income attributable to non-controlling interests from the assumed exchange of LLC Interests(2)	$6,769	9,204	9,700	11,900	—
Non-recurring compensation expenses incurred in connection with the IPO(3)	—	—	—	12,818	—
IPO-related expenses	—	—	—	635	2,675
Legal settlement	1,200	—	—	770	—
Executive transition costs(4)	340	664	—	—	—
Project Concrete(5)	1,292	181	—	—	—
Costs related to relocation of Home Office(6)	1,019	264	—	—	—
Other income related to the adjustment of liabilities under tax receivable agreement	(78)	(1,362)	(688)	—	—
Other income related to the remeasurement of liabilities under tax receivable agreement resulting from the enactment of the TCJA	—	(125,859)	—	—	—
Remeasurement of deferred tax assets	3,794	138,636	(1,526)	—	—
Tax effect of change in tax basis related to the adoption of ASC 606	(311)	—	—	—	—
Income tax expense(7)	(2,290)	(377)	(3,164)	(5,302)	(67)
Adjusted pro forma net income	$26,914	$21,031	$16,768	$12,045	$4,726
Denominator:
Weighted-average shares of Class A common stock outstanding—diluted	28,299	25,876	23,449	13,588	30,122
Adjustments:
Assumed exchange of LLC Interests for shares of Class A common stock(2)	8,664	10,773	13,360	22,635	—
Assumed issuance of shares in connection with the IPO and settlement of outstanding unit appreciation rights(8)	—	—	—	—	6,089
Dilutive effect of stock options	879	555	—	987	—
Adjusted pro forma fully exchanged weighted-average shares of Class A common stock outstanding—diluted	37,842	37,204	36,809	37,210	36,211
Adjusted pro forma earnings per fully exchanged share—diluted	$0.71	$0.57	$0.46	$0.32	$0.13

(1)	We operate on a 52/53 week fiscal year that ends on the last Wednesday of the calendar year. Fiscal 2018, 2017, 2016 and 2015 each contained 52 weeks. Fiscal 2014 was a 53-week year.

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

68 | Shake Shack Inc. Form 10-K

(4)
Represents fees paid in connection with the search for certain of our executive and key management positions, non-recurring signing bonuses and other transition costs, including related equity-based compensation.

(5)	Represents consulting and advisory fees related to our operational and financial system upgrade initiative called Project Concrete.

(6)	Costs incurred in connection with the relocation to a new Home Office, including duplicative non-cash deferred rent and legal costs.

(7)
For fiscal 2018, 2017, 2016 and 2015, amounts represent the tax effect of the aforementioned adjustments and pro forma adjustments to reflect corporate income taxes at assumed effective tax rates of 22.2%, 38.5% and 39.7% and 41.7% respectively, which include provisions for U.S. federal income taxes, certain LLC entity-level taxes and foreign withholding taxes, assuming the highest statutory rates apportioned to each applicable state, local and foreign jurisdiction. For fiscal 2014, amount represents the tax effect of the aforementioned adjustments at an assumed effective tax rate of 13.4%, which includes provisions for certain LLC entity-level taxes and foreign withholding taxes.

(8)
Adjustment to give effect to (i) 5,750,000 shares issued to investors in our IPO and (ii) 339,306 shares issued upon settlement of outstanding unit appreciation rights, both of which were not retrospectively applied in the computations of earnings per share for fiscal 2014.

Shake Shack Inc. Form 10-K | 69

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
Our primary sources of liquidity are cash and cash equivalents on hand, short-term investments and availability under our Revolving Credit Facility. As of December 26, 2018, we maintained a cash balance of $24.8 million, a short-term investments balance of $62.1 million and had $19.3 million of availability under our Revolving Credit Facility.
Our primary requirements for liquidity are to fund our working capital needs, lease obligations, capital expenditures and general corporate needs. Our requirements for working capital are not significant because our guests pay for their food and beverage purchases in cash or on debit or credit cards at the time of the sale and we are able to sell many of our inventory items before payment is due to the supplier of such items. Our ongoing capital expenditures are principally related to opening new Shacks, existing Shack capital investments (both for remodels and maintenance), as well as investments in our corporate infrastructure and digital innovation.
In addition, we are obligated to make payments to the non-controlling interest holders under the Tax Receivable Agreement. As of December 26, 2018, such obligations totaled $203.7 million, of which $5.8 million is expected to be paid in fiscal 2019. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. Although the amount of any payments that must be made under the Tax Receivable Agreement may be significant, the timing of these payments will vary and will generally be limited to one payment per member per year. The amount of such payments are also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us or to SSE Holdings, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
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

(in thousands)	2018	2017	2016
Net cash provided by operating activities	$85,395	$70,878	$54,285
Net cash used in investing activities	(86,604)	(61,943)	(114,761)
Net cash provided by financing activities	4,452	965	1,234
Increase (decrease) in cash and cash equivalents	3,243	9,900	(59,242)
Cash and cash equivalents at beginning of period	21,507	11,607	70,849
Cash and cash equivalents at end of period	$24,750	$21,507	$11,607
Operating Activities
For fiscal 2018, net cash provided by operating activities was $85.4 million compared to $70.9 million for fiscal 2017, an increase of $14.5 million. This increase was primarily driven by the opening of 34 new domestic company-operated Shack during fiscal 2018.
For fiscal 2017, net cash provided by operating activities was $70.9 million compared to $54.3 million for fiscal 2016, an increase of $16.6 million. This increase was primarily driven by the opening of 26 new domestic company-operated Shack during fiscal 2017.

70 | Shake Shack Inc. Form 10-K

Investing Activities
For fiscal 2018, net cash used in investing activities was $86.6 million compared to $61.9 million for fiscal 2017, an increase of $24.7 million. This increase primarily relates to an increase in capital expenditures of $26.0 million to construct new domestic company-operated Shacks compared to fiscal 2017.
For fiscal 2017, net cash used in investing activities was $61.9 million compared to $114.8 million for fiscal 2016, an increase of $52.8 million. This decrease was primarily due to purchases of marketable securities, whereby we made significant investments in the prior year totaling $60.3 million, net of sales. In the current year our net purchases totaled $0.4 million. Offsetting the decrease, was an increase in capital expenditures of $7.1 million to construct new domestic company-operated Shacks compared to fiscal 2016.
Financing Activities
For fiscal 2018, net cash provided by financing activities was $4.5 million compared to $1.0 million for fiscal 2017, an increase of $3.5 million. This increase is primarily due to a reduction in financing cash outflows of $1.6 million in distributions to non-controlling interest holders and $4.8 million of payments made under the Tax Receivable Agreement in fiscal 2017 that did not exist in fiscal 2018, offset by a decrease of $2.1 million in proceeds from the exercise of employee stock options.
For fiscal 2017, net cash provided by financing activities was $1.0 million compared to $1.2 million for fiscal 2016, a decrease of $0.2 million. This decrease was primarily due to $4.8 million in payments made under the Tax Receivable Agreement and $0.6 million in distributions to non-controlling interest holders, offset by an increase of $4.4 million in proceeds from the exercise of employee stock options and $0.9 million in proceeds from deemed landlord financing (net of payments).
Revolving Credit Facility
We maintain a Revolving Credit Facility that provides for a revolving total commitment amount of $50.0 million, of which $20.0 million is available immediately. The Revolving Credit Facility will mature and all amounts outstanding will be due and payable in February 2020. The Revolving Credit Facility permits the issuance of letters of credit upon our request of up to $10.0 million. Borrowings under the facility bear interest at either: (i) LIBOR plus a percentage ranging from 2.3% to 3.3% or (ii) the prime rate plus a percentage ranging from 0.0% to 0.8%, depending on the type of borrowing made under the facility. As of December 26, 2018, there were no amounts outstanding under the Revolving Credit Facility. We had $19.3 million of availability as of December 26, 2018, after giving effect to $0.7 million in outstanding letters of credit.
The Revolving Credit Facility is secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' wholly-owned domestic subsidiaries (with certain exceptions).
The Revolving Credit Facility contains a number of covenants that, among other things, limit our ability to, subject to specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; pay dividends or make distributions; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the Revolving Credit Facility contains certain cross-default provisions. We are required to maintain a specified consolidated fixed-charge coverage ratio and a specified funded net debt to adjusted EBITDA ratio, both as defined under the Revolving Credit Facility. As of December 26, 2018, we were in compliance with all covenants.

Shake Shack Inc. Form 10-K | 71

CONTRACTUAL OBLIGATIONS

The following table sets forth certain contractual obligations as of December 26, 2018 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods.

(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations(1)	$339,634	$31,785	$66,182	$67,522	$174,145
Deemed landlord financing obligations(1)	46,691	4,487	9,571	9,974	22,659
Liabilities under tax receivable agreement(2)	203,712	5,804	21,885	22,766	153,257
Purchase obligations	158,020	52,652	27,693	23,362	54,313
TOTAL	$748,057	$94,728	$125,331	$123,624	$404,374

(1)	See Note 10 to the consolidated financial statements included in Item 8 for further discussion of our leases and deemed landlord financing.

(2)	See Notes 15 and 18 to the consolidated financial statements included in Item 8 for further discussion of our Tax Receivable Agreement and related liabilities.

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
OFF-BALANCE SHEET ARRANGEMENTS

Except for operating leases entered into in the normal course of business, certain letters of credit entered into as security under the terms of several of our leases and the unrecorded contractual obligations set forth above, we did not have any off-balance sheet arrangements as of December 26, 2018.

72 | Shake Shack Inc. Form 10-K

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
Property and Equipment
We assess potential impairments to our long-lived assets, which includes property and equipment, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset. The evaluation is performed at the lowest level of identifiable cash flows, which is primarily at the individual Shack level. Significant judgment is involved in determining the assumptions used in estimating future cash flows, including projected sales growth and operating margins. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment charges recorded during fiscal 2018, 2017 or 2016.
Leases
We currently lease all of our domestic company-operated Shacks and the Home Office. At the inception of each lease, we determine its appropriate classification as an operating or capital lease. As of December 26, 2018 and December 27, 2017 there were no leases classified as capital leases. For operating leases that include rent escalations, we record the base rent expense on a straight-line basis over the term of the lease and the difference between the base cash rents paid and the straight-line rent expense is recorded as deferred rent. Certain leases contain contingent rent provisions that require additional rental payments based upon sales volume. When achievement of such sales volume target is probable, contingent rent is accrued in proportion to the sales recognized during the period that are attributable to the expected achievement of the sales volume target. It is our policy to record straight-line rent expense from possession date through the opening date as pre-opening expense. Once a domestic company-operated Shack opens, we record the straight-line rent plus contingent rent, if applicable, as occupancy and related expenses.
We expend cash for leasehold improvements and to build out and equip our leased premises. Generally, a portion of the leasehold improvements and building costs are reimbursed to us by our landlords as construction contributions pursuant to agreed-upon terms in our leases. If obtained, landlord construction contributions usually take the form of cash, full or partial credits against our future minimum or percentage rents otherwise payable by us, or a combination thereof. When contractually due to us, we classify tenant improvement allowances as deferred rent on the consolidated balance sheets and amortize the tenant improvement allowance on a straight-line basis over the lease term as a credit to occupancy and related expenses.
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

Shake Shack Inc. Form 10-K | 73

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
As of December 26, 2018, we were deemed to be the accounting owner of 24 leased Shacks, one of which was under construction as of the end of the period. As of December 27, 2017, we were deemed to be the accounting owner of 23 leased Shacks, 11 of which were under construction as of the end of the period.
Self-Insurance Liabilities
We are self-insured for our employee medical and dental plans and we recognize a liability that represents our estimated cost of claims incurred but not reported as of the balance sheet date. Our estimated liability is based on a number of assumptions and factors, which requires significant judgment including historical claims experience, severity factors, litigation costs, inflation and other actuarial assumptions. Our history of claims experience is short and our significant growth rate could affect the accuracy of our estimates. If a greater amount of claims are reported, or if medical costs increase beyond what our expectation, our liabilities may not be sufficient and we could recognize additional expense.
Equity-Based Compensation
Equity-based compensation expense is measured based on fair value. For awards with graded-vesting features and service conditions only, compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award. For awards with graded-vesting features and a combination of service and performance conditions, compensation expense is recognized using a graded-vesting attribution method over the vesting period based on the most probable outcome of the performance conditions. We determine the probability of achievement of future performance conditions based on our internal estimates of future performance, and we account for forfeitures as they occur. We estimate the grant date fair value of stock options using the Black-Scholes valuation model. Calculating the grant date fair value of stock-based awards is based on certain assumptions and requires judgment, including estimating stock price volatility, and expected life. We have limited historical data of our own to utilize in determining our assumptions. As such, for stock options granted in fiscal 2018 and 2017, we based our volatility assumption on a combined weighted average of our own historical data and that of a selected peer group. The weighted-average volatility used in determining the grant date fair value of awards granted in fiscal 2018 and 2017 was 42.5% and 44.5%, respectively.
Income Taxes
We record valuation allowances against our deferred tax assets when it is more likely than not that all or a portion of a deferred tax asset will not be realized. We routinely evaluate the realizability of our deferred tax assets by assessing the likelihood that our deferred tax assets will be recovered based on all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, estimates of future taxable income, tax planning strategies and results of operations. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including projected Shack openings, revenue growth, and operating margins, among others. As of December 26, 2018, we had $242.5 million of deferred tax assets, net of valuation allowances. We expect to realize future tax benefits related to the utilization of these assets. If we determine in the future that we will not be able to fully utilize all or part of

74 | Shake Shack Inc. Form 10-K

these deferred tax assets, we would record a valuation allowance through earnings in the period the determination was made, which would have an adverse effect on our results of operations and earnings in future periods.
Liabilities Under Tax Receivable Agreement
As described in Note 15 to the consolidated financial statements included in Item 8, we are a party to the Tax Receivable Agreement under which we are contractually committed to pay the non-controlling interest holders 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of certain transactions. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. Therefore, we would only recognize a liability for TRA Payments if we determine if it is probable that we will generate sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including projected Shack openings, revenue growth, and operating margins, among others. During fiscal 2018, as a result of the redemptions of LLC Interests, we recognized liabilities totaling $203.7 million relating to our obligations under the Tax Receivable Agreement, after concluding that it was probable that we would have sufficient future taxable income to utilize the related tax benefits. If we determine in the future that we will not be able to fully utilize all or part of the related tax benefits, we would derecognize the portion of the liability related the benefits not expected to be utilized.
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

Shake Shack Inc. Form 10-K | 75

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
INTEREST RATE RISK

We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. Our Revolving Credit Facility carries interest at a floating rate. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. As of December 26, 2018, we had no outstanding borrowings under the Revolving Credit Facility.
We are also exposed to interest rate risk through fluctuations of interest rates on our investments. Our available-for-sale securities primarily consist of fixed-income and equity instruments. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations.

76 | Shake Shack Inc. Form 10-K

Item 8. Financial Statements and Supplementary Data.

Shake Shack Inc. Form 10-K | 77

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
Ernst & Young LLP, our independent registered public accounting firm, has audited the Consolidated Financial Statements as of December 26, 2018, as stated in their report herein.
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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 26, 2018, based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the results of our evaluation, management concluded that our internal control over financial reporting was effective as of December 26, 2018.
Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 26, 2018, as stated in their report herein.

Randy Garutti	Tara Comonte
Chief Executive Officer and Director	Chief Financial Officer
(duly authorized and principal executive officer)	(duly authorized and principal financial officer)

78 | Shake Shack Inc. Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Shake Shack Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Shake Shack Inc. (the Company) as of December 26, 2018 and December 27, 2017, the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 26, 2018, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 26, 2018 and December 27, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 26, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 26, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2019 expressed an unqualified opinion thereon.
Adoption of ASU No. 2014-09
As discussed in Note 2 to the consolidated financial statements, the Company changed its method for recognizing revenue effective December 28, 2017 due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the amendments in ASUs 2015-14, 2016-08, 2016-10 and 2016-12.
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
February 25, 2019

Shake Shack Inc. Form 10-K | 79

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Shake Shack Inc.
Opinion on Internal Control over Financial Reporting
We have audited Shake Shack Inc.’s (the Company’s) internal control over financial reporting as of December 26, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 26, 2018 and December 27, 2017, the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 26, 2018, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”) and our report dated February 25, 2018 expressed an unqualified opinion thereon.
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

New York, New York
February 25, 2019

Shake Shack Inc. Form 10-K | 80

SHAKE SHACK INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 26 2018	December 27 2017
ASSETS
Current assets:
Cash and cash equivalents	$24,750	$21,507
Marketable securities	62,113	63,036
Accounts receivable	10,523	5,641
Inventories	1,749	1,258
Prepaid expenses and other current assets	1,984	1,757
Total current assets	101,119	93,199
Property and equipment, net	261,854	187,095
Deferred income taxes, net	242,533	185,914
Other assets	5,026	4,398
TOTAL ASSETS	$610,532	$470,606
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,467	$8,210
Accrued expenses	22,799	11,649
Accrued wages and related liabilities	10,652	6,228
Other current liabilities	14,030	7,937
Total current liabilities	59,948	34,024
Deemed landlord financing	20,846	14,518
Deferred rent	47,864	36,596
Liabilities under tax receivable agreement, net of current portion	197,921	158,436
Other long-term liabilities	10,498	2,553
Total liabilities	337,077	246,127
Commitments and contingencies
Stockholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of December 26, 2018 and December 27, 2017, respectively.	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 29,520,833 and 26,527,477 shares issued and outstanding as of December 26, 2018 and December 27, 2017, respectively.	30	27
Class B common stock, $0.001 par value—35,000,000 shares authorized; 7,557,347 and 10,250,007 shares issued and outstanding as of December 26, 2018 and December 27, 2017, respectively.	8	10
Additional paid-in capital	195,633	153,105
Retained earnings	30,404	16,399
Accumulated other comprehensive loss	—	(49)
Total stockholders' equity attributable to Shake Shack Inc.	226,075	169,492
Non-controlling interests	47,380	54,987
Total equity	273,455	224,479
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$610,532	$470,606
See accompanying Notes to Consolidated Financial Statements.

Shake Shack Inc. Form 10-K | 81

SHAKE SHACK INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share amounts)

	Fiscal Year Ended
	December 26 2018	December 27 2017	December 28 2016
Shack sales	$445,589	$346,388	$259,350
Licensing revenue	13,721	12,422	9,125
TOTAL REVENUE	459,310	358,810	268,475
Shack-level operating expenses:
Food and paper costs	126,096	98,337	73,752
Labor and related expenses	122,094	91,740	65,540
Other operating expenses	51,783	35,805	24,946
Occupancy and related expenses	32,710	28,197	21,820
General and administrative expenses	52,720	39,003	30,556
Depreciation expense	29,000	21,704	14,502
Pre-opening costs	12,279	9,603	9,520
Loss on disposal of property and equipment	917	608	34
TOTAL EXPENSES	427,599	324,997	240,670
OPERATING INCOME	31,711	33,813	27,805
Other income, net	1,514	128,123	1,065
Interest expense	(2,415)	(1,643)	(374)
INCOME BEFORE INCOME TAXES	30,810	160,293	28,496
Income tax expense	8,862	151,409	6,350
NET INCOME	21,948	8,884	22,146
Less: net income attributable to non-controlling interests	6,769	9,204	9,700
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$15,179	$(320)	$12,446
Earnings (loss) per share of Class A common stock:
Basic	$0.54	$(0.01)	$0.54
Diluted	$0.52	$(0.01)	$0.53
Weighted-average shares of Class A common stock outstanding:
Basic	28,299	25,876	22,956
Diluted	29,179	25,876	23,449
See accompanying Notes to Consolidated Financial Statements.

82 | Shake Shack Inc. Form 10-K

SHAKE SHACK INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Fiscal Year Ended
	December 26 2018	December 27 2017	December 28 2016
Net income	$21,948	$8,884	$22,146
Other comprehensive income (loss), net of tax:
Available-for-sale securities(1):
Change in net unrealized holding losses	(3)	(94)	(35)
Less: reclassification adjustments for net realized losses included in net income	16	47	19
Net change	13	(47)	(16)
OTHER COMPREHENSIVE INCOME (LOSS)	13	(47)	(16)
COMPREHENSIVE INCOME	21,961	8,837	22,130
Less: comprehensive income attributable to non-controlling interests	6,772	9,191	9,694
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$15,189	$(354)	$12,436
(1) Net of tax benefit of $0 for fiscal years ended December 26, 2018, December 27, 2017 and December 28, 2016.
See accompanying Notes to Consolidated Financial Statements.

Shake Shack Inc. Form 10-K | 83

SHAKE SHACK INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 30, 2015	19,789,259	$20	16,460,741	$16	$96,311	$4,273	$(5)	$56,404	$157,019
Net income						12,446		9,700	22,146
Other comprehensive loss:
Net unrealized losses related to available-for-sale securities							(10)	(6)	(16)
Equity-based compensation					5,493				5,493
Stock option exercises	154,976	—			795			2,402	3,197
Income tax effect of stock compensation plans					30			3	33
Redemption of LLC Interests	5,207,149	5	(5,207,149)	(5)	16,986			(16,986)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					15,833				15,833
Distributions paid and payable to non-controlling interest holders								(2,352)	(2,352)
BALANCE, DECEMBER 28, 2016	25,151,384	25	11,253,592	11	135,448	16,719	(15)	49,165	201,353
Net income (loss)						(320)		9,204	8,884
Other comprehensive loss:
Net unrealized losses related to available-for-sale securities							(34)	(13)	(47)
Equity-based compensation					5,732				5,732
Activity under stock compensation plans	372,508	1			4,451			2,818	7,270
Redemption of LLC Interests	1,003,585	1	(1,003,585)	(1)	4,415			(4,415)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					3,059				3,059
Distributions paid to non-controlling interest holders								(1,772)	(1,772)
BALANCE, DECEMBER 27, 2017	26,527,477	27	10,250,007	10	153,105	16,399	(49)	54,987	224,479
Cumulative effect of accounting changes						(1,174)	39	(439)	(1,574)
Net income						15,179		6,769	21,948
Other comprehensive income:
Net change related to available-for-sale securities							10	3	13
Equity-based compensation					6,250				6,250
Activity under stock compensation plans	300,696	1			2,509			2,013	4,523
Redemption of LLC Interests	2,692,660	2	(2,692,660)	(2)	15,202			(15,202)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					18,567				18,567
Distributions paid to non-controlling interest holders								(751)	(751)
BALANCE, DECEMBER 26, 2018	29,520,833	$30	7,557,347	$8	$195,633	$30,404	$—	$47,380	$273,455
See accompanying Notes to Consolidated Financial Statements.

84 | Shake Shack Inc. Form 10-K

SHAKE SHACK INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	December 26 2018	December 27 2017	December 28 2016
OPERATING ACTIVITIES
Net income (including amounts attributable to non-controlling interests)	$21,948	$8,884	$22,146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	29,000	21,704	14,502
Equity-based compensation	6,143	5,623	5,354
Deferred income taxes	788	146,334	(523)
Non-cash interest expense	72	317	304
Excess tax benefits on equity-based compensation	—	—	(33)
Loss on sale of marketable securities	16	5	18
Loss on disposal of property and equipment	917	608	34
Other non-cash expense (income)	(78)	(127,221)	(688)
Net loss on sublease	672	—	—
Changes in operating assets and liabilities:
Accounts receivable	5,530	6,421	2,974
Inventories	(491)	(452)	(263)
Prepaid expenses and other current assets	(270)	2,244	(756)
Other assets	(2,726)	(446)	(822)
Accounts payable	3,156	1,235	839
Accrued expenses	7,979	4,388	5,560
Accrued wages and related liabilities	4,424	144	280
Other current liabilities	860	(988)	2,130
Deferred rent	1,247	1,008	3,415
Other long-term liabilities	6,208	1,070	(186)
NET CASH PROVIDED BY OPERATING ACTIVITIES	85,395	70,878	54,285
INVESTING ACTIVITIES
Purchases of property and equipment	(87,525)	(61,533)	(54,433)
Purchases of marketable securities	(1,223)	(7,861)	(61,266)
Sales of marketable securities	2,144	7,451	938
NET CASH USED IN INVESTING ACTIVITIES	(86,604)	(61,943)	(114,761)
FINANCING ACTIVITIES
Payments on promissory note	—	—	(313)
Proceeds from deemed landlord financing	1,382	1,183	65
Payments on deemed landlord financing	(702)	(266)	—
Distributions paid to non-controlling interest holders	(751)	(2,379)	(1,745)
Payments under tax receivable agreement	—	(4,844)	—
Proceeds from stock option exercises	5,472	7,585	3,194
Employee withholding taxes related to net settled equity awards	(949)	(314)	—
Excess tax benefits from equity-based compensation	—	—	33
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,452	965	1,234
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,243	9,900	(59,242)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	21,507	11,607	70,849
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,750	$21,507	$11,607
Supplemental cash flow information and non-cash investing and financing activities are further described in the accompany notes.
See accompanying Notes to Consolidated Financial Statements.

Shake Shack Inc. Form 10-K | 85

SHAKE SHACK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

86 | Shake Shack Inc. Form 10-K

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
We operate and license Shake Shack restaurants ("Shacks"), which serve hamburgers, hot dogs, chicken, crinkle cut fries, shakes, frozen custard, beer, wine and more. As of December 26, 2018, there were 208 Shacks in operation, system-wide, of which 124 were domestic company-operated Shacks, 12 were domestic licensed Shacks and 72 were international licensed Shacks.
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
SSE Holdings is considered a variable interest entity. Shake Shack Inc. is the primary beneficiary as we have the majority economic interest in SSE Holdings and, as the sole managing member, have decision making authority that significantly affects the economic performance of the entity, while the limited partners have no substantive kick-out or participating rights. As a result, we will continue to consolidate SSE Holdings. The assets and liabilities of SSE Holdings represent substantially all of our consolidated assets and liabilities with the exception of certain deferred taxes and liabilities under the Tax Receivable Agreement. As of December 26, 2018 and December 27, 2017, the net assets of SSE Holdings were $232,711 and $197,301, respectively. The assets of SSE Holdings are subject to certain restrictions in SSE Holdings' revolving credit agreements. See Note 9 for more information.
Fiscal Year
We operate on a 52/53 week fiscal year ending on the last Wednesday in December. Fiscal year 2018 contained 52 weeks and ended on December 26, 2018. Fiscal year 2017 contained 52 weeks and ended on December 27, 2017. Fiscal year 2016 contained 52 weeks and ended on December 28, 2016. Unless otherwise stated, references to years in this report relate to fiscal years.
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

Shake Shack Inc. Form 10-K | 87

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
Property and Equipment
Property and equipment is stated at historical cost less accumulated depreciation. Property and equipment is depreciated based on the straight-line method over the estimated useful lives of the assets, generally ranging from three to seven years for equipment, furniture and fixtures, and computer equipment and software. Leasehold improvements are depreciated over the shorter of their estimated useful life or the related lease life, generally ranging from 10 to 15 years. Landlord funded assets are depreciated over the shorter of their estimated useful life or the related lease life, generally ranging from 10 to 15 years. For leases with renewal periods at our option, we use the original lease term, excluding renewal option periods, to determine estimated useful lives.
Costs incurred when constructing Shacks are capitalized. The cost of repairs and maintenance are expensed when incurred. Costs for refurbishments and improvements that significantly increase the productive capacity or extend the useful life of the asset are capitalized. When assets are disposed of, the resulting gain or loss is recognized on the Consolidated Statements of Income (Loss).
We assess potential impairments to our long-lived assets, which includes property and equipment, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized

88 | Shake Shack Inc. Form 10-K

as the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment charges recorded in fiscal 2018, 2017 and 2016.
Deferred Financing Costs
Deferred financing costs incurred in connection with the issuance of long-term debt and establishing credit facilities are capitalized and amortized to interest expense based on the related debt agreements. Deferred financing costs are included in other assets on the Consolidated Balance Sheets.
Other Assets
Other assets consist primarily of capitalized implementation costs from cloud computing arrangements, long-term marketable securities, security deposits, transferable liquor licenses and certain custom furniture pre-ordered for future Shacks and yet to be placed in service.
The costs of obtaining non-transferable liquor licenses that are directly issued by local government agencies for nominal fees are expensed as incurred. The costs of purchasing transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses are capitalized as indefinite-lived intangible assets. Annual liquor license renewal fees are expensed over the renewal term. As of December 26, 2018 and December 27, 2017, indefinite-lived intangible assets relating to transferable liquor licenses totaled $1,159 and $894, respectively. We evaluate our indefinite-lived intangible assets for impairment annually during our fiscal fourth quarter, and whenever events or changes in circumstances indicate that an impairment may exist. When evaluating other intangible assets for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that an intangible asset group is impaired. If we do not perform the qualitative assessment, or if we determine that it is not more likely than not that the fair value of the intangible asset group exceeds its carrying amount, we calculate the estimated fair value of the intangible asset group. If the carrying amount of the intangible asset group exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. In addition, we continuously monitor and may revise our intangible asset useful lives if and when facts and circumstances change.
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
As of December 26, 2018, we were deemed to be the accounting owner of 24 leased Shacks, one of which was under construction as of the end of the period. As of December 27, 2017, we were deemed to be the accounting owner of 23 leased Shacks, 11 of which were under construction as of the end of the period.
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

90 | Shake Shack Inc. Form 10-K

Advertising
The cost of advertising is expensed as incurred. Advertising costs amounted to $399, $357 and $147 in fiscal 2018, 2017 and 2016, respectively, and are included in general and administrative expense and other operating expenses on the Consolidated Statements of Income (Loss).
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

We adopted this standard on a prospective basis on September 27, 2018, and began capitalizing certain costs related to the implementation of an enterprise-wide system initiative that previously would have been expensed. As of December 26, 2018, we have capitalized certain implementation costs within other assets. We will begin amortizing the implementation costs once the system is ready for its intended use, on a straight-line basis, over the term of the related service agreements.  The amortization expense related to cloud computing arrangements that are service contracts will be recorded within general and administrative expenses.

September 27, 2018

Shake Shack Inc. Form 10-K | 91

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

We will adopt the standard on December 27, 2018, electing the optional transition method to apply the standard as of the transition date. As a result, we will not apply the standard to the comparative periods presented.

We have elected the transition package of three practical expedients permitted under the new standard, which among other things, allows us to carryforward our historical lease classifications. We also made certain accounting policy elections for new leases post-transition, including the election to combine components.

The adoption will have a significant impact to our consolidated balance sheet given the extent of our real estate lease portfolio. We will derecognize all landlord funded assets, deemed financing liabilities and deferred rent liabilities upon transition. We will record a right-of-use asset and lease liability for those leases as well as all other existing leases, the majority of which are real estate operating leases. We expect the adoption to result in a net increase of between $207,000 to $217,000 in lease assets and $202,000 to $212,000 in lease liabilities. The difference between the additional lease assets and lease liabilities, net of tax, will be recorded as an adjustment through equity.

Our existing operating leases will not have a material impact on our statement of income post-transition. For those leases where we are involved in construction and deemed to be the accounting owner, they will be accounted for as operating leases post-transition, resulting in an increase to occupancy and related expenses, and a decrease to interest and depreciation expense.

We are substantially complete with our implementation efforts.

December 27, 2018

92 | Shake Shack Inc. Form 10-K

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
Upon transition, on December 28, 2017, we recorded a decrease to opening equity of $1,574, net of tax, of which $1,135 was recognized in retained earnings and accumulated other comprehensive income (loss) and $439 in non-controlling interest, with a corresponding increase of $1,769 in other long-term liabilities, a decrease of $68 in other current liabilities and an increase of $100 to accounts receivable.
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
Licensing revenues include initial territory fees, Shack opening fees and ongoing sales-based royalty fees from licensed Shacks. Generally, the licenses granted to develop, open and operate each Shack in a specified territory are the predominant goods or services transferred to the licensee in our contracts, and represent distinct performance obligations. Ancillary promised services, such as training and assistance during the initial opening of a Shack, are typically combined with the licenses and considered as one performance obligation per Shack. We determine the transaction price for each contract, which is comprised of the initial territory fee and an estimate of the total Shack opening fees we expect to be entitled to. The calculation of total Shack opening fees included in the transaction price requires judgment, as it is based on an estimate of the number of Shacks we expect the licensee to open. The transaction price is then allocated equally to each Shack expected to open. The performance obligations are satisfied over time, starting when a Shack opens, through the end of the term of the license granted to the Shack. Because we are transferring licenses to access our intellectual property during a contractual term, revenue is recognized on a straight-line basis over the license term. Generally, payment for the initial territory fee is received upon execution of the licensing agreement and payment for the restaurant opening fees are received either in advance of or upon opening the related restaurant. These payments are initially deferred and recognized as revenue as the performance obligations are satisfied, which occurs over a long-term period.
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

Shake Shack Inc. Form 10-K | 93

Revenue recognized during fiscal 2018 under ASC 606 and revenue that would have been recognized during fiscal 2018 had ASC 605 been applied is as follows:

	As reported under ASC 606	If reported under ASC 605	Increase (decrease)
Shack sales	$445,589	$445,589	$—
Licensing revenue	13,721	14,389	(668)
Total revenue	$459,310	$459,978	$(668)
Revenue recognized during fiscal 2018 (under ASC 606) and fiscal 2017 and 2016 (under ASC 605) disaggregated by type is as follows:

	December 26 2018	December 27 2017	December 28 2016
Shack sales	$445,589	$346,388	$259,350
Licensing revenue:
Sales-based royalties	13,422	11,633	8,765
Initial territory and opening fees	299	789	360
Total revenue	$459,310	$358,810	$268,475
The aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of December 26, 2018 is $15,333. We expect to recognize this amount as revenue over a long-term period, as the license term for each Shack ranges from 5 to 20 years. This amount excludes any variable consideration related to sales-based royalties.
Contract Balances
Opening and closing balances of contract liabilities and receivables from contracts with customers for fiscal 2018 is as follows:

	December 26 2018	December 28 2017
Shack sales receivables	$2,550	$2,184
Licensing receivables	2,616	1,522
Gift card liability	1,796	1,472
Deferred revenue, current	307	265
Deferred revenue, long-term	10,026	3,742
Revenue recognized during fiscal 2018 that was included in the balances of gift card liability and deferred revenue, current, at the beginning of the period is $506 and $253, respectively.
NOTE 4: FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis as of December 26, 2018 and December 27, 2017, and indicate the classification within the fair value hierarchy. Refer to Note 2 for further information.

Shake Shack Inc. Form 10-K | 94

Cash, Cash Equivalents and Marketable Securities
The following tables summarize our cash, cash equivalents and marketable securities by significant investment categories as of December 26, 2018 and December 27, 2017:

	December 26, 2018
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$19,746	$—	$—	$19,746	$19,746	$—
Level 1:
Money market funds	5,004	—	—	5,004	5,004	—
Mutual funds	62,235	—	(122)	62,113	—	62,113
Level 2:
Corporate debt securities(1)	—	—	—	—	—	—
Total	$86,985	$—	$(122)	$86,863	$24,750	$62,113

	December 27, 2017
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$16,138	$—	$—	$16,138	$16,138	$—
Level 1:
Money market funds	5,369	—	—	5,369	5,369	—
Mutual funds	60,985	—	(61)	60,924	—	60,924
Level 2:
Corporate debt securities(1)	2,125	2	(15)	2,112	—	2,112
Total	$84,617	$2	$(76)	$84,543	$21,507	$63,036

(1)
Corporate debt securities were measured at fair value using a market approach utilizing observable prices for identical securities or securities with similar characteristics and inputs that are observable or can be corroborated by observable market data.

On December 28, 2017, we adopted ASU 2016-01, which requires certain equity investments to be measured at fair value with changes in fair value recognized in net income. Net unrealized losses on available-for-sale equity securities totaling $61 were included on the Condensed Consolidated Statements of Income during fiscal 2018. Net unrealized losses on available-for-sale securities totaling $74 were included in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheet as of December 27, 2017.
The following tables summarize the gross unrealized losses and fair values for investments in debt securities that were in an unrealized loss position as of December 26, 2018 and December 27, 2017, aggregated by length of time that individual securities have been in a continuous loss position:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 26, 2018	—	—	—	—	—	—
As of December 27, 2017	1,675	(12)	162	(3)	1,837	(15)

Shake Shack Inc. Form 10-K | 95

A summary of other income from available-for-sale securities recognized during fiscal 2018, 2017 and 2016 is as follows:

	2018	2017	2016
Available-for-sale securities:
Dividend income	$1,392	$830	$296
Interest income	9	77	88
Loss on investments	(3)	(5)	(7)
Unrealized loss on available-for-sale equity securities	(61)	—	—
Total other income, net	$1,337	$902	$377
A summary of available-for-sale securities sold and gross realized gains and losses recognized during fiscal 2018, 2017 and 2016 is as follows:

	2018	2017	2016
Available-for-sale securities:
Gross proceeds from sales and redemptions	$2,144	$2,223	$938
Cost basis of sales and redemptions	2,160	2,271	956
Gross realized gains included in net income	2	1	2
Gross realized losses included in net income	(18)	(49)	(20)
Amounts reclassified out of accumulated other comprehensive loss	16	47	19
Realized gains and losses are determined on a specific identification method and are included in other income, net on the Consolidated Statements of Income (Loss).
We periodically review our marketable securities for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For our debt securities, we also considered whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. As of December 26, 2018 and December 27, 2017, the declines in the market value of our marketable securities investment portfolio are considered to be temporary in nature.
Other Financial Instruments
The carrying value of our financial instruments, including accounts receivable, accounts payable, and accrued expenses as of December 26, 2018 and December 27, 2017 approximated their fair value due to the short-term nature of these financial instruments.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets and liabilities that are measured at fair value on a non-recurring basis include our long-lived assets and indefinite-lived intangible assets. There were no impairments recognized during fiscal 2018, 2017 and 2016.
NOTE 5: ACCOUNTS RECEIVABLE

The components of accounts receivable as of December 26, 2018 and December 27, 2017 are as follows:

96 | Shake Shack Inc. Form 10-K

	December 26 2018	December 27 2017
Landlord receivables	$4,494	$1,660
Licensing receivables	2,579	1,422
Credit card receivables	2,446	2,018
Other receivables	1,004	541
Accounts receivable	$10,523	$5,641
As of December 26, 2018 and December 27, 2017, no allowance for doubtful accounts was recorded based on our evaluation of collectibility.
NOTE 6: INVENTORIES

Inventories consisted of the following:

	December 26 2018	December 27 2017
Food	$1,291	$874
Wine	83	69
Beer	95	85
Beverages	203	111
Retail merchandise	77	119
Inventories	$1,749	$1,258
NOTE 7: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 26 2018	December 27 2017
Leasehold improvements	$228,453	$166,963
Landlord funded assets	15,595	7,472
Equipment	40,716	31,608
Furniture and fixtures	14,055	10,128
Computer equipment and software	19,008	12,721
Construction in progress (includes assets under construction from deemed landlord financing)	29,474	16,458
Property and equipment, gross	347,301	245,350
Less: accumulated depreciation	(85,447)	(58,255)
Property and equipment, net	$261,854	$187,095
Depreciation expense was $29,000, $21,704 and $14,502 for fiscal 2018, 2017 and 2016, respectively.
NOTE 8: SUPPLEMENTAL BALANCE SHEET INFORMATION

Shake Shack Inc. Form 10-K | 97

The components of other current liabilities as of December 26, 2018 and December 27, 2017 are as follows:

	December 26 2018	December 27 2017
Sales tax payable	$3,143	$1,813
Current portion of liabilities under tax receivable agreement	5,804	937
Gift card liability	1,796	1,472
Other	3,287	3,715
Other current liabilities	$14,030	$7,937

98 | Shake Shack Inc. Form 10-K

NOTE 9: DEBT

In January 2015, we executed a Third Amended and Restated Credit Agreement, which became effective on February 4, 2015 (together with the prior agreements and amendments, and as further amended, the "Revolving Credit Facility"), which provides for a total revolving commitment amount of $50,000, of which $20,000 is available immediately. The Revolving Credit Facility will mature and all amounts outstanding will be due and payable five years from the effective date. The Revolving Credit Facility permits the issuance of letters of credit upon our request of up to $10,000. In May 2016, the Revolving Credit Facility was amended to, among other things, lower the borrowing rates. Borrowings under the Revolving Credit Facility bear interest at either: (i) LIBOR plus a percentage ranging from 2.3% to 3.3% or (ii) the prime rate plus a percentage ranging from 0.0% to 0.8%, depending on the type of borrowing made under the Revolving Credit Facility. As of December 26, 2018 and December 27, 2017, there were no amounts outstanding under the Revolving Credit Facility. As of December 26, 2018, we had $19,317 of availability under the Revolving Credit Facility, after giving effect to $683 in outstanding letters of credit.
The Revolving Credit Facility is secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' wholly-owned domestic subsidiaries (with certain exceptions).
The Revolving Credit Facility contains a number of covenants that, among other things, limit our ability to, subject to specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; pay dividends or make distributions; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the Revolving Credit Facility contains certain cross-default provisions. We are required to maintain a specified consolidated fixed-charge coverage ratio and a specified funded net debt to adjusted EBITDA ratio, both as defined under the Revolving Credit Facility. As of December 26, 2018, we were in compliance with all covenants.
In March 2013, we entered into a promissory note in the amount of $313 in connection with the purchase of a liquor license, and we repaid the entire outstanding balance of the promissory note during the fiscal year ended December 28, 2016.
As of December 26, 2018 and December 27, 2017 we had deemed landlord financing liabilities of $20,846 and $14,518, respectively, for certain leases where we are involved in the construction of leased assets and are considered the accounting owner of the construction project. Refer to Note 10 for further details regarding these leases.
Total interest costs incurred were $2,572, $1,806 and $374 in fiscal 2018, 2017 and 2016, respectively. Amounts capitalized into property and equipment were $157 and $164 during fiscal 2018 and 2017, respectively. No amounts were capitalized into property and equipment during fiscal 2016.

Shake Shack Inc. Form 10-K | 99

NOTE 10: LEASES

A summary of rent expense under operating lease agreements is as follows:

	2018	2017	2016
Minimum rent	$24,920	$20,421	$15,408
Deferred rent	1,241	838	2,122
Contingent rent	4,805	4,902	4,294
Total rent expense	$30,966	$26,161	$21,824
The rent expense above does not include common area maintenance costs, real estate taxes and other occupancy costs, which were $6,479, $4,570 and $3,229 in fiscal 2018, 2017 and 2016, respectively.
As of December 26, 2018, future minimum lease payments under non-cancelable operating leases and lease financing arrangements consisted of the following:

	Operating Leases	Deemed Landlord Financing(1)
2019	$31,785	$4,487
2020	32,819	4,755
2021	33,363	4,816
2022	33,934	4,889
2023	33,588	5,085
Thereafter	174,145	22,659
Total minimum lease payments	$339,634	$46,691

(1)
Amounts include minimum lease payments for one lease under construction as of December 26, 2018 where we are deemed the accounting owner. Final classification of lease payments under deemed landlord financing is subject to change pending sale lease-back analysis performed at the store opening date.

As of December 26, 2018, we had 24 leases where we are involved in the construction of the leased assets and have been deemed the accounting owner of the construction project. The deemed landlord financing liability related to these leases was $20,846 as of December 26, 2018. As of December 27, 2017, we had 23 leases where we are involved in the construction of the leased assets and have been deemed the accounting owner of the construction project. The deemed landlord financing liability related to those leases was $14,518 as of December 27, 2017.
NOTE 11: EMPLOYEE BENEFIT PLANS

Deferred Compensation
In fiscal 2014, we entered into an incentive bonus agreement with one of our executives, whereby the executive is entitled to receive a deferred compensation award in the amount of $2,450 payable by us in March 2018. This amount was included in other current liabilities on the Consolidated Balance Sheet as of December 27, 2017. In fiscal 2013, we recorded $2,054 of deferred compensation expense to recognize the present value of the incentive bonus liability, which was included within general and administrative expense on the Consolidated Statement of Income (Loss). There was no such expense in fiscal 2018, 2017 or 2016. The difference between the present value of the bonus liability and the amount payable was accreted to interest expense over the term of the agreement. For the purpose of funding our deferred compensation obligation, we established a grantor trust, commonly referred to as a "rabbi trust," and contributed $2,450 to the trust in October 2015. Assets held by the trust were subject to creditor claims. In March 2018,

100 | Shake Shack Inc. Form 10-K

we paid the entire incentive bonus of $2,450 to our executive from the trust. No amounts were held in the trust or payable by us as of December 26, 2018.
Defined Contribution Plan
Our employees are eligible to participate in a defined contribution savings plan maintained by Union Square Hospitality Group, LLC, a related party. The plan is funded by employee and employer contributions. We pay our share of the employer contributions directly to the third party trustee. Employer contributions to the plan are at our discretion. Effective January 2014, we began making contributions matching a portion of participants' contributions. We match 100% of participants' contributions for the first 3% of eligible compensation contributed and 50% of contributions made in excess of 3% of eligible compensation up to 5% of eligible compensation. Employer contributions totaled $509, $389 and $257 for fiscal 2018, 2017 and 2016, respectively.
NOTE 12: STOCKHOLDERS' EQUITY

Redemptions of LLC Interests
The SSE Holdings LLC Agreement provides that holders of LLC Interests may, from time to time, require SSE Holdings to redeem all or a portion of their LLC Interests for newly-issued shares of Class A common stock on a one-for-one basis. In connection with any redemption or exchange, we receive a corresponding number of LLC Interests, increasing our total ownership interest in SSE Holdings.
During fiscal 2018, an aggregate of 2,692,660 LLC Interests were redeemed by the non-controlling interest holders. Pursuant to the SSE Holdings LLC Agreement, we issued 2,692,660 shares of Class A common stock in connection with these redemptions and received 2,692,660 LLC Interests, increasing our ownership interest in SSE Holdings. Simultaneously, and in connection with these redemptions, 2,692,660 shares of Class B common stock were surrendered and cancelled.
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
Stock Compensation Plan Activity
We received an aggregate of 300,696 and 372,508 LLC Interests in connection with the activity under our stock compensation plan during fiscal 2018 and 2017, respectively.
Dividend Restrictions
We are a holding company with no direct operations. As a result, our ability to pay cash dividends on our common stock, if any, is dependent upon cash dividends, distributions or other transfers from SSE Holdings. The amounts available to us to pay cash dividends are subject to certain covenants and restrictions set forth in the Revolving Credit Facility. As of December 26, 2018, essentially all of the net assets of SSE Holdings were restricted. See Note 9 for more information regarding the covenants and restrictions set forth in the Revolving Credit Facility.
NOTE 13: NON-CONTROLLING INTERESTS

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

Shake Shack Inc. Form 10-K | 101

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
The following table summarizes the ownership interest in SSE Holdings as of December 26, 2018 and December 27, 2017:

	2018		2017
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Shake Shack Inc.	29,520,833	79.6%	26,527,477	72.1%
Number of LLC Interests held by non-controlling interest holders	7,557,347	20.4%	10,250,007	27.9%
Total LLC Interests outstanding	37,078,180	100.0%	36,777,484	100.0%
The weighted average ownership percentages for the applicable reporting periods are used to attribute net income and other comprehensive loss between Shake Shack Inc. and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for fiscal 2018 and 2017 was 23.4% and 29.4%, respectively.
The following table summarizes the effects of changes in ownership in SSE Holdings on our equity during fiscal 2018, 2017 and 2016.

	2018	2017	2016
Net income (loss) attributable to Shake Shack Inc.	$15,179	$(320)	$12,446
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities	10	(34)	(10)
Transfers (to) from non-controlling interests:
Increase in additional paid-in capital as a result of the redemption of LLC Interests	15,202	4,415	16,986
Increase in additional paid-in capital as a result of activity under the stock compensation plan and the related income tax effect	2,509	4,451	825
Total effect of changes in ownership interest on equity attributable to Shake Shack Inc.	$32,900	$8,512	$30,247
During fiscal 2018, an aggregate of 2,692,660 LLC Interests were redeemed by the non-controlling interest holders for newly-issued shares of Class A common stock, and we received 2,692,660 LLC Interests, increasing our total ownership interest in SSE Holdings to 79.6%. During 2017, an aggregate of 1,003,585 LLC Interests were redeemed by the non-controlling interest holders, and we received 1,003,585 LLC Interests, increasing our total ownership interest in SSE Holdings to 72.1%.
We received an aggregate of 300,696 and 372,508 LLC Interests in connection with the activity under our stock compensation plans during fiscal 2018 and 2017, respectively.
NOTE 14: EQUITY-BASED COMPENSATION

A summary of equity-based compensation expense recognized during fiscal 2018, 2017 and 2016 is as follows:

102 | Shake Shack Inc. Form 10-K

	2018	2017	2016
Stock options	3,039	3,474	4,262
Performance stock units	2,449	1,869	1,092
Restricted stock units	655	280	—
Equity-based compensation expense	$6,143	$5,623	$5,354

Total income tax benefit recognized related to equity-based compensation	$172	$198	$168
Equity-based compensation expense is allocated to general and administrative expenses and labor and related expenses on the Consolidated Statements of Income (Loss) during fiscal 2018, 2017 and 2016 as follows:

	2018	2017	2016
General and administrative expenses	5,991	5,463	5,260
Labor and related expenses	152	160	94
Equity-based compensation expense	6,143	5,623	5,354
We capitalized $107, $109 and $139 of equity-based compensation expense associated with the construction cost of our Shacks and our enterprise-wide system upgrade initiative, Project Concrete, during fiscal 2018, 2017 and 2016, respectively.
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
The fair value of stock option awards was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

	2018	2017	2016
Expected term (years)(1)	7.5	7.5	5.5
Expected volatility(2)	42.5%	44.5%	50.7%
Risk-free interest rate(3)	2.8%	2.1%	1.5%
Dividend yield(4)	—%	—%	—%

(1)	Expected term represents the estimated period of time until an award is exercised and was determined using the simplified method.

(2)	Expected volatility is based on the historical volatility of a selected peer group over a period equivalent to the expected term.

(3)	The risk-free rate rate is an interpolation of yields on U.S. Treasury securities with maturities equivalent to the expected term.

(4)	We have assumed a dividend yield of zero as we have no plans to declare dividends in the foreseeable future.

Shake Shack Inc. Form 10-K | 103

A summary of stock option activity for fiscal years 2018, 2017 and 2016 is as follows:

	Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding as of December 30, 2015	2,574,981	$21.00
Granted	16,931	34.74
Exercised	(160,230)	21.00
Forfeited	(66,960)	(21.00)
Expired	—	—
Outstanding as of December 28, 2016	2,364,722	$21.10
Granted	5,150	38.91
Exercised	(359,011)	21.13
Forfeited	(291,520)	(21.00)
Expired	—	—
Outstanding as of December 27, 2017	1,719,341	$21.16
Granted	5,036	39.91
Exercised	(260,515)	21.00
Forfeited	(102,879)	(21.27)
Expired	—	—
Outstanding as of December 26, 2018	1,360,983	$21.25	$29,881	6.1
Options vested and exercisable as of December 26, 2018	674,247	$21.26	$14,798	6.1
Options expected to vest as of December 26, 2018	686,736	$21.25	$15,083	6.1
As of December 26, 2018, total unrecognized compensation expense related to unvested stock options was $3,335, which is expected to be recognized over a weighted-average period of 1.2 years. The total intrinsic value of stock options exercised during fiscal 2018, 2017 and 2016 was $5,786, $8,333 and $2,536, respectively. Cash received from stock option exercises was $5,472 for fiscal 2018.

104 | Shake Shack Inc. Form 10-K

A summary of unvested stock option activity for fiscal years 2018, 2017 and 2016 is as follows:

	Stock Options	Weighted Average Grant-Date Fair Value
Unvested as of December 30, 2015	2,574,981	$8.53
Vested	(562,296)	8.32
Granted	16,931	16.32
Forfeited	(65,365)	8.59
Unvested as of December 28, 2016	1,964,251	$8.66
Vested	(503,686)	8.85
Granted	5,150	19.42
Forfeited	(289,620)	8.59
Unvested as of December 27, 2017	1,176,095	$8.64
Vested	(404,120)	8.62
Granted	5,036	19.86
Forfeited	(90,275)	8.59
Unvested as of December 26, 2018	686,736	$8.74
The total fair value of stock options vested during fiscal 2018, 2017 and 2016 was $3,483, $4,458 and $4,678, respectively.
The following table summarizes information about stock options outstanding and exercisable as December 26, 2018:

	Options Outstanding			Options Exercisable
	Number Outstanding at December 26, 2018	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 26, 2018	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Exercise Price
$21.00	1,339,274	6.1	$21.00	661,694	6.1	$21.00
$34.62	10,415	7.4	$34.62	10,415	7.4	$34.62
$36.41	1,108	7.9	$36.41	1,108	7.9	$36.41
$38.91	5,150	8.5	$38.91	1,030	8.5	$38.91
$39.91	5,036	9.2	$39.91	—	—	$—
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
For performance stock units granted during fiscal 2018, the amount of awards that can be earned ranges from 0% to 125% of the number of performance stock units granted, based on the achievement of approved financial goals over a one-year performance period. In addition to the performance conditions, performance stock units are also subject to a requisite service period and the awards vest ratably over three years. The fair value of performance stock units is determined based on the closing market price of our Class A common stock on the date of grant. Compensation expense related to the performance stock units is recognized using a graded-vesting attribution method over the vesting period based on the most probable outcome of the performance conditions.

Shake Shack Inc. Form 10-K | 105

A summary of performance stock unit activity for fiscal years 2018, 2017 and 2016 is as follows:

	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding as of December 30, 2015	—	$—
Granted	63,600	38.41
Performance achievement(1)	—	—
Vested	—	—
Forfeited	(2,000)	38.43
Expired	—	—
Outstanding as of December 28, 2016	61,600	$38.41
Granted	87,596	37.90
Performance achievement(1)	9,545	38.40
Vested	(22,703)	38.40
Forfeited	(11,196)	38.28
Expired	—	—
Outstanding as of December 27, 2017	124,842	$38.06
Granted	60,437	58.46
Performance achievement(1)	(12,139)	37.89
Vested	(43,861)	38.13
Forfeited	(10,737)	41.28
Expired	—	—
Outstanding as of December 26, 2018	118,542	$48.16

(1)	Represents the incremental awards earned and/or awards forfeited based on the achievement of performance conditions.

As of December 26, 2018, there were 118,542 performance stock units outstanding, of which none were vested. As of December 26, 2018, total unrecognized compensation expense related to unvested performance stock units was $2,954, which is expected to be recognized over a weighted-average period of 2.2 years.
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

106 | Shake Shack Inc. Form 10-K

A summary of restricted stock unit activity for fiscal years 2018 and 2017 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding as of December 28, 2016	—	$—
Granted	44,476	38.98
Vested	—	—
Forfeited	—	—
Expired	—	—
Outstanding as of December 27, 2017	44,476	$38.98
Granted	18,882	49.12
Vested	(13,635)	39.13
Forfeited	—	—
Expired	—	—
Outstanding as of December 26, 2018	49,723	$42.79
As of December 26, 2018, there were 49,723 restricted stock units outstanding, of which none were vested. No restricted stock units were granted in fiscal 2016. As of December 26, 2018, total unrecognized compensation expense related to unvested restricted stock units was $1,726, which is expected to be recognized over a weighted-average period of 3.5 years.
NOTE 15: INCOME TAXES

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
Income Tax Expense
The components of income before income taxes are follows:

	2018	2017	2016
Domestic	$21,595	$152,204	$20,623
Foreign	9,215	8,089	7,873
Income before income taxes	$30,810	$160,293	$28,496

Shake Shack Inc. Form 10-K | 107

The components of income tax expense are as follows:

	2018	2017	2016
Current income taxes:
Federal	$5,281	$518	$3,767
State and local	858	3,615	2,439
Foreign	1,935	942	667
Total current income taxes	8,074	5,075	6,873
Deferred income taxes:
Federal	(210)	145,139	(48)
State and local	998	1,195	(475)
Total deferred income taxes	788	146,334	(523)
Income tax expense	$8,862	$151,409	$6,350
Reconciliations of income tax expense computed at the U.S. federal statutory income tax rate to the recognized income tax expense and the U.S. statutory income tax rate to our effective tax rates are as follows:

	2018		2017		2016
Expected U.S. federal income taxes at statutory rate	$6,470	21.0%	$56,103	35.0%	$9,689	34.0%
State and local income taxes, net of federal benefit	797	2.6%	2,590	1.6%	1,461	5.1%
Foreign withholding taxes	1,935	6.3%	942	0.6%	667	2.3%
Tax credits	(2,151)	(7.0)%	(1,230)	(0.8)%	(779)	(2.7)%
Non-controlling interest	(1,908)	(6.2)%	(3,273)	(2.0)%	(3,765)	(13.2)%
Remeasurement of deferred tax assets in connection with the enactment of the TCJA	—	—%	138,636	86.5%	—	—%
Remeasurement of deferred tax assets in connection with other tax rate changes	3,794	12.3%	1,657	1.0%	(1,353)	(4.7)%
Remeasurement of liabilities under tax receivable agreement in connection with the enactment of the TCJA	—	—%	(44,051)	(27.4)%	—	—%
Other	(75)	(0.2)%	35	—%	430	1.5%
Income tax expense	$8,862	28.8%	$151,409	94.5%	$6,350	22.3%

Our effective income tax rates for fiscal 2018, 2017 and 2016 were 28.8%, 94.5% and 22.3%, respectively. The decrease in our effective income tax rate from fiscal 2017 to fiscal 2018 and the increase from fiscal 2016 to fiscal 2017 were primarily due to the remeasurement of deferred tax assets resulting from the enactment of the Tax Cuts and Jobs Act of 2017 (the "TCJA") in fiscal 2017. In December 2017, the TCJA was enacted into law and provided for significant changes to the U.S. Internal Revenue Code of 1986, as amended, including the reduction of the U.S. federal corporate income tax rate from 35% to 21%, among other provisions. We calculated our best estimate of the impact of the TCJA based on current interpretations and understanding of the TCJA and recognized an additional $138,636 of income tax expense in fiscal 2017, in accordance with Staff Accounting Bulletin No. 118 ("SAB 118"), relating to the remeasurement of our deferred tax assets. During fiscal 2018 the Company finalized its calculations related to the impacts of the TCJA with no adjustment to the Company’s previously recorded provisional tax expense.

108 | Shake Shack Inc. Form 10-K

Deferred Tax Assets and Liabilities
The components of deferred tax assets and liabilities are as follows:

	December 26 2018	December 27 2017
Deferred tax assets:
Investment in partnership	$168,451	$137,449
Tax Receivable Agreement	57,203	43,464
Deferred rent	1,109	571
Deferred revenue	184	59
Stock-based compensation	375	322
Net operating loss carryforwards	18,046	12,332
Tax credits	5,194	2,328
Other assets	331	176
Total gross deferred tax assets	250,893	196,701
Valuation allowance	(6,925)	(10,114)
Total deferred tax assets, net of valuation allowance	243,968	186,587
Deferred tax liabilities:
Property and equipment	(1,435)	(673)
Total gross deferred tax liabilities	(1,435)	(673)
Net deferred tax assets	$242,533	$185,914
As of December 26, 2018, our federal and state net operating loss carryforwards for income tax purposes were $68,658 and $60,546. If not utilized, $16,791 of our federal net operating losses can be carried forward indefinitely, and the remainder will begin to expire in 2035. If not utilized $4,586 of our state net operating loss carryforwards can be carried forward indefinitely, and the remainder will begin to expire in 2027.
As described in Note 12, we acquired an aggregate of 2,993,356 LLC Interests during fiscal 2018 through redemptions of LLC Interests and activity under stock-based compensation plans. We recognized a deferred tax asset in the amount of $38,843 associated with the basis difference in our investment in SSE Holdings upon acquiring these LLC Interests. As of December 26, 2018, the total deferred tax asset related to the basis difference in our investment in SSE Holdings was $168,451. These were partially offset by reductions in basis due to the utilization of $12,383 of amortization. However, a portion of the total basis difference will only reverse upon the eventual sale of our interest in SSE Holdings, which we expect would result in a capital loss. As of December 26, 2018, we established a valuation allowance in the amount of $6,192 against the deferred tax asset to which this portion relates.
During fiscal 2018, we also recognized $12,495 of deferred tax assets related to additional tax basis increases generated from expected future payments under the Tax Receivable Agreement and related deductions for imputed interest on such payments. See "—Tax Receivable Agreement" for more information.
We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of December 26, 2018, we concluded, based on the weight of all available positive and negative evidence, that all of our deferred tax assets (except for those deferred tax assets described above relating to basis differences that are expected to result in a capital loss upon the eventual sale of our interest in SSE Holdings) are more likely than not to be realized, except for certain credits we no longer expect to utilize before expiration. As such, a valuation allowance in the amount of $733 was recognized. The net change in valuation allowance for fiscal 2018 was a decrease of $3,189.

Shake Shack Inc. Form 10-K | 109

Uncertain Tax Positions
There were no reserves for uncertain tax positions as of December 26, 2018 and December 27, 2017. Shake Shack Inc. was formed in September 2014 and did not engage in any operations prior to the IPO and Organizational Transactions. Shake Shack Inc. first filed tax returns for tax year 2014, which is the first tax year subject to examination by taxing authorities for U.S. federal and state income tax purposes. Additionally, although SSE Holdings is treated as a partnership for U.S. federal and state income taxes purposes, it is still required to file an annual U.S. Return of Partnership Income, which is subject to examination by the Internal Revenue Service ("IRS"). The statute of limitations has expired for tax years through 2014 for SSE Holdings.
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
During fiscal 2018, we acquired an aggregate of 2,692,660 LLC Interests in connection with the redemption of LLC Interests, which resulted in an increase in the tax basis of our investment in SSE Holdings subject to the provisions of the Tax Receivable Agreement. We recognized an additional liability in the amount of $44,338 for the TRA Payments due to the redeeming members, representing 85% of the aggregate tax benefits we expect to realize from the tax basis increases related to the redemption of LLC Interests, after concluding it was probable that such TRA Payments would be paid based on our estimates of future taxable income. No payments were made to members of SSE Holdings pursuant to the Tax Receivable Agreement during fiscal 2018. As of December 26, 2018, the total amount of TRA Payments due under the Tax Receivable Agreement was $203,725, of which $5,804 was included in other current liabilities on the Consolidated Balance Sheet. See Note 18 for more information relating to our liabilities under the Tax Receivable Agreement.
NOTE 16: EARNINGS PER SHARE

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

110 | Shake Shack Inc. Form 10-K

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock for fiscal 2018, 2017 and 2016.

	2018	2017	2016
Numerator:
Net income	$21,948	$8,884	$22,146
Less: net income attributable to non-controlling interests	6,769	9,204	9,700
Net income (loss) attributable to Shake Shack Inc.	$15,179	$(320)	$12,446
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	28,299	25,876	22,956
Effect of dilutive securities:
Stock options	798	—	491
Performance stock units	63	—	2
Restricted stock units	19	—	—
Weighted-average shares of Class A common stock outstanding—diluted	29,179	25,876	23,449

Earnings (loss) per share of Class A common stock—basic	$0.54	$(0.01)	$0.54
Earnings (loss) per share of Class A common stock—diluted	$0.52	$(0.01)	$0.53
Shares of our Class B common stock do not share in the earnings or losses of Shake Shack and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.
The following table presents potentially dilutive securities excluded from the computations of diluted earnings per share of Class A common stock for fiscal 2018, 2017 and 2016.

	2018		2017		2016
Stock options	—		1,719,341	(2)	125	(1)
Performance stock units	21,560	(3)	124,842	(2)	26,860	(3)
Restricted stock units	—		44,476	(2)	—
Shares of Class B common stock	7,557,347	(4)	10,250,007	(4)	11,253,592	(4)

(1)
Weighted-average number of securities excluded from the computation of diluted earnings per share of Class A common stock because the exercise price of the stock options exceeded the average market price of our Class A common stock during the period ("out-of-the-money").

(2)
Represents number of instruments outstanding at the end of the period that were excluded from the computation of diluted earnings per share of Class A common stock because the effect would have been anti-dilutive.

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

Shake Shack Inc. Form 10-K | 111

NOTE 17: SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information for fiscal 2018, 2017 and 2016:

	2018	2017	2016
Cash paid for:
Income taxes, net of refunds	$3,272	$2,261	$1,823
Interest, net of amounts capitalized	2,261	1,106	54
Non-cash investing activities:
Accrued purchases of property and equipment	17,443	7,526	6,150
Capitalized landlord assets for leases where we are deemed the accounting owner	5,443	10,125	1,985
Capitalized equity-based compensation	107	109	139
Non-cash financing activities:
Class A common stock issued in connection with the redemption of LLC Interests	2	1	5
Cancellation of Class B common stock in connection with the redemption of LLC Interests	(2)	(1)	(5)
Establishment of liabilities under tax receivable agreement	44,338	18,973	100,063
Accrued distributions payable to non-controlling interest holders	—	—	607
NOTE 18: COMMITMENTS AND CONTINGENCIES

Lease Commitments
We are obligated under various operating leases for Shacks and our Home Office space, expiring in various years through 2035. Under certain of these leases, we are liable for contingent rent based on a percentage of sales in excess of specified thresholds and are responsible for our proportionate share of real estate taxes, common area maintenance charges and utilities. See Note 10, Leases.
As security under the terms of one of our leases, we are obligated under a letter of credit totaling $130 as of December 26, 2018, which expires on February 28, 2026. In addition, we entered into two irrevocable standby letters of credit: (i) in December 2013, we entered into a letter of credit in conjunction with our previous Home Office lease in the amount of $80, which expires in September 2019 and (ii) in September 2017, we entered into a letter of credit in conjunction with our new Home Office lease in the amount of $603, which expires in August 2019 and renews automatically for one-year periods through January 31, 2034.
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
Legal Contingencies
In February 2018, a claim was filed against Shake Shack in California state court alleging certain violations of the California Labor Code.  At a mediation between the parties, we agreed to settle the matter with the plaintiff and all other California employees who

112 | Shake Shack Inc. Form 10-K

elect to participate in the settlement for $1,200. As of December 26, 2018, an accrual in the amount of $1,200 was recorded for this matter and related expenses.
We are subject to various legal proceedings, claims and liabilities, such as employment-related claims and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance. As of December 26, 2018, the amount of the ultimate liability with respect to these matters was not material.
Liabilities under Tax Receivable Agreement
As described in Note 15, we are a party to the Tax Receivable Agreement under which we are contractually committed to pay the non-controlling interest holders 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of certain transactions. We are not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated the transaction that gave rise to the payment are realized. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. As of December 26, 2018, we recognized $203,725 of liabilities relating to our obligations under the Tax Receivable Agreement, after concluding that it was probable that we would have sufficient future taxable income to utilize the related tax benefits. There were no transactions subject to the Tax Receivable Agreement for which we did not recognize the related liability, as we concluded that we would have sufficient future taxable income to utilize all of the related tax benefits generated by all transactions that occurred in fiscal 2018.
NOTE 19: RELATED PARTY TRANSACTIONS

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
Amounts paid to USHG for general corporate expenses were $2, $7 and $10 for fiscal 2018, 2017 and 2016, respectively, and are included in general and administrative expenses on the Consolidated Statements of Income (Loss). No amounts were payable to USHG as of December 26, 2018 and December 27, 2017. No amounts were due from USHG as of December 26, 2018 and December 27, 2017.
Hudson Yards Sports and Entertainment
In fiscal 2011, we entered into a Master License Agreement (as amended, an "MLA") with Hudson Yards Sports and Entertainment LLC ("HYSE") to operate Shake Shack branded limited menu concession stands in sports and entertainment venues within the United States. The agreement expires on December 31, 2027 and includes five consecutive five-year renewal options at HYSE's option. As consideration for these rights, HYSE pays us a license fee based on a percentage of net food sales, as defined in the MLA. HYSE also pays us a percentage of profits on sales of branded beverages, as defined in the MLA. Amounts paid to us by HYSE for fiscal 2018, 2017 and 2016 were $420, $452 and $309, respectively, and are included in licensing revenue on the Consolidated Statements of Income (Loss). Total amounts due from HYSE as of December 26, 2018 and December 27, 2017 were $37 and $18, respectively, which are included in other current assets on the Consolidated Balance Sheets.

Shake Shack Inc. Form 10-K | 113

Madison Square Park Conservancy
The Chairman of our Board of Directors serves as a director of the Madison Square Park Conservancy ("MSP Conservancy"), with which we have a license agreement and pay license fees to operate our Madison Square Park Shack. Amounts paid to Madison Square Park Conservancy as rent amounted to $877, $907 and $1,062 for fiscal 2018, 2017 and 2016, respectively. These amounts are included in occupancy and related expenses on the Consolidated Statements of Income (Loss). Total amounts due to MSP Conservancy were $70 as of December 26, 2018, which is included in accrued expenses on the Consolidated Balance Sheets. No amounts were due to MSP Conservancy as of December 27, 2017.
Additionally, we received tenant improvement allowances from MSP Conservancy related to a reconstruction project which ended in 2015. Amounts paid to us from MSP Conservancy for fiscal 2017 were $200. No amounts were paid to us by MSP Conservancy in fiscal 2018 and 2016. No amounts were due to us from MSP Conservancy as of December 26, 2018 and December 27, 2017.
Share Our Strength
The Chairman of our Board of Directors serves as a director of Share Our Strength, for which Shake Shack holds the "Great American Shake Sale" every year during the month of May to raise money and awareness for childhood hunger. During the Great American Shake Sale, we encourage guests to donate money to Share Our Strength's No Kid Hungry campaign in exchange for a coupon for a free shake. All of the guest donations we collect go directly to Share Our Strength. We raised a total of $343, $633 and $587, in fiscal 2018, 2017 and 2016, respectively, and the proceeds were remitted to Share Our Strength in the respective years. We incurred costs of approximately $53, $148 and $117 for fiscal 2018, 2017 and 2016, respectively, representing the cost of the free shakes redeemed. These costs are included in general and administrative expenses and other operating expenses on the Consolidated Statements of Income (Loss). Additionally, we held a promotional event in August 2016 in which we donated a total of $20 to the Share Our Strength's No Kid Hungry campaign, which is included in general and administrative expenses on the Consolidated Statements of Income (Loss).
Mobo Systems, Inc.
The Chairman of our Board of Directors serves as a director of Mobo Systems, Inc. (also known as "Olo"), a platform we use in connection with our kiosks and web and mobile ordering applications. Amounts paid to Olo for fiscal 2018 and 2017 were $111 and $80, respectively, which are included in other operating expenses on the Consolidated Statements of Income (Loss). No amounts were paid to Olo for fiscal 2016. No amounts were payable to Olo as of December 26, 2018 and December 27, 2017.
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

114 | Shake Shack Inc. Form 10-K

Tax Receivable Agreement
In connection with our IPO, we entered into a Tax Receivable Agreement with certain non-controlling interest holders that provides for the payment by us to the non-controlling holders of 85% of the amount of any tax benefits that Shake Shack actually realizes or in some cases is deemed to realize as a result of (i) increases in the tax basis of the net assets of SSE Holdings resulting from any redemptions or exchanges of LLC Interests and (ii) certain other tax benefits related to our making payments under the Tax Receivable Agreement. See Note 15 for further information. In fiscal 2017, payments of $4,910, inclusive of interest, were made to the non-controlling interest holders. There were no amounts paid under the Tax Receivable Agreement to the non-controlling interest holders during fiscal 2018 and 2016. As of December 26, 2018 and December 27, 2017, total amounts due under the Tax Receivable Agreement were $203,725 and $159,373, respectively.
Distributions to Members of SSE Holdings
Under the terms of the SSE Holdings LLC Agreement, SSE Holdings is obligated to make tax distributions to its members. During fiscal 2018, 2017 and 2016, tax distributions of $751, $2,379 and $1,745, respectively, were paid to non-controlling interest holders. No tax distributions were payable to non-controlling interest holders as of December 26, 2018 and December 27, 2017.
NOTE 20: GEOGRAPHIC INFORMATION

Revenue by geographic area for fiscal 2018, 2017 and 2016 is as follows:

	2018	2017	2016
United States	$447,575	$348,575	$260,602
Other countries	11,735	10,235	7,873
Total revenue	$459,310	$358,810	$268,475
Revenues are shown based on the geographic location of our customers and licensees. All of our assets are located in the United States.
NOTE 21: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth certain unaudited financial information for each quarter of fiscal 2018 and 2017. The unaudited quarterly information includes all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for the fair presentation of the information presented. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

	2018
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenue	$99,116	$116,282	$119,647	$124,265
Operating income	6,514	13,018	9,343	2,836
Net income (loss)	4,979	10,571	6,946	(548)
Net income (loss) attributable to Shake Shack Inc.	3,508	7,604	5,025	(958)
Earnings (loss) per share(1):
Basic	$0.13	$0.27	$0.17	$(0.03)
Diluted	$0.13	$0.26	$0.17	$(0.03)

Shake Shack Inc. Form 10-K | 115

	2017
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenue	$76,749	$91,316	$94,609	$96,136
Operating income	5,628	11,737	10,610	5,838
Net income (loss)	3,682	8,184	7,870	(11,032)
Net income (loss) attributable to Shake Shack Inc.	2,267	4,879	4,997	(12,463)
Earnings (loss) per share(1):
Basic	$0.09	$0.19	$0.19	$(0.47)
Diluted	$0.09	$0.19	$0.19	$(0.47)

(1)
Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted earnings per share amounts may not equal annual basic and diluted earnings per share amounts.

116 | Shake Shack Inc. Form 10-K

Schedule I: Condensed Financial Information of Registrant

SHAKE SHACK INC.
CONDENSED BALANCE SHEETS
(PARENT COMPANY ONLY)
(in thousands, except share and per share amounts)

	December 26 2018	December 27 2017
ASSETS
Current assets:
Cash	$5,686	$4,988
Prepaid expenses	135	100
Total current assets	5,821	5,088
Deferred income taxes, net	242,353	185,750
Investment in subsidiaries	185,331	142,314
TOTAL ASSETS	$433,505	$333,152
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses	171	70
Due to SSE Holdings	3,534	4,217
Current portion of liabilities under tax receivable agreement	5,804	937
Total current liabilities	9,509	5,224
Liabilities under tax receivable agreement, net of current portion	197,921	158,436
Total liabilities	207,430	163,660
Commitments and contingencies
Stockholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of December 26, 2018 and December 27, 2017, respectively.	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 29,520,833 and 26,527,477 shares issued and outstanding as of December 26, 2018 and December 27, 2017, respectively.	30	27
Class B common stock, $0.001 par value—35,000,000 shares authorized; 7,557,347 and 10,250,007 shares issued and outstanding as of December 26, 2018 and December 27, 2017, respectively.	8	10
Additional paid-in capital	195,633	153,105
Retained earnings	30,404	16,399
Accumulated other comprehensive loss	—	(49)
Total stockholders' equity	226,075	169,492
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$433,505	$333,152
See accompanying Notes to Condensed Financial Statements.

Shake Shack Inc. Form 10-K | 117

Schedule I: Condensed Financial Information of Registrant (continued)

SHAKE SHACK INC.
CONDENSED STATEMENTS OF INCOME (LOSS)
(PARENT COMPANY ONLY)
(in thousands)

	Fiscal Year Ended
	December 26 2018	December 27 2017	December 28 2016
Intercompany revenue	$2,055	$1,466	$1,603
TOTAL REVENUE	2,055	1,466	1,603
General and administrative expenses	1,933	1,692	1,603
TOTAL EXPENSES	1,933	1,692	1,603
OPERATING INCOME (LOSS)	122	(226)	—
Equity in net income of subsidiaries	21,537	22,090	16,982
Other income	78	127,221	688
Interest expense	(14)	(50)	(16)
INCOME BEFORE INCOME TAXES	21,723	149,035	17,654
Income tax expense	6,544	149,355	5,208
NET INCOME (LOSS)	$15,179	$(320)	$12,446
See accompanying Notes to Condensed Financial Statements.

118 | Shake Shack Inc. Form 10-K

Schedule I: Condensed Financial Information of Registrant (continued)

SHAKE SHACK INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(PARENT COMPANY ONLY)
(in thousands)

	Fiscal Year Ended
	December 26 2018	December 27 2017	December 28 2016
Net income (loss)	$15,179	$(320)	$12,446
Other comprehensive income (loss), net of tax:
Available-for-sale securities(1):
Change in net unrealized holding losses	(3)	(67)	(22)
Less: reclassification adjustments for net realized losses included in net income	13	33	12
Net change	10	(34)	(10)
OTHER COMPREHENSIVE INCOME (LOSS)	10	(34)	(10)
COMPREHENSIVE INCOME (LOSS)	$15,189	$(354)	$12,436
(1) Net of tax benefit of $0 for fiscal years ended December 26, 2018, December 27, 2017 and December 28, 2016.
See accompanying Notes to Condensed Financial Statements.

Shake Shack Inc. Form 10-K | 119

Schedule I: Condensed Financial Information of Registrant (continued)

SHAKE SHACK INC.
CONDENSED STATEMENTS OF CASH FLOWS
(PARENT COMPANY ONLY)
(in thousands)

	Fiscal Year Ended
	December 26 2018	December 27 2017	December 28 2016
OPERATING ACTIVITIES
Net income (loss)	$15,179	$(320)	$12,446
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in net income of subsidiaries	(21,537)	(22,090)	(16,982)
Equity-based compensation	252	234	189
Non-cash reimbursement revenue treated as investment	—	—	(189)
Deferred income taxes	777	146,095	(462)
Other non-cash income	(78)	(127,221)	(688)
Changes in operating assets and liabilities:
Accounts receivable	—	2	(2)
Prepaid expenses and other current assets	—	5	(1)
Due to/from SSE Holdings	(7,103)	(5,339)	214
Accrued expenses	5,669	21	(11)
Other current liabilities	14	(17)	17
Income taxes payable	—	2,990	5,023
NET CASH USED IN OPERATING ACTIVITIES	(6,827)	(5,640)	(446)
INVESTING ACTIVITIES
Purchases of LLC Interests from SSE Holdings	(11,142)	(5,522)	(4,559)
Return of investment in SSE Holdings	2,053	4,101	2,694
NET CASH USED IN INVESTING ACTIVITIES	(9,089)	(1,421)	(1,865)
FINANCING ACTIVITIES
Proceeds from issuance of Class A common stock to SSE Holdings upon settlement of equity awards	11,142	5,522	2,489
Proceeds from stock option exercises	5,472	7,586	3,185
Payments under tax receivable agreement	—	(4,844)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	16,614	8,264	5,674
INCREASE IN CASH	698	1,203	3,363
CASH AT BEGINNING OF PERIOD	4,988	3,785	422
CASH AT END OF PERIOD	$5,686	$4,988	$3,785

See accompanying Notes to Condensed Financial Statements.

120 | Shake Shack Inc. Form 10-K

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
The Parent Company's cash inflows are primarily from cash dividends or distributions and other transfers from SSE Holdings. The amounts available to the Parent Company to fulfill cash commitments and pay cash dividends on its common stock are subject to certain restrictions in SSE Holdings' revolving credit agreement. See Note 9 to the consolidated financial statements.
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
Certain intercompany balances presented in these condensed parent company financial statements are eliminated in the consolidated financial statements. As of December 26, 2018, $3,534 of intercompany payables were eliminated in consolidation and $4,217 of intercompany payables were eliminated in consolidation as of December 27, 2017. For fiscal 2018, $2,055 and $21,537 of intercompany revenue and equity in net income of subsidiaries, respectively, was eliminated in consolidation. For fiscal 2017, $1,466 and $22,090 of intercompany revenue and equity in net income of subsidiaries, respectively, was eliminated in consolidation. Related party amounts that were not eliminated in the consolidated financial statements include the Parent Company's liabilities under the tax receivable agreement, which totaled $203,725 and $159,373 as of December 26, 2018 and December 27, 2017, respectively.
NOTE 3: COMMITMENTS AND CONTINGENCIES
On February 4, 2015, the Parent Company entered into a tax receivable agreement with the non-controlling interest holders that provides for payments to the non-controlling interest holders of 85% of the amount of any tax benefits that the Parent Company actually realizes, or in some cases is deemed to realize, as a result of certain transactions. See Note 15 to the consolidated financial statements for more information regarding the Parent Company's tax receivable agreement. As described in Note 18 to the consolidated financial statements, amounts payable under the tax receivable agreement are contingent upon, among other things, (i) generation of future taxable income of Shake Shack Inc. over the term of the tax receivable agreement and (ii) future changes in tax laws.
As of December 26, 2018 and December 27, 2017, liabilities under the tax receivable agreement totaled $203,725 and $159,373, respectively.

Shake Shack Inc. Form 10-K | 121

NOTE 4: SUPPLEMENTAL CASH FLOW INFORMATION
The following table sets forth supplemental cash flow information for fiscal 2018, 2017 and 2016:

	2018	2017	2016
Cash paid for:
Income taxes	$185	$253	$576
Interest	—	2	—
Non-cash investing activities:
Accrued contribution related to stock option exercises	5,472	7,586	1,116
Class A common stock issued in connection with the acquisition of LLC Interests upon redemption by the non-controlling interest holders	15,202	4,415	18,944
Non-cash contribution made in connection with equity awards granted to employees of SSE Holdings	5,999	5,497	5,304
Non-cash financing activities:
Cancellation of Class B common stock in connection with the Organizational Transactions
Cancellation of Class B common stock in connection with the redemption of LLC Interests	(2)	(1)	(5)
Establishment of liabilities under tax receivable agreement	44,338	18,973	100,063

122 | Shake Shack Inc. Form 10-K

Schedule II: Valuation and Qualifying Accounts

	Balance at beginning of period	Additions			Reductions		Balance at end of period
(in thousands)		Charged to costs and expenses	Charged to other accounts
Deferred tax asset valuation allowance:
Fiscal year ended December 31, 2014	$—	$—	$—		$—		$—
Fiscal year ended December 30, 2015	$—	$—	$39,700	(1)	$(16,545)		$23,155
Fiscal year ended December 28, 2016	$23,155	$90	$1,965	(1)	$(9,642)		$15,568
Fiscal year ended December 27, 2017	$15,568	$—	$3,455	(1)	$(8,909)	(2)	$10,114
Fiscal year ended December 26, 2018	$10,114	$782	$—		$(3,971)		$6,925

(1)	Amount relates to a valuation allowance established on deferred tax assets related to our investment in SSE Holdings.

(2)	Amount includes a $4,780 remeasurement adjustment related to the enactment of the TCJA, which was recognized through earnings.

Shake Shack Inc. Form 10-K | 123

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
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

For Management's Report on Internal Control over Financial Reporting, see Item 8, Financial Statements and Supplementary Data.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 26, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Not applicable.

124 | Shake Shack Inc. Form 10-K

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item with respect to our directors is incorporated by reference to the sections entitled “Nominees for Election as Class I Directors” and "Continuing Directors" in our Proxy Statement to be filed in connection with our 2019 Annual Meeting of Shareholders (the “Proxy Statement”). The information required by this item with respect to our Code of Business Conduct and Audit Committee (including our “audit committee financial expert”) is incorporated by reference to the sections entitled “Code of Ethics” and “Audit Committee Report.”
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

Shake Shack Inc. Form 10-K | 125

Part IV
Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedules

Page
Schedule I: Condensed Financial Information of Registrant	117
Schedule II: Valuation and Qualifying Accounts	123
All other financial statement schedules are omitted since they are not required or are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

(1)	Exhibits
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.
Item 16. Form 10-K Summary
None.

126 | Shake Shack Inc. Form 10-K

EXHIBIT INDEX

Exhibit Number			Incorporated by Reference			Filed Herewith
		Exhibit Description	Form	Exhibit	Filing Date
3.1		Amended and Restated Certificate of Incorporation of Shake Shack Inc., effective February 4, 2015	8-K	3.1	2/10/2015
3.2		Amended and Restated Bylaws of Shack Shake Inc., dated February 4, 2015	8-K	3.2	2/10/2015
4.1		Form of Class A Common Stock Certificate	S-1/A	4.1	1/28/2015
10.1		Third Amended and Restated Limited Liability Company Agreement of SSE Holdings, LLC, dated February 4, 2015 by and among SSE Holdings, LLC and its Members	8-K	10.3	2/10/2015
10.1.1		Amendment No. 1 to Third Amended and Restated Limited Liability Company Agreement of SSE Holding, LLC, dated March 7, 2016, but effective as of February 4, 2015	POSAM	10.1.1	3/10/2016
10.1.2		Amendment No. 2 to Third Amended and Restated Limited Liability Company Agreement of SSE Holding, LLC, dated February 6, 2017	10-K	10.1.2	3/13/2017
10.2		Amended and Restated Management Services Agreement, effective as of January 15, 2015, by and between SSE Holdings, LLC and USHG, LLC	S-1	10.13	12/29/2014
10.3		Tax Receivable Agreement, dated February 4, 2015, by and among Shake Shack Inc., SSE Holdings, LLC and each of the Members from time to time party thereto	8-K	10.1	2/10/2015
10.4		Registration Rights Agreement, dated February 4, 2015, by and among Shake Shack Inc. and each other person identified on the schedule of investors attached thereto	8-K	10.2	2/10/2015
10.4.1		Amendment No. 1 to Registration Rights Agreement, dated and effective as of October 8, 2015, by and among Shake Shack Inc., the Continuing SSE Equity Owners and affiliates of the Former SSE Equity Owners	10-Q	10.2	11/6/2015
10.5		Stockholders Agreement, dated February 4, 2015, by and among Shake Shack Inc., SSE Holdings, LLC, and the persons and entities listed on the schedules attached thereto	8-K	10.4	2/10/2015
10.5.1		Amendment No. 1 to Stockholders Agreement, dated and effective as of October 8, 2015, by and among Shake Shack Inc., SSE Holdings, LLC, the Meyer Stockholders, the LGP Stockholders and the SEG Stockholders	10-Q	10.1	11/6/2015
10.5.2		Amendment No. 2 to Stockholders Agreement, dated and effective as of May 11, 2017, by and among Shake Shack Inc., SSE Holdings, LLC, the Meyer Stockholders, the LGP Stockholders and the SEG Stockholders	10-Q	10.2	8/4/2017
10.5.3
Amendment No. 3 to Stockholders Agreement, dated and effective as of October 16, 2018, by and among Shake Shack Inc., SSE Holdings, LLC, the Meyer Stockholders, the LPG Stockholders and the SEG Stockholders
						*
10.6		Third Amended and Restated Credit Agreement, dated January 28, 2015, among SSE Holdings, LLC, each other loan party signatory thereto and JPMorgan Chase Bank, N.A., as administrative agent	10-K	10.6	3/27/2015
10.6.1
Amendment No. 1 to Third Amended and Restated Credit Agreement, dated May 11, 2016, among SSE Holdings, LLC, each other loan party signatory thereto and JPMorgan Chase Bank, N.A., as administrative agent
						*
10.7		Second Amended and Restated Security Agreement, entered into as of February 18, 2014 by and among SSE Holdings, LLC, each other loan party signatory thereto and JPMorgan Chase Bank, N.A., as administrative agent	S-1/A	10.6	1/20/2015
10.8		Form of Indemnification Agreement entered into between Shake Shack Inc. and each of its directors and officers, effective February 4, 2015	S-1/A	10.21	1/20/2015
10.9	†	Shake Shack Inc. 2015 Incentive Award Plan	S-8	4.4	1/30/2015
10.9.1	†	Amendment No. 1 to the Shake Shack Inc. 2015 Incentive Award Plan, dated April 26, 2016	10-Q	10.1	5/16/2016
10.9.2	†	Form of Employee Option Agreement under the Shake Shack Inc. 2015 Incentive Award Plan, as amended	S-1/A	10.19	1/20/2015

Shake Shack Inc. Form 10-K | 127

Exhibit Number			Incorporated by Reference			Filed Herewith
		Exhibit Description	Form	Exhibit	Filing Date
10.9.3	†	Form of Director Option Agreement under the Shake Shack Inc. 2015 Incentive Award Plan, as amended	S-1/A	10.20	1/20/2015
10.9.4	†	Form of Performance Stock Unit Award Agreement under the Shake Shack Inc., 2015 Incentive Award Plan, as amended	10-Q	10.2	5/16/2016
10.9.5	†	Form of Supplement to Performance Stock Unit Award Agreement under the Shake Shack Inc. 2015 Incentive Award Plan, as amended	10-Q	10.3	5/16/2016
10.9.6	†	Form of Employee Restricted Stock Unit Award Agreement under the Shake Shack Inc. 2015 Incentive Award Plan as amended				*
10.9.7	†	Form of Employee Restricted Stock Unit Award Supplement under the Shake Shack Inc. 2015 Incentive Award Plan as amended				*
10.9.8	†	Form of Director Restricted Stock Unit Award Agreement under the Shake Shack Inc. 2015 Incentive Award Plan as amended				*
10.10	†	2015 Senior Executive Bonus Plan	S-1	10.12	12/29/2014
10.11	†	Amended and Restated Employment Agreement, effective January 5, 2017, by and among Zach Koff, Shake Shack Inc. and SSE Holdings, LLC	8-K	10.1	1/5/2017
10.11.1	†	Employment Agreement, dated April 28, 2017, but effective as of a date to be agreed upon by the parties, no later than July 31, 2017, by and among Tara Comonte, Shake Shack Inc. and SSE Holdings, LLC	8-K	10.1	5/1/2017
10.11.2	†	Amended and Restated Employment Agreement, effective October 25, 2018, by and among Shake Shack Inc., SSE Holdings, LLC and Randy Garutti	8-K	10.1	10/26/2018
10.12	†	Non-Employee Director Compensation Policy	10-K	10.2	2/26/2018
10.12.1	†	Amended & Restated Non-Employee Director Compensation Policy, dated May 19, 2016	10-K	10.19.1	2/26/2018
10.12.2	†	Second Amended & Restated Non-Employee Director Compensation Policy, dated March 17, 2017	10-K	10.19.2	2/26/2018
21		Subsidiaries of Shake Shack Inc.				*
23		Consent of Independent Registered Public Accounting Firm				*
31.1		Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2		Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32		Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				#
101.INS		XBRL Instance Document				*
101.SCH		XBRL Taxonomy Extension Schema Document				*
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB		XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document				*

†	Indicates a management contract or compensatory plan or arrangement.

#	Furnished herewith.

128 | Shake Shack Inc. Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shake Shack Inc.
(Registrant)

	By:	/s/ Tara Comonte
Tara Comonte
Date: February 25, 2019		Chief Financial Officer
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
February 25, 2019
/s/ Randy Garutti	Chief Executive Officer and Director
Randy Garutti	(Principal Executive Officer)

/s/ Tara Comonte	Chief Financial Officer	February 25, 2019
Tara Comonte	(Principal Financial and Accounting Officer)

/s/ Daniel Meyer	Chairman of the Board of Directors	February 25, 2019
Daniel Meyer

/s/ Anna Fieler	Director	February 25, 2019
Anna Fieler

/s/ Jeff Flug	Director	February 25, 2019
Jeff Flug

/s/ Jenna Lyons	Director	February 25, 2019
Jenna Lyons

/s/ Joshua Silverman	Director	February 25, 2019
Joshua Silverman

/s/ Jonathan D. Sokoloff	Director	February 25, 2019
Jonathan D. Sokoloff

/s/ Robert Vivian	Director	February 25, 2019
Robert Vivian

Shake Shack Inc. Form 10-K | 129