Form 10-Q
period 2019-03-27
Shake Shack Inc.
filed 2019-05-06
CIK 1620533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2019
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

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule-405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.001	SHAK	New York Stock Exchange

As of April 24, 2019, there were 29,701,558 shares of Class A common stock outstanding and 7,453,515 shares of Class B common stock outstanding.

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
While we believe that our assumptions are reasonable, it is very difficult to predict the impact of known factors, and it is impossible to anticipate all factors that could affect our actual results. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Form 10-Q in the context of the risks and uncertainties disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 26, 2018 filed with the U.S. Securities and Exchange Commission (the "SEC") under the heading "Risk Factors."
The forward-looking statements included in this Form 10-Q are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

1 | Shake Shack Inc. Form 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).

Shake Shack Inc. Form 10-Q | 2

SHAKE SHACK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	March 27 2019	December 26 2018
ASSETS
Current assets:
Cash and cash equivalents	$31,897	$24,750
Marketable securities	47,659	62,113
Accounts receivable	8,862	10,523
Inventories	1,626	1,749
Prepaid expenses and other current assets	2,312	1,984
Total current assets	92,356	101,119
Property and equipment, net	265,016	261,854
Operating lease assets	239,555	—
Deferred income taxes, net	243,033	242,533
Other assets	7,008	5,026
TOTAL ASSETS	$846,968	$610,532
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,655	$12,467
Accrued expenses	20,462	22,799
Accrued wages and related liabilities	7,627	10,652
Operating lease liabilities, current	22,280	—
Other current liabilities	16,153	14,030
Total current liabilities	79,177	59,948
Deemed landlord financing	—	20,846
Deferred rent	—	47,864
Long-term operating lease liabilities	269,367	—
Liabilities under tax receivable agreement, net of current portion	199,544	197,921
Other long-term liabilities	13,142	10,498
Total liabilities	561,230	337,077
Commitments and contingencies
Stockholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of March 27, 2019 and December 26, 2018.	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 29,698,228 and 29,520,833 shares issued and outstanding as of March 27, 2019 and December 26, 2018, respectively.	31	30
Class B common stock, $0.001 par value—35,000,000 shares authorized; 7,453,515 and 7,557,347 shares issued and outstanding as of March 27, 2019 and December 26, 2018, respectively.	7	8
Additional paid-in capital	199,315	195,633
Retained earnings	37,086	30,404
Total stockholders' equity attributable to Shake Shack Inc.	236,439	226,075
Non-controlling interests	49,299	47,380
Total equity	285,738	273,455
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$846,968	$610,532
See accompanying Notes to Condensed Consolidated Financial Statements.

3 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share amounts)

	Thirteen Weeks Ended
	March 27 2019	March 28 2018
Shack sales	$128,569	$96,089
Licensing revenue	4,040	3,027
TOTAL REVENUE	132,609	99,116
Shack-level operating expenses:
Food and paper costs	37,991	26,955
Labor and related expenses	37,093	26,687
Other operating expenses	15,568	10,759
Occupancy and related expenses	10,899	7,675
General and administrative expenses	13,937	11,809
Depreciation expense	8,966	6,498
Pre-opening costs	2,642	2,029
Loss on disposal of property and equipment	351	190
TOTAL EXPENSES	127,447	92,602
OPERATING INCOME	5,162	6,514
Other income, net	564	228
Interest expense	(72)	(565)
INCOME BEFORE INCOME TAXES	5,654	6,177
Income tax expense	2,047	1,198
NET INCOME	3,607	4,979
Less: net income attributable to non-controlling interests	1,061	1,471
NET INCOME ATTRIBUTABLE TO SHAKE SHACK INC.	$2,546	$3,508
Earnings per share of Class A common stock:
Basic	$0.09	$0.13
Diluted	$0.08	$0.13
Weighted-average shares of Class A common stock outstanding:
Basic	29,563	27,039
Diluted	30,392	27,822
See accompanying Notes to Condensed Consolidated Financial Statements.

Shake Shack Inc. Form 10-Q | 4

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Thirteen Weeks Ended
	March 27 2019	March 28 2018
Net income	$3,607	$4,979
Other comprehensive income, net of tax:
Available-for-sale securities(1):
Change in net unrealized holding gains (losses)	—	(3)
Less: reclassification adjustments for net realized losses included in net income	—	16
Net change	—	13
OTHER COMPREHENSIVE INCOME	—	13
COMPREHENSIVE INCOME	3,607	4,992
Less: comprehensive income attributable to non-controlling interest	1,061	1,474
COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAKE SHACK INC.	$2,546	$3,518
(1) Net of tax benefit (expense) of $0 for the thirteen weeks ended March 27, 2019 and March 28, 2018.
See accompanying Notes to Condensed Consolidated Financial Statements.

5 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 26, 2018	29,520,833	$30	7,557,347	$8	$195,633	$30,404	$—	$47,380	$273,455
Cumulative effect of accounting changes						4,136		1,059	5,195
Net income						2,546		1,061	3,607
Other comprehensive income:
Net change related to available-for-sale securities									—
Equity-based compensation					1,747				1,747
Activity under stock compensation plans	73,563	—			975			502	1,477
Redemption of LLC Interests	103,832	1	(103,832)	(1)	594			(594)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					366				366
Distributions paid to non-controlling interest holders								(109)	(109)
BALANCE, MARCH 27, 2019	29,698,228	$31	7,453,515	$7	$199,315	$37,086	$—	$49,299	$285,738

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 27, 2017	26,527,477	$27	10,250,007	$10	$153,105	$16,399	$(49)	$54,987	$224,479
Cumulative effect of accounting changes						(1,174)	39	(439)	(1,574)
Net income						3,508		1,471	4,979
Other comprehensive income:
Net change related to available-for-sale securities							10	3	13
Equity-based compensation					1,455				1,455
Activity under stock compensation plans	70,305	—			866			610	1,476
Redemption of LLC Interests	1,029,771	1	(1,029,771)	(1)	5,558			(5,558)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					2,388				2,388
Distributions paid to non-controlling interest holders								(83)	(83)
BALANCE, MARCH 28, 2018	27,627,553	$28	9,220,236	$9	$163,372	$18,733	$—	$50,991	$233,133

See accompanying Notes to Condensed Consolidated Financial Statements.

Shake Shack Inc. Form 10-Q | 6

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Thirteen Weeks Ended
	March 27 2019	March 28 2018
OPERATING ACTIVITIES
Net income (including amounts attributable to non-controlling interests)	$3,607	$4,979
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	8,966	6,498
Amortization of operating lease assets	8,911	—
Equity-based compensation	1,692	1,437
Deferred income taxes	95	(305)
Non-cash interest expense	—	72
Loss on sale of marketable securities	—	16
Loss on disposal of property and equipment	351	190
Unrealized (gain) loss on available-for-sale securities	(157)	38
Other non-cash expense	2	—
Net loss on sublease	—	672
Changes in operating assets and liabilities:
Accounts receivable	5,976	3,111
Inventories	123	83
Prepaid expenses and other current assets	(474)	(110)
Other assets	(2,335)	206
Accounts payable	(61)	—
Accrued expenses	880	1,177
Accrued wages and related liabilities	(3,025)	(500)
Other current liabilities	963	(528)
Deferred rent	—	291
Long-term operating lease liabilities	(8,324)	—
Other long-term liabilities	9	1,806
NET CASH PROVIDED BY OPERATING ACTIVITIES	17,199	19,133
INVESTING ACTIVITIES
Purchases of property and equipment	(24,985)	(17,718)
Purchases of marketable securities	(389)	(277)
Sales of marketable securities	15,000	2,144
NET CASH USED IN INVESTING ACTIVITIES	(10,374)	(15,851)
FINANCING ACTIVITIES
Proceeds from deemed landlord financing	—	521
Payments on deemed landlord financing	—	(79)
Payments on principal of finance leases	(339)	—
Distributions paid to non-controlling interest holders	(109)	(83)
Payments under tax receivable agreement	(707)	—
Proceeds from stock option exercises	1,452	1,476
Employee withholding taxes related to net settled equity awards	25	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	322	1,835
NET INCREASE IN CASH AND CASH EQUIVALENTS	7,147	5,117
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,750	21,507
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,897	$26,624
See accompanying Notes to Condensed Consolidated Financial Statements.

7 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Shake Shack Inc. Form 10-Q | 8

NOTE 1: NATURE OF OPERATIONS

Shake Shack Inc. ("we," "us," "our," "Shake Shack" and the "Company") was formed on September 23, 2014 as a Delaware corporation for the purpose of facilitating an initial public offering and other related transactions in order to carry on the business of SSE Holdings, LLC and its subsidiaries ("SSE Holdings"). We are the sole managing member of SSE Holdings and, as sole managing member, we operate and control all of the business and affairs of SSE Holdings. As a result, we consolidate the financial results of SSE Holdings and report a non-controlling interest representing the economic interest in SSE Holdings held by the other members of SSE Holdings. As of March 27, 2019 we owned 79.9% of SSE Holdings. Unless the context otherwise requires, "we," "us," "our," "Shake Shack," the "Company" and other similar references, refer to Shake Shack Inc. and, unless otherwise stated, all of its subsidiaries, including SSE Holdings.
We operate and license Shake Shack restaurants ("Shacks"), which serve hamburgers, hot dogs, chicken, crinkle-cut fries, shakes, frozen custard, beer, wine and more. As of March 27, 2019, there were 218 Shacks in operation, system-wide, of which 129 were domestic company-operated Shacks,15 were domestic licensed Shacks and 74 were international licensed Shacks.
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Shake Shack Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and on a basis consistent in all material respects with the accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 26, 2018 ("2018 Form 10-K"). In our opinion, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of our financial position and results of operation have been included. Certain reclassifications have been made to prior period amounts to conform to the current year presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.
The accompanying Condensed Consolidated Balance Sheet as of December 26, 2018 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our 2018 Form 10-K.
SSE Holdings is considered a variable interest entity. Shake Shack Inc. is the primary beneficiary as we have the majority economic interest in SSE Holdings and, as the sole managing member, have decision making authority that significantly affects the economic performance of the entity, while the limited partners have no substantive kick-out or participating rights. As a result, we consolidate SSE Holdings. The assets and liabilities of SSE Holdings represent substantially all of our consolidated assets and liabilities with the exception of certain deferred taxes and liabilities under the Tax Receivable Agreement. As of March 27, 2019 and December 26, 2018, the net assets of SSE Holdings were $246,218 and $232,711, respectively. The assets of SSE Holdings are subject to certain restrictions in SSE Holdings' revolving credit agreements. See Note 8 for more information.
Fiscal Year
We operate on a 52/53 week fiscal year ending on the last Wednesday in December. Fiscal 2019 contains 52 weeks and ends on December 25, 2019. Fiscal 2018 contained 52 weeks and ended on December 26, 2018. Unless otherwise stated, references to years in this report relate to fiscal years.
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

9 | Shake Shack Inc. Form 10-Q

Recently Adopted Accounting Pronouncements
We adopted the Accounting Standards Updates (“ASUs”) summarized below in fiscal 2019.

Accounting Standards Update (“ASU”)	Description	Date Adopted
Leases (ASU's 2016-02, 2018-01, 2018-10, 2018-11)
This standard establishes a new lease accounting model, which introduces the recognition of lease assets and liabilities for those leases classified as operating leases under previous GAAP. It was applied using a modified retrospective approach applied at the adoption date with the election of various practical expedients.

See Note 9 Leases for more information.
December 27, 2018

NOTE 3: REVENUE

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

Shake Shack Inc. Form 10-Q | 10

Revenue recognized during the thirteen weeks ended March 27, 2019 and March 28, 2018, disaggregated by type is as follows:

	Thirteen Weeks Ended
	March 27 2019	March 28 2018
Shack sales	$128,569	$96,089
Licensing revenue:
Sales-based royalties	3,904	2,972
Initial territory and opening fees	136	55
Total revenue	$132,609	$99,116

The aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of March 27, 2019 is $15,196. We expect to recognize this amount as revenue over a long-term period, as the license term for each Shack ranges from 5 to 20 years. This amount excludes any variable consideration related to sales-based royalties.
Contract Balances
Opening and closing balances of contract liabilities and receivables from contracts with customers is as follows:

	March 27 2019	December 27 2018
Shack sales receivables	$3,053	$2,550
Licensing receivables	2,348	2,616
Gift card liability	1,683	1,796
Deferred revenue, current	352	307
Deferred revenue, long-term	10,009	10,026

Revenue recognized during the thirteen weeks ended March 27, 2019 and March 28, 2018 that was included in their respective liability balances at the beginning of the period is as follows:

	Thirteen Weeks Ended
	March 27 2019	March 28 2018
Gift card liability	$278	$306
Deferred revenue, current	134	55

NOTE 4: FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis as of March 27, 2019 and December 26, 2018, and indicate the classification within the fair value hierarchy.
Cash, Cash Equivalents and Marketable Securities
The following tables summarize our cash, cash equivalents and marketable securities by significant investment categories as of March 27, 2019 and December 26, 2018:

Shake Shack Inc. Form 10-Q | 11

	March 27, 2019
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$26,892	$—	$—	$26,892	$26,892	$—
Level 1:
Money market funds	5,005	—	—	5,005	5,005	—
Mutual funds	47,624	35	—	47,659	—	47,659
Total	$79,521	$35	$—	$79,556	$31,897	$47,659

	December 26, 2018
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$19,746	$—	$—	$19,746	$19,746	$—
Level 1:
Money market funds	5,004	—	—	5,004	5,004	—
Mutual funds	62,235	—	(122)	62,113	—	62,113
Total	$86,985	$—	$(122)	$86,863	$24,750	$62,113

Net unrealized gains on available-for-sale equity securities totaling $157 and net unrealized losses totaling $38 were included on the Condensed Consolidated Statements of Income during the thirteen weeks ended March 27, 2019 and March 28, 2018, respectively.
A summary of other income from available-for-sale securities recognized during the thirteen weeks ended March 27, 2019 and March 28, 2018 is as follows:

	Thirteen Weeks Ended
	March 27 2019	March 28 2018
Available-for-sale securities:
Dividend income	$392	$275
Interest income	—	7
Realized gain (loss) on sale of investments	(14)	(16)
Unrealized gain (loss) on available-for-sale equity securities	157	(38)
Total other income, net	$535	$228

Shake Shack Inc. Form 10-Q | 12

A summary of available-for-sale securities sold and gross realized gains and losses recognized during the thirteen weeks ended March 27, 2019 and March 28, 2018 is as follows:

	Thirteen Weeks Ended
	March 27 2019	March 28 2018
Available-for-sale securities:
Gross proceeds from sales and redemptions	$15,000	$2,144
Cost basis of sales and redemptions	15,014	2,160
Gross realized gains included in net income	—	2
Gross realized losses included in net income	(14)	(18)
Amounts reclassified out of accumulated other comprehensive loss	—	16

Realized gains and losses are determined on a specific identification method and are included in other income, net on the Condensed Consolidated Statements of Income.
We periodically review our marketable securities for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. As of March 27, 2019 and December 26, 2018, the declines in the market value of our marketable securities investment portfolio were considered to be temporary in nature.
Other Financial Instruments
The carrying value of our other financial instruments, including accounts receivable, accounts payable, and accrued expenses as of March 27, 2019 and December 26, 2018 approximated their fair value due to the short-term nature of these financial instruments.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets and liabilities that are measured at fair value on a non-recurring basis include our long-lived assets and indefinite-lived intangible assets. There were no impairments recognized during the thirteen weeks ended March 27, 2019 and March 28, 2018.
NOTE 5: INVENTORIES

Inventories as of March 27, 2019 and December 26, 2018 consisted of the following:

	March 27 2019	December 26 2018
Food	$1,187	$1,291
Wine	88	83
Beer	98	95
Beverages	198	203
Retail merchandise	55	77
Inventories	$1,626	$1,749

13 | Shake Shack Inc. Form 10-Q

NOTE 6: PROPERTY AND EQUIPMENT

Property and equipment as of March 27, 2019 and December 26, 2018 consisted of the following:

	March 27 2019	December 26 2018
Leasehold improvements	$240,611	$228,453
Landlord funded assets	—	15,595
Equipment	44,163	40,716
Furniture and fixtures	14,704	14,055
Computer equipment and software	19,597	19,008
Financing equipment lease assets	4,840	—
Construction in progress(1)	33,252	29,474
Property and equipment, gross	357,167	347,301
Less: accumulated depreciation	92,151	85,447
Property and equipment, net	$265,016	$261,854
(1) Construction in progress as of December 26, 2018 includes landlord funded assets under construction.
NOTE 7: SUPPLEMENTAL BALANCE SHEET INFORMATION

The components of other current liabilities as of March 27, 2019 and December 26, 2018 are as follows:

	March 27 2019	December 26 2018
Sales tax payable	$3,481	$3,143
Current portion of liabilities under tax receivable agreement	5,097	5,804
Gift card liability	1,683	1,796
Current portion of financing equipment lease liabilities	1,821	—
Other	4,071	3,287
Other current liabilities	$16,153	$14,030

The components of other long-term liabilities as of March 27, 2019 and December 26, 2018 are as follows:

	March 27 2019	December 26 2018
Deferred licensing revenue	$10,009	$10,026
Long-term portion of financing equipment lease liabilities	2,681	—
Other	452	472
Other long-term liabilities	$13,142	$10,498

Shake Shack Inc. Form 10-Q | 14

NOTE 8: DEBT

In January 2015, we executed a Third Amended and Restated Credit Agreement, which became effective on February 4, 2015 (together with the prior agreements and amendments, and as further amended, the "Revolving Credit Facility"), which provides for a revolving total commitment amount of $50,000, of which $20,000 is available immediately. The Revolving Credit Facility will mature and all amounts outstanding will be due and payable five years from the effective date. The Revolving Credit Facility permits the issuance of letters of credit upon our request of up to $10,000. Borrowings under the Revolving Credit Facility bear interest at either: (i) LIBOR plus a percentage ranging from 2.3% to 3.3% or (ii) the prime rate plus a percentage ranging from 0.0% to 0.8%, depending on the type of borrowing made under the Revolving Credit Facility. As of March 27, 2019 and December 26, 2018, there were no amounts outstanding under the Revolving Credit Facility. As of March 27, 2019, we had $19,317 of availability under the Revolving Credit Facility, after giving effect to $683 in outstanding letters of credit.
The Revolving Credit Facility is secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' wholly-owned domestic subsidiaries (with certain exceptions).
The Revolving Credit Facility contains a number of covenants that, among other things, limit our ability to, subject to specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; pay dividends or make distributions; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the Revolving Credit Facility contains certain cross-default provisions. We are required to maintain a specified consolidated fixed-charge coverage ratio and a specified funded net debt to adjusted EBITDA ratio, both as defined under the Revolving Credit Facility. As of March 27, 2019, we were in compliance with all covenants.
As of December 26, 2018 we had deemed landlord financing liabilities of $20,846, for certain leases where we were involved in the construction of leased assets and were considered the accounting owner of the construction project. Upon adoption of ASU 2016-02, Leases (Topic 842) on December 27, 2018, we are no longer considered to be the accounting owner of these construction projects and had no deemed landlord financing liabilities on the Condensed Consolidated Balance Sheets as of March 27, 2019. As of March 27, 2019 we had $291,647 of operating lease liabilities and $4,502 of finance lease liabilities on the Condensed Consolidated Balance Sheets, refer to Note 9 Leases for further details.
Total interest costs incurred were $72 and $609 for the thirteen weeks ended March 27, 2019 and March 28, 2018, respectively. Total amounts capitalized into property and equipment were $44 for the thirteen weeks ended March 28, 2018. No amounts were capitalized into property and equipment for the thirteen weeks ended March 27, 2019.
NOTE 9: LEASES

Effect of Standard Adoption
On December 27, 2018 we adopted ASU 2016-02, Leases (Topic 842), using a modified retrospective approach. We elected the package of practical expedients permitted under the transition guidance within Accounting Standards Codification Topic 842 ("ASC 842") which, among other items, allowed us to carry forward the historical lease classifications. As such, we applied the modified retrospective approach as of the adoption date to those lease contracts for which we have taken possession of the property as of December 26, 2018.  As part of the transition, we derecognized all landlord funded assets and deemed landlord financing liabilities as of December 26, 2018 and determined the classification as either operating or finance leases.
In addition to the aforementioned practical expedient, we have also elected to:

•	Adopt the short-term lease exception for leases with terms of twelve months or less and account for them as if they were operating leases under ASC 840; and

•	Apply the practical expedient of combining lease and non-lease components.

15 | Shake Shack Inc. Form 10-Q

Results for reporting periods beginning on or after December 27, 2018 are presented under ASC 842. Prior period amounts were not revised and continue to be reported in accordance with ASC Topic 840 ("ASC 840"), the accounting standard then in effect.
Upon transition, on December 27, 2018, we recorded the following increases (decreases) to the respective line items on the Condensed Consolidated Balance Sheet:

Adjustment as of December 27, 2018
Prepaid expenses and other current assets	$6
Property and equipment, net	(11,448)
Operating lease assets	229,885
Deferred income taxes, net	(121)
Deemed landlord financing	(20,846)
Deferred rent	(47,862)
Long-term operating lease liabilities	277,224
Other long-term liabilities	4,611
Retained earnings	4,136
Non-controlling interests	1,059

Nature of Leases
We lease all of our domestic company-operated Shacks, our Home Office and certain equipment under various non-cancelable lease agreements that expire on various dates through 2035. We evaluate contracts entered into to determine whether the contract involves the use of property or equipment, which is either explicitly or implicitly identified in the contract. We evaluate whether we control the use of the asset, which is determined by assessing whether we obtain substantially all economic benefits from the use of the asset, and whether we have the right to direct the use of the asset. If these criteria are met and we have identified a lease, we account for the contract under the requirements of ASC 842.
Upon the possession of a leased asset, we determine its classification as an operating or finance lease. Most of our real estate leases are classified as operating leases and most of our equipment leases are classified as finance leases. Generally, our real estate leases have initial terms ranging from 10 to 15 years and typically include two five-year renewal options. Renewal options are generally not recognized as part of the right-of-use assets and lease liabilities as it is not reasonably certain at commencement date that we would exercise the options to extend the lease. Our real estate leases typically provide for fixed minimum rent payments and/or contingent rent payments based upon sales in excess of specified thresholds. When the achievement of such sales thresholds are deemed to be probable, contingent rent is accrued in proportion to the sales recognized during the period. For operating leases that include rent holidays and rent escalation clauses, we recognize lease expense on a straight-line basis over the lease term from the date we take possession of the leased property. Lease expense incurred before a Shack opens is recorded in pre-opening costs. Once a domestic company-operated Shack opens, we record the straight-line lease expense and any contingent rent, if applicable, in occupancy and related expenses on the Consolidated Statements of Income. Many of our leases also require us to pay real estate taxes, common area maintenance costs and other occupancy costs which are included in occupancy and related expenses on the Consolidated Statements of Income.
As there were no explicit rates provided in our leases, we used our incremental borrowing rate in determining the present value of future lease payments. The discount rate used to measure the lease liability at the transition date was derived from the average of the yield curves obtained from using the notching method and the recovery rate method. The most significant assumption in calculating the incremental borrowing rate is our credit rating and subject to judgment. We determined our credit rating based on a comparison of the financial information of SSE Holdings to 800 other public companies and then used their respective credit ratings to develop our own.
We expend cash for leasehold improvements to build out and equip our leased premises. Generally, a portion of the leasehold improvements and building costs are reimbursed by our landlords as landlord incentives pursuant to agreed-upon terms in our lease agreements. If obtained, landlord incentives usually take the form of cash, full or partial credits against our future minimum or

Shake Shack Inc. Form 10-Q | 16

contingent rents otherwise payable by us, or a combination thereof. In most cases, the tenant improvement allowances are received after we take possession of the property, as we meet required milestones during the construction of the property.  Tenant improvement allowances are recorded as part of the lease liability on the Condensed Consolidated Balance Sheet and are amortized on a straight-line basis over the lease term as a reduction to occupancy and related expenses.
A summary of finance and operating lease right-of-use assets and liabilities as of March 27, 2019 is as follows:

	Classification	March 27 2019
Finance leases	Property and equipment, net	$4,507
Operating leases	Operating lease assets	239,555
Total right-of-use assets		$244,062

Finance leases	Other current liabilities Other long-term liabilities	$4,502
Operating leases	Operating lease liabilities, current Long-term operating lease liabilities	291,647
Total lease liabilities		$296,149
The components of lease expense for the thirteen weeks ended March 27, 2019 were as follows:

	Classification	March 27 2019
Finance lease cost:
Amortization of right-of-use assets	Depreciation expense	$334
Interest on lease liabilities	Interest expense	41
Operating lease cost	Occupancy and related expenses General and administrative expenses Pre-opening costs	8,910
Short-term lease cost	Occupancy and related expenses	17
Variable lease cost	Occupancy and related expenses General and administrative expenses Pre-opening costs	3,462
Total lease cost		$12,764

Shake Shack Inc. Form 10-Q | 17

As of March 27, 2019, future minimum lease payments for finance and operating leases consisted of the following:

	Finance Leases	Operating Leases
2019	$1,340	$27,545
2020	1,329	37,837
2021	752	40,170
2022	520	40,830
2023	441	40,695
Thereafter	342	212,290
Total minimum payments	4,724	399,367
Less: imputed interest	222	107,720
Total lease liabilities	$4,502	$291,647

As of March 27, 2019 we had additional operating lease commitments of $65,050 for non-cancelable leases without a possession date, which will begin to commence in 2019. These lease commitments are consistent with the leases that we have executed thus far and include a number of real estates leases where we are involved in the construction and design.
A summary of lease terms and discount rates for finance and operating leases as of March 27, 2019 is as follows:

March 27 2019
Weighted-average remaining lease term (years):
Finance leases	5.6
Operating leases	9.9
Weighted-average discount rate:
Finance leases	5.3%
Operating leases	6.0%
Supplemental cash flow information related to leases as of March 27, 2019 is as follows:

March 27 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$41
Operating cash flows from operating leases	8,324
Financing cash flows from finance leases	339
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	230
Operating leases	14,789

NOTE 10: NON-CONTROLLING INTERESTS

We are the sole managing member of SSE Holdings and, as a result, consolidate the financial results of SSE Holdings. We report a non-controlling interest representing the economic interest in SSE Holdings held by the other members of SSE Holdings. The Third Amended and Restated Limited Liability Company Agreement, as further amended, (the "LLC Agreement") of SSE Holdings

Shake Shack Inc. Form 10-Q | 18

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
The following table summarizes the ownership interest in SSE Holdings as of March 27, 2019 and December 26, 2018.

	March 27, 2019		December 26, 2018
	LLC Interests	Ownership%	LLC Interests	Ownership %
Number of LLC Interests held by Shake Shack Inc.	29,698,228	79.9%	29,520,833	79.6%
Number of LLC Interests held by non-controlling interest holders	7,453,515	20.1%	7,557,347	20.4%
Total LLC Interests outstanding	37,151,743	100.0%	37,078,180	100.0%

The weighted average ownership percentages for the applicable reporting periods are used to attribute net income and other comprehensive income to Shake Shack Inc. and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for the thirteen weeks ended March 27, 2019 and March 28, 2018 was 20.3% and 26.5%, respectively.
The following table summarizes the effects of changes in ownership of SSE Holdings on our equity during the thirteen weeks ended March 27, 2019 and March 28, 2018.

	Thirteen Weeks Ended
	March 27 2019	March 28 2018
Net income attributable to Shake Shack Inc.	$2,546	$3,508
Other comprehensive income:
Net change related to available-for-sale securities	—	10
Transfers (to) from non-controlling interests:
Increase in additional paid-in capital as a result of the redemption of LLC Interests	594	5,558
Increase in additional paid-in capital as a result of activity under stock compensation plans	975	866
Total effect of changes in ownership interest on equity attributable to Shake Shack Inc.	$4,115	$9,942

During the thirteen weeks ended March 27, 2019 and March 28, 2018, an aggregate of 103,832 and 1,029,771 LLC Interests, respectively, were redeemed by non-controlling interest holders for newly-issued shares of Class A common stock, and we received 103,832 and 1,029,771 LLC Interests in connection with these redemptions for the thirteen weeks ended March 27, 2019 and March 28, 2018, respectively, increasing our total ownership interest in SSE Holdings.
During the thirteen weeks ended March 27, 2019 and March 28, 2018, we received an aggregate of 73,563 and 70,305 LLC Interests, respectively, in connection with the activity under our stock compensation plan.
NOTE 11: EQUITY-BASED COMPENSATION

A summary of equity-based compensation expense recognized during the thirteen weeks ended March 27, 2019 and March 28, 2018 is as follows:

19 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended
	March 27 2019	March 28 2018
Stock options	$682	$827
Performance stock units	712	454
Restricted stock units	298	156
Equity-based compensation expense	$1,692	$1,437

Total income tax benefit recognized related to equity-based compensation	$42	$38

Equity-based compensation expense is included in general and administrative expenses and labor and related expenses on the Condensed Consolidated Statements of Income during the thirteen weeks ended March 27, 2019 and March 28, 2018 as follows:

	Thirteen Weeks Ended
	March 27 2019	March 28 2018
General and administrative expenses	$1,642	$1,400
Labor and related expenses	50	37
Equity-based compensation expense	$1,692	$1,437

NOTE 12: INCOME TAXES

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
Income Tax Expense
A reconciliation of income tax expense computed at the U.S. federal statutory income tax rate to the recognized income tax expense is as follows:

	Thirteen Weeks Ended
	March 27 2019			March 28 2018
Expected U.S. federal income taxes at statutory rate	$1,188	21.0%		$1,297	21.0%
State and local income taxes, net of federal benefit	418	7.4%		412	6.7%
Foreign withholding taxes	342	6.0%		531	8.6%
Tax credits	(376)	(6.6)%		(277)	(4.5)%
Non-controlling interest	(323)	(5.7)%		(454)	(7.3)%
Tax effect of change in basis related to the adoption of ASC 842	1,161	20.5%	—	—	—%
Change in valuation allowance	(365)	(6.5)%	—	—	—%
Other	2	0.1%		(311)	(5.0)%
Income tax expense	$2,047	36.2%		$1,198	19.4%

Shake Shack Inc. Form 10-Q | 20

Our effective income tax rates for the thirteen weeks ended March 27, 2019 and March 28, 2018 were 36.2% and 19.4%, respectively. The increase was primarily driven by the tax effect of a change in tax basis relating to the adoption of ASC 842 on December 27, 2018 as well as an increase in our ownership interest in SSE Holdings, which increases our share of the taxable income of SSE Holdings. Our weighted-average ownership interest in SSE Holdings was 79.7% and 73.5% for the thirteen weeks ended March 27, 2019 and March 28, 2018, respectively.
Deferred Tax Assets and Liabilities
During the thirteen weeks ended March 27, 2019, we acquired an aggregate of 177,395 LLC Interests in connection with the redemption of LLC Interests and activity relating to our stock compensation plan. We recognized a deferred tax asset in the amount of $1,708 associated with the basis difference in our investment in SSE Holdings upon acquisition of these LLC Interests. As of March 27, 2019, the total deferred tax asset related to the basis difference in our investment in SSE Holdings was $169,877. However, a portion of the total basis difference will only reverse upon the eventual sale of our interest in SSE Holdings, which we expect would result in a capital loss. As of March 27, 2019, the total valuation allowance established against the deferred tax asset to which this portion relates was $6,010.
During the thirteen weeks ended March 27, 2019, we also recognized $459 of deferred tax assets related to additional tax basis increases generated from expected future payments under the Tax Receivable Agreement and related deductions for imputed interest on such payments. See "—Tax Receivable Agreement" for more information.
We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of March 27, 2019, we concluded, based on the weight of all available positive and negative evidence, that all of our deferred tax assets (except for those deferred tax assets described above relating to basis differences that are expected to result in a capital loss upon the eventual sale of our interest in SSE Holdings) are more likely than not to be realized. As such, no additional valuation allowance was recognized.
Uncertain Tax Positions
No uncertain tax positions existed as of March 27, 2019. Shake Shack Inc. was formed in September 2014 and did not engage in any operations prior to the IPO and related organizational transactions. Shake Shack Inc. first filed tax returns for tax year 2014, which is the first tax year subject to examination by taxing authorities for U.S. federal and state income tax purposes. Additionally, although SSE Holdings is treated as a partnership for U.S. federal and state income taxes purposes, it is still required to file an annual U.S. Return of Partnership Income, which is subject to examination by the Internal Revenue Service ("IRS"). The statute of limitations has expired for tax years through 2014 for SSE Holdings.
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
During the thirteen weeks ended March 27, 2019, we acquired an aggregate of 103,832 LLC Interests in connection with the redemption of LLC Interests, which resulted in an increase in the tax basis of our investment in SSE Holdings subject to the provisions of the Tax Receivable Agreement. We recognized an additional liability in the amount of $1,636 for the TRA Payments due to the

21 | Shake Shack Inc. Form 10-Q

redeeming members, representing 85% of the aggregate tax benefits we expect to realize from the tax basis increases related to the redemption of LLC Interests, after concluding it was probable that such TRA Payments would be paid based on our estimates of future taxable income. During the thirteen weeks ended March 27, 2019, payments of $707, inclusive of interest, were made to the members of SSE Holdings pursuant to the Tax Receivable Agreement. No payments were made to the members of SSE Holdings pursuant to the Tax Receivable Agreement during the thirteen weeks ended March 28, 2018. As of March 27, 2019, the total amount of TRA Payments due under the Tax Receivable Agreement, was $204,641, of which $5,097 was included in other current liabilities on the Condensed Consolidated Balance Sheet. See Note 15 for more information relating to our liabilities under the Tax Receivable Agreement.
NOTE 13: EARNINGS PER SHARE

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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock for the thirteen weeks ended March 27, 2019 and March 28, 2018.

	Thirteen Weeks Ended
	March 27 2019	March 28 2018
Numerator:
Net income	$3,607	$4,979
Less: net income attributable to non-controlling interests	1,061	1,471
Net income attributable to Shake Shack Inc.	$2,546	$3,508
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	29,563	27,039
Effect of dilutive securities:
Stock options	731	702
Performance stock units	76	70
Restricted stock units	22	11
Weighted-average shares of Class A common stock outstanding—diluted	30,392	27,822

Earnings per share of Class A common stock—basic	$0.09	$0.13
Earnings per share of Class A common stock—diluted	$0.08	$0.13

Shares of our Class B common stock do not share in the earnings or losses of Shake Shack and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

Shake Shack Inc. Form 10-Q | 22

The following table presents potentially dilutive securities excluded from the computations of diluted earnings per share of Class A common stock for the thirteen weeks ended March 27, 2019 and March 28, 2018.

	Thirteen Weeks Ended
	March 27 2019		March 28 2018
Stock options	3,785	(1)	—
Performance stock units	69,772	(2)	—
Shares of Class B common stock	7,453,515	(3)	9,220,236	(3)
(1) Number of securities excluded from the computation of diluted earnings per share of Class A common stock because the exercise price of the stock options exceeded the average market price of our Class A common stock during the period ("out-of-the-money").
(2) Excluded from the computation of diluted earnings per share of Class A common stock because the performance conditions associated with these awards were not met assuming the end of the reporting period was the end of the performance period.
(3) Shares of our Class B common stock outstanding as of the end of the period are considered potentially dilutive shares of Class A common stock. Amounts have been excluded from the computations of diluted earnings per share of Class A common stock because the effect would have been anti-dilutive under the if-converted and two-class methods.
NOTE 14: SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information for the thirteen weeks ended March 27, 2019 and March 28, 2018:

	Thirteen Weeks Ended
	March 27 2019	March 28 2018
Cash paid for:
Income taxes, net of refunds	$617	$854
Interest, net of amounts capitalized	72	563
Non-cash investing activities:
Accrued purchases of property and equipment	15,763	7,302
Capitalized landlord assets for leases where we are deemed the accounting owner	—	2,327
Capitalized equity-based compensation	27	18
Non-cash financing activities:
Class A common stock issued in connection with the redemption of LLC Interests	1	1
Cancellation of Class B common stock in connection with the redemption of LLC Interests	(1)	(1)
Establishment of liabilities under tax receivable agreement	1,636	12,680

23 | Shake Shack Inc. Form 10-Q

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
As security under the terms of one of our leases, we are obligated under a letter of credit totaling $130 as of March 27, 2019, which expires in February 2026. In addition, we entered into two irrevocable standby letters of credit: (i) in December 2013, we entered into a letter of credit in conjunction with our previous Home Office lease in the amount of $80, which expires in September 2019 and (ii) in September 2017, we entered into a letter of credit in conjunction with our new Home Office lease in the amount of $603, which expires in August 2019 and renews automatically for one-year periods through January 31, 2034.
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
Legal Contingencies
In February 2018, a claim was filed against Shake Shack in California state court alleging certain violations of the California Labor Code.  At a mediation between the parties, we agreed to settle the matter with the plaintiff and all other California employees who elect to participate in the settlement for $1,200.  As of March 27, 2019, an accrual in the amount of $1,200 was recorded for this matter and related expenses.
We are subject to various legal proceedings, claims and liabilities, such as employment-related claims and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance. As of March 27, 2019, the amount of the ultimate liability with respect to these matters was not material.
Liabilities under Tax Receivable Agreement
As described in Note 12, we are a party to the Tax Receivable Agreement under which we are contractually committed to pay certain of the members of SSE Holdings 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of certain transactions. We are not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated with the transactions that gave rise to the payments are realized. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. During the thirteen weeks ended March 27, 2019 and March 28, 2018, we recognized liabilities totaling $1,636 and $12,680, respectively, relating to our obligations under the Tax Receivable Agreement, after concluding that it was probable that we would have sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. As of March 27, 2019 and December 26, 2018, our total obligations under the Tax Receivable Agreement were $204,641 and $203,725, respectively. There were no transactions subject to the Tax Receivable Agreement for which we did not recognize the related liability, as we concluded that we would have sufficient future taxable income to utilize all of the related tax benefits.

Shake Shack Inc. Form 10-Q | 24

NOTE 16: RELATED PARTY TRANSACTIONS

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
Hudson Yards Sports and Entertainment
In fiscal 2011, we entered into a Master License Agreement (as amended, "MLA") with Hudson Yards Sports and Entertainment LLC ("HYSE") to operate Shake Shack branded limited menu concession stands in sports and entertainment venues within the United States. In February 2019, the agreement was assigned to Hudson Yards Catering ("HYC"), the parent of HYSE. The agreement expires in January 2027 and includes five consecutive five-year renewal options at HYC's option. As consideration for these rights, HYC pays us a license fee based on a percentage of net food sales, as defined in the MLA. HYC also pays us a percentage of profits on sales of branded beverages, as defined in the MLA.

		Thirteen Weeks Ended
	Classification	March 27 2019	March 28 2018
Amounts received from HYC	Licensing revenue	$66	$47

	Classification	March 27 2019	December 26 2018
Amounts due from HYC	Prepaid expenses and other current assets	$25	$37
Madison Square Park Conservancy
The Chairman of our Board of Directors serves as a director of the Madison Square Park Conservancy ("MSP Conservancy"), with which we have a license agreement and pay license fees to operate our Madison Square Park Shack.

		Thirteen Weeks Ended
	Classification	March 27 2019	March 28 2018
Amounts paid to MSP Conservancy	Occupancy and related expenses	$278	$267

	Classification	March 27 2019	December 26 2018
Amounts due to MSP Conservancy	Accrued expenses	$—	$70
Share Our Strength
The Chairman of our Board of Directors serves as a director of Share Our Strength, for which Shake Shack holds the "Great American Shake Sale" every year during the month of May to raise money and awareness for childhood hunger. During the Great American Shake Sale, we encourage guests to donate money to Share Our Strength's No Kid Hungry campaign in exchange for a coupon for a free cake-themed shake. All of the guest donations we collect go directly to Share Our Strength. No amounts have been raised for the thirteen weeks ended March 27, 2019 and March 28, 2018, respectively.

Shake Shack Inc. Form 10-Q | 25

Mobo Systems, Inc.
The Chairman of our Board of Directors serves as a director of Mobo Systems, Inc. (also known as "Olo"), a platform we use in connection with our mobile ordering application. No amounts were due to Olo as of March 27, 2019 and December 26, 2018, respectively.

		Thirteen Weeks Ended
	Classification	March 27 2019	March 28 2018
Amounts paid to Olo	Other operating expenses	$38	$25
Square, Inc.
Our Chief Executive Officer is a member of the Board of Directors of Square, Inc. ("Square"). We currently use certain point-of-sale applications, payment processing services, hardware and other enterprise platform services in connection with the processing of a limited amount of sales at certain of our locations, sales for certain off-site events and in connection with our kiosk technology. Additionally, we partnered with Caviar, Square’s food ordering delivery service, to allow guests to order Shake Shack in select markets as well as participated in Square’s new Boost offers, providing assets and permission for Square to run select offers to their cash card users. No amounts were due to Square as of March 27, 2019 and December 26, 2018, respectively.

		Thirteen Weeks Ended
	Classification	March 27 2019	March 28 2018
Amounts paid to Square	Other operating expenses	$266	$43
Tax Receivable Agreement
As described in Note 12, we entered into a tax receivable agreement with certain members of SSE Holdings that provides for the payment by us of 85% of the amount of tax benefits, if any, that Shake Shack actually realizes or in some cases is deemed to realize as a result of certain transactions.

		Thirteen Weeks Ended
	Classification	March 27 2019	March 28 2018
Amounts paid to members (inclusive of interest)	Other current liabilities	$707	$—

	Classification	March 27 2019	December 26 2018
Amounts due under the Tax Receivable Agreement	Other current liabilities Liabilities under tax receivable agreement, net of current portion	$204,641	$203,725
Distributions to Members of SSE Holdings
Under the terms of the SSE Holdings LLC Agreement, SSE Holdings is obligated to make tax distributions to its members. No tax distributions were payable to non-controlling interest holders as of March 27, 2019 and December 26, 2018, respectively.

		Thirteen Weeks Ended
	Classification	March 27 2019	March 28 2018
Amounts paid to non-controlling interest holders	Net income attributable to non-controlling interests	$109	$83

Shake Shack Inc. Form 10-Q | 26

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
This section and other parts of this Quarterly Report on Form 10-Q ("Form 10-Q") contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), which are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact, such as our expected financial outlook for fiscal 2019, expected Shack openings, expected same-Shack sales growth and trends in our business. Forward-looking statements can also be identified by words such as "aim," "anticipate," "believe," "estimate," "expect," "forecast," "future," "intend," "outlook," "plan," "potential," "predict," "project," "seek," "may," "can," "will," "would," "could," "should," the negatives thereof and other similar expressions. Forward-looking statements are not guarantees of future performance and actual results may differ significantly from the results discussed in the forward-looking statements. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 26, 2018 ("2018 Form 10-K") and Part II, Item 1A of this Form 10-Q. The following discussion should be read in conjunction with our 2018 Form 10-K and the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years and the associated quarters, months and periods of those fiscal years. We undertake no obligation to revise or update any forward-looking statements for any reason, except as required by law.
OVERVIEW

Shake Shack is a modern day "roadside" burger stand serving a classic American menu of premium burgers, chicken sandwiches, hot dogs, crinkle cut fries, shakes, frozen custard, beer and wine. As of March 27, 2019, there were 218 Shacks in operation, system-wide, of which 129 were domestic company-operated Shacks, 15 were domestic licensed Shacks and 74 were international licensed Shacks.
Development Highlights
During the quarter, we opened five domestic company-operated Shacks, which included our first Shack in Providence, Rhode Island. We opened four international licensed Shacks, which included an international licensed Shack in the City of Shanghai, our first Shack to open in mainland China. Additionally, we opened three domestic licensed Shacks at Dallas Fort Worth Airport, Phoenix Sky Harbor International Airport and Cleveland Hopkins International Airport, further executing on our growth strategy within airports.
Financial Highlights for the First Quarter 2019 compared to the First Quarter 2018:

▪	Total revenue increased 33.8% to $132.6 million.

▪	Shack sales increased 33.8% to $128.6 million.

▪	Same-Shack sales increased 3.6%.

▪	Shack system-wide sales increased 33.5% to $195.2 million.

▪
Operating income was $5.2 million, or 3.9% of total revenue, which included the impact of costs associated with Project Concrete and other one-time items totaling $0.5 million, resulting in a decrease of 20.8%.

▪	Shack-level operating profit*, a non-GAAP measure, increased 12.5% to $27.0 million, or 21.0% of Shack sales.

▪	Net income was $3.6 million and adjusted EBITDA*, a non-GAAP measure, increased 10.4% to $17.8 million.

▪	Twelve system-wide Shack openings, comprised of five domestic company-operated Shacks and seven licensed Shacks.

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

27 | Shake Shack Inc. Form 10-Q

We continued to execute our strategic growth plan in 2019 and the first quarter was positively impacted by the incremental sales from the 34 new domestic company-operated Shacks opened between March 28, 2018 and March 27, 2019, partially offset by: (i) increased food and paper costs due to expenses related to our promotional launch of Chick'n Bites, higher commodity costs and an increase in packaging costs associated with our digital channel growth; (ii) increased labor and related expenses resulting from ongoing increases in minimum wages, regulatory factors, such as the Fair Workweek legislation in New York City, as well as higher labor costs from the Shacks that opened at the end of fiscal 2018, which typically carry higher labor costs during the first few months of operations and were exacerbated with a compressed opening schedule; (iii) delivery commissions paid as part of our digital growth; (iv) impact related to the adoption of the new lease accounting standard; and (v) the addition of new Shacks at a broader range of average unit volumes.
Net income attributable to Shake Shack Inc. was $2.5 million, or $0.08 per diluted share, for the first quarter of 2019, compared to $3.5 million, or $0.13 per diluted share, for the same period last year. On an adjusted pro forma basis, which excludes certain non-recurring and other items and also assumes that all outstanding LLC Interests were exchanged for shares of Class A common stock as of the beginning of the period, we would have recognized net income of $4.9 million, or $0.13 per fully exchanged and diluted share, for the first quarter of 2019 compared to $5.7 million, or $0.15 per fully exchanged and diluted share for the first quarter of 2018, a decrease of 12.5%.
FISCAL 2019 OUTLOOK

These forward-looking projections are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of our Form 10-K for the fiscal year ended December 26, 2018 under the heading “Risk Factors.” These forward-looking projections should be reviewed in conjunction with the consolidated financial statements and the section titled “Trends in Our Business” which forms the basis of our assumptions used to prepare these forward-looking projections. You should not attribute undue certainty to these projections and we undertake no obligation to revise or update any forward-looking information, except as required by law.

Shake Shack Inc. Form 10-Q | 28

For the fiscal year ending December 25, 2019, we have revised our financial outlook to the following with changes from the previous outlook in bold:

	Current Outlook	Previous Outlook
Total revenue (inclusive of licensing revenue)	$576 million to $582 million	$570 million to $576 million
Licensing revenue	$15 million to $16 million	$15 million to $16 million
Same-Shack sales growth (%)(1)	1% to 2%	0% to 1%
Domestic company-operated Shack openings	36 to 40	36 to 40
Licensed Shack openings, net	16 to 18	16 to 18
Average annual sales volume for domestic company-operated Shacks	$4.0 million to $4.1 million	$4.0 million to $4.1 million
Shack-level operating profit margin (%)(2)(3)	23.0% to 24.0%	23.0% to 24.0%
Total general and administrative expenses	$66.4 million to $68.2 million	$66.4 million to $68.2 million
Core general and administrative	$56 million to $57 million	$56 million to $57 million
Equity-based compensation	$7.4 million to $7.7 million	$7.4 million to $7.7 million
One-time costs related to Project Concrete	$3.0 million to $3.5 million	$3.0 million to $3.5 million
Project Concrete capital spend	approximately $4 million	approximately $4 million
Depreciation expense	$41 million to $42 million	$41 million to $42 million
Pre-opening costs	$13 million to $14 million	$13 million to $14 million
Interest expense	$0.3 million to $0.4 million	$0.3 million to $0.4 million
Adjusted pro forma effective tax rate (%)(4)	26.5% to 27.5%	26.5% to 27.5%

(1)	Includes approximately 1.5% of menu price increases taken in December 2018.
(2) Includes approximately 50 bps of impact from the adoption of the new lease accounting standard.

(3)
Shack-level operating profit margin is a non-GAAP measure. A reconciliation to the most directly comparable GAAP measure, operating income, has not been provided as we cannot project certain reconciling items, such as gains or losses on disposal of property and equipment, without unreasonable effort given the uncertainty around the timing and amount of such losses or gains. Losses on disposal of property and equipment were less than $1 million for each of the fiscal years 2018, 2017 and 2016.

(4)
Adjusted pro forma effective tax rate is a non-GAAP measure. A reconciliation to the most directly comparable GAAP measure, income tax expense, has not been provided as we cannot project income tax expense without unreasonable effort due to our inability to predict changes in our ownership interest in SSE Holdings resulting from redemptions of LLC Interests by non-controlling interest holders and equity-based award activity. Income tax expense for fiscal years 2018, 2017 and 2016 was $8.9 million, $151.4 million and $6.4 million, respectively.

29 | Shake Shack Inc. Form 10-Q

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the thirteen weeks ended March 27, 2019 and March 28, 2018:

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 27 2019		March 28 2018
Shack sales	$128,569	97.0%	$96,089	96.9%
Licensing revenue	4,040	3.0%	3,027	3.1%
TOTAL REVENUE	132,609	100.0%	99,116	100.0%
Shack-level operating expenses(1):
Food and paper costs	37,991	29.5%	26,955	28.1%
Labor and related expenses	37,093	28.9%	26,687	27.8%
Other operating expenses	15,568	12.1%	10,759	11.2%
Occupancy and related expenses	10,899	8.5%	7,675	8.0%
General and administrative expenses	13,937	10.5%	11,809	11.9%
Depreciation expense	8,966	6.8%	6,498	6.6%
Pre-opening costs	2,642	2.0%	2,029	2.0%
Loss on disposal of property and equipment	351	0.3%	190	0.2%
TOTAL EXPENSES	127,447	96.1%	92,602	93.4%
OPERATING INCOME	5,162	3.9%	6,514	6.6%
Other income, net	564	0.4%	228	0.2%
Interest expense	(72)	(0.1)%	(565)	(0.6)%
INCOME BEFORE INCOME TAXES	5,654	4.3%	6,177	6.2%
Income tax expense	2,047	1.5%	1,198	1.2%
NET INCOME	3,607	2.7%	4,979	5.0%
Less: net loss attributable to non-controlling interests	1,061	0.8%	1,471	1.5%
NET INCOME ATTRIBUTABLE TO SHAKE SHACK INC.	$2,546	1.9%	$3,508	3.5%

(1)	As a percentage of Shack sales.
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

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 27 2019	March 28 2018
Shack sales	$128,569	$96,089
Percentage of total revenue	97.0%	96.9%
Dollar change compared to prior year	$32,480
Percentage change compared to prior year	33.8%
The growth in Shack sales was driven by the opening of 34 new domestic company-operated Shacks between March 28, 2018 and March 27, 2019. Same-Shack sales increased $2.6 million, or 3.6%. The increase in same-Shack sales consisted of an increase in guest traffic of 1.6% and a combined increase in price and sales mix of 2.0%. For purposes of calculating same-Shack sales growth, Shack sales for 66 Shacks were included in the comparable Shack base.

Shake Shack Inc. Form 10-Q | 30

Licensing Revenue
Licensing revenue is comprised of sales-based royalty fees and amortization of certain upfront fees, including opening fees for certain licensed Shacks and initial territory fees received for the exclusive right to develop Shacks in a specific geographic area.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 27 2019	March 28 2018
Licensing revenue	$4,040	$3,027
Percentage of total revenue	3.0%	3.1%
Dollar change compared to prior year	$1,013
Percentage change compared to prior year	33.5%
The increase in licensing revenue was primarily driven by a net increase of 16 Shacks opening between March 28, 2018 and March 27, 2019.
Food and Paper Costs
Food and paper costs include the direct costs associated with food, beverage and packaging of our menu items. The components of food and paper costs are variable by nature, change with sales volume, are impacted by menu mix and are subject to increases or decreases in commodity costs.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 27 2019	March 28 2018
Food and paper costs	$37,991	$26,955
Percentage of Shack sales	29.5%	28.1%
Dollar change compared to prior year	$11,036
Percentage change compared to prior year	40.9%
The increase in food and paper costs for the thirteen weeks ended March 27, 2019 was primarily due to the opening of 34 new domestic company-operated Shacks between March 28, 2018 and March 27, 2019. The increase in food and paper costs as a percentage of Shack sales for the thirteen weeks ended March 27, 2019 was the result of a number of factors including: (i) increased costs associated with our promotional launch of Chick'n Bites; (ii) higher commodity costs, in particular beef; (iii) and an increase in packaging costs associated with our digital channel growth.
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

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 27 2019	March 28 2018
Labor and related expenses	$37,093	$26,687
Percentage of Shack sales	28.9%	27.8%
Dollar change compared to prior year	$10,406
Percentage change compared to prior year	39.0%
The increase in labor and related expenses for the thirteen weeks ended March 27, 2019 was primarily due to the opening of 34 new domestic company-operated Shacks between March 28, 2018 and March 27, 2019. As a percentage of Shack sales, the

31 | Shake Shack Inc. Form 10-Q

increase in labor and related expenses for the thirteen weeks ended March 27, 2019 was primarily due to increased labor and related expenses resulting from ongoing increases in minimum wages and regulatory factors, such as the Fair Workweek legislation in New York City, as well as higher labor costs from the Shacks that opened at the end of fiscal 2018, which typically carry higher labor costs during the first few months of operations and were exacerbated with a compressed opening schedule.
Other Operating Expenses
Other operating expenses consist of Shack-level marketing expenses, repairs and maintenance, utilities and other operating expenses incidental to operating our domestic company-operated Shacks, such as non-perishable supplies, credit card fees, delivery commissions and business insurance.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 27 2019	March 28 2018
Other operating expenses	$15,568	$10,759
Percentage of Shack sales	12.1%	11.2%
Dollar change compared to prior year	$4,809
Percentage change compared to prior year	44.7%
The increase in other operating expenses for the thirteen weeks ended March 27, 2019 was primarily due to the opening of 34 new domestic company-operated Shacks between March 28, 2018 and March 27, 2019. As a percentage of Shack sales, the increase in other operating expenses for the thirteen weeks ended March 27, 2019 was primarily due to delivery commissions paid as part of our digital growth.
Occupancy and Related Expenses
Occupancy and related expenses consist of Shack-level occupancy expenses (including rent, common area expenses and certain local taxes), excluding pre-opening costs, which are recorded separately. We adopted the new lease accounting standard on December 27, 2018, refer to "Note 9: Leases" under Part I, Item 1 of this Form 10-Q for further details on the impact to occupancy and related expenses.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 27 2019	March 28 2018
Occupancy and related expenses	$10,899	$7,675
Percentage of Shack sales	8.5%	8.0%
Dollar change compared to prior year	$3,224
Percentage change compared to prior year	42.0%
The increase in occupancy and related expenses for the thirteen weeks ended March 27, 2019 was primarily due to the opening of 34 new domestic company-operated Shacks between March 28, 2018 and March 27, 2019. As a percentage of Shack sales, the increase in occupancy and related expenses for the thirteen weeks ended March 27, 2019 was primarily due to the impact from the new accounting lease standard adopted in fiscal 2019.
General and Administrative Expenses
General and administrative expenses consist of costs associated with Home Office and administrative functions that support Shack development and operations, as well as equity-based compensation expense.

Shake Shack Inc. Form 10-Q | 32

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 27 2019	March 28 2018
General and administrative expenses	$13,937	$11,809
Percentage of total revenue	10.5%	11.9%
Dollar change compared to prior year	$2,128
Percentage change compared to prior year	18.0%
The increase in general and administrative expenses for the thirteen weeks ended March 27, 2019 was primarily due to an increase in investment across all areas of our business including foundational infrastructure upgrades to support our ongoing growth initiatives, with costs of $0.5 million related to Project Concrete and other one-time charges. As a percentage of total revenue, the decrease in general and administrative expenses for the thirteen weeks ended March 27, 2019 was primarily due to the increased levels of Shack sales.
Depreciation Expense
Depreciation expense consists of the depreciation of fixed assets, including leasehold improvements and equipment, as well as financing equipment lease assets beginning upon the new lease accounting standard adoption on December 27, 2018.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 27 2019	March 28 2018
Depreciation expense	$8,966	$6,498
Percentage of total revenue	6.8%	6.6%
Dollar change compared to prior year	$2,468
Percentage change compared to prior year	38.0%
The increase in depreciation expense for the thirteen weeks ended March 27, 2019 was primarily due to incremental depreciation of capital expenditures related to the opening of 34 new domestic company-operated Shacks between March 28, 2018 and March 27, 2019. As a percentage of total revenue, the increase in depreciation expense for the thirteen weeks ended March 27, 2019 were primarily due to the entry of Shacks at various volumes into the system and the impact of the new lease accounting standard adopted in fiscal 2019.
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

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 27 2019	March 28 2018
Pre-opening costs	$2,642	$2,029
Percentage of total revenue	2.0%	2.0%
Dollar change compared to prior year	$613
Percentage change compared to prior year	30.2%
The increase in pre-opening costs for the thirteen weeks ended March 27, 2019 was due to the timing and total number of new domestic company-operated Shacks expected to open.

33 | Shake Shack Inc. Form 10-Q

Loss on Disposal of Property and Equipment
Loss on disposal of property and equipment represents the net book value of assets that have been retired and consists primarily of furniture, equipment and fixtures that were replaced in the normal course of business.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 27 2019	March 28 2018
Loss on disposal of property and equipment	$351	$190
Percentage of total revenue	0.3%	0.2%
Dollar change compared to prior year	$161
Percentage change compared to prior year	84.7%
The loss on disposal of property and equipment for the thirteen weeks ended March 27, 2019 and March 28, 2018 was not material.
Other Income, net
Other income consists of interest income, dividend income, adjustments to liabilities under our tax receivable agreement and net realized and unrealized gains and losses from the sale of marketable securities.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 27 2019	March 28 2018
Other income, net	$564	$228
Percentage of total revenue	0.4%	0.2%
Dollar change compared to prior year	$336
Percentage change compared to prior year	147.4%
The increase in other income, net for the thirteen weeks ended March 27, 2019 was primarily related to dividend income and unrealized gains related to our investments in marketable securities.
Interest Expense
Interest expense primarily consists of amortization of deferred financing costs, imputed interest on deferred compensation, interest on the current portion of our liabilities under the Tax Receivable Agreement, interest and fees on our Revolving Credit Facility, interest expense related to finance leases, as well as the imputed interest on our deemed landlord financing liability for periods before the new lease accounting standard adopted on December 27, 2018.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 27 2019	March 28 2018
Interest expense	$(72)	$(565)
Percentage of total revenue	(0.1)%	(0.6)%
Dollar change compared to prior year	$493
Percentage change compared to prior year	(87.3)%
The decrease in interest expense was primarily due to the leases where we were deemed to be the accounting owner in the prior year, but are no longer considered to be after the adoption of the new lease accounting standard.
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

Shake Shack Inc. Form 10-Q | 34

its members, including us, on a pro rata basis. We are subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income or loss generated by SSE Holdings.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 27 2019	March 28 2018
Income tax expense	$2,047	$1,198
Percentage of total revenue	1.5%	1.2%
Dollar change compared to prior year	$849
Percentage change compared to prior year	70.9%
The increase in income tax expense for the thirteen weeks ended March 27, 2019 was primarily driven by the impact of the of the new lease accounting standard adopted on December 27, 2018, as well as the increase in our ownership interest in SSE Holdings. As our ownership interest in SSE Holdings increases, our share of the taxable income of SSE Holdings also increases. Our weighted-average ownership interest in SSE Holdings increased to 79.7% from 73.5% for the thirteen weeks ended March 27, 2019 and March 28, 2018, respectively. Our effective income tax rate increased to 36.2% from 19.4% for the thirteen weeks ended March 27, 2019 and March 28, 2018, respectively, primarily due to the aforementioned items.
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

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 27 2019	March 28 2018
Net income attributable to non-controlling interests	$1,061	$1,471
Percentage of total revenue	0.8%	1.5%
Dollar change compared to prior year	$(410)
Percentage change compared to prior year	(27.9)%
The decrease in net income attributable to non-controlling interests for the thirteen weeks ended March 27, 2019 was primarily driven by an increase in our weighted-average ownership interest in SSE Holdings to 79.7% from 73.5% for the thirteen weeks ended March 28, 2018 as a result of redemptions of LLC Interests.

35 | Shake Shack Inc. Form 10-Q

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

Shake Shack Inc. Form 10-Q | 36

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 27 2019	March 28 2018
Operating income	$5,162	$6,514
Less:
Licensing revenue	4,040	3,027
Add:
General and administrative expenses	13,937	11,809
Depreciation expense	8,966	6,498
Pre-opening costs	2,642	2,029
Loss on disposal of property and equipment	351	190
Shack-level operating profit	$27,018	$24,013

Total revenue	$132,609	$99,116
Less: licensing revenue	4,040	3,027
Shack sales	$128,569	$96,089

Shack-level operating profit margin	21.0%	25.0%

EBITDA and Adjusted EBITDA
EBITDA is defined as net income before interest expense (net of interest income), income tax expense and depreciation and amortization expense. Adjusted EBITDA is defined as EBITDA (as defined above) excluding equity-based compensation expense, deferred lease costs, losses on the disposal of property and equipment, as well as certain non-recurring items that we don't believe directly reflect our core operations and may not be indicative of our recurring business operations.
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

37 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 27 2019	March 28 2018
Net income	$3,607	$4,979
Depreciation expense	8,966	6,498
Interest expense, net	72	558
Income tax expense	2,047	1,198
EBITDA	14,692	13,233

Equity-based compensation	1,720	1,437
Deferred lease costs(1)	585	69
Loss on disposal of property and equipment	351	190
Other income related to adjustment of liabilities under tax receivable agreement	(14)	—
Executive transition costs (2)	38	—
Project concrete (3)	472	239
Costs related to relocation of Home Office (4)	—	998
ADJUSTED EBITDA	$17,844	$16,166

Adjusted EBITDA margin(5)	13.5%	16.3%

(1)
Reflects the extent to which lease expense is greater than or less than cash lease payments. As a result of adoption of the new lease accounting standard on December 27, 2018, these lease costs may also include certain additional lease components, such as common area maintenance costs and property taxes, that were previously not included in lease expense for prior periods.

(2)	Represents fees paid in connection with the search for certain of our executive and key management positions.
(3) Represents consulting and advisory fees related to our enterprise-wide system upgrade initiative called Project Concrete.
(4) Costs incurred in connection with our relocation to a new Home Office.
(5) Calculated as a percentage of total revenue.

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

Shake Shack Inc. Form 10-Q | 38

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

	Thirteen Weeks Ended
(in thousands, except per share amounts)	March 27 2019	March 28 2018
Numerator:
Net income attributable to Shake Shack Inc.	$2,546	$3,508
Adjustments:
Reallocation of net income attributable to non-controlling interests from the assumed exchange of LLC Interests(1)	1,061	1,471
Executive transition costs(2)	38	—
Project Concrete(3)	472	239
Costs related to relocation of Home Office(4)	—	998
Other income related to adjustment of liabilities under tax receivable agreement	(14)	—
Tax effect of change in tax basis related to the adoption of new accounting pronouncements(5)	1,161	(311)
Income tax expense(6)	(315)	(246)
Adjusted pro forma net income	$4,949	$5,659
Denominator:
Weighted-average shares of Class A common stock outstanding—diluted	30,392	27,822
Adjustments:
Assumed exchange of LLC Interests for shares of Class A common stock(1)	7,539	9,761
Adjusted pro forma fully exchanged weighted-average shares of Class A common stock outstanding—diluted	37,931	37,583
Adjusted pro forma earnings per fully exchanged share—diluted	$0.13	$0.15

	Thirteen Weeks Ended
	March 27 2019	March 28 2018
Earnings per share of Class A common stock - diluted	$0.08	$0.13
Assumed exchange of LLC Interests for shares of Class A common stock(1)	0.01	0.01
Non-GAAP adjustments(7)	0.04	0.01
Adjusted pro forma earnings per fully exchanged share—diluted	$0.13	$0.15

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
(4) Costs incurred in connection with our relocation to a new Home Office.
(5) Represents tax effect of change in tax basis related to the adoption of the new lease accounting standard for the thirteen weeks ended March 27, 2019 and the revenue recognition standard for the thirteen weeks ended March 28, 2018.

(6)
Represents the tax effect of the aforementioned adjustments and pro forma adjustments to reflect corporate income taxes at assumed effective tax rates of 19.5% and 23.7% for the thirteen weeks ended March 27, 2019 and March 28, 2018, respectively.

(7) Represents the per share impact of non-GAAP adjustments for each period. Refer to the reconciliation of Adjusted Pro Forma Net Income above for further details.

39 | Shake Shack Inc. Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, short-term investments and availability under our Revolving Credit Facility. As of March 27, 2019, we maintained a cash and cash equivalents balance of $31.9 million, a short-term investments balance of $47.7 million and had $19.3 million of availability under our Revolving Credit Facility.
Our primary requirements for liquidity are to fund our working capital needs, operating and finance lease obligations, capital expenditures and general corporate needs. Our requirements for working capital are not significant because our guests pay for their food and beverage purchases in cash or on debit or credit cards at the time of the sale and we are able to sell many of our inventory items before payment is due to the supplier of such items. Our ongoing capital expenditures are principally related to opening new Shacks, existing Shack capital investments (both for remodels and maintenance), as well as investments in our corporate infrastructure.
In addition, we are obligated to make payments to certain members of SSE Holdings under the Tax Receivable Agreement. As of March 27, 2019, such obligations totaled $204.6 million. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. Although the amount of any payments that must be made under the Tax Receivable Agreement may be significant, the timing of these payments will vary and will generally be limited to one payment per member per year. The amount of such payments are also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us or to SSE Holdings, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
We believe that cash provided by operating activities, cash on hand and availability under the Revolving Credit Facility will be sufficient to fund our operating lease obligations, capital expenditures, deemed landlord financing obligations and working capital needs for at least the next 12 months and the foreseeable future.
Summary of Cash Flows
The following table presents a summary of our cash flows from operating, investing and financing activities.

	Thirteen Weeks Ended
(in thousands)	March 27 2019	March 28 2018
Net cash provided by operating activities	$17,199	$19,133
Net cash used in investing activities	(10,374)	(15,851)
Net cash provided by financing activities	322	1,835
Increase in cash	7,147	5,117
Cash at beginning of period	24,750	21,507
Cash at end of period	$31,897	$26,624
Operating Activities
For the thirteen weeks ended March 27, 2019 net cash provided by operating activities was $17.2 million compared to $19.1 million for the thirteen weeks ended March 28, 2018, a decrease of $1.9 million. This decrease was primarily driven by a decline in Shack-level operating profit margins combined with additional spending on investments including foundational infrastructure upgrades to support our ongoing growth initiatives.
Investing Activities
For the thirteen weeks ended March 27, 2019 net cash used in investing activities was $10.4 million compared to $15.9 million for the thirteen weeks ended March 28, 2018, a decrease of $5.5 million. This decrease was primarily due to an increase of $12.9

Shake Shack Inc. Form 10-Q | 40

million of proceeds from sales of marketable securities offset by an increase of $7.3 million in capital expenditures, with the opening of 34 new domestic company-operated Shacks.
Financing Activities
For the thirteen weeks ended March 27, 2019 net cash provided by financing activities was $0.3 million compared to $1.8 million for the thirteen weeks ended March 28, 2018, a decrease of $1.5 million. This decrease is primarily due to increased payments of $0.7 million made under the Tax Receivable Agreement and distributions to our non-controlling interest holders during the thirteen weeks ended March 27, 2019, as well as the impact from adopting the new lease accounting standard, where we no longer receive proceeds or make payments related to deemed landlord financing, as we are not deemed to be the accounting owner, offset by payments on the principal of our financing leases.
Revolving Credit Facility
We maintain a Revolving Credit Facility that provides for a revolving total commitment amount of $50.0 million, of which $20.0 million is available immediately. The Revolving Credit Facility will mature and all amounts outstanding will be due and payable in February 2020. The Revolving Credit Facility permits the issuance of letters of credit upon our request of up to $10.0 million. Borrowings under the Revolving Credit Facility bear interest at either: (i) LIBOR plus a percentage ranging from 2.3% to 3.3% or (ii) the prime rate plus a percentage ranging from 0.0% to 0.8%, depending on the type of borrowing made under the Revolving Credit Facility. As of March 27, 2019, there were no amounts outstanding under the Revolving Credit Facility. We had $19.3 million of availability, as of March 27, 2019, after giving effect to $0.7 million in outstanding letters of credit.
The Revolving Credit Facility is secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' wholly-owned domestic subsidiaries (with certain exceptions).
The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability to, subject to specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; pay dividends or make distributions; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the Revolving Credit Facility contains certain cross-default provisions. We are required to maintain a specified consolidated fixed-charge coverage ratio and a specified funded net debt to adjusted EBITDA ratio, both as defined under the Revolving Credit Facility. As of March 27, 2019, we were in compliance with all covenants.
CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 26, 2018, other than those made in the ordinary course of business.
OFF-BALANCE SHEET ARRANGEMENTS

There have been no other material changes to our off-balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 26, 2018.

41 | Shake Shack Inc. Form 10-Q

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our consolidated financial condition and results of operations is based upon the accompanying condensed consolidated financial statements and notes thereto, which have been prepared in accordance with GAAP. The preparation of the condensed consolidated financial statements requires us to make estimates, judgments and assumptions, which we believe to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Variances in the estimates or assumptions used to actual experience could yield materially different accounting results. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances. There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 26, 2018, except for those made in connection with the adoption of ASC 842. See "Note 9: Leases" under Part I, Item 1 of this Form 10-Q.
Recently Issued Accounting Pronouncements
See "Note 2: Summary of Significant Accounting Policies—Recently Issued Accounting Pronouncements” under Part I, Item 1 of this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to our exposure to market risks as described in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 26, 2018.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 27, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Shake Shack Inc. Form 10-Q | 42

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
The information required by this Item is incorporated by reference to Part I, Item 1, Note 15: Commitments and Contingencies—Legal Contingencies.
Item 1A. Risk Factors.
There have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 26, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

43 | Shake Shack Inc. Form 10-Q

Item 6. Exhibits.

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Shake Shack Inc., effective February 4, 2015	8-K	3.1	2/10/2015
3.2	Amended and Restated Bylaws of Shack Shake Inc., dated February 4, 2015	8-K	3.2	2/10/2015
4.1	Form of Class A Common Stock Certificate	S-1/A	4.1	1/28/2015
10.1	Amendment No. 2 to the Shake Shack Inc. 2015 Incentive Award Plan, dated February 5, 2019				*
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				#
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*

#	Furnished herewith.

Shake Shack Inc. Form 10-Q | 44

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shake Shack Inc.
(Registrant)

Date: May 6, 2019	By:	/s/ Randy Garutti
Randy Garutti
Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: May 6, 2019	By:	/s/ Tara Comonte
Tara Comonte
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

45 | Shake Shack Inc. Form 10-Q