Form 10-Q
period 2019-06-26
Shake Shack Inc.
filed 2019-08-05
CIK 1620533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ______
Commission file number: 001-36823

SHAKE SHACK INC.
(Exact name of registrant as specified in its charter)

Delaware			47-1941186
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification No.)
225 Varick Street
Suite 301
	New York,	New York	10014
	(Address of principal executive offices)		(Zip Code)
(646) 747-7200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.001	SHAK	New York Stock Exchange

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule-405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of July 24, 2019, there were 30,558,210 shares of Class A common stock outstanding and 6,731,209 shares of Class B common stock outstanding.

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

Shake Shack Inc. Form 10-Q | 1

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).

2 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	June 26 2019	December 26 2018
ASSETS
Current assets:
Cash and cash equivalents	$29,733	$24,750
Marketable securities	36,081	62,113
Accounts receivable	13,661	10,523
Inventories	1,692	1,749
Prepaid expenses and other current assets	5,698	1,984
Total current assets	86,865	101,119
Property and equipment, net	285,892	261,854
Operating lease assets	257,969	—
Deferred income taxes, net	258,132	242,533
Other assets	9,386	5,026
TOTAL ASSETS	$898,244	$610,532
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,828	$12,467
Accrued expenses	25,567	22,799
Accrued wages and related liabilities	9,381	10,652
Operating lease liabilities, current	24,139	—
Other current liabilities	16,097	14,030
Total current liabilities	79,012	59,948
Deemed landlord financing	—	20,846
Deferred rent	—	47,864
Long-term operating lease liabilities	292,643	—
Liabilities under tax receivable agreement, net of current portion	212,302	197,921
Other long-term liabilities	13,614	10,498
Total liabilities	597,571	337,077
Commitments and contingencies
Stockholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of June 26, 2019 and December 26, 2018.	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 30,557,685 and 29,520,833 shares issued and outstanding as of June 26, 2019 and December 26, 2018, respectively.	31	30
Class B common stock, $0.001 par value—35,000,000 shares authorized; 6,731,209 and 7,557,347 shares issued and outstanding as of June 26, 2019 and December 26, 2018, respectively.	7	8
Additional paid-in capital	208,866	195,633
Retained earnings	46,116	30,404
Total stockholders' equity attributable to Shake Shack Inc.	255,020	226,075
Non-controlling interests	45,653	47,380
Total equity	300,673	273,455
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$898,244	$610,532
See accompanying Notes to Condensed Consolidated Financial Statements.

Shake Shack Inc. Form 10-Q | 3

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26 2019	June 27 2018	June 26 2019	June 27 2018
Shack sales	$147,876	$112,898	$276,445	$208,987
Licensing revenue	4,837	3,384	8,877	6,411
TOTAL REVENUE	152,713	116,282	285,322	215,398
Shack-level operating expenses:
Food and paper costs	42,899	31,678	80,890	58,633
Labor and related expenses	40,197	29,732	77,290	56,419
Other operating expenses	16,755	12,281	32,323	23,040
Occupancy and related expenses	11,873	7,401	22,772	15,076
General and administrative expenses	15,393	12,587	29,330	24,396
Depreciation expense	9,799	6,968	18,765	13,466
Pre-opening costs	3,549	2,421	6,191	4,450
Loss on disposal of property and equipment	377	196	728	386
TOTAL EXPENSES	140,842	103,264	268,289	195,866
OPERATING INCOME	11,871	13,018	17,033	19,532
Other income, net	447	406	1,011	634
Interest expense	(97)	(613)	(169)	(1,178)
INCOME BEFORE INCOME TAXES	12,221	12,811	17,875	18,988
Income tax expense	1,050	2,240	3,097	3,438
NET INCOME	11,171	10,571	14,778	15,550
Less: net income attributable to non-controlling interests	2,141	2,967	3,202	4,438
NET INCOME ATTRIBUTABLE TO SHAKE SHACK INC.	$9,030	$7,604	$11,576	$11,112
Earnings per share of Class A common stock:
Basic	$0.30	$0.27	$0.39	$0.41
Diluted	$0.29	$0.26	$0.38	$0.39
Weighted-average shares of Class A common stock outstanding:
Basic	30,122	27,796	29,842	27,418
Diluted	31,015	28,754	30,703	28,288
See accompanying Notes to Condensed Consolidated Financial Statements.

4 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26 2019	June 27 2018	June 26 2019	June 27 2018
Net income	$11,171	$10,571	$14,778	$15,550
Other comprehensive income, net of tax:
Available-for-sale securities(1):
Change in net unrealized holding gains (losses)	—	—	—	(3)
Less: reclassification adjustments for net realized losses included in net income	—	—	—	16
Net change	—	—	—	13
OTHER COMPREHENSIVE INCOME	—	—	—	13
COMPREHENSIVE INCOME	11,171	10,571	14,778	15,563
Less: comprehensive income attributable to non-controlling interest	2,141	2,967	3,202	4,441
COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAKE SHACK INC.	$9,030	$7,604	$11,576	$11,122
(1) Net of tax benefit (expense) of $0 for the thirteen and twenty-six weeks ended June 26, 2019 and June 27, 2018.
See accompanying Notes to Condensed Consolidated Financial Statements.

Shake Shack Inc. Form 10-Q | 5

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands, except share amounts)

For the Thirteen Weeks Ended June 26, 2019 and June 27, 2018
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE, MARCH 27, 2019	29,698,228	$31	7,453,515	$7	$199,315	$37,086	$—	$49,299	$285,738
Net income						9,030		2,141	11,171
Equity-based compensation					2,263				2,263
Activity under stock compensation plans	137,151	—			(43)			657	614
Redemption of LLC Interests	722,306	—	(722,306)	—	4,886			(4,886)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					2,445				2,445
Distributions paid to non-controlling interest holders								(1,558)	(1,558)
BALANCE, JUNE 26, 2019	30,557,685	$31	6,731,209	$7	$208,866	$46,116	$—	$45,653	$300,673

BALANCE, MARCH 28, 2018	27,627,553	$28	9,220,236	$9	163,372	18,733	—	50,991	233,133
Net income						7,604		2,967	10,571
Equity-based compensation					1,418				1,418
Activity under stock compensation plans	183,134	—			1,237			853	2,090
Redemption of LLC Interests	295,644	—	(295,644)	—	1,801			(1,801)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					9,822				9,822
Distributions paid to non-controlling interest holders								(587)	(587)
BALANCE, JUNE 27, 2018	28,106,331	$28	8,924,592	$9	$177,650	$26,337	$—	$52,423	$256,447

6 | Shake Shack Inc. Form 10-Q

For the Twenty-Six Weeks Ended June 26, 2019 and June 27, 2018
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 26, 2018	29,520,833	$30	7,557,347	$8	$195,633	$30,404	$—	$47,380	$273,455
Cumulative effect of accounting changes						4,136		1,059	5,195
Net income						11,576		3,202	14,778
Other comprehensive income:
Net change related to available-for-sale securities							—	—	—
Equity-based compensation					4,010				4,010
Activity under stock compensation plans	210,714	—			932			1,159	2,091
Redemption of LLC Interests	826,138	1	(826,138)	(1)	5,480			(5,480)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					2,811				2,811
Distributions paid to non-controlling interest holders								(1,667)	(1,667)
BALANCE, JUNE 26, 2019	30,557,685	$31	6,731,209	$7	$208,866	$46,116	$—	$45,653	$300,673

BALANCE, DECEMBER 27, 2017	26,527,477	27	10,250,007	10	153,105	16,399	(49)	54,987	224,479
Cumulative effect of accounting changes						(1,174)	39	(439)	(1,574)
Net income						11,112		4,438	15,550
Other comprehensive income:
Net change related to available-for-sale securities							10	3	13
Equity-based compensation					2,873				2,873
Activity under stock compensation plans	253,439	—			2,103			1,463	3,566
Redemption of LLC Interests	1,325,415	1	(1,325,415)	(1)	7,359			(7,359)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					12,210				12,210
Distributions paid to non-controlling interest holders								(670)	(670)
BALANCE, JUNE 27, 2018	28,106,331	$28	8,924,592	$9	$177,650	$26,337	$—	$52,423	$256,447

See accompanying Notes to Condensed Consolidated Financial Statements.

Shake Shack Inc. Form 10-Q | 7

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Twenty-Six Weeks Ended
	June 26 2019	June 27 2018
OPERATING ACTIVITIES
Net income (including amounts attributable to non-controlling interests)	$14,778	$15,550
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	18,765	13,466
Non-cash operating lease cost	18,765	—
Equity-based compensation	3,872	2,834
Deferred income taxes	317	805
Non-cash interest expense	—	72
(Gain) loss on sale of marketable securities	(22)	16
Loss on disposal of property and equipment	728	386
Unrealized (gain) loss on available-for-sale securities	(231)	61
Other non-cash expense	2	—
Net loss on sublease	—	672
Changes in operating assets and liabilities:
Accounts receivable	7,252	1,777
Inventories	57	20
Prepaid expenses and other current assets	(3,908)	105
Other assets	(5,354)	(487)
Accounts payable	(5,202)	188
Accrued expenses	3,870	2,590
Accrued wages and related liabilities	(1,271)	587
Other current liabilities	862	(661)
Deferred rent	—	(71)
Long-term operating lease liabilities	(17,408)	—
Other long-term liabilities	19	2,964
NET CASH PROVIDED BY OPERATING ACTIVITIES	35,891	40,874
INVESTING ACTIVITIES
Purchases of property and equipment	(55,998)	(36,364)
Purchases of marketable securities	(715)	(570)
Sales of marketable securities	27,000	2,144
NET CASH USED IN INVESTING ACTIVITIES	(29,713)	(34,790)
FINANCING ACTIVITIES
Proceeds from deemed landlord financing	—	559
Payments on deemed landlord financing	—	(167)
Payments on principal of finance leases	(912)	—
Distributions paid to non-controlling interest holders	(1,667)	(670)
Payments under tax receivable agreement	(707)	—
Proceeds from stock option exercises	3,427	3,566
Employee withholding taxes related to net settled equity awards	(1,336)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,195)	3,288
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,983	9,372
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,750	21,507
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,733	$30,879
See accompanying Notes to Condensed Consolidated Financial Statements.

8 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Shake Shack Inc. Form 10-Q | 9

NOTE 1: NATURE OF OPERATIONS

Shake Shack Inc. ("we," "us," "our," "Shake Shack" and the "Company") was formed on September 23, 2014 as a Delaware corporation for the purpose of facilitating an initial public offering and other related transactions in order to carry on the business of SSE Holdings, LLC and its subsidiaries ("SSE Holdings"). We are the sole managing member of SSE Holdings and, as sole managing member, we operate and control all of the business and affairs of SSE Holdings. As a result, we consolidate the financial results of SSE Holdings and report a non-controlling interest representing the economic interest in SSE Holdings held by the other members of SSE Holdings. As of June 26, 2019 we owned 81.9% of SSE Holdings. Unless the context otherwise requires, "we," "us," "our," "Shake Shack," the "Company" and other similar references, refer to Shake Shack Inc. and, unless otherwise stated, all of its subsidiaries, including SSE Holdings.
We operate and license Shake Shack restaurants ("Shacks"), which serve hamburgers, hot dogs, chicken, crinkle-cut fries, shakes, frozen custard, beer, wine and more. As of June 26, 2019, there were 237 Shacks in operation, system-wide, of which 140 were domestic company-operated Shacks,17 were domestic licensed Shacks and 80 were international licensed Shacks.
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
SSE Holdings is considered a variable interest entity. Shake Shack Inc. is the primary beneficiary as we have the majority economic interest in SSE Holdings and, as the sole managing member, have decision making authority that significantly affects the economic performance of the entity, while the limited partners have no substantive kick-out or participating rights. As a result, we consolidate SSE Holdings. The assets and liabilities of SSE Holdings represent substantially all of our consolidated assets and liabilities with the exception of certain deferred taxes and liabilities under the Tax Receivable Agreement. As of June 26, 2019 and December 26, 2018, the net assets of SSE Holdings were $260,007 and $232,711, respectively. The assets of SSE Holdings are subject to certain restrictions in SSE Holdings' revolving credit agreements. See Note 8 for more information.
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

10 | Shake Shack Inc. Form 10-Q

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
Revenue from sales-based royalties is recognized as the related sales occur.

Shake Shack Inc. Form 10-Q | 11

Revenue recognized during the thirteen and twenty-six weeks ended June 26, 2019 and June 27, 2018, disaggregated by type is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26 2019	June 27 2018	June 26 2019	June 27 2018
Shack sales	$147,876	$112,898	$276,445	$208,987
Licensing revenue:
Sales-based royalties	4,741	3,319	8,645	6,291
Initial territory and opening fees	96	65	232	120
Total revenue	$152,713	$116,282	$285,322	$215,398

The aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of June 26, 2019 is $15,101. We expect to recognize this amount as revenue over a long-term period, as the license term for each Shack ranges from 5 to 20 years. This amount excludes any variable consideration related to sales-based royalties.
Contract Balances
Opening and closing balances of contract liabilities and receivables from contracts with customers is as follows:

	June 26 2019	December 27 2018
Shack sales receivables	$3,311	$2,550
Licensing receivables	3,461	2,616
Gift card liability	1,741	1,796
Deferred revenue, current	389	307
Deferred revenue, long-term	10,002	10,026

Revenue recognized during the thirteen and twenty-six weeks ended June 26, 2019 and June 27, 2018 that was included in their respective liability balances at the beginning of the period is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26 2019	June 27 2018	June 26 2019	June 27 2018
Gift card liability	$105	$102	$383	$408
Deferred revenue, current	85	63	219	118

NOTE 4: FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis as of June 26, 2019 and December 26, 2018, and indicate the classification within the fair value hierarchy.
Cash, Cash Equivalents and Marketable Securities
The following tables summarize our cash, cash equivalents and marketable securities by significant investment categories as of June 26, 2019 and December 26, 2018:

Shake Shack Inc. Form 10-Q | 12

	June 26, 2019
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$24,727	$—	$—	$24,727	$24,727	$—
Level 1:
Money market funds	5,006	—	—	5,006	5,006	—
Mutual funds	35,972	109		36,081	—	36,081
Total	$65,705	$109	$—	$65,814	$29,733	$36,081

	December 26, 2018
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$19,746	$—	$—	$19,746	$19,746	$—
Level 1:
Money market funds	5,004	—	—	5,004	5,004	—
Mutual funds	62,235	—	(122)	62,113	—	62,113
Total	$86,985	$—	$(122)	$86,863	$24,750	$62,113

Net unrealized gains on available-for-sale equity securities totaling $74 and $231 were included on the Condensed Consolidated Statements of Income during the thirteen and twenty-six weeks ended June 26, 2019, respectively. Net unrealized losses on available-for-sale equity securities totaling $23 and $61 were included on the Condensed Consolidated Statements of Income during the thirteen and twenty-six weeks ended June 27, 2018, respectively.
A summary of other income from available-for-sale securities recognized during the thirteen and twenty-six weeks ended June 26, 2019 and June 27, 2018 is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26 2019	June 27 2018	June 26 2019	June 27 2018
Available-for-sale securities:
Dividend income	$351	$329	$743	$604
Interest income	—	—	—	7
Realized gain (loss) on sale of investments	36	—	22	(16)
Unrealized gain (loss) on available-for-sale equity securities	74	(23)	231	(61)
Total other income, net	$461	$306	$996	$534

Shake Shack Inc. Form 10-Q | 13

A summary of available-for-sale securities sold and gross realized gains and losses recognized during the thirteen and twenty-six weeks ended June 26, 2019 and June 27, 2018 is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26 2019	June 27 2018	June 26 2019	June 27 2018
Available-for-sale securities:
Gross proceeds from sales and redemptions	$12,000	$—	$27,000	$2,144
Cost basis of sales and redemptions	11,964	—	26,978	2,160
Gross realized gains included in net income	36	—	36	2
Gross realized losses included in net income	—	—	(14)	(18)
Amounts reclassified out of accumulated other comprehensive loss	—	—	—	16

Realized gains and losses are determined on a specific identification method and are included in other income, net on the Condensed Consolidated Statements of Income.
We periodically review our marketable securities for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. As of December 26, 2018, the decline in the market value of our marketable securities investment portfolio was considered to be temporary in nature.
Other Financial Instruments
The carrying value of our other financial instruments, including accounts receivable, accounts payable, and accrued expenses as of June 26, 2019 and December 26, 2018 approximated their fair value due to the short-term nature of these financial instruments.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets and liabilities that are measured at fair value on a non-recurring basis include our long-lived assets and indefinite-lived intangible assets. There were no impairments recognized during the thirteen and twenty-six weeks ended June 26, 2019 and June 27, 2018.
NOTE 5: INVENTORIES

Inventories as of June 26, 2019 and December 26, 2018 consisted of the following:

	June 26 2019	December 26 2018
Food	$1,261	$1,291
Wine	93	83
Beer	103	95
Beverages	183	203
Retail merchandise	52	77
Inventories	$1,692	$1,749

14 | Shake Shack Inc. Form 10-Q

NOTE 6: PROPERTY AND EQUIPMENT

Property and equipment as of June 26, 2019 and December 26, 2018 consisted of the following:

	June 26 2019	December 26 2018
Leasehold improvements	$259,499	$228,453
Landlord funded assets	—	15,595
Equipment	47,388	40,716
Furniture and fixtures	15,775	14,055
Computer equipment and software	21,384	19,008
Financing equipment lease assets	5,921	—
Construction in progress(1)	37,300	29,474
Property and equipment, gross	387,267	347,301
Less: accumulated depreciation	101,375	85,447
Property and equipment, net	$285,892	$261,854
(1) Construction in progress as of December 26, 2018 includes landlord funded assets under construction.
NOTE 7: SUPPLEMENTAL BALANCE SHEET INFORMATION

The components of other current liabilities as of June 26, 2019 and December 26, 2018 are as follows:

	June 26 2019	December 26 2018
Sales tax payable	$3,525	$3,143
Current portion of liabilities under tax receivable agreement	5,132	5,804
Gift card liability	1,741	1,796
Current portion of financing equipment lease liabilities	1,830	—
Other	3,869	3,287
Other current liabilities	$16,097	$14,030

The components of other long-term liabilities as of June 26, 2019 and December 26, 2018 are as follows:

	June 26 2019	December 26 2018
Deferred licensing revenue	$10,002	$10,026
Long-term portion of financing equipment lease liabilities	3,179	—
Other	433	472
Other long-term liabilities	$13,614	$10,498

Shake Shack Inc. Form 10-Q | 15

NOTE 8: DEBT

In January 2015, we executed a Third Amended and Restated Credit Agreement, which became effective on February 4, 2015 (together with the prior agreements and amendments, and as further amended, the "Revolving Credit Facility"), which provided for a revolving total commitment amount of $50,000, of which $20,000 was available immediately. The Revolving Credit Facility would have matured and all amounts outstanding would have been due and payable five years from the effective date. The Revolving Credit Facility permitted the issuance of letters of credit upon our request of up to $10,000. Borrowings under the Revolving Credit Facility bear interest at either: (i) LIBOR plus a percentage ranging from 2.3% to 3.3% or (ii) the prime rate plus a percentage ranging from 0.0% to 0.8%, depending on the type of borrowing made under the Revolving Credit Facility. As of June 26, 2019 and December 26, 2018, there were no amounts outstanding under the Revolving Credit Facility. As of June 26, 2019, we had $19,317 of availability under the Revolving Credit Facility, after giving effect to $683 in outstanding letters of credit.
The Revolving Credit Facility was secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility was guaranteed by each of SSE Holdings' wholly-owned domestic subsidiaries (with certain exceptions).
The Revolving Credit Facility contained a number of covenants that, among other things, limited our ability to, subject to specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; pay dividends or make distributions; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the Revolving Credit Facility contained certain cross-default provisions. We were required to maintain a specified consolidated fixed-charge coverage ratio and a specified funded net debt to adjusted EBITDA ratio, both as defined under the Revolving Credit Facility.
Subsequent to the quarter ended June 26, 2019, we terminated our Revolving Credit Facility and entered into a new revolving credit facility, refer to Note 17 Subsequent Events for further details.
As of December 26, 2018 we had deemed landlord financing liabilities of $20,846, for certain leases where we were involved in the construction of leased assets and were considered the accounting owner of the construction project. Upon adoption of ASU 2016-02, Leases (Topic 842) on December 27, 2018, we are no longer considered to be the accounting owner of these construction projects and had no deemed landlord financing liabilities on the Condensed Consolidated Balance Sheets as of June 26, 2019. As of June 26, 2019 we had $316,782 of operating lease liabilities and $5,009 of finance lease liabilities on the Condensed Consolidated Balance Sheets, refer to Note 9 Leases for further details.
Total interest costs incurred were $97 and $169 for the thirteen and twenty-six weeks ended June 26, 2019, respectively and $655 and $1,264 for the thirteen and twenty-six weeks ended and June 27, 2018, respectively. Total amounts capitalized into property and equipment were $42 and $86 for the thirteen and twenty-six weeks ended June 27, 2018, respectively. No amounts were capitalized into property and equipment for the thirteen and twenty-six weeks ended June 26, 2019.
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
In addition to the aforementioned practical expedient, we have also elected to:

▪	Adopt the short-term lease exception for leases with terms of twelve months or less and account for them as if they were operating leases under ASC 840; and

16 | Shake Shack Inc. Form 10-Q

▪	Apply the practical expedient of combining lease and non-lease components.

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
We expend cash for leasehold improvements to build out and equip our leased premises. Generally, a portion of the leasehold improvements and building costs are reimbursed by our landlords as landlord incentives pursuant to agreed-upon terms in our lease

Shake Shack Inc. Form 10-Q | 17

agreements. If obtained, landlord incentives usually take the form of cash, full or partial credits against our future minimum or contingent rents otherwise payable by us, or a combination thereof. In most cases, landlord incentives are received after we take possession of the property, as we meet required milestones during the construction of the property. We include these amounts in the measurement of the initial operating lease liability, which are also reflected as a reduction to the initial measurement of the right-of-use asset.
A summary of finance and operating lease right-of-use assets and liabilities as of June 26, 2019 is as follows:

	Classification	June 26 2019
Finance leases	Property and equipment, net	$4,968
Operating leases	Operating lease assets	257,969
Total right-of-use assets		$262,937

Finance leases:
	Other current liabilities	1,830
	Other long-term liabilities	3,179
Operating leases:
	Operating lease liabilities, current	24,139
	Long-term operating lease liabilities	292,643
Total lease liabilities		$321,791
The components of lease expense for the thirteen and twenty-six weeks ended June 26, 2019 were as follows:

		Thirteen Weeks Ended	Twenty-Six Weeks Ended
	Classification	June 26 2019	June 26 2019
Finance lease cost:
Amortization of right-of-use assets	Depreciation expense	$619	$953
Interest on lease liabilities	Interest expense	55	96
Operating lease cost	Occupancy and related expenses General and administrative expenses Pre-opening costs	9,855	18,765
Short-term lease cost	Occupancy and related expenses	17	34
Variable lease cost	Occupancy and related expenses General and administrative expenses Pre-opening costs	3,836	7,298
Total lease cost		$14,382	$27,146

Shake Shack Inc. Form 10-Q | 18

As of June 26, 2019, future minimum lease payments for finance and operating leases consisted of the following:

	Finance Leases	Operating Leases
2019	$1,047	$21,127
2020	1,656	43,747
2021	1,060	44,456
2022	670	45,169
2023	518	45,068
Thereafter	475	240,724
Total minimum payments	5,426	440,291
Less: imputed interest	417	123,509
Total lease liabilities	$5,009	$316,782

As of June 26, 2019 we had additional operating lease commitments of $67,362 for non-cancelable leases without a possession date, which will begin to commence in 2019. These lease commitments are consistent with the leases that we have executed thus far and include a number of real estates leases where we are involved in the construction and design.
A summary of lease terms and discount rates for finance and operating leases as of June 26, 2019 is as follows:

June 26 2019
Weighted-average remaining lease term (years):
Finance leases	5.2
Operating leases	10.0
Weighted-average discount rate:
Finance leases	3.9%
Operating leases	4.7%
Supplemental cash flow information related to leases as of June 26, 2019 is as follows:

June 26 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$96
Operating cash flows from operating leases	17,342
Financing cash flows from finance leases	912
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	1,311
Operating leases	38,437

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

Shake Shack Inc. Form 10-Q | 19

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
The following table summarizes the ownership interest in SSE Holdings as of June 26, 2019 and December 26, 2018.

	June 26, 2019		December 26, 2018
	LLC Interests	Ownership%	LLC Interests	Ownership %
Number of LLC Interests held by Shake Shack Inc.	30,557,685	81.9%	29,520,833	79.6%
Number of LLC Interests held by non-controlling interest holders	6,731,209	18.1%	7,557,347	20.4%
Total LLC Interests outstanding	37,288,894	100.0%	37,078,180	100.0%

The weighted average ownership percentages for the applicable reporting periods are used to attribute net income and other comprehensive income to Shake Shack Inc. and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for the thirteen and twenty-six weeks ended June 26, 2019 was 19.0% and 19.7%, respectively. The non-controlling interest holders' weighted average ownership percentage for the thirteen and twenty-six weeks ended June 27, 2018 was 24.8% and 25.6%, respectively.
The following table summarizes the effects of changes in ownership of SSE Holdings on our equity during the thirteen and twenty-six weeks ended June 26, 2019 and June 27, 2018.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26 2019	June 27 2018	June 26 2019	June 27 2018
Net income attributable to Shake Shack Inc.	$9,030	$7,604	$11,576	$11,112
Other comprehensive income:
Net change related to available-for-sale securities	—	—	—	10
Transfers (to) from non-controlling interests:
Increase in additional paid-in capital as a result of the redemption of LLC Interests	4,886	1,801	5,480	7,359
Increase (decrease) in additional paid-in capital as a result of activity under stock compensation plans	(43)	1,237	932	2,103
Total effect of changes in ownership interest on equity attributable to Shake Shack Inc.	$13,873	$10,642	$17,988	$20,584

During the thirteen and twenty-six weeks ended June 26, 2019, an aggregate of 722,306 and 826,138 LLC Interests, respectively, were redeemed by non-controlling interest holders for newly-issued shares of Class A common stock, and we received 722,306 and 826,138 LLC Interests in connection with these redemptions for the thirteen and twenty-six weeks ended June 26, 2019, respectively, increasing our total ownership interest in SSE Holdings.
During the thirteen and twenty-six weeks ended June 27, 2018, an aggregate of 295,644 and 1,325,415 LLC Interests, respectively, were redeemed by non-controlling interest holders for newly-issued shares of Class A common stock, and we received 295,644 and 1,325,415 LLC Interests in connection with these redemptions for the thirteen and twenty-six weeks ended June 27, 2018, respectively, increasing our total ownership interest in SSE Holdings.
During the thirteen and twenty-six weeks ended June 26, 2019, we received an aggregate of 137,151 and 210,714 LLC Interests, respectively, in connection with the activity under our stock compensation plan and 183,134 and 253,439 LLC Interests, respectively, during the thirteen and twenty-six weeks ended June 27, 2018.

20 | Shake Shack Inc. Form 10-Q

NOTE 11: EQUITY-BASED COMPENSATION

A summary of equity-based compensation expense recognized during the thirteen and twenty-six weeks ended June 26, 2019 and June 27, 2018 is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26 2019	June 27 2018	June 26 2019	June 27 2018
Stock options	$655	$773	$1,337	$1,600
Performance stock units	1,007	464	1,719	918
Restricted stock units	518	160	816	316
Equity-based compensation expense	$2,180	$1,397	$3,872	$2,834

Total income tax benefit recognized related to equity-based compensation	$51	$42	$93	$80

Equity-based compensation expense is included in general and administrative expenses and labor and related expenses on the Condensed Consolidated Statements of Income during the thirteen and twenty-six weeks ended June 26, 2019 and June 27, 2018 as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26 2019	June 27 2018	June 26 2019	June 27 2018
General and administrative expenses	$2,084	$1,360	$3,726	$2,760
Labor and related expenses	96	37	146	74
Equity-based compensation expense	$2,180	$1,397	$3,872	$2,834

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
Income Tax Expense
A reconciliation of income tax expense computed at the U.S. federal statutory income tax rate to the recognized income tax expense is as follows:

Shake Shack Inc. Form 10-Q | 21

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	June 26 2019		June 27 2018		June 26 2019		June 27 2018
Expected U.S. federal income taxes at statutory rate	$2,567	21.0%	$2,690	21.0%	$3,754	21.0%	$3,987	21.0%
State and local income taxes, net of federal benefit	823	6.7%	830	6.5%	1,242	6.9%	1,242	6.5%
Foreign withholding taxes	627	5.1%	271	2.1%	969	5.4%	802	4.2%
Tax credits	(1,446)	(11.8)%	(920)	(7.2)%	(1,822)	(10.2)%	(1,197)	(6.3)%
Non-controlling interest	(623)	(5.1)%	(731)	(5.7)%	(947)	(5.3)%	(1,185)	(6.2)%
Tax effect of change in basis related to the adoption of ASC 842	—	—%	—	—%	1,161	6.5%	—	—%
Change in valuation allowance	(895)	(7.3)%	—	—%	(1,261)	(7.1)%	—	—%
Other	(3)	—%	100	0.8%	1	—%	(211)	(1.2)%
Income tax expense	$1,050	8.6%	$2,240	17.5%	$3,097	17.3%	$3,438	18.1%

Our effective income tax rates for the thirteen weeks ended June 26, 2019 and June 27, 2018 were 8.6% and 17.5%, respectively. The decrease was primarily driven by higher foreign tax credits and a decrease in valuation allowance due to windfall tax benefits in equity-based compensation, partially offset by an increase in our ownership interest in SSE Holdings, which increases our share of the taxable income of SSE Holdings. Our weighted-average ownership interest in SSE Holdings was 81.0% and 75.2% for the thirteen weeks ended June 26, 2019 and June 27, 2018, respectively.
Our effective income tax rates for the twenty-six weeks ended June 26, 2019 and June 27, 2018 were 17.3% and 18.1% , respectively. The decrease was primarily driven by higher foreign tax credits and a decrease in valuation allowance due to windfall tax benefits in equity-based compensation, partially offset by the tax effect of a change in tax basis relating to the adoption of ASC 842 on December 27, 2018 and an increase in our ownership interest in SSE Holdings, which increases our share of the taxable income of SSE Holdings. Our weighted-average ownership interest in SSE Holdings was 80.3% and 74.4% for the twenty-six weeks ended June 26, 2019 and June 27, 2018, respectively.
Deferred Tax Assets and Liabilities
During the twenty-six weeks ended June 26, 2019, we acquired an aggregate of 1,036,852 LLC Interests in connection with the redemption of LLC Interests and activity relating to our stock compensation plan. We recognized a deferred tax asset in the amount of $13,443 associated with the basis difference in our investment in SSE Holdings upon acquisition of these LLC Interests. As of June 26, 2019, the total deferred tax asset related to the basis difference in our investment in SSE Holdings was $180,472. However, a portion of the total basis difference will only reverse upon the eventual sale of our interest in SSE Holdings, which we expect would result in a capital loss. As of June 26, 2019, the total valuation allowance established against the deferred tax asset to which this portion relates was $5,229.
During the twenty-six weeks ended June 26, 2019, we also recognized $4,042 of deferred tax assets related to additional tax basis increases generated from expected future payments under the Tax Receivable Agreement and related deductions for imputed interest on such payments. See "—Tax Receivable Agreement" for more information.
We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of June 26, 2019, we concluded, based on the weight of all available positive and negative evidence, that all of our deferred tax assets (except for those deferred tax assets described above relating to basis differences that are expected to result in a capital loss upon the eventual sale of our interest in SSE Holdings) are more likely than not to be realized. As such, no additional valuation allowance was recognized.
Uncertain Tax Positions
No uncertain tax positions existed as of June 26, 2019. Shake Shack Inc. was formed in September 2014 and did not engage in any operations prior to the IPO and related organizational transactions. Shake Shack Inc. first filed tax returns for tax year 2014, which is the first tax year subject to examination by taxing authorities for U.S. federal and state income tax purposes. Additionally, although SSE Holdings is treated as a partnership for U.S. federal and state income taxes purposes, it is still required to file an

22 | Shake Shack Inc. Form 10-Q

annual U.S. Return of Partnership Income, which is subject to examination by the Internal Revenue Service ("IRS"). The statute of limitations has expired for tax years through 2014 for SSE Holdings.
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
During the twenty-six weeks ended June 26, 2019, we acquired an aggregate of 826,138 LLC Interests in connection with the redemption of LLC Interests, which resulted in an increase in the tax basis of our investment in SSE Holdings subject to the provisions of the Tax Receivable Agreement. We recognized an additional liability in the amount of $14,395 for the TRA Payments due to the redeeming members, representing 85% of the aggregate tax benefits we expect to realize from the tax basis increases related to the redemption of LLC Interests, after concluding it was probable that such TRA Payments would be paid based on our estimates of future taxable income. During the twenty-six weeks ended June 26, 2019, payments of $707, inclusive of interest, were made to the members of SSE Holdings pursuant to the Tax Receivable Agreement. No payments were made to the members of SSE Holdings pursuant to the Tax Receivable Agreement during the twenty-six weeks ended June 27, 2018. As of June 26, 2019, the total amount of TRA Payments due under the Tax Receivable Agreement, was $217,434, of which $5,132 was included in other current liabilities on the Condensed Consolidated Balance Sheet. See Note 15 for more information relating to our liabilities under the Tax Receivable Agreement.
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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock for the thirteen and twenty-six weeks ended June 26, 2019 and June 27, 2018.

Shake Shack Inc. Form 10-Q | 23

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26 2019	June 27 2018	June 26 2019	June 27 2018
Numerator:
Net income	$11,171	$10,571	$14,778	$15,550
Less: net income attributable to non-controlling interests	2,141	2,967	3,202	4,438
Net income attributable to Shake Shack Inc.	$9,030	$7,604	$11,576	$11,112
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	30,122	27,796	29,842	27,418
Effect of dilutive securities:
Stock options	775	867	753	785
Performance stock units	68	68	72	68
Restricted stock units	50	23	36	17
Weighted-average shares of Class A common stock outstanding—diluted	31,015	28,754	30,703	28,288

Earnings per share of Class A common stock—basic	$0.30	$0.27	$0.39	$0.41
Earnings per share of Class A common stock—diluted	$0.29	$0.26	$0.38	$0.39

Shares of our Class B common stock do not share in the earnings or losses of Shake Shack and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.
The following table presents potentially dilutive securities, as of the end of the period,excluded from the computations of diluted earnings per share of Class A common stock for the thirteen and twenty-six weeks ended June 26, 2019 and June 27, 2018.

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	June 26 2019		June 27 2018		June 26 2019		June 27 2018
Performance stock units	68,914	(1)	60,437	(1)	68,914	(1)	60,437	(1)
Shares of Class B common stock	6,731,209	(2)	8,924,592	(2)	6,731,209	(2)	8,924,592	(2)
(1) Excluded from the computation of diluted earnings per share of Class A common stock because the performance conditions associated with these awards were not met assuming the end of the reporting period was the end of the performance period.
(2) Shares of our Class B common stock outstanding as of the end of the period are considered potentially dilutive shares of Class A common stock. Amounts have been excluded from the computations of diluted earnings per share of Class A common stock because the effect would have been anti-dilutive under the if-converted and two-class methods.

24 | Shake Shack Inc. Form 10-Q

NOTE 14: SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information for the twenty-six weeks ended June 26, 2019 and June 27, 2018:

	Twenty-Six Weeks Ended
	June 26 2019	June 27 2018
Cash paid for:
Income taxes, net of refunds	$1,554	$1,436
Interest, net of amounts capitalized	143	1,067
Non-cash investing activities:
Accrued purchases of property and equipment	14,072	10,692
Capitalized landlord assets for leases where we are deemed the accounting owner	—	3,307
Capitalized equity-based compensation	55	39
Non-cash financing activities:
Class A common stock issued in connection with the redemption of LLC Interests	1	1
Cancellation of Class B common stock in connection with the redemption of LLC Interests	(1)	(1)
Establishment of liabilities under tax receivable agreement	14,395	17,992

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
As security under the terms of one of our leases, we are obligated under a letter of credit totaling $130 as of June 26, 2019, which expires in February 2026. In addition, we entered into two irrevocable standby letters of credit: (i) in December 2013, we entered into a letter of credit in conjunction with our previous Home Office lease in the amount of $80, which expires in September 2019 and (ii) in September 2017, we entered into a letter of credit in conjunction with our new Home Office lease in the amount of $603, which expires in August 2020 and renews automatically for one-year periods through January 31, 2034.
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
Legal Contingencies
In February 2018, a claim was filed against Shake Shack in California state court alleging certain violations of the California Labor Code.  At a mediation between the parties, we agreed to settle the matter with the plaintiff and all other California employees who elect to participate in the settlement for $1,200.  As of June 26, 2019, an accrual in the amount of $1,200 was recorded for this matter and related expenses.

Shake Shack Inc. Form 10-Q | 25

We are subject to various legal proceedings, claims and liabilities, such as employment-related claims and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance. As of June 26, 2019, the amount of the ultimate liability with respect to these matters was not material.
Liabilities under Tax Receivable Agreement
As described in Note 12, we are a party to the Tax Receivable Agreement under which we are contractually committed to pay certain of the members of SSE Holdings 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of certain transactions. We are not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated with the transactions that gave rise to the payments are realized. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. During the twenty-six weeks ended June 26, 2019 and June 27, 2018, we recognized liabilities totaling $14,395 and $17,992, respectively, relating to our obligations under the Tax Receivable Agreement, after concluding that it was probable that we would have sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. As of June 26, 2019 and December 26, 2018, our total obligations under the Tax Receivable Agreement were $217,434 and $203,725, respectively. There were no transactions subject to the Tax Receivable Agreement for which we did not recognize the related liability, as we concluded that we would have sufficient future taxable income to utilize all of the related tax benefits.
NOTE 16: RELATED PARTY TRANSACTIONS

Union Square Hospitality Group
The Chairman of our Board of Directors serves as the Chief Executive Officer of Union Square Hospitality Group, LLC. As a result, Union Square Hospitality Group, LLC and its subsidiaries, set forth below, are considered related parties.
USHG, LLC
Effective January 2015, we entered into an Amended and Restated Management Services Agreement with USHG, LLC ("USHG"), in which USHG agreed to provide, at our election, certain management services to SSE Holdings. The initial term of the Amended and Restated Management Services Agreement is through December 31, 2019, with renewal periods.
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

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Classification	June 26 2019	June 27 2018	June 26 2019	June 27 2018
Amounts received from HYC	Licensing revenue	$85	$64	$151	$111

	Classification	June 26 2019	December 26 2018
Amounts due from HYC	Prepaid expenses and other current assets	$120	$37

26 | Shake Shack Inc. Form 10-Q

Madison Square Park Conservancy
The Chairman of our Board of Directors serves as a director of the Madison Square Park Conservancy ("MSP Conservancy"), with which we have a license agreement and pay license fees to operate our Madison Square Park Shack.

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Classification	June 26 2019	June 27 2018	June 26 2019	June 27 2018
Amounts paid to MSP Conservancy	Occupancy and related expenses	$276	$203	$554	$470

	Classification	June 26 2019	December 26 2018
Amounts due to MSP Conservancy	Accrued expenses	$—	$70
Share Our Strength
The Chairman of our Board of Directors serves as a director of Share Our Strength, for which Shake Shack holds the "Great American Shake Sale" every year to raise money and awareness for childhood hunger. During the Great American Shake Sale, we encourage guests to donate money to Share Our Strength's No Kid Hungry campaign in exchange for a coupon for a free shake. All of the guest donations we collect go directly to Share Our Strength.

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Classification	June 26 2019	June 27 2018	June 26 2019	June 27 2018
Amounts raised through donations (and remitted to Share Our Strength)	—	$—	$343	$—	$343

Costs incurred for free shakes redeemed	General and administrative expenses	$—	$53	—	53
Mobo Systems, Inc.
The Chairman of our Board of Directors serves as a director of Mobo Systems, Inc. (also known as "Olo"), a platform we use in connection with our mobile ordering application. No amounts were due to Olo as of June 26, 2019 and December 26, 2018, respectively.

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Classification	June 26 2019	June 27 2018	June 26 2019	June 27 2018
Amounts paid to Olo	Other operating expenses	$40	$27	$78	$52
Square, Inc.
Our Chief Executive Officer is a member of the Board of Directors of Square, Inc. ("Square"). We currently use certain point-of-sale applications, payment processing services, hardware and other enterprise platform services in connection with the processing of a limited amount of sales at certain of our locations, sales for certain off-site events and in connection with our kiosk technology. Additionally, we partnered with Caviar, Square’s food ordering delivery service, to allow guests to order Shake Shack in select markets as well as participated in Square’s new Boost offers, providing assets and permission for Square to run select offers to their cash card users. No amounts were due to Square as of June 26, 2019 and December 26, 2018, respectively.

Shake Shack Inc. Form 10-Q | 27

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Classification	June 26 2019	June 27 2018	June 26 2019	June 27 2018
Amounts paid to Square	Other operating expenses	$442	$85	$708	$128
Tax Receivable Agreement
As described in Note 12, we entered into a tax receivable agreement with certain members of SSE Holdings that provides for the payment by us of 85% of the amount of tax benefits, if any, that Shake Shack actually realizes or in some cases is deemed to realize as a result of certain transactions.

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Classification	June 26 2019	June 27 2018	June 26 2019	June 27 2018
Amounts paid to members (inclusive of interest)	Other current liabilities	$—	$—	$707	$—

	Classification	June 26 2019	December 26 2018
Amounts due under the Tax Receivable Agreement	Other current liabilities Liabilities under tax receivable agreement, net of current portion	$217,434	$203,725
Distributions to Members of SSE Holdings
Under the terms of the SSE Holdings LLC Agreement, SSE Holdings is obligated to make tax distributions to its members. No tax distributions were payable to non-controlling interest holders as of June 26, 2019 and December 26, 2018, respectively.

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Classification	June 26 2019	June 27 2018	June 26 2019	June 27 2018
Amounts paid to non-controlling interest holders	Net income attributable to non-controlling interests	$1,558	$587	$1,667	$670

NOTE 17: SUBSEQUENT EVENTS

On August 2, 2019 we entered into a new revolving credit facility, with SSE Holdings as the borrower, and terminated our previous facility. Our new facility provides for a revolving total commitment amount of $50,000, of which the entire commitment is available immediately, with the ability to increase available borrowings by up to $100,000, to be made available subject to certain conditions. The new revolving credit facility will mature and all amounts outstanding will be due and payable August 2, 2024. This facility permits the issuance of letters of credit upon our request of up to $15,000. Borrowings under the facility bear interest at either: (i) LIBOR plus a percentage ranging from 1.0% to 1.5% or (ii) the base rate plus a percentage ranging from 0.0% to 0.5%, in each case depending on the Borrower's net lease adjusted leverage ratio. No amounts were outstanding under the previous facility at the time of termination and no amounts are currently outstanding under the new facility.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
This section and other parts of this Quarterly Report on Form 10-Q ("Form 10-Q") contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), which are subject to known and unknown risks,

Shake Shack Inc. Form 10-Q | 28

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
OVERVIEW

Shake Shack is a modern day "roadside" burger stand serving a classic American menu of premium burgers, chicken sandwiches, hot dogs, crinkle cut fries, shakes, frozen custard, beer and wine. As of June 26, 2019, there were 237 Shacks in operation system-wide, of which 140 were domestic company-operated Shacks, 17 were domestic licensed Shacks and 80 were international licensed Shacks.
Development Highlights
During the quarter, we opened 11 domestic company-operated Shacks, deepening our roots in existing markets with openings in San Diego, Los Angeles and Dallas, while expanding into the new markets of Sarasota, Columbus and Virginia Beach. Additionally, we opened two domestic licensed Shacks, which included our first 24-hour roadside Shack in New Jersey, and six international licensed Shacks, which included our first Shacks in the Philippines and Singapore, at the Jewel Changi Airport.
Financial Highlights for the Second Quarter 2019 compared to the Second Quarter 2018:

▪	Total revenue increased 31.3% to $152.7 million.

▪	Shack sales increased 31.0% to $147.9 million.

▪	Same-Shack sales increased 3.6%.

▪	Licensed revenue increased 42.9% to $4.8 million.

▪	Shack system-wide sales increased 33.2% to $225.9 million.

▪
Operating income was $11.9 million, or 7.8% of total revenue, which included the impact of costs associated with Project Concrete and other one-time items totaling $0.5 million, resulting in a decrease of 8.8%.

▪	Shack-level operating profit*, a non-GAAP measure, increased 13.7% to $36.2 million, or 24.4% of Shack sales.

▪	Net income was $11.2 million and adjusted EBITDA*, a non-GAAP measure, increased 18.5% to $25.9 million.

▪	Nineteen system-wide Shack openings, comprised of 11 domestic company-operated Shacks and 8 licensed Shacks.

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
We continued to execute our strategic growth plan in 2019 and the second quarter was positively impacted by the incremental sales from the 40 new domestic company-operated Shacks opened between June 27, 2018 and June 26, 2019, as well as an increase in same-Shack sales, partially offset by: (i) benefits recognized in the prior year quarter, which included sponsorship receipts for our biennial leadership retreat and deferred rent related to certain historical leases with co-tenancy provisions; (ii) increased food costs associated with Chick'n Bites since its nationwide roll-out at the beginning of the year and some commodity inflation, specifically

Shake Shack Inc. Form 10-Q | 29

in beef and dairy; (iii) an increase in paper costs as a result of our off-premise digital growth, which requires more packaging than in-Shack orders; (iv) increased labor and related expenses resulting from inflation across the country, especially in New York City, combined with the administration and cost of regulatory factors, such as the Fair Workweek legislation, as well as higher labor costs from newly opened Shacks, which typically carry higher labor costs during the first few months of operations; (v) delivery commissions and increased levels of marketing activity, both local and nationwide; and (vi) the impact related to the adoption of the new lease accounting standard.
Net income attributable to Shake Shack Inc. was $9.0 million, or $0.29 per diluted share, for the second quarter of 2019, compared to $7.6 million, or $0.26 per diluted share, for the same period last year. On an adjusted pro forma basis*, which excludes certain non-recurring and other items and also assumes that all outstanding LLC Interests were exchanged for shares of Class A common stock as of the beginning of the period, we would have recognized net income of $10.2 million, or $0.27 per fully exchanged and diluted share, for the second quarter of 2019 compared to $11.0 million, or $0.29 per fully exchanged and diluted share for the second quarter of 2018, a decrease of 6.5%.
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

30 | Shake Shack Inc. Form 10-Q

For the fiscal year ending December 25, 2019, we have revised our financial outlook to the following with changes from the previous outlook in bold:

	Current Outlook	Previous Outlook
Total revenue (inclusive of licensing revenue)	$585 million to $590 million	$576 million to $582 million
Licensing revenue	$16 million to $17 million	$15 million to $16 million
Same-Shack sales growth (%)(1)	approximately 2%	1% to 2%
Domestic company-operated Shack openings	38 to 40	36 to 40
Licensed Shack openings, net	18 to 20	16 to 18
Average annual sales volume for domestic company-operated Shacks	$4.0 million to $4.1 million	$4.0 million to $4.1 million
Shack-level operating profit margin (%)(2)(3)	approximately 23.0%	23.0% to 24.0%
Total general and administrative expenses	$66.4 million to $68.2 million	$66.4 million to $68.2 million
Core general and administrative	$56 million to $57 million	$56 million to $57 million
Equity-based compensation	$7.4 million to $7.7 million	$7.4 million to $7.7 million
Costs related to Project Concrete	$3.0 million to $3.5 million	$3.0 million to $3.5 million
Project Concrete capitalized costs	$4.5 million to $5.0 million	approximately $4 million
Depreciation expense	$41 million to $42 million	$41 million to $42 million
Pre-opening costs	$13 million to $14 million	$13 million to $14 million
Interest expense	$0.3 million to $0.4 million	$0.3 million to $0.4 million
Adjusted pro forma effective tax rate (%)(4)	26.5% to 27.5%	26.5% to 27.5%

(1)	Includes approximately 1.5% of menu price increases taken in December 2018.
(2) Includes approximately 50 bps of impact from the adoption of the new lease accounting standard.

(3)
Shack-level operating profit margin is a non-GAAP measure. A reconciliation to the most directly comparable GAAP measure, operating income, has not been provided as we cannot project certain reconciling items, such as gains or losses on disposal of property and equipment, without unreasonable effort given the uncertainty around the timing and amount of such gains or losses. Losses on disposal of property and equipment were less than $1 million for each of the fiscal years 2018, 2017 and 2016.

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

Shake Shack Inc. Form 10-Q | 31

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the thirteen and twenty-six weeks ended June 26, 2019 and June 27, 2018:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 26 2019		June 27 2018		June 26 2019		June 27 2018
Shack sales	$147,876	96.8%	$112,898	97.1%	$276,445	96.9%	$208,987	97.0%
Licensing revenue	4,837	3.2%	3,384	2.9%	8,877	3.1%	6,411	3.0%
TOTAL REVENUE	152,713	100.0%	116,282	100.0%	285,322	100.0%	215,398	100.0%
Shack-level operating expenses(1):
Food and paper costs	42,899	29.0%	31,678	28.1%	80,890	29.3%	58,633	28.1%
Labor and related expenses	40,197	27.2%	29,732	26.3%	77,290	28.0%	56,419	27.0%
Other operating expenses	16,755	11.3%	12,281	10.9%	32,323	11.7%	23,040	11.0%
Occupancy and related expenses	11,873	8.0%	7,401	6.6%	22,772	8.2%	15,076	7.2%
General and administrative expenses	15,393	10.1%	12,587	10.8%	29,330	10.3%	24,396	11.3%
Depreciation expense	9,799	6.4%	6,968	6.0%	18,765	6.6%	13,466	6.3%
Pre-opening costs	3,549	2.3%	2,421	2.1%	6,191	2.2%	4,450	2.1%
Loss on disposal of property and equipment	377	0.2%	196	0.2%	728	0.3%	386	0.2%
TOTAL EXPENSES	140,842	92.2%	103,264	88.8%	268,289	94.0%	195,866	90.9%
OPERATING INCOME	11,871	7.8%	13,018	11.2%	17,033	6.0%	19,532	9.1%
Other income, net	447	0.3%	406	0.3%	1,011	0.4%	634	0.3%
Interest expense	(97)	(0.1)%	(613)	(0.5)%	(169)	(0.1)%	(1,178)	(0.5)%
INCOME BEFORE INCOME TAXES	12,221	8.0%	12,811	11.0%	17,875	6.3%	18,988	8.8%
Income tax expense	1,050	0.7%	2,240	1.9%	3,097	1.1%	3,438	1.6%
NET INCOME	11,171	7.3%	10,571	9.1%	14,778	5.2%	15,550	7.2%
Less: net income attributable to non-controlling interests	2,141	1.4%	2,967	2.6%	3,202	1.1%	4,438	2.1%
NET INCOME ATTRIBUTABLE TO SHAKE SHACK INC.	$9,030	5.9%	$7,604	6.5%	$11,576	4.1%	$11,112	5.2%

(1)	As a percentage of Shack sales.
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 26 2019	June 27 2018	June 26 2019	June 27 2018
Shack sales	$147,876	$112,898	$276,445	$208,987
Percentage of total revenue	96.8%	97.1%	96.9%	97.0%
Dollar change compared to prior year	$34,978		$67,458
Percentage change compared to prior year	31.0%		32.3%

32 | Shake Shack Inc. Form 10-Q

The growth in Shack sales for the thirteen weeks ended June 26, 2019 was primarily driven by the opening of 40 new domestic company-operated Shacks between June 27, 2018 and June 26, 2019. Same-Shack sales increased $3.1 million, or 3.6%. The increase in same-Shack sales, consisted of a 1.3% increase in guest traffic and a combined increase of 2.3% in price and sales mix. Same-Shack sales was driven by continued strength and momentum across all digital channels, combined with the favorable impact from the timing shift of Easter. For purposes of calculating same-Shack sales growth, Shack sales for 74 Shacks were included in the comparable Shack base.

The increase in Shack sales for the twenty-six weeks ended June 26, 2019 was primarily due to the opening of 40 new domestic company-operated Shacks between June 27, 2018 and June 26, 2019. Same-Shack sales increased $5.7 million, or 3.6%. The increase in same-Shack sales, consisted of a 1.4% increase in guest traffic and a combined increase of 2.2% in price and sales mix. For purposes of calculating same-Shack sales growth, Shack sales for 74 Shacks were included in the comparable Shack base.
Licensing Revenue
Licensing revenue is comprised of license fees, opening fees for certain licensed Shacks and territory fees. License fees are calculated as a percentage of sales and territory fees are payments for the exclusive right to develop Shacks in a specific geographic area.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 26 2019	June 27 2018	June 26 2019	June 27 2018
Licensing revenue	$4,837	$3,384	$8,877	$6,411
Percentage of total revenue	3.2%	2.9%	3.1%	3.0%
Dollar change compared to prior year	$1,453		$2,466
Percentage change compared to prior year	42.9%		38.5%
The increases in licensing revenue for the thirteen and twenty-six weeks ended June 26, 2019 were primarily driven by 18 net new licensed Shacks opened between June 27, 2018 and June 26, 2019.
Food and Paper Costs
Food and paper costs include the direct costs associated with food, beverage and packaging of our menu items. The components of food and paper costs are variable by nature, changing with sales volume, and are impacted by menu mix and fluctuations in commodity costs.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 26 2019	June 27 2018	June 26 2019	June 27 2018
Food and paper costs	$42,899	$31,678	$80,890	$58,633
Percentage of Shack sales	29.0%	28.1%	29.3%	28.1%
Dollar change compared to prior year	$11,221		$22,257
Percentage change compared to prior year	35.4%		38.0%
The increases in food and paper costs for the thirteen and twenty-six weeks ended June 26, 2019 were primarily due to the opening of 40 new domestic company-operated Shacks between June 27, 2018 and June 26, 2019.
As a percentage of Shack sales, the increases in food and paper costs for the thirteen and twenty-six weeks ended June 26, 2019 were primarily due to (i) a benefit recognized in the prior year quarter related to sponsorship receipts for our biennial leadership retreat; (ii) increased food costs associated with Chick'n Bites since its nationwide roll-out at the beginning of the year and slight commodity inflation, specifically in beef and dairy; and (iii) an increase in paper costs as a result of our off-premise digital growth, which requires more packaging than in-Shack orders.
Labor and Related Expenses

Shake Shack Inc. Form 10-Q | 33

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 26 2019	June 27 2018	June 26 2019	June 27 2018
Labor and related expenses	$40,197	$29,732	$77,290	$56,419
Percentage of Shack sales	27.2%	26.3%	28.0%	27.0%
Dollar change compared to prior year	$10,465		$20,871
Percentage change compared to prior year	35.2%		37.0%
The increases in labor and related expenses for the thirteen and twenty-six weeks ended June 26, 2019 were primarily due to the opening of 40 new domestic company-operated Shacks between June 27, 2018 and June 26, 2019.
As a percentage of Shack sales, the increases in labor and related expenses for the thirteen and twenty-six weeks ended June 26, 2019 were primarily due to inflation across the country, especially in New York City, combined with the administration and cost of regulatory factors, such as the Fair Workweek legislation, as well as higher labor costs from newly opened Shacks, which typically carry higher labor costs during the first few months of operations.
Other Operating Expenses
Other operating expenses consist of Shack-level marketing expenses, repairs and maintenance, utilities and other operating expenses incidental to operating our domestic company-operated Shacks, such as non-perishable supplies, credit card fees and property insurance.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 26 2019	June 27 2018	June 26 2019	June 27 2018
Other operating expenses	$16,755	$12,281	$32,323	$23,040
Percentage of Shack sales	11.3%	10.9%	11.7%	11.0%
Dollar change compared to prior year	$4,474		$9,283
Percentage change compared to prior year	36.4%		40.3%
The increases in other operating expenses for the thirteen and twenty-six weeks ended June 26, 2019 were primarily due to the opening of 40 new domestic company-operated Shacks between June 27, 2018 and June 26, 2019.
As a percentage of Shack sales, the increases in other operating expenses for the thirteen and twenty-six weeks ended June 26, 2019 were primarily due to delivery commissions and increased levels of marketing activity, both local and nationwide.
Occupancy and Related Expenses
Occupancy and related expenses consist of Shack-level occupancy expenses (including rent, common area expenses and certain local taxes), and exclude occupancy expenses associated with unopened Shacks which are recorded separately in pre-opening costs.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 26 2019	June 27 2018	June 26 2019	June 27 2018
Occupancy and related expenses	$11,873	$7,401	$22,772	$15,076
Percentage of Shack sales	8.0%	6.6%	8.2%	7.2%
Dollar change compared to prior year	$4,472		$7,696
Percentage change compared to prior year	60.4%		51.0%

34 | Shake Shack Inc. Form 10-Q

This increases in occupancy and related expenses for the thirteen and twenty-six weeks ended June 26, 2019 were primarily due to the opening of 40 new domestic company-operated Shacks between June 27, 2018 and June 26, 2019.
As a percentage of Shack sales, the increases in occupancy and related expenses for the thirteen and twenty-six weeks ended June 26, 2019 were primarily due to a benefit recognized in the prior year quarter for deferred rent related to certain historical leases with co-tenancy provisions and the impact related to the adoption of the new lease accounting standard, partially offset by increased levels of Shack sales.
General and Administrative Expenses
General and administrative expenses consist of costs associated with corporate and administrative functions that support Shack development and operations, as well as equity-based compensation expense.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 26 2019	June 27 2018	June 26 2019	June 27 2018
General and administrative expenses	$15,393	$12,587	$29,330	$24,396
Percentage of total revenue	10.1%	10.8%	10.3%	11.3%
Dollar change compared to prior year	$2,806		$4,934
Percentage change compared to prior year	22.3%		20.2%
The increases in general and administrative expenses for the thirteen and twenty-six weeks ended June 26, 2019 were primarily driven by our investment across the business, particularly in people resources and foundational infrastructure to support our ongoing growth initiatives, including costs of $0.5 million and $1.0 million related to Project Concrete and other one-time costs for the thirteen weeks ended June 26, 2019 and twenty-six weeks ended June 26, 2019, respectively. Additionally, in connection with the financial systems launch of Project Concrete, we accelerated certain cash payments totaling $9.8 million to facilitate the transition.
As a percentage of total revenue, the decreases in general and administrative expenses for the thirteen and twenty-six weeks ended June 26, 2019 were primarily due increased levels of Shack sales.
Depreciation Expense
Depreciation expense consists of the depreciation of fixed assets, including leasehold improvements and equipment.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 26 2019	June 27 2018	June 26 2019	June 27 2018
Depreciation expense	$9,799	$6,968	$18,765	$13,466
Percentage of total revenue	6.4%	6.0%	6.6%	6.3%
Dollar change compared to prior year	$2,831		$5,299
Percentage change compared to prior year	40.6%		39.4%
The increases in depreciation expense for the thirteen and twenty-six weeks ended June 26, 2019 were primarily due to incremental depreciation of capital expenditures related to the opening of 40 new domestic company-operated Shacks between June 27, 2018 and June 26, 2019.
As a percentage of total revenue, the increases in depreciation expense for the thirteen and twenty-six weeks ended June 26, 2019 were primarily due to the entry of Shacks at various volumes into the system.
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

Shake Shack Inc. Form 10-Q | 35

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 26 2019	June 27 2018	June 26 2019	June 27 2018
Pre-opening costs	$3,549	$2,421	$6,191	$4,450
Percentage of total revenue	2.3%	2.1%	2.2%	2.1%
Dollar change compared to prior year	$1,128		$1,741
Percentage change compared to prior year	46.6%		39.1%
The increases in pre-opening costs for the thirteen and twenty-six weeks ended June 26, 2019 were due to the timing and total number of new domestic company-operated Shacks expected to open.
Loss on Disposal of Property and Equipment
Loss on disposal of property and equipment represents the net book value of assets that have been retired and consists primarily of furniture and fixtures that were replaced in the normal course of business.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 26 2019	June 27 2018	June 26 2019	June 27 2018
Loss on disposal of property and equipment	$377	$196	$728	$386
Percentage of total revenue	0.2%	0.2%	0.3%	0.2%
Dollar change compared to prior year	$181		$342
Percentage change compared to prior year	92.3%		88.6%
The loss on disposal of property and equipment for the thirteen and twenty-six weeks ended June 26, 2019 was primarily due to the maturing number of Shacks in our base.
Other Income, Net
Other income, net consists of interest income, dividend income and net unrealized and realized gains and losses from the sale of marketable securities.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 26 2019	June 27 2018	June 26 2019	June 27 2018
Other income, net	$447	$406	$1,011	$634
Percentage of total revenue	0.3%	0.3%	0.4%	0.3%
Dollar change compared to prior year	$41		$377
Percentage change compared to prior year	10.1%		59.5%
Other income, net for the thirteen and twenty-six weeks ended June 26, 2019 was primarily related to dividend income and unrealized gains related to our investments in marketable securities.
Interest Expense
Interest expense primarily consists of interest on the current portion of our liabilities under the Tax Receivable Agreement, imputed interest related to our financing equipment leases, amortization of deferred financing costs, imputed interest on deferred compensation, imputed interest on our deemed landlord financing liability, and interest and fees on our Revolving Credit Facility.

36 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 26 2019	June 27 2018	June 26 2019	June 27 2018
Interest expense	$(97)	$(613)	$(169)	$(1,178)
Percentage of total revenue	(0.1)%	(0.5)%	(0.1)%	(0.5)%
Dollar change compared to prior year	$516		$1,009
Percentage change compared to prior year	(84.2)%		(85.7)%
The decreases in interest expense for the thirteen and twenty-six weeks ended June 26, 2019 were primarily due to the leases where we were deemed to be the accounting owner in the prior year, but are no longer considered to be after the adoption of the new lease accounting standard.
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 26 2019	June 27 2018	June 26 2019	June 27 2018
Income tax expense	$1,050	$2,240	$3,097	$3,438
Percentage of total revenue	0.7%	1.9%	1.1%	1.6%
Dollar change compared to prior year	$(1,190)		$(341)
Percentage change compared to prior year	(53.1)%		(9.9)%
Our effective income tax rate decreased to 8.6% from 17.5% for the thirteen weeks ended June 26, 2019 and June 27, 2018, respectively. The decrease in income tax expense and effective tax rate for the thirteen weeks ended June 26, 2019 was primarily driven by higher foreign tax credits and a decrease in valuation allowance due to windfall tax benefits in equity-based compensation, partially offset by an increase in our ownership interest in SSE Holdings. As our ownership interest in SSE Holdings increases, our share of the taxable income of SSE Holdings also increases. Our weighted-average ownership interest in SSE Holdings increased to 81.0% from 75.2% for the thirteen weeks ended June 26, 2019 and June 27, 2018, respectively.
Our effective income tax rate decreased to 17.3% from 18.1% for the twenty-six weeks ended June 26, 2019 and June 27, 2018, respectively. The decrease in income tax expense and effective tax rate for the twenty-six weeks ended June 26, 2019 was primarily driven by higher foreign tax credits and a decrease in valuation allowance due to windfall tax benefits in equity-based compensation, partially offset by the tax effect of a change in tax basis relating to the adoption of ASC 842 on December 27, 2018 and an increase in our ownership interest in SSE Holdings. As our ownership interest in SSE Holdings increases, our share of the taxable income of SSE Holdings also increases. Our weighted-average ownership interest in SSE Holdings increased to 80.3% from 74.4% for the twenty-six weeks ended June 26, 2019 and June 27, 2018, respectively.
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

Shake Shack Inc. Form 10-Q | 37

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 26 2019	June 27 2018	June 26 2019	June 27 2018
Net income attributable to non-controlling interests	$2,141	$2,967	$3,202	$4,438
Percentage of total revenue	1.4%	2.6%	1.1%	2.1%
Dollar change compared to prior year	$(826)		$(1,236)
Percentage change compared to prior year	(27.8)%		(27.9)%
The decreases in net income attributable to non-controlling interests for the thirteen and twenty-six weeks ended June 26, 2019 were primarily driven by the decrease in the non-controlling interest holders' weighted average ownership, which was 19.0% and 24.8% for the thirteen weeks ended June 26, 2019 and June 27, 2018, respectively, and 19.7% and 25.6% for the twenty-six weeks ended June 26, 2019 and June 27, 2018, respectively.

38 | Shake Shack Inc. Form 10-Q

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

Shake Shack Inc. Form 10-Q | 39

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 26 2019	June 27 2018	June 26 2019	June 27 2018
Operating income	$11,871	$13,018	$17,033	$19,532
Less:
Licensing revenue	4,837	3,384	8,877	6,411
Add:
General and administrative expenses	15,393	12,587	29,330	24,396
Depreciation expense	9,799	6,968	18,765	13,466
Pre-opening costs	3,549	2,421	6,191	4,450
Loss on disposal of property and equipment	377	196	728	386
Shack-level operating profit	$36,152	$31,806	$63,170	$55,819

Total revenue	$152,713	$116,282	$285,322	$215,398
Less: licensing revenue	4,837	3,384	8,877	6,411
Shack sales	$147,876	$112,898	$276,445	$208,987

Shack-level operating profit margin	24.4%	28.2%	22.9%	26.7%

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

40 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	June 26 2019	June 27 2018	June 26 2019	June 27 2018
Net income	$11,171	$10,571	$14,778	$15,550
Depreciation expense	9,799	6,968	18,765	13,466
Interest expense, net	97	613	169	1,171
Income tax expense	1,050	2,240	3,097	3,438
EBITDA	22,117	20,392	36,809	33,625

Equity-based compensation	2,235	1,303	3,955	2,740
Deferred lease costs(1)	715	(361)	1,300	(292)
Loss on disposal of property and equipment	377	196	728	386
Other income related to adjustment of liabilities under tax receivable agreement	—	—	(14)	—
Executive transition costs(2)	88	248	126	248
Project Concrete(3)	213	77	685	316
Costs related to relocation of Home Office(4)	—	19	—	1,017
Hong Kong office(5)	171	—	171	—
Adjusted EBITDA	$25,916	$21,874	$43,760	$38,040

Adjusted EBITDA margin(6)	17.0%	18.8%	15.3%	17.7%

(1)
Reflects the extent to which lease expense is greater than or less than cash lease payments. As a result of adoption of the new lease accounting standard on December 27, 2018, these lease costs may also include certain additional lease components, such as common area maintenance costs and property taxes, that were previously not included in lease expense for prior periods.

(2)	Represents fees paid in connection with the search for certain of our executive and key management positions.
(3) Represents consulting and advisory fees related to our enterprise-wide system upgrade initiative called Project Concrete.
(4) Costs incurred in connection with our relocation to a new Home Office.

(5)	Represents costs associated with establishing our first international regional office in Hong Kong.
(6) Calculated as a percentage of total revenue, which was $152,713 and $285,322 for the thirteen and twenty-six weeks ended June 26, 2019, respectively, and $116,282 and $215,398 for the thirteen and twenty-six weeks ended June 27, 2018, respectively.
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

Shake Shack Inc. Form 10-Q | 41

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands, except per share amounts)	June 26 2019	June 27 2018	June 26 2019	June 27 2018
Numerator:
Net income attributable to Shake Shack Inc.	$9,030	$7,604	$11,576	$11,112
Adjustments:
Reallocation of net income attributable to non-controlling interests from the assumed exchange of LLC Interests(1)	2,141	2,967	3,202	4,438
Executive transition costs(2)	88	248	126	248
Project Concrete(3)	213	77	685	316
Costs related to relocation of Home Office(4)	—	19	—	1,017
Hong Kong office(5)	171	—	171	—
Other income related to adjustment of liabilities under tax receivable agreement	—	—	(14)	—
Tax effect of change in tax basis related to the adoption of new accounting standards(6)	—	—	1,161	(311)
Income tax expense(7)	(1,397)	47	(1,712)	(199)
Adjusted pro forma net income	$10,246	$10,962	$15,195	$16,621

Denominator:
Weighted-average shares of Class A common stock outstanding—diluted	31,015	28,754	30,703	28,288
Adjustments:
Assumed exchange of LLC Interests for shares of Class A common stock(1)	7,088	9,144	7,314	9,452
Adjusted pro forma fully exchanged weighted-average shares of Class A common stock outstanding—diluted	38,103	37,898	38,017	37,740

Adjusted pro forma earnings per fully exchanged share—diluted	$0.27	$0.29	$0.40	$0.44

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26 2019	June 27 2018	June 26 2019	June 27 2018
Earnings per share of Class A common stock - diluted	$0.29	$0.26	$0.38	$0.39
Assumed exchange of LLC Interests for shares of Class A common stock(1)	—	0.02	0.01	0.02
Non-GAAP adjustments(8)	(0.02)	0.01	0.01	0.03
Adjusted pro forma earnings per fully exchanged share—diluted	$0.27	$0.29	$0.40	$0.44

(1)
Assumes the exchange of all outstanding LLC Interests for shares of Class A common stock, resulting in the elimination of the non-controlling interest and recognition of the net income attributable to non-controlling interests.

(2)	Represents fees paid in connection with the search for certain of our executive and key management positions.
(3) Represents consulting and advisory fees related to our enterprise-wide system upgrade initiative called Project Concrete.
(4) Costs incurred in connection with our relocation to a new Home Office.

(5)	Represents costs associated with establishing our first international regional office in Hong Kong.
(6) Represents tax effect of change in tax basis related to the adoption of the new lease accounting standard for the thirteen and twenty-six weeks ended ended June 26, 2019 and the revenue recognition standard for the thirteen and twenty-six weeks ended June 27, 2018.

42 | Shake Shack Inc. Form 10-Q

(7)
Represents the tax effect of the aforementioned adjustments and pro forma adjustments to reflect corporate income taxes at assumed effective tax rates of 19.3% and 19.4% for the thirteen and twenty-six weeks ended June 26, 2019, respectively, and 16.7% and 19.2% for the thirteen and twenty-six weeks ended June 27, 2018, respectively.

(8) Represents the per share impact of non-GAAP adjustments for each period. Refer to the reconciliation of Adjusted Pro Forma Net Income above for further details.

Shake Shack Inc. Form 10-Q | 43

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, short-term investments and availability under our Revolving Credit Facility. As of June 26, 2019, we maintained a cash and cash equivalents balance of $29.7 million, a short-term investments balance of $36.1 million and had $19.3 million of availability under our Revolving Credit Facility.
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
In addition, we are obligated to make payments to certain members of SSE Holdings under the Tax Receivable Agreement. As of June 26, 2019, such obligations totaled $217.4 million. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. Although the amount of any payments that must be made under the Tax Receivable Agreement may be significant, the timing of these payments will vary and will generally be limited to one payment per member per year. The amount of such payments are also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us or to SSE Holdings, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
We believe that cash provided by operating activities, cash on hand and availability under our revolving credit facility arrangement will be sufficient to fund our operating and finance lease obligations, capital expenditures, and working capital needs for at least the next 12 months and the foreseeable future.
Summary of Cash Flows
The following table presents a summary of our cash flows from operating, investing and financing activities.

	Twenty-Six Weeks Ended
(in thousands)	June 26 2019	June 27 2018
Net cash provided by operating activities	$35,891	$40,874
Net cash used in investing activities	(29,713)	(34,790)
Net cash provided by (used in) financing activities	(1,195)	3,288
Increase in cash	4,983	9,372
Cash at beginning of period	24,750	21,507
Cash at end of period	$29,733	$30,879
Operating Activities
For the twenty-six weeks ended June 26, 2019 net cash provided by operating activities was $35.9 million compared to $40.9 million for the twenty-six weeks ended June 27, 2018, a decrease of $5.0 million. This decrease was primarily driven by a decline in Shack-level operating profit margins combined with additional spending related to our foundational infrastructure upgrades to support our ongoing growth initiatives and, in connection with the financial systems launch of Project Concrete, the acceleration of certain cash payments totaling $9.8 million to facilitate the transition.
Investing Activities
For the twenty-six weeks ended June 26, 2019 net cash used in investing activities was $29.7 million compared to $34.8 million for the twenty-six weeks ended June 27, 2018, a decrease of $5.1 million. This decrease was primarily due to an increase of $25.0

44 | Shake Shack Inc. Form 10-Q

million of proceeds from sales of marketable securities offset by an increase of $19.6 million in capital expenditures, with the opening of 40 new domestic company-operated Shacks.
Financing Activities
For the twenty-six weeks ended June 26, 2019 net cash used in financing activities was $1.2 million compared to net cash provided by financing activities of $3.3 million for the twenty-six weeks ended June 27, 2018, a decrease of $4.5 million. This decrease is primarily due to increased payments made under the Tax Receivable Agreement and distributions to our non-controlling interest holders during the twenty-six weeks ended June 26, 2019, principal payments made for financing leases and payments made for employee withholding taxes related to net settled equity awards.
Revolving Credit Facility
We maintained a Revolving Credit Facility that provided for a revolving total commitment amount of $50.0 million, of which $20.0 million was available immediately. The Revolving Credit Facility would have matured and all amounts outstanding would have been due and payable in February 2020. The Revolving Credit Facility permitted the issuance of letters of credit upon our request of up to $10.0 million. Borrowings under the Revolving Credit Facility bear interest at either: (i) LIBOR plus a percentage ranging from 2.3% to 3.3% or (ii) the prime rate plus a percentage ranging from 0.0% to 0.8%, depending on the type of borrowing made under the Revolving Credit Facility. As of June 26, 2019, there were no amounts outstanding under the Revolving Credit Facility. We had $19.3 million of availability, as of June 26, 2019, after giving effect to $0.7 million in outstanding letters of credit.
The Revolving Credit Facility was secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility were guaranteed by each of SSE Holdings' wholly-owned domestic subsidiaries (with certain exceptions).
The Revolving Credit Facility contained a number of covenants that, among other things, limited our ability to, subject to specified exceptions, incur additional debt; incur additional liens and contingent liabilities; sell or dispose of assets; merge with or acquire other companies; liquidate or dissolve ourselves; pay dividends or make distributions; engage in businesses that are not in a related line of business; make loans, advances or guarantees; engage in transactions with affiliates; and make investments. In addition, the Revolving Credit Facility contained certain cross-default provisions. We were required to maintain a specified consolidated fixed-charge coverage ratio and a specified funded net debt to adjusted EBITDA ratio, both as defined under the Revolving Credit Facility.
Subsequent to the quarter ended June 26, 2019, we terminated our Revolving Credit Facility and entered into a new revolving credit facility, refer to Note 17 Subsequent Events for further details.
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

Shake Shack Inc. Form 10-Q | 45

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 26, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

46 | Shake Shack Inc. Form 10-Q

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Shake Shack Inc. Form 10-Q | 47

Item 6. Exhibits.

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Shake Shack Inc., effective February 4, 2015	8-K	3.1	2/10/2015
3.2	Amended and Restated Bylaws of Shack Shake Inc., dated February 4, 2015	8-K	3.2	2/10/2015
4.1	Form of Class A Common Stock Certificate	S-1/A	4.1	1/28/2015
10.1	Credit Agreement, dated as of August 2, 2019, by and among SSE Holdings, LLC, the Guarantors party thereto, the Lenders referred to therein and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender	8-K	10.1	8/5/2019
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				#
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				*

#	Furnished herewith.

48 | Shake Shack Inc. Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shake Shack Inc.
(Registrant)

Date: August 5, 2019	By:	/s/ Randy Garutti
Randy Garutti
Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: August 5, 2019	By:	/s/ Tara Comonte
Tara Comonte
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Shake Shack Inc. Form 10-Q | 49