Form 10-Q
period 2019-09-25
Shake Shack Inc.
filed 2019-11-04
CIK 1620533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of October 23, 2019, there were 33,751,698 shares of Class A common stock outstanding and 3,769,649 shares of Class B common stock outstanding.

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

Shake Shack Inc. Form 10-Q | 1

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).

2 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	September 25 2019	December 26 2018
ASSETS
Current assets:
Cash and cash equivalents	$44,505	$24,750
Marketable securities	36,336	62,113
Accounts receivable	15,094	10,523
Inventories	1,782	1,749
Prepaid expenses and other current assets	1,723	1,984
Total current assets	99,440	101,119
Property and equipment, net	304,350	261,854
Operating lease assets	279,975	—
Deferred income taxes, net	268,855	242,533
Other assets	10,652	5,026
TOTAL ASSETS	$963,272	$610,532
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,865	$12,467
Accrued expenses	27,977	22,799
Accrued wages and related liabilities	9,737	10,652
Operating lease liabilities, current	26,441	—
Other current liabilities	15,951	14,030
Total current liabilities	95,971	59,948
Deemed landlord financing	—	20,846
Deferred rent	—	47,864
Long-term operating lease liabilities	316,161	—
Liabilities under tax receivable agreement, net of current portion	217,935	197,921
Other long-term liabilities	14,910	10,498
Total liabilities	644,977	337,077
Commitments and contingencies
Stockholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of September 25, 2019 and December 26, 2018.	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 33,651,950 and 29,520,833 shares issued and outstanding as of September 25, 2019 and December 26, 2018, respectively.	34	30
Class B common stock, $0.001 par value—35,000,000 shares authorized; 3,809,347 and 7,557,347 shares issued and outstanding as of September 25, 2019 and December 26, 2018, respectively.	4	8
Additional paid-in capital	234,118	195,633
Retained earnings	56,460	30,404
Total stockholders' equity attributable to Shake Shack Inc.	290,616	226,075
Non-controlling interests	27,679	47,380
Total equity	318,295	273,455
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$963,272	$610,532
See accompanying Notes to Condensed Consolidated Financial Statements.

Shake Shack Inc. Form 10-Q | 3

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25 2019	September 26 2018	September 25 2019	September 26 2018
Shack sales	$152,366	$115,882	$428,811	$324,869
Licensing revenue	5,396	3,765	14,273	10,176
TOTAL REVENUE	157,762	119,647	443,084	335,045
Shack-level operating expenses:
Food and paper costs	44,159	32,703	125,049	91,336
Labor and related expenses	41,601	31,232	118,891	87,651
Other operating expenses	18,947	13,496	51,270	36,536
Occupancy and related expenses	12,537	8,545	35,309	23,621
General and administrative expenses	17,090	13,151	46,420	37,547
Depreciation expense	10,474	7,439	29,239	20,905
Pre-opening costs	4,487	3,581	10,678	8,031
Loss on disposal of property and equipment	303	157	1,031	543
TOTAL EXPENSES	149,598	110,304	417,887	306,170
OPERATING INCOME	8,164	9,343	25,197	28,875
Other income, net	248	436	1,259	1,070
Interest expense	(133)	(592)	(302)	(1,770)
INCOME BEFORE INCOME TAXES	8,279	9,187	26,154	28,175
Income tax expense (benefit)	(3,144)	2,241	(47)	5,679
NET INCOME	11,423	6,946	26,201	22,496
Less: net income attributable to non-controlling interests	1,079	1,921	4,281	6,359
NET INCOME ATTRIBUTABLE TO SHAKE SHACK INC.	$10,344	$5,025	$21,920	$16,137
Earnings per share of Class A common stock:
Basic	$0.32	$0.17	$0.72	$0.58
Diluted	$0.31	$0.17	$0.70	$0.56
Weighted-average shares of Class A common stock outstanding:
Basic	31,961	28,954	30,549	27,930
Diluted	32,916	29,883	31,441	28,820
See accompanying Notes to Condensed Consolidated Financial Statements.

4 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25 2019	September 26 2018	September 25 2019	September 26 2018
Net income	$11,423	$6,946	$26,201	$22,496
Other comprehensive income, net of tax:
Available-for-sale securities(1):
Change in net unrealized holding losses	—	—	—	(3)
Less: reclassification adjustments for net realized losses included in net income	—	—	—	16
Net change	—	—	—	13
OTHER COMPREHENSIVE INCOME	—	—	—	13
COMPREHENSIVE INCOME	11,423	6,946	26,201	22,509
Less: comprehensive income attributable to non-controlling interest	1,079	1,921	4,281	6,362
COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAKE SHACK INC.	$10,344	$5,025	$21,920	$16,147
(1) Net of tax benefit (expense) of $0 for the thirteen and thirty-nine weeks ended September 25, 2019 and September 26, 2018.
See accompanying Notes to Condensed Consolidated Financial Statements.

Shake Shack Inc. Form 10-Q | 5

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands, except share amounts)

For the Thirteen Weeks Ended September 25, 2019 and September 26, 2018
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE, JUNE 26, 2019	30,557,685	$31	6,731,209	$7	$208,866	$46,116	$—	$45,653	$300,673
Net income						10,344		1,079	11,423
Equity-based compensation					1,908				1,908
Activity under stock compensation plans	172,403	—			1,786			1,839	3,625
Redemption of LLC Interests	231,599	—	(231,599)	—	1,635			(1,635)	—
Effect of Gramercy Tavern Merger	2,690,263	3	(2,690,263)	(3)	19,218			(19,218)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					705				705
Distributions paid to non-controlling interest holders								(39)	(39)
BALANCE, SEPTEMBER 25, 2019	33,651,950	$34	3,809,347	$4	$234,118	$56,460	$—	$27,679	$318,295

BALANCE, JUNE 28, 2018	28,106,331	$28	8,924,592	$9	177,650	26,337	—	52,423	256,447
Net income						5,025		1,921	6,946
Equity-based compensation					1,661				1,661
Activity under stock compensation plans	29,353	—			215			373	588
Redemption of LLC Interests	1,235,671	1	(1,235,671)	(1)	7,274			(7,274)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					5,960				5,960
Distributions paid to non-controlling interest holders								(22)	(22)
BALANCE, SEPTEMBER 26, 2018	29,371,355	$29	7,688,921	$8	$192,760	$31,362	$—	$47,421	$271,580

6 | Shake Shack Inc. Form 10-Q

For the Thirty-Nine Weeks Ended September 25, 2019 and September 26, 2018
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 26, 2018	29,520,833	$30	7,557,347	$8	$195,633	$30,404	$—	$47,380	$273,455
Cumulative effect of accounting changes						4,136		1,059	5,195
Net income						21,920		4,281	26,201
Other comprehensive income:
Net change related to available-for-sale securities							—	—	—
Equity-based compensation					5,918				5,918
Activity under stock compensation plans	383,117	—			2,718			2,998	5,716
Redemption of LLC Interests	1,057,737	1	(1,057,737)	(1)	7,115			(7,115)	—
Effect of Gramercy Tavern Merger	2,690,263	3	(2,690,263)	(3)	19,218			(19,218)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					3,516				3,516
Distributions paid to non-controlling interest holders								(1,706)	(1,706)
BALANCE, SEPTEMBER 25, 2019	33,651,950	$34	3,809,347	$4	$234,118	$56,460	$—	$27,679	$318,295

BALANCE, DECEMBER 27, 2017	26,527,477	27	10,250,007	10	153,105	16,399	(49)	54,987	224,479
Cumulative effect of accounting changes						(1,174)	39	(439)	(1,574)
Net income						16,137		6,359	22,496
Other comprehensive income:
Net change related to available-for-sale securities							10	3	13
Equity-based compensation					4,534				4,534
Activity under stock compensation plans	282,792	—			2,318			1,836	4,154
Redemption of LLC Interests	2,561,086	2	(2,561,086)	(2)	14,633			(14,633)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					18,170				18,170
Distributions paid to non-controlling interest holders								(692)	(692)
BALANCE, SEPTEMBER 26, 2018	29,371,355	$29	7,688,921	$8	$192,760	$31,362	$—	$47,421	$271,580

See accompanying Notes to Condensed Consolidated Financial Statements.

Shake Shack Inc. Form 10-Q | 7

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Thirty-Nine Weeks Ended
	September 25 2019	September 26 2018
OPERATING ACTIVITIES
Net income (including amounts attributable to non-controlling interests)	$26,201	$22,496
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	29,239	20,905
Amortization of cloud computing asset	107	—
Non-cash operating lease cost	29,329	—
Equity-based compensation	5,751	4,470
Deferred income taxes	(1,152)	1,996
Non-cash interest expense	85	72
(Gain) loss on sale of marketable securities	(22)	16
Loss on disposal of property and equipment	1,031	543
Unrealized (gain) loss on available-for-sale securities	(231)	(1)
Other non-cash expense	2	—
Net loss on sublease	—	672
Changes in operating assets and liabilities:
Accounts receivable	8,320	3,015
Inventories	(33)	(120)
Prepaid expenses and other current assets	265	(540)
Other assets	(6,735)	(895)
Accounts payable	4,038	437
Accrued expenses	2,841	3,860
Accrued wages and related liabilities	(915)	1,768
Other current liabilities	638	89
Deferred rent	—	786
Long-term operating lease liabilities	(26,932)	—
Other long-term liabilities	1,216	3,216
NET CASH PROVIDED BY OPERATING ACTIVITIES	73,043	62,785
INVESTING ACTIVITIES
Purchases of property and equipment	(80,904)	(60,144)
Purchases of marketable securities	(970)	(910)
Sales of marketable securities	27,000	2,144
NET CASH USED IN INVESTING ACTIVITIES	(54,874)	(58,910)
FINANCING ACTIVITIES
Proceeds from deemed landlord financing	—	793
Payments on deemed landlord financing	—	(342)
Deferred financing costs	(286)	—
Payments on principal of finance leases	(1,433)	—
Distributions paid to non-controlling interest holders	(1,706)	(692)
Payments under tax receivable agreement	(707)	—
Proceeds from stock option exercises	7,089	5,103
Employee withholding taxes related to net settled equity awards	(1,371)	(949)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,586	3,913
NET INCREASE IN CASH AND CASH EQUIVALENTS	19,755	7,788
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,750	21,507
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$44,505	$29,295
See accompanying Notes to Condensed Consolidated Financial Statements.

8 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Shake Shack Inc. Form 10-Q | 9

NOTE 1: NATURE OF OPERATIONS

Shake Shack Inc. ("we," "us," "our," "Shake Shack" and the "Company") was formed on September 23, 2014 as a Delaware corporation for the purpose of facilitating an initial public offering and other related transactions in order to carry on the business of SSE Holdings, LLC and its subsidiaries ("SSE Holdings"). We are the sole managing member of SSE Holdings and, as sole managing member, we operate and control all of the business and affairs of SSE Holdings. As a result, we consolidate the financial results of SSE Holdings and report a non-controlling interest representing the economic interest in SSE Holdings held by the other members of SSE Holdings. As of September 25, 2019 we owned 89.8% of SSE Holdings. Unless the context otherwise requires, "we," "us," "our," "Shake Shack," the "Company" and other similar references, refer to Shake Shack Inc. and, unless otherwise stated, all of its subsidiaries, including SSE Holdings.
We operate and license Shake Shack restaurants ("Shacks"), which serve hamburgers, hot dogs, chicken, crinkle-cut fries, shakes, frozen custard, beer, wine and more. As of September 25, 2019, there were 254 Shacks in operation, system-wide, of which 151 were domestic company-operated Shacks,17 were domestic licensed Shacks and 86 were international licensed Shacks.
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
SSE Holdings is considered a variable interest entity. Shake Shack Inc. is the primary beneficiary as we have the majority economic interest in SSE Holdings and, as the sole managing member, have decision making authority that significantly affects the economic performance of the entity, while the limited partners have no substantive kick-out or participating rights. As a result, we consolidate SSE Holdings. The assets and liabilities of SSE Holdings represent substantially all of our consolidated assets and liabilities with the exception of certain deferred taxes and liabilities under the Tax Receivable Agreement. As of September 25, 2019 and December 26, 2018, the net assets of SSE Holdings were $272,947 and $232,711, respectively. The assets of SSE Holdings are subject to certain restrictions in SSE Holdings' revolving credit agreement. See Note 8 for more information.
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
Revenue from sales-based royalties is recognized as the related sales occur.

Shake Shack Inc. Form 10-Q | 11

Revenue recognized during the thirteen and thirty-nine weeks ended September 25, 2019 and September 26, 2018, disaggregated by type is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25 2019	September 26 2018	September 25 2019	September 26 2018
Shack sales	$152,366	$115,882	$428,811	$324,869
Licensing revenue:
Sales-based royalties	5,293	3,660	13,938	9,951
Initial territory and opening fees	103	105	335	225
Total revenue	$157,762	$119,647	$443,084	$335,045

The aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of September 25, 2019 is $16,573. We expect to recognize this amount as revenue over a long-term period, as the license term for each Shack ranges from 5 to 20 years. This amount excludes any variable consideration related to sales-based royalties.
Contract Balances
Opening and closing balances of contract liabilities and receivables from contracts with customers is as follows:

	September 25 2019	December 27 2018
Shack sales receivables	$2,945	$2,550
Licensing receivables	4,494	2,616
Gift card liability	1,770	1,796
Deferred revenue, current	421	307
Deferred revenue, long-term	11,197	10,026

Revenue recognized during the thirteen and thirty-nine weeks ended September 25, 2019 and September 26, 2018 that was included in their respective liability balances at the beginning of the period is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25 2019	September 26 2018	September 25 2019	September 26 2018
Gift card liability	$84	$59	$467	$467
Deferred revenue, current	86	67	305	185

NOTE 4: FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis as of September 25, 2019 and December 26, 2018, and indicate the classification within the fair value hierarchy.
Cash, Cash Equivalents and Marketable Securities
The following tables summarize our cash, cash equivalents and marketable securities by significant investment categories as of September 25, 2019 and December 26, 2018:

Shake Shack Inc. Form 10-Q | 12

	September 25, 2019
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$39,499	$—	$—	$39,499	$39,499	$—
Level 1:
Money market funds	5,006	—	—	5,006	5,006	—
Mutual funds	36,227	109		36,336	—	36,336
Total	$80,732	$109	$—	$80,841	$44,505	$36,336

	December 26, 2018
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$19,746	$—	$—	$19,746	$19,746	$—
Level 1:
Money market funds	5,004	—	—	5,004	5,004	—
Mutual funds	62,235	—	(122)	62,113	—	62,113
Total	$86,985	$—	$(122)	$86,863	$24,750	$62,113

Net unrealized gains on available-for-sale equity securities totaling $231 were included on the Condensed Consolidated Statements of Income during the thirty-nine weeks ended September 25, 2019. No unrealized gains or losses were recognized during the thirteen weeks ended September 25, 2019. Net unrealized gains on available-for-sale equity securities totaling $62 and $1 were included on the Condensed Consolidated Statements of Income during the thirteen and thirty-nine weeks ended September 26, 2018, respectively.
A summary of other income from available-for-sale securities recognized during the thirteen and thirty-nine weeks ended September 25, 2019 and September 26, 2018 is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25 2019	September 26 2018	September 25 2019	September 26 2018
Available-for-sale securities:
Dividend income	$254	$373	$997	$977
Interest income	—	—	—	7
Realized gain (loss) on sale of investments	—	1	22	(15)
Unrealized gain on available-for-sale equity securities	—	62	231	1
Total other income, net	$254	$436	$1,250	$970

Shake Shack Inc. Form 10-Q | 13

A summary of available-for-sale securities sold and gross realized gains and losses recognized during the thirteen and thirty-nine weeks ended September 25, 2019 and September 26, 2018 is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25 2019	September 26 2018	September 25 2019	September 26 2018
Available-for-sale securities:
Gross proceeds from sales and redemptions	$—	$—	$27,000	$2,144
Cost basis of sales and redemptions	—	—	26,978	2,160
Gross realized gains included in net income	—	—	36	2
Gross realized losses included in net income	—	—	(14)	(18)
Amounts reclassified out of accumulated other comprehensive loss	—	—	—	16

Realized gains and losses are determined on a specific identification method and are included in other income, net on the Condensed Consolidated Statements of Income.
We periodically review our marketable securities for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. As of September 25, 2019 and December 26, 2018, the decline in the market value of our marketable securities investment portfolio was considered to be temporary in nature.
Other Financial Instruments
The carrying value of our other financial instruments, including accounts receivable, accounts payable, and accrued expenses as of September 25, 2019 and December 26, 2018 approximated their fair value due to the short-term nature of these financial instruments.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets and liabilities that are measured at fair value on a non-recurring basis include our long-lived assets and indefinite-lived intangible assets. There were no impairments recognized during the thirteen and thirty-nine weeks ended September 25, 2019 and September 26, 2018.
NOTE 5: INVENTORIES

Inventories as of September 25, 2019 and December 26, 2018 consisted of the following:

	September 25 2019	December 26 2018
Food	$1,344	$1,291
Wine	95	83
Beer	100	95
Beverages	211	203
Retail merchandise	32	77
Inventories	$1,782	$1,749

14 | Shake Shack Inc. Form 10-Q

NOTE 6: PROPERTY AND EQUIPMENT

Property and equipment as of September 25, 2019 and December 26, 2018 consisted of the following:

	September 25 2019	December 26 2018
Leasehold improvements	$278,585	$228,453
Landlord funded assets	—	15,595
Equipment	50,853	40,716
Furniture and fixtures	16,868	14,055
Computer equipment and software	22,813	19,008
Financing equipment lease assets	6,537	—
Construction in progress(1)	39,927	29,474
Property and equipment, gross	415,583	347,301
Less: accumulated depreciation	111,233	85,447
Property and equipment, net	$304,350	$261,854
(1) Construction in progress as of December 26, 2018 includes landlord funded assets under construction.
NOTE 7: SUPPLEMENTAL BALANCE SHEET INFORMATION

The components of other current liabilities as of September 25, 2019 and December 26, 2018 are as follows:

	September 25 2019	December 26 2018
Sales tax payable	$3,810	$3,143
Current portion of liabilities under tax receivable agreement	5,177	5,804
Gift card liability	1,770	1,796
Current portion of financing equipment lease liabilities	1,796	—
Other	3,398	3,287
Other current liabilities	$15,951	$14,030

The components of other long-term liabilities as of September 25, 2019 and December 26, 2018 are as follows:

	September 25 2019	December 26 2018
Deferred licensing revenue	$11,197	$10,026
Long-term portion of financing equipment lease liabilities	3,310	—
Other	403	472
Other long-term liabilities	$14,910	$10,498

Shake Shack Inc. Form 10-Q | 15

NOTE 8: DEBT

In August 2019, we terminated our previous revolving credit facility and entered into a new revolving credit facility pursuant to a Credit Agreement. Our Credit Agreement provides for a revolving credit facility of $50,000, of which the entire commitment is available immediately, with the ability to increase available borrowings up to an additional $100,000, to be made available subject to satisfaction of certain conditions. The Credit Agreement will mature and all amounts outstanding will be due and payable in August 2024 and permits the issuance of letters of credit upon our request of up to $15,000. Borrowings under the facility will bear interest at either: (i) LIBOR plus a percentage ranging from 1.0% to 1.5% or (ii) the base rate plus a percentage ranging from 0.0% to 0.5%, in each case depending on our net lease adjusted leverage ratio. To the extent the LIBOR reference rate is no longer available, the administrative agent, in consultation with us, will determine a replacement rate which will be generally in accordance with similar transactions in which it serves as administrative agent.
As of September 25, 2019, no amounts were outstanding under the revolving credit facility. As of December 26, 2018, no amounts were outstanding under the previous facility.
The obligations under the Credit Agreement are secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Credit Agreement were guaranteed by each of SSE Holdings' direct and indirect subsidiaries (with certain exceptions).
The Credit Agreement requires us to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios. In addition, the Credit Agreement contains other customary affirmative and negative covenants, including those which (subject to certain exceptions and dollar thresholds) limit our ability to incur debt; incur liens; make investments; engage in mergers, consolidations, liquidations or acquisitions; dispose of assets; make distributions on or repurchase equity securities; engage in transactions with affiliates; and prohibits us, with certain exceptions, from engaging in any line of business not related to our current line of business. As of September 25, 2019 we were in compliance with all covenants.
As of December 26, 2018 we had deemed landlord financing liabilities of $20,846, for certain leases where we were involved in the construction of leased assets and were considered the accounting owner of the construction project. Upon adoption of ASU 2016-02, Leases (Topic 842) on December 27, 2018, we were no longer considered to be the accounting owner of these construction projects and had no deemed landlord financing liabilities on the Condensed Consolidated Balance Sheets as of September 25, 2019. As of September 25, 2019 we had $342,602 of operating lease liabilities and $5,106 of finance lease liabilities on the Condensed Consolidated Balance Sheets, refer to Note 9 Leases for further details.
Total interest costs incurred were $133 and $302 for the thirteen and thirty-nine weeks ended September 25, 2019, respectively and $633 and $1,897 for the thirteen and thirty-nine weeks ended and September 26, 2018, respectively. Total amounts capitalized into property and equipment were $41 and $127 for the thirteen and thirty-nine weeks ended September 26, 2018, respectively. No amounts were capitalized into property and equipment for the thirteen and thirty-nine weeks ended September 25, 2019.
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

16 | Shake Shack Inc. Form 10-Q

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

Shake Shack Inc. Form 10-Q | 17

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
A summary of finance and operating lease right-of-use assets and liabilities as of September 25, 2019 is as follows:

	Classification	September 25 2019
Finance leases	Property and equipment, net	$5,046
Operating leases	Operating lease assets	279,975
Total right-of-use assets		$285,021

Finance leases:
	Other current liabilities	1,796
	Other long-term liabilities	3,310
Operating leases:
	Operating lease liabilities, current	26,441
	Long-term operating lease liabilities	316,161
Total lease liabilities		$347,708
The components of lease expense for the thirteen and thirty-nine weeks ended September 25, 2019 were as follows:

		Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	Classification	September 25 2019	September 25 2019
Finance lease cost:
Amortization of right-of-use assets	Depreciation expense	$538	$1,491
Interest on lease liabilities	Interest expense	52	148
Operating lease cost	Occupancy and related expenses General and administrative expenses Pre-opening costs	10,564	29,329
Short-term lease cost	Occupancy and related expenses	279	313
Variable lease cost	Occupancy and related expenses General and administrative expenses Pre-opening costs	4,338	11,636
Total lease cost		$15,771	$42,917

Shake Shack Inc. Form 10-Q | 18

As of September 25, 2019, future minimum lease payments for finance and operating leases consisted of the following:

	Finance Leases	Operating Leases
2019	$538	$23,285
2020	1,791	45,901
2021	1,194	45,408
2022	804	47,261
2023	620	47,315
Thereafter	587	278,647
Total minimum payments	5,534	487,817
Less: imputed interest	428	145,215
Total lease liabilities	$5,106	$342,602

As of September 25, 2019 we had additional operating lease commitments of $85,583 for non-cancelable leases without a possession date, which will begin to commence in 2019. These lease commitments are consistent with the leases that we have executed thus far and include a number of real estates leases where we are involved in the construction and design.
A summary of lease terms and discount rates for finance and operating leases as of September 25, 2019 is as follows:

September 25 2019
Weighted-average remaining lease term (years):
Finance leases	5.2
Operating leases	10.0
Weighted-average discount rate:
Finance leases	3.9%
Operating leases	4.7%
Supplemental cash flow information related to leases as of September 25, 2019 is as follows:

September 25 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$148
Operating cash flows from operating leases	27,238
Financing cash flows from finance leases	1,433
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	1,927
Operating leases	65,773

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
The following table summarizes the ownership interest in SSE Holdings as of September 25, 2019 and December 26, 2018.

	September 25, 2019		December 26, 2018
	LLC Interests	Ownership%	LLC Interests	Ownership %
Number of LLC Interests held by Shake Shack Inc.	33,651,950	89.8%	29,520,833	79.6%
Number of LLC Interests held by non-controlling interest holders	3,809,347	10.2%	7,557,347	20.4%
Total LLC Interests outstanding	37,461,297	100.0%	37,078,180	100.0%

The weighted average ownership percentages for the applicable reporting periods are used to attribute net income and other comprehensive income to Shake Shack Inc. and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for the thirteen and thirty-nine weeks ended September 25, 2019 was 14.4% and 17.9%, respectively. The non-controlling interest holders' weighted average ownership percentage for the thirteen and thirty-nine weeks ended September 26, 2018 was 21.8% and 24.4%, respectively.
The following table summarizes the effects of changes in ownership of SSE Holdings on our equity during the thirteen and thirty-nine weeks ended September 25, 2019 and September 26, 2018.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25 2019	September 26 2018	September 25 2019	September 26 2018
Net income attributable to Shake Shack Inc.	$10,344	$5,025	$21,920	$16,137
Other comprehensive income:
Net change related to available-for-sale securities	—	—	—	10
Transfers (to) from non-controlling interests:
Increase in additional paid-in capital as a result of the redemption of LLC Interests	1,634	7,274	7,115	14,633
Increase in additional paid-in-capital as a result of the GTC Merger	19,218	—	19,218	—
Increase (decrease) in additional paid-in capital as a result of activity under stock compensation plans	1,789	215	2,718	2,318
Total effect of changes in ownership interest on equity attributable to Shake Shack Inc.	$32,985	$12,514	$50,971	$33,098

During the thirteen and thirty-nine weeks ended September 25, 2019, an aggregate of 231,599 and 1,057,737 LLC Interests, respectively, were redeemed by non-controlling interest holders for newly-issued shares of Class A common stock, and we received 231,599 and 1,057,737 LLC Interests in connection with these redemptions for the thirteen and thirty-nine weeks ended September 25, 2019, respectively, increasing our total ownership interest in SSE Holdings.
During the thirteen and thirty-nine weeks ended September 26, 2018, an aggregate of 1,235,671 and 2,561,086 LLC Interests, respectively, were redeemed by non-controlling interest holders for newly-issued shares of Class A common stock, and we received 1,235,671 and 2,561,086 LLC Interests in connection with these redemptions for the thirteen and thirty-nine weeks ended September 26, 2018, respectively, increasing our total ownership interest in SSE Holdings.

20 | Shake Shack Inc. Form 10-Q

During the thirteen and thirty-nine weeks ended September 25, 2019, we received an aggregate of 172,403 and 383,117 LLC Interests, respectively, in connection with the activity under our stock compensation plan and 29,353 and 282,792 LLC Interests, respectively, during the thirteen and thirty-nine weeks ended September 26, 2018.
Gramercy Tavern Corp. Merger
Pursuant to a Stockholders Agreement, dated as of February 4, 2015, as amended, by and among Daniel H. Meyer, the Daniel H. Meyer 2012 Gift Trust dtd 10/31/12 (the "Gift Trust"), other affiliates (collectively, the "Meyer Stockholders") and other parties thereto, the Meyer Stockholders had the right to cause all of the shares of Gramercy Tavern Corp. ("GTC") to be exchanged for shares of our Class A common stock pursuant to a tax-free reorganization. In August 2019, the Meyer Stockholders exercised their right with respect to GTC (the "GTC Merger"). To effect the GTC Merger, a newly-formed wholly-owned subsidiary of Shake Shack Inc. merged with and into GTC, with GTC as the surviving entity, which was then merged with and into Shake Shack Inc. Prior to the GTC Merger, GTC owned 2,690,263 LLC Interests and an equivalent number of shares of our Class B common stock. The stockholders of GTC, received on a one-for-one basis, 2,690,263 shares of Class A common stock based upon the amount of shares of GTC held by the stockholders; all of the shares of Class B common stock held by GTC were cancelled; and all of the LLC Interests held by GTC were transferred to us.
NOTE 11: EQUITY-BASED COMPENSATION

A summary of equity-based compensation expense recognized during the thirteen and thirty-nine weeks ended September 25, 2019 and September 26, 2018 is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25 2019	September 26 2018	September 25 2019	September 26 2018
Stock options	$637	$719	$1,974	$2,319
Performance stock units	720	750	2,439	1,668
Restricted stock units	522	167	1,338	483
Equity-based compensation expense	$1,879	$1,636	$5,751	$4,470

Total income tax benefit recognized related to equity-based compensation	$48	$46	$141	$126

Equity-based compensation expense is included in general and administrative expenses and labor and related expenses on the Condensed Consolidated Statements of Income during the thirteen and thirty-nine weeks ended September 25, 2019 and September 26, 2018 as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25 2019	September 26 2018	September 25 2019	September 26 2018
General and administrative expenses	$1,795	$1,598	$5,521	$4,358
Labor and related expenses	84	38	230	112
Equity-based compensation expense	$1,879	$1,636	$5,751	$4,470

Shake Shack Inc. Form 10-Q | 21

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
Income Tax Expense
A reconciliation of income tax expense computed at the U.S. federal statutory income tax rate to the recognized income tax expense is as follows:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	September 25 2019		September 26 2018		September 25 2019		September 26 2018
Expected U.S. federal income taxes at statutory rate	$1,738	21.0%	$1,930	21.0%	$5,492	21.0%	$5,917	21.0%
State and local income taxes, net of federal benefit	505	6.1%	643	7.0%	1,746	6.7%	1,885	6.7%
Foreign withholding taxes	655	7.9%	298	3.2%	1,624	6.2%	1,100	3.9%
Tax credits and adjustments to forecasted rate	(2,874)	(34.7)%	(181)	(2.0)%	(4,697)	(18.0)%	(1,378)	(4.9)%
Return to provision adjustment	(153)	(1.8)%	—	—%	(153)	(0.6)%	—	—%
Non-controlling interest	(346)	(4.2)%	(430)	(4.7)%	(1,291)	(4.9)%	(1,615)	(5.7)%
Tax effect of change in basis related to the adoption of ASC 842	—	—%	—	—%	1,161	4.4%	—	—%
Change in valuation allowance	(2,587)	(31.3)%	—	—%	(3,847)	(14.7)%	—	—%
Other	(82)	(1.0)%	(19)	(0.2)%	(82)	(0.3)%	(230)	(0.8)%
Income tax expense	$(3,144)	(38.0)%	$2,241	24.4%	$(47)	(0.2)%	$5,679	20.2%

Our effective income tax rates for the thirteen weeks ended September 25, 2019 and September 26, 2018 were (38.0)% and 24.4%, respectively. The decrease was primarily driven by higher foreign tax credits, an increase of windfall tax benefits in equity-based compensation and a decrease in valuation allowance, partially offset by an increase in our ownership interest in SSE Holdings, which increases our share of the taxable income of SSE Holdings. Our weighted-average ownership interest in SSE Holdings was 85.6% and 78.2% for the thirteen weeks ended September 25, 2019 and September 26, 2018, respectively.
Our effective income tax rates for the thirty-nine weeks ended September 25, 2019 and September 26, 2018 were (0.2)% and 20.2%, respectively. The decrease was primarily driven by higher foreign tax credits, an increase of windfall tax benefits in equity-based compensation and a decrease in valuation allowance, partially offset by the tax effect of a change in tax basis relating to the adoption of ASC 842 on December 27, 2018 and an increase in our ownership interest in SSE Holdings, which increases our share of the taxable income of SSE Holdings. Our weighted-average ownership interest in SSE Holdings was 82.1% and 75.6% for the thirty-nine weeks ended September 25, 2019 and September 26, 2018, respectively.
Deferred Tax Assets and Liabilities
During the thirty-nine weeks ended September 25, 2019, we acquired an aggregate of 4,131,117 LLC Interests in connection with the redemption of LLC Interests, and activity relating to our stock compensation plan and the GTC merger, which represented 2,690,263 of the total LLC Interests acquired (refer to Note 10 for further details). We recognized a deferred tax asset in the amount of $16,319 associated with the basis difference in our investment in SSE Holdings upon acquisition of these LLC Interests. As of September 25, 2019, the total deferred tax asset related to the basis difference in our investment in SSE Holdings was $181,620. However, a portion of the total basis difference will only reverse upon the eventual sale of our interest in SSE Holdings, which we expect would result in a capital loss. As of September 25, 2019, the total valuation allowance established against the deferred tax asset to which this portion relates was $763.

22 | Shake Shack Inc. Form 10-Q

During the thirty-nine weeks ended September 25, 2019, we also recognized $5,624 of deferred tax assets related to additional tax basis increases generated from expected future payments under the Tax Receivable Agreement and related deductions for imputed interest on such payments. See "—Tax Receivable Agreement" for more information.
We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of September 25, 2019, we concluded, based on the weight of all available positive and negative evidence, that all of our deferred tax assets (except for those deferred tax assets described above relating to basis differences that are expected to result in a capital loss upon the eventual sale of our interest in SSE Holdings) are more likely than not to be realized. As such, no additional valuation allowance was recognized.
Uncertain Tax Positions
No uncertain tax positions existed as of September 25, 2019. Shake Shack Inc. was formed in September 2014 and did not engage in any operations prior to our initial public offering in February of 2015 and related organizational transactions. Shake Shack Inc. first filed tax returns for tax year 2014, which is the first tax year subject to examination by taxing authorities for U.S. federal and state income tax purposes. Additionally, although SSE Holdings is treated as a partnership for U.S. federal and state income taxes purposes, it is still required to file an annual U.S. Return of Partnership Income, which is subject to examination by the Internal Revenue Service ("IRS"). The statute of limitations has expired for tax years through 2015 for SSE Holdings.
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
During the thirty-nine weeks ended September 25, 2019, we acquired an aggregate of 1,057,737 LLC Interests in connection with the redemption of LLC Interests, which resulted in an increase in the tax basis of our investment in SSE Holdings subject to the provisions of the Tax Receivable Agreement. We recognized an additional liability in the amount of $20,027 for the TRA Payments due to the redeeming members, representing 85% of the aggregate tax benefits we expect to realize from the tax basis increases related to the redemption of LLC Interests, after concluding it was probable that such TRA Payments would be paid based on our estimates of future taxable income. During the thirty-nine weeks ended September 25, 2019, payments of $707, inclusive of interest, were made to the members of SSE Holdings pursuant to the Tax Receivable Agreement. No payments were made to the members of SSE Holdings pursuant to the Tax Receivable Agreement during the thirty-nine weeks ended September 26, 2018. As of September 25, 2019, the total amount of TRA Payments due under the Tax Receivable Agreement, was $223,112, of which $5,177 was included in other current liabilities on the Condensed Consolidated Balance Sheet. See Note 15 for more information relating to our liabilities under the Tax Receivable Agreement.

Shake Shack Inc. Form 10-Q | 23

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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock for the thirteen and thirty-nine weeks ended September 25, 2019 and September 26, 2018.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25 2019	September 26 2018	September 25 2019	September 26 2018
Numerator:
Net income	$11,423	$6,946	$26,201	$22,496
Less: net income attributable to non-controlling interests	1,079	1,921	4,281	6,359
Net income attributable to Shake Shack Inc.	$10,344	$5,025	$21,920	$16,137
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	31,961	28,954	30,549	27,930
Effect of dilutive securities:
Stock options	824	857	777	809
Performance stock units	50	51	64	63
Restricted stock units	81	21	51	18
Weighted-average shares of Class A common stock outstanding—diluted	32,916	29,883	31,441	28,820

Earnings per share of Class A common stock—basic	$0.32	$0.17	$0.72	$0.58
Earnings per share of Class A common stock—diluted	$0.31	$0.17	$0.70	$0.56

Shares of our Class B common stock do not share in the earnings or losses of Shake Shack and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.
The following table presents potentially dilutive securities, as of the end of the period,excluded from the computations of diluted earnings per share of Class A common stock for the thirteen and thirty-nine weeks ended September 25, 2019 and September 26, 2018.

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	September 25 2019		September 26 2018		September 25 2019		September 26 2018
Performance stock units	66,101	(1)	59,341	(1)	66,101	(1)	59,341	(1)
Shares of Class B common stock	3,809,347	(2)	7,688,921	(2)	3,809,347	(2)	7,688,921	(2)
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

24 | Shake Shack Inc. Form 10-Q

NOTE 14: SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information for the thirty-nine weeks ended September 25, 2019 and September 26, 2018:

	Thirty-Nine Weeks Ended
	September 25 2019	September 26 2018
Cash paid for:
Income taxes, net of refunds	$2,483	$2,015
Interest, net of amounts capitalized	157	1,601
Non-cash investing activities:
Accrued purchases of property and equipment	17,394	17,697
Capitalized landlord assets for leases where we are deemed the accounting owner	—	4,478
Capitalized equity-based compensation	79	64
Non-cash financing activities:
Class A common stock issued in connection with the redemption of LLC Interests	1	2
Class A common stock issued in connection with the GTC merger	3	—
Cancellation of Class B common stock in connection with the redemption of LLC Interests	(1)	(2)
Cancellation of Class B common stock in connection with the GTC Merger	(3)	—
Establishment of liabilities under tax receivable agreement	20,027	42,641

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
As security under the terms of one of our leases, we are obligated under a letter of credit totaling $130 as of September 25, 2019, which expires in February 2026. Additionally, in September 2017, we entered into a letter of credit in conjunction with our new Home Office lease in the amount of $603, which expires in August 2020 and renews automatically for one-year periods through January 31, 2034.
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
Legal Contingencies
In February 2018, a claim was filed against Shake Shack in California state court alleging certain violations of the California Labor Code.  At a mediation between the parties, we agreed to settle the matter with the plaintiff and all other California employees who

Shake Shack Inc. Form 10-Q | 25

elect to participate in the settlement for $1,200.  As of September 25, 2019, an accrual in the amount of $1,200 was recorded for this matter and related expenses.
We are subject to various legal proceedings, claims and liabilities, such as employment-related claims and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance. As of September 25, 2019, the amount of the ultimate liability with respect to these matters was not material.
Liabilities under Tax Receivable Agreement
As described in Note 12, we are a party to the Tax Receivable Agreement under which we are contractually committed to pay certain of the members of SSE Holdings 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of certain transactions. We are not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated with the transactions that gave rise to the payments are realized. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. During the thirty-nine weeks ended September 25, 2019 and September 26, 2018, we recognized liabilities totaling $20,027 and $42,641, respectively, relating to our obligations under the Tax Receivable Agreement, after concluding that it was probable that we would have sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. As of September 25, 2019 and December 26, 2018, our total obligations under the Tax Receivable Agreement were $223,112 and $203,725, respectively. There were no transactions subject to the Tax Receivable Agreement for which we did not recognize the related liability, as we concluded that we would have sufficient future taxable income to utilize all of the related tax benefits.
NOTE 16: RELATED PARTY TRANSACTIONS

Union Square Hospitality Group
The Chairman of our Board of Directors serves as the Chief Executive Officer of Union Square Hospitality Group, LLC. As a result, Union Square Hospitality Group, LLC and its subsidiaries, set forth below, are considered related parties.
USHG, LLC
Effective January 2015, we entered into an Amended and Restated Management Services Agreement with USHG, LLC ("USHG"), in which USHG agreed to provide, at our election, certain management services to SSE Holdings. The initial term of the Amended and Restated Management Services Agreement is through December 31, 2019, and SSE Holdings notified USHG of its intention not to renew the term thereafter.
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

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Classification	September 25 2019	September 26 2018	September 25 2019	September 26 2018
Amounts received from HYC	Licensing revenue	$250	$200	$401	$311

	Classification	September 25 2019	December 26 2018
Amounts due from HYC	Accounts Receivable Prepaid expenses and other current assets	$92	$37

26 | Shake Shack Inc. Form 10-Q

Madison Square Park Conservancy
The Chairman of our Board of Directors serves as a director of the Madison Square Park Conservancy ("MSP Conservancy"), with which we have a license agreement and pay license fees to operate our Madison Square Park Shack.

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Classification	September 25 2019	September 26 2018	September 25 2019	September 26 2018
Amounts paid to MSP Conservancy	Occupancy and related expenses	$138	$203	$692	$673

	Classification	September 25 2019	December 26 2018
Amounts due to MSP Conservancy	Accrued expenses	$75	$70
Share Our Strength
The Chairman of our Board of Directors serves as a director of Share Our Strength, for which Shake Shack holds the "Great American Shake Sale" every year to raise money and awareness for childhood hunger. During the Great American Shake Sale, we encourage guests to donate money to Share Our Strength's No Kid Hungry campaign in exchange for a coupon for a free shake. All of the guest donations we collect go directly to Share Our Strength. Amounts raised through donations during the thirteen weeks ended September 25, 2019, were payable to Share Our Strength as of September 25, 2019.

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Classification	September 25 2019	September 26 2018	September 25 2019	September 26 2018
Amounts raised through donations	—	$190	$—	$190	$343

Costs incurred for free shakes redeemed	General and administrative expenses	$30	$—	30	53
Mobo Systems, Inc.
The Chairman of our Board of Directors serves as a director of Mobo Systems, Inc. (also known as "Olo"), a platform we use in connection with our mobile ordering application. No amounts were due to Olo as of September 25, 2019 and December 26, 2018, respectively.

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Classification	September 25 2019	September 26 2018	September 25 2019	September 26 2018
Amounts paid to Olo	Other operating expenses	$44	$28	$122	$80
Square, Inc.
Our Chief Executive Officer is a member of the Board of Directors of Square, Inc. ("Square"). We currently use certain point-of-sale applications, payment processing services, hardware and other enterprise platform services in connection with the processing of a limited amount of sales at certain of our locations, sales for certain off-site events and in connection with our kiosk technology. Additionally, we partnered with Caviar, Square’s food ordering delivery service, to allow guests to order Shake Shack in select markets as well as participated in Square’s new Boost offers, providing assets and permission for Square to run select offers to their cash card users. No amounts were due to Square as of September 25, 2019 and December 26, 2018, respectively.

Shake Shack Inc. Form 10-Q | 27

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Classification	September 25 2019	September 26 2018	September 25 2019	September 26 2018
Amounts paid to Square	Other operating expenses	$487	$122	$1,195	$250
Tax Receivable Agreement
As described in Note 12, we entered into a tax receivable agreement with certain members of SSE Holdings that provides for the payment by us of 85% of the amount of tax benefits, if any, that Shake Shack actually realizes or in some cases is deemed to realize as a result of certain transactions.

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Classification	September 25 2019	September 26 2018	September 25 2019	September 26 2018
Amounts paid to members (inclusive of interest)	Other current liabilities	$—	$—	$707	$—

	Classification	September 25 2019	December 26 2018
Amounts due under the Tax Receivable Agreement	Other current liabilities Liabilities under tax receivable agreement, net of current portion	$223,112	$203,725
Distributions to Members of SSE Holdings
Under the terms of the SSE Holdings LLC Agreement, SSE Holdings is obligated to make tax distributions to its members. No tax distributions were payable to non-controlling interest holders as of September 25, 2019 and December 26, 2018, respectively.

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Classification	September 25 2019	September 26 2018	September 25 2019	September 26 2018
Amounts paid to non-controlling interest holders	Net income attributable to non-controlling interests	$39	$22	$1,706	$692
Gramercy Tavern Corp. Merger
Pursuant to a Stockholders Agreement, dated as of February 4, 2015, as amended, by and among Daniel H. Meyer, the Daniel H. Meyer 2012 Gift Trust dtd 10/31/12 (the "Gift Trust"), other affiliates (collectively, the "Meyer Stockholders") and other parties thereto, the Meyer Stockholders had the right to cause all of the shares of Gramercy Tavern Corp. ("GTC") to be exchanged for shares of our Class A common stock pursuant to a tax-free reorganization. In August 2019, the Meyer Stockholders exercised their right with respect to GTC (the "GTC Merger"). To effect the GTC Merger, a newly-formed wholly-owned subsidiary of Shake Shack Inc. merged with and into GTC, with GTC as the surviving entity, which was then merged with and into Shake Shack Inc. The stockholders of GTC received on a one-for-one basis shares of Class A common stock based upon the amount of shares of GTC held by the stockholders; all of the shares of Class B common stock held by GTC were cancelled; and all of the LLC Interests held by GTC were transferred to us. See Note 10 for more information.
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

Shake Shack Inc. Form 10-Q | 28

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
OVERVIEW

Shake Shack is a modern day "roadside" burger stand serving a classic American menu of premium burgers, chicken sandwiches, hot dogs, crinkle cut fries, shakes, frozen custard, beer and wine. As of September 25, 2019, there were 254 Shacks in operation system-wide, of which 151 were domestic company-operated Shacks, 17 were domestic licensed Shacks and 86 were international licensed Shacks.
Development Highlights
During the quarter endied September 25, 2019, we opened 11 domestic company-operated Shacks, including our launch in the new markets of Louisiana, Kansas and Utah, as well as further expanding in New Jersey, Michigan, Florida and Texas. Additionally, we opened six net international licensed Shacks, which included our first Shack in Mexico City, our third Shack in Osaka, Japan, and our first in Busan, the second largest city in South Korea.
Financial Highlights for the Third Quarter 2019 compared to the Third Quarter 2018:

▪	Total revenue increased 31.9% to $157.8 million.

▪	Shack sales increased 31.5% to $152.4 million.

▪	Same-Shack sales increased 2.0%.

▪	Licensed revenue increased 43.3% to $5.4 million.

▪	Shack system-wide sales increased 35.0% to $239.1 million.

▪
Operating income was $8.2 million, or 5.2% of total revenue, which included the impact of costs associated with our enterprise-wide system upgrade implementation, Project Concrete, and other one-time items totaling $1.4 million, resulting in a decrease of 12.6%.

▪	Shack-level operating profit*, a non-GAAP measure, increased 17.4% to $35.1 million, or 23.1% of Shack sales.

▪	Net income was $11.4 million and adjusted EBITDA*, a non-GAAP measure, increased 9.1% to $23.3 million.

▪
Net income attributable to Shake Shack Inc. was $10.3 million and adjusted pro forma net income*, a non-GAAP measure, increased $2.2 million to $10.0 million million, or $0.26 per fully exchanged and diluted share.

▪	Seventeen system-wide Shack openings, comprised of 11 domestic company-operated Shacks and six net licensed Shacks.

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
We continued to execute our strategic growth plan in 2019 and the third quarter was positively impacted by the incremental sales from the 44 new domestic company-operated Shacks opened between September 26, 2018 and September 25, 2019, as well as an increase in same-Shack sales, partially offset by:

Shake Shack Inc. Form 10-Q | 29

•
Increases in food and paper costs driven by (i) higher food costs associated with Chick'n Bites since its nationwide roll-out at the beginning of the year; (ii) some slight commodity inflation with dairy and beef; and (iii) an increase in paper costs, as a direct result of digital sales mix, which comes with additional packaging.

•
Increases in labor and related expenses driven by inflation and availability of labor across the country and regulatory factors, such as the Fair Workweek legislation, as well as higher labor costs from newly opened Shacks, which typically open with higher staffing costs.

•	Other operating expense increases attributed to increased Shack-level marketing activity, investment in in-Shack technology costs and repair and maintenance expenses.

•	Increases in occupancy and related expenses driven by the adoption of the new lease accounting standard that went into effect at the beginning of this fiscal year.

Net income attributable to Shake Shack Inc. was $10.3 million, or $0.31 per diluted share, for the third quarter of 2019, compared to $5.0 million, or $0.17 per diluted share, for the same period last year. On an adjusted pro forma basis*, which excludes certain non-recurring and other items and also assumes that all outstanding LLC Interests were exchanged for shares of Class A common stock as of the beginning of the period, we would have recognized net income of $10.0 million, or $0.26 per fully exchanged and diluted share, for the third quarter of 2019 compared to $7.9 million, or $0.21 per fully exchanged and diluted share for the third quarter of 2018, an increase of $2.2 million.
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

30 | Shake Shack Inc. Form 10-Q

For the fiscal year ending December 25, 2019, we have revised our financial outlook to the following with changes from the previous outlook in bold:

	Current Outlook	Previous Outlook
Total revenue (inclusive of licensing revenue)	$592 million to $597 million	$585 million to $590 million
Licensing revenue	$18.0 million to $18.5 million	$16 million to $17 million
Same-Shack sales growth (%)(1)	approximately 1.5%	approximately 2%
Domestic company-operated Shack openings	38 to 40	38 to 40
Licensed Shack openings, net	24 to 28	18 to 20
Average annual sales volume for domestic company-operated Shacks	approximately $4.1 million	$4.0 million to $4.1 million
Shack-level operating profit margin (%)(2)(3)	22.0% to 22.5%	approximately 23.0%
Total general and administrative expenses	$67 million to $68 million	$66.4 million to $68.2 million
Core general and administrative	$57.5 million to $58.5 million	$56 million to $57 million
Equity-based compensation	approximately $7.5 million	$7.4 million to $7.7 million
Costs related to Project Concrete	approximately $2 million	$3.0 million to $3.5 million
Project Concrete capitalized costs	$5.5 million to $6.0 million	$4.5 million to $5.0 million
Depreciation expense	$41 million to $42 million	$41 million to $42 million
Pre-opening costs	$13 million to $14 million	$13 million to $14 million
Interest expense	$0.45 million to $0.5 million	$0.3 million to $0.4 million
Adjusted pro forma effective tax rate (%)(4)	26.5% to 27.5%	26.5% to 27.5%

(1)	Includes approximately 1.5% of menu price increases taken in December 2018.
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

FISCAL 2020 PRELIMINARY OUTLOOK

For the fiscal year ending December 30, 2020, we are providing the following preliminary outlook:

•	Between 40 and 42 new domestic company operated Shacks to be opened in fiscal 2020.

•	Between 20 and 25, net new licensed Shacks to be opened in fiscal 2020.

Shake Shack Inc. Form 10-Q | 31

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the thirteen and thirty-nine weeks ended September 25, 2019 and September 26, 2018:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 25 2019		September 26 2018		September 25 2019		September 26 2018
Shack sales	$152,366	96.6%	$115,882	96.9%	$428,811	96.8%	$324,869	97.0%
Licensing revenue	5,396	3.4%	3,765	3.1%	14,273	3.2%	10,176	3.0%
TOTAL REVENUE	157,762	100.0%	119,647	100.0%	443,084	100.0%	335,045	100.0%
Shack-level operating expenses(1):
Food and paper costs	44,159	29.0%	32,703	28.2%	125,049	29.2%	91,336	28.1%
Labor and related expenses	41,601	27.3%	31,232	27.0%	118,891	27.7%	87,651	27.0%
Other operating expenses	18,947	12.4%	13,496	11.6%	51,270	12.0%	36,536	11.2%
Occupancy and related expenses	12,537	8.2%	8,545	7.4%	35,309	8.2%	23,621	7.3%
General and administrative expenses	17,090	10.8%	13,151	11.0%	46,420	10.5%	37,547	11.2%
Depreciation expense	10,474	6.6%	7,439	6.2%	29,239	6.6%	20,905	6.2%
Pre-opening costs	4,487	2.8%	3,581	3.0%	10,678	2.4%	8,031	2.4%
Loss on disposal of property and equipment	303	0.2%	157	0.1%	1,031	0.2%	543	0.2%
TOTAL EXPENSES	149,598	94.8%	110,304	92.2%	417,887	94.3%	306,170	91.4%
OPERATING INCOME	8,164	5.2%	9,343	7.8%	25,197	5.7%	28,875	8.6%
Other income, net	248	0.2%	436	0.4%	1,259	0.3%	1,070	0.3%
Interest expense	(133)	(0.1)%	(592)	(0.5)%	(302)	(0.1)%	(1,770)	(0.5)%
INCOME BEFORE INCOME TAXES	8,279	5.2%	9,187	7.7%	26,154	5.9%	28,175	8.4%
Income tax expense (benefit)	(3,144)	(2.0)%	2,241	1.9%	(47)	—%	5,679	1.7%
NET INCOME	11,423	7.2%	6,946	5.8%	26,201	5.9%	22,496	6.7%
Less: net income attributable to non-controlling interests	1,079	0.7%	1,921	1.6%	4,281	1.0%	6,359	1.9%
NET INCOME ATTRIBUTABLE TO SHAKE SHACK INC.	$10,344	6.6%	$5,025	4.2%	$21,920	4.9%	$16,137	4.8%

(1)	As a percentage of Shack sales.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 25 2019	September 26 2018	September 25 2019	September 26 2018
Shack sales	$152,366	$115,882	$428,811	$324,869
Percentage of total revenue	96.6%	96.9%	96.8%	97.0%
Dollar change compared to prior year	$36,484		$103,942
Percentage change compared to prior year	31.5%		32.0%

32 | Shake Shack Inc. Form 10-Q

The growth in Shack sales for the thirteen weeks ended September 25, 2019 was primarily driven by the opening of 44 new domestic company-operated Shacks between September 26, 2018 and September 25, 2019. Same-Shack sales increased $1.8 million, or 2.0%. The increase in same-Shack sales, consisted of a 1.2% increase in guest traffic and a combined increase of 0.8% in price and sales mix. Our digital channels continued to be a key contributor to our increase in same-Shack sales, which was partially offset by a lower average item per check, caused primarily by the strength of our limited-time shake offering in the prior year quarter, and our decision to limit certain menu items on delivery channels as we worked to streamline the guest experience. For purposes of calculating same-Shack sales growth, Shack sales for 79 Shacks were included in the comparable Shack base.

The increase in Shack sales for the thirty-nine weeks ended September 25, 2019 was primarily due to the opening of 44 new domestic company-operated Shacks between September 26, 2018 and September 25, 2019. Same-Shack sales increased $7.5 million, or 3.0%. The increase in same-Shack sales, consisted of a 1.3% increase in guest traffic and a combined increase of 1.7% in price and sales mix. For purposes of calculating same-Shack sales growth, Shack sales for 79 Shacks were included in the comparable Shack base.
Licensing Revenue
Licensing revenue is comprised of license fees, opening fees for certain licensed Shacks and territory fees. License fees are calculated as a percentage of sales and territory fees are payments for the exclusive right to develop Shacks in a specific geographic area.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 25 2019	September 26 2018	September 25 2019	September 26 2018
Licensing revenue	$5,396	$3,765	$14,273	$10,176
Percentage of total revenue	3.4%	3.1%	3.2%	3.0%
Dollar change compared to prior year	$1,631		$4,097
Percentage change compared to prior year	43.3%		40.3%
The increases in licensing revenue for the thirteen and thirty-nine weeks ended September 25, 2019 were primarily driven by 22 net new licensed Shacks opened between September 26, 2018 and September 25, 2019 and the strong performance of Shacks that opened in new markets earlier this year.
Food and Paper Costs
Food and paper costs include the direct costs associated with food, beverage and packaging of our menu items. The components of food and paper costs are variable by nature,changing with sales volume, and are impacted by menu mix and fluctuations in commodity costs, as well as geographic scale and proximity.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 25 2019	September 26 2018	September 25 2019	September 26 2018
Food and paper costs	$44,159	$32,703	$125,049	$91,336
Percentage of Shack sales	29.0%	28.2%	29.2%	28.1%
Dollar change compared to prior year	$11,456		$33,713
Percentage change compared to prior year	35.0%		36.9%
The increases in food and paper costs for the thirteen and thirty-nine weeks ended September 25, 2019 were primarily due to the opening of 44 new domestic company-operated Shacks between September 26, 2018 and September 25, 2019.
As a percentage of Shack sales, the increase in food and paper costs for the thirteen and thirty-nine weeks ended September 25, 2019 was primarily due to (i) higher food costs associated with Chick'n Bites since its nationwide roll-out at the beginning of the year; (ii) some slight commodity inflation with dairy and beef; and (iii) an increase in paper costs, as a direct result of digital sales mix, which comes with additional packaging.

Shake Shack Inc. Form 10-Q | 33

Labor and Related Expenses
Labor and related expenses include domestic company-operated Shack-level hourly and management wages, bonuses, payroll taxes, equity-based compensation, workers' compensation expense and medical benefits. As we expect with other variable expense items, we expect labor costs to grow as our Shack sales grow. Factors that influence labor costs include minimum wage and payroll tax legislation, health care costs, size and location of the Shack and the performance of our domestic company-operated Shacks.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 25 2019	September 26 2018	September 25 2019	September 26 2018
Labor and related expenses	$41,601	$31,232	$118,891	$87,651
Percentage of Shack sales	27.3%	27.0%	27.7%	27.0%
Dollar change compared to prior year	$10,369		$31,240
Percentage change compared to prior year	33.2%		35.6%
The increases in labor and related expenses for the thirteen and thirty-nine weeks ended September 25, 2019 were primarily due to the opening of 44 new domestic company-operated Shacks between September 26, 2018 and September 25, 2019.
As a percentage of Shack sales, the increases in labor and related expenses for the thirteen and thirty-nine weeks ended September 25, 2019 were primarily due to inflation and availability of labor across the country and regulatory factors, such as the Fair Workweek legislation, as well as higher labor costs from newly opened Shacks, which typically open with higher staffing costs.
Other Operating Expenses
Other operating expenses consist of Shack-level marketing expenses, repairs and maintenance, utilities and other operating expenses incidental to operating our domestic company-operated Shacks, such as non-perishable supplies, credit card fees and property insurance.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 25 2019	September 26 2018	September 25 2019	September 26 2018
Other operating expenses	$18,947	$13,496	$51,270	$36,536
Percentage of Shack sales	12.4%	11.6%	12.0%	11.2%
Dollar change compared to prior year	$5,451		$14,734
Percentage change compared to prior year	40.4%		40.3%
The increases in other operating expenses for the thirteen and thirty-nine weeks ended September 25, 2019 were primarily due to the opening of 44 new domestic company-operated Shacks between September 26, 2018 and September 25, 2019.
As a percentage of Shack sales, the increases in other operating expenses for the thirteen and thirty-nine weeks ended September 25, 2019 were primarily due to increased Shack-level marketing activity, investment in in-Shack technology infrastructure and increased repair and maintenance expenses.
Occupancy and Related Expenses
Occupancy and related expenses consist of Shack-level occupancy expenses (including rent, common area expenses and certain local taxes), and exclude occupancy expenses associated with unopened Shacks, which are recorded separately in pre-opening costs.

34 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 25 2019	September 26 2018	September 25 2019	September 26 2018
Occupancy and related expenses	$12,537	$8,545	$35,309	$23,621
Percentage of Shack sales	8.2%	7.4%	8.2%	7.3%
Dollar change compared to prior year	$3,992		$11,688
Percentage change compared to prior year	46.7%		49.5%
This increases in occupancy and related expenses for the thirteen and thirty-nine weeks ended September 25, 2019 were due to the opening of 44 new domestic company-operated Shacks between September 26, 2018 and September 25, 2019.
As a percentage of Shack sales, the increase in occupancy and related expenses for the thirteen weeks ended September 25, 2019 was due to the impact related to the adoption of the new lease accounting standard. The increase for thirty-nine weeks ended September 25, 2019 was due to the aforementioned new lease accounting standard adoption impact, as well as a benefit recognized in the prior year quarter for deferred rent related to certain historical leases with co-tenancy provisions.
General and Administrative Expenses
General and administrative expenses consist of costs associated with corporate and administrative functions that support Shack development and operations, as well as equity-based compensation expense.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 25 2019	September 26 2018	September 25 2019	September 26 2018
General and administrative expenses	$17,090	$13,151	$46,420	$37,547
Percentage of total revenue	10.8%	11.0%	10.5%	11.2%
Dollar change compared to prior year	$3,939		$8,873
Percentage change compared to prior year	30.0%		23.6%
The increases in general and administrative expenses for the thirteen and thirty-nine weeks ended September 25, 2019 were primarily driven by our significant growth to date, paired with ongoing investment for future growth. In addition, we set up our first international office in Hong Kong to support our licensed business in Asia. We also incurred costs of $1.4 million and $2.4 million related to Project Concrete and other one-time costs for the thirteen weeks ended September 25, 2019 and thirty-nine weeks ended September 25, 2019, respectively.
As a percentage of total revenue, the decreases in general and administrative expenses for the thirteen and thirty-nine weeks ended September 25, 2019 were primarily due to increased levels of total revenue.
Depreciation Expense
Depreciation expense consists of the depreciation of fixed assets, including leasehold improvements and equipment.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 25 2019	September 26 2018	September 25 2019	September 26 2018
Depreciation expense	$10,474	$7,439	$29,239	$20,905
Percentage of total revenue	6.6%	6.2%	6.6%	6.2%
Dollar change compared to prior year	$3,035		$8,334
Percentage change compared to prior year	40.8%		39.9%
The increases in depreciation expense for the thirteen and thirty-nine weeks ended September 25, 2019 were primarily due to incremental depreciation of capital expenditures related to the opening of 44 new domestic company-operated Shacks between September 26, 2018 and September 25, 2019.

Shake Shack Inc. Form 10-Q | 35

As a percentage of total revenue, the increases in depreciation expense for the thirteen and thirty-nine weeks ended September 25, 2019 were primarily due to the entry of Shacks at various volumes into the system.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 25 2019	September 26 2018	September 25 2019	September 26 2018
Pre-opening costs	$4,487	$3,581	$10,678	$8,031
Percentage of total revenue	2.8%	3.0%	2.4%	2.4%
Dollar change compared to prior year	$906		$2,647
Percentage change compared to prior year	25.3%		33.0%
The increases in pre-opening costs for the thirteen and thirty-nine weeks ended September 25, 2019 were due to the higher number of new domestic company-operated Shacks opened during the quarter compared to the prior year quarter, as well as those expected to open.
Loss on Disposal of Property and Equipment
Loss on disposal of property and equipment represents the net book value of assets that have been retired and consists primarily of furniture and fixtures that were replaced in the normal course of business or as a part of Shack renovations.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 25 2019	September 26 2018	September 25 2019	September 26 2018
Loss on disposal of property and equipment	$303	$157	$1,031	$543
Percentage of total revenue	0.2%	0.1%	0.2%	0.2%
Dollar change compared to prior year	$146		$488
Percentage change compared to prior year	93.0%		89.9%
The loss on disposal of property and equipment for the thirteen and thirty-nine weeks ended September 25, 2019 was primarily due to the number of Shacks maturing in our base and renovations.
Other Income, Net
Other income, net consists of interest income, dividend income and net unrealized and realized gains and losses from the sale of marketable securities.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 25 2019	September 26 2018	September 25 2019	September 26 2018
Other income, net	$248	$436	$1,259	$1,070
Percentage of total revenue	0.2%	0.4%	0.3%	0.3%
Dollar change compared to prior year	$(188)		$189
Percentage change compared to prior year	(43.1)%		17.7%

36 | Shake Shack Inc. Form 10-Q

Other income, net for the thirteen and thirty-nine weeks ended September 25, 2019 was primarily related to dividend income and unrealized gains related to our investments in marketable securities.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 25 2019	September 26 2018	September 25 2019	September 26 2018
Interest expense	$(133)	$(592)	$(302)	$(1,770)
Percentage of total revenue	(0.1)%	(0.5)%	(0.1)%	(0.5)%
Dollar change compared to prior year	$459		$1,468
Percentage change compared to prior year	(77.5)%		(82.9)%
The decreases in interest expense for the thirteen and thirty-nine weeks ended September 25, 2019 were due to the leases where we were deemed to be the accounting owner in the prior year, but are no longer considered to be after the adoption of the new lease accounting standard.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 25 2019	September 26 2018	September 25 2019	September 26 2018
Income tax expense	$(3,144)	$2,241	$(47)	$5,679
Percentage of total revenue	(2.0)%	1.9%	—%	1.7%
Dollar change compared to prior year	$(5,385)		$(5,726)
Percentage change compared to prior year	(240.3)%		(100.8)%
Our effective income tax rate decreased to (38.0)% from 24.4% for the thirteen weeks ended September 25, 2019 and September 26, 2018, respectively. The decrease in income tax expense and effective tax rate for the thirteen weeks ended September 25, 2019 was primarily driven by higher foreign tax credits, an increase of windfall tax benefits in equity-based compensation and a decrease in valuation allowance, partially offset by an increase in our ownership interest in SSE Holdings. As our ownership interest in SSE Holdings increases, our share of the taxable income of SSE Holdings also increases. Our weighted-average ownership interest in SSE Holdings increased to 85.6% from 78.2% for the thirteen weeks ended September 25, 2019 and September 26, 2018, respectively.
Our effective income tax rate decreased to (0.2)% from 20.2% for the thirty-nine weeks ended September 25, 2019 and September 26, 2018, respectively. The decrease in income tax expense and effective tax rate for the thirty-nine weeks ended September 25, 2019 was primarily driven by higher foreign tax credits, an increase of windfall tax benefits in equity-based compensation and a decrease in valuation allowance, partially offset by the tax effect of a change in tax basis relating to the adoption of ASC 842 on December 27, 2018 and an increase in our ownership interest in SSE Holdings. As our ownership interest in SSE Holdings increases, our share of the taxable income of SSE Holdings also increases. Our weighted-average ownership interest in SSE Holdings increased to 82.1% from 75.6% for the thirty-nine weeks ended September 25, 2019 and September 26, 2018, respectively.

Shake Shack Inc. Form 10-Q | 37

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 25 2019	September 26 2018	September 25 2019	September 26 2018
Net income attributable to non-controlling interests	$1,079	$1,921	$4,281	$6,359
Percentage of total revenue	0.7%	1.6%	1.0%	1.9%
Dollar change compared to prior year	$(842)		$(2,078)
Percentage change compared to prior year	(43.8)%		(32.7)%
The decreases in net income attributable to non-controlling interests for the thirteen and thirty-nine weeks ended September 25, 2019 were primarily driven by the decrease in the non-controlling interest holders' weighted average ownership, which was 14.4% and 21.8% for the thirteen weeks ended September 25, 2019 and September 26, 2018, respectively, and 17.9% and 24.4% for the thirty-nine weeks ended September 25, 2019 and September 26, 2018, respectively.

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

Shake Shack Inc. Form 10-Q | 39

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 25 2019	September 26 2018	September 25 2019	September 26 2018
Operating income	$8,164	$9,343	$25,197	$28,875
Less:
Licensing revenue	5,396	3,765	14,273	10,176
Add:
General and administrative expenses	17,090	13,151	46,420	37,547
Depreciation expense	10,474	7,439	29,239	20,905
Pre-opening costs	4,487	3,581	10,678	8,031
Loss on disposal of property and equipment	303	157	1,031	543
Shack-level operating profit	$35,122	$29,906	$98,292	$85,725

Total revenue	$157,762	$119,647	$443,084	$335,045
Less: licensing revenue	5,396	3,765	14,273	10,176
Shack sales	$152,366	$115,882	$428,811	$324,869

Shack-level operating profit margin	23.1%	25.8%	22.9%	26.4%

EBITDA and Adjusted EBITDA
EBITDA is defined as net income before interest expense (net of interest income), income tax expense and depreciation and amortization expense. Adjusted EBITDA is defined as EBITDA (as defined above) excluding equity-based compensation expense, deferred lease cost, losses on the disposal of property and equipment, amortization of cloud-based software implementation costs, as well as certain non-recurring items that we don't believe directly reflect our core operations and may not be indicative of our recurring business operations.
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

40 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	September 25 2019	September 26 2018	September 25 2019	September 26 2018
Net income	$11,423	$6,946	$26,201	$22,496
Depreciation expense	10,474	7,439	29,239	20,905
Interest expense, net	133	591	302	1,762
Income tax expense	(3,144)	2,241	(47)	5,679
EBITDA	18,886	17,217	55,695	50,842

Equity-based compensation	1,884	1,636	5,839	4,376
Amortization of cloud-based software implementation costs(1)	107	—	107	—
Deferred lease costs(2)	743	813	2,043	521
Loss on disposal of property and equipment	303	157	1,031	543
Other income related to adjustment of liabilities under tax receivable agreement	—	—	(14)	—
Executive transition costs(3)	—	32	126	280
Project Concrete(4)	1,346	292	2,031	608
Costs related to relocation of Home Office(5)	—	2	—	1,019
Hong Kong office(6)	13	—	184	—
Legal Settlement(7)	—	1,200	—	1,200
Adjusted EBITDA	$23,282	$21,349	$67,042	$59,389

Adjusted EBITDA margin(8)	14.8%	17.8%	15.1%	17.7%

(1)	Represents amortization of capitalized implementation costs related to cloud-based software arrangements that are included within general and administrative expenses.

(2)
Reflects the extent to which lease expense is greater than or less than cash lease payments. As a result of adoption of the new lease accounting standard on December 27, 2018, these lease costs may also include certain additional lease components, such as common area maintenance costs and property taxes, that were previously not included in lease expense for prior periods.

(3)	Represents fees paid in connection with the search and hiring of certain executive and key management positions.
(4) Represents consulting and advisory fees related to our enterprise-wide system upgrade initiative called Project Concrete.
(5) Costs incurred in connection with our relocation to a new Home Office.

(6)	Represents costs associated with establishing our first international regional office in Hong Kong.
(7) Expense incurred to establish an accrual related to the settlement of a legal matter.
(8) Calculated as a percentage of total revenue, which was $157,762 and $443,084 for the thirteen and thirty-nine weeks ended September 25, 2019, respectively, and $119,647 and $335,045 for the thirteen and thirty-nine weeks ended September 26, 2018, respectively.
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

Shake Shack Inc. Form 10-Q | 41

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

42 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands, except per share amounts)	September 25 2019	September 26 2018	September 25 2019	September 26 2018
Numerator:
Net income attributable to Shake Shack Inc.	$10,344	$5,025	$21,920	$16,137
Adjustments:
Reallocation of net income attributable to non-controlling interests from the assumed exchange of LLC Interests(1)	1,079	1,921	4,281	6,359
Executive transition costs(2)	—	32	126	280
Project Concrete(3)	1,346	292	2,031	608
Costs related to relocation of Home Office(4)	—	2	—	1,019
Hong Kong office(5)	13	—	184	—
Legal settlement(6)	—	1,200	—	1,200
Other income related to adjustment of liabilities under tax receivable agreement	—	—	(14)	—
Tax effect of change in tax basis related to the adoption of new accounting standards(7)	—	—	1,161	(311)
Income tax expense(8)	(2,765)	(616)	(4,478)	(815)
Adjusted pro forma net income	$10,017	$7,856	$25,211	$24,477

Denominator:
Weighted-average shares of Class A common stock outstanding—diluted	32,916	29,883	31,441	28,820
Adjustments:			—	—
Assumed exchange of LLC Interests for shares of Class A common stock(1)	5,393	8,090	6,674	8,998
Adjusted pro forma fully exchanged weighted-average shares of Class A common stock outstanding—diluted	38,309	37,973	38,115	37,818

Adjusted pro forma earnings per fully exchanged share—diluted	$0.26	$0.21	$0.66	$0.65

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25 2019	September 26 2018	September 25 2019	September 26 2018
Earnings per share of Class A common stock - diluted	$0.31	$0.17	$0.70	$0.56
Assumed exchange of LLC Interests for shares of Class A common stock(1)	(0.02)	0.01	(0.01)	0.03
Non-GAAP adjustments(9)	(0.03)	0.03	(0.03)	0.06
Adjusted pro forma earnings per fully exchanged share—diluted	$0.26	$0.21	$0.66	$0.65

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
(6) Expense incurred to establish an accrual related to the settlement of a legal matter.
(7) Represents tax effect of change in tax basis related to the adoption of the new lease accounting standard for the thirteen and thirty-nine weeks ended ended September 25, 2019 and the revenue recognition standard for the thirteen and thirty-nine weeks ended September 26, 2018.

(8)
Represents the tax effect of the aforementioned adjustments and pro forma adjustments to reflect corporate income taxes at assumed effective tax rates of (3.9)% and 11.5% for the thirteen and thirty-nine weeks ended September 25, 2019, respectively, and 26.7% and 21.8% for the thirteen and thirty-nine weeks ended September 26, 2018, respectively.

(9)	Represents the per share impact of non-GAAP adjustments for each period. Refer to the reconciliation of Adjusted Pro Forma Net Income above for further details.

Shake Shack Inc. Form 10-Q | 43

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, short-term investments and availability under our revolving credit facility. As of September 25, 2019, we maintained a cash and cash equivalents balance of $44.5 million, a short-term investments balance of $36.3 million and had $50.0 million of availability under our revolving credit facility.
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
In addition, we are obligated to make payments to certain members of SSE Holdings under the Tax Receivable Agreement. As of September 25, 2019, such obligations totaled $223.1 million. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. Although the amount of any payments that must be made under the Tax Receivable Agreement may be significant, the timing of these payments will vary and will generally be limited to one payment per member per year. The amount of such payments are also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us or to SSE Holdings, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
We believe that cash provided by operating activities, cash on hand and availability under our revolving credit facility arrangement will be sufficient to fund our operating and finance lease obligations, capital expenditures, and working capital needs for at least the next 12 months and the foreseeable future.
Summary of Cash Flows
The following table presents a summary of our cash flows from operating, investing and financing activities.

	Thirty-Nine Weeks Ended
(in thousands)	September 25 2019	September 26 2018
Net cash provided by operating activities	$73,043	$62,785
Net cash used in investing activities	(54,874)	(58,910)
Net cash provided by financing activities	1,586	3,913
Increase in cash	19,755	7,788
Cash at beginning of period	24,750	21,507
Cash at end of period	$44,505	$29,295
Operating Activities
For the thirty-nine weeks ended September 25, 2019 net cash provided by operating activities was $73.0 million compared to $62.8 million for the thirty-nine weeks ended September 26, 2018, an increase of $10.2 million. This increase was primarily driven by the opening of 44 new domestic company-operated Shacks, offset by spending related to our foundational infrastructure upgrades to support our ongoing growth initiatives.
Investing Activities
For the thirty-nine weeks ended September 25, 2019 net cash used in investing activities was $54.9 million compared to $58.9 million for the thirty-nine weeks ended September 26, 2018, a decrease of $4.0 million. This decrease was primarily due to an

44 | Shake Shack Inc. Form 10-Q

increase of $25.0 million of proceeds from sales of marketable securities offset by an increase of $20.8 million in capital expenditures, with the opening of 44 new domestic company-operated Shacks.
Financing Activities
For the thirty-nine weeks ended September 25, 2019 net cash used in financing activities was $1.6 million compared to net cash provided by financing activities of $3.9 million for the thirty-nine weeks ended September 26, 2018, a decrease of $2.3 million. This decrease is primarily due to increased payments made under the Tax Receivable Agreement and distributions to our non-controlling interest holders, as well as principal payments made for financing leases, partially offset by an increase in proceeds from stock options exercises.
Revolving Credit Facility
We maintain a Credit Agreement that provides for a revolving credit facility of $50.0 million, of which the entire commitment is available immediately, with the ability to increase available borrowings up to an additional $100.0 million, to be made available subject to certain conditions. The Credit Agreement will mature and all amounts outstanding will be due and payable in August 2024 and permits the issuance of letters of credit upon our request of up to $15.0 million. Borrowings under the facility will bear interest at either: (i) LIBOR plus a percentage ranging from 1.0% to 1.5% or (ii) the base rate plus a percentage ranging from 0.0% to 0.5%, in each case depending on our net lease adjusted leverage ratio. To the extent the LIBOR reference rate is no longer available, the administrative agent, in consultation with us, will determine a replacement rate which will be generally in accordance with similar transactions in which it serves as administrative agent. We have $50.0 million of availability as of September 25, 2019.
The obligations under the Credit Agreement are secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Credit Agreement were guaranteed by each of SSE Holdings' direct and indirect subsidiaries (with certain exceptions).
The Credit Agreement requires us to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios. In addition, the Credit Agreement contains other customary affirmative and negative covenants, including those which (subject to certain exceptions and dollar thresholds) limit our ability to incur debt; incur liens; make investments; engage in mergers, consolidations, liquidations or acquisitions; dispose of assets; make distributions on or repurchase equity securities; engage in transactions with affiliates; and prohibits us, with certain exceptions, from engaging in any line of business not related to our current line of business. As of September 25, 2019 we were in compliance with all covenants.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

We completed the implementation of a new Enterprise Resource Planning (“ERP") system during the quarter ended September 25, 2019. As a result, we modified and removed certain existing internal controls as well as implemented new controls and procedures impacted by the implementation of the new ERP system. We will continue to monitor and evaluate the operating effectiveness of the related controls during subsequent periods.

46 | Shake Shack Inc. Form 10-Q

With the exception of those controls modified, removed or implemented as a result of the new ERP system, there were no other changes to our internal controls over financial reporting during the quarter ended September 25, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Shake Shack Inc. Form 10-Q | 47

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

48 | Shake Shack Inc. Form 10-Q

Item 6. Exhibits.

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Shake Shack Inc., effective February 4, 2015	8-K	3.1	2/10/2015
3.2	Second Amended and Restated Bylaws of Shack Shake Inc., dated October 1, 2019	8-K	3.1	10/4/2019
4.1	Form of Class A Common Stock Certificate	S-1/A	4.1	1/28/2015
10.1	Credit Agreement, dated as of August 2, 2019, by and among SSE Holdings, LLC, the Guarantors party thereto, the Lenders referred to therein and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender	8-K	10.1	8/5/2019
10.2	Security and Pledge Agreement, dated as of August 2, 2019, by and among SSE Holdings, LLC, the other Obligors party thereto, and Wells Fargo Bank, National Association, as Administrative Agent				*
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				#
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				*

#	Furnished herewith.

Shake Shack Inc. Form 10-Q | 49

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shake Shack Inc.
(Registrant)

Date: November 4, 2019	By:	/s/ Randy Garutti
Randy Garutti
Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: November 4, 2019	By:	/s/ Tara Comonte
Tara Comonte
President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

50 | Shake Shack Inc. Form 10-Q