Form 10-K
period 2019-12-25
Shake Shack Inc.
filed 2020-02-24
CIK 1620533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2019
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
(Address of principal executive offices and Zip Code)
(646) 747-7200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbol(s)	Name of exchange on which registered
Class A Common Stock, par value $0.001	SHAK	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of June 26, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1,972,057,482, computed using the closing price on that day of $67.11. Solely for purposes of this disclosure, shares of common stock held by members part of the Voting Group pursuant to to the Stockholders Agreement, as amended, of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of affiliates is not necessarily a conclusive determination for any other purposes.
As of February 12, 2020, there were 34,422,261 shares of Class A common stock outstanding and 3,145,197 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

SHAKE SHACK INC.

Cautionary Note About Forward-Looking Information
This Annual Report on Form 10-K ("Form 10-K") contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). Forward-looking statements are made based on management's current expectations and beliefs relating to future developments and their potential effects upon Shake Shack Inc. and its subsidiaries. There can be no assurance that future developments affecting Shake Shack and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties that may cause actual results to differ materially from those discussed in the forward-looking statements. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "aim," "anticipate," "believe," "estimate," "expect," "forecast," "outlook," "potential," "project," "projection," "plan," "intend," "seek," "may," "could," "would," "will," "should," "can," "can have," "likely," the negatives thereof and other similar expressions.
You should evaluate all forward-looking statements made in this Form 10-K in the context of the risks and uncertainties disclosed in Part I, Item 1A of this Form 10-K under the heading "Risk Factors."
The forward-looking statements included in this Form 10-K are made only as of the date hereof. We undertake no obligation to publicly update any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. If we do update one or more forward-looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements.

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

Shake Shack Inc. Form 10-K | 2

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
USC and GTC Mergers
Pursuant to a Stockholders Agreement, dated as of February 4, 2015, as amended, by and among Daniel H. Meyer and his affiliates (the "Meyer Group") and other parties thereto, the Meyer Group has the right to cause all of the stock of Union Square Cafe Corp. ("USC") and Gramercy Tavern Corp. ("GTC") to be converted into and exchanged for shares of our Class A common stock pursuant to a tax-free reorganization (each, a "Reorganization").
In December 2015, the Meyer Stockholders exercised their right with respect to USC. The Reorganization of USC was structured as a two-step merger, whereby (i) a newly-formed wholly-owned subsidiary of the Company merged with and into USC, then (ii) USC merged with and into the Company (the foregoing transactions are collectively referred to as the "USC Merger"). Prior to the USC Merger, USC owned 1,727,804 LLC Interests and an equivalent number of shares of our Class B common stock. In the USC Merger, (i) 1,727,804 shares of Class A common stock were issued to the stockholders of USC, with each stockholder receiving newly-issued shares of Class A common stock in an amount equivalent to the number of shares of USC held by such stockholders; (ii) 1,727,804 shares of Class B common stock held by USC were canceled; and (iii) 1,727,804 LLC Interests held by USC were transferred to us.
In August 2019, the Meyer Group exercised their right with respect to GTC (the "GTC Merger"). To effect the GTC Merger, a newly-formed wholly-owned subsidiary of Shake Shack Inc. merged with and into GTC, with GTC as the surviving entity, which was then merged with and into Shake Shack Inc. Prior to the GTC Merger, GTC owned 2,690,263 LLC Interests and an equivalent number of shares of our Class B common stock. The stockholders of GTC, received on a one-for-one basis, 2,690,263 shares of Class A common stock based upon the amount of shares of GTC held by stockholders, all of the shares of Class B common stock held by GTC were canceled; and all of the LLC Interests held by GTC were transferred to us.
As of December 25, 2019, we owned 91.6% of SSE Holdings and the non-controlling interest holders own the remaining 8.4% of SSE Holdings.
OVERVIEW

Shake Shack is a modern day "roadside" burger stand serving a classic American menu of premium burgers, hot dogs, crispy chicken, frozen custard, crinkle cut fries, shakes, beer, wine and more. Originally founded in 2001 by Danny Meyer's Union Square Hospitality Group ("USHG"), which owns and operates some of New York City's most acclaimed and popular restaurants—such as Union Square Cafe, Gramercy Tavern and Maialino—to name a few. Shake Shack began as a hot dog cart to support the rejuvenation of New York City's Madison Square Park through its Conservancy's first art installation, "I Y Taxi." The cart was an instant success, with lines forming daily throughout the summer months over the next three years. In response, the city's Department of Parks and Recreation awarded Shake Shack a contract to create a kiosk to help fund the park's future. In 2004, Shake Shack officially opened. Soon it became a gathering place for locals alike, and a beloved New York City institution, garnering significant media attention, critical acclaim and a passionately-devoted following. Since its inception, Shake Shack has grown rapidly—with 275 Shacks, as of December 25, 2019, in 15 countries and 30 states, as well as the District of Columbia—and we continue to expand globally bringing the Shake Shack experience to new guests around the world.

Shake Shack Inc. Form 10-K | 3

WE STAND FOR SOMETHING GOOD

At Shake Shack we Stand For Something Good® in everything we do—-every team member we hire, every community we serve, every experience we deliver to our customers and every strategy we develop to grow in the future. Specifically, we demonstrate this vision by:

•
Putting Our People First. At our core, we are a people-first company. We believe that by taking care of our team members, developing leaders and forging a supportive culture, we create a better workplace and more successful company.

•
Creating a Winning Guest Experience. Shake Shack was founded on the idea of Enlightened Hospitality™. Today, we deliver on that vision’s promise by building new digital tools for our customers, offering them new and exciting menu innovations and engaging with them in unique, meaningful ways.

•
Engaging the Community. From our very first Madison Square Park location, Shacks have always been an integral part of their community. By designing Shacks that speak to the culture of specific areas and neighborhoods, and by giving back to the communities we serve, we stay true to our founding and offer something special to our customers.

•	Operating with Purpose. As we grow, we will not lose sight of core values—we will scale smart and responsibly.

Putting Our People First
Danny Meyer's original vision of Enlightened Hospitality™ guided the creation of the unique Shake Shack culture. Today, that culture is the single most important factor in our success. We know that our people are our greatest asset, and so, we take care of each other first and foremost so that we can take care of our guests, our community, our suppliers and our investors.
Our Team
We are committed to investing in our people so we can build the best teams and develop and retain our talent. We aim to recruit people who have integrity, who are warm, friendly, motivated, caring, self-aware and intellectually curious—what we call "51%'ers." We use the term "51%" to describe the interpersonal and emotional skills needed to thrive in the role and "49%" to describe the technical skills. Our team is trained to understand and practice the values of Enlightened Hospitality: caring for each other, caring for our guests, caring for our community, caring for our suppliers and caring for our investors. We believe that this culture is fundamental to the way we operate our business, and a key driver of our ability to deliver a great guest experience and, therefore, successfully grow our footprint.
Leaders Training Future Leaders
We invest in extensive leadership development programs so that Shake Shack remains a great place to work and a compelling career choice for team members and managers at every level, through the entire life cycle of employment. We have built a culture of active learning and believe that our culture of Enlightened Hospitality enables us to develop future leaders from within, and deliver a consistent Shack experience as our team continues to grow.
The Shacksperience and Steppin' Up Model
We call our team member life cycle and overall employment experience, The Shacksperience™. A key element of The Shacksperience is the Steppin' Up Model, which defines the steps in the employment life cycle, beginning with the team member position and working up through the general manager position. It clarifies the eligibility requirements and training necessary for each position, outlines the growth opportunities at all levels of the organization and furthers our philosophy of "leaders training future leaders."
We train new team members on our culture and guiding principles first, then move to menu knowledge, followed by operational training. We know that everyone learns differently, and so our training programs use various formats: online interactive, video, hands-on and paper-based. For those online interactive training sessions, every team member has access to ShackSource™, our

Shake Shack Inc. Form 10-K | 4

proprietary online training portal, which is used not only as a learning platform, but also as a communication tool. ShackSource allows team members to send recognition messages, comments, praise and thanks to their fellow team members across the Company. And for hands-on training sessions, we gather our teams around the country, as well as in our Leadership Center, located below our Home Office on the lower level of our West Village Shack. The Leadership Center is a space dedicated to the training and development of both our Shack and Home Office teams, and we use it to host a number of New Leader Orientation sessions for new managers.
We care about our team and are committed to setting them up for success, both at Shake Shack and in their future careers. In 2019, we promoted over 1,600 people throughout our company, of which 59% were women. We are incredibly proud of our leaders who graduate from hourly roles to managers, managers to General Managers and General Managers to regional leadership. This year, 60% of our newly promoted General Managers and 74% of our newly promoted Area Directors were promoted from within.
We are committed to retaining our leaders and will continue to evolve training, compensation and benefits to do so. We want to incentivize our Shack leaders, give them the opportunity to feel like owners and reward them for their performance. One way we try to achieve this is by extending our equity-based compensation program to all General Managers.
We Are All-In
We strive to build an inclusive workplace, made up of diverse talent throughout the company. This year, we launched All-In, our diversity and inclusion program, across the entire organization. With the support of executive leaders, All-In works to ensure Shake Shack is an employer of choice by providing equal opportunities for, and removing obstacles to, success, while also fostering a culture of diversity, inclusion and empowerment. Our 2019 All-In program featured a number of new initiatives, including:

▪	Mentorship Program — as part of our commitment to leadership development, we launched a mentorship program pilot across the company to further facilitate learning, growth and development from within.

▪	Flexible Work Policy — our flexible work policy in the Home Office allows our team to adjust their schedules as needed, including options to work from home and job share.

▪
4-Day Workweek — we piloted a 4-day workweek for Shack managers at 59 Shacks across the country. As a result of this initiative, we have seen an increase in female applications. We are continuing to assess the longer-term results of this program, particularly in recruitment and retention of a diverse talent pool.

▪
We were proud to be named one of the "Best places to work for LGBTQ+ Equality" and earn a 100% score on the Human Rights Campaign's Corporate Equality Index for our support of the LGBTQ+ community in the workplace. This designation highlights the core of our Enlightened Hospitality ethos and our commitment to create a great workplace for all.

The HUG Fund Mission
One of the ways we embrace Enlightened Hospitality internally is through the administration of our own HUG (Help Us Give) Fund, a 501(c)(3) organization that is available for all of our employees. The HUG Fund provides a wonderful way for all Shake Shack employees to take care of each other through tax-deductible payroll and other one-time contributions. The sole purpose of the HUG Fund is to provide timely financial assistance to employees impacted by financially devastating circumstances that are far beyond their control and their means.

Creating A Winning Guest Experience
Exceptional hospitality is in our DNA, and our 51%'ers are committed to delivering it at the highest possible level. With our culture of Enlightened Hospitality, we strive to create a differentiated experience for our guests at each of our Shacks around the world. In creating a winning guest experience, we seek to find innovative ways to serve our guests, deliver trendsetting culinary innovation and design warm community gathering places that connect with our guests on a personal level.
Digital Evolution
Integral to creating a winning guest experience, is offering convenient avenues for our guests to get their Shack, when, where and how they want it. To this end, Shake Shack continues to innovate in order to create an active dialogue with our guests, drive higher

Shake Shack Inc. Form 10-K | 5

engagement and raise the bar on operational excellence and overall guest experience. Guests can now get their Shack: (i) via mobile-ordering app; (ii) kiosk-ordering at approximately one-third of our Shacks; (iii) web ordering directly from their computer or mobile device; (iv) delivery to their door; and of course, (v) at their nearest Shack! We are working hard to provide the hospitality of convenience.
An essential part of Shake Shack's digital strategy is the Shack App. The Shack App was developed to elevate the in-Shack experience, aiming to provide shorter pick-up times and convenient mobile ordering. Guests can order Shake Shack when they want it, right from their phone. Then, it is cooked-to-order and timed to their arrival. The Shack App features all our menu classics—beef burgers, flat-top dogs, chicken sandwiches, frozen custard, crinkle cut fries and more—and includes all the mobile ordering essentials: guests can pick from their favorite orders; keep track of food allergies; access nutritional information; see the latest events and promos; connect to all Shake Shack social media channels and share feedback.
Knowing that consumers demand faster, easier and more personalized experiences, we enhanced and redesigned the Shack App to optimize the path to purchase. These changes included: (i) creating efficiencies in the checkout process; (ii) anticipating guests needs and helping them through checkout; (iii) providing a way to mark orders as favorites; (iv) the ability to strategically message based on where the guest is in the order life cycle; and (v) integrating enhanced location services like geo-tracking, allowing us to better time guests orders for pickup and deliver a superior product.
Approximately 60 Shacks across the country use a form of our kiosk ordering system. The Shack kiosk was developed with an enhanced guest experience in mind, allowing us to serve more guests at peak times, with the goal of reducing lines, wait time and friction at every channel. The Shack kiosk replicates the experience of the Shack App with a sharp aesthetic, an intuitive touch screen interface and an easy ordering process. Guests simply select their food, place an order and choose to receive an alert via text or buzzer when their order is ready. Hospitality Champs are stationed around the kiosks to assist guests and answer any questions.
Our web-ordering platform is available for the majority of our company-operated Shacks across the country. Simply go to the Shake Shack website and place an order to be picked up later. Guests follow the same pickup process as the Shack App. With higher category limits (versus the Shack App) and the ability to check out as a guest, web-ordering offers yet another convenient order-ahead opportunity to our guests.
Over the past several years, we explored various delivery options in an effort to bring Shake Shack to our guests wherever they are and whenever they want. Delivery is an essential part of how consumers eat today, presenting a unique opportunity to reach more people and have them engage with Shake Shack on their terms. In 2019, we announced our national integrated partnership with Grubhub. The partnership utilizes Grubhub's "Just In Time" technology aimed at providing faster delivery, fresher food and a winning guest experience. We will also have access to enhanced tools to analyze performance and ordering trends, so we can engage with guests in new and more personalized ways. Additionally, the partnership provides for joint marketing initiatives that will generate connections with new guests and drive order frequency for existing fans.

Shake Shack Inc. Form 10-K | 6

Culinary Innovation
We embrace our fine-dining heritage and are committed to sourcing premium ingredients, such as all-natural, hormone and antibiotic-free beef, chicken and pork, while offering excellent value to our guests. Our core menu is inspired by the best versions of the classic American roadside burger stand. From time to time we supplement with limited-time offers while also looking ahead to potential new categories we may consider adding to the menu over time.
We are committed to culinary creativity and excellence, collaborating with award-winning chefs, talented bakers, farmers and artisanal purveyors who work with us in different and exciting ways. As we grow across the country, we are excited to continue and grow these collaborations with the talented chefs and suppliers who are leading our industry.
While we’re extraordinarily proud of our legacy, and our position today, we will not rest on our laurels. We will continue to look for the best ingredients and culinary partners, so we can exceed our guests' expectations in every aspect of their experience.
Our Menu
Our menu focuses on premium food and beverages, carefully crafted from a range of classic American foods at more accessible price points than full-service restaurants.

Burgers & Chicken
Our burgers are made with a proprietary whole-muscle blend of 100% all-natural, hormone and antibiotic-free Angus beef, ground fresh, cooked to order and served on a non-GMO potato bun. We take great care in the preparation of our burgers—from sourcing, to handling, to cooking—to ensure that their taste and quality is second to none. Our signature burger is the ShackBurger®, which is a four-ounce cheeseburger topped with lettuce, tomato and ShackSauce™. Our burger offerings also include the SmokeShack®, 'Shroom Burger™ (a vegetarian burger), Shack Stack® and Hamburger. Our Chick’n Shack™ is a 100% all-natural, hormone and antibiotic-free cage-free chicken breast, slow cooked in buttermilk herbs, hand-battered, hand-breaded and crisp-fried to order. Our Chick'n Bites—which we added to our core menu in 2019—are made with our with all-natural, antibiotic-free whole muscle that is sous-vide cooked for optimum flavor, moisture and texture, making them extra juicy and tender.

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

Hot Dogs
Shake Shack was born as a hot dog cart in 2001and we’re proud to honor that legacy by offering a premium hot dog category. Both our beef hot dogs and our chicken dogs are made from 100% all-natural, hormone and antibiotic-free beef and chicken. Our signature Shack-cago Dog® is our nod to the classic Chicago-style hot dog, topped with Shack relish, onion, cucumber, pickle, tomato, sport pepper, celery salt and mustard.

Frozen Custard
Our premium, dense, rich and creamy ice cream, hand-spun daily on-site, is crafted from our proprietary vanilla and chocolate recipes. We use only real sugar (no corn syrup) and milk from dairy farmers who pledge not to use artificial growth hormones. Shakes remain our guests' favorite in this category and are scooped and spun to order. Our concretes are made by blending frozen custard at high speed with premium mix-ins.

Shake Shack Inc. Form 10-K | 7

Beer, Wine and Beverages
Our proprietary ShackMeister® Ale, brewed by Brooklyn Brewery, was specifically crafted to complement the flavor profile of a ShackBurger. At select locations, we also offer local craft beers tailored to each Shack's geography. Our Shack Red® and Shack White® wines are sourced and produced exclusively by Gotham Project, which provides our guests with premium beverage options not commonly found in our industry—a nod to our fine dining heritage. In 2019 we launched our canned red, white and rosé wines at our Shacks serving alcohol. In addition, we serve Abita Root Beer, Shack-made Lemonade, organic fresh brewed iced tea, Fifty/Fifty™ (half lemonade, half organic iced tea), Stumptown cold brew coffee, Honest Kids organic apple juice and Shack|20® bottled water, from which 1% of sales goes towards supporting the clean-up of water sources around the world.

Dogs Are Welcome Too
We know that many dog owners treat their four-legged friends as family members. At our first Shack in Madison Square Park, we wanted to include dogs as part of the community gathering experience and developed the "Woof" section on our menu. Since then, we’ve expanded the “Woof” menu to additional locations. ShackBurger dog biscuits and vanilla custard make up our signature Pooch-ini®, which is available at Shacks with an outdoor space. We also serve dog biscuits to-go, handcrafted exclusively for us by a New York-based bakery.

The Innovation Kitchen
Our Innovation Kitchen is located on the lower level of the West Village Shack and connected to our Home Office, which is the hub of all menu development at Shake Shack. This dedicated space allows our culinary team to get even more creative, dig deeper into our fine dining roots, collaborate with other chefs and explore new opportunities as we continue to scale. The West Village Shack’s menu has all the classic items and also features a rotating list of items from the Innovation Kitchen, with guest-favorite test items potentially becoming permanent menu items. This space also allows us to house our quality assurance and culinary teams together, ensuring that every single item on our menu meets our strict standards.
Shack-Wide Limited Time Offerings ("LTO")
We continued our LTO program through fiscal 2019, and featured a new, premium burger or chicken menu item for varying time periods throughout the year. Some of our notable LTOs throughout 2019 were:

▪
Game of Thrones – In honor of the final season of Game of Thrones, we launched a limited-edition #ForTheThrone menu. As part of this promotion, we introduced our icy Dragonglass Shake (a minted white chocolate custard topped with shards of Dragonglass) and our Dracarys Burger (a double Monterey Jack cheeseburger, topped with a Shack Sauce and finished with slabs of bacon). Our limited-time menu and Madison Square Park signage was translated in Valyrian, as well as offering limited edition shake cups at Shacks nationwide.

▪
Shake of the Month — Throughout 2019 we offered our guests a new shake each month, which included flavors such as: Tiramisu, Salted Vanilla Toffee, Cherry Blossom and Pumpkin, to name a few. Additionally, and similar to past years, we featured our trio of holiday shakes during November and December, which included Christmas Cookie, Coconut Snowball and Chocolate Peppermint.

▪
Lemonade — In addition to a variety of shakes offered throughout the year, we also featured new lemonades at various points in time. Throughout 2019, these flavors included Coconut Mango, Strawberry Mint and Cranberry Apple Ginger Lemonade.

Shake Shack Inc. Form 10-K | 8

Exclusive Offerings
In addition to supplementing our menu with LTOs, we also seek to create new and exciting offerings that are inspired by local favorites or special events. Some examples of our exclusive offerings from fiscal 2019 include:

▪
Veggie Shack — Last year we launched our first veggie burger at select Shacks and continued its availability at those Shacks throughout 2019. The Veggie ShackBurger  is made with black beans, brown rice and roasted beets topped with provolone cheese, lettuce, tomato, onions, pickles and vegan mustard mayo. It can also be made entirely vegan by removing the cheese and substituting a gluten free bun or lettuce wrap. Additionally, we will be rolling out a new Veggie Shack blend in fiscal 2020.

▪	Golden State Double — Available at our Shacks in the Bay Area, we offer the Golden Gate Double Shack, which features two grass-fed beef patties from Northern California’s Richards Grassfed Beef.

▪
Manila Ube Shake — We opened our first Manila Shack at Central Square in the Philippines. In addition to the Shack classics, we also offer the Manila exclusive Ube Shake—vanilla frozen custard blended with ube, and Calamansi Limeade, a local twist on a Shack fave. We also offer Manila-only concretes, including: Shack Attack—chocolate frozen custard, Buck’s original brownie, Auro chocolate chunks, fudge sauce, topped with chocolate sprinkles; Calamansi Pie Oh My—vanilla frozen custard, blended with a slice of Wildflour calamansi pie; and Uuube-by Baby—vanilla frozen custard, coconut marshmallow, ube cookie, toasted coconut, sago pearls, crispy pinipig and leche flan.

▪
ATX Wagyu Burger — At our Austin Shacks, we teamed up with Crowd Cow and launched a special burger for the SXSW festival. The ATX Wagyu featured a Crowd Cow Texas Wagyu blend topped with cheddar cheese, griddled shallots and grainy mustard mayo.

Collaborations and Partnerships
Our fine dining heritage gives us access to collaborations and partnerships with chefs and events at the forefront of the culinary world. We devote significant resources to menu innovation and are frequently invited to participate and compete in chef events such as the South Beach Wine and Food Festival's Burger Bash, which allows us to test out new creations that can often lead to the introduction of new items. Some of our more notable collaborations in fiscal 2019 include:

▪
Egg Katsu Sando and Morning Maple Latte — We partnered with pastry chef Dominique Ansel in March 2019 and added two brand new limited-edition items to our West Village Shack. Inspired by Japanese sandwiches, the Egg Katsu Sando featured a tender steamed egg, breaded in panko and crisp fried, served with miso-honey mayo on Dominique Ansel milk bread. In addition to the sandwich, we featured the Morning Maple Latte—made with La Colombe medium roast coffee with steamed maple milk—served either hot or cold.

▪
Oh Ma-Mey — In anticipation of our first Shack opening in Mexico City, we collaborated with local chef Elena Reygadas of the CDMX hotspot Rosetta to bring us the Oh Ma-Mey Concrete, made with flavors of candied lemon, spice cookies, and local mamey fruit.

▪
The Chairman Shack — In celebration of our first anniversary in Hong Kong, we teamed up with chef Danny Yip, owner of The Chairman, and created the Chairman Shack, which featured an Angus beef patty topped with12-hour slow-cooked caramelized onion, griddled ox tongue, pickled radish, Sichuan pepper, fermented bean sauce and butter lettuce. In addition to the burger, we also offered an ostmanthus and goji berry shake.

Engaging With Our Guests
Shake Shack grew up alongside social media and we believe we have benefited from our close relationship with passionate fans who want to engage with us and share their real-time experiences. Shake Shack continues to be recognized by media and influencers alike, garnering attention around the world.

Shake Shack Inc. Form 10-K | 9

Our positioning and brand voice, derived from the spirit, integrity and light-hearted nature of Shake Shack, are reinforced by our contemporary, responsible designs and hospitable team members who Stand For Something Good. This identity also anchors our marketing efforts. We believe that our guests recognize Shake Shack as a community gathering place and, thus, the heart of our marketing strategy is to cultivate that community and connect with our guests both in our Shacks and through digital channels.
Digital and Social Media
Consistent with the ways in which we design our Shacks as community gathering places, we execute a digital media strategy that creates an online, on-brand community gathering place. With our social media, we mirror the in-person hospitality that a guest experiences when they visit a Shack. We interact with fans on Facebook, Instagram and Twitter through comments, replies and the use of user-generated content; a quick search of "#shakeshack" on Instagram reveals over 1 million organic posts from our fans! In addition to social media, we also send out menu item alerts, local event invites, new Shack opening information and other relevant Shake Shack news through our email marketing program.
Promotions and Events
Throughout fiscal 2019 we continued to extend our brand through various innovations including: collaborations with other chefs; new creative concepts; exciting promotions; and participation in special events to drive brand awareness and engage with our guests. These initiatives were a key part to harnessing the growing strength of the Shake Shack brand while also differentiating it through unique moments and activations. Some notable collaborative promotions and events include:

▪
EMP Winter House Pop-Up — In January 2019 we partnered with Eleven Madison Park for their Winter House in Aspen, Colorado to serve our alpine skier fans. For these three days, we featured our Alpine Swiss Shack and truffle fries. For our fans back in New York City, we brought back some ski vibes with our very own yurt that served as a warming hut near our Madison Square Park Shack.

▪	National Custard Day — To celebrate National Custard Day on August 8th, we treated our guests to a scoop of custard on us with any $5+ order on the Shack App or via web ordering.

▪
#SHACKUP — To mark the occasion of our nationwide delivery rollout with Grubhub, we launched our #SHACKUP campaign. This campaign featured an elevated Shake Shack experience highlighting key delivery moments, such as treat yourself, family dinner, date night, celebrating with friends and ordering for the office team. We partnered with various social influencers and offered our guests free delivery at our Shacks using Grubhub through the end of the year.

▪
EEEEEATSCON — In October 2019 we attended the EEEEEASTSCON food festival and teamed up with Uncle Boons, the NoLiIta-based Thai restaurant. We served up our take of a ShackBurger on Phat Bao Horapha—a ground beef patty topped with Thai bird's eye chili, Thai basil, griddled peppers and a crispy egg. We also featured a coconut concrete sundae, which combined our signature concrete with Uncle Boon's toasted coconut ice cream.

▪
Black Fryday Scratch-offs — From November 27th through December 1st, we gave out scratch-off tickets that were redeemable either on the Shack app or through Grubhub. The various prizes included free Gruhub delivery, free fries, a free burger or a year of free Shake Shack (valued at a $2,500 Shake Shack gift card).

Engaging The Community
Shacks are so much more than a place to get a burger, some fries and a shake; they’re places for the community to gather. We place a high premium on connecting with our communities—whether through the physical design of our Shacks or by the local causes we support.
Development
Today, we continue to evolve our timeless designs through the engagement of different designers from around the country.  We continue to develop our prototypes, “classic” Shack designs, free-standing, in-line and unique formats.  We are constantly pushing to be more creative and nimble, allowing us to ramp up our growth while making the Shack experience even more dynamic and accessible, as well as adapting to smaller footprints, proving our versatility and ability to enter and flourish in a variety of spaces. In 2019 we entered more food courts, outlet malls and other formats, continuing to adapt our classic Shack design to new types of

Shake Shack Inc. Form 10-K | 10

space while delivering the same winning guest experience. Additionally, we further innovated our Shack design in the digital space by introducing a whole new guest flow with our kiosk ordering environment, which we continue to design new Shacks incorporating the kiosk into their layout. We designed an optimized kitchen, using a split-kitchen format that aims to allow for greater output during peak times. As we further immerse ourselves in the digital space and adapt to our delivery integration, we continue to evolve, experiment and innovate around order capabilities and guest flow. Throughout fiscal 2019, and looking forward, we continued to enhance our design capability, simultaneously designing some of our most dynamic Shacks while gaining efficiency in the design process to prepare for the scalability of development ahead.
Designing A Warm Community Gathering Place
Although we have a variety of Shack formats, spread across a variety of regions, each is specifically designed to be of its place and connect with its community. The original Shake Shack in Madison Square Park, for instance, was designed to set the tone for a dynamic dialogue inside the park and the surrounding neighborhood. Today, across our domestic and international locations, we secure vibrant sites and give them a hand-crafted, community-appropriate look by blending unique local features with our core Shake Shack design elements. We have developed a number of iconic brand identifiers, including wrap-around steel beams, open kitchens, large distinctive menu boards and tables made from reclaimed materials. We believe that these identifiers are key components to the expression of the brand and the experience of Shake Shack.
The overall atmosphere of our new Shacks evokes our original park kiosk, as well as the best of the fine dining experience. We use high-quality tactile materials, warm lighting that focuses on every table and highlights the textured walls and seating layouts that encourage guests to relax and stay for a while. A typical domestic company-operated Shack is generally between 3,000 and 4,000 square feet with interior seating for between 75 and 100 guests. Additionally, whenever possible, our domestic company-operated Shacks feature either outdoor seating or easy access to a park or green space.
From time to time during the construction of certain new Shacks, particularly those in new markets, we re-imagine the often-uninspiring plywood barriers that surround a construction site and use them as a canvas to begin the process of introducing Shake Shack to the community prior to our opening. We also collaborate with local artists and designers to bring beautiful artworks and installation to our Shacks, including our first Shacks in the Philippines and Mexico, which we opened this year.
Site Selection
In choosing a new site, we focus first and foremost on the guest experience—seeking to ensure that each new location will be the choice spot for people to gather together. Our site selection process is actively led by our experienced development team, and its recommendations are reviewed and approved by our Real Estate Committee, which meets regularly and follows a stringent approval process to ensure quality, fiduciary responsibility and overall adherence to our strategic growth goals. We use analytical tools for extensive demographic analysis and data collection for both existing and new potential sites. In addition to our in-house team of experienced real estate professionals, we use a national real estate broker to manage a network of regional brokers in order to leverage external resources in pursuit of pipeline development and consistent deal flow.
Construction
A typical Shack takes between 14 and 20 weeks to build. In fiscal 2019, the total investment cost of a new Shack, which includes costs related to items such as furniture, fixtures and equipment, ranged from approximately $1.5 million to $4.3 million, with an average investment cost of approximately $2.2 million, or approximately $1.9 million net of tenant improvement allowances received from our landlords. We use a number of general contractors on a regional basis and employ a mixed approach of bidding and strategic negotiation in order to ensure the best value and highest quality construction.
We continue to evolve the Shack experience by partnering with different designers around the country. From our “classic” Shack designs, to our free-standing and in-line designs, to our other unique formats, we are constantly pushing ourselves to be more creative and nimble. This process has allowed us to ramp up our growth while making the Shack experience even more dynamic and accessible. It’s also helped us adapt to smaller footprints and prove our ability to enter and flourish in a variety of spaces. In 2019, we entered additional food courts, outlet malls and other formats, continuing to adapt our classic Shack design to new types of spaces.
Additionally, we designed an optimized kitchen, using a split-kitchen format that allows for greater output during peak times. As we further immerse ourselves in the digital space and adapt to our delivery integration, we continue to evolve, experiment and innovate

Shake Shack Inc. Form 10-K | 11

around order capabilities and guest flow. Throughout fiscal 2019, we enhanced our design capability, simultaneously designing some of our most dynamic Shacks while gaining efficiency in the design process to prepare for the scalability of development ahead.
Unique Touches
Each Shack focuses on conveying a consistent national brand message while also tailoring marketing efforts to its specific region. We have menu items that feature ingredients and beers that are specific to each Shack's community. We also tailor our marketing efforts by participating in local celebrations and developing relationships within the community, which helps position Shake Shack as a premium brand that is connected to its neighborhood. Before the opening of a new Shack, we will sometimes construct hoarding around the location, and incorporating designs from local artists. From a culinary perspective, we often team up with area chefs and restaurants to offer unique, collaborative menu items to our guests. We also create signature concretes—dense frozen custard blended at high speed with mix-ins-distinct to the region, using locally—sourced mix-ins from artisanal producers whenever possible.
Community and Charitable Partners
Throughout the month of June, we celebrated the LGBTQ community, with team members marching in Pride parades across the country. We also offered our Pride Shake, a cake batter shake topped with glitter sprinkles. We released our limited-edition 2019 Pride capsule collection, which included a super soft tee, rainbow-striped crop top, rainbow burger cap, Bombas Pride socks and an ISLYNYC Burger Chain necklace. And in keeping with our commitment to give back to the communities we serve, we also donated $25,000 to the Trevor Project, the national 24-hour, toll-free confidential suicide hotline for LGBTQ youth.
Outside of special events, each Shack has a local charity partner to which it donates 5% of the sales from its Pie Oh My concrete. In addition, we regularly serve our communities by hosting 25% Donation Days—we designate a Monday or Tuesday for our partners to promote. Then, supporters who attend the fundraiser will have 25% of their order totals donated back to their charitable organization.
Since 2012, Shake Shack has annually held The Great American Shake Sale™ to raise money and awareness for childhood hunger. During The Great American Shake Sale, we encourage guests to donate $2 in exchange for a free shake (a $5 value) at their next visit. 100% of these donations go directly to Share Our Strength's No Kid Hungry campaign.

Operating With Purpose
With the level of growth we have experienced in the past years, and the increase in the number of our Shack openings annually, we recognize the importance of building to scale. While we strive to simplify our operations, we will never sacrifice quality or our ability to innovate with regards to our products, experience and technology. We are focused on standardizing processes while ensuring that we stay connected to our communities and that we deliver on our promise of a great guest experience. In short, the bigger we get, the smaller we have to act.
Supply Chain
Sourcing
Our Stand For Something Good vision guides us in how we source and develop our ingredients—working with best-in-class suppliers across our supply chain, and always looking for the best ways to provide top quality food at an excellent value. We pride ourselves on sourcing premium ingredients from like-minded ranchers, farmers and food purveyors, using real premium ingredients like 100% all-natural proteins with no hormones or antibiotics, that are humanely raised and source-verified. In 2018, we received an "A" grading from the Natural Resources Defense Council in their Chain Reaction Report for sourcing beef raised without any antibiotics (one of only two burger chains to have done so). In addition, for the past three years, we have used cage-free eggs in all of our food. For more information, our animal welfare policy can be found on our Shake Shack website.
We have a domestic regional strategy for ground beef production to ensure that we are always serving freshly ground and never frozen beef at our domestic Shacks. As we've grown domestically, we have eight butchers spread throughout the country who produce our burgers on a daily basis. We will continue to partner with regional suppliers in new markets as we grow.

Shake Shack Inc. Form 10-K | 12

We have a limited number of domestic suppliers for our major ingredients, including beef patties, chicken, potato buns, custard, Portobello mushrooms and cheese sauce. In fiscal 2019, we purchased all of our (i) ground beef patties from eight suppliers, with approximately 50% of our ground beef patties from one supplier; (ii) chicken breast from one supplier ; (iii) potato buns from one supplier; (iv) custard base from two suppliers; (v) 'Shroom Burgers from one supplier; (vi) crinkle cut fries from two suppliers; and (vii) ShackSauce from two suppliers, with approximately 68% of ShackSauce supplied by one supplier. We have developed a reliable supply chain and continue to focus on identifying alternative sources to avoid any possible interruptions of service and product.
Distribution
We contract with one distributor, which we refer to as our "broadline" distributor, to provide virtually all of our food distribution services in the United States. As of December 25, 2019, approximately 84% of our core food and beverage ingredients and 100% of our paper goods and chemicals, collectively representing approximately 45% of our purchases, were processed through our broadline distributor for distribution and delivery to each Shack. As of December 25, 2019, we were utilizing 20 affiliated distribution centers to supply our domestic company-operated Shacks. We recognize that the safety and consistency of our products begins with our suppliers. Suppliers must meet certain criteria and strict quality control standards in the production and delivery of our food and other products. We regularly evaluate our broadline distributor to ensure that the products we purchase conform to our standards and that the prices they offer are competitive.
Food Safety and Quality Assurance
Food safety is our top priority. We are committed to serving safe, high quality food. We have rigorous quality assurance and food safety protocols in place throughout our supply chain and in our Shacks. Our two-prong approach involves third-party audits of our Shacks as well as a review of our suppliers. We have a comprehensive supplier and ingredient selection process and maintain a limited list of approved suppliers. We thoroughly review the results of suppliers' internal and external quality audits, insurance coverage and track record on an on-going basis. We perform food safety and brands audits, periodically audit our suppliers and perform supplier site visits. We also conduct mock food recalls across a selection of our suppliers on a quarterly basis. We have developed and implemented training and operating standards related to the food preparation, cleanliness and safety in the Shacks, as we ensure our team members go through crisis management training. We have a dedicated Quality Assurance team and employ an external third-party to conduct audits of all Shacks on a quarterly basis.
SFSG for Supply Chain
In 2019, we continued our focus on delivering a winning guest experience with menu items that are not only delicious, but nourishing. We worked with suppliers to remove high fructose corn syrup from substantially all of our ingredients, including using Simply Heinz, a high fructose corn syrup-free ketchup.
We executed on our mission to Stand For Something Good by eliminating the use of plastic straws and single-use plastic water cups in our Shacks. Additionally, our canned wine, which we introduced this year, is more recyclable than the glass bottles we used previously, as well as lighter to ship.
Management Information Systems
Our domestic company-operated Shacks use computerized point-of-sale and back-office systems that are designed specifically for the restaurant industry and we use many customized features to increase operational effectiveness, internal communication and data analysis. This system provides a touch screen interface, graphical order confirmation display, touch screen kitchen display and integrated, high-speed credit card and gift card processing. The point-of-sale system is used to collect daily transaction data, which generates information about sales, product mix and average transaction size. Our back-office computer systems are designed to assist in the management of our domestic company-operated Shacks and provide real-time labor and food cost management tools. These tools provide the Home Office and operations management quick access to detailed business data and reduces the amount of time spent by our Shack-level managers on administrative needs.
Enterprise-wide System Upgrade – Project Concrete
In June 2019 we completed the first phase of "Project Concrete", our enterprise-wide system upgrade. In an effort to ensure our infrastructure and support systems are sufficiently robust and scalable enough to deliver upon our current and future growth opportunities, we made key investments in our core financial and operational systems. Project Concrete is an enterprise resource planning (ERP) project to implement new systems and processes supporting our finance, procure-to-pay, inventory and human

Shake Shack Inc. Form 10-K | 13

capital management areas. Across Project Concrete, we focused on: (i) streamlining and automating business processes within the aforementioned areas to establish a scalable foundation for robust growth; (ii) standardizing and centralizing business processes; and (iii) implementing new software applications to enable the centralized business process in a controlled and efficient way.

Project Concrete will also replace our current back-of-house systems and reduce the administrative tasks in the Shacks as we continue to invest in our tools across the company.
GROWTH STRATEGIES

In fiscal 2019, we grew our Shack community by creating over 1,600 new jobs across the country. We added 73 new Shacks and reached 275 Shacks worldwide. We believe that we are well-positioned to achieve continued significant, sustainable financial growth. We plan to execute upon our growth strategies while always keeping our goal to Stand For Something Good in the forefront. We plan to continue to expand our business, drive Shack sales and enhance our competitive positioning by executing on the following strategies.
Opening New Domestic Company-Operated Shacks
Our greatest opportunity for growth lies in opening new, company-operated Shacks. We waited nearly five years to open our second Shack, and we are still in the early chapters of our story. In fiscal 2019, we significantly expanded our domestic company-operated footprint by opening 39 new Shacks, representing a 31.5% increase in our domestic company-operated Shack count. As of December 25, 2019, we have 163 domestic company-operated and 22 domestic licensed Shacks in 30 states and Washington, D.C.
We see a tremendous whitespace opportunity to expand in both new and existing U.S. markets, and we will continue to invest in the infrastructure that will enable us to continue to grow rapidly, but with discipline. Over the long-term, we believe we have the potential to grow our current domestic company-operated Shack footprint to at least 450 Shacks, of which we have only opened 36% of that footprint through the end of fiscal year 2019.
The rate of future Shack growth in any particular period is inherently uncertain and is subject to numerous factors that are outside of our control. As a result, we do not currently have an anticipated timeframe for such expansion. We believe we have a versatile real estate model built for growth. We have adopted a disciplined expansion strategy designed to leverage the strength of our business model and our significant brand awareness. And we continue to be encouraged by the success of our multi-format strategy which includes but is not limited to: urban centers, free-standing pads, mall locations, food courts, lifestyle centers, train hubs, airports, stadiums, outlets and more.
We intend to continue to expand in existing markets in 2020, in order to leverage the operational effectiveness of clustered Shacks, but we will also enter new markets, including Indianapolis and Sacramento. With 275 Shacks around the world (as of December 25, 2019), we have identified many attractive and differentiated markets for the Shake Shack experience. In major metropolitan areas, we seek locations where communities gather, often with characteristics such as high foot traffic, substantial commercial density, reputable co-tenants and other traffic drivers such as proximity to parks, museums, schools, hospitals and tourist attractions.

Shake Shack Inc. Form 10-K | 14

Growing Our Licensed Shack Business
We will continue to grow our licensed portfolio by expanding further domestically, in the countries in which we currently have internationally licensed operations, and by entering new international markets. Historically, this strategy has been a low-cost, high-return method of growing our brand awareness and increasing cash flow. As of December 25, 2019 we had 112 licensed Shacks, of which 90 were international and 22 were domestic in the U.S.

Shake Shack Inc. Form 10-K | 15

International Licensed Operations
Fiscal 2019 was a momentous year for our expansion internationally, particularly in new territories, with 24 international licensed Shack openings. We opened Shacks in four new countries throughout the year, including: three Shacks in mainland China, two Shacks in the Philippines, two Shacks in Mexico and one Shack in Singapore. A meaningful part of our international business strategy remains focused in Asia. With our expansion into new Asian markets coupled with our continued penetration into existing ones, 38% of our international licensed Shacks were located in Asia as of the end of fiscal 2019. To further foster our growth in Asia, we opened our first international regional office in Hong Kong in 2019 to support the brand and day-to-day operations. These partnerships with our international licensed counterparts are great opportunities for our team to grow, learn and bring back new insights to the broader company. Given our position in New York and the success of our current licensed Shacks at home and abroad, we continue to attract substantial interest from potential international licensees around the world and we believe we have significant opportunities to expand our licensing footprint in existing and new international markets as our team, development opportunities and supply chain matures.
Domestic Licensed Operations
Domestically, we have continued to grow our licensed business, especially at airport locations around the country, which have been an exciting layer of growth to our licensed strategy. This year we opened 10 domestic licensed locations, of which eight were in airports. We also opened our first roadside Shack, located in New Jersey.

Growing Same-Shack Sales
Given the significant awareness of our brand and the excitement we have been able to generate for our market launches, our Shacks in newer markets have generally opened with higher volumes relative to their second year, following the strong initial honeymoon period. We expect our Shacks to deliver low single digit same-Shack sales growth over the long term, but with some volatility as we fill in existing markets with new Shacks. However, new Shack openings relative to our comparable Shack base remains our primary driver of growth in the near term. We believe, based on our business strategy and various factors in and out of our control, that we will have quarters in which our same Shack sales may be negative. We do, however, continually focus on improving our same-Shack sales performance by providing an engaging and differentiated guest experience that includes new seasonal and Shack-specific offerings, technological upgrades including the Shack App, web-ordering and delivery, unique and thoughtful integration with local communities and high standards of excellence and hospitality. We also continue to innovate around our core menu to keep our offerings fresh, while remaining focused on our signature items.
Expanding And Enhancing Our Guest Experience
New Formats
We have so much opportunity to learn and grow in a variety of formats. As we unlock pieces of the country and world in different ways, we think about more ways that we can meet our guests. In 2019, we opened in eight airports, new kinds of shopping

Shake Shack Inc. Form 10-K | 16

centers, food courts and our first roadside Shack. In 2020 we plan to continue this expansion as well as capturing the associated market share.
Menu Innovation
When we look at our menu items we focus on three things: continuing to create buzz-worthy LTOs, innovating our core menu and looking towards new menu categories for the future. Kicking off our LTO's in fiscal 2020, we are bringing back the ShackMeister Burger to our Shacks across the country, which features crispy shallots and Shack sauce on a 100% Angus beef cheeseburger. We also are planning to enhance the chicken category in fiscal 2020, bringing back a guest favorite, Hot Chick'n, as well as adding Hot Chick'n Bites. To further broaden our menu, our new Veggie ShackBurger provides another vegetarian option, created with 13 vegetables, herbs and grains, which we will test in limited markets later in the year.
Digital Expansion
Hospitality is not a static concept; it’s always evolving. That’s why we’re continuing to invest in our digital strategy by providing the best app, kiosk and delivery experiences. As part of our digital expansion, we are working to redesign the full web experience for 2020, which encompasses everything from ordering on the app or your desktop, at the Shack or via Grubhub. What's more, our partnership with Grubhub is a great way for us to not only partake in joint marketing initiatives, but also to retain access to and gain insights from our guest data.
Capitalizing On Our Outsized Brand Awareness
Since 2004, we have become a globally recognized brand with outsized consumer awareness relative to our current footprint of 275 Shacks. Shake Shack has become a New York City institution, a vibrant and authentic community gathering place that delivers an unparalleled experience to our loyal guests. One of the great advantages for Shake Shack has been our birthplace and headquarters in New York City. Rarely has a brand of our type been born in New York, and from a fine dining company. This gives us tremendous media and brand power which often outweighs our relative size. Shake Shack was named in Fast Casual's Top 100 Movers and Shakers, was amongst the finalists in the 2019 Shorty Awards' Best in Food & Beverage Sites and Apps and was on Nation's Restaurant's News' 2018 Top 10 Fastest Growing Chains and was named Foodable's "brand of the year" list as part of their 2018 Top Emerging Brands. We believe that this outsized brand awareness will continue to fuel our growth in existing and new markets.
Media, Product Placement and Influencers
Shake Shack’s unique positioning has allowed us to garner robust media coverage across food, lifestyle, business and trade publications. We have been featured in outlets such as Bon Appetit, Food & Wine, Eater, Grub Street, Refinery29, BuzzFeed, People, New York Times, Wall Street Journal, Business Insider, CNBC, Fast Company, Forbes, Digiday and more. Shake Shack has been mentioned on morning shows like TODAY Show, Good Morning America, CBS Sunday Morning and LIVE with Kelly and Ryan, as well as late shows like Saturday Night Live, The Late Show with James Corden, Jimmy Kimmel Live!, The Daily Show, Late Night with Seth Meyers and Late Night with Jimmy Fallon.
We have been fortunate to receive considerable product placement in movies, TV shows and other media without any cost to the Company, and in some cases, has been able to charge fees for these location shoots. We have also been participating in feature stories, such as NYSE: Walk This Way, Men's Health, Foodable Network Podcast, First We Feast: The Burger Show, and Fast Company: The Recommender.
Shake Shack’s popularity and cultural relevance has awarded us countless celebrity and influencer fans across Hollywood, music, fashion, sports and more. We have seen organic promotion from the likes of John Mayer, Hailey Baldwin, Ashely Simpson, Matt Damon, Oprah, and Taylor Swift, to name a few. Influencer coverage has driven awareness of our presence at popular events, such as our participation at the Coachella music festival, and even highlighted our food truck at the wedding of two former Bachelor stars, NY Fashion Week and the Super Bowl.

Shake Shack Inc. Form 10-K | 17

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
Our competition continues to intensify as new competitors enter both the burger and fast casual segments, and in addition, offer new digital experiences. We also face increasing competitive pressures from some of our competitors who have recently announced initiatives to offer better quality ingredients relative to their previous offerings, such as antibiotic-free meat or plant-based meat alternatives. For more information regarding the risks we face from our competitors, who may have, among other things, a more diverse menu, greater financial resources, lower operating costs, a more well-established brand, additional locations and more extensive marketing than we do, see "Risks Related to Operating in the Restaurant Industry—We face significant competition for guests, and if we are unable to compete effectively, our business could be adversely affected" in Item 1A, Risk Factors.
We strive to engage our guests with a differentiated experience that includes great food, unique and thoughtful integration with local communities and high standards of excellence and hospitality. We believe that we are well positioned to continue to grow our market position, as we believe consumers will continue to trade up to higher quality offerings given the increasing consumer focus on responsible sourcing, ingredients and preparation. We believe that many consumers want to associate with brands whose ethos matches their own, and that Shake Shack, with our mission to Stand For Something Good and our culture of Enlightened Hospitality, is a distinct and differentiated global lifestyle brand.
INTELLECTUAL PROPERTY

Since our inception, we have strategically and proactively developed our intellectual property portfolio by registering our trademarks and service marks worldwide. As of December 25, 2019, we had 25 registered marks domestically, including registrations in our core marks ("Shake Shack," "Shack Burger," "" and "") and certain other marks, such as Stand for Something Good. Internationally, we have registered our core marks in 82 countries spanning six continents. These marks are registered in multiple international trademark classes, including for restaurant services, food services, non-alcoholic beverages and apparel. We also own the domain www.shakeshack.com as well as over 400 other domain names for use in other markets.
In addition, we have agreements with the suppliers of our proprietary products stating that the recipes and production processes associated with those products are our property, confidential to us, and may not be provided to any other customer. Our proprietary products include the burger recipe for our whole-muscle blend, the patty grinding procedure and the product formulations for our ShackSauce, 'Shroom Burger, chicken breast, chicken breading and buttermilk herb mayo, cheese sauce, unflavored custard base, chocolate custard base, and certain toppings and custard mix-ins. We also have exclusive arrangements with our suppliers of ShackMeister Ale, Shack Red wine, Shack White wine, hot dog and chicken sausage, relish and cherry peppers.

Shake Shack Inc. Form 10-K | 18

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
SEASONALITY

Our business is subject to slight seasonal fluctuations which can impact sales from quarter to quarter. Year-over-year and quarter-to-quarter results can be also be impacted by the number and timing of new Shack openings. Additionally, given our use of a fiscal calendar, there may be some fluctuations between quarters due to holiday shifts in the calendar year.
EMPLOYEES

As of December 25, 2019, we had 7,603 employees, of whom 7,346 were hourly team members and Shack-level managers and 257 were Home Office personnel.

Shake Shack Inc. Form 10-K | 19

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The name, age and position held by each of our executive officers as of December 25, 2019 is set forth below.

Name	Age	Position
Randy Garutti	44	Chief Executive Officer and Director
Tara Comonte	45	President and Chief Financial Officer
Zachary Koff	40	Chief Operating Officer
Randy Garutti has served as Shake Shack's Chief Executive Officer and on the Board of Directors since April 2012. Prior to becoming Chief Executive Officer, Mr. Garutti served as Chief Operating Officer of SSE Holdings since January 2010. Mr. Garutti has worked with USHG and Mr. Meyer for over 20 years. Prior to leading Shake Shack, Mr. Garutti was the Director of Operations, overseeing the operations for all USHG restaurants. In addition, Mr. Garutti served as General Manager of Union Square Cafe and Tabla, both of which won numerous accolades in the hospitality industry. Mr. Garutti graduated from Cornell University's School of Hotel Administration in 1997. Mr. Garutti was selected to our board of directors because of his leadership role in our development and growth and because he possesses particular knowledge and experience in strategic planning and leadership in the hospitality business.
Tara Comonte has served as Shake Shack's President and Chief Financial Officer since October 2019 and Chief Financial Officer since June 2017. Prior to joining Shake Shack, Ms. Comonte served as Chief Financial & Business Affairs Officer and Executive Vice President at Getty Images, having joined in April 2013 as Chief Financial Officer and Senior Vice President. Earlier in her career, Ms. Comonte served as Chief Financial Officer at McCann Worldgroup, part of Interpublic Group (IPG). Previously, she was a key founding member of Mediabrands, IPG's media group, serving there as Global Chief Financial Officer and Chief Operating Officer.
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

Shake Shack Inc. Form 10-K | 20

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
We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases as part of our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by subscribing to email alerts. We also make certain corporate governance documents available on our investor relations website, including our corporate governance guidelines, board committee charters, code of business conduct and ethics, as well as certain company policies.
The contents of our website are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Shake Shack Inc. Form 10-K | 21

Item 1A. Risk Factors.
Described below are risks that we believe apply to our business and the industry in which we operate. You should carefully consider each of the following risk factors in conjunction with other information provided in this Annual Report on Form 10-K and in our other public disclosures. The risks described below highlight potential events, trends or other circumstances that could adversely affect our business, financial condition, results of operations, cash flows, liquidity or access to sources of financing, and consequently, the market value of our Class A common stock. These risks could cause our future results to differ materially from historical results and from guidance we may provide regarding our expectations of future financial performance.
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
We operate in a highly competitive and ever-changing environment. Our long-term success is dependent on our ability to identify, develop and execute appropriate business strategies within this environment. Our current strategies include:

▪	opening new domestic company-operated Shacks;

▪	innovating our digital products and capabilities;

▪	growing same-Shack sales;

▪	thoughtfully increasing our licensed Shacks, both domestically and abroad; and

▪	capitalizing on our outsized brand awareness.

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

Shake Shack Inc. Form 10-K | 22

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
Our results have been, and in the future may continue to be, significantly impacted by the timing of new Shack openings (often dictated by factors outside of our control), including landlord delays, associated Shack pre-opening costs and operating inefficiencies, as well as changes in our geographic concentration due to the opening of new Shacks. We typically incur the most significant portion of pre-opening costs associated with a given Shack within the several months preceding the opening of the Shack. Our experience has been that labor and operating costs associated with a newly opened Shack for the first several months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of Shack sales. Our new Shacks take a period of time to reach target operating levels due to inefficiencies typically associated with new Shacks, including the training of new personnel, new market learning curves, inability to hire sufficient qualified staff and other factors. We may incur additional costs in new markets, particularly for transportation and distribution, which may impact the profitability of those Shacks. Although we have specific target operating and financial metrics, new Shacks may not meet these targets or may take longer than anticipated to do so. Any new Shacks we open may not be profitable or achieve operating results similar to those of our existing Shacks, which could adversely affect our business, financial condition or results of operations.

Shake Shack Inc. Form 10-K | 23

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
Additionally, many of our current domestic company-operated Shacks are located in high volume urban markets. As we expand, our number of domestic company-operated Shacks located in high volume urban markets will decline and as a result we do not expect to maintain our current average unit volumes ("AUVs") and Shack-level operating profit margins, and our business, financial condition and results of operations may be adversely affected.
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
We do, however, face many challenges in carrying out our mission to Stand For Something Good. We incur higher costs and other risks associated with paying above-average wages to our employees and purchasing high quality ingredients grown or raised with an emphasis on quality and responsible practices. As a result, our food and labor costs may be significantly higher than other companies who do not source high quality ingredients or pay above minimum wage. Additionally, the supply for high quality ingredients may be limited and it may take us longer to identify and secure relationships with suppliers that are able to meet our quality standards and have sufficient quantities to support our growing business. If we are unable to obtain a sufficient and consistent supply for our ingredients on a cost-effective basis, our food costs could increase or we may experience supply interruptions which could have an adverse effect on our operating margins. Additionally, some of our competitors have recently announced initiatives to offer better quality ingredients, such as antibiotic-free meat. If this trend continues, it could further limit our supply for certain ingredients and we may lose our competitive advantage as it will be more difficult to differentiate ourselves.
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
We believe that our Stand For Something Good philosophy has been a major contributing factor in our past success because we believe consumers are increasingly more focused on where their food comes from and how it is made, and that consumers want to associate themselves with brands whose ethos matches that of their own. However, if these trends change we may no longer be able to successfully compete with other restaurants who share different values than us.

Shake Shack Inc. Form 10-K | 24

If we fail to maintain our corporate culture, our relationships with our employees and guests could be negatively affected.
We take great pride in our culture and believe that it is an extremely important factor in our success. We believe that our culture of Enlightened Hospitality and our mission to Stand For Something Good creates a truly differentiated experience for our guests and is one of the reasons guests choose to dine with us and employees choose us as a place of employment. If we are unable to maintain our culture, especially as we continue to rapidly grow and expand in new markets, our reputation may be damaged, we may lose the trust of our guests, employee morale may be diminished and we may experience difficulty recruiting and retaining qualified employees. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.
We have a limited number of suppliers for our major products and rely on one distribution company for the majority of our domestic distribution needs. If our suppliers or distributor are unable to fulfill their obligations under our arrangements with them, we could encounter supply shortages and incur higher costs.
We have a limited number of suppliers for our major ingredients, including beef patties, chicken, potato buns, custard, portobello mushrooms and cheese sauce. In fiscal 2019, we purchased all of our (i) ground beef patties from eight suppliers, with approximately 50% of our ground beef patties supplied by one supplier; (ii) chicken breast from one supplier; (iii) potato buns directly from one supplier; (iv) custard base from two suppliers; (v) 'Shroom Burgers from one supplier; and (vi) ShackSauce from two suppliers, with approximately 68% of our ShackSauce supplied by one supplier. Due to this concentration of suppliers, the cancellation of our supply arrangements with any one of these suppliers or the disruption, delay or inability of these suppliers to deliver these major products to our Shacks may materially and adversely affect our results of operations while we establish alternate distribution channels. In addition, if our suppliers fail to comply with food safety or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted. We cannot assure you that we would be able to find replacement suppliers on commercially reasonable terms or a timely basis, if at all.
We contract with one distributor, which we refer to as our "broadline" distributor, to provide virtually all of our food distribution services in the United States. As of December 25, 2019, approximately 84% of our core food and beverage ingredients and 100% of our paper goods and chemicals, collectively representing 45% of our purchases, were processed through our broadline distributor for distribution and delivery to each Shack. As of December 25, 2019, we utilized 20 affiliated distribution centers and each distribution center carries two to three weeks of inventory for our core ingredients. In the event of a catastrophe, such as a fire, our broadline distributor can supply the Shacks affected by their respective distribution center from another affiliated distribution center. If a catastrophe, such as a fire, were to occur at the distribution center that services the Shacks located in New York and northern New Jersey, we would be at immediate risk of product shortages because that distribution center supplies 23% of our domestic company-operated Shacks as of December 25, 2019, which collectively represented 34% of our Shack sales for fiscal 2019. The other 19 distribution centers collectively supply the other approximately 77% of our domestic company-operated Shacks, which represented the remaining 66% of our Shack sales.
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
Our growth strategy depends on opening new Shacks, which will require us to use cash flows from operations. We cannot assure that cash flows from operations will be sufficient to allow us to implement our growth strategy. If these funds are not allocated efficiently among our various projects, or if any of these initiatives prove to be unsuccessful, we may experience reduced profitability and we could be required to delay, significantly curtail or eliminate planned Shack openings, which could have a material adverse effect on our business, financial condition and results of operations.
In addition, as our Shacks mature, our business will require capital expenditures for the maintenance, renovation and improvement of existing Shacks to remain competitive and maintain the value of our brand standard. This creates an ongoing need for cash, and, to the extent we cannot fund capital expenditures from cash flows from operations, funds will need to be borrowed or otherwise obtained.

Shake Shack Inc. Form 10-K | 25

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
Shake Shack is a small, but growing brand. We incur costs and expend other resources in our marketing efforts to attract and retain guests. Our strategy includes public relations, digital and social media, promotions and in-store messaging, which require less marketing spend as compared to traditional marketing programs. Currently, the amount of discounted promotions and advertising we do is not significant. As the number of Shacks increases, and as we expand into new markets, we expect to increase our investment in advertising and consider additional promotional activities. Accordingly, in the future, we will incur greater marketing expenditures, resulting in greater financial risk and a greater impact on our financial results.
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
We rely, in part, on our licensees and the manner in which they operate their Shacks to develop and promote our business. As of December 25, 2019, six licensees operated all of our domestic licensed Shacks and six licensees operated all of our international licensed Shacks, with one such licensee operating 60% of our international licensed Shacks. Our licensees are required to operate their Shacks according to the specific guidelines we set forth, which are essential to maintaining brand integrity and reputation, all laws and regulations applicable to Shake Shack and its subsidiaries, and all laws and regulations applicable in the countries in which Shake Shack operates. We provide training to these licensees to integrate them into our operating strategy and culture. However, since we do not have day-to-day control over all of these Shacks, we cannot give assurance that there will not be differences in product and service quality, operations, labor law enforcement or marketing or that there will be adherence to all of our guidelines and applicable laws at these Shacks. In addition, if our licensees fail to make investments necessary to maintain or improve their Shacks, guest preference for the Shake Shack brand could suffer. Failure of these Shacks to operate effectively could adversely affect our cash flows from those operations or have a negative impact on our reputation or our business.
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

Shake Shack Inc. Form 10-K | 26

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
Food safety is a top priority, and we dedicate substantial resources to ensure the safety and quality of the food we serve. Nevertheless, we face food safety risks, including the risk of food-borne illness and food contamination, which are common both in the restaurant industry and the food supply chain and cannot be completely eliminated. We rely on third-party food suppliers and distributors to properly handle, store and transport our ingredients to our Shacks. Any failure by our suppliers, or their suppliers, could cause our ingredients to be contaminated, which may be difficult to detect before the food is served. Additionally, the risk of food-borne illness may also increase whenever our food is served outside of our control, such as by third-party delivery services. We are further exposed to this risk from our sales through unaffiliated third-party delivery services, as well as through any third-party delivery partners we have used.
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
As our culture remains an important factor to our success, it in part depends on our ability to attract, motivate and retain a sufficient number of qualified managers and team members to meet the needs of our existing Shacks and to staff new Shacks. We aim to hire people who have integrity, who are warm, friendly, motivated, caring, self-aware and intellectually curious—what we call "51%'ers." 51%'ers are excited and committed to championship performance, remarkable and enriching hospitality, embodying our culture, and actively growing themselves and the brand. In many markets, competition for qualified individuals is intense and we may be unable to identify and attract a sufficient number of individuals to meet our growing needs, especially in markets where our brand is less established. As a result, because we aim to hire the best people, we may be required to pay higher wages and provide greater benefits. Our commitment to taking care of our team may cause us to incur higher labor costs compared to other restaurant companies. Additionally, several states in which we operate have enacted minimum wage increases and it is possible that other states or the federal government could also enact minimum wage increases. Such increases will cause an increase to our labor and related expenses and cause our Shack-level operating profit margins to decline. As more minimum wage increases or other legislation relating to employee benefits are enacted or changed, such as the Affordable Care Act, we may be required to implement additional pay increases or offer additional benefits in the future in order to continue to attract and retain the most qualified people, which may put further pressure on our operating margins by increasing costs. Overall, we expect wages at all levels to continue to increase in the near and short term and we expect these rising wages to add pressure to our operating profit.
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
Our profitability depends, in part, on our ability to anticipate and react to changes in the price and availability of food commodities, including among other things beef, poultry, grains, dairy and produce. Prices may be affected due to market changes, increased competition, the general risk of inflation, shortages or interruptions in supply due to weather, disease or other conditions beyond our control, or other reasons. For example, in 2019 there were recalls for romaine lettuce, and although we do not serve romaine lettuce, we nonetheless experienced a slight financial impact due to higher demand and price of other types of lettuce we do serve on our burgers and sandwiches. Another example is the African Swine Fever in China, and possible spread to other Asian country, in which we have seen the impact of increases on exports. Other events could increase commodity prices or cause shortages that could affect the cost and quality of the items we buy or require us to further raise prices or limit our menu options. These events, combined with other more general economic and demographic conditions, could impact our pricing and negatively affect our Shack sales and Shack-level operating profit margins. While we have been able to partially offset inflation and other changes in the costs of core operating resources by gradually increasing menu prices, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. From time to time, competitive conditions could limit our menu pricing flexibility. In addition, macroeconomic conditions could make additional menu price increases imprudent. There can be no assurance that future cost increases can be offset by increased menu prices or that increased menu prices will be fully absorbed by our guests without any resulting change to their visit frequencies or purchasing patterns. In addition, there can be no assurance that we will generate same-Shack sales growth in an amount sufficient to offset inflationary or other cost pressures.
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

Shake Shack Inc. Form 10-K | 28

more general economic and demographic conditions, as well as the responses of our competitors and guests. All of these things may be difficult to predict and beyond our control. In this manner, increased costs could adversely affect our results of operations.
The digital and delivery business, and expansion thereof, is uncertain and subject to risk.
Digital innovation and growth remains a focus for us. We have executed upon our digital strategy over the past few years, including the development and launch of our app, along with further enhancements made to it subsequently; creating a kiosk format and rolling it out across the country to approximately 60 Shacks to date; and using various third-party delivery partners, including our partnership with Grubhub. As the digital space around us continues to evolve, our technology needs to evolve concurrently to stay competitive with the industry. If we do not maintain digital systems that are competitive with the industry, our digital business may be adversely affected and could damage our sales. We rely on third-parties for our ordering and payment platforms relating to our mobile app and kiosks. Such services performed by these third-parties could be damaged or interrupted by technological issues, which could then result in a loss of sales for a period of time. Information processed by these third-parties could also be impacted by cyber-attacks, which could not only negatively impact our sales, but also harm our brand image.
Recognizing the rise in delivery services offered throughout the restaurant industry, we understand the importance of providing such services to meet our guests wherever and whenever they want. We have invested in marketing to promote our delivery partnership, which could negatively impact our profitability if the business does not continue to expand. We rely on third-parties, including Grubhub, to fulfill delivery orders timely and in a fashion that will satisfy our guests. Errors in providing adequate delivery services may result in guest dissatisfaction, which could also result in loss of guest retention, loss in sales and damage to our brand image. Additionally, as with any third-party handling food, such delivery services increase the risk of food tampering while in transit. In 2019 we developed sealed packaging to provide some deterrence against such potential food tampering. We are also subject to risk if there is a shortage of delivery drivers, which could result in a failure to meet our guests' expectations.
Third-party delivery services within the restaurant industry is a competitive environment and includes a number of players competing for market share. If our third-party delivery partners fail to effectively compete with other third-party delivery providers in the sector, our delivery business may suffer resulting in a loss of sales. If any third-party delivery provider we partner with experiences damage to their brand image, we may also see ramifications due to our partnership with them. Additionally, some of our competitors have greater financial resources to spend on marketing and advertising around their digital and delivery campaigns than we are able to at this time. Should our competitors increase their spend in these areas, or if our advertising and promotions be less effective than our competitors, there could be an adverse impact on our business in this space. As delivery, as well as the partnerships we have made in connection with delivery, is still a new concept for us, it is difficult for us to anticipate its impact to our sales as well as the challenges we may face in the future.
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
We currently have eight approved raw beef suppliers and eight approved beef processors in the United States. If there is a supply issue with all U.S. raw beef, we have seven approved raw beef suppliers and eight approved beef processors in other countries. The risks to using international suppliers are shipping lead time, shipping costs, potential import duties and U.S. customs. It is unknown at this time how long it would take and at what cost the raw material would be to import from any such other country, but the delay and cost would likely be adverse to our business.

Shake Shack Inc. Form 10-K | 29

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
Additionally, as we continue to innovate upon our digital strategy and offer more ways to order through digital channels, such as the app, web ordering, kiosk and delivery, we compete with other competitors who currently, or are beginning to, offer the same options as well as new and improved technologies. With the introduction of these digital channels, there is also an increased opportunity for customer credit card fraud to occur, which could result in increased credit card fees for us.
Our continued success depends, in part, on the continued popularity of our menu and the experience we offer guests at our Shacks. If we are unable to continue to compete effectively on any of the factors mentioned above, our traffic, Shack sales and Shack-level operating profit margins could decline and our business, financial condition and results of operations would be adversely affected.
The increasing focus on environmental sustainability and social initiatives could increase our costs, harm our reputation and adversely impact our financial results.
There has been increasing public focus by investors, environmental activists, the media and governmental and nongovernmental organizations on a variety of environmental, social and other sustainability matters. With respect to the restaurant industry, concerns have been expressed regarding energy management, water management, food and packaging waste management, food safety, nutritional content, labor practices and supply chain and management food sourcing. We are experiencing increased pressure to make commitments relating to sustainability matters that affect companies in our industry, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. If we are not effective in addressing environmental, social and other sustainability matters affecting our industry, or setting and meeting relevant sustainability goals, our brand image may suffer. In addition, we may experience increased costs in order to execute upon our sustainability goals and measure achievement of those goals, which could have an adverse impact on our business and financial condition.

Shake Shack Inc. Form 10-K | 30

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

Shake Shack Inc. Form 10-K | 31

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

Shake Shack Inc. Form 10-K | 32

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

Shake Shack Inc. Form 10-K | 33

Because many of our domestic company-operated Shacks are concentrated in local or regional areas, we are susceptible to economic and other trends and developments, including adverse weather conditions, in these areas.
Our financial performance is highly dependent on Shacks located in the Northeast and the New York City metropolitan area, which comprised approximately 44% (or 72 out of 163) of our total domestic company-operated Shacks as of December 25, 2019. As a result, adverse economic conditions in any of these areas could have a material adverse effect on our overall results of operations. In addition, given our geographic concentrations, negative publicity regarding any of our Shacks in these areas could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, terrorist attacks, increases in energy prices, inclement weather or natural or man-made disasters.
In particular, adverse weather conditions, such as regional winter storms, floods, severe thunderstorms and hurricanes, could negatively impact our results of operations. Temporary or prolonged Shack closures may occur and guest traffic may decline due to the actual or perceived effects of future weather related events.
Security breaches of either confidential guest information in connection with, among other things, our electronic processing of credit and debit card transactions, kiosk ordering or mobile ordering app, or confidential employee information may adversely affect our business.
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
We rely heavily on information systems, including point-of-sale processing in our Shacks, for management of our supply chain, accounting, payment of obligations, collection of cash, credit and debit card transactions, mobile ordering, kiosk ordering and other processes and procedures. As a rapidly growing business, our current information technology infrastructure may not be adequately suited to handle the increasing volume of data and additional information needs of our organization. If we are unable to successfully

Shake Shack Inc. Form 10-K | 34

upgrade our information systems to meet the growing needs of our business or are delayed in doing so, whether through our enterprise-wide finance initiative Project Concrete or other future ones, our growth could be adversely affected.
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
Ninety of our 112 licensed Shacks as of December 25, 2019 are located outside the United States and we expect to continue to expand our licensed Shacks internationally. As a result, we are and will be, on an increasing basis, subject to the risks of doing business outside the United States, including:

▪	changes in foreign currency exchange rates or currency restructurings and hyperinflation or deflation in the countries in which we operate;

▪	the imposition of restrictions on currency conversion or the transfer of funds or limitations on our ability to repatriate non-U.S. earnings in a tax effective manner;

▪	the presence and acceptance of business corruption in various international markets;

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

▪
the effect of disruptions caused by severe weather, natural disasters, outbreak of disease or other events that make travel to a particular region, as well as domestic visits, less attractive or more difficult; and

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

Shake Shack Inc. Form 10-K | 35

In 2019, we closed all of our Shacks operating in Russia. Also, the economy of any region in which our Shacks are located may be adversely affected to a greater degree than that of other areas of the country or the world by certain developments affecting industries concentrated in that region or country. For example, our Shacks that opened this year in Hong Kong this year have suffered from political unrest due to protesting in the area, and as such, have had to close in certain instances. Such closures result in a loss of sales for the respective time period. Additionally, in January 2020 the World Health Organization declared that the coronavirus outbreak became a global health emergency, first beginning in China and subsequently spreading to other areas. Such a health outbreak could slow traffic in the impacted regions, as well as abroad and domestically, and could result in a loss of sales. While these factors and the impact of these factors are difficult to predict, any one or more of them could lower our revenues, increase our costs, reduce our profits or disrupt our business, and, as our international licensed operations increase, these risks will become more pronounced.
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

Shake Shack Inc. Form 10-K | 36

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

Shake Shack Inc. Form 10-K | 37

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

Shake Shack Inc. Form 10-K | 38

Employment Regulations
We are subject to various federal and state laws governing our employment practices, including laws relating to minimum wage requirements, employee classifications as exempt or non-exempt, payroll and unemployment tax laws, requirements to provide meal and rest periods or other benefits, family leave mandates, requirements regarding working conditions and accommodations to certain employees, citizenship and work authorization requirements, insurance and workers' compensation rules, scheduling notification requirements and anti-discrimination laws. Compliance with these regulations is costly and requires significant resources. For example, the Fair Workweek legislation was implemented in New York City, which requires fast food employers to provide employees with specified notice in scheduling changes and pay premiums for changes made to employees' schedules, amongst other requirements. Similar legislation may be enacted in other jurisdictions we operate as well, including Philadelphia and Chicago in fiscal 2020, and in turn, could result in increased costs. Additionally, we may suffer losses from or incur significant costs to defend claims alleging non-compliance.
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
Privacy and Cybersecurity
Our business requires the collection, transmission and retention of large volumes of guest and employee data, including credit and debit card numbers and other personally identifiable information, in various information technology systems that we maintain and in those maintained by third parties with whom we contract to provide services. The collection and use of such information is regulated at the federal and state levels, as well as by the European Union (EU). Regulatory requirements, both domestic and abroad, have been changing and increasing regulation relating to the privacy, security and protection of data. For example, the California Consumer Privacy Act was passed in June 2018, becoming effective January 2020, and requires businesses to provide California residents with certain rights regarding their personal information. Such regulatory requirements may become more prevalent in other states and jurisdictions as well. It is our responsibility to ensure we are complying with these laws by taking the appropriate measures as well as monitoring our practices as these laws continue to evolve. As our environment continues to evolve in this digital age and reliance upon new technologies, for example, cloud computing and our digital methods of ordering, become more prevalent, it is imperative we secure the private and sensitive information we collect. Failure to do so, whether through fault of our own information systems or those of outsourced third party providers, could not only cause us to fail to comply with these laws and regulations, but also could cause us to face litigation and penalties that could adversely affect our business, financial condition and results of operations. Our brand's reputation and our image as an employer could also be harmed by these types of security breaches or regulatory violations.

Shake Shack Inc. Form 10-K | 39

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
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. It also requires annual management assessments of the effectiveness of our internal control over financial reporting and disclosure of any material weaknesses in such controls. We are required to have our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and

Shake Shack Inc. Form 10-K | 40

significant management oversight. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly, and place significant strain on our personnel, systems and resources.
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

Shake Shack Inc. Form 10-K | 41

RISKS RELATED TO OUR ORGANIZATIONAL STRUCTURE

Shake Shack has non-controlling interest holders, whose interests may differ from those of our public stockholders.
As of December 25, 2019, the non-controlling interest holders control approximately 23.3% of the combined voting power of our common stock through their ownership of both our Class A and Class B common stock. The non-controlling interest holders, for the foreseeable future, have influence over corporate management and affairs, as well as matters requiring stockholder approval. The non-controlling interest holders are able to, subject to applicable law and the voting arrangements, participate in the election of a majority of the members of our Board of Directors and actions to be taken by us and our Board of Directors, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. It is possible that the interests of the non-controlling interest holders may in some circumstances conflict with our interests and the interests of our other stockholders. For example, the non-controlling interest holders may have different tax positions from us, especially in light of the tax receivable agreement we entered into with the non-controlling interest holders that provides for the payment by us to the non-controlling interest holders of 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize (the "Tax Receivable Agreement"). This could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when Shake Shack should terminate the Tax Receivable Agreement and accelerate its obligations thereunder. In addition, the determination of future tax reporting positions, the structuring of future transactions and the handling of any future challenges by any taxing authorities to our tax reporting positions may take into consideration these non-controlling interest holders' tax or other considerations, which may differ from the considerations of us or our other stockholders.
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

Shake Shack Inc. Form 10-K | 42

The non-controlling interest holders have the right to have their LLC Interests redeemed or exchanged into shares of Class A common stock, which may cause volatility in our stock price.
We have an aggregate of 165,582,698 shares of Class A common stock authorized but unissued, including 3,145,197 shares of Class A common stock issuable upon the redemption or exchange of LLC Interests held by the non-controlling interest holders. Subject to certain restrictions set forth in the SSE Holdings LLC Agreement, the non-controlling interest holders are entitled to have their LLC Interests redeemed or exchanged for shares of our Class A common stock.
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
As a public company, we incur significant legal, accounting, insurance and other expenses that we would not incur as a private company, including costs associated with public company reporting requirements. We have also incurred and will continue to incur costs associated with compliance with the Sarbanes-Oxley Act and related rules implemented by the SEC. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. These rules and regulations increase our legal and financial compliance costs and to make some activities more time-consuming. These laws and regulations also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. Furthermore, if we are unable to continue to satisfy our obligations as a public company, we would be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.
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
Provisions of our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law could discourage, delay or prevent a merger, acquisition or other change in control of our Company, even if such change in control would be beneficial to our stockholders. These provisions include:

▪	the authority to issue "blank check" preferred stock that could be issued by our Board of Directors to increase the number of outstanding shares and thwart a takeover attempt;

▪	our classified board of directors providing that not all members of our Board of Directors are elected at one time;

▪	the removal of directors only for cause;

▪	prohibiting the use of cumulative voting for the election of directors;

▪	limiting the ability of stockholders to call special meetings or amend our bylaws;

▪	requiring all stockholder actions to be taken at a meeting of our stockholders; and

▪
our advance notice and duration of ownership requirements for nominations for election to the Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

Shake Shack Inc. Form 10-K | 43

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
The continued operation and expansion of our business will require substantial funding. Accordingly, we do not currently expect to pay any cash dividends on shares of our Class A common stock. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our Board of Directors deems relevant. We are a holding company, and substantially all of our operations are carried out by SSE Holdings and its subsidiaries. Under the Revolving Credit Facility, SSE Holdings is currently restricted from paying cash dividends, and we expect these restrictions to continue in the future. Our ability to pay dividends may also be restricted by the terms of any future credit agreement or any future debt or preferred equity securities of ours or of our subsidiaries. Accordingly, if you purchase shares, realization of a gain on your investment will depend on the appreciation of the price of our Class A common stock, which may never occur. Investors seeking cash dividends in the foreseeable future should not purchase our Class A common stock.
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

Shake Shack Inc. Form 10-K | 44

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
Item 1B. Unresolved Staff Comments.
None.

Shake Shack Inc. Form 10-K | 45

Item 2. Properties.
Our Home Office is located at 225 Varick Street, Suite 301, New York, NY 10014. We lease our Home Office, which is approximately 19,500 square feet and all of our domestic company-operated Shacks. We also have an international office in Hong Kong. We do not own any real property, nor do we own or lease any property related to our licensed operations. The following table sets forth the number of company-operated and licensed Shacks by geographic location as of December 25, 2019.

	Company Operated	Licensed	Total
Alabama	1	—	1
Arizona	3	1	4
California	17	1	18
Colorado	2	—	2
Connecticut	4	—	4
Delaware	1	—	1
District of Columbia	6	1	7
Florida	13	1	14
Georgia	3	1	4
Illinois	9	—	9
Kansas	1	—	1
Kentucky	1	—	1
Louisiana	2	1	3
Maryland	4	1	5
Massachusetts	7	—	7
Michigan	4	—	4
Minnesota	2	1	3
Missouri	2	—	2
North Carolina	3	1	4
Nevada	4	2	6
New Jersey	10	1	11
New York	30	5	35
Ohio	4	1	5
Pennsylvania	5	2	7
Rhode Island	1	—	1
Tennessee	1	—	1
Texas	15	2	17
Utah	1	—	1
Virginia	4	—	4
Washington	2	—	2
Wisconsin	1	—	1
Domestic	163	22	185
Bahrain	—	2	2
China (Mainland)	—	3	3
Hong Kong	—	4	4
Japan	—	14	14

Shake Shack Inc. Form 10-K | 46

Korea	—	10	10
Kuwait	—	11	11
Mexico	—	2	2
Oman	—	2	2
Philippines	—	2	2
Qatar	—	4	4
Saudi Arabia	—	9	9
Singapore	—	1	1
Turkey	—	3	3
United Arab Emirates	—	11	11
United Kingdom	—	12	12
INTERNATIONAL	—	90	90
SYSTEM-WIDE	163	112	275

Shake Shack Inc. Form 10-K | 47

Item 3. Legal Proceedings
We are subject to various legal proceedings, claims and liabilities, such as employment-related claims and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance. As of December 25, 2019, we do not expect the amount of ultimate liability with respect to these matters to be material to the Company's financial condition, results of operations or cash flows.

Shake Shack Inc. Form 10-K | 48

Item 4. Mine Safety Disclosures.
Not applicable.

Shake Shack Inc. Form 10-K | 49

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
MARKET INFORMATION

Our Class A common stock is traded on the New York Stock Exchange under the symbol "SHAK."
Our Class B common stock is not listed nor traded on any stock exchange.
HOLDERS OF RECORD

As of February 12, 2020, there were 78 shareholders of record of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or "street name" accounts through brokers. As of February 12, 2020, there were 24 shareholders of record of our Class B common stock.
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

Shake Shack Inc. Form 10-K | 50

STOCK PERFORMANCE GRAPH

The following graph and table illustrate the total return from January 30, 2015 through December 25, 2019 for (i) our Class A common stock, (ii) the Standard and Poor's 500 Index, and (iii) the Standard and Poor’s 600 Restaurants Index, assuming an investment of $100 on January 30, 2015 including the reinvestment of dividends.
Comparison of 5 Year Cumulative Total Return

	1/30/2015	12/30/2015	12/28/2016	12/27/2017	12/26/2018	12/25/2019
Shake Shack Inc.	$100.00	$87.06	$80.24	$96.60	$94.14	$130.61
S&P 500 Index	100.00	104.52	117.02	142.57	136.32	179.24
S&P 600 Restaurants Index	100.00	83.46	89.13	89.14	93.75	106.08

Shake Shack Inc. Form 10-K | 51

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

(dollar amounts in thousands, except per share amounts)	2019	2018	2017	2016	2015
Selected statement of income data:
Shack sales	$574,625	$445,589	$346,388	$259,350	$183,219
Licensing revenue(1)	19,894	13,721	12,422	9,125	7,373
Shack-level operating expenses	446,607	332,683	254,079	186,058	130,345
General and administrative expenses	65,649	52,720	39,003	30,556	37,825
Pre-opening costs	14,834	12,279	9,603	9,520	5,430
Operating income	25,685	31,711	33,813	27,805	6,753
Net income	24,128	21,948	8,884	22,146	3,124
Net income (loss) attributable to Shake Shack Inc.	19,827	15,179	(320)	12,446	(8,776)

Per share data:
Earnings (loss) per share—basic	$0.63	$0.54	$(0.01)	$0.54	$(0.65)
Earnings (loss) per share—diluted	$0.61	$0.52	$(0.01)	$0.53	$(0.65)

Selected balance sheet data (at period end):
Cash and cash equivalents	$37,099	$24,750	$21,507	$11,607	$70,849
Short-term marketable securities	36,508	62,113	63,036	62,040	275
Total current assets	87,675	101,119	93,199	83,944	78,934
Total assets	968,268	610,532	470,606	538,194	379,547
Total current liabilities	99,392	59,948	34,024	31,716	24,005
Total debt	—	20,846	14,518	2,007	313
Total liabilities	646,283	337,077	246,127	336,841	222,528
Total equity	321,985	273,455	224,479	201,353	157,019

Selected cash flow data:
Net cash provided by operating activities	$89,857	$85,395	$70,878	$54,285	$41,258
Net cash used in investing activities	(80,686)	(86,604)	(61,943)	(114,761)	(34,514)
Net cash provided by financing activities	3,178	4,452	965	1,234	61,428

Shake Shack Inc. Form 10-K | 52

(dollar amounts in thousands)	2019	2018	2017	2016	2015
Selected operating data:
System-wide sales(2)	$895,288	$671,926	$532,137	$402,791	$295,257
Same-Shack sales %(3)	1.3%	1.0%	(1.2)%	4.2%	13.3%
Shacks in the comparable base	85	61	43	29	21
Average weekly sales(4):
Domestic company-operated	$79	$84	$88	$96	$96
Average unit volumes(5):
Domestic company-operated	$4,090	$4,390	$4,598	$4,981	$4,976
International licensed	$3,367	$3,047	$3,176	$3,334	$3,413
Shack-level operating profit(6)	$128,018	$112,906	$92,309	$73,292	$52,874
Shack-level operating profit margin(6)	22.3%	25.3%	26.6%	28.3%	28.9%
Adjusted EBITDA(7)	$81,840	$73,850	$64,664	$50,234	$37,011
Adjusted EBITDA margin(7)	13.8%	16.1%	18.0%	18.7%	19.4%
Shack counts (at end of period):
System-wide	275	208	159	114	84
Domestic company-operated	163	124	90	64	44
Domestic licensed	22	12	10	7	5
International licensed	90	72	59	43	35

(1)
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

(2)
System-wide sales consists of sales from our domestic company-operated Shacks, our domestic licensed Shacks and our international licensed Shacks. We do not recognize the sales from our licensed Shacks as revenue. Of these amounts, our revenue is limited to Shack sales from domestic company-operated Shacks and licensing revenue based on a percentage of sales from domestic and international licensed Shacks, as well as amortization of certain up-front fees such as territory fees and opening fees.

(3)	Same-Shack sales % reflects the change in year-over-year Shack sales for domestic company-operated Shacks open for 24 full fiscal months or longer.

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

(6)	See "Non-GAAP Measures—Shack-Level Operating Profit" on page 67 for additional information and a reconciliation to the most directly comparable GAAP financial measure.

(7)	See "Non-GAAP Measures—EBITDA and Adjusted EBITDA" on page 68 for additional information and a reconciliation to the most directly comparable GAAP financial measure.

Shake Shack Inc. Form 10-K | 53

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
This section and other parts of this Annual Report on Form 10-K (“Form 10-K”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). Forward-looking statements are made based on management's current expectations and beliefs relating to future developments and their potential effects upon Shake Shack Inc. and its subsidiaries. There can be no assurance that future developments affecting Shake Shack and its subsidiaries will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties that may cause actual results to differ materially from those discussed in the forward-looking statements. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "aim," "anticipate," "believe," "estimate," "expect," "forecast," "outlook," "potential," "project," "projection," "plan," "intend," "seek," "may," "could," "would," "will," "should," "can," "can have," "likely," the negatives thereof and other similar expressions.
You should evaluate all forward-looking statements made in this Form 10-K in the context of the risks and uncertainties disclosed in Part I, Item 1A of this Form 10-K under the heading "Risk Factors."
The forward-looking statements included in this Form 10-K are made only as of the date hereof. We undertake no obligation to publicly update any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. If we do update one or more forward-looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements.

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
FISCAL 2019 HIGHLIGHTS

Fiscal 2019 was another strong year for Shake Shack in which we continued to execute upon our growth strategy by opening a record-breaking number of domestic company-operated Shacks, further expanded our licensed business both internationally and domestic, enhanced our infrastructure and support systems and kept focus on our digital strategy, specifically in rolling out our delivery partnership. We met our targeted growth plan and opened 39 domestic company-operated Shacks and we entered into the new markets of New Orleans, Salt Lake City and Columbus, as well as deepened our roots in our current markets across the country. Internationally, we expanded our footprint by opening 24 new licensed Shacks, which included our first Shack openings in Shanghai, Mexico City, Singapore and Manila. Additionally, we opened 10 domestic licensed Shacks, further supporting our licensed growth strategy with eight of those openings in airports across the country.

Shake Shack Inc. Form 10-K | 54

We further executed upon our commitment of putting our people first. To foster an inclusive and diverse work environment, we launched our All-In initiative across the entire organization. The All-In program works to provide equal opportunities for success, removing obstacles and fostering a culture of diversity, inclusion and empowerment. This program included a number of new initiatives, including a mentorship program, flexible work arrangement policy and the pilot of our 4-day workweek for Shack managers. We were proud to be named one of the "Best places to work for LGBTQ+ Equality" and earn a 100% score on the Human Rights Campaign's Corporate Equality Index for our support of the LGBTQ+ community in the workplace.
We continued to innovate our menu throughout fiscal 2019 with exciting promotions and events, chef collaborations, LTOs and limited launches from our Innovation Kitchen. One of the biggest promotions we ran was in honor of the final season of Game of Throne where we launched our limited-edition #ForTheThrone menu. This promotion included our icy Dragonglass Shake and our Dracarys Burger, as well as offering limited edition shake cups at Shacks nationwide. We also featured a different shake each month throughout the year as well as a variety of lemonades. Additionally, we launched Chick'n Bites as an LTO and have since added to the core menu.
For the past couple of years we have participated in various delivery pilots with a number of partners. In 2019 we announced our national integrated partnership with Grubhub. We believe our partnership allows us to provide faster delivery, fresher food and a winning guest experience. We will also have access to enhanced tools to analyze performance and ordering trends to be able to connect with guests in new and more personalized ways, as well as engage in joint marketing initiatives that we believe will generate connections with new guests and drive order frequency for existing fans. We also ran our #SHACKUP campaign throughout the year in celebration of our new delivery partnership. This campaign featured an elevated Shake Shack experience highlighting key delivery moments, such as treat yourself, family dinner, date night, celebrating with friends and ordering for the office team.
To support our growth and rapid expansion we needed to enhance our infrastructure and support systems. We completed the first phase of our enterprise-wide system upgrade initiative, Project Concrete, in June 2019. In an effort to ensure our infrastructure and support systems are sufficiently robust and scalable to deliver upon our current and anticipated future growth opportunities, we made key investments in our core financial and operational systems, which included those supporting our finance, procure-to-pay, inventory and human capital management areas.
Our success in these growth strategies resonated through our fiscal 2019 results. Some financial highlights for fiscal 2019 include:

•	Total revenue increased 29.4% to $594.5 million.

•	Shack sales increased 29.0% to $574.6 million.

•	Same-Shack sales increased 1.3%.

•	Licensed revenue increased 45.0% to $19.9 million.

•	Shack system-wide sales increased 33.2% to $895.3 million.

•	Operating income was $25.7 million, or 4.3% of total revenue, which included the impact of costs associated with Project Concrete and other one-time items totaling $2.4 million.

•	Shack-level operating profit*, a non-GAAP measure, increased 13.4% to $128.0 million, or 22.3% of Shack sales.

•	Net income was $24.1 million and net income attributable to Shake Shack Inc. was $19.8 million, or $0.61 per diluted share.

•	Adjusted EBITDA*, a non-GAAP measure, increased 10.8% to $81.8 million.

•	Adjusted pro forma net income*, a non-GAAP measure, increased 1.7% to $27.4 million, or $0.72 per fully exchanged and diluted share.

•
73 system-wide Shack openings, including 39 domestic company-operated Shacks and 34 licensed Shacks. Six licensed Shack closures, which included four closures in Russia. System-wide Shack count net increase of 32.2%.

* Shack-level operating profit, adjusted EBITDA and adjusted pro forma net income are non-GAAP measures. Reconciliations of Shack-level operating profit to operating income, adjusted EBITDA to net income (loss) attributable to Shake Shack Inc., and adjusted pro forma net income to net income (loss) attributable to Shake Shack Inc., the most directly comparable financial measures presented in accordance with GAAP, are set forth on pages 66–70.
TRENDS IN OUR BUSINESS

In fiscal 2019 we continued to focus on driving long-term value creation and carried out our Stand For Something Good Mission by: putting our people first, creating a winning guest experience, engaging the community and operating with purpose.

Shake Shack Inc. Form 10-K | 55

We plan to continue to expand our business, drive Shack sales and enhance our competitive positioning by executing on the following strategies: (i) opening new domestic company-operated Shacks; (ii) growing our licensed Shack business, both domestically and abroad; (iii) expanding and enhancing our guest experience; and (iv) capitalizing on our outsized brand awareness.
Our primary means of growth continues to be opening new domestic company-operated Shacks, increasing our footprint in our existing markets as well as expanding into a select number of new ones. We continue to broaden our Shack formats to suit our new and existing markets, such formats include free-standing pads, airports, events, food trucks, digital focused, urban, stadium, shopping center, mall, food court and roadside. Our development strategy in fiscal 2020 focuses on further penetration of existing markets, complemented by launches in some new markets, including Indianapolis and Sacramento.
As we continue to grow, especially outside of New York City and other urban markets, we expect our company-wide average unit volume ("AUV") for all domestic company-operated Shacks to continue to decline over time as Shacks of various unit volumes are introduced into the system. Our historical AUVs have been higher, due in large part to our concentration in New York City and urban markets, and as such, historical domestic company-operated AUVs are not a good measure of expected sales at new Shacks. For fiscal 2020, we expect domestic company-operated AUV to be between $3.7 to $3.8 million.
We continue to devote attention to expanding our licensed business, both internationally and domestically, which we executed this year with 24 international licensed Shack and 10 domestic licensed Shack openings. We opened Shacks in four additional countries throughout the year, including: three Shacks in mainland China, two Shacks in the Philippines, two Shacks in Mexico and one Shack in Singapore. A meaningful part of our international business strategy remains focused in Asia. To further foster our growth in Asia, we opened our first international office in Hong Kong in 2019 to support the brand and day-to-day operations. Domestically, we have continued to grow our licensed business, especially in our presence at airport locations around the country, which have been an exciting layer of growth to our licensed strategy. Of the 10 domestic licensed locations we opened in 2019, eight were in airports across the country. For further details around financial information about geographic areas, see Note 20 to the consolidated financial statements included in Part II, Item 8.
We remain focused on expanding and enhancing our guest experience, which we strive to do so through the community gathering places we create, menu innovation and the digital space. We plan to execute on this strategy by:

•
Continuing to expand our Shacks through a variety of formats and gaining market share. Though our base is heavily weighted toward free-standing pads, and we plan on building many more of those, we are also looking to expand our footprint with our other formats, including: airports, events, food trucks, digital focused, urban, stadium, shopping center, mall, food court and roadside.

•
Creating buzz-worthy LTOs, innovating our core menu and looking towards new menu categories in fiscal 2020, which includes bringing back some guest favorites like the ShackMeister Burger and Hot Chick'n, as well as adding Hot Chick'n Bites. We will continue to use our Innovation Kitchen in New York and regionally around the country and globe to collaborate with chefs and test new items.

•
We will continue to evolve our digital strategy by providing the best app, kiosk and delivery experiences. As part of our digital expansion, we are working to redesign the full web experience, which encompasses everything from ordering on the app or your desktop, at the Shack or via Grubhub.

The first phase of our enterprise-wide systems upgrade initiative, Project Concrete, was completed in June 2019 and we plan on continuing the next phase in fiscal 2020. Given our expected growth of between 40 to 42 Shacks to open in fiscal 2020, and digital expansion over the past year, we recognize that it is essential for our infrastructure and support systems to be sufficiently robust and scalable to deliver upon our anticipated future growth opportunities. We will be focusing on our operational and back-office systems during this phase of the initiative and continuing in making those key investments necessary to reduce the administrative tasks in the Shacks.

While we believe there are significant opportunities ahead of us, we also face many challenges, along with our industry, particularly around labor and related expenses, our digital expansion and geopolitical factors.

•
We expect the high labor cost trends to continue into fiscal 2020, as we have seen for the last couple of years. We believe that rising minimum wage legislation and a competitive and low unemployment labor market will continue to affect the restaurant industry and with significant mandatory increases in both minimum wages and salaries in many of our key markets. Additionally, we have seen increased regulatory pressures, such as the Fair Workweek legislation in New York City, with similar legislation proposed in other jurisdictions as well, including Philadelphia and Chicago in fiscal 2020. Several states in which we operate have enacted minimum wage increases and it is possible that other states or the federal government could also enact minimum

Shake Shack Inc. Form 10-K | 56

wage increases. Our primary challenge for fiscal 2020 and the next few years will be preserving our margins in the face of these rising labor costs. As more minimum wage increases are enacted, we may be required to implement additional pay increases or offer additional benefits in the future in order to attract and retain the most qualified people, which we expect to put further pressure on our operating margins. In addition to recruiting the most qualified people, we are committed to retaining our employees and will continue to evolve training, compensation and benefits to do so, for example, by extending our equity-based compensation program to general managers.

•
As we have described throughout our growth strategies, the digital space is a key area of focus for us and we are continuing to evolve in it. Digital touches upon almost every aspect of our guest experience, so it is crucial for us to understand our guest behaviors and remain competitive in the industry. For example, our delivery partnership with Grubhub was launched in 2019 and will take some time for us to evaluate and apply the insights we will learn through the guest data we retrieve.

•
In fiscal 2019 we further expanded internationally by opening our first Shacks in mainland China, Hong Kong, Singapore, the Philippines and Mexico. As with any international Shack, there remains risk due to political and economicl uncertainties. Specifically, due to the geopolitical factors in Hong Kong, we expect to see some impact due to closures from time to time. Additionally, with the onset of the coronavirus outbreak in China and the World Health Organization's declaration of its global health emergency, we would also expect to see lower traffic in the impacted areas and potentially beyond.

We expect our operating profit to increase in absolute terms and our margin to begin to stabilize in 2020 compared to the contraction seen over the past few years.
With 275 Shacks system-wide as of December 25, 2019, we remain excited for the new opportunities ahead of us, both domestically and abroad. Despite the challenges we face, we believe that we are positioned well for future growth.

Shake Shack Inc. Form 10-K | 57

FISCAL 2020 GUIDANCE

These forward-looking projections are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different from the guidance set forth below. Factors that may cause such differences include, but are not limited to, those discussed in Part I, Item 1A of our Form 10-K for the fiscal year under the heading “Risk Factors.” These forward-looking projections should be reviewed in conjunction with the consolidated financial statements and the section titled “Trends in Our Business” which forms the basis of our assumptions used to prepare these forward-looking projections. You should not attribute undue certainty to these projections and we undertake no obligation to update any forward-looking information, except as required by law.
For the fiscal year ending December 30, 2020, a 53-week fiscal year, we are providing the following preliminary financial outlook:

Outlook
Total revenue (inclusive of licensing revenue)(1)	$712 million to $720 million
Licensing revenue	$21 million to $22 million
Same-Shack sales (%)(2)(3)	Low single digit decrease
Domestic company-operated Shack openings	40 to 42
Licensed Shack openings, net	20 to 25
Average annual sales volume for domestic company-operated Shacks	$3.7 to $3.8 million
Shack-level operating profit margin (%)(4)	22.0% to 22.5%
Total general and administrative expenses	$80 million to $82 million
Core general and administrative expenses	$72.2 million to $74.2 million
Equity-based compensation	approximately $7.5 million
One-time costs related to Project Concrete	approximately $0.3 million
Depreciation expense	$52.5 million to $53.5 million
Pre-opening costs	$15 million to $16 million
Interest expense	approximately $0.6 million
Adjusted pro forma effective tax rate (%)(5)	26% to 27%

(1)	Includes approximately $15 million sales impact from the 53rd week in 2020.

(2)	Includes approximately 1.5% to 2.0% of menu price increases taken in December 2019.

(3)	Normalized for the 53rd week.

(4)
Shack-level operating profit margin is a non-GAAP measure. A reconciliation to the most directly comparable GAAP measure, operating income, has not been provided as we cannot project certain reconciling items, such as gains or losses on disposal of property and equipment, without unreasonable effort given the uncertainty around the timing and amount of such gains or losses. Losses on disposal of property and equipment were less than $1.5 million for each of the fiscal years 2019, 2018 and 2017.

(5)
Adjusted pro forma effective tax rate is a non-GAAP measure. A reconciliation to the most directly comparable GAAP measure, income tax expense, has not been provided as we cannot project income tax expense without unreasonable effort due to our inability to predict changes in our ownership interest in SSE Holdings, LLC resulting from redemptions of LLC Interests by non-controlling interest holders and equity-based award activity. Income tax expense for fiscal years 2019, 2018 and 2017 was $3.4 million, $8.9 million and $151.4 million, respectively.

Shake Shack Inc. Form 10-K | 58

RESULTS OF OPERATIONS

The following table summarizes our results of operations for fiscal 2019, 2018 and 2017:

(dollar amounts in thousands)	2019		2018		2017
Shack sales	$574,625	96.7%	$445,589	97.0%	$346,388	96.5%
Licensing revenue	19,894	3.3%	13,721	3.0%	12,422	3.5%
TOTAL REVENUE	594,519	100.0%	459,310	100.0%	358,810	100.0%
Shack-level operating expenses(1):
Food and paper costs	168,176	29.3%	126,096	28.3%	98,337	28.4%
Labor and related expenses	160,811	28.0%	122,094	27.4%	91,740	26.5%
Other operating expenses	69,169	12.0%	51,783	11.6%	35,805	10.3%
Occupancy and related expenses	48,451	8.4%	32,710	7.3%	28,197	8.1%
General and administrative expenses	65,649	11.0%	52,720	11.5%	39,003	10.9%
Depreciation expense	40,392	6.8%	29,000	6.3%	21,704	6.0%
Pre-opening costs	14,834	2.5%	12,279	2.7%	9,603	2.7%
Loss on disposal of property and equipment	1,352	0.2%	917	0.2%	608	0.2%
TOTAL EXPENSES	568,834	95.7%	427,599	93.1%	324,997	90.6%
OPERATING INCOME	25,685	4.3%	31,711	6.9%	33,813	9.4%
Other income, net	2,263	0.4%	1,514	0.3%	128,123	35.7%
Interest expense	(434)	(0.1)%	(2,415)	(0.5)%	(1,643)	(0.5)%
INCOME BEFORE INCOME TAXES	27,514	4.6%	30,810	6.7%	160,293	44.7%
Income tax expense	3,386	0.6%	8,862	1.9%	151,409	42.2%
NET INCOME	24,128	4.1%	21,948	4.8%	8,884	2.5%
Less: net income attributable to non-controlling interests	4,301	0.7%	6,769	1.5%	9,204	2.6%
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$19,827	3.3%	$15,179	3.3%	$(320)	(0.1)%
(1) As a percentage of Shack sales.

Shake Shack Inc. Form 10-K | 59

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

(dollar amounts in thousands)	2019	2018	2017
Shack sales	$574,625	$445,589	$346,388
Percentage of total revenue	96.7%	97.0%	96.5%
Dollar change compared to prior year	$129,036	$99,201
Percentage change compared to prior year	29.0%	28.6%
The increase in Shack sales for fiscal 2019 is primarily driven by the opening of 39 new domestic company-operated Shacks and a same-Shack sales increase of 1.3%, which was approximately $4.3 million of the total increase in Shack sales. The same-Shack sales increase was primarily driven by a combined increase of 1.8% in price and sales mix partially offset by decreased guest traffic of 0.5%. For purposes of calculating same-Shack sales growth, Shack sales for 85 Shacks were included in the comparable Shack base. AUVs for domestic company-operated Shacks decreased to $4.1 million in fiscal 2019 from $4.4 million in fiscal 2018, primarily due to the addition of Shacks with lower unit volumes to the system.
The increase in Shack sales for fiscal 2018 was primarily driven by the opening of 34 new domestic company-operated Shacks and a same-Shack sales increase of 1.0%, which was approximately $2.5 million of the total increase in Shack sales. The same-Shack sales increase was primarily driven by a combined increase of 3.7% in price and sales mix partially offset by decreased guest traffic of 2.7%. For purposes of calculating same-Shack sales growth, Shack sales for 61 Shacks were included in the comparable Shack base. AUVs for domestic company-operated Shacks decreased to $4.4 million in fiscal 2018 from $4.6 million in fiscal 2017, primarily due to the addition of Shacks with lower unit volumes to the system.
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

(dollar amounts in thousands)	2019	2018	2017
Licensing revenue	$19,894	$13,721	$12,422
Percentage of total revenue	3.3%	3.0%	3.5%
Dollar change compared to prior year	$6,173	$1,299
Percentage change compared to prior year	45.0%	10.5%
The increase in licensing revenue for fiscal 2019 was primarily driven by the opening of 28 net licensed Shacks during the fiscal year and the strong performance of Shacks that opened in the new markets of Shanghai, Mexico City, Singapore and Manila.
This increase in licensing revenue for 2018 was primarily driven by the opening of 15 licensed Shacks during the fiscal year and strong performance in Asia, including the initial strength of newer Shacks in Hong Kong and Japan.

Shake Shack Inc. Form 10-K | 60

Food and Paper Costs
Food and paper costs include the direct costs associated with food, beverage and packaging of our menu items. The components of food and paper costs are variable by nature, change with sales volume, are impacted by menu mix and are subject to increases or decreases in commodity costs.

(dollar amounts in thousands)	2019	2018	2017
Food and paper costs	$168,176	$126,096	$98,337
Percentage of Shack sales	29.3%	28.3%	28.4%
Dollar change compared to prior year	$42,080	$27,759
Percentage change compared to prior year	33.4%	28.2%
The increase in food and paper costs for fiscal 2019 was primarily due to the opening of 39 new domestic company-operated Shacks during the fiscal year. The increase in food and paper costs as a percentage of Shack sales for fiscal 2019 was driven by a higher cost profile of Chick'n Bites, which launched in January 2019; significant commodity inflation in beef and some inflation with dairy; and an increase in paper costs, as a direct result of digital sales mix, which comes with additional packaging.
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

(dollar amounts in thousands)	2019	2018	2017
Labor and related expenses	$160,811	$122,094	$91,740
Percentage of Shack sales	28.0%	27.4%	26.5%
Dollar change compared to prior year	$38,717	$30,354
Percentage change compared to prior year	31.7%	33.1%
The increase in labor and related expenses for fiscal 2019 was primarily due to the opening of 39 new domestic company-operated Shacks during the fiscal year. As a percentage of Shack sales, the increase in labor and related expenses for fiscal 2019 was driven by ongoing wage inflation attributable to the availability of labor across the country, as well as the impact of increased staffing levels at new Shacks resulting in higher payroll costs
The increase in labor and related expenses for fiscal 2018 was primarily due to the opening of 34 new domestic company-operated Shacks during the fiscal year. As a percentage of Shack sales, the increase in labor and related expenses for fiscal 2018 was due to the opening of 34 new domestic company-operated Shacks, as well as the timing of new Shack openings, which typically carry higher labor costs during the first few months of operations, and ongoing increases to hourly minimum wages and regulatory factors, such as the Fair Workweek legislation in New York City.

Shake Shack Inc. Form 10-K | 61

Other Operating Expenses
Other operating expenses consist of Shack-level repairs and maintenance, utilities, Shack-level marketing expenses and other operating expenses incidental to operating our domestic company-operated Shacks, such as non-perishable supplies, credit card fees, delivery commissions and business insurance.

(dollar amounts in thousands)	2019	2018	2017
Other operating expenses	$69,169	$51,783	$35,805
Percentage of Shack sales	12.0%	11.6%	10.3%
Dollar change compared to prior year	$17,386	$15,978
Percentage change compared to prior year	33.6%	44.6%
The increase in other operating expenses for fiscal 2019 was primarily due to the opening of 39 new domestic company-operated Shacks during the fiscal year. As a percentage of Shack sales, the increase in other operating expenses for fiscal 2019 was primarily due to increased Shack-level marketing activity, delivery commissions and investment in in-Shack technology infrastructure.
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

(dollar amounts in thousands)	2019	2018	2017
Occupancy and related expenses	$48,451	$32,710	$28,197
Percentage of Shack sales	8.4%	7.3%	8.1%
Dollar change compared to prior year	$15,741	$4,513
Percentage change compared to prior year	48.1%	16.0%
The increase in occupancy and related expenses for fiscal 2019 was primarily due to the opening of 39 new domestic company-operated Shacks during the fiscal year. As a percentage of Shack sales, the increase in occupancy and related expenses for fiscal 2019 was driven by the adoption of the new lease accounting standard,ASU 2016-02 Leases (Topic 842), that went into effect at the beginning of this fiscal year, as well as a benefit recognized in the prior year for deferred rent related to certain historical leases with co-tenancy provisions.
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

Shake Shack Inc. Form 10-K | 62

(dollar amounts in thousands)	2019	2018	2017
General and administrative expenses	$65,649	$52,720	$39,003
Percentage of total revenue	11.0%	11.5%	10.9%
Dollar change compared to prior year	$12,929	$13,717
Percentage change compared to prior year	24.5%	35.2%
The increase in general and administrative expenses for fiscal 2019 was primarily driven by an increase in our investment across the business to support our growth, and $2.4 million of one-time charges, primarily related to Project Concrete. As a percentage of total revenue, the decrease in general and administrative expenses for fiscal 2019 was primarily due sales leverage, offset by the aforementioned items.
The increase in general and administrative expenses for fiscal 2018 was primarily driven by the increase in the Company's investment across the business, particularly in the addition of headcount to support its ongoing growth initiatives and $3.9 million of one-time charges, including a legal settlement of $1.2 million and costs related to Project Concrete. As a percentage of total revenue, the increase in general and administrative expenses for fiscal 2018 was primarily due to higher Shack sales.
Depreciation Expense
Depreciation expense consists of the depreciation of fixed assets, including leasehold improvements and equipment.

(dollar amounts in thousands)	2019	2018	2017
Depreciation expense	$40,392	$29,000	$21,704
Percentage of total revenue	6.8%	6.3%	6.0%
Dollar change compared to prior year	$11,392	$7,296
Percentage change compared to prior year	39.3%	33.6%
The increase in depreciation expense for fiscal 2019 was primarily due to incremental depreciation associated with the capital expenditures related to the 39 new domestic company-operated Shacks that opened during the fiscal year. As a percentage of total revenue, the increase in depreciation expense for fiscal 2019 was primarily due to incremental depreciation of property, plant and equipment related to the opening of 39 new domestic company-operated Shacks during the fiscal year, as well as the introduction of Shacks at various volumes into the system.
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

Shake Shack Inc. Form 10-K | 63

(dollar amounts in thousands)	2019	2018	2017
Pre-opening costs	$14,834	$12,279	$9,603
Percentage of total revenue	2.5%	2.7%	2.7%
Dollar change compared to prior year	$2,555	$2,676
Percentage change compared to prior year	20.8%	27.9%
The increase in pre-opening costs for fiscal 2019 and 2018 was primarily due to an increased number of openings and the timing of new domestic company-operated openings.
Loss on Disposal of Property and Equipment
Loss on disposal of property and equipment represents the net book value of assets that have been retired and consists primarily of furniture, equipment and fixtures that were replaced in the normal course of business or as a part of Shack renovations.

(dollar amounts in thousands)	2019	2018	2017
Loss on disposal of property and equipment	$1,352	$917	$608
Percentage of total revenue	0.2%	0.2%	0.2%
Dollar change compared to prior year	$435	$309
Percentage change compared to prior year	47.4%	50.8%
The loss on disposal of property and equipment in fiscal 2019, 2018 and 2017 was primarily due to the number of maturing Shacks in our base.
Other Income, Net
Other income, net consists of interest income, dividend income, adjustments to liabilities under our tax receivable agreement and net realized gains and losses from the sale of marketable securities.

(dollar amounts in thousands)	2019	2018	2017
Other income, net	$2,263	$1,514	$128,123
Percentage of total revenue	0.4%	0.3%	35.7%
Dollar change compared to prior year	$749	$(126,609)
Percentage change compared to prior year	49.5%	(98.8)%
The increase in other income, net for fiscal 2019 primarily related to dividend income, other income related to the adjustment of liabilities under the tax receivable agreement and unrealized gains related to our investments in marketable securities.
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

Shake Shack Inc. Form 10-K | 64

(dollar amounts in thousands)	2019	2018	2017
Interest expense	$(434)	$(2,415)	$(1,643)
Percentage of total revenue	(0.1)%	(0.5)%	(0.5)%
Dollar change compared to prior year	$1,981	$(772)
Percentage change compared to prior year	(82.0)%	47.0%
The decreases in interest expense for fiscal 2019 was primarily due to the leases where we were deemed, for accounting purposes, to be the owner in the prior year, but are no longer considered to be after the adoption of the new lease accounting standard.
The decreases in interest expense for fiscal 2018 was primarily due to the increased number of additional lease financing arrangements where we were deemed, for accounting purposes, to be the owner.
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

(dollar amounts in thousands)	2019	2018	2017
Income tax expense	$3,386	$8,862	$151,409
Percentage of total revenue	0.6%	1.9%	42.2%
Dollar change compared to prior year	$(5,476)	$(142,547)
Percentage change compared to prior year	(61.8)%	(94.1)%
The decrease in income tax expense for fiscal 2019 was primarily driven by higher tax credits, an increase of windfall tax benefits from equity-based compensation and a decrease in valuation allowance, partially offset by an increase in our ownership interest in SSE Holdings. As our ownership interest in SSE Holdings increases, our share of the taxable income of SSE Holdings also increases. Our weighted-average ownership interest in SSE Holdings increased to 84.1% in fiscal 2019 from 76.6% in 2018. Our effective income tax rate decreased to 12.3% in fiscal 2019 from 28.8% in fiscal 2018 primarily due to the aforementioned items.
The decrease in income tax expense for fiscal 2018 was primarily driven by the remeasurement of the deferred tax assets in fiscal 2017 made in connection with the enactment of the TCJA, which resulted in $138.6 million of additional income tax expense, which was partially offset by an increase in our ownership interest in SSE Holdings. As our ownership interest in SSE Holdings increases, our share of the taxable income of SSE Holdings also increases. Our weighted-average ownership interest in SSE Holdings increased to 76.6% in fiscal 2018 from 70.6% in fiscal 2017. Our effective income tax rate decreased to 28.8% in fiscal 2018 from 94.5% in fiscal 2017 primarily due to the aforementioned remeasurement of deferred tax assets in connection with the enactment of the TCJA in the prior year.
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

Shake Shack Inc. Form 10-K | 65

(dollar amounts in thousands)	2019	2018	2017
Net income attributable to non-controlling interests	$4,301	$6,769	$9,204
Percentage of total revenue	0.7%	1.5%	2.6%
Dollar change compared to prior year	$(2,468)	$(2,435)
Percentage change compared to prior year	(36.5)%	(26.5)%
The decrease in net income attributable to non-controlling interests for fiscal 2019 was primarily driven by an increase in our weighted-average ownership interest in SSE Holdings from 76.6% in fiscal 2018 to 84.1% in fiscal 2019 as a result of redemptions of LLC Interests and the GTC Merger.
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
Shack-Level Operating Profit
We define Shack-level operating profit as Shack sales less Shack-level operating expenses including food and paper costs, labor and related expenses, other operating expenses and occupancy and related expenses.
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

Shake Shack Inc. Form 10-K | 66

(dollar amounts in thousands)	2019	2018	2017	2016	2015
Operating income	$25,685	$31,711	$33,813	$27,805	$6,753
Less:
Licensing revenue	19,894	13,721	12,422	9,125	7,373
Add:
General and administrative expenses	65,649	52,720	39,003	30,556	37,825
Depreciation expense	40,392	29,000	21,704	14,502	10,222
Pre-opening costs	14,834	12,279	9,603	9,520	5,430
Loss on disposal of property and equipment	1,352	917	608	34	17
Shack-level operating profit	$128,018	$112,906	$92,309	$73,292	$52,874

Total revenue	$594,519	$459,310	$358,810	$268,475	$190,592
Less: Licensing revenue	19,894	13,721	12,422	9,125	7,373
Shack sales	$574,625	$445,589	$346,388	$259,350	$183,219

Shack-level operating profit margin(1)	22.3%	25.3%	26.6%	28.3%	28.9%

(1)	As a percentage of Shack sales.

EBITDA and Adjusted EBITDA
EBITDA is defined as net income before interest expense (net of interest income), income tax expense and depreciation and amortization expense. We define Adjusted EBITDA as EBITDA (as defined above) excluding equity-based compensation expense, deferred lease cost, losses on the disposal of property and equipment, amortization of cloud-based software implementation costs, as well as certain non-recurring items that we do not believe directly reflect our core operations and may not be indicative of our recurring business operations.
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

Shake Shack Inc. Form 10-K | 67

(in thousands)	2019	2018	2017	2016	2015
Net income	$24,128	$21,948	$8,884	$22,146	$3,124
Depreciation expense	40,392	29,000	21,704	14,502	10,222
Interest expense, net	434	2,407	1,565	285	325
Income tax expense	3,386	8,862	151,409	6,350	3,304
EBITDA	68,340	62,217	183,562	43,283	16,975

Equity-based compensation	7,600	6,067	5,623	5,354	4,314
Amortization of cloud-based software implementation costs(1)	312	—	—	—	—
Deferred lease costs(2)	2,608	876	983	2,251	1,482
Loss on disposal of property and equipment	1,352	917	608	34	17
Non-recurring compensation expenses related to the IPO	—	—	—	—	12,818
IPO-related expenses	—	—	—	—	635
Other income related to adjustment of liabilities under tax receivable agreement	(808)	(78)	(1,362)	(688)	—
Other income related to adjustment of liabilities under tax receivable agreement resulting from the enactment of the TCJA	—	—	(125,859)	—	—
Executive transition costs(3)	126	340	664	—	—
Project Concrete(4)	2,111	1,292	181	—	—
Costs related to relocation of Home Office(5)	—	1,019	264	—	—
Hong Kong office(6)	199	—	—	—	—
Legal Settlement(7)	—	1,200	—	—	770
ADJUSTED EBITDA	$81,840	$73,850	$64,664	$50,234	$37,011

Adjusted EBITDA margin(8)	13.8%	16.1%	18.0%	18.7%	19.4%

(1)	Represents amortization of capitalized implementation costs related to cloud-based software arrangements that are included within general and administrative expenses.

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

(8)
Calculated as a percentage of total revenue, which was $594,519, $459,310, $358,810, $268,475, and $190,592 for the fiscal years ended December 25, 2019, December 26, 2018, December 27, 2017, December 28, 2016 and December 30, 2015, respectively.

Adjusted Pro Forma Net Income and Adjusted Pro Forma Earnings Per Fully Exchanged and Diluted Share
Adjusted pro forma net income represents net income (loss) attributable to Shake Shack Inc. assuming the full exchange of all outstanding SSE Holdings, LLC membership interests ("LLC Interests") for shares of Class A common stock, adjusted for certain non-recurring items that we do not believe directly reflect our core operations and may not be indicative of our recurring business operations. Adjusted pro forma earnings per fully exchanged and diluted share is calculated by dividing adjusted pro forma net income by the weighted-average shares of Class A common stock outstanding, assuming the full exchange of all outstanding LLC Interests, after giving effect to the dilutive effect of outstanding equity-based awards.

Shake Shack Inc. Form 10-K | 68

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

(in thousands, except per share amounts)	2019	2018	2017	2016	2015
Numerator:
Net income (loss) attributable to Shake Shack Inc.	$19,827	$15,179	$(320)	$12,446	$(8,776)
Adjustments:
Reallocation of net income attributable to non-controlling interests from the assumed exchange of LLC Interests(1)	$4,301	6,769	9,204	9,700	11,900
Non-recurring compensation expenses incurred in connection with the IPO(2)	—	—	—	—	12,818
IPO-related expenses	—	—	—	—	635
Executive transition costs(3)	126	340	664	—	—
Project Concrete(4)	2,111	1,292	181	—	—
Costs related to relocation of Home Office(5)	—	1,019	264	—	—
Other income related to the adjustment of liabilities under tax receivable agreement	(808)	(78)	(1,362)	(688)	—
Other income related to the remeasurement of liabilities under tax receivable agreement resulting from the enactment of the TCJA	—	—	(125,859)	—	—
Remeasurement of deferred tax assets	—	3,794	138,636	(1,526)	—
Hong Kong office(6)	199	—	—	—	—
Legal settlement(7)	—	1,200	—	—	770
Tax effect of change in tax basis related to the adoption of new accounting standards(8)	1,161	(311)	—	—	—
Income tax expense(8)	446	(2,290)	(377)	(3,164)	(5,302)
Adjusted pro forma net income	$27,363	$26,914	$21,031	$16,768	$12,045
Denominator:
Weighted-average shares of Class A common stock outstanding—diluted	32,251	29,179	25,876	23,449	13,588
Adjustments:
Assumed exchange of LLC Interests for shares of Class A common stock(1)	5,921	8,663	10,773	13,360	22,635
Dilutive effect of stock options	—	—	555	—	987
Adjusted pro forma fully exchanged weighted-average shares of Class A common stock outstanding—diluted	38,172	37,842	37,204	36,809	37,210
Adjusted pro forma earnings per fully exchanged share—diluted	$0.72	$0.71	$0.57	$0.46	$0.32

Shake Shack Inc. Form 10-K | 69

	2019	2018	2017	2016	2015
Earnings per share of Class A common stock - diluted	$0.61	$0.52	$(0.01)	$0.53	$(0.65)
Assumed exchange of LLC Interests for shares of Class A common stock(1)	0.02	0.06	0.26	0.07	0.73
Non-GAAP adjustments(9)	0.09	0.13	0.33	(0.14)	0.26
Dilutive impact of stock options	—	—	(0.01)	—	(0.02)
Adjusted pro forma earnings per fully exchanged share—diluted	$0.72	$0.71	$0.57	$0.46	$0.32

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

(4)	Represents consulting and advisory fees related to our operational and financial system upgrade initiative called Project Concrete.

(5)	Costs incurred in connection with the relocation to a new Home Office, including duplicative non-cash deferred rent and legal costs.

(6)	Represents costs associated with establishing our first international regional office in Hong Kong.

(7)	Expense incurred to establish an accrual related to the settlement of a legal matter.

(8)
For fiscal 2019, 2018, 2017, 2016 and 2015, amounts represent the tax effect of the aforementioned adjustments and pro forma adjustments to reflect corporate income taxes at assumed effective tax rates of 6.1%, 22.2%, 38.5%, 39.7% and 41.7%, respectively, which include provisions for U.S. federal income taxes, certain LLC entity-level taxes and foreign withholding taxes, assuming the highest statutory rates apportioned to each applicable state, local and foreign jurisdiction.

(9) Represents the per share impact of non-GAAP adjustments for each period. Refer to the reconciliation of Adjusted Pro Forma Net Income above for further details.

Shake Shack Inc. Form 10-K | 70

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
Our primary sources of liquidity are cash and cash equivalents on hand, short-term investments and availability under our Revolving Credit Facility. As of December 25, 2019, we maintained a cash and cash equivalents balance of $37.1 million, a short-term investments balance of $36.5 million and had $50.0 million of availability under our revolving credit facility.
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
In addition, we are obligated to make payments to the non-controlling interest holders under the Tax Receivable Agreement. As of December 25, 2019, such obligations totaled $234.4 million, of which $7.8 million is expected to be paid in fiscal 2020. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. Although the amount of any payments that must be made under the Tax Receivable Agreement may be significant, the timing of these payments will vary and will generally be limited to one payment per member per year. The amount of such payments are also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us or to SSE Holdings, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
We believe that cash provided by operating activities, cash on hand and availability under the Revolving Credit Facility will be sufficient to fund our operating and finance lease obligations, capital expenditures, tax receivable agreement obligations and working capital needs for at least the next 12 months and the foreseeable future.
Summary of Cash Flows
The following table and discussion presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities.

(in thousands)	2019	2018	2017
Net cash provided by operating activities	$89,857	$85,395	$70,878
Net cash used in investing activities	(80,686)	(86,604)	(61,943)
Net cash provided by financing activities	3,178	4,452	965
Increase in cash and cash equivalents	12,349	3,243	9,900
Cash and cash equivalents at beginning of period	24,750	21,507	11,607
Cash and cash equivalents at end of period	$37,099	$24,750	$21,507
Operating Activities
For fiscal 2019, net cash provided by operating activities was $89.9 million compared to $85.4 million for fiscal 2018, an increase of $4.5 million. This increase was primarily driven by the opening of 39 new domestic company-operated Shacks during fiscal 2019, offset by spending related to our foundational infrastructure upgrades to support our ongoing growth initiatives.

Shake Shack Inc. Form 10-K | 71

For fiscal 2018, net cash provided by operating activities was $85.4 million compared to $70.9 million for fiscal 2017, an increase of $14.5 million. This increase was primarily driven by the opening of 34 new domestic company-operated Shacks during fiscal 2018.
Investing Activities
For fiscal 2019, net cash used in investing activities was $80.7 million compared to $86.6 million for fiscal 2018, a decrease of $5.9 million. This decrease primarily relates to an increase of $25.0 million of proceeds from sales of marketable securities offset by an increase in capital expenditures of $19.0 million to construct new domestic company-operated Shacks compared to fiscal 2018.
For fiscal 2018, net cash used in investing activities was $86.6 million compared to $61.9 million for fiscal 2017, an increase of $24.7 million. This increase primarily relates to an increase in capital expenditures of $26.0 million to construct new domestic company-operated Shacks compared to fiscal 2017.
Financing Activities
For fiscal 2019, net cash provided by financing activities was $3.2 million compared to $4.5 million for fiscal 2018, a decrease of $1.3 million. This decrease is primarily due to an increase of $1.0 million in distributions to non-controlling interest holders, $0.7 million of payments related to the TRA and principal payments on financing leases offset by an increase in proceeds from the exercise of employee stock options.
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
Revolving Credit Facility
We maintain a Credit Agreement that provides for a revolving credit facility of $50.0 million, of which the entire commitment is available immediately, with the ability to increase available borrowings up to an additional $100 million, to be made available subject to certain conditions. The Credit Agreement will mature and all amounts outstanding will be due and payable in August 2024 and permits the issuance of letters of credit upon our request of up to $15.0 million. Borrowings under the facility bear interest at either: (i) LIBOR plus a percentage ranging from 1.0% to 1.5% or (ii) the base rate plus a percentage ranging from 0.0% to 0.5%, in each case depending on our net lease adjusted leverage ratio. To the extent the LIBOR reference rate is no longer available, the administrative agent, in consultation with us, will determine a replacement rate which will be generally in accordance with similar transactions in which it serves as administrative agent. We have $50.0 million of availability as of December 25, 2019.
The obligations under the Credit Agreement are secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Credit Agreement were guaranteed by each of SSE Holdings' direct and indirect subsidiaries (with certain exceptions).
The Credit Agreement requires us to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios. In addition, the Credit Agreement contains other customary affirmative and negative covenants, including those which (subject to certain exceptions and dollar thresholds) limit our ability to incur debt; incur liens; make investments; engage in mergers, consolidations, liquidations or acquisitions; dispose of assets; make distributions on or repurchase equity securities; engage in transactions with affiliates; and prohibits us, with certain exceptions, from engaging in any line of business not related to our current line of business. As of December 25, 2019, we were in compliance with all covenants.

Shake Shack Inc. Form 10-K | 72

CONTRACTUAL OBLIGATIONS

The following table sets forth certain contractual obligations as of December 25, 2019 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods.

(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations(1)	$461,320	$50,649	$93,806	$93,358	$223,507
Financing lease obligations(1)	5,955	2,051	2,434	1,215	255
Liabilities under tax receivable agreement(2)	234,426	7,777	40,059	27,810	158,780
Purchase obligations	117,756	39,835	27,453	12,763	37,705
TOTAL	$819,457	$100,312	$163,752	$135,146	$420,247

(1)	See Note 10 to the consolidated financial statements included in Item 8 for further discussion of our operating and financing leases.

(2)	See Notes 15 and 18 to the consolidated financial statements included in Item 8 for further discussion of our Tax Receivable Agreement and related liabilities.

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
The above table excludes non-cash obligations for deferred lease costs and deferred property incentives. In addition, other unrecorded obligations that have been excluded from the contractual obligations table include contingent rent payments, property taxes, insurance payments and common area maintenance costs.
OFF-BALANCE SHEET ARRANGEMENTS

Except for operating leases entered into in the normal course of business where we have not yet taken physical possession of the leased property, certain letters of credit entered into as security under the terms of several of our leases and the unrecorded contractual obligations set forth above, we did not have any off-balance sheet arrangements as of December 25, 2019.

Shake Shack Inc. Form 10-K | 73

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclose contingent assets and liabilities. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis.
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
Property and Equipment
We assess potential impairments to our long-lived assets, which includes property and equipment and operating lease assets, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset. The evaluation is performed at the lowest level of identifiable cash flows, which is primarily at the individual Shack level. Significant judgment is involved in determining the assumptions used in estimating future cash flows, including projected sales growth and operating margins. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment charges recorded during fiscal 2019, 2018 or 2017.
Leases
On December 27, 2018 we adopted ASU 2016-02, Leases (Topic 842), using a modified retrospective approach. Refer to Note 10 Leases for further details.
We currently lease all of our domestic company-operated Shacks, our Home Office, and certain equipment under various non-cancelable lease agreements that expire on various dates through 2035. Upon the possession of a leased asset, we determine its classification as an operating or financing lease. Most of our real estate leases are classified as operating leases and most of our equipment leases are classified as finance leases.
We make judgments regarding the probable term for each lease, which can impact the classification and accounting for a lease as financing or operating, as well as the amount of straight-lined rent expense in a particular period. Typically, our real estate leases have initial terms ranging from 10 to 15 years and include multiple five-year renewal options. Renewal options are generally not included in the lease term as it is not reasonably certain at commencement date that we would exercise the options to extend the lease.
Our real estate leases typically provide for fixed minimum rent payments and/or contingent rent payments based upon sales in excess of specified thresholds. When the achievement of such sales thresholds are deemed to be probable, contingent rent is accrued in proportion to the sales recognized during the period. Fixed minimum rent payments are recognized on a straight-line basis over the lease term starting on the date we take possession of the leased property. Lease expense incurred before a Shack opens is recorded in pre-opening costs. Once a Shack opens, we record the straight-line lease expense and any contingent rent, if applicable, in occupancy and related expenses on the Consolidated Statements of Income. Many of our leases also require us to pay real estate taxes, common area maintenance costs and other occupancy costs which are included in occupancy and related expenses on the Consolidated Statements of Income.
We make judgments in determining the appropriate discount rate used to measure the lease liability. Given there are no explicit rates provided in our leases, we use our incremental borrowing rate (“IBR”). The IBR is derived from the average of the yield curves obtained from using the notching method and the recovery rate method. The most significant assumption in calculating the incremental

Shake Shack Inc. Form 10-K | 74

borrowing rate is our credit rating. We determined our credit rating based on a comparison of the financial information of SSE Holdings to other public companies and then used their respective credit ratings to develop our own.
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
Self-Insurance Liabilities
We are self-insured for our employee medical and dental plans and we recognize a liability that represents our estimated cost of claims incurred but not reported as of the balance sheet date. Our estimated liability is based on a number of assumptions and factors, which requires significant judgment including historical claims experience, severity factors, litigation costs, inflation and other actuarial assumptions. Our history of claims experience is short and our significant growth rate could affect the accuracy of our estimates. If a greater amount of claims are reported, or if medical costs increase beyond our expectations, our liabilities may not be sufficient and we could recognize additional expense.
Equity-Based Compensation
Equity-based compensation expense is measured based on fair value. For awards with graded-vesting features and service conditions only, compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award. For awards with graded-vesting features and a combination of service and performance conditions, compensation expense is recognized using a graded-vesting attribution method over the vesting period based on the most probable outcome of the performance conditions. We determine the probability of achievement of future performance conditions based on our internal estimates of future performance, and we account for forfeitures as they occur. We estimate the grant date fair value of stock options using the Black-Scholes valuation model. Calculating the grant date fair value of stock-based awards is based on certain assumptions and requires judgment, including estimating stock price volatility, and expected life. We have limited historical data of our own to utilize in determining our assumptions. As such, for stock options granted in fiscal 2019 and 2018, we based our volatility assumption on a combined weighted average of our own historical data and that of a selected peer group. The weighted-average volatility used in determining the grant date fair value of awards granted in fiscal 2019 and 2018 was 42.2% and 42.5%, respectively.
Income Taxes
We record valuation allowances against our deferred tax assets when it is more likely than not that all or a portion of a deferred tax asset will not be realized. We routinely evaluate the realizability of our deferred tax assets by assessing the likelihood that our deferred tax assets will be recovered based on all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, estimates of future taxable income, tax planning strategies and results of operations. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including projected Shack openings, revenue growth, and operating margins, among others. As of December 25, 2019, we had $279.8 million of deferred tax assets, net of valuation allowances. We expect to realize future tax benefits related to the utilization of these assets. If we determine in the future that we will not be able to fully utilize all or part of these deferred tax assets, we would record a valuation allowance through earnings in the period the determination was made, which would have an adverse effect on our results of operations and earnings in future periods.
Liabilities Under Tax Receivable Agreement
As described in Note 15 to the consolidated financial statements included in Item 8, we are a party to the Tax Receivable Agreement under which we are contractually committed to pay the non-controlling interest holders 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of certain transactions. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the

Shake Shack Inc. Form 10-K | 75

term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. Therefore, we would only recognize a liability for TRA Payments if we determine it is probable that we will generate sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including projected Shack openings, revenue growth, and operating margins, among others. During fiscal 2019, as a result of the redemptions of LLC Interests, we recognized liabilities totaling $234.4 million relating to our obligations under the Tax Receivable Agreement, after concluding that it was probable that we would have sufficient future taxable income to utilize the related tax benefits. If we determine in the future that we will not be able to fully utilize all or part of the related tax benefits, we would derecognize the portion of the liability related the benefits not expected to be utilized.
Additionally, we estimate the amount of TRA Payments expected to be paid within the next 12 months and classify this amount as current on our Consolidated Balance Sheets. This determination is based on our estimate of taxable income for the next fiscal year. To the extent our estimate differs from actual results, we may be required to reclassify portions of our liabilities under the Tax Receivable Agreement between current and non-current.

Shake Shack Inc. Form 10-K | 76

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
FOREIGN CURRENCY EXCHANGE RISK

Although we conduct business outside of the United States, the majority of revenue and expenses associated with our international business are transacted in U.S. dollars. We are exposed to foreign exchange risk in the sales at our international licensed Shacks that are denominated in their local currencies and the amount of licensing revenue we earn is directly affected by fluctuations in currency exchange rates. Our international office in Hong Kong incurs a small portion of our operational expenses in its local currency, which are subject to foreign currency translation risk.
INTEREST RATE RISK

We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. Our Revolving Credit Facility carries interest at a floating rate. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. As of December 25, 2019, we had no outstanding borrowings under the Revolving Credit Facility.
We are also exposed to interest rate risk through fluctuations of interest rates on our investments. Our available-for-sale securities primarily consist of fixed-income and equity instruments. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations.

Shake Shack Inc. Form 10-K | 77

Item 8. Financial Statements and Supplementary Data.

Shake Shack Inc. Form 10-K | 78

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
Ernst & Young LLP, our independent registered public accounting firm, has audited the Consolidated Financial Statements as of December 25, 2019, as stated in their report herein.
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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 25, 2019, based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the results of our evaluation, management concluded that our internal control over financial reporting was effective as of December 25, 2019.
Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 25, 2019, as stated in their report herein.

Randy Garutti	Tara Comonte
Chief Executive Officer and Director	President and Chief Financial Officer
(duly authorized and principal executive officer)	(duly authorized and principal financial officer)

Shake Shack Inc. Form 10-K | 79

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Shake Shack Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Shake Shack Inc. (the Company) as of December 25, 2019 and December 26, 2018, the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 25, 2019, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 25, 2019 and December 26, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 25, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 25, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for the recognition, measurement, presentation and disclosure of leases effective December 27, 2018 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (“ASC 842”) and the amendments in ASUs 2018-01, 2018-10, and 2018-11. As explained below, auditing the Company’s adoption of ASC 842 was a critical audit matter.

Adoption of ASU No. 2014-09

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for recognizing revenue effective December 28, 2017 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the amendments in ASUs 2015-14, 2016-08, 2016-10 and 2016-12.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating

Shake Shack Inc. Form 10-K | 80

the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Measurement of deferred tax assets related to the Company’s investment in SSE Holdings LLC
Description of the Matter
As discussed in Notes 12 and 15 of the consolidated financial statements, the noncontrolling interest holders of SSE Holdings LLC (“LLC”) may redeem their equity interests in SSE Holdings LLC (“LLC interests”) for shares of the Company’s Class A common stock. For income tax purposes, these redemptions are treated as direct purchases of LLC equity and are recorded at their fair market value upon the date of the redemption. The resulting incremental tax basis in excess of the book basis arising from a redemption represents a deductible temporary difference for which a deferred tax asset is recorded. At December 25, 2019, the Company’s total deferred tax asset related to the basis difference in its investment in LLC was $179 million. The basis difference in the Company’s investment in LLC changes through redemptions of LLC interests and other qualifying transactions.
Auditing management’s accounting for the basis differences in its investment in LLC is especially complex and challenging as the Company’s accounting requires timely identification of all historical basis differences and subsequent adjustments related to the redemptions, described above, and the related tax receivable agreement (“TRA”) payments to the LLC holders, discussed below.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for determining the completeness and measurement of the Company’s basis differences in the investment in LLC. For example, we tested management’s review controls over the calculation of the change in tax basis resulting from the redemptions, including the determination of fair market value. In addition, we tested controls over management’s communication of redemptions to the Company’s stock transfer agent as detailed in redemption notices provided by the LLC holder.
To test the completeness and accuracy of the deferred tax asset related to the basis difference in the investment in the LLC, we performed audit procedures that included, among others, on a sample basis, testing redemptions of LLC interests by inspection of redemption notices, inquiry with legal counsel to verify the completeness of the redemption notices in the period, and external confirmation of LLC’s and the Company’s shares issued and outstanding with the stock transfer agent. Further, to test the measurement of the deferred tax asset, for a selection of redemptions, we recalculated the change in tax basis resulting from the redemptions, including the determination of fair value.

Measurement of the Tax Receivable Agreement liability
Description of the Matter
As discussed in Note 15 of the consolidated financial statements, the Company has a Tax Receivable Agreement (“TRA”) with certain current and historical holders of LLC interests, which is a contractual commitment to distribute 85% of any tax benefits (“TRA Payment”), realized or deemed to be realized by the Company to the parties to the TRA. The TRA payments are contingent upon, among other things, the generation of future taxable income over the term of the TRA and future changes in tax laws. At December 25, 2019, the Company’s liability due to the holders of LLC interests under the TRA (“TRA liability”), was $234 million.
Auditing management’s accounting for the TRA liability is especially complex and judgmental as the Company’s calculation of the TRA liability requires estimates of its future qualified taxable income over the term of the TRA as a basis to determine if the related tax benefits are expected to be realized. Significant changes in estimates could have a material effect on the Company’s results of operations.

Shake Shack Inc. Form 10-K | 81

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for determining the measurement of the Company’s TRA obligation. This included management review controls over the computation of the TRA liability, which is based on several inputs including the Company’s share of the tax basis in the LLC, as discussed above, as well as the estimate of future qualified taxable income over the term of the TRA. We also tested management review control over the calculation of the TRA liability in accordance with the terms set out in the TRA.
We tested the measurement of the Company’s TRA liability by performing procedures on the redemptions, as described above, and recalculating the Company’s share of the tax basis in the net assets of LLC, as discussed above. To test the Company’s position that there is sufficient future taxable income to realize the tax benefits related to the redemptions discussed above, we evaluated the assumptions used by management to develop the projections of future taxable income. For example, we compared the projections of future taxable income with the actual results of prior periods, as well as management’s consideration of current industry and economic trends. We also assessed the historical accuracy of management’s projections and reconciled the projections of future taxable income with other forecasted financial information prepared by the Company. We also recalculated the TRA liability and verified the calculation of the TRA liability was in accordance with the terms set out in the TRA.

Lease accounting, including the adoption of ASC 842
Description of the Matter
As discussed above and in Note 10 of the consolidated financial statements, on December 27, 2018, the Company adopted ASC 842, using a modified retrospective approach, and recorded $229 million in operating lease assets, $277 million in long-term operating lease liabilities and derecognized all landlord funded assets and deemed landlord financing liabilities that existed as of December 26, 2018. The resulting net impact to retained earnings was $4 million. At December 25, 2019, the Company’s right-of-use assets and lease liability is $280 million and $340 million, respectively.
Auditing management’s accounting and presentation for leases, including the adoption of ASC 842, was especially complex and challenging as the Company’s accounting for the right-of-use asset, the lease liability, and the related transition adjustment involved the compilation and review of a large volume of leases as well as the determination of the incremental borrowing rate.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for determining the classification, valuation and completeness of the right-of-use asset and the lease liability. This included controls over management’s review of the completeness of the population of leases, and the accuracy of the computation of the right-of-use asset, the lease liability, and the related transition adjustment, including the determination of the incremental borrowing rate.
We tested the completeness of the lease population through the evidence obtained from Company departmental inquiries and an assessment of leases on a location-by-location basis based upon our knowledge of the Company’s openings of new Shake Shack restaurants and the related equipment leased for each location. For a sample of leases, we tested the accuracy of the data used in the calculation of the right-of-use asset and the lease liability by agreeing the underlying inputs, such as possession date, lease term and payment terms, to source documents, such as lease contracts. With the support of a valuation specialist, we recalculated the right-of-use asset and the lease liability and evaluated the key assumptions and methodologies used in the Company’s selection of the incremental borrowing rate by developing a comparative calculation.

We have served as the Company's auditor since 2014.
New York, New York
February 24, 2020

Shake Shack Inc. Form 10-K | 82

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Shake Shack Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Shake Shack Inc.’s (the Company’s) internal control over financial reporting as of December 25, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 25, 2019 and December 26, 2018, the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 25, 2019, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”) and our report dated February 24, 2020 expressed an unqualified opinion thereon.

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

New York, New York
February 24, 2020

Shake Shack Inc. Form 10-K | 83

SHAKE SHACK INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 25 2019	December 26 2018
ASSETS
Current assets:
Cash and cash equivalents	$37,099	$24,750
Marketable securities	36,508	62,113
Accounts receivable	9,970	10,523
Inventories	2,221	1,749
Prepaid expenses and other current assets	1,877	1,984
Total current assets	87,675	101,119
Property and equipment, net	314,862	261,854
Operating lease assets	274,426	—
Deferred income taxes, net	279,817	242,533
Other assets	11,488	5,026
TOTAL ASSETS	$968,268	$610,532
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,300	$12,467
Accrued expenses	24,140	22,799
Accrued wages and related liabilities	11,451	10,652
Operating lease liabilities, current	30,002	—
Other current liabilities	19,499	14,030
Total current liabilities	99,392	59,948
Deemed landlord financing	—	20,846
Deferred rent	—	47,864
Long-term operating lease liabilities	304,914	—
Liabilities under tax receivable agreement, net of current portion	226,649	197,921
Other long-term liabilities	15,328	10,498
Total liabilities	646,283	337,077
Commitments and contingencies
Stockholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of December 25, 2019 and December 26, 2018, respectively.	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 34,417,302 and 29,520,833 shares issued and outstanding as of December 25, 2019 and December 26, 2018, respectively.	35	30
Class B common stock, $0.001 par value—35,000,000 shares authorized; 3,145,197 and 7,557,347 shares issued and outstanding as of December 25, 2019 and December 26, 2018, respectively.	3	8
Additional paid-in capital	244,410	195,633
Retained earnings	54,367	30,404
Accumulated other comprehensive income	2	—
Total stockholders' equity attributable to Shake Shack Inc.	298,817	226,075
Non-controlling interests	23,168	47,380
Total equity	321,985	273,455
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$968,268	$610,532
See accompanying Notes to Consolidated Financial Statements.

Shake Shack Inc. Form 10-K | 84

SHAKE SHACK INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share amounts)

	Fiscal Year Ended
	December 25 2019	December 26 2018	December 27 2017
Shack sales	$574,625	$445,589	$346,388
Licensing revenue	19,894	13,721	12,422
TOTAL REVENUE	594,519	459,310	358,810
Shack-level operating expenses:
Food and paper costs	168,176	126,096	98,337
Labor and related expenses	160,811	122,094	91,740
Other operating expenses	69,169	51,783	35,805
Occupancy and related expenses	48,451	32,710	28,197
General and administrative expenses	65,649	52,720	39,003
Depreciation expense	40,392	29,000	21,704
Pre-opening costs	14,834	12,279	9,603
Loss on disposal of property and equipment	1,352	917	608
TOTAL EXPENSES	568,834	427,599	324,997
OPERATING INCOME	25,685	31,711	33,813
Other income, net	2,263	1,514	128,123
Interest expense	(434)	(2,415)	(1,643)
INCOME BEFORE INCOME TAXES	27,514	30,810	160,293
Income tax expense	3,386	8,862	151,409
NET INCOME	24,128	21,948	8,884
Less: net income attributable to non-controlling interests	4,301	6,769	9,204
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$19,827	$15,179	$(320)
Earnings (loss) per share of Class A common stock:
Basic	$0.63	$0.54	$(0.01)
Diluted	$0.61	$0.52	$(0.01)
Weighted-average shares of Class A common stock outstanding:
Basic	31,381	28,299	25,876
Diluted	32,251	29,179	25,876

See accompanying Notes to Consolidated Financial Statements.

Shake Shack Inc. Form 10-K | 85

SHAKE SHACK INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Fiscal Year Ended
	December 25 2019	December 26 2018	December 27 2017
Net income	$24,128	$21,948	$8,884
Other comprehensive income (loss), net of tax(1):
Change in foreign currency translation adjustment	2	—	—
Available-for-sale securities:
Change in net unrealized holding losses	—	(3)	(94)
Less: reclassification adjustments for net realized losses included in net income	—	16	47
Net change	2	13	(47)
OTHER COMPREHENSIVE INCOME (LOSS)	2	13	(47)
COMPREHENSIVE INCOME	24,130	21,961	8,837
Less: comprehensive income attributable to non-controlling interests	4,301	6,772	9,191
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$19,829	$15,189	$(354)
(1) Net of tax benefit of $0 for fiscal years ended December 25, 2019, December 26, 2018 and December 27, 2017.
See accompanying Notes to Consolidated Financial Statements.

Shake Shack Inc. Form 10-K | 86

SHAKE SHACK INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 28, 2016	25,151,384	$25	11,253,592	$11	$135,448	$16,719	$(15)	$49,165	$201,353
Net income (loss)						(320)		9,204	8,884
Other comprehensive loss:
Net unrealized losses related to available-for-sale securities							(34)	(13)	(47)
Equity-based compensation					5,732				5,732
Activity under stock compensation plans	372,508	1			4,451			2,818	7,270
Redemption of LLC Interests	1,003,585	1	(1,003,585)	(1)	4,415			(4,415)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					3,059				3,059
Distributions paid to non-controlling interest holders								(1,772)	(1,772)
BALANCE, DECEMBER 27, 2017	26,527,477	27	10,250,007	10	153,105	16,399	(49)	54,987	224,479
Cumulative effect of accounting changes						(1,174)	39	(439)	(1,574)
Net income						15,179		6,769	21,948
Other comprehensive income:
Net change related to available-for-sale securities							10	3	13
Equity-based compensation					6,250				6,250
Activity under stock compensation plans	300,696	1			2,509			2,013	4,523
Redemption of LLC Interests	2,692,660	2	(2,692,660)	(2)	15,202			(15,202)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					18,567				18,567
Distributions paid to non-controlling interest holders								(751)	(751)
BALANCE, DECEMBER 26, 2018	29,520,833	30	7,557,347	8	195,633	30,404	—	47,380	273,455
Cumulative effect of accounting changes						4,136		1,059	5,195
Net Income						19,827		4,301	24,128
Other comprehensive income:
Net change in foreign currency translation adjustment							2	—	2
Equity-based compensation					7,700				7,700
Activity under stock compensation plans	484,319				4,517			3,288	7,805
Redemption of LLC Interests	1,721,887	2	(1,721,887)	(2)	11,934			(11,934)	—
Effect of GTC Merger	2,690,263	3	(2,690,263)	(3)	19,218			(19,218)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					5,408				5,408
Distributions paid to non-controlling interest holders								(1,708)	(1,708)
BALANCE, DECEMBER 25, 2019	34,417,302	$35	3,145,197	$3	$244,410	$54,367	$2	$23,168	$321,985
See accompanying Notes to Consolidated Financial Statements.

Shake Shack Inc. Form 10-K | 87

SHAKE SHACK INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	December 25 2019	December 26 2018	December 27 2017
OPERATING ACTIVITIES
Net income (including amounts attributable to non-controlling interests)	$24,128	$21,948	$8,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	40,392	29,000	21,704
Amortization of cloud computing asset	312	—	—
Non-cash operating lease cost	40,068	—	—
Equity-based compensation	7,505	6,143	5,623
Deferred income taxes	(6,064)	788	146,334
Non-cash interest expense	170	72	317
Loss on sale of marketable securities	(22)	16	5
Loss on disposal of property and equipment	1,352	917	608
Other non-cash expense (income)	(338)	(78)	(127,221)
Unrealized gain on available-for-sale securities	(194)	—	—
Net loss on sublease	—	672	—
Changes in operating assets and liabilities:
Accounts receivable	10,726	5,530	6,421
Inventories	(472)	(491)	(452)
Prepaid expenses and other current assets	134	(270)	2,244
Other assets	(8,245)	(2,726)	(446)
Accounts payable	4,248	3,156	1,235
Accrued expenses	9,856	7,979	4,388
Accrued wages and related liabilities	799	4,424	144
Other current liabilities	1,438	860	(988)
Deferred rent	—	1,247	1,008
Long-term operating lease liabilities	(37,308)	—	—
Other long-term liabilities	1,372	6,208	1,070
NET CASH PROVIDED BY OPERATING ACTIVITIES	89,857	85,395	70,878
INVESTING ACTIVITIES
Purchases of property and equipment	(106,507)	(87,525)	(61,533)
Purchases of marketable securities	(1,179)	(1,223)	(7,861)
Sales of marketable securities	27,000	2,144	7,451
NET CASH USED IN INVESTING ACTIVITIES	(80,686)	(86,604)	(61,943)
FINANCING ACTIVITIES
Proceeds from deemed landlord financing	—	1,382	1,183
Payments on deemed landlord financing	—	(702)	(266)
Deferred financing costs	(286)	—	—
Payments on principal of finance leases	(1,926)	—	—
Distributions paid to non-controlling interest holders	(1,708)	(751)	(2,379)
Payments under tax receivable agreement	(707)	—	(4,844)
Proceeds from stock option exercises	9,201	5,472	7,585
Employee withholding taxes related to net settled equity awards	(1,396)	(949)	(314)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,178	4,452	965
INCREASE IN CASH AND CASH EQUIVALENTS	12,349	3,243	9,900
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,750	21,507	11,607
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$37,099	$24,750	$21,507
Supplemental cash flow information and non-cash investing and financing activities are further described in the accompany notes.
See accompanying Notes to Consolidated Financial Statements.

Shake Shack Inc. Form 10-K | 88

SHAKE SHACK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Shake Shack Inc. Form 10-K | 89

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
We operate and license Shake Shack restaurants ("Shacks"), which serve hamburgers, hot dogs, chicken, crinkle cut fries, shakes, frozen custard, beer, wine and more. As of December 25, 2019, there were 275 Shacks in operation, system-wide, of which 163 were domestic company-operated Shacks, 22 were domestic licensed Shacks and 90 were international licensed Shacks.
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
SSE Holdings is considered a variable interest entity. Shake Shack Inc. is the primary beneficiary as we have the majority economic interest in SSE Holdings and, as the sole managing member, have decision making authority that significantly affects the economic performance of the entity, while the limited partners have no substantive kick-out or participating rights. As a result, we will continue to consolidate SSE Holdings. The assets and liabilities of SSE Holdings represent substantially all of our consolidated assets and liabilities with the exception of certain deferred taxes and liabilities under the Tax Receivable Agreement. As of December 25, 2019 and December 26, 2018, the net assets of SSE Holdings were $270,542 and $232,711, respectively. The assets of SSE Holdings are subject to certain restrictions in SSE Holdings' revolving credit agreements. See Note 9 for more information.
Fiscal Year
We operate on a 52/53 week fiscal year ending on the last Wednesday in December. Fiscal years 2019, 2018 and 2017 each contained 52 weeks and ended on December 25, 2019, December 26, 2018 and December 27, 2017, respectively. Unless otherwise stated, references to years in this report relate to fiscal years.
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
Segment Reporting
We own and operate Shacks in the United States. We also have domestic and international licensed operations. Our chief operating decision makers (the "CODMs") are our Chief Executive Officer and our President and Chief Financial Officer. As the CODMs review financial performance and allocate resources at a consolidated level on a recurring basis, we have one operating segment and one reportable segment.

Shake Shack Inc. Form 10-K | 90

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
Accounts Receivable
Accounts receivable consist primarily of receivables from our licensees for licensing revenue and related reimbursements, credit card receivables and vendor rebates. We evaluate the collectibility of our accounts receivable based on a variety of factors, including historical experience, current economic conditions and other factors.
Inventories
Inventories, which consist of food, beer, wine, other beverages and retail merchandise, are stated at the lower of cost or net realizable value with cost determined on a first-in, first-out basis. No adjustment is deemed necessary to reduce inventory to net realizable value due to the rapid turnover and high utilization of inventory.
Property and Equipment
Property and equipment is stated at historical cost less accumulated depreciation. Property and equipment is depreciated based on the straight-line method over the estimated useful lives of the assets, generally ranging from two to seven years for equipment, furniture and fixtures, and computer equipment and software.
Costs incurred when constructing Shacks are capitalized. The cost of repairs and maintenance are expensed when incurred. Costs for refurbishments and improvements that significantly increase the productive capacity or extend the useful life of the asset are capitalized. When assets are disposed of, the resulting gain or loss is recognized on the Consolidated Statements of Income (Loss).
We assess potential impairments to our long-lived assets, which includes property and equipment and operating lease assets, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an

Shake Shack Inc. Form 10-K | 91

impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment charges recorded in fiscal 2019, 2018 and 2017.
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
The costs of obtaining non-transferable liquor licenses that are directly issued by local government agencies for nominal fees are expensed as incurred. The costs of purchasing transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses are capitalized as indefinite-lived intangible assets. Annual liquor license renewal fees are expensed over the renewal term. As of December 25, 2019 and December 26, 2018, indefinite-lived intangible assets relating to transferable liquor licenses totaled $1,437 and $1,159, respectively. We evaluate our indefinite-lived intangible assets for impairment annually during our fiscal fourth quarter, and whenever events or changes in circumstances indicate that an impairment may exist. When evaluating intangible assets for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that an intangible asset group is impaired. If we do not perform the qualitative assessment, or if we determine that it is not more likely than not that the fair value of the intangible asset group exceeds its carrying amount, we calculate the estimated fair value of the intangible asset group. If the carrying amount of the intangible asset group exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. In addition, we continuously monitor and may revise our intangible asset useful lives if and when facts and circumstances change.
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
Leases
On December 27, 2018 we adopted ASU 2016-02, Leases (Topic 842), using a modified retrospective approach. Refer to Note 10 Leases for further details.
We currently lease all of our domestic company-operated Shacks, our Home Office, and certain equipment under various non-cancelable lease agreements that expire on various dates through 2036. Upon the possession of a leased asset, we determine its classification as an operating or financing lease. All of our real estate leases are classified as operating leases and most of our equipment leases are classified as finance leases.
Generally, our real estate leases have initial terms ranging from 10 to 15 years and typically include two five-year renewal options. Renewal options are typically not included in the lease term as it is not reasonably certain at commencement date that we would exercise the options to extend the lease. Our real estate leases typically provide for fixed minimum rent payments and/or contingent rent payments based upon sales in excess of specified thresholds. When the achievement of such sales thresholds are deemed to be probable, contingent rent is accrued in proportion to the sales recognized during the period. Fixed minimum rent payments are recognized on a straight-line basis over the lease term starting on the date we take possession of the leased property. Lease expense incurred before a Shack opens is recorded in pre-opening costs. Once a Shack opens, we record the straight-line lease

Shake Shack Inc. Form 10-K | 92

expense and any contingent rent, if applicable, in occupancy and related expenses on the Consolidated Statements of Income. Many of our leases also require us to pay real estate taxes, common area maintenance costs and other occupancy costs which are included in occupancy and related expenses on the Consolidated Statements of Income (Loss).
We measure the lease liability by discounting the future fixed contractual payments included in the lease agreement, using our incremental borrowing rate (“IBR”). There are no explicit rates provided in our leases. The IBR is derived from the average of the yield curves obtained from using the notching method and the recovery rate method. The most significant assumption in calculating the incremental borrowing rate is our credit rating. We determined our credit rating based on a comparison of the financial information of SSE Holdings to other public companies and then used their respective credit ratings to develop our own.
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
Advertising
The cost of advertising is expensed as incurred. Advertising costs amounted to $857, $399 and $357 in fiscal 2019, 2018 and 2017, respectively, and are included in general and administrative expense and other operating expenses on the Consolidated Statements of Income (Loss).

Shake Shack Inc. Form 10-K | 93

Recently Adopted Accounting Pronouncements
We adopted the Accounting Standards Updates (“ASUs”) summarized below in fiscal 2019.

Accounting Standards Update (“ASU”)	Description	Date Adopted
Leases (ASU's 2016-02, 2018-01, 2018-10, 2018-11)
This standard establishes a new lease accounting model, which introduces the recognition of lease assets and liabilities for those leases classified as operating leases under previous GAAP. We adopted this standard using a modified retrospective approach as of the adoption date, to those lease contracts for which the Company had taken possession of on or prior to December 26, 2018.

See Note 10 Leases for more information.
December 27, 2018
Recently Issued Accounting Pronouncements

Accounting Standards Update (“ASU”)	Description	Expected Impact	Effective Date
Simplifying the Accounting for Income Taxes (ASU 2019-12)
This standard removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. It also adds guidance in certain areas, including the recognition of franchise taxes, recognition of deferred taxes for tax goodwill, allocation of taxes to members of a consolidated group, computation of annual effective tax rates related to enacted changes in tax laws, and minor improvements related to emloyee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method.
		We are currently evaluating the impact of ASU 2019-12 on our consolidated financial statements and related disclosures.	December 31, 2020 Early adoption is permitted.

Shake Shack Inc. Form 10-K | 94

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
Revenue Recognition
Revenue consists of Shack sales and licensing revenue. Generally, revenue is recognized as promised goods or services transferred to the guest or customer in an amount that reflects the consideration we expect to be entitled in exchange for those goods or services.
Revenue from Shack sales is presented net of discounts and recognized when food, beverage and retail products are sold. Sales tax collected from customers is excluded from Shack sales and the obligation is included in sales tax payable until the taxes are remitted to the appropriate taxing authorities. Revenue from our gift cards is deferred and recognized upon redemption.
Licensing revenues include initial territory fees, Shack opening fees and ongoing sales-based royalty fees from licensed Shacks. Generally, the licenses granted to develop, open and operate each Shack in a specified territory are the predominant goods or services transferred to the licensee in our contracts, and represent distinct performance obligations. Ancillary promised services, such as training and assistance during the initial opening of a Shack, are typically combined with the licenses and considered as one performance obligation per Shack. We determine the transaction price for each contract, which is comprised of the initial territory fee and an estimate of the total Shack opening fees we expect to be entitled to. The calculation of total Shack opening fees included in the transaction price requires judgment, as it is based on an estimate of the number of Shacks we expect the licensee to open. The transaction price is then allocated equally to each Shack expected to open. The performance obligations are satisfied over time, starting when a Shack opens, through the end of the term of the license granted to the Shack. Because we are transferring licenses to access our intellectual property during a contractual term, revenue is recognized on a straight-line basis over the license term. Generally, payment for the initial territory fee is received upon execution of the licensing agreement and payment for the Shack opening fees are received either in advance of or upon opening the related restaurant. These payments are initially deferred and recognized as revenue as the performance obligations are satisfied, which occurs over a long-term period.
Revenue from sales-based royalties is recognized as the related sales occur.
Revenue recognized during fiscal 2019 and 2018 (under ASC 606) and 2017 (under ASC 605) disaggregated by type is as follows:

	2019	2018	2017
Shack sales	$574,625	$445,589	$346,388
Licensing revenue:
Sales-based royalties	19,318	13,422	11,633
Initial territory and opening fees	576	299	789
Total revenue	$594,519	$459,310	$358,810

The aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of December 25, 2019 is $16,082. We expect to recognize this amount as revenue over a long-term period, as the license term for each Shack ranges from 5 to 20 years. These amounts exclude any variable consideration related to sales-based royalties.

Shake Shack Inc. Form 10-K | 95

Contract Balances
Opening and closing balances of contract liabilities and receivables from contracts with customers is as follows:

	December 25 2019	December 27 2018
Shack sales receivables	$4,265	$2,550
Licensing receivables	4,510	2,616
Gift card liability	2,258	1,796
Deferred revenue, current	511	307
Deferred revenue, long-term	11,310	10,026

Revenue recognized during fiscal 2019 and 2018 that was included in their respective liability balances at the beginning of the period is as follows:

	2019	2018
Gift card liability	$524	$506
Deferred revenue	536	523
NOTE 4: FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis as of December 25, 2019 and December 26, 2018, and indicate the classification within the fair value hierarchy. Refer to Note 2 for further information.
Cash, Cash Equivalents and Marketable Securities
The following tables summarize our cash, cash equivalents and marketable securities by significant investment categories as of December 25, 2019 and December 26, 2018:

	December 25, 2019
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$32,094	$—	$—	$32,094	$32,094	$—
Level 1:
Money market funds	5,005	—	—	5,005	5,005	—
Mutual funds	36,436	72		36,508	—	36,508
Total	$73,535	$72	$—	$73,607	$37,099	$36,508

Shake Shack Inc. Form 10-K | 96

	December 26, 2018
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$19,746	$—	$—	$19,746	$19,746	$—
Level 1:
Money market funds	5,004	—	—	5,004	5,004	—
Mutual funds	62,235	—	(122)	62,113	—	62,113
Total	$86,985	$—	$(122)	$86,863	$24,750	$62,113

On December 28, 2017, we adopted ASU 2016-01, which requires certain equity investments to be measured at fair value with changes in fair value recognized in net income. Net unrealized gains on equity securities totaling $194 were included on the Consolidated Statements of Income during fiscal 2019. Net unrealized losses on equity securities totaling $61 were included on the Consolidated Statements of Income during fiscal 2018.
A summary of other income from equity securities recognized during fiscal 2019, 2018 and 2017 is as follows:

	2019	2018	2017
Equity securities:
Dividend income	$1,244	$1,392	$830
Interest income	—	9	77
Realized gain (loss) on sale of investments	22	(3)	(5)
Unrealized gain (loss) on available-for-sale equity securities	194	(61)	—
Total other income, net	$1,460	$1,337	$902

A summary of equity securities sold and gross realized gains and losses recognized during fiscal 2019, 2018 and 2017 is as follows:

	2019	2018	2017
Equity securities:
Gross proceeds from sales and redemptions	$27,000	$2,144	$2,223
Cost basis of sales and redemptions	26,978	2,160	2,271
Gross realized gains included in net income	36	2	1
Gross realized losses included in net income	(14)	(18)	(49)
Amounts reclassified out of accumulated other comprehensive loss	—	16	47

Realized gains and losses are determined on a specific identification method and are included in other income, net on the Consolidated Statements of Income (Loss).
We periodically review our marketable securities for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. As of December 25, 2019 and December 26, 2018, the declines in the market value of our marketable securities investment portfolio are considered to be temporary in nature.
Other Financial Instruments
The carrying value of our financial instruments, including accounts receivable, accounts payable, and accrued expenses as of December 25, 2019 and December 26, 2018 approximated their fair value due to the short-term nature of these financial instruments.

Shake Shack Inc. Form 10-K | 97

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets and liabilities that are measured at fair value on a non-recurring basis include our long-lived assets and indefinite-lived intangible assets. There were no impairments recognized during fiscal 2019, 2018 and 2017.
NOTE 5: ACCOUNTS RECEIVABLE

The components of accounts receivable as of December 25, 2019 and December 26, 2018 are as follows:

	December 25 2019	December 26 2018
Landlord receivables	$—	$4,494
Licensing receivables	4,510	2,579
Credit card receivables	3,417	2,446
Other receivables	2,043	1,004
Accounts receivable	$9,970	$10,523

As of December 25, 2019 and December 26, 2018, no allowance for doubtful accounts was recorded based on our evaluation of collectibility.
NOTE 6: INVENTORIES

Inventories consisted of the following:

	December 25 2019	December 26 2018
Food	$1,738	$1,291
Wine	107	83
Beer	114	95
Beverages	233	203
Retail merchandise	29	77
Inventories	$2,221	$1,749

Shake Shack Inc. Form 10-K | 98

NOTE 7: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 25 2019	December 26 2018
Leasehold improvements	$302,204	$228,453
Landlord funded assets	—	15,595
Equipment	54,404	40,716
Furniture and fixtures	18,082	14,055
Computer equipment and software	24,226	19,008
Financing equipment lease assets	7,442	—
Construction in progress(1)	30,290	29,474
Property and equipment, gross	436,648	347,301
Less: accumulated depreciation	(121,786)	(85,447)
Property and equipment, net	$314,862	$261,854
(1) Construction in progress as of December 26, 2018 includes landlord funded assets under construction.
Depreciation expense was $40,392, $29,000 and $21,704 for fiscal 2019, 2018 and 2017, respectively.
NOTE 8: SUPPLEMENTAL BALANCE SHEET INFORMATION

The components of other current liabilities as of December 25, 2019 and December 26, 2018 are as follows:

	December 25 2019	December 26 2018
Sales tax payable	$4,086	$3,143
Current portion of liabilities under tax receivable agreement	7,777	5,804
Gift card liability	2,258	1,796
Current portion of financing equipment lease liabilities	1,873	—
Other	3,505	3,287
Other current liabilities	$19,499	$14,030

The components of other long-term liabilities as of December 25, 2019 and December 26, 2018 are as follows:

	December 25 2019	December 26 2018
Deferred licensing revenue	$11,310	$10,026
Long-term portion of financing equipment lease liabilities	3,643	—
Other	375	472
Other long-term liabilities	$15,328	$10,498

Shake Shack Inc. Form 10-K | 99

NOTE 9: DEBT

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
As of December 25, 2019, no amounts were outstanding under the revolving credit facility. As of December 26, 2018, no amounts were outstanding under the previous facility.
The obligations under the Credit Agreement are secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Credit Agreement were guaranteed by each of SSE Holdings' direct and indirect subsidiaries (with certain exceptions).
The Credit Agreement requires us to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios. In addition, the Credit Agreement contains other customary affirmative and negative covenants, including those which (subject to certain exceptions and dollar thresholds) limit our ability to incur debt; incur liens; make investments; engage in mergers, consolidations, liquidations or acquisitions; dispose of assets; make distributions on or repurchase equity securities; engage in transactions with affiliates; and prohibits us, with certain exceptions, from engaging in any line of business not related to our current line of business. As of December 25, 2019 we were in compliance with all covenants.
As of December 26, 2018 we had deemed landlord financing liabilities of $20,846, for certain leases where we were involved in the construction of leased assets and were considered the accounting owner of the construction project. Upon adoption of ASU 2016-02, Leases (Topic 842) on December 27, 2018, we were no longer considered to be the accounting owner of these construction projects and had no deemed landlord financing liabilities on the Condensed Consolidated Balance Sheets as of December 25, 2019. As of December 25, 2019 we had $334,916 of operating lease liabilities and $5,516 of finance lease liabilities on the Condensed Consolidated Balance Sheets. Refer to Note 10 for further details.
Total interest costs incurred were $434, $2,572 and $1,806 in fiscal 2019, 2018 and 2017, respectively. Amounts capitalized into property and equipment were $157 and $164 during fiscal 2018 and 2017, respectively. No amounts were capitalized into property and equipment during fiscal 2019.

Shake Shack Inc. Form 10-K | 100

NOTE 10: LEASES

Effect of Standard Adoption
On December 27, 2018 we adopted ASU 2016-02, Leases (Topic 842), using a modified retrospective approach. We elected the package of practical expedients permitted under the transition guidance within Accounting Standards Codification Topic 842 ("ASC 842") which, among other items, allowed us to carry forward historical lease classifications. As such, we applied the modified retrospective approach as of the adoption date to those lease contracts for which we had taken possession of the property as of December 26, 2018.  As part of the transition, we derecognized all landlord funded assets and deemed landlord financing liabilities as of December 26, 2018 and determined the classification as either operating or finance leases.
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
Upon transition, on December 27, 2018, we recorded the following increases (decreases) to the respective line items on the Consolidated Balance Sheet:

Adjustment as of December 27, 2018
Prepaid expenses and other current assets	$6
Property and equipment, net	(11,448)
Operating lease assets	229,885
Deferred income taxes, net	(121)
Deemed landlord financing	(20,846)
Deferred rent	(47,862)
Long-term operating lease liabilities	277,224
Other long-term liabilities	4,611
Retained earnings	4,136
Non-controlling interests	1,059

Nature of Leases
We lease all of our domestic company-operated Shacks, our Home Office and certain equipment under various non-cancelable lease agreements that expire on various dates through 2036. We evaluate contracts entered into to determine whether the contract involves the use of property or equipment, which is either explicitly or implicitly identified in the contract. We evaluate whether we control the use of the asset, which is determined by assessing whether we obtain substantially all economic benefits from the use of the asset, and whether we have the right to direct the use of the asset. If these criteria are met and we have identified a lease, we account for the contract under the requirements of ASC 842.
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

Shake Shack Inc. Form 10-K | 101

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
As there were no explicit rates provided in our leases, we used our incremental borrowing rate in determining the present value of future lease payments. The discount rate used to measure the lease liability was derived from the average of the yield curves obtained from using the notching method and the recovery rate method. The most significant assumption in calculating the incremental borrowing rate is our credit rating and subject to judgment. We determined our credit rating based on a comparison of the financial information of SSE Holdings to other public companies and then used their respective credit ratings to develop our own.
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
A summary of finance and operating lease right-of-use assets and liabilities as of December 25, 2019 is as follows:

	Classification	December 25, 2019
Finance leases	Property and equipment, net	$5,444
Operating leases	Operating lease assets	274,426
Total right-of-use assets		$279,870

Finance leases:
	Other current liabilities	1,873
	Other long-term liabilities	3,643
Operating leases:
	Operating lease liabilities, current	30,002
	Long-term operating lease liabilities	304,914
Total lease liabilities		$340,432

Shake Shack Inc. Form 10-K | 102

The components of lease cost for the fiscal year ended December 25, 2019 were as follows:

	Classification	December 25 2019
Finance lease cost:
Amortization of right-of-use assets	Depreciation expense	$1,998
Interest on lease liabilities	Interest expense	193
Operating lease cost	Occupancy and related expenses General and administrative expenses Pre-opening costs	40,068
Short-term lease cost	Occupancy and related expenses	394
Variable lease cost	Occupancy and related expenses General and administrative expenses Pre-opening costs	16,060
Total lease cost		$58,713
As of December 25, 2019, future minimum lease payments for finance and operating leases consisted of the following:

	Finance Leases	Operating Leases
2020	$2,051	$50,649
2021	1,445	46,521
2022	989	47,285
2023	743	47,379
2024	472	45,979
Thereafter	255	223,507
Total minimum payments	5,955	461,320
Less: imputed interest	439	126,404
Total lease liabilities	$5,516	$334,916

As of December 25, 2019 we had additional operating lease commitments of $67,760 for non-cancelable leases without a possession date, which will begin to commence in 2020. These lease commitments are consistent with the leases that we have executed thus far and include a number of real estate leases where we are involved in the construction and design.
A summary of lease terms and discount rates for finance and operating leases as of December 25, 2019 is as follows:

December 25 2019
Weighted-average remaining lease term (years):
Finance leases	5.1
Operating leases	10.1
Weighted-average discount rate:
Finance leases	3.7%
Operating leases	5.4%

Shake Shack Inc. Form 10-K | 103

Supplemental cash flow information related to leases as of December 25, 2019 is as follows:

December 25 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$193
Operating cash flows from operating leases	37,468
Financing cash flows from finance leases	1,926
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	2,831
Operating leases	65,556

NOTE 11: EMPLOYEE BENEFIT PLANS

Defined Contribution Plan
Our employees are eligible to participate in a defined contribution savings plan maintained by Shake Shack. The plan is funded by employee and employer contributions. We pay our share of the employer contributions directly to the third party trustee. Employer contributions to the plan are at our discretion. We make contributions matching a portion of participants' contributions. We match 100% of participants' contributions for the first 3% of eligible compensation contributed and 50% of contributions made in excess of 3% of eligible compensation up to 5% of eligible compensation. Employer contributions totaled $772, $509 and $389 for fiscal 2019, 2018 and 2017, respectively.
NOTE 12: STOCKHOLDERS' EQUITY

Redemptions of LLC Interests
The SSE Holdings LLC Agreement provides that holders of LLC Interests may, from time to time, require SSE Holdings to redeem all or a portion of their LLC Interests for newly-issued shares of Class A common stock on a one-for-one basis. In connection with any redemption or exchange, we receive a corresponding number of LLC Interests, increasing our total ownership interest in SSE Holdings. Simultaneously, and in connection with a redemption, the corresponding number of shares of Class B common stock are surrendered and canceled.

Shake Shack Inc. Form 10-K | 104

The following table summarizes redemptions of LLC Interests activity during fiscal 2019, 2018 and 2017.

	2019	2018	2017
Redemption and acquisition of LLC Interests
Number of LLC Interests redeemed by non-controlling interest holders	1,721,887	2,692,660	1,003,585
Number of LLC Interests acquired in connection with the Gramercy Tavern Merger	2,690,263	—	—
Number of LLC Interests received by Shake Shack Inc.	4,412,150	2,692,660	1,003,585
Issuance of Class A common stock
Shares of Class A common stock issued in connection with redemptions of LLC Interests	1,721,887	2,692,660	1,003,585
Shares of Class A common stock issued in connection with the Gramercy Tavern Merger	2,690,263	—	—
Cancellation of Class B common stock
Shares of Class B common stock surrendered and canceled	1,721,887	2,692,660	1,003,585
Shares of Class B common stock surrendered and canceled in connection with the Gramercy Tavern Merger	2,690,263	—	—

Stock Compensation Plan Activity
We received an aggregate of 484,319, 300,696 and 372,508 LLC Interests in connection with the activity under our stock compensation plan during fiscal 2019, 2018 and 2017, respectively.
Dividend Restrictions
We are a holding company with no direct operations. As a result, our ability to pay cash dividends on our common stock, if any, is dependent upon cash dividends, distributions or other transfers from SSE Holdings. The amounts available to us to pay cash dividends are subject to certain covenants and restrictions set forth in the revolving credit facility. As of December 25, 2019, essentially all of the net assets of SSE Holdings were restricted. See Note 9 for more information regarding the covenants and restrictions set forth in the Revolving Credit Facility.
Gramercy Tavern Corp. Merger
Pursuant to a Stockholders Agreement, dated as of February 4, 2015, as amended, by and among Daniel H. Meyer, the Daniel H. Meyer 2012 Gift Trust dtd 10/31/12 (the "Gift Trust"), other affiliates (collectively, the "Meyer Stockholders") and other parties thereto, the Meyer Stockholders had the right to cause all of the shares of Gramercy Tavern Corp. ("GTC") to be exchanged for shares of our Class A common stock pursuant to a tax-free reorganization. In August 2019, the Meyer Stockholders exercised their right with respect to GTC (the "GTC Merger"). To effect the GTC Merger, a newly-formed wholly-owned subsidiary of Shake Shack Inc. merged with and into GTC, with GTC as the surviving entity, which was then merged with and into Shake Shack Inc. Prior to the GTC Merger, GTC owned 2,690,263 LLC Interests and an equivalent number of shares of our Class B common stock. The stockholders of GTC, received on a one-for-one basis, 2,690,263 shares of Class A common stock based upon the amount of shares of GTC held by the stockholders; all of the shares of Class B common stock held by GTC were canceled; and all of the LLC Interests held by GTC were transferred to us.
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

Shake Shack Inc. Form 10-K | 105

members of SSE Holdings will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in capital.
The following table summarizes the ownership interest in SSE Holdings as of December 25, 2019 and December 26, 2018:

	2019		2018
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Shake Shack Inc.	34,417,302	91.6%	29,520,833	79.6%
Number of LLC Interests held by non-controlling interest holders	3,145,197	8.4%	7,557,347	20.4%
Total LLC Interests outstanding	37,562,499	100.0%	37,078,180	100.0%

The weighted average ownership percentages for the applicable reporting periods are used to attribute net income and other comprehensive income (loss) between Shake Shack Inc. and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for fiscal 2019 and 2018 was 15.9% and 23.4%, respectively.
The following table summarizes the effects of changes in ownership in SSE Holdings on our equity during fiscal 2019, 2018 and 2017.

	2019	2018	2017
Net income (loss) attributable to Shake Shack Inc.	$19,827	$15,179	$(320)
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities	—	10	(34)
Unrealized gain on foreign currency translation adjustment	2	—	—
Transfers (to) from non-controlling interests:
Increase in additional paid-in capital as a result of the redemption of LLC Interests	11,934	15,202	4,415
Increase in additional paid-in-capital as a result of the GTC Merger	19,218	—	—
Increase in additional paid-in capital as a result of activity under the stock compensation plan and the related income tax effect	4,517	2,509	4,451
Total effect of changes in ownership interest on equity attributable to Shake Shack Inc.	$55,498	$32,900	$8,512

During fiscal 2019, an aggregate of 4,412,150 LLC Interests were redeemed by the non-controlling interest holders for newly-issued shares of Class A common stock, of which 2,690,263 were received through the Gramercy Tavern Merger as described in Note 12, and we received 4,412,150 LLC Interests, increasing our total ownership interest in SSE Holdings to 91.6%. During 2018, an aggregate of 2,692,660 LLC Interests were redeemed by the non-controlling interest holders, and we received 2,692,660 LLC Interests, increasing our total ownership interest in SSE Holdings to 79.6%.
We received an aggregate of 484,319 and 300,696 LLC Interests in connection with the activity under our stock compensation plans during fiscal 2019 and 2018, respectively.
NOTE 14: EQUITY-BASED COMPENSATION

A summary of equity-based compensation expense recognized during fiscal 2019, 2018 and 2017 is as follows:

Shake Shack Inc. Form 10-K | 106

	2019	2018	2017
Stock options	2,626	3,039	3,474
Performance stock units	3,035	2,449	1,869
Restricted stock units	1,844	655	280
Equity-based compensation expense	$7,505	$6,143	$5,623

Total income tax benefit recognized related to equity-based compensation	$188	$172	$198

Equity-based compensation expense is allocated to general and administrative expenses and labor and related expenses on the Consolidated Statements of Income (Loss) during fiscal 2019, 2018 and 2017 as follows:

	2019	2018	2017
General and administrative expenses	7,189	5,991	5,463
Labor and related expenses	316	152	160
Equity-based compensation expense	7,505	6,143	5,623

We capitalized $195, $107 and $109 of equity-based compensation expense associated with the construction cost of our Shacks and our enterprise-wide system upgrade, Project Concrete, during fiscal 2019, 2018 and 2017, respectively.
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
The fair value of stock option awards was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

	2019	2018	2017
Expected term (years)(1)	7.5	7.5	7.5
Expected volatility(2)	42.2%	42.5%	44.5%
Risk-free interest rate(3)	2.4%	2.8%	2.1%
Dividend yield(4)	—%	—%	—%

(1)	Expected term represents the estimated period of time until an award is exercised and was determined using the simplified method.

(2)	Expected volatility is based on the historical volatility of a selected peer group over a period equivalent to the expected term.

(3)	The risk-free rate rate is an interpolation of yields on U.S. Treasury securities with maturities equivalent to the expected term.

(4)	We have assumed a dividend yield of zero as we have no plans to declare dividends in the foreseeable future.

Shake Shack Inc. Form 10-K | 107

A summary of stock option activity for fiscal years 2019, 2018 and 2017 is as follows:

	Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding as of December 28, 2016	2,364,722	$21.10
Granted	5,150	38.91
Exercised	(359,011)	21.13
Forfeited	(291,520)	(21.00)
Expired	—	—
Outstanding as of December 27, 2017	1,719,341	$21.16
Granted	5,036	39.91
Exercised	(260,515)	21.00
Forfeited	(102,879)	(21.27)
Expired	—	—
Outstanding as of December 26, 2018	1,360,983	$21.25
Granted	3,785	54.36
Exercised	(435,986)	21.18
Forfeited	(38,515)	(21.00)
Expired	—	—
Outstanding as of December 25, 2019	890,267	$21.44	$34,280	5.2
Options vested and exercisable as of December 25, 2019	574,993	$21.24	$22,258	5.1
Options expected to vest as of December 25, 2019	315,274	$21.82	$12,022	5.2

As of December 25, 2019, total unrecognized compensation expense related to unvested stock options was $450, which is expected to be recognized over a weighted-average period of 1.6 years. The total intrinsic value of stock options exercised during fiscal 2019, 2018 and 2017 was $16,905, $5,786 and $8,333, respectively. Cash received from stock option exercises was $9,201 for fiscal 2019.

Shake Shack Inc. Form 10-K | 108

A summary of unvested stock option activity for fiscal years 2019, 2018 and 2017 is as follows:

	Stock Options	Weighted Average Grant-Date Fair Value
Unvested as of December 28, 2016	1,964,251	$8.66
Vested	(503,686)	8.85
Granted	5,150	19.42
Forfeited	(289,620)	8.59
Unvested as of December 27, 2017	1,176,095	$8.64
Vested	(404,120)	8.62
Granted	5,036	19.86
Forfeited	(90,275)	8.59
Unvested as of December 26, 2018	686,736	$8.74
Vested	(340,752)	8.66
Granted	3,785	26.42
Forfeited	(34,495)	8.59
Unvested as of December 25, 2019	315,274	$9.05

The total fair value of stock options vested during fiscal 2019, 2018 and 2017 was $2,950, $3,483 and $4,458, respectively.
The following table summarizes information about stock options outstanding and exercisable as December 25, 2019:

	Options Outstanding			Options Exercisable
	Number Outstanding at December 25, 2019	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 25, 2019	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Exercise Price
$21.00	869,777	5.1	$21.00	565,407	5.1	$21.00
$34.62	7,411	6.4	$34.62	7,411	6.4	$34.62
$36.41	1,108	6.9	$36.41	1,108	6.9	$36.41
$38.91	3,150	7.5	$38.91	60	7.5	$38.91
$39.91	5,036	8.2	$39.91	1,007	8.2	$39.91
$54.36	3,785	9.2	$54.36	—	—	$—

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
For performance stock units granted during fiscal 2019, the amount of awards that can be earned ranges from 0% to 125% of the number of performance stock units granted, based on the achievement of approved financial goals over a 1-year performance period. In addition to the performance conditions, performance stock units are also subject to a requisite service period and the awards vest ratably over four years. The fair value of performance stock units is determined based on the closing market price of

Shake Shack Inc. Form 10-K | 109

our Class A common stock on the date of grant. Compensation expense related to the performance stock units is recognized using a graded-vesting attribution method over the vesting period based on the most probable outcome of the performance conditions.
A summary of performance stock unit activity for fiscal years 2019, 2018 and 2017 is as follows:

	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding as of December 28, 2016	61,600	$38.41
Granted	87,596	37.90
Performance achievement(1)	9,545	38.40
Vested	(22,703)	38.40
Forfeited	(11,196)	38.28
Expired	—	—
Outstanding as of December 27, 2017	124,842	$38.06
Granted	60,437	58.46
Performance achievement(1)	(12,139)	37.89
Vested	(43,861)	38.13
Forfeited	(10,737)	41.28
Expired	—	—
Outstanding as of December 26, 2018	118,542	$48.16
Granted	69,772	52.47
Performance achievement(1)	4,626	58.46
Vested	(56,513)	45.40
Forfeited	(18,910)	51.17
Expired	—	—
Outstanding as of December 25, 2019	117,517	$51.97

(1)	Represents the incremental awards earned and/or awards forfeited based on the achievement of performance conditions.

As of December 25, 2019, there were 117,517 performance stock units outstanding, of which none were vested. As of December 25, 2019, total unrecognized compensation expense related to unvested performance stock units was $2,958, which is expected to be recognized over a weighted-average period of 2.7 years.
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

Shake Shack Inc. Form 10-K | 110

A summary of restricted stock unit activity for fiscal years 2019, 2018 and 2017 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding as of December 28, 2016	—	$—
Granted	44,476	38.98
Vested	—	—
Forfeited	—	—
Expired	—	—
Outstanding as of December 27, 2017	44,476	$38.98
Granted	18,882	49.12
Vested	(13,635)	39.13
Forfeited	—	—
Expired	—	—
Outstanding as of December 26, 2018	49,723	$42.79
Granted	126,770	52.51
Vested	(14,812)	47.00
Forfeited	(9,583)	52.47
Expired	—	—
Outstanding as of December 25, 2019	152,098	$49.87

As of December 25, 2019, there were 152,098 restricted stock units outstanding, of which none were vested. As of December 25, 2019, total unrecognized compensation expense related to unvested restricted stock units was $6,016, which is expected to be recognized over a weighted-average period of 3.1 years.
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
Income Tax Expense
The components of income before income taxes are follows:

	2019	2018	2017
Domestic	$11,797	$21,595	$152,204
Foreign	15,717	9,215	8,089
Income before income taxes	$27,514	$30,810	$160,293

Shake Shack Inc. Form 10-K | 111

The components of income tax expense are as follows:

	2019	2018	2017
Current income taxes:
Federal	$2,984	$5,281	$518
State and local	4,283	858	3,615
Foreign	2,183	1,935	942
Total current income taxes	9,450	8,074	5,075
Deferred income taxes:
Federal	(5,643)	(210)	145,139
State and local	(421)	998	1,195
Total deferred income taxes	(6,064)	788	146,334
Income tax expense	$3,386	$8,862	$151,409

Reconciliations of income tax expense computed at the U.S. federal statutory income tax rate to the recognized income tax expense and the U.S. statutory income tax rate to our effective tax rates are as follows:

	2019		2018		2017
Expected U.S. federal income taxes at statutory rate	$5,778	21.0%	$6,470	21.0%	$56,103	35.0%
State and local income taxes, net of federal benefit	3,924	14.2%	797	2.6%	2,590	1.6%
Foreign withholding taxes	2,183	7.9%	1,935	6.3%	942	0.6%
Tax credits	(3,007)	(10.9)%	(2,151)	(7.0)%	(1,230)	(0.8)%
Non-controlling interest	(1,405)	(5.1)%	(1,908)	(6.2)%	(3,273)	(2.0)%
Remeasurement of deferred tax assets in connection with the enactment of the TCJA	—	—%	—	—%	138,636	86.5%
Remeasurement of deferred tax assets in connection with other tax rate changes	208	0.8%	3,794	12.3%	1,657	1.0%
Remeasurement of liabilities under tax receivable agreement in connection with the enactment of the TCJA	—	—%	—	—%	(44,051)	(27.4)%
Change in valuation allowance	(4,669)	(17.0)%	—	—%	—	—%
Other	374	1.4%	(75)	(0.2)%	35	—%
Income tax expense	$3,386	12.3%	$8,862	28.8%	$151,409	94.5%

Our effective income tax rates for fiscal 2019, 2018 and 2017 were 12.3%, 28.8% and 94.5%, respectively. The decrease in our effective income tax rate from fiscal 2018 to fiscal 2019 was primarily due higher tax credits, an increase in windfall benefits from equity-based compensation and a decrease in valuation allowance, partially offset by an increase in our ownership of SSE Holdings, which increases our share of taxable income of SSE Holdings. The decrease in our effective income tax rate from fiscal 2017 to fiscal 2018 was primarily due to the remeasurement of deferred tax assets resulting from the enactment of the Tax Cuts and Jobs Act of 2017 (the "TCJA") in fiscal 2017. In December 2017, the TCJA was enacted into law and provided for significant changes to the U.S. Internal Revenue Code of 1986, as amended, including the reduction of the U.S. federal corporate income tax rate from 35% to 21%, among other provisions. We calculated our best estimate of the impact of the TCJA based on current interpretations and understanding of the TCJA and recognized an additional $138,636 of income tax expense in fiscal 2017, in accordance with Staff Accounting Bulletin No. 118 ("SAB 118"), relating to the remeasurement of our deferred tax assets. During fiscal 2018 the Company finalized its calculations related to the impacts of the TCJA with no adjustment to the Company’s previously recorded provisional tax expense.

Shake Shack Inc. Form 10-K | 112

Deferred Tax Assets and Liabilities
The components of deferred tax assets and liabilities are as follows:

	December 25 2019	December 26 2018
Deferred tax assets:
Investment in partnership	$179,363	$168,451
Tax Receivable Agreement	65,679	57,203
Deferred rent	—	1,109
Operating lease liability	4,768	—
Financing lease liability	78	—
Deferred revenue	199	184
Stock-based compensation	347	375
Net operating loss carryforwards	26,058	18,046
Tax credits	8,419	5,194
Other assets	398	331
Total gross deferred tax assets	285,309	250,893
Valuation allowance	(954)	(6,925)
Total deferred tax assets, net of valuation allowance	284,355	243,968
Deferred tax liabilities:
Property and equipment	(585)	(1,435)
Operating lease right-of-use asset	(3,876)	—
Financing lease right-of-use asset	(77)	—
Total gross deferred tax liabilities	(4,538)	(1,435)
Net deferred tax assets	$279,817	$242,533

As of December 25, 2019, our federal and state net operating loss carryforwards for income tax purposes were $104,821 and $67,371. If not utilized, $52,954 of our federal net operating losses can be carried forward indefinitely, and the remainder will begin to expire in 2035. If not utilized $6,157 of our state net operating loss carryforwards can be carried forward indefinitely, and the remainder will begin to expire in 2023.
As described in Note 12, we acquired an aggregate of 4,896,469 LLC Interests during fiscal 2019 through redemptions of LLC Interests, the GT Merger and activity under stock-based compensation plans. We recognized a deferred tax asset in the amount of $27,195 associated with the basis difference in our investment in SSE Holdings upon acquiring these LLC Interests. As of December 25, 2019, the total deferred tax asset related to the basis difference in our investment in SSE Holdings was $179,363. These were partially offset by reductions in basis due to the utilization of $14,101 of amortization. However, a portion of the total basis difference will only reverse upon the eventual sale of our interest in SSE Holdings, which we expect would result in a capital gain.
During fiscal 2019, we also recognized $8,999 of deferred tax assets, and other income of $808, related to additional tax basis changes generated from expected future payments under the Tax Receivable Agreement and related deductions for imputed interest on such payments. See "—Tax Receivable Agreement" for more information.
We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of December 25, 2019, we concluded, based on the weight of all available positive and negative evidence, that all of our deferred tax assets are more likely than not to be realized, except for certain tax credits we no longer expect to utilize before expiration. As such, a valuation allowance in the amount of $954 was recognized. The net change in valuation allowance for fiscal 2019 was a decrease of $5,971.

Shake Shack Inc. Form 10-K | 113

Uncertain Tax Positions
There were no reserves for uncertain tax positions as of December 25, 2019 and December 26, 2018. Shake Shack Inc. was formed in September 2014 and did not engage in any operations prior to the IPO and Organizational Transactions. Shake Shack Inc. first filed tax returns for tax year 2014, which is the first tax year subject to examination by taxing authorities for U.S. federal and state income tax purposes. Additionally, although SSE Holdings is treated as a partnership for U.S. federal and state income taxes purposes, it is still required to file an annual U.S. Return of Partnership Income, which is subject to examination by the Internal Revenue Service ("IRS"). The statute of limitations has expired for tax years through 2014 for SSE Holdings.
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
During fiscal 2019, we acquired an aggregate of 1,721,887 LLC Interests in connection with the redemption of LLC Interests that resulted in an increase in the tax basis of our investment in SSE Holdings subject to the provisions of the Tax Receivable Agreement. We recognized an additional liability in the amount of $32,065 for the TRA Payments due to the redeeming members, representing 85% of the aggregate tax benefits we expect to realize from the tax basis increases related to the redemption of LLC Interests, after concluding it was probable that such TRA Payments would be paid based on our estimates of future taxable income. During fiscal 2019 payments of $707, inclusive of interest, were made to the members of SSE Holdings pursuant to the Tax Receivable Agreement. No payments were made to members of SSE Holdings pursuant to the Tax Receivable Agreement during fiscal 2018. As of December 25, 2019, the total amount of TRA Payments due under the Tax Receivable Agreement was $234,426, of which $7,777 was included in other current liabilities on the Consolidated Balance Sheet. See Note 18 for more information relating to our liabilities under the Tax Receivable Agreement.
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

Shake Shack Inc. Form 10-K | 114

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock for fiscal 2019, 2018 and 2017.

	2019	2018	2017
Numerator:
Net income	$24,128	$21,948	$8,884
Less: net income attributable to non-controlling interests	4,301	6,769	9,204
Net income (loss) attributable to Shake Shack Inc.	$19,827	$15,179	$(320)
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	31,381	28,299	25,876
Effect of dilutive securities:
Stock options	743	798	—
Performance stock units	70	63	—
Restricted stock units	57	19	—
Weighted-average shares of Class A common stock outstanding—diluted	32,251	29,179	25,876

Earnings (loss) per share of Class A common stock—basic	$0.63	$0.54	$(0.01)
Earnings (loss) per share of Class A common stock—diluted	$0.61	$0.52	$(0.01)

Shares of our Class B common stock do not share in the earnings or losses of Shake Shack and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.
The following table presents potentially dilutive securities excluded from the computations of diluted earnings per share of Class A common stock for fiscal 2019, 2018 and 2017.

	2019		2018		2017
Stock options	946	(1)	—		1,719,341	(2)
Performance stock units	51,197	(3)	21,560	(3)	124,842	(2)
Restricted stock units	—		—		44,476	(2)
Shares of Class B common stock	3,145,197	(4)	7,557,347	(4)	10,250,007	(4)

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

Shake Shack Inc. Form 10-K | 115

NOTE 17: SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information for fiscal 2019, 2018 and 2017:

	2019	2018	2017
Cash paid for:
Income taxes, net of refunds	$3,044	$3,272	$2,261
Interest, net of amounts capitalized	255	2,261	1,106
Non-cash investing activities:
Accrued purchases of property and equipment	12,620	17,443	7,526
Capitalized landlord assets for leases where we are deemed the accounting owner	—	5,443	10,125
Capitalized equity-based compensation	101	107	109
Non-cash financing activities:
Class A common stock issued in connection with the redemption of LLC Interests	2	2	1
Class A common stock issued in connection with the GTC Merger	3	—	—
Cancellation of Class B common stock in connection with the redemption of LLC Interests	(2)	(2)	(1)
Cancellation of Class B common stock in connection with the GTC Merger	(3)	—	—
Establishment of liabilities under tax receivable agreement	32,065	44,338	18,973

NOTE 18: COMMITMENTS AND CONTINGENCIES

Lease Commitments
We are obligated under various operating leases for Shacks and our Home Office space, expiring in various years through 2036. Under certain of these leases, we are liable for contingent rent based on a percentage of sales in excess of specified thresholds and are responsible for our proportionate share of real estate taxes, common area maintenance charges and utilities. See Note 10, Leases.
As security under the terms of one of our leases, we are obligated under a letter of credit totaling $130 as of December 25, 2019, which expires on February 28, 2026. Additionally, in September 2017, we entered into a letter of credit in conjunction with our new Home Office lease in the amount of $603, which expires in August 2020 and renews automatically for one-year periods through January 31, 2034.
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

Shake Shack Inc. Form 10-K | 116

Legal Contingencies
In February 2018, a claim was filed against Shake Shack in California state court alleging certain violations of the California Labor Code.  At a mediation between the parties, we agreed to settle the matter with the plaintiff and all other California employees who elected to participate in the settlement for $1,200. As of December 25, 2019, an accrual in the amount of $1,200 was recorded for this matter and related expenses.
We are subject to various legal proceedings, claims and liabilities, such as employment-related claims and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance. As of December 25, 2019, the amount of the ultimate liability with respect to these matters was not material.
Liabilities under Tax Receivable Agreement
As described in Note 15, we are a party to the Tax Receivable Agreement under which we are contractually committed to pay the non-controlling interest holders 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of certain transactions. We are not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated the transaction that gave rise to the payment are realized. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. As of December 25, 2019, we recognized $234,426 of liabilities relating to our obligations under the Tax Receivable Agreement, after concluding that it was probable that we would have sufficient future taxable income to utilize the related tax benefits. There were no transactions subject to the Tax Receivable Agreement for which we did not recognize the related liability, as we concluded that we would have sufficient future taxable income to utilize all of the related tax benefits generated by all transactions that occurred in fiscal 2019.
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

	Classification	2019	2018	2017
Amounts received from HYC	Licensing revenue	$571	$420	$452

Shake Shack Inc. Form 10-K | 117

	Classification	December 25 2019	December 26 2018
Amounts due from HYC	Accounts Receivable Prepaid expenses and other current assets	$47	$37

Madison Square Park Conservancy
The Chairman of our Board of Directors serves as a director of the Madison Square Park Conservancy ("MSP Conservancy"), with which we have a license agreement and pay license fees to operate our Madison Square Park Shack.

	Classification	2019	2018	2017
Amounts paid to MSP Conservancy	Occupancy and related expenses	$964	$877	$907

	Classification	December 25 2019	December 26 2018
Amounts due to MSP Conservancy	Accrued expenses	$53	$70

Share Our Strength
The Chairman of our Board of Directors serves as a director of Share Our Strength, for which Shake Shack holds the "Great American Shake Sale" every year to raise money and awareness for childhood hunger. During the Great American Shake Sale, we encourage guests to donate money to Share Our Strength's No Kid Hungry campaign in exchange for a coupon for a free shake. All of the guest donations we collect are remitted directly to Share Our Strength.

	Classification	2019	2018	2017
Amounts raised through donations	—	$190	$343	$633

Costs incurred for free shakes redeemed	General and administrative expenses	$30	$53	$148

Mobo Systems, Inc.
The Chairman of our Board of Directors serves as a director of Mobo Systems, Inc. (also known as "Olo"), a platform we use in connection with our mobile ordering application. No amounts were due to Olo as of December 25, 2019 and December 26, 2018, respectively.

	Classification	2019	2018	2017
Amounts paid to Olo	Other operating expenses	$170	$111	$80

Square, Inc.
Our Chief Executive Officer is a member of the Board of Directors of Square, Inc. ("Square"). We currently use certain point-of-sale applications, payment processing services, hardware and other enterprise platform services in connection with the processing of a limited amount of sales at certain of our locations, sales for certain off-site events and in connection with our kiosk technology. Additionally, we partnered with Caviar, Square’s food ordering delivery service, to allow guests to order Shake Shack in select markets as well as participated in Square’s new Boost offers, providing assets and permission for Square to run select offers to their cash card users. No amounts were due to Square as of December 25, 2019 and December 26, 2018, respectively.

	Classification	2019	2018	2017
Amounts paid to Square	Other operating expenses	$1,692	$445	$33
Shake Shack Inc. Form 10-K | 118

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

	Classification	2019	2018	2017
Amounts paid to members (inclusive of interest)	Other current liabilities	$707	$—	$4,910

	Classification	December 25 2019	December 26 2018
Amounts due under the Tax Receivable Agreement	Other current liabilities Liabilities under tax receivable agreement, net of current portion	$234,426	$203,725

Distributions to Members of SSE Holdings
Under the terms of the SSE Holdings LLC Agreement, SSE Holdings is obligated to make tax distributions to its members. No tax distributions were payable to non-controlling interest holders as of December 25, 2019 and December 26, 2018.

	Classification	2019	2018	2017
Amounts paid to non-controlling interest holders	Non-controlling interests	$1,708	$751	$2,379

Gramercy Tavern Corp. Merger
Pursuant to a Stockholders Agreement, dated as of February 4, 2015, as amended, by and among Daniel H. Meyer, the Daniel H. Meyer 2012 Gift Trust dtd 10/31/12 (the "Gift Trust"), other affiliates (collectively, the "Meyer Stockholders") and other parties thereto, the Meyer Stockholders had the right to cause all of the shares of Gramercy Tavern Corp. ("GTC") to be exchanged for shares of our Class A common stock pursuant to a tax-free reorganization. In August 2019, the Meyer Stockholders exercised their right with respect to GTC (the "GTC Merger"). To effect the GTC Merger, a newly-formed wholly-owned subsidiary of Shake Shack Inc. merged with and into GTC, with GTC as the surviving entity, which was then merged with and into Shake Shack Inc. The stockholders of GTC received on a one-for-one basis shares of Class A common stock based upon the amount of shares of GTC held by the stockholders; all of the shares of Class B common stock held by GTC were canceled; and all of the LLC Interests held by GTC were transferred to us. See Note 12 for more information.

Shake Shack Inc. Form 10-K | 119

NOTE 20: GEOGRAPHIC INFORMATION

Revenue by geographic area for fiscal 2019, 2018 and 2017 is as follows:

	2019	2018	2017
United States	$578,702	$447,575	$348,575
Other countries	15,817	11,735	10,235
Total revenue	$594,519	$459,310	$358,810

Revenues are shown based on the geographic location of our customers and licensees. All of our long-lived assets are located in the United States.
NOTE 21: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth certain unaudited financial information for each quarter of fiscal 2019 and 2018. The unaudited quarterly information includes all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for the fair presentation of the information presented. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

	2019
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenue	$132,609	$152,713	$157,762	$151,435
Operating income	5,162	11,871	8,164	488
Net income (loss)	3,607	11,171	11,423	(2,073)
Net income (loss) attributable to Shake Shack Inc.	2,546	9,030	10,344	(2,093)
Earnings (loss) per share(1):
Basic	$0.09	$0.30	$0.32	$(0.06)
Diluted	$0.08	$0.29	$0.31	$(0.06)

	2018
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenue	$99,116	$116,282	$119,647	$124,265
Operating income	6,514	13,018	9,343	2,836
Net income (loss)	4,979	10,571	6,946	(548)
Net income (loss) attributable to Shake Shack Inc.	3,508	7,604	5,025	(958)
Earnings (loss) per share(1):
Basic	$0.13	$0.27	$0.17	$(0.03)
Diluted	$0.13	$0.26	$0.17	$(0.03)

(1)
Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted earnings per share amounts may not equal annual basic and diluted earnings per share amounts.

Shake Shack Inc. Form 10-K | 120

Schedule I: Condensed Financial Information of Registrant

SHAKE SHACK INC.
CONDENSED BALANCE SHEETS
(PARENT COMPANY ONLY)
(in thousands, except share and per share amounts)

	December 25 2019	December 26 2018
ASSETS
Current assets:
Cash	$9,223	$5,686
Accounts receivable	1	—
Prepaid expenses	206	135
Total current assets	9,430	5,821
Due from SSE Holdings	7,124	—
Deferred income taxes, net	279,012	242,353
Investment in subsidiaries	247,372	185,331
TOTAL ASSETS	$542,938	$433,505
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	1	—
Accrued expenses	44	171
Due to SSE Holdings	9,652	3,534
Current portion of liabilities under tax receivable agreement	7,777	5,804
Total current liabilities	17,474	9,509
Liabilities under tax receivable agreement, net of current portion	226,649	197,921
Total liabilities	244,123	207,430
Commitments and contingencies
Stockholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of December 25, 2019 and December 26, 2018, respectively.	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 34,417,302 and 29,520,833 shares issued and outstanding as of December 25, 2019 and December 26, 2018, respectively.	35	30
Class B common stock, $0.001 par value—35,000,000 shares authorized; 3,145,197 and 7,557,347 shares issued and outstanding as of December 25, 2019 and December 26, 2018, respectively.	3	8
Additional paid-in capital	244,410	195,633
Retained earnings	54,367	30,404
Total stockholders' equity	298,815	226,075
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$542,938	$433,505
See accompanying Notes to Condensed Financial Statements.

Shake Shack Inc. Form 10-K | 121

Schedule I: Condensed Financial Information of Registrant (continued)

SHAKE SHACK INC.
CONDENSED STATEMENTS OF INCOME (LOSS)
(PARENT COMPANY ONLY)
(in thousands)

	Fiscal Year Ended
	December 25 2019	December 26 2018	December 27 2017
Intercompany revenue	$2,018	$2,055	$1,466
TOTAL REVENUE	2,018	2,055	1,466
General and administrative expenses	1,683	1,933	1,692
TOTAL EXPENSES	1,683	1,933	1,692
OPERATING INCOME (LOSS)	335	122	(226)
Equity in net income of subsidiaries	19,831	21,537	22,090
Other income	808	78	127,221
Interest expense	(150)	(14)	(50)
INCOME BEFORE INCOME TAXES	20,824	21,723	149,035
Income tax expense	997	6,544	149,355
NET INCOME (LOSS)	$19,827	$15,179	$(320)
See accompanying Notes to Condensed Financial Statements.

Shake Shack Inc. Form 10-K | 122

Schedule I: Condensed Financial Information of Registrant (continued)

SHAKE SHACK INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(PARENT COMPANY ONLY)
(in thousands)

	Fiscal Year Ended
	December 25 2019	December 26 2018	December 27 2017
Net income (loss)	$19,827	$15,179	$(320)
Other comprehensive income (loss), net of tax(1):
Available-for-sale securities:
Change in net unrealized holding losses	—	(3)	(67)
Less: reclassification adjustments for net realized losses included in net income	—	13	33
Net change	—	10	(34)
OTHER COMPREHENSIVE INCOME (LOSS)	—	10	(34)
COMPREHENSIVE INCOME (LOSS)	$19,827	$15,189	$(354)
(1) Net of tax benefit of $0 for fiscal years ended December 25, 2019, December 26, 2018 and December 27, 2017.
See accompanying Notes to Condensed Financial Statements.

Shake Shack Inc. Form 10-K | 123

Schedule I: Condensed Financial Information of Registrant (continued)

SHAKE SHACK INC.
CONDENSED STATEMENTS OF CASH FLOWS
(PARENT COMPANY ONLY)
(in thousands)

	Fiscal Year Ended
	December 25 2019	December 26 2018	December 27 2017
OPERATING ACTIVITIES
Net income (loss)	$19,827	$15,179	$(320)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in net income of subsidiaries	(19,831)	(21,537)	(22,090)
Equity-based compensation	279	252	234
Deferred income taxes	(5,317)	777	146,095
Non-cash interest expense	151	—	—
Other non-cash income	(808)	(78)	(127,221)
Changes in operating assets and liabilities:
Accounts receivable	(1)	—	2
Prepaid expenses and other current assets	(71)	—	5
Due to/from SSE Holdings	(5,190)	(7,103)	(5,339)
Accounts payable	1	—	—
Accrued expenses	6,003	5,669	21
Other current liabilities	—	14	(17)
Income taxes payable	—	—	2,990
NET CASH USED IN OPERATING ACTIVITIES	(4,957)	(6,827)	(5,640)
INVESTING ACTIVITIES
Purchases of LLC Interests from SSE Holdings	(29,481)	(11,142)	(5,522)
Return of investment in SSE Holdings	—	2,053	4,101
NET CASH USED IN INVESTING ACTIVITIES	(29,481)	(9,089)	(1,421)
FINANCING ACTIVITIES
Proceeds from issuance of Class A common stock to SSE Holdings upon settlement of equity awards	29,481	11,142	5,522
Proceeds from stock option exercises	9,201	5,472	7,586
Payments under tax receivable agreement	(707)	—	(4,844)
NET CASH PROVIDED BY FINANCING ACTIVITIES	37,975	16,614	8,264
INCREASE IN CASH	3,537	698	1,203
CASH AT BEGINNING OF PERIOD	5,686	4,988	3,785
CASH AT END OF PERIOD	$9,223	$5,686	$4,988

See accompanying Notes to Condensed Financial Statements.

Shake Shack Inc. Form 10-K | 124

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
Certain intercompany balances presented in these condensed parent company financial statements are eliminated in the consolidated financial statements. As of December 25, 2019, $9,652 of intercompany payables were eliminated in consolidation and $3,534 of intercompany payables were eliminated in consolidation as of December 26, 2018. For fiscal 2019, $2,018 and $19,831 of intercompany revenue and equity in net income of subsidiaries, respectively, was eliminated in consolidation. For fiscal 2018, $2,055 and $21,537 of intercompany revenue and equity in net income of subsidiaries, respectively, was eliminated in consolidation. Related party amounts that were not eliminated in the consolidated financial statements include the Parent Company's liabilities under the tax receivable agreement, which totaled $234,426 and $203,725 as of December 25, 2019 and December 26, 2018, respectively.
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
As of December 25, 2019 and December 26, 2018, liabilities under the tax receivable agreement totaled $234,426 and $203,725, respectively.

Shake Shack Inc. Form 10-K | 125

NOTE 4: SUPPLEMENTAL CASH FLOW INFORMATION
The following table sets forth supplemental cash flow information for fiscal 2019, 2018 and 2017:

	2019	2018	2017
Cash paid for:
Income taxes	$233	$185	$253
Interest	—	—	2
Non-cash investing activities:
Accrued contribution related to stock option exercises	9,227	5,472	7,586
Class A common stock issued in connection with the acquisition of LLC Interests upon redemption by the non-controlling interest holders	11,934	15,202	4,415
Class A common stock issued in connection with the GTC merger	19,218	—	—
Non-cash contribution made in connection with equity awards granted to employees of SSE Holdings	4,402	5,999	5,497
Non-cash financing activities:
Cancellation of Class B common stock in connection with the redemption of LLC Interests	(2)	(2)	(1)
Cancellation of Class B common stock in connection with the GTC merger	(3)	—	—
Establishment of liabilities under tax receivable agreement	32,065	44,338	18,973

Shake Shack Inc. Form 10-K | 126

Schedule II: Valuation and Qualifying Accounts

	Balance at beginning of period	Additions			Reductions		Balance at end of period
(in thousands)		Charged to costs and expenses	Charged to other accounts
Deferred tax asset valuation allowance:
Fiscal year ended December 31, 2014	$—	$—	$—		$—		$—
Fiscal year ended December 30, 2015	$—	$—	$39,700	(1)	$(16,545)		$23,155
Fiscal year ended December 28, 2016	$23,155	$90	$1,965	(1)	$(9,642)		$15,568
Fiscal year ended December 27, 2017	$15,568	$—	$3,455	(1)	$(8,909)	(2)	$10,114
Fiscal year ended December 26, 2018	$10,114	$782	$—		$(3,971)		$6,925
Fiscal year ended December 25, 2019	$6,925	$(4,654)	$—		$(1,317)		$954

(1)	Amount relates to a valuation allowance established on deferred tax assets related to our investment in SSE Holdings.

(2)	Amount includes a $4,780 remeasurement adjustment related to the enactment of the TCJA, which was recognized through earnings.

Shake Shack Inc. Form 10-K | 127

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
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

For Management's Report on Internal Control over Financial Reporting, see Item 8, Financial Statements and Supplementary Data.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

We completed the implementation of a new Enterprise Resource Planning (“ERP") system during the fiscal year ended December 25, 2019. As a result, we modified and removed certain existing internal controls as well as implemented new controls and procedures impacted by the implementation of the new ERP system. We continued to monitor and evaluate the operating effectiveness of the related controls through the remainder of the fiscal year.
With the exception of those controls modified, removed or implemented as a result of the new ERP system, there were no other changes to our internal controls over financial reporting during the fiscal year ending December 25, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Not applicable.

Shake Shack Inc. Form 10-K | 128

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item with respect to our directors is incorporated by reference to the sections entitled “Nominees for Election as Class II Directors” and "Continuing Directors" in our Proxy Statement to be filed in connection with our 2020 Annual Meeting of Shareholders (the “Proxy Statement”). The information required by this item with respect to our Code of Business Conduct and Audit Committee (including our “audit committee financial expert”) is incorporated by reference to the sections entitled “Code of Ethics” and “Audit Committee Report.”
The information required by this item with respect to our executive officers is set forth under the section entitled “Information About Our Executive Officers” in Part I, Item 1 of this Annual Report on Form 10-K.
The information required by this item with respect to Section 16(a) of the Exchange Act is incorporated by reference to the section of the Proxy Statement entitled “Delinquent 16(a) Reports.”
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
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY INCENTIVE PLANS

The following table provides information about our compensation plans under which our Class A common stock is authorized for issuance, as of December 25, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans(2)
Equity compensation plans approved by security holders(1)	890,267	$21.44	3,338,374

(1)	Includes awards granted and available to be granted under our 2015 Incentive Award Plan.

(2)	This amount represents shares of common stock available for issuance under the 2015 Incentive Award Plan, which include stock options, performance stock units and restricted stock units.

Shake Shack Inc. Form 10-K | 129

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

Shake Shack Inc. Form 10-K | 130

Part IV
Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedules

Page
Schedule I: Condensed Financial Information of Registrant	121
Schedule II: Valuation and Qualifying Accounts	127
All other financial statement schedules are omitted since they are not required or are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

(1)	Exhibits
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.
Item 16. Form 10-K Summary
None.

Shake Shack Inc. Form 10-K | 131

EXHIBIT INDEX

Exhibit Number			Incorporated by Reference			Filed Herewith
		Exhibit Description	Form	Exhibit	Filing Date
3.1		Amended and Restated Certificate of Incorporation of Shake Shack Inc., effective February 4, 2015	8-K	3.1	2/10/2015
3.2		Second Amended and Restated Bylaws of Shake Shack Inc., dated October 1, 2019	8-K	3.1	10/4/2019
4.1		Form of Class A Common Stock Certificate	S-1/A	4.1	1/28/2015
4.2		Description of Securities				#
10.1		Third Amended and Restated Limited Liability Company Agreement of SSE Holdings, LLC, dated February 4, 2015 by and among SSE Holdings, LLC and its Members	8-K	10.3	2/10/2015
10.1.1		Amendment No. 1 to Third Amended and Restated Limited Liability Company Agreement of SSE Holding, LLC, dated March 7, 2016, but effective as of February 4, 2015	POSAM	10.1.1	3/10/2016
10.1.2		Amendment No. 2 to Third Amended and Restated Limited Liability Company Agreement of SSE Holding, LLC, dated February 6, 2017	10-K	10.1.2	3/13/2017
10.2		Amended and Restated Management Services Agreement, effective as of January 15, 2015, by and between SSE Holdings, LLC and USHG, LLC	S-1	10.13	12/29/2014
10.3		Tax Receivable Agreement, dated February 4, 2015, by and among Shake Shack Inc., SSE Holdings, LLC and each of the Members from time to time party thereto	8-K	10.1	2/10/2015
10.4		Registration Rights Agreement, dated February 4, 2015, by and among Shake Shack Inc. and each other person identified on the schedule of investors attached thereto	8-K	10.2	2/10/2015
10.4.1		Amendment No. 1 to Registration Rights Agreement, dated and effective as of October 8, 2015, by and among Shake Shack Inc., the Continuing SSE Equity Owners and affiliates of the Former SSE Equity Owners	10-Q	10.2	11/6/2015
10.5		Stockholders Agreement, dated February 4, 2015, by and among Shake Shack Inc., SSE Holdings, LLC, and the persons and entities listed on the schedules attached thereto	8-K	10.4	2/10/2015
10.5.1		Amendment No. 1 to Stockholders Agreement, dated and effective as of October 8, 2015, by and among Shake Shack Inc., SSE Holdings, LLC, the Meyer Stockholders, the LGP Stockholders and the SEG Stockholders	10-Q	10.1	11/6/2015
10.5.2		Amendment No. 2 to Stockholders Agreement, dated and effective as of May 11, 2017, by and among Shake Shack Inc., SSE Holdings, LLC, the Meyer Stockholders, the LGP Stockholders and the SEG Stockholders	10-Q	10.2	8/4/2017
10.5.3		Amendment No. 3 to Stockholders Agreement, dated and effective as of October 16, 2018, by and among Shake Shack Inc., SSE Holdings, LLC, the Meyer Stockholders, the LPG Stockholders and the SEG Stockholders	10-K	10.5.3	2/25/2019
10.6		Form of Indemnification Agreement entered into between Shake Shack Inc. and each of its directors and officers, effective February 4, 2015	S-1/A	10.21	1/20/2015
10.7	†	Shake Shack Inc. 2015 Incentive Award Plan	S-8	4.4	1/30/2015
10.7.1	†	Amendment No. 1 to the Shake Shack Inc. 2015 Incentive Award Plan, dated April 26, 2016	10-Q	10.1	5/16/2016
10.7.2	†	Amendment No. 2 to the Shake Shack Inc. 2015 Incentive Award Plan, dated February 5, 2019	10-Q	10.1	5/6/2019
10.7.3	†	Form of Employee Option Agreement under the Shake Shack Inc. 2015 Incentive Award Plan, as amended	S-1/A	10.19	1/20/2015
10.7.4	†	Form of Director Option Agreement under the Shake Shack Inc. 2015 Incentive Award Plan, as amended	S-1/A	10.20	1/20/2015
10.7.5	†	Form of Performance Stock Unit Award Agreement under the Shake Shack Inc., 2015 Incentive Award Plan, as amended	10-Q	10.2	5/16/2016

Shake Shack Inc. Form 10-K | 132

Exhibit Number			Incorporated by Reference			Filed Herewith
		Exhibit Description	Form	Exhibit	Filing Date
10.7.6	†	Form of Supplement to Performance Stock Unit Award Agreement under the Shake Shack Inc. 2015 Incentive Award Plan, as amended	10-Q	10.3	5/16/2016
10.7.7	†	Form of Employee Restricted Stock Unit Award Agreement under the Shake Shack Inc. 2015 Incentive Award Plan as amended	10-K	10.9.6	2/25/2019
10.7.8	†	Form of Employee Restricted Stock Unit Award Supplement under the Shake Shack Inc. 2015 Incentive Award Plan as amended	10-K	10.9.7	2/25/2019
10.7.9	†	Form of Director Restricted Stock Unit Award Agreement under the Shake Shack Inc. 2015 Incentive Award Plan as amended	10-K	10.9.8	2/25/2019
10.8	†	2015 Senior Executive Bonus Plan	S-1	10.12	12/29/2014
10.9	†	Amended and Restated Employment Agreement, effective January 5, 2017, by and among Zach Koff, Shake Shack Inc. and SSE Holdings, LLC	8-K	10.1	1/5/2017
10.9.1	†	Employment Agreement, dated April 28, 2017, but effective as of a date to be agreed upon by the parties, no later than July 31, 2017, by and among Tara Comonte, Shake Shack Inc. and SSE Holdings, LLC	8-K	10.1	5/1/2017
10.9.2	†	Amended and Restated Employment Agreement, effective October 25, 2018, by and among Shake Shack Inc., SSE Holdings, LLC and Randy Garutti	8-K	10.1	10/26/2018
10.10	†	Non-Employee Director Compensation Policy	10-K	10.19	2/26/2018
10.10.1	†	Amended & Restated Non-Employee Director Compensation Policy, dated May 19, 2016	10-K	10.19.1	2/26/2018
10.10.2	†	Second Amended & Restated Non-Employee Director Compensation Policy, dated March 17, 2017	10-K	10.19.2	2/26/2018
10.11		Credit Agreement, dated as of August 2, 2019, by and among SSE Holdings, LLC, the Guarantors party thereto, the Lenders referred to therein and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender	8-K	10.1	8/5/2019
10.12		Security and Pledge Agreement, dated as of August 2, 2019, by and among SSE Holdings, LLC, the other Obligors party thereto, and Wells Fargo Bank, National Association, as Administrative Agent	10-Q	10.2	11/4/2019
21		Subsidiaries of Shake Shack Inc.				*
23		Consent of Independent Registered Public Accounting Firm				*
31.1		Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2		Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32		Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				#
101.INS		XBRL Instance Document				*
101.SCH		XBRL Taxonomy Extension Schema Document				*
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB		XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document				*
104		Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				*

†	Indicates a management contract or compensatory plan or arrangement.

#	Furnished herewith.

Shake Shack Inc. Form 10-K | 133

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shake Shack Inc.
(Registrant)

	By:	/s/ Tara Comonte
Tara Comonte
Date: February 24, 2020		President and Chief Financial Officer
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
February 24, 2020
/s/ Randy Garutti	Chief Executive Officer and Director
Randy Garutti	(Principal Executive Officer)

/s/ Tara Comonte	President and Chief Financial Officer	February 24, 2020
Tara Comonte	(Principal Financial and Accounting Officer)

/s/ Daniel Meyer	Chairman of the Board of Directors	February 24, 2020
Daniel Meyer

/s/ Sumaiya Balbale	Director	February 24, 2020
Sumaiya Balbale

/s/ Anna Fieler	Director	February 24, 2020
Anna Fieler

/s/ Jeff Flug	Director	February 24, 2020
Jeff Flug

/s/ Jenna Lyons	Director	February 24, 2020
Jenna Lyons

/s/ Joshua Silverman	Director	February 24, 2020
Joshua Silverman

/s/ Jonathan D. Sokoloff	Director	February 24, 2020
Jonathan D. Sokoloff

/s/ Robert Vivian	Director	February 24, 2020
Robert Vivian

Shake Shack Inc. Form 10-K | 134