Form 10-Q
period 2020-03-25
Shake Shack Inc.
filed 2020-05-04
CIK 1620533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 25, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of April 22, 2020, there were 38,173,087 shares of Class A common stock outstanding and 3,117,002 shares of Class B common stock outstanding.

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
While we believe that our assumptions are reasonable, it is very difficult to predict the impact of known factors, and it is impossible to anticipate all factors that could affect our actual results. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Form 10-Q in the context of the risks and uncertainties disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 25, 2019 filed with the U.S. Securities and Exchange Commission (the "SEC") under the heading "Risk Factors" and in Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarterly period ended March 25, 2020.
The forward-looking statements included in this Form 10-Q are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Shake Shack Inc. Form 10-Q | 1

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).

2 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	March 25 2020	December 25 2019
ASSETS
Current assets:
Cash and cash equivalents	$87,806	$37,099
Marketable securities	16,423	36,508
Accounts receivable	6,820	9,970
Inventories, net	2,045	2,221
Prepaid expenses and other current assets	2,316	1,877
Total current assets	115,410	87,675
Property and equipment, net	329,039	314,862
Operating lease assets	302,216	274,426
Deferred income taxes, net	281,285	279,817
Other assets	12,058	11,488
TOTAL ASSETS	$1,040,008	$968,268
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,330	$14,300
Accrued expenses	24,228	24,140
Accrued wages and related liabilities	6,338	11,451
Operating lease liabilities, current	43,197	30,002
Other current liabilities	13,735	19,499
Total current liabilities	102,828	99,392
Long-term debt	50,000	—
Long-term operating lease liabilities	322,191	304,914
Liabilities under tax receivable agreement, net of current portion	226,959	226,649
Other long-term liabilities	15,424	15,328
Total liabilities	717,402	646,283
Commitments and contingencies
Stockholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of March 25, 2020 and December 25, 2019.	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 34,523,400 and 34,417,302 shares issued and outstanding as of March 25, 2020 and December 25, 2019, respectively.	35	35
Class B common stock, $0.001 par value—35,000,000 shares authorized; 3,117,002 and 3,145,197 shares issued and outstanding as of March 25, 2020 and December 25, 2019, respectively.	3	3
Additional paid-in capital	246,970	244,410
Retained earnings	53,407	54,367
Accumulated other comprehensive income	3	2
Total stockholders' equity attributable to Shake Shack Inc.	300,418	298,817
Non-controlling interests	22,188	23,168
Total equity	322,606	321,985
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,040,008	$968,268
See accompanying Notes to Condensed Consolidated Financial Statements.

Shake Shack Inc. Form 10-Q | 3

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(in thousands, except per share amounts)

	Thirteen Weeks Ended
	March 25 2020	March 27 2019
Shack sales	$138,048	$128,569
Licensing revenue	5,122	4,040
TOTAL REVENUE	143,170	132,609
Shack-level operating expenses:
Food and paper costs	39,564	37,991
Labor and related expenses	41,766	37,093
Other operating expenses	17,779	15,568
Occupancy and related expenses	12,558	10,899
General and administrative expenses	16,191	13,937
Depreciation expense	11,768	8,966
Pre-opening costs	2,243	2,642
Impairment and loss on disposal of assets	2,088	351
TOTAL EXPENSES	143,957	127,447
OPERATING INCOME (LOSS)	(787)	5,162
Other income (loss), net	(93)	564
Interest expense	(112)	(72)
INCOME (LOSS) BEFORE INCOME TAXES	(992)	5,654
Income tax expense	87	2,047
NET INCOME (LOSS)	(1,079)	3,607
Less: net income (loss) attributable to non-controlling interests	(119)	1,061
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$(960)	$2,546
Earnings (loss) per share of Class A common stock:
Basic	$(0.03)	$0.09
Diluted	$(0.03)	$0.08
Weighted-average shares of Class A common stock outstanding:
Basic	34,444	29,563
Diluted	34,444	30,392
See accompanying Notes to Condensed Consolidated Financial Statements.

4 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Thirteen Weeks Ended
	March 25 2020	March 27 2019
Net income (loss)	$(1,079)	$3,607
Other comprehensive income, net of tax(1):
Change in foreign currency translation adjustment	1	—
Net change	1	—
OTHER COMPREHENSIVE INCOME	1	—
COMPREHENSIVE INCOME (LOSS)	(1,078)	3,607
Less: comprehensive income (loss) attributable to non-controlling interest	(119)	1,061
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$(959)	$2,546
(1) Net of tax expense of $0 for the thirteen weeks ended March 25, 2020 and March 27, 2019.
See accompanying Notes to Condensed Consolidated Financial Statements.

Shake Shack Inc. Form 10-Q | 5

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands, except share amounts)

For the Thirteen Weeks Ended March 25, 2020 and March 27, 2019
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 25, 2019	34,417,302	$35	3,145,197	$3	$244,410	$54,367	$2	$23,168	$321,985
Net loss						(960)		(119)	(1,079)
Other comprehensive income:
Net change in foreign currency translation adjustment							1		1
Equity-based compensation					1,313				1,313
Activity under stock compensation plans	77,903	—			424			(361)	63
Redemption of LLC Interests	28,195	—	(28,195)	—	195			(195)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					628				628
Distributions paid to non-controlling interest holders								(305)	(305)
BALANCE, MARCH 25, 2020	34,523,400	$35	3,117,002	$3	$246,970	$53,407	$3	$22,188	$322,606

BALANCE, DECEMBER 26, 2018	29,520,833	$30	7,557,347	$8	$195,633	$30,404	$—	$47,380	$273,455
Cumulative effect of accounting changes						4,136		1,059	5,195
Net income						2,546		1,061	3,607
Equity-based compensation					1,747				1,747
Activity under stock compensation plans	73,563	—			975			502	1,477
Redemption of LLC Interests	103,832	1	(103,832)	(1)	594			(594)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					366				366
Distributions paid to non-controlling interest holders								(109)	(109)
BALANCE, MARCH 27, 2019	29,698,228	$31	7,453,515	$7	$199,315	$37,086	$—	$49,299	$285,738

See accompanying Notes to Condensed Consolidated Financial Statements.

6 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Thirteen Weeks Ended
	March 25 2020	March 27 2019
OPERATING ACTIVITIES
Net income (loss) (including amounts attributable to non-controlling interests)	$(1,079)	$3,607
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation expense	11,768	8,966
Amortization of cloud computing asset	260	—
Non-cash operating lease cost	10,742	8,911
Equity-based compensation	1,300	1,692
Deferred income taxes	3,775	95
Non-cash interest expense	69	—
Gain on sale of marketable securities	(79)	—
Impairment and loss on disposal of assets	2,088	351
Unrealized (gain) loss on available-for-sale securities	356	(157)
Other non-cash expense	183	2
Changes in operating assets and liabilities:
Accounts receivable	3,150	5,976
Inventories	306	123
Prepaid expenses and other current assets	(439)	(474)
Other assets	(1,039)	(2,335)
Accounts payable	(4,449)	(61)
Accrued expenses	(6,330)	880
Accrued wages and related liabilities	(5,113)	(3,025)
Other current liabilities	273	963
Long-term operating lease liabilities	(8,755)	(8,324)
Other long-term liabilities	497	9
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,484	17,199
INVESTING ACTIVITIES
Purchases of property and equipment	(19,159)	(24,985)
Purchases of marketable securities	(192)	(389)
Sales of marketable securities	20,000	15,000
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	649	(10,374)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	50,000	—
Payments on principal of finance leases	(615)	(339)
Distributions paid to non-controlling interest holders	(305)	(109)
Payments under tax receivable agreement	(6,569)	(707)
Proceeds from stock option exercises	1,032	1,452
Employee withholding taxes related to net settled equity awards	(969)	25
NET CASH PROVIDED BY FINANCING ACTIVITIES	42,574	322
NET INCREASE IN CASH AND CASH EQUIVALENTS	50,707	7,147
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	37,099	24,750
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$87,806	$31,897
See accompanying Notes to Condensed Consolidated Financial Statements.

Shake Shack Inc. Form 10-Q | 7

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

8 | Shake Shack Inc. Form 10-Q

NOTE 1: NATURE OF OPERATIONS

Shake Shack Inc. ("we," "us," "our," "Shake Shack" and the "Company") was formed on September 23, 2014 as a Delaware corporation for the purpose of facilitating an initial public offering and other related transactions in order to carry on the business of SSE Holdings, LLC and its subsidiaries ("SSE Holdings"). We are the sole managing member of SSE Holdings and, as sole managing member, we operate and control all of the business and affairs of SSE Holdings. As a result, we consolidate the financial results of SSE Holdings and report a non-controlling interest representing the economic interest in SSE Holdings held by the other members of SSE Holdings. As of March 25, 2020 we owned 91.7% of SSE Holdings. Unless the context otherwise requires, "we," "us," "our," "Shake Shack," the "Company" and other similar references, refer to Shake Shack Inc. and, unless otherwise stated, all of its subsidiaries, including SSE Holdings.
We operate and license Shake Shack restaurants ("Shacks"), which serve hamburgers, hot dogs, chicken, crinkle-cut fries, shakes, frozen custard, beer, wine and more. As of March 25, 2020, there were 287 Shacks in operation, system-wide, of which 167 were domestic company-operated Shacks, 22 were domestic licensed Shacks and 98 were international licensed Shacks. As of March 25, 2020, 12 domestic company-operated Shacks and 37 licensed Shacks were temporarily closed due to COVID-19.
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Shake Shack Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and on a basis consistent in all material respects with the accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 25, 2019 ("2019 Form 10-K"). In our opinion, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of our financial position and results of operation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.
The accompanying Condensed Consolidated Balance Sheet as of December 25, 2019 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our 2019 Form 10-K.
SSE Holdings is considered a variable interest entity. Shake Shack Inc. is the primary beneficiary as we have the majority economic interest in SSE Holdings and, as the sole managing member, have decision making authority that significantly affects the economic performance of the entity, while the limited partners have no substantive kick-out or participating rights. As a result, we consolidate SSE Holdings. The assets and liabilities of SSE Holdings represent substantially all of our consolidated assets and liabilities with the exception of certain deferred taxes and liabilities under the Tax Receivable Agreement. As of March 25, 2020 and December 25, 2019, the net assets of SSE Holdings were $271,087 and $270,542, respectively. The assets of SSE Holdings are subject to certain restrictions in SSE Holdings' revolving credit agreement. See Note 8 for more information.
Fiscal Year
We operate on a 52/53 week fiscal year ending on the last Wednesday in December. Fiscal 2020 contains 53 weeks and ends on December 30, 2020. Fiscal 2019 contained 52 weeks and ended on December 25, 2019. Unless otherwise stated, references to years in this report relate to fiscal years.
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

Shake Shack Inc. Form 10-Q | 9

Recently Adopted Accounting Pronouncements
We adopted the Accounting Standards Updates (“ASUs”) summarized below in fiscal 2020.

Accounting Standards Update (“ASU”)	Description	Date Adopted
Measurement of Credit Losses on Financial Instruments (ASU 2016-13)
This standard replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.

The adoption of this standard did not have a material impact to our consolidated financial statements.
December 26, 2019

Recently Issued Accounting Pronouncements

Accounting Standards Update (“ASU”)	Description	Expected Impact	Effective Date
Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04)	This standard provides optional guidance for a limited time to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued.	We are currently evaluating the impact this standard will have on our consolidated financial statements.	Effective upon issuance (March 12, 2020) and generally can be applied through December 31, 2022.
Simplifying the Accounting for Income Taxes (ASU 2019-12)
This standard removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. It also adds guidance in certain areas, including the recognition of franchise taxes, recognition of deferred taxes for tax goodwill, allocation of taxes to members of a consolidated group, computation of annual effective tax rates related to enacted changes in tax laws, and minor improvements related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method.
		We are currently evaluating the impact this standard will have on our consolidated financial statements.	December 31, 2020 Early adoption is permitted.

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

10 | Shake Shack Inc. Form 10-Q

term. Generally, payment for the initial territory fee is received upon execution of the licensing agreement, and payment for the restaurant opening fees are received either in advance of or upon opening the related restaurant. These payments are initially deferred and recognized as revenue as the performance obligations are satisfied, which occurs over a long-term period.
Revenue from sales-based royalties is recognized as the related sales occur.
Revenue recognized during the thirteen weeks ended March 25, 2020 and March 27, 2019, disaggregated by type is as follows:

	Thirteen Weeks Ended
	March 25 2020	March 27 2019
Shack sales	$138,048	$128,569
Licensing revenue:
Sales-based royalties	4,944	3,904
Initial territory and opening fees	178	136
Total revenue	$143,170	$132,609

The aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of March 25, 2020 was $15,929. We expect to recognize this amount as revenue over a long-term period, as the license term for each Shack ranges from 5 to 20 years. This amount excludes any variable consideration related to sales-based royalties.
Contract Balances
Opening and closing balances of contract liabilities and receivables from contracts with customers is as follows:

	March 25 2020	December 26 2019
Shack sales receivables	$1,799	$4,265
Licensing receivables	4,079	4,510
Gift card liability	2,134	2,258
Deferred revenue, current	545	511
Deferred revenue, long-term	11,299	11,310

Revenue recognized during the thirteen weeks ended March 25, 2020 and March 27, 2019 that was included in their respective liability balances at the beginning of the period is as follows:

	Thirteen Weeks Ended
	March 25 2020	March 27 2019
Gift card liability	$300	$278
Deferred revenue	175	134

NOTE 4: FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis as of March 25, 2020 and December 25, 2019, and indicate the classification within the fair value hierarchy.

Shake Shack Inc. Form 10-Q | 11

Cash, Cash Equivalents and Marketable Securities
The following tables summarize our cash, cash equivalents and marketable securities by significant investment categories as of March 25, 2020 and December 25, 2019:

	March 25, 2020
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$87,806	$—	$—	$87,806	$87,806	$—
Level 1:
Money market funds	—	—	—	—	—	—
Mutual funds	16,707	—	(284)	16,423	—	16,423
Total	$104,513	$—	$(284)	$104,229	$87,806	$16,423

	December 25, 2019
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$32,094	$—	$—	$32,094	$32,094	$—
Level 1:
Money market funds	5,005	—	—	5,005	5,005	—
Mutual funds	36,436	72	—	36,508	—	36,508
Total	$73,535	$72	$—	$73,607	$37,099	$36,508

Net unrealized losses on equity securities totaling $356 were included on the Condensed Consolidated Statements of Income (Loss) during the thirteen weeks ended March 25, 2020. Net unrealized gains on equity securities totaling $157 were included on the Condensed Consolidated Statements of Income (Loss) during the thirteen weeks ended March 27, 2019.
A summary of other income from equity securities recognized during the thirteen weeks ended March 25, 2020 and March 27, 2019 is as follows:

	Thirteen Weeks Ended
	March 25 2020	March 27 2019
Equity securities:
Dividend income	$184	$392
Interest income	—	—
Realized gain (loss) on sale of investments	79	(14)
Unrealized gain (loss) on equity securities	(356)	157
Total	$(93)	$535

12 | Shake Shack Inc. Form 10-Q

A summary of equity securities sold and gross realized gains and losses recognized during the thirteen weeks ended March 25, 2020 and March 27, 2019 is as follows:

	Thirteen Weeks Ended
	March 25 2020	March 27 2019
Equity securities:
Gross proceeds from sales and redemptions	$20,000	$15,000
Cost basis of sales and redemptions	19,921	15,014
Gross realized gains included in net income (loss)	79	—
Gross realized losses included in net income (loss)	—	(14)

Realized gains and losses are determined on a specific identification method and are included in other income, net on the Condensed Consolidated Statements of Income (Loss). As of March 25, 2020 and December 25, 2019, the decline in the market value of our marketable securities investment portfolio was considered to be temporary in nature.
Other Financial Instruments
The carrying value of our other financial instruments, including accounts receivable, accounts payable, and accrued expenses as of March 25, 2020 and December 25, 2019 approximated their fair value due to the short-term nature of these financial instruments.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets and liabilities that are measured at fair value on a non-recurring basis include our long-lived assets, operating lease right-of-use assets and indefinite-lived intangible assets. During the thirteen weeks ended March 25, 2020, we recognized an impairment charge of $1,132 at one location. Of the total impairment charge, $736 was attributed to property and equipment held and used, $383 was attributed to operating lease right-of-use assets, and $13 was attributed to finance lease right-of-use assets. The asset impairment charge is included in impairment and loss on disposal of assets on the Condensed Consolidated Statement of Income (Loss). The fair values of assets were determined using an income-based approach and are classified as Level 3 within the fair value hierarchy. Significant inputs include projections of future cash flows, discount rates, Shack sales and profitability. There were no impairment charges recorded during the thirteen weeks ended March 27, 2019.

Shake Shack Inc. Form 10-Q | 13

NOTE 5: INVENTORIES

Inventories are stated at the lower of cost or net realizable value with cost determined on a first-in, first-out basis. As of March 25, 2020, we recorded $130 in inventory reserve for inventories that were deemed to be obsolete or slow moving. As of December 25, 2019, no adjustment was deemed necessary to reduce inventory to net realizable value due to the rapid turnover and high utilization of inventory. Inventories as of March 25, 2020 and December 25, 2019 consisted of the following:

	March 25 2020	December 25 2019
Food	$1,323	$1,738
Wine	97	107
Beer	119	114
Beverages	247	233
Retail merchandise	23	29
Paper goods	366	—
Inventories before inventory reserve	2,175	2,221
Less: inventory reserve	130	—
Inventories, net	$2,045	$2,221

NOTE 6: PROPERTY AND EQUIPMENT

Property and equipment as of March 25, 2020 and December 25, 2019 consisted of the following:

	March 25 2020	December 25 2019
Leasehold improvements	$312,524	$302,204
Equipment	56,482	54,404
Furniture and fixtures	18,497	18,082
Computer equipment and software	25,091	24,226
Financing equipment lease assets	8,079	7,442
Construction in progress	39,469	30,290
Property and equipment, gross	460,142	436,648
Less: accumulated depreciation	131,103	121,786
Property and equipment, net	$329,039	$314,862

14 | Shake Shack Inc. Form 10-Q

NOTE 7: SUPPLEMENTAL BALANCE SHEET INFORMATION

The components of other current liabilities as of March 25, 2020 and December 25, 2019 are as follows:

	March 25 2020	December 25 2019
Sales tax payable	$3,814	$4,086
Current portion of liabilities under tax receivable agreement	1,207	7,777
Gift card liability	2,134	2,258
Current portion of financing equipment lease liabilities	1,876	1,873
Other	4,704	3,505
Other current liabilities	$13,735	$19,499

The components of other long-term liabilities as of March 25, 2020 and December 25, 2019 are as follows:

	March 25 2020	December 25 2019
Deferred licensing revenue	$11,299	$11,310
Long-term portion of financing equipment lease liabilities	3,772	3,643
Other	353	375
Other long-term liabilities	$15,424	$15,328

NOTE 8: DEBT

In August 2019, we terminated our previous revolving credit facility and entered into a new revolving credit facility agreement ("Revolving Credit Facility"), which permits borrowings up to $50,000, of which the entire amount is available immediately, with the ability to increase available borrowings up to an additional $100,000, to be made available subject to satisfaction of certain conditions. The Revolving Credit Facility will mature and all amounts outstanding will be due and payable in August 2024. The Revolving Credit Facility also permits the issuance of letters of credit upon our request of up to $15,000. Borrowings under the Revolving Credit Facility will bear interest at either: (i) LIBOR plus a percentage ranging from 1.0% to 1.5% or (ii) the base rate plus a percentage ranging from 0.0% to 0.5%, in each case depending on our net lease adjusted leverage ratio. To the extent the LIBOR reference rate is no longer available, the administrative agent, in consultation with us, will determine a replacement rate which will be generally in accordance with similar transactions in which it serves as administrative agent.
The obligations under the Revolving Credit Facility are secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' direct and indirect subsidiaries (with certain exceptions).
The Revolving Credit Facility requires us to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios. In addition, the Revolving Credit Facility contains other customary affirmative and negative covenants, including those which (subject to certain exceptions and dollar thresholds) limit our ability to incur debt; incur liens; make investments; engage in mergers, consolidations, liquidations or acquisitions; dispose of assets; make distributions on or repurchase equity securities; engage in transactions with affiliates; and prohibits us, with certain exceptions, from engaging in any line of business not related to our current line of business. As of March 25, 2020, we were in compliance with all covenants.
In March 2020, we drew down the full $50,000 available under the Revolving Credit Facility to enhance liquidity and financial flexibility given the uncertain market conditions created by the COVID-19 pandemic. As of March 25, 2020, total amounts outstanding under our Revolving Credit Facility were $50,000, which was classified as long-term debt on the Condensed Consolidated Balance Sheet.

Shake Shack Inc. Form 10-Q | 15

In May 2020, we entered into a first amendment to the Revolving Credit Facility ("First Amendment"), which, among other things, provides for modified financial covenant compliance requirements for a period of time. The First Amendment requires us to maintain minimum liquidity of $25,000 through July 1, 2021 and outstanding borrowings during the applicable period covered by the First Amendment bear interest at either: (i) LIBOR plus a percentage ranging from 1.0% to 2.5% or (ii) the base rate plus a percentage ranging from 0.0% to 1.50%, in each case depending on our net lease adjusted leverage ratio.
Total interest costs incurred were $112 and $72 for the thirteen weeks ended March 25, 2020 and March 27, 2019, respectively. No amounts were capitalized into property and equipment for the thirteen weeks ended March 25, 2020 and March 27, 2019, respectively.
NOTE 9: LEASES

Nature of Leases
We lease all of our domestic company-operated Shacks, our Home Office and certain equipment under various non-cancelable lease agreements that expire on various dates through 2035. We evaluate contracts entered into to determine whether the contract involves the use of property or equipment, which is either explicitly or implicitly identified in the contract. We evaluate whether we control the use of the asset, which is determined by assessing whether we obtain substantially all economic benefits from the use of the asset, and whether we have the right to direct the use of the asset. If these criteria are met and we have identified a lease, we account for the contract under the requirements of Accounting Standards Codification Topic 842 ("ASC 842").
Upon the possession of a leased asset, we determine its classification as an operating or finance lease. Our real estate leases are classified as operating leases and most of our equipment leases are classified as finance leases. Generally, our real estate leases have initial terms ranging from 10 to 15 years and typically include two five-year renewal options. Renewal options are generally not recognized as part of the right-of-use assets and lease liabilities as it is not reasonably certain at commencement date that we would exercise the options to extend the lease. Our real estate leases typically provide for fixed minimum rent payments and/or contingent rent payments based upon sales in excess of specified thresholds. When the achievement of such sales thresholds is deemed to be probable, contingent rent is accrued in proportion to the sales recognized during the period. For operating leases that include rent holidays and rent escalation clauses, we recognize lease expense on a straight-line basis over the lease term from the date we take possession of the leased property. Lease expense incurred before a Shack opens is recorded in pre-opening costs. Once a domestic company-operated Shack opens, we record the straight-line lease expense and any contingent rent, if applicable, in occupancy and related expenses on the Condensed Consolidated Statements of Income (Loss). Many of our leases also require us to pay real estate taxes, common area maintenance costs and other occupancy costs which are included in occupancy and related expenses on the Condensed Consolidated Statements of Income (Loss).
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

16 | Shake Shack Inc. Form 10-Q

A summary of finance and operating lease right-of-use assets and liabilities as of March 25, 2020 and December 25, 2019 is as follows:

	Classification	March 25 2020	December 25 2019
Finance leases	Property and equipment, net	$5,546	$5,444
Operating leases	Operating lease assets	302,216	274,426
Total right-of-use assets		$307,762	$279,870

Finance leases:
	Other current liabilities	1,876	1,873
	Other long-term liabilities	3,772	3,643
Operating leases:
	Operating lease liabilities, current	43,197	30,002
	Long-term operating lease liabilities	322,191	304,914
Total lease liabilities		$371,036	$340,432
The components of lease expense for the thirteen weeks ended March 25, 2020 and March 27, 2019 was as follows:

		Thirteen Weeks Ended
	Classification	March 25 2020	March 27 2019
Finance lease cost:
Amortization of right-of-use assets	Depreciation expense	$577	$334
Interest on lease liabilities	Interest expense	55	41
Operating lease cost	Occupancy and related expenses General and administrative expenses Pre-opening costs	10,742	8,910
Short-term lease cost	Occupancy and related expenses	124	17
Variable lease cost	Occupancy and related expenses General and administrative expenses Pre-opening costs	3,730	3,462
Total lease cost		$15,228	$12,764

Shake Shack Inc. Form 10-Q | 17

As of March 25, 2020, future minimum lease payments for finance and operating leases consisted of the following:

	Finance Leases	Operating Leases
2020	$1,610	$30,448
2021	1,661	47,877
2022	1,180	52,029
2023	800	52,176
2024	489	50,893
Thereafter	337	257,135
Total minimum payments	6,077	490,557
Less: imputed interest	429	125,169
Total lease liabilities	$5,648	$365,388

As of March 25, 2020 we had additional operating lease commitments of $55,222 for non-cancelable leases without a possession date, which will begin to commence in 2020. These lease commitments are consistent with the leases that we have executed thus far and include a number of real estate leases where we are involved in the construction and design.
A summary of lease terms and discount rates for finance and operating leases as of March 25, 2020 and December 25, 2019 is as follows:

	March 25 2020	December 25 2019
Weighted-average remaining lease term (years):
Finance leases	5.2	5.1
Operating leases	10.1	10.1
Weighted-average discount rate:
Finance leases	3.6%	3.7%
Operating leases	4.2%	5.4%
Supplemental cash flow information related to leases as of March 25, 2020 and March 27, 2019 is as follows:

	March 25 2020	March 27 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$55	$41
Operating cash flows from operating leases	11,329	8,324
Financing cash flows from finance leases	559	339
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	716	230
Operating leases	28,035	14,789

NOTE 10: NON-CONTROLLING INTERESTS

We are the sole managing member of SSE Holdings and, as a result, consolidate the financial results of SSE Holdings. We report a non-controlling interest representing the economic interest in SSE Holdings held by the other members of SSE Holdings. The

Shake Shack Inc. Form 10-Q | 18

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
The following table summarizes the ownership interest in SSE Holdings as of March 25, 2020 and December 25, 2019.

	March 25, 2020		December 25, 2019
	LLC Interests	Ownership%	LLC Interests	Ownership %
Number of LLC Interests held by Shake Shack Inc.	34,523,400	91.7%	34,417,302	91.6%
Number of LLC Interests held by non-controlling interest holders	3,117,002	8.3%	3,145,197	8.4%
Total LLC Interests outstanding	37,640,402	100.0%	37,562,499	100.0%

The weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to Shake Shack Inc. and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for the thirteen weeks ended March 25, 2020 was 8.4%. The non-controlling interest holders' weighted average ownership percentage for the thirteen weeks ended March 27, 2019 was 20.3%.
The following table summarizes the effects of changes in ownership of SSE Holdings on our equity during the thirteen weeks ended March 25, 2020 and March 27, 2019.

	Thirteen Weeks Ended
	March 25 2020	March 27 2019
Net income (loss) attributable to Shake Shack Inc.	$(960)	$2,546
Transfers (to) from non-controlling interests:
Increase in additional paid-in capital as a result of the redemption of LLC Interests	195	594
Increase in additional paid-in capital as a result of activity under stock compensation plans and the related income tax effect	424	975
Total effect of changes in ownership interest on equity attributable to Shake Shack Inc.	$(341)	$4,115

The following table summarizes redemptions of LLC Interests activity during the thirteen weeks ended March 25, 2020 and March 27, 2019.

	Thirteen Weeks Ended
	March 25 2020	March 27 2019
Redemption and acquisition of LLC Interests
Number of LLC Interests redeemed by non-controlling interest holders	28,195	103,832
Number of LLC Interests received by Shake Shack Inc.	28,195	103,832
Issuance of Class A common stock
Shares of Class A common stock issued in connection with redemptions of LLC Interests	28,195	103,832
Cancellation of Class B common stock
Shares of Class B common stock surrendered and canceled	28,195	103,832

During the thirteen weeks ended March 25, 2020 and March 27, 2019, we received an aggregate of 77,903 and 73,563 LLC Interests, respectively, in connection with the activity under our stock compensation plan.

Shake Shack Inc. Form 10-Q | 19

NOTE 11: EQUITY-BASED COMPENSATION

A summary of equity-based compensation expense recognized during the thirteen weeks ended March 25, 2020 and March 27, 2019 is as follows:

	Thirteen Weeks Ended
	March 25 2020	March 27 2019
Stock options	$261	$682
Performance stock units	413	712
Restricted stock units	626	298
Equity-based compensation expense	$1,300	$1,692

Total income tax benefit recognized related to equity-based compensation	$36	$42

Equity-based compensation expense is included in general and administrative expenses and labor and related expenses on the Condensed Consolidated Statements of Income (Loss) during the thirteen weeks ended March 25, 2020 and March 27, 2019 as follows:

	Thirteen Weeks Ended
	March 25 2020	March 27 2019
General and administrative expenses	$1,214	$1,642
Labor and related expenses	86	50
Equity-based compensation expense	$1,300	$1,692

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

20 | Shake Shack Inc. Form 10-Q

Income Tax Expense
A reconciliation of income tax expense computed at the U.S. federal statutory income tax rate to the recognized income tax expense is as follows:

	Thirteen Weeks Ended
	March 25 2020		March 27 2019
Expected U.S. federal income taxes at statutory rate	$(208)	21.0%	$1,188	21.0%
State and local income taxes, net of federal benefit	(125)	12.6%	418	7.4%
Foreign withholding taxes	534	(53.8)%	342	6.0%
Tax credits and adjustments to forecasted rate	(34)	3.4%	(376)	(6.6)%
Return to provision adjustment	—	—%	—	—%
Non-controlling interest	(80)	8.0%	(323)	(5.7)%
Tax effect of change in basis related to the adoption of ASC 842	—	—%	1,161	20.5%
Change in valuation allowance	—	—%	(365)	(6.5)%
Other	—	—%	2	0.1%
Income tax expense	$87	(8.8)%	$2,047	36.2%

Our effective income tax rates for the thirteen weeks ended March 25, 2020 and March 27, 2019 were (8.8)% and 36.2%, respectively. The decrease was primarily driven by lower pre-tax book income resulting in a loss, as well as higher foreign withholding taxes which more than offset the benefit from the pre-tax book loss during the quarter. Additionally, an increase in our ownership interest in SSE Holdings increases our share of the taxable income (loss) of SSE Holdings. Our weighted-average ownership interest in SSE Holdings was 91.6% and 79.7% for the thirteen weeks ended March 25, 2020 and March 27, 2019, respectively.
Deferred Tax Assets and Liabilities
During the thirteen weeks ended March 25, 2020, we acquired an aggregate of 106,098 LLC Interests in connection with the redemption of LLC Interests, and activity relating to our stock compensation plan. We recognized a deferred tax asset in the amount of $851 associated with the basis difference in our investment in SSE Holdings upon acquisition of these LLC Interests. As of March 25, 2020, the total deferred tax asset related to the basis difference in our investment in SSE Holdings was $178,207.
During the thirteen weeks ended March 25, 2020, we also recognized $87 of deferred tax assets related to additional tax basis increases generated from expected future payments under the Tax Receivable Agreement and related deductions for imputed interest on such payments. See "—Tax Receivable Agreement" for more information.
We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of March 25, 2020, we concluded, based on the weight of all available positive and negative evidence, that all of our deferred tax assets (except for those deferred tax assets relating to New York City UBT credits) are more likely than not to be realized. As such, no additional valuation allowance was recognized.
Uncertain Tax Positions
No uncertain tax positions existed as of March 25, 2020. Shake Shack Inc. was formed in September 2014 and did not engage in any operations prior to our initial public offering in February of 2015 and related organizational transactions. Shake Shack Inc. first filed tax returns for tax year 2014, which is the first tax year subject to examination by taxing authorities for U.S. federal and state income tax purposes. Additionally, although SSE Holdings is treated as a partnership for U.S. federal and state income taxes purposes, it is still required to file an annual U.S. Return of Partnership Income, which is subject to examination by the Internal Revenue Service ("IRS"). The statute of limitations has expired for tax years through 2015 for SSE Holdings.
Tax Receivable Agreement
Pursuant to our election under Section 754 of the Internal Revenue Code (the "Code"), we expect to obtain an increase in our share of the tax basis in the net assets of SSE Holdings when LLC Interests are redeemed or exchanged by the other members of SSE

Shake Shack Inc. Form 10-Q | 21

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
During the thirteen weeks ended March 25, 2020, we acquired an aggregate of 28,195 LLC Interests in connection with the redemption of LLC Interests, which resulted in an increase in the tax basis of our investment in SSE Holdings subject to the provisions of the Tax Receivable Agreement. We recognized an additional liability in the amount of $310 for the TRA Payments due to the redeeming members, representing 85% of the aggregate tax benefits we expect to realize from the tax basis increases related to the redemption of LLC Interests, after concluding it was probable that such TRA Payments would be paid based on our estimates of future taxable income. During the thirteen weeks ended March 25, 2020 and March 27, 2019, payments of $6,569 and $707, inclusive of interest, were made to the parties to the Tax Receivable Agreement, respectively. As of March 25, 2020, the total amount of TRA Payments due under the Tax Receivable Agreement, was $228,166, of which $1,207 was included in other current liabilities on the Condensed Consolidated Balance Sheet. See Note 15 for more information relating to our liabilities under the Tax Receivable Agreement.
NOTE 13: EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share of Class A common stock is computed by dividing net income (loss) attributable to Shake Shack Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings (loss) per share of Class A common stock is computed by dividing net income (loss) attributable to Shake Shack Inc. by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.

22 | Shake Shack Inc. Form 10-Q

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A common stock for the thirteen weeks ended March 25, 2020 and March 27, 2019.

	Thirteen Weeks Ended
	March 25 2020	March 27 2019
Numerator:
Net income (loss)	$(1,079)	$3,607
Less: net income (loss) attributable to non-controlling interests	(119)	1,061
Net income (loss) attributable to Shake Shack Inc.	$(960)	$2,546
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	34,444	29,563
Effect of dilutive securities:
Stock options	—	731
Performance stock units	—	76
Restricted stock units	—	22
Weighted-average shares of Class A common stock outstanding—diluted	34,444	30,392

Earnings (loss) per share of Class A common stock—basic	$(0.03)	$0.09
Earnings (loss) per share of Class A common stock—diluted	$(0.03)	$0.08

Shares of our Class B common stock do not share in the earnings or losses of Shake Shack and are therefore not participating securities. As such, separate presentation of basic and diluted earnings (loss) per share of Class B common stock under the two-class method has not been presented.
The following table presents potentially dilutive securities, as of the end of the period, excluded from the computations of diluted earnings (loss) per share of Class A common stock for the thirteen weeks ended March 25, 2020 and March 27, 2019.

	Thirteen Weeks Ended
	March 25 2020		March 27 2019
Stock options	847,207	(1)	3,785	(2)
Performance stock units	179,253	(1)	69,772	(3)
Restricted stock units	264,431	(1)	—
Shares of Class B common stock	3,117,002	(4)	7,453,515	(4)

(1)
Represents number of instruments outstanding at the end of the period that were excluded from the computation of diluted earnings per share of Class A common stock because the effect would have been anti-dilutive.

(2)
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
(4) Shares of our Class B common stock outstanding as of the end of the period are considered potentially dilutive shares of Class A common stock. Amounts have been excluded from the computations of diluted earnings per share of Class A common stock because the effect would have been anti-dilutive under the if-converted and two-class methods.

Shake Shack Inc. Form 10-Q | 23

NOTE 14: SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information for the thirteen weeks ended March 25, 2020 and March 27, 2019:

	Thirteen Weeks Ended
	March 25 2020	March 27 2019
Cash paid for:
Income taxes, net of refunds	$801	$617
Interest, net of amounts capitalized	61	72
Non-cash investing activities:
Accrued purchases of property and equipment	13,715	15,763
Capitalized equity-based compensation	13	27
Class A common stock issued in connection with the redemption of LLC Interests	—	1
Cancellation of Class B common stock in connection with the redemption of LLC Interests	—	(1)
Establishment of liabilities under tax receivable agreement	310	1,636

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
As security under the terms of one of our leases, we are obligated under a letter of credit totaling $130 as of March 25, 2020, which expires in February 2026. Additionally, in September 2017, we entered into a letter of credit in conjunction with our new Home Office lease in the amount of $603, which expires in August 2020 and renews automatically for one-year periods through January 31, 2034.
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
Legal Contingencies
In February 2018, a claim was filed against Shake Shack in California state court alleging certain violations of the California Labor Code.  At a mediation between the parties, we agreed to settle the matter with the plaintiff and all other California employees who elect to participate in the settlement for $1,200.  As of March 25, 2020, an accrual in the amount of $1,200 was recorded for this matter and related expenses.
We are subject to various legal proceedings, claims and liabilities, such as employment-related claims and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance. As of March 25, 2020, the amount of the ultimate liability with respect to these matters was not material.

24 | Shake Shack Inc. Form 10-Q

Liabilities under Tax Receivable Agreement
As described in Note 12, we are a party to the Tax Receivable Agreement under which we are contractually committed to pay certain of the members of SSE Holdings 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of certain transactions. We are not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated with the transactions that gave rise to the payments are realized. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. During the thirteen weeks ended March 25, 2020 and March 27, 2019, we recognized liabilities totaling $310 and $1,636, respectively, relating to our obligations under the Tax Receivable Agreement, after concluding that it was probable that we would have sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. As of March 25, 2020 and December 25, 2019, our total obligations under the Tax Receivable Agreement were $228,166 and $234,426, respectively. There were no transactions subject to the Tax Receivable Agreement for which we did not recognize the related liability, as we concluded that we would have sufficient future taxable income to utilize all of the related tax benefits.
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

		Thirteen Weeks Ended
	Classification	March 25 2020	March 27 2019
Amounts received from HYC	Licensing revenue	$22	$66

	Classification	March 25 2020	December 25 2019
Amounts due from HYC	Accounts Receivable	$27	$47

Shake Shack Inc. Form 10-Q | 25

Madison Square Park Conservancy
The Chairman of our Board of Directors serves as a director of the Madison Square Park Conservancy ("MSP Conservancy"), with which we have a license agreement and pay license fees to operate our Madison Square Park Shack.

		Thirteen Weeks Ended
	Classification	March 25 2020	March 27 2019
Amounts paid to MSP Conservancy	Occupancy and related expenses	$219	$278

	Classification	March 25 2020	December 25 2019
Amounts due to MSP Conservancy	Accrued expenses	$—	$53
Olo, Inc.
The Chairman of our Board of Directors serves as a director of Olo, Inc. (formerly known as "Mobo Systems, Inc."), a platform we use in connection with our mobile ordering application. No amounts were due to Olo as of March 25, 2020 and December 25, 2019, respectively.

		Thirteen Weeks Ended
	Classification	March 25 2020	March 27 2019
Amounts paid to Olo	Other operating expenses	$52	$38
Square, Inc.
Our Chief Executive Officer is a member of the Board of Directors of Square, Inc. ("Square"). We currently use certain point-of-sale applications, payment processing services, hardware and other enterprise platform services in connection with the processing of a limited amount of sales at certain of our locations, sales for certain off-site events and in connection with our kiosk technology. No amounts were due to Square as of March 25, 2020 and December 25, 2019, respectively.

		Thirteen Weeks Ended
	Classification	March 25 2020	March 27 2019
Amounts paid to Square	Other operating expenses	$571	$266
Tax Receivable Agreement
As described in Note 12, we entered into a tax receivable agreement with certain members of SSE Holdings that provides for the payment by us of 85% of the amount of tax benefits, if any, that Shake Shack actually realizes or in some cases is deemed to realize as a result of certain transactions.

		Thirteen Weeks Ended
	Classification	March 25 2020	March 27 2019
Amounts paid to members (inclusive of interest)	Other current liabilities	$6,569	$707

	Classification	March 25 2020	December 25 2019
Amounts due under the Tax Receivable Agreement	Other current liabilities Liabilities under tax receivable agreement, net of current portion	$228,166	$234,426

Shake Shack Inc. Form 10-Q | 26

Distributions to Members of SSE Holdings
Under the terms of the SSE Holdings LLC Agreement, SSE Holdings is obligated to make tax distributions to its members. No tax distributions were payable to non-controlling interest holders as of March 25, 2020 and December 25, 2019, respectively.

		Thirteen Weeks Ended
	Classification	March 25 2020	March 27 2019
Amounts paid to non-controlling interest holders	Net income attributable to non-controlling interests	$305	$109

NOTE 17: SUBSEQUENT EVENTS

COVID-19 Pandemic
A novel strain of coronavirus (“COVID-19”) was first identified in Wuhan, China in December 2019 and subsequently declared a pandemic by the World Health Organization on March 11, 2020. In response to the pandemic, many states and localities in which we operate have issued stay-at-home orders and other social distancing measures. Effective March 16, 2020, we closed all dining rooms and temporarily shifted to a "to-go" only operating model in all of our domestic company-operated Shacks. As mandated shutdowns and stay-at-home orders went into effect across the country, we experienced an immediate and drastic reduction in sales levels compared to the prior year. As of April 29, 2020, 17 domestic company-operated Shacks were temporarily closed and the majority of Shacks were operating with reduced hours and in a limited capacity. As of April 29, 2020, 61 of our 120 licensed Shacks were temporarily closed, including all Shacks within Japan and domestic stadium venues. U.S. airport locations have also either fully closed or significantly slowed as air travel has diminished to a near standstill. As we start to plan for dining rooms to re-open domestically, albeit in a restricted and modified capacity, we will work closely with local authorities, Centers for Disease Control ("CDC") guidelines and our landlords during the process, and will clearly follow any and all social distancing and other safety restrictions and recommendations.

In response to the uncertain market conditions created by the COVID-19 pandemic, we entered into the following transactions to enhance our liquidity position.

On April 17, 2020, we announced an “at-the-market” equity offering program (the “ATM Program”), under which we may offer and sell shares of our Class A common stock having an aggregate price of up to $75,000 from time to time. On April 21, 2020, we completed the sale of 233,467 shares of our Class A common stock pursuant to the ATM Program and received $9,794 of proceeds, net of commissions. The proceeds were used to purchase newly-issued LLC Interests.

On April 21, 2020, we completed an underwritten offering of 3,416,070 shares of our Class A common stock, resulting in $135,857 of proceeds, net of underwriting discounts and commissions. The proceeds were used to purchase newly-issued LLC Interests.

In May 2020, we entered into a First Amendment to the Revolving Credit Facility, which, among other things, provides for modified financial covenant compliance requirements for a period of time. The First Amendment requires us to maintain minimum liquidity of $25,000 through July 1, 2021 and outstanding borrowings during the applicable period covered by the First Amendment bear interest at either: (i) LIBOR plus a percentage ranging from 1.0% to 2.5% or (ii) the base rate plus a percentage ranging from 0.0% to 1.5%, in each case depending on our net lease adjusted leverage ratio.
Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)
On March 27, 2020, Congress enacted the CARES Act to provide certain relief as a result of the COVID-19 pandemic. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits.

Shake Shack Inc. Form 10-Q | 27

We are currently evaluating the impact on our financial statements and have not yet quantified what material impacts to the financial statements, if any, that may result from the CARES Act.

On April 10, 2020, we entered into a $10,000 note payable with J.P. Morgan pursuant to the Paycheck Protection Program (“PPP Loan”) under the CARES Act. On April 27, 2020, we returned the entire outstanding balance of $10,005, inclusive of interest.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
This section and other parts of this Quarterly Report on Form 10-Q ("Form 10-Q") contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), which are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact, such as our expected financial outlook for fiscal 2020, our expected operating performance for fiscal 2020, expected Shack construction and openings, expected same-Shack sales growth and trends in our business, including statements relating to the effects of COVID-19 and our mitigation efforts. Forward-looking statements can also be identified by words such as "aim," "anticipate," "believe," "estimate," "expect," "forecast," "future," "intend," "outlook," "plan," "potential," "predict," "project," "seek," "may," "can," "will," "would," "could," "should," the negatives thereof and other similar expressions. Forward-looking statements are not guarantees of future performance and actual results may differ significantly from the results discussed in the forward-looking statements. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 25, 2019 ("2019 Form 10-K") and Part II, Item 1A of this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with our 2019 Form 10-K and the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years and the associated quarters, months and periods of those fiscal years. We undertake no obligation to revise or update any forward-looking statements for any reason, except as required by law.
OVERVIEW

Shake Shack is a modern day "roadside" burger stand serving a classic American menu of premium burgers, chicken sandwiches, hot dogs, crinkle cut fries, shakes, frozen custard, beer and wine. As of March 25, 2020, there were 287 Shacks in operation system-wide, of which 167 were domestic company-operated Shacks, 22 were domestic licensed Shacks and 98 were international licensed Shacks.
COVID-19 Pandemic
A novel strain of coronavirus (“COVID-19”) was first identified in Wuhan, China in December 2019 and subsequently declared a pandemic by the World Health Organization on March 11, 2020. In response to the pandemic, many states and localities in which we operate have issued stay-at-home orders and other social distancing measures. Effective March 16, 2020, we closed all dining rooms and temporarily shifted to a "to-go" only operating model in all of our domestic company-operated Shacks. As mandated shutdowns and stay-at-home orders went into effect across the country, we experienced an immediate and drastic reduction in sales levels compared to the prior year. As of April 29, 2020, 17 domestic company-operated Shacks were temporarily closed and the majority of Shacks were operating with reduced hours and in a limited capacity. As of April 29, 2020, 61 of our 120 licensed Shacks were temporarily closed, including all Shacks within Japan and domestic stadium venues. U.S. airport locations have also either fully closed or significantly slowed as air travel has diminished to a near standstill.

In response to the uncertainty of the circumstances described above, we continue to implement plans to adapt to changing circumstances arising from this pandemic. We have increased Shack cleaning, sanitizing and handwashing protocols, as well as providing masks, gloves, hand sanitizers and other protective equipment necessary to ensure the safety of our employees and guests. We are continuously monitoring the performance of our domestic company-operated Shacks to ensure the locations are

Shake Shack Inc. Form 10-Q | 28

sustainable during the pandemic. We are adapting to changes in food ordering by pivoting to modified drive-through, curbside pickup and digital ordering for take-out. To increase delivery availability, we have also entered into an integrated delivery partnership with Uber Eats and expanded our existing integrated delivery partnerships with Postmates, DoorDash and Caviar, while moving to a non-exclusive arrangement with Grubhub. We have also increased marketing on our social, mobile application and web channels, as well as increased promotional activity on certain delivery platforms. Additionally, we have partnered with Goldbelly to offer cook-at-home Shackburger meal kits available through nationwide shipping.

We have also enhanced our liquidity position through several actions. In March 2020, we drew down the full $50.0 million available to us under our Revolving Credit Facility. In April 2020, we raised an aggregate of $145.7 million of proceeds, net of underwriting discounts and commissions, from the sale of 3,649,537 shares of our Class A common stock in the combination of an underwritten offering and sales of shares through an “at-the-market” equity offering program. See “—Liquidity and Capital Resources” for more information. We used the proceeds from the sale of equity securities to purchase newly-issued LLC Interests and intend to cause SSE Holdings to use the net proceeds to strengthen our balance sheet, which would include use for general corporate purposes, and to further enhance our ability to resume execution of our long-term strategic growth plan.
To further improve our liquidity, we have also taken the following measures to reduce costs: (i) suspended all non-essential capital expenditures, including the suspension of all capital expenditures for design and construction of future Shacks; (ii) implemented salary reductions across all executives and Home Office employees; furloughed or laid off approximately 20% of Home Office personnel; (iii) deferred cash compensation for our Board of Directors; and (iv) undertook significant reductions in staffing and operating expenses across all Shacks. Additionally, we are undertaking conversations with landlords to discuss potential deferral or abatement of rent payments.
Despite the challenges, some positive signs have begun to emerge. Since the low point during the last week of the quarter, we have experienced steady increases in domestic sales driven by growth in our own digital channels and the expansion of our integrated delivery partnerships. Our licensed business is also starting to experience small signs of recovery with dining rooms re-opening in Korea, Hong Kong and mainland China in a limited capacity. However, there can be no assurance as to the time required to fully recover operations and sales to pre-pandemic levels. As we start to plan for dining rooms to re-open domestically, albeit in a restricted and modified capacity, we will work closely with local authorities, CDC guidelines and our landlords during the process, and will clearly follow any and all social distancing and other safety restrictions and recommendations.
As we move through this transition and sales ramp up, we expect to incur some labor inefficiencies as we adjust to new protocols and operating models with a goal to remain efficient as possible while still offering safe and high quality service to our communities. We will also incur additional costs and investments in supplies necessary to keep our teams and guests safe, such as face coverings, gloves and additional secure packaging for all orders, directional signage and cleaning supplies, which are all expected to be ongoing for a period of time. Given the dynamic and unpredictable nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. We will continue to monitor the rapidly evolving situation and guidance from international and domestic authorities.
Current Trends
Domestic company-operated Shacks experienced steady sales increases over the last few weeks. The following table presents information about our current trends in the second quarter of 2020.

	Week Ended
(dollar amounts in thousands)	March 11	March 18	March 25	April 1	April 8	April 15	April 22	April 29
Average weekly sales*	$70	$46	$24	$24	$27	$34	$45	$49

Total year-over-year sales growth (decline)	14%	(32)%	(67)%	(66)%	(62)%	(57)%	(41)%	(34)%
Same-Shack sales %	(10)%	(46)%	(73)%	(72)%	(69)%	(64)%	(50)%	(45)%
*Average weekly sales is calculated by dividing total Shack sales by the number of operating weeks for all Shacks in operation during the period. For Shacks that are not open for the entire period, fractional adjustments are made to the number of operating weeks open such that it corresponds to the period of associated sales.
As of April 29, 2020, we had $246.8 million in cash and marketable securities on hand, excluding deposits in transit, foreign currency and other reconciling items.

Shake Shack Inc. Form 10-Q | 29

CARES Act
On March 27, 2020, Congress enacted the CARES Act to provide certain relief as a result of the COVID-19 pandemic. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. This legislation was enacted before the date of filing this Form 10-Q and the effective date is subsequent to March 25, 2020. We are currently evaluating the impact on our financial statements and have not yet quantified what material impacts to the financial statements, if any, that may result from the CARES Act. We anticipate that we may benefit from the technical correction for qualified leasehold improvements, which changes 39-year property to 15-year property, may be eligible for 100% tax bonus depreciation, and potentially may benefit from other provisions within the CARES Act.
On April 10, 2020, we entered into a $10.0 million note payable with J.P. Morgan pursuant to the PPP Loan under the CARES Act. On April 27, 2020, we returned the entire outstanding balance of $10.0 million, inclusive of interest.
Development Highlights
During the quarter, we opened four domestic company-operated Shacks, deepening our roots in New York, and further expanding in Phoenix, Dallas-Fort Worth, and San Francisco. Additionally, we opened nine new international licensed Shacks, which included our second Shack in Singapore and our third Shack in Mexico City. During the quarter, we closed one international licensed Shack in Japan.
In response to COVID-19, the majority of new design and construction of future Shacks has been temporarily suspended and openings have been put on pause. There are eight Shacks that were near completion in mid-March, that we intend to complete and open as soon as possible.
Financial Highlights for the First Quarter 2020 compared to the First Quarter 2019:
Total revenue increased 8.0% to $143.2 million.

▪	Shack sales increased 7.4% to $138.0 million.

▪	Same-Shack sales decreased 12.8%, with approximately 2% decrease in fiscal February year-to-date, and approximately 29% decrease in fiscal March.

▪	Licensed revenue increased 26.8% to $5.1 million.

▪	Shack system-wide sales increased 13.5% to $221.6 million.

▪	Operating loss of $0.8 million, which included a non-cash asset impairment charge of $1.1 million, compared to operating income of $5.2 million in the prior year first quarter.

▪	Shack-level operating profit*, a non-GAAP measure, decreased 2.4% to $26.4 million, or 19.1% of Shack sales.

▪	Net loss was $1.1 million and adjusted EBITDA*, a non-GAAP measure, decreased 20.1% to $14.3 million.

▪	Net loss attributable to Shake Shack Inc. was $1.0 million and adjusted pro forma net income*, a non-GAAP measure, was $0.8 million, or $0.02 per fully exchanged and diluted share.

▪	Twelve net system-wide Shack openings, comprised of four domestic company-operated Shacks and eight net licensed Shacks.

* Shack-level operating profit, adjusted EBITDA and adjusted pro forma net income are non-GAAP measures. Reconciliations of Shack-level operating profit to operating income (loss) and adjusted EBITDA to net income (loss), the most directly comparable financial measures presented in accordance with GAAP, are set forth in the schedules accompanying this release. See “Non-GAAP Financial Measures.”
Our results for the first quarter of 2020 were adversely impacted by a 12.8% decline in same-Shack sales associated with the COVID-19 outbreak during the second half of March, as well as a non-cash asset impairment charge of $1.1 million in the first quarter of 2020. These impacts were partially offset by the incremental sales from our 38 new domestic company-operated Shacks opened between March 27, 2019 and March 25, 2020.
Net loss attributable to Shake Shack Inc. for the first quarter of 2020 was $1.0 million, or 0.7% of total revenue, compared to net income attributable to Shake Shack Inc. of $2.5 million, or 1.9% of total revenue, for the same period last year. Loss per diluted share for the first quarter of 2020 was $0.03 compared to earnings per diluted share of $0.08 for the same period last year.

30 | Shake Shack Inc. Form 10-Q

FISCAL 2020 OUTLOOK

Given the substantial uncertainty and subsequent material economic impact caused by the COVID-19 pandemic, we have withdrawn our guidance for the fiscal year ending December 30, 2020.
RESULTS OF OPERATIONS

The following table summarizes our results of operations for the thirteen weeks ended March 25, 2020 and March 27, 2019:

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 25 2020		March 27 2019
Shack sales	$138,048	96.4%	$128,569	97.0%
Licensing revenue	5,122	3.6%	4,040	3.0%
TOTAL REVENUE	143,170	100.0%	132,609	100.0%
Shack-level operating expenses(1):
Food and paper costs	39,564	28.7%	37,991	29.5%
Labor and related expenses	41,766	30.3%	37,093	28.9%
Other operating expenses	17,779	12.9%	15,568	12.1%
Occupancy and related expenses	12,558	9.1%	10,899	8.5%
General and administrative expenses	16,191	11.3%	13,937	10.5%
Depreciation expense	11,768	8.2%	8,966	6.8%
Pre-opening costs	2,243	1.6%	2,642	2.0%
Impairment and loss on disposal of assets	2,088	1.5%	351	0.3%
TOTAL EXPENSES	143,957	100.5%	127,447	96.1%
OPERATING INCOME (LOSS)	(787)	(0.5)%	5,162	3.9%
Other income (loss), net	(93)	(0.1)%	564	0.4%
Interest expense	(112)	(0.1)%	(72)	(0.1)%
INCOME (LOSS) BEFORE INCOME TAXES	(992)	(0.7)%	5,654	4.3%
Income tax expense	87	0.1%	2,047	1.5%
NET INCOME (LOSS)	(1,079)	(0.8)%	3,607	2.7%
Less: net income (loss) attributable to non-controlling interests	(119)	(0.1)%	1,061	0.8%
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$(960)	(0.7)%	$2,546	1.9%

(1)	As a percentage of Shack sales.
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

Shake Shack Inc. Form 10-Q | 31

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 25 2020	March 27 2019
Shack sales	$138,048	$128,569
Percentage of total revenue	96.4%	97.0%
Dollar change compared to prior year	$9,479
Percentage change compared to prior year	7.4%
The growth in Shack sales was driven by the opening of 38 new domestic company-operated Shacks between March 27, 2019 and March 25, 2020, partially offset by a decline in same-Shack sales. As of March 25, 2020, 12 Shacks were temporarily closed due to COVID-19.

Same-Shack sales decreased 12.8% for the first quarter of 2020 versus an increase of 3.6% in the first quarter last year, primarily driven by the adverse impact of reduced traffic during the second half of March resulting from the COVID-19 pandemic. Same-Shack sales decreased approximately 2% during the first two months of the first quarter in 2020, and approximately 29% in fiscal March 2020. The decrease in same-Shack sales for the quarter was primarily driven by 14.9% decrease in guest traffic partially offset by a combined increase of 2.1% in price and sales mix. The comparable Shack base includes those restaurants open for 24 full fiscal months or longer. For days that Shacks were temporarily closed, the comparative 2019 period was also adjusted. As of the end of the first quarter of 2020, the comparable Shack base included 90 Shacks versus 66 Shacks for the first quarter of 2019.
Licensing Revenue
Licensing revenue is comprised of sales-based royalty fees and amortization of certain upfront fees, including opening fees for certain licensed Shacks and initial territory fees received for the exclusive right to develop Shacks in a specific geographic area.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 25 2020	March 27 2019
Licensing revenue	$5,122	$4,040
Percentage of total revenue	3.6%	3.0%
Dollar change compared to prior year	$1,082
Percentage change compared to prior year	26.8%
The increase in licensing revenue was primarily driven by a net increase of 31 Shacks opening between March 27, 2019 and March 25, 2020, partially offset by the impacts from COVID-19. As of March 25, 2020, 37 of our 120 licensed Shacks were temporarily closed due to COVID-19.
Food and Paper Costs
Food and paper costs include the direct costs associated with food, beverage and packaging of our menu items. The components of food and paper costs are variable by nature, change with sales volume, are impacted by menu mix and are subject to increases or decreases in commodity costs.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 25 2020	March 27 2019
Food and paper costs	$39,564	$37,991
Percentage of Shack sales	28.7%	29.5%
Dollar change compared to prior year	$1,573
Percentage change compared to prior year	4.1%
The increase in food and paper costs for the thirteen weeks ended March 25, 2020 was primarily due to the opening of 38 new domestic company-operated Shacks between March 27, 2019 and March 25, 2020.

32 | Shake Shack Inc. Form 10-Q

The decrease in food and paper costs as a percentage of Shack sales for the thirteen weeks ended March 25, 2020 was primarily due to menu price increases, lower chicken costs primarily from lapping the promotional launch of Chick'n Bites which carried higher costs and a non-recurring inventory adjustment.
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

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 25 2020	March 27 2019
Labor and related expenses	$41,766	$37,093
Percentage of Shack sales	30.3%	28.9%
Dollar change compared to prior year	$4,673
Percentage change compared to prior year	12.6%
The increase in labor and related expenses for the thirteen weeks ended March 25, 2020 was primarily due to the opening of 38 new domestic company-operated Shacks between March 27, 2019 and March 25, 2020.
As a percentage of Shack sales, the increase in labor and related expenses for the thirteen weeks ended March 25, 2020 was primarily due to sales deleverage associated with the impact of COVID-19 and, to a lesser extent, increases in starting wages.
Other Operating Expenses
Other operating expenses consist of Shack-level marketing expenses, repairs and maintenance, utilities and other operating expenses incidental to operating our domestic company-operated Shacks, such as non-perishable supplies, credit card fees, delivery commissions and business insurance.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 25 2020	March 27 2019
Other operating expenses	$17,779	$15,568
Percentage of Shack sales	12.9%	12.1%
Dollar change compared to prior year	$2,211
Percentage change compared to prior year	14.2%
The increase in other operating expenses for the thirteen weeks ended March 25, 2020 was primarily due to the opening of 38 new domestic company-operated Shacks between March 27, 2019 and March 25, 2020.
As a percentage of Shack sales, the increase in other operating expenses for the thirteen weeks ended March 25, 2020 was primarily due to sales deleverage associated with the impact of COVID-19.
Occupancy and Related Expenses
Occupancy and related expenses consist of Shack-level occupancy expenses (including rent, common area expenses and certain local taxes), excluding pre-opening costs, which are recorded separately.

Shake Shack Inc. Form 10-Q | 33

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 25 2020	March 27 2019
Occupancy and related expenses	$12,558	$10,899
Percentage of Shack sales	9.1%	8.5%
Dollar change compared to prior year	$1,659
Percentage change compared to prior year	15.2%
The increase in occupancy and related expenses for the thirteen weeks ended March 25, 2020 was primarily due to the opening of 38 new domestic company-operated Shacks between March 27, 2019 and March 25, 2020.
As a percentage of Shack sales, the increase in occupancy and related expenses for the thirteen weeks ended March 25, 2020 was primarily due to sales deleverage associated with the impact of COVID-19.
General and Administrative Expenses
General and administrative expenses consist of costs associated with Home Office and administrative functions that support Shack development and operations, as well as equity-based compensation expense.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 25 2020	March 27 2019
General and administrative expenses	$16,191	$13,937
Percentage of total revenue	11.3%	10.5%
Dollar change compared to prior year	$2,254
Percentage change compared to prior year	16.2%
The increase in general and administrative expenses for the thirteen weeks ended March 25, 2020 was primarily due to our investment across the business, particularly an increase in headcount to support our strategic growth plan, and increased investments in technology and marketing. As a percentage of total revenue, general and administrative expenses increased to 11.3% for the first quarter of 2020 from 10.5% in the first quarter last year.
As a percentage of total revenue, the increase in general and administrative expenses for the thirteen weeks ended March 25, 2020 was primarily due to the aforementioned items and sales deleverage associated with the impact of COVID-19.
Depreciation Expense
Depreciation expense consists of the depreciation of fixed assets, including leasehold improvements and equipment, as well as financing equipment lease assets.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 25 2020	March 27 2019
Depreciation expense	$11,768	$8,966
Percentage of total revenue	8.2%	6.8%
Dollar change compared to prior year	$2,802
Percentage change compared to prior year	31.3%
The increase in depreciation expense for the thirteen weeks ended March 25, 2020 was primarily due to incremental depreciation of capital expenditures related to the opening of 38 new domestic company-operated Shacks between March 27, 2019 and March 25, 2020.
As a percentage of total revenue, the increase in depreciation expense for the thirteen weeks ended March 25, 2020 were primarily due to sales deleverage associated with the impact of COVID-19.

34 | Shake Shack Inc. Form 10-Q

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

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 25 2020	March 27 2019
Pre-opening costs	$2,243	$2,642
Percentage of total revenue	1.6%	2.0%
Dollar change compared to prior year	$(399)
Percentage change compared to prior year	(15.1)%
The decrease in pre-opening costs for the thirteen weeks ended March 25, 2020 was due to the timing and total number of new domestic company-operated Shacks expected to open.
Impairment and Loss on Disposal of Assets
Impairment and loss on disposal of assets include impairment charges related to our long-lived assets, which includes property and equipment, as well as operating and finance lease assets. Additionally, impairment and loss on disposal of assets includes the net book value of assets that have been retired and consists primarily of furniture, equipment and fixtures that were replaced in the normal course of business.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 25 2020	March 27 2019
Impairment and loss on disposal of assets	$2,088	$351
Percentage of total revenue	1.5%	0.3%
Dollar change compared to prior year	$1,737
Percentage change compared to prior year	494.9%
The increase in impairment and loss on disposal of assets for the thirteen weeks ended March 25, 2020 was primarily due to asset impairment charges of $1.1 million in the current period, of which $0.7 million was attributed to property and equipment, $0.4 million was attributed to operating lease right-of-use assets, and $13,000 was attributed to finance lease assets. In addition, loss on disposal of assets increased due to several Shack renovations.
Other Income (Loss), Net
Other income (loss) consists of interest income, dividend income, adjustments to liabilities under our tax receivable agreement and net realized and unrealized gains and losses from the sale of marketable securities.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 25 2020	March 27 2019
Other income (loss), net	$(93)	$564
Percentage of total revenue	(0.1)%	0.4%
Dollar change compared to prior year	$(657)
Percentage change compared to prior year	(116.5)%

Shake Shack Inc. Form 10-Q | 35

The decrease in other income (loss), net for the thirteen weeks ended March 25, 2020 was primarily due to unrealized losses related to our investments in marketable securities and a decrease in dividend income.
Interest Expense
Interest expense primarily consists of amortization of deferred financing costs, imputed interest on deferred compensation, interest on the current portion of our liabilities under the Tax Receivable Agreement, interest and fees on our Revolving Credit Facility, and interest expense related to finance leases.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 25 2020	March 27 2019
Interest expense	$(112)	$(72)
Percentage of total revenue	(0.1)%	(0.1)%
Dollar change compared to prior year	$(40)
Percentage change compared to prior year	55.6%
The increase in interest expense was primarily due to an increase in interest and fees associated with our Revolving Credit Facility in the current year.
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

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 25 2020	March 27 2019
Income tax expense	$87	$2,047
Percentage of total revenue	0.1%	1.5%
Dollar change compared to prior year	$(1,960)
Percentage change compared to prior year	(95.7)%
The decrease in income tax expense for the thirteen weeks ended March 25, 2020 was primarily driven by lower pre-tax book income resulting in a loss as well as higher foreign withholding taxes which more than offset the benefit from the pre-tax book loss during the quarter. As our ownership interest in SSE Holdings increases, our share of the taxable income (loss) of SSE Holdings also increases. Our weighted-average ownership interest in SSE Holdings increased to 91.6% from 79.7% for the thirteen weeks ended March 25, 2020 and March 27, 2019, respectively. Our effective income tax rate decreased to (8.8)% from 36.2% for the thirteen weeks ended March 25, 2020 and March 27, 2019, respectively, primarily due to the aforementioned items.
Net Income (Loss) Attributable to Non-Controlling Interests
We are the sole managing member of SSE Holdings and have the sole voting power in, and control the management of, SSE Holdings. Accordingly, we consolidate the financial results of SSE Holdings and report a non-controlling interest on our Condensed Consolidated Statements of Income (Loss), representing the portion of net income (loss) attributable to the other members of SSE Holdings. The Third Amended and Restated Limited Liability Company Agreement of SSE Holdings provides that holders of LLC Interests may, from time to time, require SSE Holdings to redeem all or a portion of their LLC Interests for newly-issued shares of Class A common stock on a one-for-one basis. In connection with any redemption or exchange, we will receive a corresponding number of LLC Interests, increasing our total ownership interest in SSE Holdings.

36 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 25 2020	March 27 2019
Net income (loss) attributable to non-controlling interests	$(119)	$1,061
Percentage of total revenue	(0.1)%	0.8%
Dollar change compared to prior year	$(1,180)
Percentage change compared to prior year	(111.2)%
The decrease in net income (loss) attributable to non-controlling interests for the thirteen weeks ended March 25, 2020 was primarily due to a decline in net income resulting in a loss for the period, partially offset by an increase in our weighted-average ownership interest in SSE Holdings to 91.6% from 79.7% for the thirteen weeks ended March 27, 2019 as a result of redemptions of LLC Interests.
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

Shake Shack Inc. Form 10-Q | 37

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 25 2020	March 27 2019
Operating income (loss)	$(787)	$5,162
Less:
Licensing revenue	5,122	4,040
Add:
General and administrative expenses	16,191	13,937
Depreciation expense	11,768	8,966
Pre-opening costs	2,243	2,642
Impairment and loss on disposal of assets	2,088	351
Shack-level operating profit	$26,381	$27,018

Total revenue	$143,170	$132,609
Less: licensing revenue	5,122	4,040
Shack sales	$138,048	$128,569

Shack-level operating profit margin	19.1%	21.0%

EBITDA and Adjusted EBITDA
EBITDA is defined as net income (loss) before interest expense (net of interest income), income tax expense and depreciation and amortization expense. Adjusted EBITDA is defined as EBITDA (as defined above) excluding equity-based compensation expense, deferred lease costs, impairment and losses on disposal of assets, as well as certain non-recurring items that we don't believe directly reflect our core operations and may not be indicative of our recurring business operations.
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
Limitations of the Usefulness of These Measures
EBITDA and adjusted EBITDA may differ from similarly titled measures used by other companies due to different methods of calculation. Presentation of EBITDA and adjusted EBITDA is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. EBITDA and adjusted EBITDA exclude certain normal recurring expenses. Therefore, these measures may not provide a complete understanding of our performance and should be reviewed in conjunction with our GAAP financial measures. A reconciliation of EBITDA and adjusted EBITDA to net income (loss), the most directly comparable GAAP measure, is as follows.

38 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 25 2020	March 27 2019
Net income (loss)	$(1,079)	$3,607
Depreciation expense	11,768	8,966
Interest expense, net	112	72
Income tax expense	87	2,047
EBITDA	10,888	14,692

Equity-based compensation	1,300	1,720
Amortization of cloud-based software implementation costs(1)	260	—
Deferred lease costs(2)	(330)	585
Impairment and loss on disposal of property and equipment(3)	2,088	351
Other income related to adjustment of liabilities under tax receivable agreement	—	(14)
Executive transition costs(4)	34	38
Project Concrete(5)	(261)	472
COVID-19 related expenses(6)	285	—
ADJUSTED EBITDA	$14,264	$17,844

Adjusted EBITDA margin(7)	10.0%	13.5%

(1)	Represents amortization of capitalized implementation costs related to cloud-based software arrangements that are included within general and administrative expenses.

(2)	Reflects the extent to which lease expense is greater than or less than cash lease payments.

(3)	Includes a non-cash impairment charge of $1.1 million related to one Shack and losses on disposals of property and equipment in the normal course of business.

(4)	Represents fees paid in connection with the search for certain of our executive and key management positions.

(5)	Represents consulting and advisory fees related to our enterprise-wide system upgrade initiative called Project Concrete.

(6)
Represents incremental expenses incurred as a result of the COVID-19 pandemic, including employee-related expenses and an inventory adjustment. Employee-related expenses include accelerated personal time off payments and state-mandated paid sick leave. In the first quarter of 2020, we also recorded an inventory reserve for inventories that were deemed to be obsolete or slow moving.

(7)	Calculated as a percentage of total revenue which was $143.2 million and $132.6 million for the thirteen weeks ended March 25, 2020 and March 27, 2019, respectively.
Adjusted Pro Forma Net Income (Loss) and Adjusted Pro Forma Earnings (Loss) Per Fully Exchanged and Diluted Share
Adjusted pro forma net income (loss) represents net income (loss) attributable to Shake Shack Inc. assuming the full exchange of all outstanding SSE Holdings, LLC membership interests ("LLC Interests") for shares of Class A common stock, adjusted for certain non-recurring items that we don't believe directly reflect our core operations and may not be indicative of our recurring business operations. Adjusted pro forma earnings (loss) per fully exchanged and diluted share is calculated by dividing adjusted pro forma net income (loss) by the weighted-average shares of Class A common stock outstanding, assuming the full exchange of all outstanding LLC Interests, after giving effect to any dilutive securities such as outstanding equity-based awards.
How These Measures Are Useful
When used in conjunction with GAAP financial measures, adjusted pro forma net income (loss) and adjusted pro forma earnings (loss) per fully exchanged and diluted share are supplemental measures of operating performance that we believe are useful measures to evaluate our performance period over period and relative to our competitors. By assuming the full exchange of all outstanding LLC Interests, we believe these measures facilitate comparisons with other companies that have different organizational and tax structures, as well as comparisons period over period because it eliminates the effect of any changes in net income attributable to Shake Shack Inc. driven by increases in our ownership of SSE Holdings, which are unrelated to our operating performance, and excludes items that are non-recurring or may not be indicative of our ongoing operating performance.

Shake Shack Inc. Form 10-Q | 39

Limitations of the Usefulness of These Measures
Adjusted pro forma net income and adjusted pro forma earnings per fully exchanged and diluted share are not necessarily comparable to similarly titled measures used by other companies due to different methods of calculation. Presentation of adjusted pro forma net income (loss) and adjusted pro forma earnings (loss) per fully exchanged and diluted share should not be considered alternatives to net income (loss) and earnings (loss) per share, as determined under GAAP. While these measures are useful in evaluating our performance, it does not account for the earnings attributable to the non-controlling interest holders and therefore does not provide a complete understanding of the net income (loss) attributable to Shake Shack Inc. Adjusted pro forma net income (loss) and adjusted pro forma earnings (loss) per fully exchanged and diluted share should be evaluated in conjunction with our GAAP financial results. A reconciliation of adjusted pro forma net income (loss) to net income (loss) attributable to Shake Shack Inc., the most directly comparable GAAP measure, and the computation of adjusted pro forma earnings (loss) per fully exchanged and diluted share are set forth below.

	Thirteen Weeks Ended
(in thousands, except per share amounts)	March 25 2020	March 27 2019
Numerator:
Net income (loss) attributable to Shake Shack Inc.	$(960)	$2,546
Adjustments:
Reallocation of net income (loss) attributable to non-controlling interests from the assumed exchange of LLC Interests(1)	(119)	1,061
Executive transition costs(2)	34	38
Project Concrete(3)	(261)	472
COVID-19 related expenses(4)	285	—
Other income related to adjustment of liabilities under tax receivable agreement	—	(14)
Tax effect of change in tax basis related to the adoption of new accounting pronouncements(5)	—	1,161
Income tax (expense) benefit (6)	1,819	(315)
Adjusted pro forma net income	$798	$4,949
Denominator:
Weighted-average shares of Class A common stock outstanding—diluted	34,444	30,392
Adjustments:
Assumed exchange of LLC Interests for shares of Class A common stock(1)	3,144	7,539
Dilutive effect of stock options	704	—
Adjusted pro forma fully exchanged weighted-average shares of Class A common stock outstanding—diluted	38,292	37,931
Adjusted pro forma earnings per fully exchanged share—diluted	$0.02	$0.13

	Thirteen Weeks Ended
	March 25 2020	March 27 2019
Earnings (loss) per share of Class A common stock - diluted	$(0.03)	$0.08
Assumed exchange of LLC Interests for shares of Class A common stock(1)	—	0.01
Non-GAAP adjustments(7)	0.05	0.04
Adjusted pro forma earnings per fully exchanged share—diluted	$0.02	$0.13

(1)
Assumes the exchange of all outstanding LLC Interests for shares of Class A common stock, resulting in the elimination of the non-controlling interest and recognition of the net income attributable to non-controlling interests.

(2)	Represents fees paid in connection with the search for certain of the Company's executive and key management positions.
(3) Represents consulting and advisory fees related to our enterprise-wide system upgrade initiative called Project Concrete.

(4)
Represents COVID-19 related expenses, including employee-related expenses and an inventory adjustment. Employee-related expenses include accelerated personal time off payments and state-mandated paid sick leave. In the first quarter of 2020, we also recorded an inventory reserve for inventories that were deemed to be obsolete or slow moving.

(5) Represents tax effect of change in tax basis related to the adoption of the new lease accounting standard for the thirteen weeks ended March 27, 2019.

(6)
Represents the tax effect of the aforementioned adjustments and pro forma adjustments to reflect corporate income taxes at assumed effective tax rates of 185.4% and 19.5% for the thirteen weeks ended March 25, 2020 and March 27, 2019, respectively.

40 | Shake Shack Inc. Form 10-Q

(7)	Represents the per share impact of non-GAAP adjustments for each period. Refer to the reconciliation of Adjusted Pro Forma Net Income above for further details.
LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, short-term investments and availability under our Revolving Credit Facility. As of March 25, 2020, we maintained a cash and cash equivalents balance of $87.8 million and a short-term investments balance of $16.4 million.
On June 8, 2018, we filed a Registration Statement on Form S-3 with the SEC which permits us to issue a combination of securities described in the prospectus in one or more offerings from time to time. To date, we have not experienced difficulty accessing the capital markets; however, future volatility in the capital markets may affect our ability to access those markets or increase the costs associated with issuing debt or equity instruments.
Our primary requirements for liquidity are to fund our working capital needs, operating and finance lease obligations, capital expenditures and general corporate needs. Our requirements for working capital are generally not significant because our guests pay for their food and beverage purchases in cash or on debit or credit cards at the time of the sale and we are able to sell many of our inventory items before payment is due to the supplier of such items. Our ongoing capital expenditures are principally related to opening new Shacks, existing Shack capital investments (both for remodels and maintenance), as well as investments in our corporate infrastructure.
In addition, we are obligated to make payments to certain members of SSE Holdings under the Tax Receivable Agreement. As of March 25, 2020, such obligations totaled $228.2 million. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. Although the amount of any payments that must be made under the Tax Receivable Agreement may be significant, the timing of these payments will vary and will generally be limited to one payment per member per year. The amount of such payments are also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us or to SSE Holdings, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
COVID-19 Pandemic
In response to the uncertain market conditions resulting from the COVID-19 pandemic, we have enhanced our liquidity position through several actions.

•
In March 2020, we drew down the full $50.0 million available to us under our Revolving Credit Facility. As of March 25, 2020, we were in compliance with all covenants. In May 2020, we entered into an amendment to our revolving credit facility that provides for a number of enhanced modifications to reflect the current and ongoing impact from COVID-19.

•
On April 17, 2020, we announced an the ATM Program, under which we may offer and sell shares of our Class A common stock having an aggregate price of up to $75.0 million from time to time. On April 21, 2020, we completed the sale of 233,467 shares of our Class A common stock pursuant to the ATM Program and received $9.8 million of proceeds, net of commissions. The proceeds were used to purchase newly-issued LLC Interests.

•
On April 21, 2020, we completed an underwritten offering of 3,416,070 shares of our Class A common stock, resulting in $135.9 million of proceeds, net of underwriting discounts and commissions. The proceeds were used to purchase newly-issued LLC Interests.

We believe our existing cash and marketable securities balances, combined with the actions we have taken in response to COVID-19, will be sufficient to fund our operating and finance lease obligations, capital expenditures, tax receivable agreement obligations and working capital needs for at least the next 12 months and the foreseeable future.

Shake Shack Inc. Form 10-Q | 41

Summary of Cash Flows
The following table presents a summary of our cash flows from operating, investing and financing activities.

	Thirteen Weeks Ended
(in thousands)	March 25 2020	March 27 2019
Net cash provided by operating activities	$7,484	$17,199
Net cash provided by (used in) investing activities	649	(10,374)
Net cash provided by financing activities	42,574	322
Increase in cash	50,707	7,147
Cash at beginning of period	37,099	24,750
Cash at end of period	$87,806	$31,897
Operating Activities
For the thirteen weeks ended March 25, 2020 net cash provided by operating activities was $7.5 million compared to $17.2 million for the thirteen weeks ended March 27, 2019, a decrease of $9.7 million. This decrease was primarily driven by a decrease in Shack-level operating profit due to the impact of COVID-19, as well as higher general and administrative costs including higher annual bonus payments.
Investing Activities
For the thirteen weeks ended March 25, 2020 net cash provided by investing activities was $0.6 million compared to $10.4 million used in investing activities for the thirteen weeks ended March 27, 2019, a decrease of $11.0 million. This decrease was primarily due to an increase of $5.0 million of proceeds from sales of marketable securities, as well as a decrease of $5.8 million in capital expenditures.
Financing Activities
For the thirteen weeks ended March 25, 2020 net cash provided by financing activities was $42.6 million compared to net cash provided by financing activities of $0.3 million for the thirteen weeks ended March 27, 2019, an increase of $42.3 million. This increase is primarily due to $50.0 million in gross cash proceeds from the drawdown of funds from our Revolving Credit Facility in the current year, partially offset by increased payments made under the Tax Receivable Agreement and distributions to our non-controlling interest holders.
Revolving Credit Facility
In August 2019, we terminated our previous revolving credit facility and entered into a new Revolving Credit Facility agreement, which permits borrowings up to $50.0 million, of which the entire amount is available immediately, with the ability to increase available borrowings up to an additional $100.0 million, to be made available subject to satisfaction of certain conditions. The Revolving Credit Facility will mature and all amounts outstanding will be due and payable in August 2024. The Revolving Credit Facility also permits the issuance of letters of credit upon our request of up to $15.0 million. Borrowings under the Revolving Credit facility will bear interest at either: (i) LIBOR plus a percentage ranging from 1.0% to 1.5% or (ii) the base rate plus a percentage ranging from 0.0% to 0.5%, in each case depending on our net lease adjusted leverage ratio. To the extent the LIBOR reference rate is no longer available, the administrative agent, in consultation with us, will determine a replacement rate which will be generally in accordance with similar transactions in which it serves as administrative agent.
The obligations under the Revolving Credit Facility are secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' direct and indirect subsidiaries (with certain exceptions).
The Revolving Credit Facility requires us to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios. In addition, the Revolving Credit Facility contains other customary affirmative and negative covenants, including those which (subject to certain exceptions and dollar thresholds) limit our ability to incur debt; incur liens; make investments; engage in mergers, consolidations, liquidations or acquisitions; dispose of assets; make distributions on or repurchase equity securities; engage in

42 | Shake Shack Inc. Form 10-Q

transactions with affiliates; and prohibits us, with certain exceptions, from engaging in any line of business not related to our current line of business. As of March 25, 2020, we were in compliance with all covenants.
In March 2020, we drew down the full $50.0 million available under the Revolving Credit Facility to enhance liquidity and financial flexibility given the uncertain market conditions created by the COVID-19 pandemic. As of March 25, 2020, amounts outstanding under our Revolving Credit Facility were $50.0 million, which was classified as long-term debt on the Condensed Consolidated Balance Sheet.
In May 2020, we entered into a First Amendment to the Revolving Credit Facility, which, among other things, provides for modified financial covenant compliance requirements for a period of time. The First Amendment requires us to maintain minimum liquidity of $25.0 million through July 1, 2021 and outstanding borrowings during the applicable period covered by the First Amendment bear interest at either: (i) LIBOR plus a percentage ranging from 1.0% to 2.5% or (ii) the base rate plus a percentage ranging from 0.0% to 1.50%, in each case depending on our net lease adjusted leverage ratio.
CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 25, 2019, other than those made in the ordinary course of business.
OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes to our off-balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 25, 2019.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our consolidated financial condition and results of operations is based upon the accompanying condensed consolidated financial statements and notes thereto, which have been prepared in accordance with GAAP. The preparation of the condensed consolidated financial statements requires us to make estimates, judgments and assumptions, which we believe to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Variances in the estimates or assumptions used to actual experience could yield materially different accounting results. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances. There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 25, 2019.
Recently Issued Accounting Pronouncements
See "Note 2: Summary of Significant Accounting Policies—Recently Issued Accounting Pronouncements” under Part I, Item 1 of this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to our exposure to market risks as described in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 25, 2019.

Shake Shack Inc. Form 10-Q | 43

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 25, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

44 | Shake Shack Inc. Form 10-Q

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
The information required by this Item is incorporated by reference to Part I, Item 1, Note 15: Commitments and Contingencies—Legal Contingencies.
Item 1A. Risk Factors.
The following additional risk factors should be read in conjunction with the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 25, 2019, which are modified and updated by the risk factors set forth below.
Pandemics or disease outbreaks, such as the recent outbreak of the novel coronavirus (COVID-19 virus), have disrupted, and may continue to disrupt, our business, and have materially affected our operations and results of operations.

Pandemics or disease outbreaks such as the novel coronavirus (COVID-19 virus) have and may continue to have a negative impact on customer traffic at our restaurants, may make it more difficult to staff our restaurants and, in more severe cases, may cause a temporary inability to obtain supplies and/or increase to commodity costs and have caused closures of affected restaurants, sometimes for prolonged periods of time. We have temporarily shifted to a “to-go” only operating model in our domestic company-operated Shacks, suspending sit-down dining. We have also implemented closures, modified hours or reductions in on-site staff, resulting in cancelled shifts for some of our employees. COVID-19 may also materially adversely affect our ability to implement our growth plans, including delays in construction of new restaurants, or adversely impact our overall ability to successfully execute our plans to enter into new markets. These changes have negatively impacted our results of operations, and these and any additional changes may materially adversely affect our business or results of operations in the future, and may impact our liquidity or financial condition, particularly if these changes are in place for a significant amount of time.
In addition, our operations could be further disrupted if any of our employees or employees of our business partners were suspected of having contracted COVID-19 or other illnesses since this could require us or our business partners to quarantine some or all such employees or close and disinfect our impacted restaurant facilities. If a significant percentage of our workforce or the workforce of our business partners are unable to work, including because of illness or travel or government restrictions in connection with pandemics or disease outbreaks, our operations may be negatively impacted, potentially materially adversely affecting our business, liquidity, financial condition or results of operations.
Furthermore, such viruses may be transmitted through human contact, and the risk of contracting viruses could continue to cause employees or guests to avoid gathering in public places, which has had, and could further have, adverse effects on our restaurant guest traffic or the ability to adequately staff restaurants, in addition to the measures we have already taken with respect to shifting to a “to-go” only operating model. We could also be adversely affected if government authorities continue to impose restrictions on public gatherings, human interactions, operations of restaurants or mandatory closures, seek voluntary closures, restrict hours of operations or impose curfews, restrict the import or export of products or if suppliers issue mass recalls of products. Additional regulation or requirements with respect to the compensation of our employees could also have an adverse effect on our business. Even if such measures are not implemented and a virus or other disease does not spread significantly within a specific area, the perceived risk of infection or health risk in such area may adversely affect our business, liquidity, financial condition and results of operations.
The COVID-19 pandemic and mitigation measures have also had an adverse impact on global economic conditions, which could have an adverse effect on our business and financial condition. Our revenue and operating results may be affected by uncertain or changing economic and market conditions arising in connection with and in response to the COVID-19 pandemic, including prolonged periods of high unemployment, inflation, deflation, prolonged weak consumer demand, a decrease in consumer discretionary spending, political instability or other changes. The significance of the operational and financial impact to us will depend on how

Shake Shack Inc. Form 10-Q | 45

long and widespread the disruptions caused by COVID-19, and the corresponding response to contain the virus and treat those affected by it, prove to be.
Currently, many states and municipalities in the U.S. and abroad have temporarily suspended the operation of restaurants in light of COVID-19. The ability of local and international authorities in containing COVID-19 and limiting the spread of infections will impact our business operations. We are beginning to see recovery in restaurants located in certain Asian countries, such as Korea, Hong Kong and mainland China. However, these markets may fail to fully contain COVID-19 or suffer a resurgence in COVID-19, which could have an adverse effect on our business and results of operations. While some state and local governments in the U.S. have started to remove or ease restrictions on certain businesses, including restaurants, there is no guarantee when other jurisdictions will change their current policies, and jurisdictions that have reduced restrictions may reintroduce restrictions in the future if circumstances change.
Our ability to use our net operating loss carryforwards may be subject to limitation.

As of December 25, 2019, our federal and state net operating loss (“NOL”) carryforwards, for income tax purposes were $104.8 million and $67.4 million, respectively. If not utilized, $53.0 million of our federal NOLs can be carried forward indefinitely, and the remainder will begin to expire in 2035. If not utilized, $6.2 million of our state NOL carryforwards can be carried forward indefinitely, and the remainder will begin to expire in 2023. Federal NOLs incurred in taxable years beginning after December 31, 2017 can be carried forward indefinitely, but the deductibility of federal NOLs in taxable years beginning after December 31, 2020, is subject to certain limitations.
In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” its ability to use its pre-change NOLs to offset its post-change income may be limited. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We have not conducted a Section 382 study to determine whether the use of our NOLs is limited. We may have experienced ownership changes in the past, and we may experience ownership changes in the future, including as a result of this offering or subsequent changes in our stock ownership, some of which are outside our control. This could limit the amount of NOLs that we can utilize annually to offset future taxable income or tax liabilities. Subsequent statutory or regulatory changes in respect of the utilization of NOLs for federal or state purposes, such as suspensions on the use of NOLs or limitations on the deductibility of NOLs carried forward, or other unforeseen reasons, may result in our existing NOLs expiring or otherwise being unavailable to offset future income tax liabilities.
If we are unable to maintain compliance with the covenants contained in our current credit facility, we may be unable to make additional borrowings on any undrawn amounts and may be required to repay our then outstanding debt under the facility. In addition, global economic conditions may make it more difficult to access new credit facilities.

Our liquidity position is, in part, dependent upon our ability to borrow under our current credit facility. As disclosed in Part I, Item 1, Note 8: Debt, in August 2019, we entered into a credit facility with Wells Fargo Bank, National Association (“Wells Fargo”), providing for a $50.0 million senior secured Revolving Credit Facility with the ability to increase available borrowings under the credit facility by up to an additional $100.0 million through incremental term and/or revolving credit commitments, subject to the satisfaction of certain conditions set forth in the facility. In March 2020, we drew down the full $50.0 million available to us under the credit facility to increase liquidity and enhance financial flexibility given the uncertain market conditions as a result of the COVID-19 outbreak. We are required to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios, in addition to other customary affirmative and negative covenants, including those which (subject to certain exceptions and dollar thresholds) limit our ability to incur debt; incur liens; make investments; engage in mergers, consolidations, liquidations or acquisitions; dispose of assets; make distributions on or repurchase equity securities; engage in transactions with affiliates; and prohibits us, with certain exceptions, from engaging in any line of business not related to our current line of business. As of March 25, 2020, we were in compliance with all covenants. However, as a result of the COVID-19 outbreak, our total revenues have decreased significantly and we have implemented certain operational changes in order to address the evolving challenges presented by the global pandemic on our domestic and licensed operations. Due to the impacts of COVID-19, our financial performance in future fiscal quarters will be, negatively impacted. In May 2020, we entered into a First Amendment to the Revolving Credit Facility, which, among other things, provides for modified financial covenant compliance requirements for a period of time. However, there is no guarantee that our financial performance will improve in this period. A failure to comply with the financial covenants under our credit facility would give rise to an event of default under the term of the credit facility, allowing the lenders to refuse to lend additional available amounts to us and giving them the right to terminate the facility and accelerate repayment of any outstanding debt under the credit facility.

46 | Shake Shack Inc. Form 10-Q

As a result, we may need to access other capital to address our liquidity needs rather than relying on our credit facility. Our cash resources and liquidity would be substantially impaired by an acceleration of the debt under our credit facility.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Shake Shack Inc. Form 10-Q | 47

Item 6. Exhibits.

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Shake Shack Inc., effective February 4, 2015	8-K	3.1	2/10/2015
3.2	Second Amended and Restated Bylaws of Shack Shake Inc., dated October 1, 2019	8-K	3.1	10/4/2019
4.1	Form of Class A Common Stock Certificate	S-1/A	4.1	1/28/2015
10.1	Distribution Agreement dated April 17, 2020 by and among Shake Shack Inc., J.P. Morgan Securities LLC, BofA Securities, Inc., and Wells Fargo Securities LLC	8-K	1.1	4/17/2020
10.2	Underwriting Agreement dated April 17, 2020 between Shake Shack Inc. and J.P. Morgan Securities LLC	8-K	1.1	4/21/2020
10.3
First Amendment to Credit Agreement, dated as of May 4, 2020, by and among SSE Holdings, LLC, the Guarantors party thereto, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent
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

Shake Shack Inc.
(Registrant)

Date: May 4, 2020	By:	/s/ Randy Garutti
Randy Garutti
Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: May 4, 2020	By:	/s/ Tara Comonte
Tara Comonte
President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Shake Shack Inc. Form 10-Q | 49