Form 10-Q
period 2020-06-24
Shake Shack Inc.
filed 2020-07-31
CIK 1620533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 24, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of July 22, 2020, there were 38,237,019 shares of Class A common stock outstanding and 3,117,002 shares of Class B common stock outstanding.

SHAKE SHACK INC.

Cautionary Note Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), which are subject to known and unknown risks, including risks related to the COVID-19 outbreak, uncertainties and other important factors that may cause actual results to be materially different. All statements other than statements of historical fact are forward-looking statements. Many of the forward-looking statements are located in Part I, Item 2 of this Form 10-Q under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements discuss our current expectations and projections relating to our financial position, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "aim," "anticipate," "believe," "estimate," "expect," "forecast," "outlook," "potential," "project," "projection," "plan," "intend," "seek," "may," "could," "would," "will," "should," "can," "can have," "likely," the negatives thereof and other similar expressions.
While we believe that our assumptions are reasonable, it is very difficult to predict the impact of known factors, and it is impossible to anticipate all factors that could affect our actual results. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Form 10-Q in the context of the risks and uncertainties disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 25, 2019 filed with the U.S. Securities and Exchange Commission (the "SEC") under the heading "Risk Factors" and in Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarterly period ended June 24, 2020.
The forward-looking statements included in this Form 10-Q are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
Shake Shack Inc. Form 10-Q | 1

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
2 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	June 24 2020	December 25 2019
ASSETS
Current assets:
Cash and cash equivalents	$173,984	$37,099
Marketable securities	16,833	36,508
Accounts receivable	8,291	9,970
Inventories, net	2,346	2,221
Prepaid expenses and other current assets	2,622	1,877
Total current assets	204,076	87,675
Property and equipment, net	322,162	314,862
Operating lease assets	298,602	274,426
Deferred income taxes, net	286,887	279,817
Other assets	12,208	11,488
TOTAL ASSETS	$1,123,935	$968,268
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,735	$14,300
Accrued expenses	19,807	24,140
Accrued wages and related liabilities	7,649	11,451
Operating lease liabilities, current	37,082	30,002
Other current liabilities	11,400	19,499
Total current liabilities	96,673	99,392
Long-term operating lease liabilities	332,751	304,914
Liabilities under tax receivable agreement, net of current portion	228,096	226,649
Other long-term liabilities	15,130	15,328
Total liabilities	672,650	646,283
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of June 24, 2020 and December 25, 2019.	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 38,236,538 and 34,417,302 shares issued and outstanding as of June 24, 2020 and December 25, 2019, respectively.	38	35
Class B common stock, $0.001 par value—35,000,000 shares authorized; 3,117,002 and 3,145,197 shares issued and outstanding as of June 24, 2020 and December 25, 2019, respectively.	3	3
Additional paid-in capital	384,338	244,410
Retained earnings	37,196	54,367
Accumulated other comprehensive income	3	2
Total stockholders' equity attributable to Shake Shack Inc.	421,578	298,817
Non-controlling interests	29,707	23,168
Total equity	451,285	321,985
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,123,935	$968,268
See accompanying Notes to Condensed Consolidated Financial Statements.
Shake Shack Inc. Form 10-Q | 3

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(in thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 24 2020	June 26 2019	June 24 2020	June 26 2019
Shack sales	$89,519	$147,876	$227,567	$276,445
Licensing revenue	2,267	4,837	7,389	8,877
TOTAL REVENUE	91,786	152,713	234,956	285,322
Shack-level operating expenses:
Food and paper costs	30,027	42,899	69,591	80,890
Labor and related expenses	30,933	40,197	72,699	77,290
Other operating expenses	14,304	16,755	32,083	32,323
Occupancy and related expenses	12,323	11,873	24,881	22,772
General and administrative expenses	14,017	15,393	30,208	29,330
Depreciation expense	12,089	9,799	23,857	18,765
Pre-opening costs	1,734	3,549	3,977	6,191
Impairment and loss on disposal of assets	434	377	2,522	728
TOTAL EXPENSES	115,861	140,842	259,818	268,289
OPERATING INCOME (LOSS)	(24,075)	11,871	(24,862)	17,033
Other income (loss), net	394	447	301	1,011
Interest expense	(442)	(97)	(554)	(169)
INCOME (LOSS) BEFORE INCOME TAXES	(24,123)	12,221	(25,115)	17,875
Income tax expense (benefit)	(6,092)	1,050	(6,005)	3,097
NET INCOME (LOSS)	(18,031)	11,171	(19,110)	14,778
Less: net income (loss) attributable to non-controlling interests	(1,820)	2,141	(1,939)	3,202
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$(16,211)	$9,030	$(17,171)	$11,576
Earnings (loss) per share of Class A common stock:
Basic	$(0.43)	$0.30	$(0.48)	$0.39
Diluted	$(0.43)	$0.29	$(0.48)	$0.38
Weighted-average shares of Class A common stock outstanding:
Basic	37,309	30,122	35,876	29,842
Diluted	37,309	31,015	35,876	30,703
See accompanying Notes to Condensed Consolidated Financial Statements.

4 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 24 2020	June 26 2019	June 24 2020	June 26 2019
Net income (loss)	$(18,031)	$11,171	$(19,110)	$14,778
Other comprehensive income, net of tax(1):
Change in foreign currency translation adjustment	—	—	1	—
Net change	—	—	1	—
OTHER COMPREHENSIVE INCOME	—	—	1	—
COMPREHENSIVE INCOME (LOSS)	(18,031)	11,171	(19,109)	14,778
Less: comprehensive income (loss) attributable to non-controlling interest	(1,820)	2,141	(1,939)	3,202
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$(16,211)	$9,030	$(17,170)	$11,576
(1) Net of tax expense of $0 for the thirteen and twenty-six weeks ended June 24, 2020 and June 26, 2019.
See accompanying Notes to Condensed Consolidated Financial Statements.
Shake Shack Inc. Form 10-Q | 5

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands, except share amounts)

For the Thirteen Weeks Ended June 24, 2020 and June 26, 2019
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE, MARCH 25, 2020	34,523,400	$35	3,117,002	$3	$246,970	$53,407	$3	$22,188	$322,606
Net loss						(16,211)		(1,820)	(18,031)
Other comprehensive income:
Net change in foreign currency translation adjustment									—
Equity-based compensation					1,429				1,429
Activity under stock compensation plans	63,601	—			(164)			72	(92)
Redemption of LLC Interests	—	—	—	—					—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					385				385
Issuance of Class A common stock sold in equity offerings, net of underwriting discounts, commissions and offering costs	3,649,537	3			135,718			9,276	144,997
Distributions paid to non-controlling interest holders								(9)	(9)
BALANCE, JUNE 24, 2020	38,236,538	$38	3,117,002	$3	$384,338	$37,196	$3	$29,707	$451,285

BALANCE, MARCH 27, 2019	29,698,228	$31	7,453,515	$7	$199,315	$37,086	$—	$49,299	$285,738
Net income						9,030		2,141	11,171
Equity-based compensation					2,263				2,263
Activity under stock compensation plans	137,151				(43)			657	614
Redemption of LLC Interests	722,306		(722,306)		4,886			(4,886)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					2,445				2,445
Distributions paid to non-controlling interest holders								(1,558)	(1,558)
BALANCE, JUNE 26, 2019	30,557,685	$31	6,731,209	$7	$208,866	$46,116	$—	$45,653	$300,673

6 | Shake Shack Inc. Form 10-Q

For the Twenty-Six Weeks Ended June 24, 2020 and June 26, 2019
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 25, 2019	34,417,302	$35	3,145,197	$3	$244,410	$54,367	$2	$23,168	$321,985
Net loss						(17,171)		(1,939)	(19,110)
Other comprehensive income:
Net change in foreign currency translation adjustment							1		1
Equity-based compensation					2,742				2,742
Activity under stock compensation plans	141,504	—			260			(289)	(29)
Redemption of LLC Interests	28,195	—	(28,195)	—	195			(195)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					1,013				1,013
Issuance of Class A common stock sold in equity offerings, net of underwriting discounts, commissions and offering costs	3,649,537	3			135,718			9,276	144,997
Distributions paid to non-controlling interest holders								(314)	(314)
BALANCE, JUNE 24, 2020	38,236,538	$38	3,117,002	$3	$384,338	$37,196	$3	$29,707	$451,285

BALANCE, DECEMBER 26, 2018	29,520,833	$30	7,557,347	$8	$195,633	$30,404	$—	$47,380	$273,455
Cumulative effect of accounting changes						4,136		1,059	5,195
Net income						11,576		3,202	14,778
Equity-based compensation					4,010				4,010
Activity under stock compensation plans	210,714	—			932			1,159	2,091
Redemption of LLC Interests	826,138	1	(826,138)	(1)	5,480			(5,480)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					2,811				2,811
Distributions paid to non-controlling interest holders								(1,667)	(1,667)
BALANCE, JUNE 26, 2019	30,557,685	$31	6,731,209	$7	$208,866	$46,116	$—	$45,653	$300,673
See accompanying Notes to Condensed Consolidated Financial Statements.

Shake Shack Inc. Form 10-Q | 7

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Twenty-Six Weeks Ended
	June 24 2020	June 26 2019
OPERATING ACTIVITIES
Net income (loss) (including amounts attributable to non-controlling interests)	$(19,110)	$14,778
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation expense	23,857	18,765
Amortization of cloud computing asset	628	—
Non-cash operating lease cost	22,220	18,765
Equity-based compensation	2,719	3,872
Deferred income taxes	11,225	317
Non-cash interest expense	16	—
Gain on sale of marketable securities	(79)	(22)
Impairment and loss on disposal of assets	2,522	728
Unrealized (gain) loss on available-for-sale securities	22	(231)
Other non-cash expense	897	2
Changes in operating assets and liabilities:
Accounts receivable	1,679	7,252
Inventories	(125)	57
Prepaid expenses and other current assets	(745)	(3,908)
Other assets	(1,542)	(5,354)
Accounts payable	5,802	(5,202)
Accrued expenses	(15,179)	3,870
Accrued wages and related liabilities	(3,802)	(1,271)
Other current liabilities	(782)	862
Long-term operating lease liabilities	(12,649)	(17,408)
Other long-term liabilities	419	19
NET CASH PROVIDED BY OPERATING ACTIVITIES	17,993	35,891
INVESTING ACTIVITIES
Purchases of property and equipment	(37,637)	(55,998)
Purchases of marketable securities	(268)	(715)
Sales of marketable securities	20,000	27,000
NET CASH USED IN INVESTING ACTIVITIES	(17,905)	(29,713)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	50,000	—
Payments on revolving credit facility	(50,000)	—
Deferred financing costs	(64)	—
Proceeds from issuance of Class A common stock sold in equity offerings, net of underwriting discounts, commissions and offering costs	144,997	—
Payments on principal of finance leases	(1,150)	(912)
Distributions paid to non-controlling interest holders	(314)	(1,667)
Payments under tax receivable agreement	(6,643)	(707)
Proceeds from stock option exercises	1,740	3,427
Employee withholding taxes related to net settled equity awards	(1,769)	(1,336)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	136,797	(1,195)
NET INCREASE IN CASH AND CASH EQUIVALENTS	136,885	4,983
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	37,099	24,750
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$173,984	$29,733
See accompanying Notes to Condensed Consolidated Financial Statements.
8 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Shake Shack Inc. Form 10-Q | 9

NOTE 1: NATURE OF OPERATIONS

Shake Shack Inc. ("we," "us," "our," "Shake Shack" and the "Company") was formed on September 23, 2014 as a Delaware corporation for the purpose of facilitating an initial public offering and other related transactions in order to carry on the business of SSE Holdings, LLC and its subsidiaries ("SSE Holdings"). We are the sole managing member of SSE Holdings and, as sole managing member, we operate and control all of the business and affairs of SSE Holdings. As a result, we consolidate the financial results of SSE Holdings and report a non-controlling interest representing the economic interest in SSE Holdings held by the other members of SSE Holdings. As of June 24, 2020 we owned 92.5% of SSE Holdings. Unless the context otherwise requires, "we," "us," "our," "Shake Shack," the "Company" and other similar references, refer to Shake Shack Inc. and, unless otherwise stated, all of its subsidiaries, including SSE Holdings.
We operate and license Shake Shack restaurants ("Shacks"), which serve hamburgers, hot dogs, chicken, crinkle-cut fries, shakes, frozen custard, beer, wine and more. As of June 24, 2020, there were 292 Shacks in operation, system-wide, of which 171 were domestic company-operated Shacks, 22 were domestic licensed Shacks and 99 were international licensed Shacks. As of June 24, 2020, 8 domestic company-operated Shacks and 27 licensed Shacks were temporarily closed due to COVID-19.
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Shake Shack Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and on a basis consistent in all material respects with the accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 25, 2019 ("2019 Form 10-K"). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our 2019 Form 10-K. In our opinion, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of our financial position and results of operation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.
SSE Holdings is considered a variable interest entity. Shake Shack Inc. is the primary beneficiary as we have the majority economic interest in SSE Holdings and, as the sole managing member, have decision making authority that significantly affects the economic performance of the entity, while the limited partners have no substantive kick-out or participating rights. As a result, we consolidate SSE Holdings. The assets and liabilities of SSE Holdings represent substantially all of our consolidated assets and liabilities with the exception of certain deferred taxes and liabilities under the Tax Receivable Agreement. As of June 24, 2020 and December 25, 2019, the net assets of SSE Holdings were $394,424 and $270,542, respectively. The assets of SSE Holdings are subject to certain restrictions in SSE Holdings' revolving credit agreement. See Note 8 for more information.
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
10 | Shake Shack Inc. Form 10-Q

Recently Adopted Accounting Pronouncements
We adopted the Accounting Standards Updates (“ASUs”) summarized below in fiscal 2020.

Accounting Standards Update (“ASU”)	Description	Date Adopted
Measurement of Credit Losses on Financial Instruments (ASU 2016-13)	This standard replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.

	The adoption of this standard did not have a material impact to our consolidated financial statements.	December 26, 2019
Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04)	This standard provides optional guidance for a limited time to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued.

	The adoption of this standard did not have a material impact to our consolidated financial statements.	Effective upon issuance (March 12, 2020)
Recently Issued Accounting Pronouncements

Accounting Standards Update (“ASU”)	Description	Expected Impact	Effective Date
Simplifying the Accounting for Income Taxes (ASU 2019-12)	This standard removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. It also adds guidance in certain areas, including the recognition of franchise taxes, recognition of deferred taxes for tax goodwill, allocation of taxes to members of a consolidated group, computation of annual effective tax rates related to enacted changes in tax laws, and minor improvements related to employee stock ownership plans and investments in qualified affordable housing projects accounted for using the equity method.	We are currently evaluating the impact this standard will have on our consolidated financial statements.	December 31, 2020 Early adoption is permitted.
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
Shake Shack Inc. Form 10-Q | 11

and payment for the restaurant opening fees are received either in advance of or upon opening the related restaurant. These payments are initially deferred and recognized as revenue as the performance obligations are satisfied, which occurs over a long-term period.
Revenue from sales-based royalties is recognized as the related sales occur.
Revenue recognized during the thirteen and twenty-six weeks ended June 24, 2020 and June 26, 2019, disaggregated by type is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 24 2020	June 26 2019	June 24 2020	June 26 2019
Shack sales	$89,519	$147,876	$227,567	$276,445
Licensing revenue:
Sales-based royalties	2,133	4,741	7,076	8,645
Initial territory and opening fees	134	96	313	232
Total revenue	$91,786	$152,713	$234,956	$285,322
The aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of June 24, 2020 was $15,794. We expect to recognize this amount as revenue over a long-term period, as the license term for each Shack ranges from 5 to 20 years. This amount excludes any variable consideration related to sales-based royalties.
Contract Balances
Opening and closing balances of contract liabilities and receivables from contracts with customers is as follows:

	June 24 2020	December 26 2019
Shack sales receivables	$3,713	$4,265
Licensing receivables	2,664	4,510
Gift card liability	2,188	2,258
Deferred revenue, current	552	511
Deferred revenue, long-term	11,221	11,310
Revenue recognized during the thirteen and twenty-six weeks ended June 24, 2020 and June 26, 2019 that was included in their respective liability balances at the beginning of the period is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 24 2020	June 26 2019	June 24 2020	June 26 2019
Gift card liability	$46	$105	$345	$383
Deferred revenue	134	85	305	219
NOTE 4: FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis as of June 24, 2020 and December 25, 2019, and indicate the classification within the fair value hierarchy.

Shake Shack Inc. Form 10-Q | 12

Cash, Cash Equivalents and Marketable Securities
The following tables summarize our cash, cash equivalents and marketable securities by significant investment categories as of June 24, 2020 and December 25, 2019:

	June 24, 2020
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$173,984	$—	$—	$173,984	$173,984	$—
Level 1:
Money market funds	—	—	—	—	—	—
Mutual funds	16,783	50	—	16,833	—	16,833
Total	$190,767	$50	$—	$190,817	$173,984	$16,833

	December 25, 2019
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$32,094	$—	$—	$32,094	$32,094	$—
Level 1:
Money market funds	5,005	—	—	5,005	5,005	—
Mutual funds	36,436	72	—	36,508	—	36,508
Total	$73,535	$72	$—	$73,607	$37,099	$36,508

A summary of other income (loss) from equity securities recognized during the thirteen and twenty-six weeks ended June 24, 2020 and June 26, 2019 is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 24 2020	June 26 2019	June 24 2020	June 26 2019
Equity securities:
Dividend income	$66	$351	$250	$743
Realized gain (loss) on sale of investments	—	36	79	22
Unrealized gain (loss) on equity securities	334	74	(22)	231
Total	$400	$461	$307	$996
A summary of equity securities sold and gross realized gains and losses recognized during the thirteen and twenty-six weeks ended June 24, 2020 and June 26, 2019 is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 24 2020	June 26 2019	June 24 2020	June 26 2019
Equity securities:
Gross proceeds from sales and redemptions	$—	$12,000	$20,000	$27,000
Cost basis of sales and redemptions	—	11,964	19,921	26,978
Gross realized gains included in net income (loss)	—	36	79	36
Gross realized losses included in net income (loss)	—	—	—	(14)
Realized gains and losses are determined on a specific identification method and are included in other income, net on the Condensed Consolidated Statements of Income (Loss). As of June 24, 2020 and December 25, 2019, there was no decline in the market value of our marketable securities investment portfolio.
Shake Shack Inc. Form 10-Q | 13

Other Financial Instruments
The carrying value of our other financial instruments, including accounts receivable, accounts payable, and accrued expenses as of June 24, 2020 and December 25, 2019 approximated their fair value due to the short-term nature of these financial instruments.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets and liabilities that are measured at fair value on a non-recurring basis include our long-lived assets, operating lease right-of-use assets and indefinite-lived intangible assets. During the twenty-six weeks ended June 24, 2020, we recognized an impairment charge of $1,132 at one location. Of the total impairment charge, $736 was attributed to property and equipment held and used, $383 was attributed to operating lease right-of-use assets, and $13 was attributed to finance lease right-of-use assets. The asset impairment charge is included in Impairment and loss on disposal of assets on the Condensed Consolidated Statement of Income (Loss). The fair values of assets were determined using an income-based approach and are classified as Level 3 within the fair value hierarchy. Significant inputs include projections of future cash flows, discount rates, Shack sales and profitability. There were no impairment charges recognized during the thirteen weeks ended June 24, 2020.
NOTE 5: INVENTORIES

Inventories are stated at the lower of cost or net realizable value with cost determined on a first-in, first-out basis. We make adjustments to our inventory reserves for inventories that are deemed to be obsolete or slow moving. As of June 24, 2020 and December 25, 2019, no adjustment was deemed necessary to reduce inventory to net realizable value due to the rapid turnover and high utilization of inventory. Inventories as of June 24, 2020 and December 25, 2019 consisted of the following:

	June 24 2020	December 25 2019
Food	$1,498	$1,738
Wine	95	107
Beer	109	114
Beverages	211	233
Retail merchandise	18	29
Paper goods	415	—
Inventories	$2,346	$2,221
NOTE 6: PROPERTY AND EQUIPMENT

Property and equipment as of June 24, 2020 and December 25, 2019 consisted of the following:

	June 24 2020	December 25 2019
Leasehold improvements	$321,137	$302,204
Equipment	57,669	54,404
Furniture and fixtures	18,986	18,082
Computer equipment and software	25,544	24,226
Financing equipment lease assets	8,383	7,442
Construction in progress	32,293	30,290
Property and equipment, gross	464,012	436,648
Less: accumulated depreciation	141,850	121,786
Property and equipment, net	$322,162	$314,862

14 | Shake Shack Inc. Form 10-Q

NOTE 7: SUPPLEMENTAL BALANCE SHEET INFORMATION

The components of other current liabilities as of June 24, 2020 and December 25, 2019 are as follows:

	June 24 2020	December 25 2019
Sales tax payable	$2,426	$4,086
Current portion of liabilities under tax receivable agreement	—	7,777
Gift card liability	2,188	2,258
Current portion of financing equipment lease liabilities	1,802	1,873
Other	4,984	3,505
Other current liabilities	$11,400	$19,499
The components of other long-term liabilities as of June 24, 2020 and December 25, 2019 are as follows:

	June 24 2020	December 25 2019
Deferred licensing revenue	$11,221	$11,310
Long-term portion of financing equipment lease liabilities	3,559	3,643
Other	350	375
Other long-term liabilities	$15,130	$15,328
NOTE 8: DEBT

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
The Revolving Credit Facility requires us to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios. We are not subject to these coverage ratios for a period of time due to the First Amendment to the Revolving Credit Facility described below. In addition, the Revolving Credit Facility contains other customary affirmative and negative covenants, including those which (subject to certain exceptions and dollar thresholds) limit our ability to incur debt; incur liens; make investments; engage in mergers, consolidations, liquidations or acquisitions; dispose of assets; make distributions on or repurchase equity securities; engage in transactions with affiliates; and prohibits us, with certain exceptions, from engaging in any line of business not related to our current line of business. As of June 24, 2020, we were in compliance with all covenants.
In May 2020, we entered into a first amendment to the Revolving Credit Facility ("First Amendment"), which, among other things, provides for modified financial covenant compliance requirements for a period of time. The First Amendment requires us to maintain minimum liquidity of $25,000 through July 1, 2021 and outstanding borrowings during the applicable period covered by
Shake Shack Inc. Form 10-Q | 15

the First Amendment bear interest at either: (i) LIBOR plus a percentage ranging from 1.0% to 2.5% or (ii) the base rate plus a percentage ranging from 0.0% to 1.50%, in each case depending on our net lease adjusted leverage ratio.
In March 2020, we drew down the full $50,000 available under the Revolving Credit Facility to enhance liquidity and financial flexibility given the uncertain market conditions created by the COVID-19 pandemic. We repaid this amount in full, plus interest, in June 2020.
Total interest costs incurred were $442 and $554 for the thirteen and twenty-six weeks ended June 24, 2020, respectively, and $97 and $169 for the thirteen and twenty-six weeks ended June 26, 2019, respectively. No amounts were capitalized into property and equipment for the thirteen and twenty-six weeks ended June 24, 2020 and June 26, 2019.
Paycheck Protection Program
In April 2020, we entered into a $10,000 note payable with J.P. Morgan pursuant to the Paycheck Protection Program (“PPP Loan”) under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and returned the entire outstanding balance plus interest in April 2020.
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
16 | Shake Shack Inc. Form 10-Q

amounts in the measurement of the initial operating lease liability, which are also reflected as a reduction to the initial measurement of the right-of-use asset.
A summary of finance and operating lease right-of-use assets and liabilities as of June 24, 2020 and December 25, 2019 is as follows:

	Classification	June 24 2020	December 25 2019
Finance leases	Property and equipment, net	$5,248	$5,444
Operating leases	Operating lease assets	298,602	274,426
Total right-of-use assets		$303,850	$279,870

Finance leases:
	Other current liabilities	$1,802	$1,873
	Other long-term liabilities	3,559	3,643
Operating leases:
	Operating lease liabilities, current	37,082	30,002
	Long-term operating lease liabilities	332,751	304,914
Total lease liabilities		$375,194	$340,432
The components of lease expense for the thirteen and twenty-six weeks ended June 24, 2020 and June 26, 2019 was as follows:

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Classification	June 24 2020	June 26 2019	June 24 2020	June 26 2019
Finance lease cost:
Amortization of right-of-use assets	Depreciation expense	$602	$619	$1,179	$953
Interest on lease liabilities	Interest expense	55	55	110	96
Operating lease cost	Occupancy and related expenses General and administrative expenses Pre-opening costs	11,478	9,855	22,220	18,765
Short-term lease cost	Occupancy and related expenses	69	17	193	34
Variable lease cost	Occupancy and related expenses General and administrative expenses Pre-opening costs	4,087	3,836	7,817	7,298
Total lease cost		$16,291	$14,382	$31,519	$27,146
Shake Shack Inc. Form 10-Q | 17

As of June 24, 2020, future minimum lease payments for finance and operating leases consisted of the following:

	Finance Leases	Operating Leases
2020	$1,051	$21,424
2021	1,765	47,721
2022	1,284	52,463
2023	823	52,737
2024	496	51,697
Thereafter	337	262,345
Total minimum payments	5,756	488,387
Less: imputed interest	395	118,553
Total lease liabilities	$5,361	$369,833
As of June 24, 2020 we had additional operating lease commitments of $53,952 for non-cancelable leases without a possession date, which will begin to commence in 2020. These lease commitments are consistent with the leases that we have executed thus far and include a number of real estate leases where we are involved in the construction and design.
A summary of lease terms and discount rates for finance and operating leases as of June 24, 2020 and December 25, 2019 is as follows:

	June 24 2020	December 25 2019
Weighted-average remaining lease term (years):
Finance leases	5.1	5.1
Operating leases	10.1	10.1
Weighted-average discount rate:
Finance leases	3.6%	3.7%
Operating leases	4.0%	5.4%
Supplemental cash flow information related to leases for the twenty-six weeks ended June 24, 2020 and June 26, 2019 is as follows:

	Twenty-Six Weeks Ended
	June 24 2020	June 26 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$110	$148
Operating cash flows from operating leases	15,799	27,238
Financing cash flows from finance leases	1,150	1,433
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	1,020	1,927
Operating leases	30,982	65,773
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
Shake Shack Inc. Form 10-Q | 18

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

The following table summarizes the ownership interest in SSE Holdings as of June 24, 2020 and December 25, 2019.

	June 24, 2020		December 25, 2019
	LLC Interests	Ownership%	LLC Interests	Ownership %
Number of LLC Interests held by Shake Shack Inc.	38,236,538	92.5%	34,417,302	91.6%
Number of LLC Interests held by non-controlling interest holders	3,117,002	7.5%	3,145,197	8.4%
Total LLC Interests outstanding	41,353,540	100.0%	37,562,499	100.0%
The weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to Shake Shack Inc. and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for the thirteen and twenty-six weeks ended June 24, 2020 was 7.7% and 8.0%, respectively. The non-controlling interest holders' weighted average ownership percentage for the thirteen and twenty-six weeks ended June 26, 2019 was 19.0% and 19.7%, respectively.
The following table summarizes the effects of changes in ownership of SSE Holdings on our equity during the thirteen and twenty-six weeks ended June 24, 2020 and June 26, 2019.
Shake Shack Inc. Form 10-Q | 19

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 24 2020	June 26 2019	June 24 2020	June 26 2019
Net income (loss) attributable to Shake Shack Inc.	$(16,211)	$9,030	$(17,171)	$11,576
Transfers (to) from non-controlling interests:
Increase in additional paid-in capital as a result of the redemption of LLC Interests	—	4,886	195	5,480
Increase (decrease) in additional paid-in capital as a result of activity under stock compensation plans and the related income tax effect	(164)	(43)	260	932
Increase in additional paid-in-capital as a result of the issuance of Class A common stock sold in equity offerings	135,718	—	135,718	—
Total effect of changes in ownership interest on equity attributable to Shake Shack Inc.	$119,343	$13,873	$119,002	$17,988
The following table summarizes redemptions of LLC Interests activity during the thirteen and twenty-six weeks ended June 24, 2020 and June 26, 2019.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 24 2020	June 26 2019	June 24 2020	June 26 2019
Redemption and acquisition of LLC Interests
Number of LLC Interests redeemed by non-controlling interest holders	—	722,306	28,195	826,138
Number of LLC Interests received by Shake Shack Inc.	—	722,306	28,195	826,138
Issuance of Class A common stock
Shares of Class A common stock issued in connection with redemptions of LLC Interests	—	722,306	28,195	826,138
Cancellation of Class B common stock
Shares of Class B common stock surrendered and canceled	—	722,306	28,195	826,138
During the thirteen and twenty-six weeks ended June 24, 2020, we received an aggregate of 63,601 and 141,504 LLC Interests, respectively, in connection with the activity under our stock compensation plan and 137,151 and 210,714 LLC Interests, respectively, during the thirteen and twenty-six weeks ended June 26, 2019.
NOTE 11: EQUITY-BASED COMPENSATION

A summary of equity-based compensation expense recognized during the thirteen and twenty-six weeks ended June 24, 2020 and June 26, 2019 is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 24 2020	June 26 2019	June 24 2020	June 26 2019
Stock options	$26	$655	$287	$1,337
Performance stock units	363	1,007	776	1,719
Restricted stock units	1,030	518	1,656	816
Equity-based compensation expense	$1,419	$2,180	$2,719	$3,872

Total income tax benefit recognized related to equity-based compensation	$39	$51	$75	$93
20 | Shake Shack Inc. Form 10-Q

Equity-based compensation expense is included in general and administrative expenses and labor and related expenses on the Condensed Consolidated Statements of Income (Loss) during the thirteen and twenty-six weeks ended June 24, 2020 and June 26, 2019 as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 24 2020	June 26 2019	June 24 2020	June 26 2019
General and administrative expenses	$1,268	$2,084	$2,482	$3,726
Labor and related expenses	151	96	237	146
Equity-based compensation expense	$1,419	$2,180	$2,719	$3,872
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
Income Tax Expense
A reconciliation of income tax expense computed at the U.S. federal statutory income tax rate to the recognized income tax expense is as follows:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	June 24 2020		June 26 2019		June 24 2020		June 26 2019
Expected U.S. federal income taxes at statutory rate	$(5,065)	21.0%	$2,567	21.0%	$(5,274)	21.0%	$3,754	21.0%
State and local income taxes, net of federal benefit	(1,576)	6.5%	823	6.7%	(1,701)	6.8%	1,242	6.9%
Foreign withholding taxes	(325)	1.3%	627	5.1%	210	(0.8)%	969	5.4%
Tax credits	(393)	1.6%	(1,446)	(11.7)%	(427)	1.7%	(1,822)	(10.2)%
Non-controlling interest	501	(2.0)%	(623)	(5.1)%	421	(1.7)%	(947)	(5.3)%
Tax effect of change in basis related to the adoption of ASC 842	—	—%	—	—%	—	—%	1,161	6.5%
Change in valuation allowance	749	(3.1)%	(895)	(7.3)%	749	(3.0)%	(1,261)	(7.1)%
Other	17	—%	(3)	0.1%	17	(0.1)%	1	—%
Income tax expense	$(6,092)	25.3%	$1,050	8.6%	$(6,005)	23.9%	$3,097	17.3%
Our effective income tax rates for the thirteen weeks ended June 24, 2020 and June 26, 2019 were 25.3% and 8.6%, respectively. The increase was primarily driven by lower pre-tax book income resulting in a loss, causing the tax credits to have an increasing effect on the tax rate, as well as the recognition of a valuation allowance against foreign tax credits that are not expected to be realized before the expiration of the carryforward period. Additionally, an increase in our ownership interest in SSE Holdings increases our share of the taxable income (loss) of SSE Holdings. Our weighted-average ownership interest in SSE Holdings was 92.3% and 81.0% for the thirteen weeks ended June 24, 2020 and June 26, 2019, respectively.
Our effective income tax rates for the twenty-six weeks ended June 24, 2020 and June 26, 2019 were 23.9% and 17.3%, respectively. The increase was primarily driven by lower pre-tax book income resulting in a loss, causing the tax credits to have an increasing effect on the tax rate, as well as the recognition of a valuation allowance against foreign tax credits that are not expected to be realized before the expiration of the carryforward period. These were partially offset by a reduction in the tax effect of changes related to the adoption of new accounting standards, for which there were none during the twenty-six weeks
Shake Shack Inc. Form 10-Q | 21

ended June 24, 2020. Additionally, as noted above, an increase in our ownership interest in SSE Holdings increases our share of the taxable income (loss) of SSE Holdings. Our weighted-average ownership interest in SSE Holdings was 92.0% and 80.3% for the twenty-six weeks ended June 24, 2020 and June 26, 2019, respectively.
Deferred Tax Assets and Liabilities
During the twenty-six weeks ended June 24, 2020, we acquired an aggregate of 169,699 LLC Interests in connection with the redemption of LLC Interests, activity relating to our stock compensation plan, and in connection with the second quarter equity offering. We recognized a deferred tax asset in the amount of $1,297 associated with the basis difference in our investment in SSE Holdings upon acquisition of these LLC Interests. As of June 24, 2020, the total deferred tax asset related to the basis difference in our investment in SSE Holdings was $172,350. However, a portion of the total basis difference will only reverse upon the eventual sale of our interest in SSE Holdings, which we expect would result in a capital loss. As of June 24, 2020, the total valuation allowance established against the deferred tax asset to which this portion relates was $104.
During the twenty-six weeks ended June 24, 2020, we also recognized $88 of deferred tax assets related to additional tax basis increases generated from expected future payments under the Tax Receivable Agreement and related deductions for imputed interest on such payments. See "—Tax Receivable Agreement" for more information.
We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of June 24, 2020, we concluded, based on the weight of all available positive and negative evidence, that all of our deferred tax assets (except for those deferred tax assets described above relating to basis differences that are expected to result in a capital loss upon the eventual sale of our interest in SSE Holdings and New York City UBT and certain foreign tax credits) are more likely than not to be realized. As such, an additional valuation allowance of $749 was recognized on certain foreign tax credits not expected to be realized before the expiration of the carryforward period.
Uncertain Tax Positions
No uncertain tax positions existed as of June 24, 2020. Shake Shack Inc. was formed in September 2014 and did not engage in any operations prior to our initial public offering in February of 2015 and related organizational transactions. Shake Shack Inc. first filed tax returns for tax year 2014, which is the first tax year subject to examination by taxing authorities for U.S. federal and state income tax purposes. Additionally, although SSE Holdings is treated as a partnership for U.S. federal and state income taxes purposes, it is still required to file an annual U.S. Return of Partnership Income, which is subject to examination by the Internal Revenue Service ("IRS"). The statute of limitations has expired for tax years through 2015 for SSE Holdings.
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
During the twenty-six weeks ended June 24, 2020, we acquired an aggregate of 28,195 LLC Interests in connection with the redemption of LLC Interests, which resulted in an increase in the tax basis of our investment in SSE Holdings subject to the
22 | Shake Shack Inc. Form 10-Q

provisions of the Tax Receivable Agreement. We recognized an additional liability in the amount of $313 for the TRA Payments due to the redeeming members, representing 85% of the aggregate tax benefits we expect to realize from the tax basis increases related to the redemption of LLC Interests, after concluding it was probable that such TRA Payments would be paid based on our estimates of future taxable income. During the twenty-six weeks ended June 24, 2020 and June 26, 2019, payments of $6,643 and $707, inclusive of interest, were made to the parties to the Tax Receivable Agreement, respectively. As of June 24, 2020, the total amount of TRA Payments due under the Tax Receivable Agreement, was $228,096, of which $0 was included in other current liabilities on the Condensed Consolidated Balance Sheet. See Note 15 for more information relating to our liabilities under the Tax Receivable Agreement.
CARES Act
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) to provide certain relief as a result of the COVID-19 pandemic. The CARES Act provides tax relief, along with other stimulus measures, including a retroactive technical correction of prior tax legislation for tax depreciation of certain qualified improvement property, among other changes.
We are currently estimating the amount of accelerated tax depreciation deductions as a result of the technical amendments made by the CARES Act to qualified improvement property. During the thirteen weeks ended June 24, 2020, we recognized accelerated tax depreciation deductions of $171 related to assets placed in service in fiscal 2020, and are recorded as components within our deferred income taxes, net on the Condensed Consolidated Balance Sheets. The impact of assets placed into service during fiscal 2018 and fiscal 2019 will be reflected in our third quarter provision. In addition, subsequent to the second quarter of 2020, we began deferring the employer-paid portion of social security taxes as permitted by the CARES Act.
NOTE 13: EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share of Class A common stock is computed by dividing net income (loss) attributable to Shake Shack Inc. by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings (loss) (loss) per share of Class A common stock is computed by dividing net income (loss) attributable to Shake Shack Inc. by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) (loss) per share of Class A common stock for the thirteen and twenty-six weeks ended June 24, 2020 and June 26, 2019.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 24 2020	June 26 2019	June 24 2020	June 26 2019
Numerator:
Net income (loss)	$(18,031)	$11,171	$(19,110)	$14,778
Less: net income (loss) attributable to non-controlling interests	(1,820)	2,141	(1,939)	3,202
Net income (loss) attributable to Shake Shack Inc.	$(16,211)	$9,030	$(17,171)	$11,576
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	37,309	30,122	35,876	29,842
Effect of dilutive securities:
Stock options	—	775	—	753
Performance stock units	—	68	—	72
Restricted stock units	—	50	—	36
Weighted-average shares of Class A common stock outstanding—diluted	37,309	31,015	35,876	30,703

Earnings (loss) per share of Class A common stock—basic	$(0.43)	$0.30	$(0.48)	$0.39
Earnings (loss) per share of Class A common stock—diluted	$(0.43)	$0.29	$(0.48)	$0.38
Shake Shack Inc. Form 10-Q | 23

Shares of our Class B common stock do not share in the earnings or losses of Shake Shack and are therefore not participating securities. As such, separate presentation of basic and diluted earnings (loss) per share of Class B common stock under the two-class method has not been presented.
The following table presents potentially dilutive securities, as of the end of the period, excluded from the computations of diluted earnings (loss) per share of Class A common stock for the thirteen and twenty-six weeks ended June 24, 2020 and June 26, 2019.

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	June 24 2020		June 26 2019		June 24 2020		June 26 2019
Stock options	813,488	(1)	—		813,488	(1)	—
Performance stock units	143,534	(1)	68,914	(2)	143,534	(1)	68,914	(2)
Restricted stock units	265,293	(1)	—		265,293	(1)	—
Shares of Class B common stock	3,117,002	(3)	6,731,209	(3)	3,117,002	(3)	6,731,209	(3)
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
NOTE 14: SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information for the twenty-six weeks ended June 24, 2020 and June 26, 2019:

	Twenty-Six Weeks Ended
	June 24 2020	June 26 2019
Cash paid for:
Income taxes, net of refunds	$775	$1,554
Interest, net of amounts capitalized	491	143
Non-cash investing activities:
Accrued purchases of property and equipment	5,405	14,072
Capitalized equity-based compensation	22	55
Non-cash financing activities:
Class A common stock issued in connection with the redemption of LLC Interests	—	1
Cancellation of Class B common stock in connection with the redemption of LLC Interests	—	(1)
Establishment of liabilities under tax receivable agreement	313	14,395
24 | Shake Shack Inc. Form 10-Q

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
As security under the terms of one of our leases, we are obligated under a letter of credit totaling $130 as of June 24, 2020, which expires in February 2026. Additionally, in September 2017, we entered into a letter of credit in conjunction with our new home office lease in the amount of $603, which expires in August 2020 and renews automatically for one-year periods through January 31, 2034.
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
Legal Contingencies
In February 2018, a claim was filed against Shake Shack in California state court alleging certain violations of the California Labor Code.  At a mediation between the parties, we agreed to settle the matter with the plaintiff and all other California employees who elect to participate in the settlement for $1,200.  As of June 24, 2020, an accrual in the amount of $1,200 was recorded for this matter and related expenses.

We are subject to various legal proceedings, claims and liabilities, such as employment-related claims and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance. As of June 24, 2020, the amount of the ultimate liability with respect to these matters was not material.
Liabilities under Tax Receivable Agreement
As described in Note 12, we are a party to the Tax Receivable Agreement under which we are contractually committed to pay certain of the members of SSE Holdings 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of certain transactions. We are not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated with the transactions that gave rise to the payments are realized. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. During the twenty-six weeks ended June 24, 2020 and June 26, 2019, we recognized liabilities totaling $313 and $1,636, respectively, relating to our obligations under the Tax Receivable Agreement, after concluding that it was probable that we would have sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. As of June 24, 2020 and December 25, 2019, our total obligations under the Tax Receivable Agreement were $228,096 and $234,426, respectively. There were no transactions subject to the Tax Receivable Agreement for which we did not recognize the related liability, as we concluded that we would have sufficient future taxable income to utilize all of the related tax benefits.
Shake Shack Inc. Form 10-Q | 25

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

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Classification	June 24 2020	June 26 2019	June 24 2020	June 26 2019
Amounts received from HYC	Licensing revenue	$12	$85	$34	$151

	Classification	June 24 2020	December 25 2019
Amounts due from HYC	Accounts Receivable	$28	$47
Madison Square Park Conservancy
The Chairman of our Board of Directors serves as a director of the Madison Square Park Conservancy ("MSP Conservancy"), with which we have a license agreement and pay license fees to operate our Madison Square Park Shack.

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Classification	June 24 2020	June 26 2019	June 24 2020	June 26 2019
Amounts paid to MSP Conservancy	Occupancy and related expenses	$—	$276	$219	$554

	Classification	June 24 2020	December 25 2019
Amounts due to MSP Conservancy	Accrued expenses	$282	$53
Olo, Inc.
The Chairman of our Board of Directors serves as a director of Olo, Inc. (formerly known as "Mobo Systems, Inc."), a platform we use in connection with our mobile ordering application. No amounts were due to Olo as of June 24, 2020 and December 25, 2019, respectively.

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Classification	June 24 2020	June 26 2019	June 24 2020	June 26 2019
Amounts paid to Olo	Other operating expenses	$42	$40	$94	$78
Square, Inc.
Our Chief Executive Officer is a member of the Board of Directors of Square, Inc. ("Square"). We currently use certain point-of-sale applications, payment processing services, hardware and other enterprise platform services in connection with the
Shake Shack Inc. Form 10-Q | 26

processing of a limited amount of sales at certain of our locations, sales for certain off-site events and in connection with our kiosk technology. No amounts were due to Square as of June 24, 2020 and December 25, 2019, respectively.

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Classification	June 24 2020	June 26 2019	June 24 2020	June 26 2019
Amounts paid to Square	Other operating expenses	$218	$442	$789	$708
Tax Receivable Agreement
As described in Note 12, we entered into a tax receivable agreement with certain members of SSE Holdings that provides for the payment by us of 85% of the amount of tax benefits, if any, that Shake Shack actually realizes or in some cases is deemed to realize as a result of certain transactions.

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Classification	June 24 2020	June 26 2019	June 24 2020	June 26 2019
Amounts paid to members (inclusive of interest)	Other current liabilities	$74	$—	$6,643	$707

	Classification	June 24 2020	December 25 2019
Amounts due under the Tax Receivable Agreement	Other current liabilities Liabilities under tax receivable agreement, net of current portion	$228,096	$234,426
Distributions to Members of SSE Holdings
Under the terms of the SSE Holdings LLC Agreement, SSE Holdings is obligated to make tax distributions to its members. No tax distributions were payable to non-controlling interest holders as of June 24, 2020 and December 25, 2019, respectively.

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Classification	June 24 2020	June 26 2019	June 24 2020	June 26 2019
Amounts paid to non-controlling interest holders	Net income attributable to non-controlling interests	$9	$1,558	$314	$1,667

Shake Shack Inc. Form 10-Q | 27

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
OVERVIEW

Shake Shack is a modern day "roadside" burger stand serving a classic American menu of premium burgers, chicken sandwiches, hot dogs, crinkle cut fries, shakes, frozen custard, beer and wine. As of June 24, 2020, there were 292 Shacks in operation system-wide, of which 171 were domestic company-operated Shacks, 22 were domestic licensed Shacks and 99 were international licensed Shacks.
COVID-19 Update
We have experienced gradual improvement in the business during the second quarter of 2020, and third quarter to date. The speed of our recovery has differed depending on the location of our Shacks, with those Shacks concentrated in urban areas, such as New York City, most impacted by the COVID-19 outbreak. Urban Shacks represent approximately half the Shacks in the comparable base, yet accounted for approximately 60% of our same-Shack sales prior to the COVID-19 outbreak. During the second quarter of 2020, same-Shack sales in our urban Shacks were down 57% and suburban Shacks were down 38% compared to the same period last year. Subsequent to the second quarter of 2020, in fiscal July 2020, same-Shack sales for our urban Shacks were down 50% and suburban Shacks were down 24% compared to the same period last year. As of July 22, approximately 95% of domestic company-operated Shacks were open.
As in-Shack ordering has increased over recent weeks, digital sales mix has continued to shift. During the second quarter total digital sales represented 75% of total Shack sales and more than doubled compared to the first quarter of 2020. Our native web and app channels more than tripled compared to the same period last year, and when combined, continued to be the fastest growing channels throughout Q2 and into July. For fiscal July, digital sales represented 62% of total Shack sales, retaining over 90% of the digital sales that were achieved during fiscal May even as in-Shack sales have gradually returned. In addition, we have welcomed over 800,000 first time purchasers via our own digital channels since early March, which is nearly four times higher than in the same period last year. We expect digital channels to remain a significant component of sales and ongoing growth.
28 | Shake Shack Inc. Form 10-Q

The following table presents fiscal monthly information about our current trends in Shack sales.

	First Quarter	Second Quarter			Third Quarter
(dollar amounts in thousands)	March 25	April 22	May 20	June 24	July 22
Average weekly sales*	$56	$32	$50	$52	$56
Total year-over-year sales growth (decline)	(11)%	(56)%	(32)%	(32)%	(23)%
Same-Shack sales %	(29)%	(64)%	(42)%	(42)%	(39)%

*Average weekly sales is calculated by dividing total Shack sales by the number of operating weeks for all Shacks in operation during the period. For Shacks that are not open for the entire period, fractional adjustments are made to the number of operating weeks open such that it corresponds to the period of associated sales.

Our licensed business has shown gradual improvement across all regions as approximately 80% of licensed Shacks have reopened. All Shacks in Hong Kong, mainland China, Japan and Korea (with the exception of the Incheon Airport Shack) are now open although in most cases with limited hours and smaller capacity dining rooms. In the Middle East, the majority of Shacks have re-opened primarily for take-out and delivery with dining rooms slowly starting to open across the region. Approximately half the Shacks in the United Kingdom are fully reopened. Nearly all domestic stadium and event venues remain closed. Half of all airport locations are open but operating at severely reduced sales levels while air travel remains at a fraction of its volume prior to the COVID-19 outbreak. As an example of the dynamic and quickly evolving environment, the Shack located in Terminal 3 of the LAX airport will not reopen, as the airport has chosen to take this time to tear down and replace the terminal entirely.

The following table presents fiscal monthly information about our licensed sales trends.

	First Quarter	Second Quarter			Third Quarter
(dollar amounts in millions)	March 25	April 22	May 20	June 24	July 22
Weekly licensed sales(1)	$4.6	$2.0	$2.4	$3.5	$4.6
Total year-over-year licensed sales growth (decline)	13%	(65)%	(58)%	(47)%	(32)%
Number of open licensed Shacks	96	56	59	91	98
* Weekly licensed sales is an operating measure and consists of sales from domestic licensed Shacks and international licensed Shacks. We do not recognize the sales from licensed Shacks as revenue. Of these amounts, revenue is limited to licensing revenue based on a percentage of sales from domestic and international licensed Shacks, as well as certain up-front fees such as territory fees and opening fees.
Development Highlights
During the second quarter ended June 24, 2020, we opened four new domestic Shacks with new locations in Topanga, Sacramento, Charlotte and St. Louis. With gradual sales recovery, primarily across most markets outside of New York City, we have restarted new Shack development. We expect to open between 6 and 11 additional domestic company-operated Shacks, back weighted towards the end of this year, for a total of 15 to 20 for the full year. However, given the ongoing uncertainties around construction, local government restrictions, and the broader operating environment during COVID-19, this number may be subject to change as target dates potentially shift.
During the second quarter ended June 24, 2020, we opened one new international licensed Shack in China at the Shanghai Hongqiao International Airport. In fiscal June, we expanded our partnership with licensee Maxim’s Caterers Limited which targets a development agreement of 15 Shacks in South China by 2030, including locations in Shenzhen, Guangzhou and more. Through this expanded partnership, this agreement increases development targets for mainland China to 55 Shacks by 2030, of which five Shacks are open today.

Shake Shack Inc. Form 10-Q | 29

Financial Highlights for the Second Quarter 2020 compared to the Second Quarter 2019:
▪Total revenue decreased 39.9% to $91.8 million.
▪Shack sales decreased 39.5% to $89.5 million.
▪Same-Shack sales decreased 49.0%.
▪Licensed revenue decreased 53.1% to $2.3 million.
▪Shack system-wide sales decreased 45.2% to $123.8 million.
▪Operating loss of $24.1 million compared to operating income of $11.9 million in the prior year second quarter.
▪Shack-level operating profit*, a non-GAAP measure, decreased 94.7% to $1.9 million, or 2.2% of Shack sales.
▪Net loss was $18.0 million and adjusted EBITDA*, a non-GAAP measure, was a loss of $8.8 million, compared to net income of $11.2 million and adjusted EBITDA of $25.9 million in the prior year second quarter.
▪Net loss attributable to Shake Shack Inc. was $16.2 million and adjusted pro forma net loss*, a non-GAAP measure, was $18.3 million, or a loss of $0.45 per fully exchanged and diluted share, compared to net income attributable to Shake Shack Inc. of $9.0 million, adjusted pro forma net income of $10.2 million, or $0.27 per fully exchanged and diluted share, in the prior year second quarter.
▪Five system-wide Shack openings, comprised of four domestic company-operated Shacks and one licensed Shack.
▪As of June 24, 2020, we had $190.8 million in cash and marketable securities on hand.

* Shack-level operating profit, adjusted EBITDA and adjusted pro forma net income (loss) are non-GAAP measures. Reconciliations of Shack-level operating profit to operating income (loss) and adjusted EBITDA to net income (loss), the most directly comparable financial measures presented in accordance with GAAP, are set forth in the schedules within “Non-GAAP Financial Measures,” herein.
FISCAL 2020 OUTLOOK

Given the substantial uncertainty and subsequent material economic impact caused by the COVID-19 pandemic, we have withdrawn our guidance for the fiscal year ending December 30, 2020.
30 | Shake Shack Inc. Form 10-Q

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the thirteen and twenty-six weeks ended June 24, 2020 and June 26, 2019:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 24 2020		June 26 2019		June 24 2020		June 26 2019
Shack sales	$89,519	97.5%	$147,876	96.8%	$227,567	96.9%	$276,445	96.9%
Licensing revenue	2,267	2.5%	4,837	3.2%	7,389	3.1%	8,877	3.1%
TOTAL REVENUE	91,786	100.0%	152,713	100.0%	234,956	100.0%	285,322	100.0%
Shack-level operating expenses(1):
Food and paper costs	30,027	33.5%	42,899	29.0%	69,591	30.6%	80,890	29.3%
Labor and related expenses	30,933	34.6%	40,197	27.2%	72,699	31.9%	77,290	28.0%
Other operating expenses	14,304	16.0%	16,755	11.3%	32,083	14.1%	32,323	11.7%
Occupancy and related expenses	12,323	13.8%	11,873	8.0%	24,881	10.9%	22,772	8.2%
General and administrative expenses	14,017	15.3%	15,393	10.1%	30,208	12.9%	29,330	10.3%
Depreciation expense	12,089	13.2%	9,799	6.4%	23,857	10.2%	18,765	6.6%
Pre-opening costs	1,734	1.9%	3,549	2.3%	3,977	1.7%	6,191	2.2%
Impairment and loss on disposal of assets	434	0.5%	377	0.2%	2,522	1.1%	728	0.3%
TOTAL EXPENSES	115,861	126.2%	140,842	92.2%	259,818	110.6%	268,289	94.0%
OPERATING INCOME (LOSS)	(24,075)	(26.2)%	11,871	7.8%	(24,862)	(10.6)%	17,033	6.0%
Other income, net	394	0.4%	447	0.3%	301	0.1%	1,011	0.4%
Interest expense	(442)	(0.5)%	(97)	(0.1)%	(554)	(0.2)%	(169)	(0.1)%
INCOME (LOSS) BEFORE INCOME TAXES	(24,123)	(26.3)%	12,221	8.0%	(25,115)	(10.7)%	17,875	6.3%
Income tax expense (benefit)	(6,092)	(6.6)%	1,050	0.7%	(6,005)	(2.6)%	3,097	1.1%
NET INCOME (LOSS)	(18,031)	(19.6)%	11,171	7.3%	(19,110)	(8.1)%	14,778	5.2%
Less: net income (loss) attributable to non-controlling interests	(1,820)	(2.0)%	2,141	1.4%	(1,939)	(0.8)%	3,202	1.1%
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$(16,211)	(17.7)%	$9,030	5.9%	$(17,171)	(7.3)%	$11,576	4.1%
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 24 2020	June 26 2019	June 24 2020	June 26 2019
Shack sales	$89,519	$147,876	$227,567	$276,445
Percentage of total revenue	97.5%	96.8%	96.9%	96.9%
Dollar change compared to prior year	$(58,357)		$(48,878)
Percentage change compared to prior year	(39.5)%		(17.7)%
The decrease in Shack sales for the thirteen and twenty-six weeks ended June 24, 2020 was primarily due to lost sales related to the impact from the COVID-19 pandemic, Furthermore, Shack sales were negatively impacted by an estimated $3.2 million due to nationwide protests and resulting curfews causing temporary Shack closures and reduced operating hours during the two
Shake Shack Inc. Form 10-Q | 31

week period from May 28th through June 10th. These decreases were partially offset by the opening of 31 new domestic company-operated Shacks between June 26, 2019 and June 24, 2020.
Same-Shack sales decreased 49.0% in the second quarter of 2020 and 31.3% in the twenty-six weeks ended June 24, 2020, driven by the adverse impact of reduced traffic resulting from the COVID-19 pandemic, with Shacks located in typically dense urban locations acutely impacted by the outbreak. The decrease in same-Shack sales for the quarter was driven by a 60.1% decrease in traffic partially offset by an increase in price mix of 11.1%. This increase in price mix was driven by a 28% increase to total average check as a result of the significant shift into digital channels over the last few months, which have historically carried a higher average check than in-Shack. The decrease in same-Shack sales for the twenty-six weeks ended June 24, 2020 was primarily driven by 38.0% decrease in guest traffic partially offset by an increase in price mix of 6.7%. In the second quarter of 2020, same-Shack sales improved from a 64% decline in fiscal April 2020, to a 42% decline in each of fiscal May and June 2020. As noted herein, fiscal June Shack sales were negatively impacted by nationwide protest activity and resulting curfews. After adjusting for the impact of the protests, same-Shack sales showed sequential improvement, with a 39% decline in fiscal June 2020. For the purpose of calculating same-Shack sales growth, Shack sales for 95 Shacks were included in the comparable Shack base.

Average weekly sales for domestic company-operated Shacks decreased to $45,000 for the second quarter of 2020 compared to $85,000 for the same quarter last year, due to the impact of COVID-19. Average weekly sales have, however, experienced steady increases from $32,000 in fiscal April 2020, to $52,000 in fiscal June 2020 and $56,000 for fiscal July, representing an increase of 2.3 times the low point of the COVID-19 outbreak.
Licensing Revenue
Licensing revenue is comprised of license fees, opening fees for certain licensed Shacks and territory fees. License fees are calculated as a percentage of sales and territory fees are payments for the exclusive right to develop Shacks in a specific geographic area.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 24 2020	June 26 2019	June 24 2020	June 26 2019
Licensing revenue	$2,267	$4,837	$7,389	$8,877
Percentage of total revenue	2.5%	3.2%	3.1%	3.1%
Dollar change compared to prior year	$(2,570)		$(1,488)
Percentage change compared to prior year	(53.1)%		(16.8)%
The decreases in licensing revenue for the thirteen and twenty-six weeks ended June 24, 2020 were primarily due to lost sales related to the COVID-19 pandemic, partially offset by a net increase of 24 Shacks opened between June 26, 2019 and June 24, 2020. Licensing revenue showed gradual improvement, with a 65% decline in fiscal April 2020, a 47% decline in fiscal June 2020, and a 32% decline in fiscal July 2020.
Food and Paper Costs
Food and paper costs include the direct costs associated with food, beverage and packaging of our menu items. The components of food and paper costs are variable by nature, changing with sales volume, and are impacted by menu mix and fluctuations in commodity costs, as well as geographic scale and proximity.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 24 2020	June 26 2019	June 24 2020	June 26 2019
Food and paper costs	$30,027	$42,899	$69,591	$80,890
Percentage of Shack sales	33.5%	29.0%	30.6%	29.3%
Dollar change compared to prior year	$(12,872)		$(11,299)
Percentage change compared to prior year	(30.0)%		(14.0)%
The decreases in food and paper costs for the second quarter of June 24, 2020 were primarily due to a decline in sales volume related to the COVID-19 pandemic, partially offset by the opening of 31 new domestic company-operated Shacks between June 26, 2019 and June 24, 2020.
32 | Shake Shack Inc. Form 10-Q

As a percentage of Shack sales, the increase in food and paper costs for the thirteen and twenty-six weeks ended June 24, 2020 was primarily due to sales deleverage resulting from the impact of COVID-19, significant inflation in beef prices, increased paper and packaging costs, a number of incremental payroll costs and higher delivery commissions. For the large part of the second quarter of 2020, we experienced significant inflation in beef, with cost nearly double that of last year for most of June. Beef prices have since returned to more normalized levels, however this increase negatively impacted Food and Paper costs by approximately $2.5 million. Furthermore, the Company had significantly higher paper and packaging costs, with all orders packaged in sealed bags, impacting Food and Paper costs by approximately $1.4 million. For the twenty-six weeks ended June 24, 2020, as a percentage of Shack sales, the increase in food and paper costs were due to sales deleverage resulting from the COVID-19 pandemic, lower chicken costs primarily from lapping the promotional launch of Chick'n Bites, which carried higher costs, and was partially offset by significant inflation in beef prices, higher paper and packaging costs and a non-recurring inventory adjustment, as described in the "Non-GAAP Financial Measures" section, herein.
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 24 2020	June 26 2019	June 24 2020	June 26 2019
Labor and related expenses	$30,933	$40,197	$72,699	$77,290
Percentage of Shack sales	34.6%	27.2%	31.9%	28.0%
Dollar change compared to prior year	$(9,264)		$(4,591)
Percentage change compared to prior year	(23.0)%		(5.9)%
The decreases in labor and related expenses for the thirteen and twenty-six weeks ended June 24, 2020 were primarily due to significant reductions in staffing expenses across all Shacks associated with the impact of COVID-19. These decreases were partially offset by the opening of 31 new domestic company-operated Shacks between June 26, 2019 and June 24, 2020, and incremental payroll costs of $2.4 million as a result of a temporary 10% premium pay raise to hourly employees, guaranteed bonuses for Shack managers, and payments related to scheduling changes for hourly team members as teams navigated the challenging operating conditions caused by COVID-19, during the second quarter of 2020.
As a percentage of Shack sales, the increase in labor and related expenses for the thirteen and twenty-six weeks ended June 24, 2020 was primarily due to sales deleverage associated with the impact of COVID-19 and, to a lesser extent, increases in starting wages, partially offset by the reduction of labor hours.
Other Operating Expenses
Other operating expenses consist of Shack-level marketing expenses, repairs and maintenance, utilities and other operating expenses incidental to operating our domestic company-operated Shacks, such as non-perishable supplies, credit card fees and property insurance.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 24 2020	June 26 2019	June 24 2020	June 26 2019
Other operating expenses	$14,304	$16,755	$32,083	$32,323
Percentage of Shack sales	16.0%	11.3%	14.1%	11.7%
Dollar change compared to prior year	$(2,451)		$(240)
Percentage change compared to prior year	(14.6)%		(0.7)%
The decreases in other operating expenses for the thirteen and twenty-six weeks ended June 24, 2020 were primarily due to the reduction in expenses across all Shacks associated with the impact of COVID-19, partially offset by the opening of 31 new domestic company-operated Shacks between June 26, 2019 and June 24, 2020, and higher delivery expense associated with increased penetration of delivery sales during the quarter.
Shake Shack Inc. Form 10-Q | 33

As a percentage of Shack sales, the increase in other operating expenses for the thirteen and twenty-six weeks ended June 24, 2020 was primarily due to higher delivery commission associated with increased delivery sales and sales deleverage associated with the impact of COVID-19, as described herein.
Occupancy and Related Expenses
Occupancy and related expenses consist of Shack-level occupancy expenses (including rent, common area expenses and certain local taxes), and exclude occupancy expenses associated with unopened Shacks, which are recorded separately in pre-opening costs.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 24 2020	June 26 2019	June 24 2020	June 26 2019
Occupancy and related expenses	$12,323	$11,873	$24,881	$22,772
Percentage of Shack sales	13.8%	8.0%	10.9%	8.2%
Dollar change compared to prior year	$450		$2,109
Percentage change compared to prior year	3.8%		9.3%
This increases in occupancy and related expenses for the thirteen and twenty-six weeks ended June 24, 2020 were primarily due to the opening of 31 new domestic company-operated Shacks between June 26, 2019 and June 24, 2020.
As a percentage of Shack sales, the increase in occupancy and related expenses for the thirteen and twenty-six weeks ended June 24, 2020 was primarily due to sales deleverage associated with the impact of COVID-19.
General and Administrative Expenses
General and administrative expenses consist of costs associated with corporate and administrative functions that support Shack development and operations, as well as equity-based compensation expense.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 24 2020	June 26 2019	June 24 2020	June 26 2019
General and administrative expenses	$14,017	$15,393	$30,208	$29,330
Percentage of total revenue	15.3%	10.1%	12.9%	10.3%
Dollar change compared to prior year	$(1,376)		$878
Percentage change compared to prior year	(8.9)%		3.0%
The decrease in general and administrative expenses for the thirteen and twenty-six weeks ended June 24, 2020 were primarily due to reduced staffing levels, and cuts across the majority of discretionary spend categories, partially offset by increased technology expense to support further digital enhancements, as well as higher professional fees of approximately $0.3 million related to the April equity offering and the implementation of the CARES Act, with additional costs expected in the third quarter of 2020.
As a percentage of total revenue, the increases in general and administrative expenses for the thirteen and twenty-six weeks ended June 24, 2020 were primarily due to sales deleverage associated with the impact of COVID-19.
Depreciation Expense
Depreciation expense consists of the depreciation of fixed assets, including leasehold improvements and equipment.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 24 2020	June 26 2019	June 24 2020	June 26 2019
Depreciation expense	$12,089	$9,799	$23,857	$18,765
Percentage of total revenue	13.2%	6.4%	10.2%	6.6%
Dollar change compared to prior year	$2,290		$5,092
Percentage change compared to prior year	23.4%		27.1%
34 | Shake Shack Inc. Form 10-Q

The increases in depreciation expense for the thirteen and twenty-six weeks ended June 24, 2020 were primarily due to incremental depreciation of capital expenditures related to the opening of 31 new domestic company-operated Shacks between June 26, 2019 and June 24, 2020.
As a percentage of total revenue, the increases in depreciation expense for the thirteen and twenty-six weeks ended June 24, 2020 were primarily due to sales deleverage associated with the impact of COVID-19.
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 24 2020	June 26 2019	June 24 2020	June 26 2019
Pre-opening costs	$1,734	$3,549	$3,977	$6,191
Percentage of total revenue	1.9%	2.3%	1.7%	2.2%
Dollar change compared to prior year	$(1,815)		$(2,214)
Percentage change compared to prior year	(51.1)%		(35.8)%
The decreases in pre-opening costs for the thirteen and twenty-six weeks ended June 24, 2020 were due to the lower number of new domestic company-operated Shacks opened during the current period compared to the prior-year period.
Impairment and Loss on Disposal of Property and Equipment
Impairment and loss on disposal of assets include impairment charges related to our long-lived assets, which includes property and equipment, as well as operating and finance lease assets. Additionally, impairment and loss on disposal of assets includes the net book value of assets that have been retired and consists primarily of furniture, equipment and fixtures that were replaced in the normal course of business.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 24 2020	June 26 2019	June 24 2020	June 26 2019
Impairment and loss on disposal of property and equipment	$434	$377	$2,522	$728
Percentage of total revenue	0.5%	0.2%	1.1%	0.3%
Dollar change compared to prior year	$57		$1,794
Percentage change compared to prior year	15.1%		246.4%
The increase in impairment and loss on disposal of property and equipment for the thirteen and twenty-six weeks ended June 24, 2020 was primarily due to the number of Shacks maturing in our base and renovations. For the twenty-six weeks ended June 24, 2020, the increase was also due to an asset impairment charge of $1.1 million in the current period.
Other Income, Net
Other income, net consists of interest income, dividend income and net unrealized and realized gains and losses from the sale of marketable securities.
Shake Shack Inc. Form 10-Q | 35

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 24 2020	June 26 2019	June 24 2020	June 26 2019
Other income, net	$394	$447	$301	$1,011
Percentage of total revenue	0.4%	0.3%	0.1%	0.4%
Dollar change compared to prior year	$(53)		$(710)
Percentage change compared to prior year	(11.9)%		(70.2)%
The decrease in other income, net for the thirteen weeks ended June 24, 2020 was primarily due to a decrease in dividend income partially offset by unrealized gains related to our investments in marketable securities. For the twenty-six weeks ended June 24, 2020, the decrease was primarily due to a decrease in dividend income and unrealized losses related to our investments in marketable securities.
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 24 2020	June 26 2019	June 24 2020	June 26 2019
Interest expense	$(442)	$(97)	$(554)	$(169)
Percentage of total revenue	(0.5)%	(0.1)%	(0.2)%	(0.1)%
Dollar change compared to prior year	$(345)		$(385)
Percentage change compared to prior year	355.7%		227.8%
The increases in interest expense for the thirteen and twenty-six weeks ended June 24, 2020 was primarily due to an increase in interest and fees associated with our Revolving Credit Facility in the current year.
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 24 2020	June 26 2019	June 24 2020	June 26 2019
Income tax expense	$(6,092)	$1,050	$(6,005)	$3,097
Percentage of total revenue	(6.6)%	0.7%	(2.6)%	1.1%
Dollar change compared to prior year	$(7,142)		$(9,102)
Percentage change compared to prior year	(680.2)%		(293.9)%

Our effective income tax rates for the thirteen weeks ended June 24, 2020 and June 26, 2019 were 25.3% and 8.6%, respectively. The increase was primarily driven by lower pre-tax book income resulting in a loss, causing the tax credits to have an increasing effect on the tax rate, as well as the recognition of a valuation allowance against foreign tax credits that are not expected to be realized before the expiration of the carryforward period. Additionally, an increase in our ownership interest in SSE Holdings increases our share of the taxable income (loss) of SSE Holdings. Our weighted-average ownership interest in SSE Holdings was 92.3% and 81.0% for the thirteen weeks ended June 24, 2020 and June 26, 2019, respectively.
Our effective income tax rates for the twenty-six weeks ended June 24, 2020 and June 26, 2019 were 23.9% and 17.3%, respectively. The increase was primarily driven by lower pre-tax book income resulting in a loss, causing the tax credits to have an increasing effect on the tax rate, as well as the recognition of a valuation allowance against foreign tax credits that are not
36 | Shake Shack Inc. Form 10-Q

expected to be realized before the expiration of the carryforward period. These were partially offset by a reduction in the tax effect of changes related to the adoption of new accounting standards, for which there were none during the twenty-six weeks ended June 24, 2020. Additionally, as noted above, an increase in our ownership interest in SSE Holdings increases our share of the taxable income (loss) of SSE Holdings. Our weighted-average ownership interest in SSE Holdings was 92.0% and 80.3% for the twenty-six weeks ended June 24, 2020 and June 26, 2019, respectively.
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 24 2020	June 26 2019	June 24 2020	June 26 2019
Net income (loss) attributable to non-controlling interests	$(1,820)	$2,141	$(1,939)	$3,202
Percentage of total revenue	(2.0)%	1.4%	(0.8)%	1.1%
Dollar change compared to prior year	$(3,961)		$(5,141)
Percentage change compared to prior year	(185.0)%		(160.6)%
The decreases in net income (loss) attributable to non-controlling interests for the thirteen and twenty-six weeks ended June 24, 2020 were primarily due to a decline in net results causing a loss for the period, and a decrease in the non-controlling interest holders' weighted average ownership, which was 7.7% and 19.0% for the thirteen weeks ended June 24, 2020 and June 26, 2019, respectively, and 8.0% and 19.7% for the twenty-six weeks ended June 24, 2020 and June 26, 2019, respectively.
NON-GAAP FINANCIAL MEASURES

To supplement the consolidated financial statements, which are prepared and presented in accordance with U.S. generally accepted accounting principles (“GAAP”), we use the following non-GAAP financial measures: Shack-level operating profit, Shack-level operating profit margin, EBITDA, adjusted EBITDA, adjusted EBITDA margin, adjusted pro forma net income (loss) and adjusted pro forma earnings (loss) per fully exchanged and diluted share (collectively the "non-GAAP financial measures").

Shake Shack Inc. Form 10-Q | 37

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 24 2020	June 26 2019	June 24 2020	June 26 2019
Operating income (loss)	$(24,075)	$11,871	$(24,862)	$17,033
Less:
Licensing revenue	2,267	4,837	7,389	8,877
Add:
General and administrative expenses	14,017	15,393	30,208	29,330
Depreciation expense	12,089	9,799	23,857	18,765
Pre-opening costs	1,734	3,549	3,977	6,191
Loss on disposal of property and equipment	434	377	2,522	728
Shack-level operating profit	$1,932	$36,152	$28,313	$63,170

Total revenue	$91,786	$152,713	$234,956	$285,322
Less: licensing revenue	2,267	4,837	7,389	8,877
Shack sales	$89,519	$147,876	$227,567	$276,445

Shack-level operating profit margin	2.2%	24.4%	12.4%	22.9%

38 | Shake Shack Inc. Form 10-Q

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	June 24 2020	June 26 2019	June 24 2020	June 26 2019
Net income (loss)	$(18,031)	$11,171	$(19,110)	$14,778
Depreciation expense	12,089	9,799	23,857	18,765
Interest expense, net	442	97	554	169
Income tax expense	(6,092)	1,050	(6,005)	3,097
EBITDA	(11,592)	22,117	(704)	36,809

Equity-based compensation	1,419	2,235	2,719	3,955
Amortization of cloud-based software implementation costs(1)	368	—	628	—
Deferred lease costs(2)	479	715	149	1,300
Impairment and loss on disposal of property and equipment(3)	434	377	2,522	728
Other income related to adjustment of liabilities under tax receivable agreement	—	—	—	(14)
Executive transition costs(4)	34	88	68	126
Project Concrete(5)	24	213	(237)	685
Hong Kong office(6)	—	171	—	171
Other(7)	—	—	285	—
Adjusted EBITDA	$(8,834)	$25,916	$5,430	$43,760

Adjusted EBITDA margin(8)	(9.6)%	17.0%	2.3%	15.3%
Shake Shack Inc. Form 10-Q | 39

(1) Represents amortization of capitalized implementation costs related to cloud-based software arrangements that are included within general and administrative expenses.
(2) Reflects the extent to which lease expense is greater than or less than contractual fixed base rent.
(3) For the twenty-six weeks ended June 24, 2020, this amount includes a non-cash impairment charge of $1.1 million related to one Shack.
(4) Represents fees paid in connection with the search and hiring of certain executive and key management positions.
(5) Represents consulting and advisory fees related to the our enterprise-wide system upgrade initiative called Project Concrete.
(6)  Represents costs associated with establishing our first international office in Hong Kong.
(7) Represents incremental expenses incurred related to an inventory adjustment and certain employee-related expenses.
(8) Calculated as a percentage of total revenue, which was $91,786 and $234,956 for the thirteen and twenty-six weeks ended June 24, 2020, respectively, and $152,713 and $285,322 for the thirteen and twenty-six weeks ended June 26, 2019, respectively.

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
Limitations of the Usefulness of These Measures
Adjusted pro forma net income and adjusted pro forma earnings (loss) per fully exchanged and diluted share may differ from similarly titled measures used by other companies due to different methods of calculation. Presentation of adjusted pro forma net income and adjusted pro forma earnings (loss) per fully exchanged and diluted share should not be considered alternatives to net income (loss) and earnings (loss) per share, as determined under GAAP. While these measures are useful in evaluating our performance, it does not account for the earnings attributable to the non-controlling interest holders and therefore does not provide a complete understanding of the net income attributable to Shake Shack Inc. Adjusted pro forma net income (loss) and adjusted pro forma earnings (loss) per fully exchanged and diluted share should be evaluated in conjunction with our GAAP financial results. A reconciliation of adjusted pro forma net income (loss) to net income (loss) attributable to Shake Shack Inc., the most directly comparable GAAP measure, and the computation of adjusted pro forma earnings (loss) per fully exchanged and diluted share are set forth below.
40 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands, except per share amounts)	June 24 2020	June 26 2019	June 24 2020	June 26 2019
Numerator:
Net income (loss) attributable to Shake Shack Inc.	$(16,211)	$9,030	$(17,171)	$11,576
Adjustments:
Reallocation of net income attributable to non-controlling interests from the assumed exchange of LLC Interests(1)	(1,820)	2,141	(1,939)	3,202
Executive transition costs(2)	34	88	68	126
Project Concrete(3)	24	213	(237)	685
Hong Kong office(4)	—	171	—	171
Other(5)	—	—	285	—
Other income related to adjustment of liabilities under tax receivable agreement	—	—	—	(14)
Tax effect of change in tax basis related to the adoption of new accounting standards(6)	—	—	—	1,161
Income tax expense(7)	(286)	(1,397)	1,533	(1,712)
Adjusted pro forma net income (loss)	$(18,259)	$10,246	$(17,461)	$15,195

Denominator:
Weighted-average shares of Class A common stock outstanding—diluted	37,309	31,015	35,876	30,703
Adjustments:
Assumed exchange of LLC Interests for shares of Class A common stock(1)	3,117	7,088	3,131	7,314
Adjusted pro forma fully exchanged weighted-average shares of Class A common stock outstanding—diluted	40,426	38,103	39,007	38,017

Adjusted pro forma earnings (loss) per fully exchanged share—diluted	$(0.45)	$0.27	$(0.45)	$0.40

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 24 2020	June 26 2019	June 24 2020	June 26 2019
Earnings (loss) per share of Class A common stock - diluted	$(0.43)	$0.29	$(0.48)	$0.38
Assumed exchange of LLC Interests for shares of Class A common stock(1)	(0.01)	—	(0.01)	0.01
Non-GAAP adjustments(8)	(0.01)	(0.02)	0.04	0.01
Adjusted pro forma earnings (loss) per fully exchanged share—diluted	$(0.45)	$0.27	$(0.45)	$0.40

(1) Assumes the exchange of all outstanding LLC Interests for shares of Class A common stock, resulting in the elimination of the non-controlling interest and recognition of the net income (loss) attributable to non-controlling interests.
(2) Represents costs incurred in connection with our executive search, including fees paid to an executive recruiting firm.
(3) Represents consulting and advisory fees related to our enterprise-wide system upgrade initiative called Project Concrete.
(4) Represents costs associated with establishing our first international office in Hong Kong.
(5) Represents incremental expenses incurred related to an inventory adjustment and certain employee-related expenses.
(6) Represents tax effect of change in tax basis related to the adoption of the new lease accounting standard for the thirteen and twenty-six weeks ended June 26, 2019.
(7) Represents the tax effect of the aforementioned adjustments and pro forma adjustments to reflect corporate income taxes at assumed effective tax rates of 24.1% and 30.2% for the thirteen and twenty-six weeks ended June 24, 2020, respectively, and 19.3% and 19.4% for the thirteen and twenty-six weeks ended June 26, 2019, respectively. Additionally, the thirteen and twenty-six weeks ended June 24, 2020 includes the establishment of a valuation allowance.
(8) Represents the per share impact of non-GAAP adjustments for each period. Refer to the reconciliation of Adjusted Pro Forma Net Income above for further details.
Shake Shack Inc. Form 10-Q | 41

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, short-term investments and availability under our Revolving Credit Facility. As of June 24, 2020, we maintained a cash and cash equivalents balance of $174.0 million and a short-term investments balance of $16.8 million.
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
In addition, we are obligated to make payments to certain members of SSE Holdings under the Tax Receivable Agreement. As of June 24, 2020, such obligations totaled $228.1 million. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. Although the amount of any payments that must be made under the Tax Receivable Agreement may be significant, the timing of these payments will vary and will generally be limited to one payment per member per year. The amount of such payments are also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us or to SSE Holdings, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
COVID-19 Pandemic
In response to the uncertain market conditions resulting from the COVID-19 pandemic, we have taken the following actions.
•On April 17, 2020, we announced an ATM Program, under which we may offer and sell shares of our Class A common stock having an aggregate price of up to $75.0 million from time to time. On April 21, 2020, we completed the sale of 233,467 shares of our Class A common stock pursuant to the ATM Program and received $9.8 million of proceeds, net of commissions. The proceeds were used to purchase newly-issued LLC Interests.

•On April 21, 2020, we completed an underwritten offering of 3,416,070 shares of our Class A common stock, resulting in $135.9 million of proceeds, net of underwriting discounts and commissions. The proceeds were used to purchase newly-issued LLC Interests.
•In May 2020, we entered into an amendment to our Revolving Credit Facility that provides for a number of enhanced modifications to reflect the current and ongoing impact from COVID-19. In March 2020, we drew down the full $50,000 available under the Revolving Credit Facility to enhance liquidity and financial flexibility given the uncertain market conditions created by the COVID-19 pandemic. We repaid this amount in full, plus interest, in June 2020. As of June 24, 2020, we were in compliance with all covenants.
We believe our existing cash and marketable securities balances, combined with the actions we have taken in response to COVID-19, will be sufficient to fund our operating and finance lease obligations, capital expenditures, tax receivable agreement obligations and working capital needs for at least the next 12 months and the foreseeable future.

42 | Shake Shack Inc. Form 10-Q

Summary of Cash Flows
The following table presents a summary of our cash flows from operating, investing and financing activities.

	Twenty-Six Weeks Ended
(in thousands)	June 24 2020	June 26 2019
Net cash provided by operating activities	$17,993	$35,891
Net cash used in investing activities	(17,905)	(29,713)
Net cash provided by (used in) financing activities	136,797	(1,195)
Increase in cash	136,885	4,983
Cash at beginning of period	37,099	24,750
Cash at end of period	$173,984	$29,733
Operating Activities
For the twenty-six weeks ended June 24, 2020 net cash provided by operating activities was $18.0 million compared to $35.9 million for the twenty-six weeks ended June 26, 2019, a decrease of $17.9 million. This decrease was primarily driven by a decrease in Shack-level operating profit due to the impact of COVID-19, as well as higher general and administrative costs including higher annual bonus payments.
Investing Activities
For the twenty-six weeks ended June 24, 2020 net cash used in investing activities was $17.9 million compared to $29.7 million used in investing activities for the twenty-six weeks ended June 26, 2019, a decrease of $11.8 million. This decrease was primarily due to a decrease of $18.4 million in capital expenditures, as well as a decrease of $7.0 million of proceeds from sales of marketable securities.
Financing Activities
For the twenty-six weeks ended June 24, 2020 net cash provided by financing activities was $136.8 million compared to net cash used in financing activities of $1.2 million for the twenty-six weeks ended June 26, 2019, an increase of $138.0 million. This increase is primarily due to $145.7 million in net cash proceeds from the issuance of Class A common stock, partially offset by increased payments made under the Tax Receivable Agreement and distributions to our non-controlling interest holders.
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
The Revolving Credit Facility requires us to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios. We are not subject to these coverage ratios for a period of time due to the First Amendment to the Revolving Credit Facility described below. In addition, the Revolving Credit Facility contains other customary affirmative and negative covenants, including those which (subject to certain exceptions and dollar thresholds) limit our ability to incur debt; incur liens; make investments; engage in mergers, consolidations, liquidations or acquisitions; dispose of assets; make distributions on or repurchase equity securities; engage in transactions with affiliates; and prohibits us, with certain exceptions, from engaging in any line of business not related to our current line of business. As of June 24, 2020, we were in compliance with all covenants.
Shake Shack Inc. Form 10-Q | 43

In March 2020, we drew down the full $50.0 million available under the Revolving Credit Facility to enhance liquidity and financial flexibility given the uncertain market conditions created by the COVID-19 pandemic. We repaid the full amount we drew down plus interest in June 2020.
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
Item 4. Controls and Procedures.
44 | Shake Shack Inc. Form 10-Q

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 24, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Shake Shack Inc. Form 10-Q | 45

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

Pandemics or disease outbreaks such as the COVID-19 virus have and may continue to impact customer traffic at our restaurants, may make it more difficult to staff our restaurants and, in more severe cases, may cause a temporary inability to obtain supplies and increase commodity costs. In recent months, we were forced to temporarily close many of our restaurants and shifted to a “to-go” and curbside operating model in our domestic company-operated Shacks, and only recently have resumed limited sit-down dining in some areas. We have also modified hours or reductions in on-site staff, resulting in cancelled shifts for some of our employees. COVID-19 may also materially adversely affect our ability to implement our growth plans, including delays in construction of new restaurants or adversely impact our overall ability to successfully execute our plans to enter into new markets. These changes have negatively impacted our results of operations, and these and any additional changes may materially adversely affect our business or results of operations in the future, and may impact our liquidity or financial condition, particularly if these changes are in place for a significant amount of time.
In addition, our operations have been further disrupted when employees or employees of our business partners are suspected of having COVID-19 or other illnesses since this has required us or our business partners to quarantine some or all such employees and close and disinfect our impacted restaurant facilities. If a significant percentage of our workforce or the workforce of our business partners are unable to work, including because of illness or travel or government restrictions in connection with pandemics or disease outbreaks, our operations may be negatively impacted, potentially materially adversely affecting our business, liquidity, financial condition or results of operations. In addition, we are required by local and state regulations to report employees who have contacted or been exposed to the virus.
Furthermore, such viruses may be transmitted through human contact and airborne delivery, and the risk of contracting viruses could continue to cause employees or guests to avoid gathering in public places, which has had, and could further have, adverse effects on our restaurant guest traffic or the ability to adequately staff restaurants. We have been adversely affected when government authorities have imposed and continue to impose restrictions on public gatherings, human interactions, operations of restaurants or mandatory closures, seek voluntary closures, restrict hours of operations or impose curfews, restrict the import or export of products or if suppliers issue mass recalls of products. Additional regulation or requirements with respect to the compensation of our employees could also have an adverse effect on our business. Even if such measures are not implemented and a virus or other disease does not spread significantly within a specific area, the perceived risk of infection or health risk in such area may adversely affect our business, liquidity, financial condition and results of operations. Additionally, different jurisdictions have seen varying levels of outbreaks or resurgences in outbreaks, and corresponding differences in government responses, which may make it difficult for us to plan or forecast an appropriate response.
The COVID-19 pandemic and mitigation measures have also had an adverse impact on global economic conditions, which have had an adverse effect on our business and financial condition. The Company’s sales and operating results may be affected by
46 | Shake Shack Inc. Form 10-Q

uncertain or changing economic and market conditions arising in connection with and in response to the COVID-19 pandemic, including prolonged periods of high unemployment, inflation, deflation, prolonged weak consumer demand, a decrease in consumer discretionary spending, political instability or other changes. The significance of the operational and financial impact to the Company will depend on how long and widespread the disruptions caused by COVID-19, and the corresponding response to contain the virus and treat those affected by it, prove to be.
The ability of local and international authorities in containing COVID-19 and limiting the spread of infections will impact our business operations. The U.S. and other countries may fail to fully contain COVID-19 or suffer a resurgence in COVID-19, which could have an adverse effect on our business and results of operations. While some state and local governments in the U.S. have started to remove or ease restrictions on certain businesses, including restaurants, there is no guarantee on when other jurisdictions will change their current policies, and jurisdictions that have reduced restrictions may reintroduce restrictions, as some have in those areas where there have been increased outbreak.
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
In addition, under Section 382 of the Internal Revenue Code (“IRC”) of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” its ability to use its pre-change NOLs to offset its post-change income may be limited. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. In connection with the equity offering we conducted a Section 382 study to determine whether the use of our NOLs is limited. While we did not experience an ownership change related to the equity offering in April 2020, we did experience an ownership change in the second quarter of 2018. An ownership change under Section 382 of the IRC establishes an annual limitation to the amount of NOL carryforwards we could utilize to offset our taxable income in a single year. We are in the process of finalizing our analysis, we do not expect that the change in ownership that occurred in 2018 will limit our ability to utilize the NOLs before the expiration of the NOL carryforward period. We may experience ownership changes in the future, including as a result of this offering or subsequent changes in our stock ownership, some of which are outside our control. This could limit the amount of NOLs that we can utilize annually to offset future taxable income or tax liabilities. Subsequent statutory or regulatory changes in respect of the utilization of NOLs for federal or state purposes, such as suspensions on the use of NOLs or limitations on the deductibility of NOLs carried forward, or other unforeseen reasons, may result in our existing NOLs expiring or otherwise being unavailable to offset future income tax liabilities.

If we are unable to maintain compliance with the covenants contained in our current credit facility, we may be unable to make additional borrowings on any undrawn amounts and may be required to repay our then outstanding debt under the facility. In addition, global economic conditions may make it more difficult to access new credit facilities.

Our liquidity position is, in part, dependent upon our ability to borrow under our current credit facility. As disclosed in Part I, Item 1, Note 8: Debt, in August 2019, we entered into a credit facility with Wells Fargo Bank, National Association (“Wells Fargo”), providing for a $50.0 million senior secured Revolving Credit Facility with the ability to increase available borrowings under the credit facility by up to an additional $100.0 million through incremental term and/or revolving credit commitments, subject to the satisfaction of certain conditions set forth in the facility. We are required to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios, in addition to other customary affirmative and negative covenants, including those which (subject to certain exceptions and dollar thresholds) limit our ability to incur debt; incur liens; make investments; engage in mergers, consolidations, liquidations or acquisitions; dispose of assets; make distributions on or repurchase equity securities; engage in transactions with affiliates; and prohibits us, with certain exceptions, from engaging in any line of business not related to our current line of business. In May 2020, we entered into a first amendment to the Revolving Credit Facility (“First Amendment”), which, among other things, provides for modified financial covenant compliance requirements for a period of time. The First Amendment requires us to maintain minimum liquidity of $25,000 through July 1, 2021 and outstanding borrowings during the applicable period covered by the First Amendment bear interest at either: (i) LIBOR plus a percentage ranging from
Shake Shack Inc. Form 10-Q | 47

1.0% to 2.5% or (ii) the base rate plus a percentage ranging from 0.0% to 1.50%, in each case depending on our net lease adjusted leverage ratio. As of June 24, 2020, we were in compliance with all covenants, however, a failure to comply with the financial covenants under our credit facility would give rise to an event of default under the term of the credit facility, allowing the lenders to refuse to lend additional available amounts to us and giving them the right to terminate the facility and accelerate repayment of any outstanding debt under the credit facility. As a result, we may need to access other capital to address our liquidity needs rather than relying on our credit facility. Our cash resources and liquidity would be substantially impaired by an acceleration of the debt under our credit facility.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
48 | Shake Shack Inc. Form 10-Q

Item 6. Exhibits.

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Shake Shack Inc., effective February 4, 2015	8-K	3.1	2/10/2015
3.2	Second Amended and Restated Bylaws of Shack Shake Inc., dated October 1, 2019	8-K	3.1	10/4/2019
4.1	Form of Class A Common Stock Certificate	S-1/A	4.1	1/28/2015
10.1	Amendment No. 3 dated March 31, 2020 to Third Amended and Restated Limited Liability Company Agreement of SSE Holdings, LLC				#
10.2	Distribution Agreement dated April 17, 2020 by and among Shake Shack Inc., J.P. Morgan Securities LLC, BofA Securities, Inc., and Wells Fargo Securities LLC	8-K	1.1	4/17/2020
10.3	Underwriting Agreement dated April 17, 2020 between Shake Shack Inc. and J.P. Morgan Securities LLC	8-K	1.1	4/21/2020
10.4	First Amendment to Credit Agreement, dated as of May 4, 2020, by and among SSE Holdings, LLC, the Guarantors party thereto, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent	10-Q	10.3	5/4/2020
10.5	Letter Agreement, dated June 18, 2020, between Tristan Walker and Shake Shack Inc.	8-K	1.1	6/18/2020
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				#
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				*
# Furnished herewith.

Shake Shack Inc. Form 10-Q | 49

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shake Shack Inc.
(Registrant)

Date: July 31, 2020	By:	/s/ Randy Garutti
Randy Garutti
Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: July 31, 2020	By:	/s/ Tara Comonte
Tara Comonte
President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

50 | Shake Shack Inc. Form 10-Q