Form 10-Q
period 2020-09-23
Shake Shack Inc.
filed 2020-10-30
CIK 1620533

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 23, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of October 21, 2020, there were 38,329,552 shares of Class A common stock outstanding and 3,112,002 shares of Class B common stock outstanding.

SHAKE SHACK INC.

Table of Content
Cautionary Note Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), which are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different from the statements made herein. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial position, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "aim," "anticipate," "believe," "estimate," "expect," "forecast," "future," "intend," "outlook," "potential," "project," "projection," "plan," "seek," "may," "could," "would," "will," "should," "can," "can have," "likely," the negatives thereof and other similar expressions.
All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Form 10-Q in the context of the risks and uncertainties disclosed in our Annual Report on Form 10-K for the fiscal year ended December 25, 2019 and Quarterly Report on Form 10-Q for the quarterly period ended June 24, 2020 as filed with the Securities and Exchange Commission (the "SEC").
The forward-looking statements included in this Form 10-Q are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
Shake Shack Inc. Form 10-Q | 1

Table of Content
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
2 | Shake Shack Inc. Form 10-Q

Table of Content
SHAKE SHACK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	September 23 2020	December 25 2019
ASSETS
Current assets:
Cash and cash equivalents	$174,883	$37,099
Marketable securities	16,879	36,508
Accounts receivable	7,729	9,970
Inventories	2,383	2,221
Prepaid expenses and other current assets	2,636	1,877
Total current assets	204,510	87,675
Property and equipment, net	326,526	314,862
Operating lease assets	305,133	274,426
Deferred income taxes, net	288,995	279,817
Other assets	12,038	11,488
TOTAL ASSETS	$1,137,202	$968,268
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,354	$14,300
Accrued expenses	25,236	24,140
Accrued wages and related liabilities	9,237	11,451
Operating lease liabilities, current	34,859	30,002
Other current liabilities	12,580	19,499
Total current liabilities	104,266	99,392
Long-term operating lease liabilities	336,149	304,914
Liabilities under tax receivable agreement, net of current portion	228,197	226,649
Other long-term liabilities	21,828	15,328
Total liabilities	690,440	646,283
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of September 23, 2020 and December 25, 2019.	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 38,280,102 and 34,417,302 shares issued and outstanding as of September 23, 2020 and December 25, 2019, respectively.	38	35
Class B common stock, $0.001 par value—35,000,000 shares authorized; 3,112,002 and 3,145,197 shares issued and outstanding as of September 23, 2020 and December 25, 2019, respectively.	3	3
Additional paid-in capital	386,011	244,410
Retained earnings	31,637	54,367
Accumulated other comprehensive income	3	2
Total stockholders' equity attributable to Shake Shack Inc.	417,692	298,817
Non-controlling interests	29,070	23,168
Total equity	446,762	321,985
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,137,202	$968,268
See accompanying Notes to Condensed Consolidated Financial Statements.
Shake Shack Inc. Form 10-Q | 3

Table of Content
SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(in thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 23 2020	September 25 2019	September 23 2020	September 25 2019
Shack sales	$126,288	$152,366	$353,855	$428,811
Licensing revenue	4,113	5,396	11,502	14,273
TOTAL REVENUE	130,401	157,762	365,357	443,084
Shack-level operating expenses:
Food and paper costs	37,903	44,159	107,494	125,049
Labor and related expenses	37,898	41,601	110,597	118,891
Other operating expenses	18,743	18,947	50,826	51,270
Occupancy and related expenses	13,093	12,537	37,974	35,309
General and administrative expenses	14,962	17,090	45,170	46,420
Depreciation expense	12,376	10,474	36,233	29,239
Pre-opening costs	1,822	4,487	5,799	10,678
Impairment and loss on disposal of assets	402	303	2,924	1,031
TOTAL EXPENSES	137,199	149,598	397,017	417,887
OPERATING INCOME (LOSS)	(6,798)	8,164	(31,660)	25,197
Other income, net	34	248	335	1,259
Interest expense	(143)	(133)	(697)	(302)
INCOME (LOSS) BEFORE INCOME TAXES	(6,907)	8,279	(32,022)	26,154
Benefit from income taxes	(797)	(3,144)	(6,802)	(47)
NET INCOME (LOSS)	(6,110)	11,423	(25,220)	26,201
Less: net income (loss) attributable to non-controlling interests	(551)	1,079	(2,490)	4,281
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$(5,559)	$10,344	$(22,730)	$21,920
Earnings (loss) per share of Class A common stock:
Basic	$(0.15)	$0.32	$(0.62)	$0.72
Diluted	$(0.15)	$0.31	$(0.62)	$0.70
Weighted-average shares of Class A common stock outstanding:
Basic	38,251	31,961	36,668	30,549
Diluted	38,251	32,916	36,668	31,441
See accompanying Notes to Condensed Consolidated Financial Statements.

4 | Shake Shack Inc. Form 10-Q

Table of Content
SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 23 2020	September 25 2019	September 23 2020	September 25 2019
Net income (loss)	$(6,110)	$11,423	$(25,220)	$26,201
Other comprehensive income, net of tax(1):
Change in foreign currency translation adjustment	—	—	1	—
Net change	—	—	1	—
OTHER COMPREHENSIVE INCOME	—	—	1	—
COMPREHENSIVE INCOME (LOSS)	(6,110)	11,423	(25,219)	26,201
Less: comprehensive income (loss) attributable to non-controlling interest	(551)	1,079	(2,490)	4,281
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$(5,559)	$10,344	$(22,729)	$21,920
(1) Net of tax expense of $0 for the thirteen and thirty-nine weeks ended September 23, 2020 and September 25, 2019.
See accompanying Notes to Condensed Consolidated Financial Statements.
Shake Shack Inc. Form 10-Q | 5

Table of Content
SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands, except share amounts)

For the Thirteen Weeks Ended September 23, 2020 and September 25, 2019
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE, JUNE 24, 2020	38,236,538	$38	3,117,002	$3	$384,338	$37,196	$3	$29,707	$451,285
Net loss						(5,559)		(551)	(6,110)
Other comprehensive income:
Net change in foreign currency translation adjustment							—	—	—
Equity-based compensation					1,346				1,346
Activity under stock compensation plans	38,564				367			122	489
Redemption of LLC Interests	5,000		(5,000)		44			(44)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					(84)				(84)
Issuance of Class A common stock sold in equity offerings, net of underwriting discounts, commissions and offering costs	—	—			—			—	—
Distributions paid to non-controlling interest holders								(164)	(164)
BALANCE, SEPTEMBER 23, 2020	38,280,102	$38	3,112,002	$3	$386,011	$31,637	$3	$29,070	$446,762

BALANCE, JUNE 26, 2019	30,557,685	$31	6,731,209	$7	$208,866	$46,116	$—	$45,653	$300,673
Cumulative effect of accounting changes						—		—	—
Net income						10,344		1,079	11,423
Equity-based compensation					1,908				1,908
Activity under stock compensation plans	172,403	—			1,786			1,839	3,625
Redemption of LLC Interests	231,599	—	(231,599)	—	1,635			(1,635)	—
Effect of Gramercy Tavern Merger	2,690,263	3	(2,690,263)	(3)	19,218			(19,218)
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					705				705
Distribution to non-controlling interest owners								(39)	(39)
BALANCE, SEPTEMBER 25, 2019	33,651,950	$34	3,809,347	$4	$234,118	$56,460	$—	$27,679	$318,295

6 | Shake Shack Inc. Form 10-Q

Table of Content

For the Thirty-Nine Weeks Ended September 23, 2020 and September 25, 2019
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 25, 2019	34,417,302	$35	3,145,197	$3	$244,410	$54,367	$2	$23,168	$321,985
Net loss						(22,730)		(2,490)	(25,220)
Other comprehensive income:
Net change in foreign currency translation adjustment							1	—	1
Equity-based compensation					4,088				4,088
Activity under stock compensation plans	180,068				627			(167)	460
Redemption of LLC Interests	33,195		(33,195)		239			(239)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					929				929
Issuance of Class A common stock sold in equity offerings, net of underwriting discounts, commissions and offering costs	3,649,537	3			135,718			9,276	144,997
Distributions paid to non-controlling interest holders								(478)	(478)
BALANCE, SEPTEMBER 23, 2020	38,280,102	$38	3,112,002	$3	$386,011	$31,637	$3	$29,070	$446,762

BALANCE, DECEMBER 26, 2018	29,520,833	$30	7,557,347	$8	$195,633	$30,404	$—	$47,380	$273,455
Cumulative effect of accounting changes						4,136		1,059	5,195
Net income						21,920		4,281	26,201
Equity-based compensation					5,918				5,918
Activity under stock compensation plans	383,117	—			2,718			2,998	5,716
Redemption of LLC Interests	1,057,737	1	(1,057,737)	(1)	7,115			(7,115)	—
Effect of Gramercy Tavern Merger	2,690,263	3	(2,690,263)	(3)	19,218			(19,218)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					3,516				3,516
Distributions paid to non-controlling interest holders								(1,706)	(1,706)
BALANCE, SEPTEMBER 25, 2019	33,651,950	$34	3,809,347	$4	$234,118	$56,460	$—	$27,679	$318,295
See accompanying Notes to Condensed Consolidated Financial Statements.

Shake Shack Inc. Form 10-Q | 7

Table of Content
SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Thirty-Nine Weeks Ended
	September 23 2020	September 25 2019
OPERATING ACTIVITIES
Net income (loss) (including amounts attributable to non-controlling interests)	$(25,220)	$26,201
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation expense	36,233	29,239
Amortization of cloud computing asset	1,086	107
Non-cash operating lease cost	33,726	29,329
Equity-based compensation	4,058	5,751
Deferred income taxes	8,680	(1,152)
Non-cash interest expense	48	85
Gain on sale of marketable securities	(79)	(22)
Impairment and loss on disposal of assets	2,924	1,031
Unrealized (gain) loss on available-for-sale securities	22	(231)
Other non-cash expense	906	2
Changes in operating assets and liabilities:
Accounts receivable	2,241	8,320
Inventories	(162)	(33)
Prepaid expenses and other current assets	(759)	265
Other assets	(2,111)	(6,735)
Accounts payable	4,349	4,038
Accrued expenses	(13,361)	2,841
Accrued wages and related liabilities	(2,214)	(915)
Other current liabilities	437	638
Long-term operating lease liabilities	(25,298)	(26,932)
Other long-term liabilities	2,992	1,216
NET CASH PROVIDED BY OPERATING ACTIVITIES	28,498	73,043
INVESTING ACTIVITIES
Purchases of property and equipment	(47,002)	(80,904)
Purchases of marketable securities	(314)	(970)
Sales of marketable securities	20,000	27,000
NET CASH USED IN INVESTING ACTIVITIES	(27,316)	(54,874)
FINANCING ACTIVITIES
Proceeds from revolving credit facility	50,000	—
Payments on revolving credit facility	(50,000)	—
Deferred financing costs	(64)	(286)
Proceeds from issuance of Class A common stock sold in equity offerings, net of underwriting discounts, commissions and offering costs	144,997	—
Payments on principal of finance leases	(1,670)	(1,433)
Distributions paid to non-controlling interest holders	(478)	(1,706)
Payments under tax receivable agreement	(6,643)	(707)
Proceeds from stock option exercises	2,239	7,089
Employee withholding taxes related to net settled equity awards	(1,779)	(1,371)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	136,602	1,586
NET INCREASE IN CASH AND CASH EQUIVALENTS	137,784	19,755
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	37,099	24,750
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$174,883	$44,505
See accompanying Notes to Condensed Consolidated Financial Statements.
8 | Shake Shack Inc. Form 10-Q

Table of Content
SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Shake Shack Inc. Form 10-Q | 9

Table of Content
NOTE 1: NATURE OF OPERATIONS

Shake Shack Inc. ("we," "us," "our," "Shake Shack" and the "Company") was formed on September 23, 2014 as a Delaware corporation for the purpose of facilitating an initial public offering and other related transactions in order to carry on the business of SSE Holdings, LLC and its subsidiaries ("SSE Holdings"). We are the sole managing member of SSE Holdings and, as sole managing member, we operate and control all of the business and affairs of SSE Holdings. As a result, we consolidate the financial results of SSE Holdings and report a non-controlling interest representing the economic interest in SSE Holdings held by the other members of SSE Holdings. As of September 23, 2020 we owned 92.5% of SSE Holdings. Unless the context otherwise requires, "we," "us," "our," "Shake Shack," the "Company" and other similar references, refer to Shake Shack Inc. and, unless otherwise stated, all of its subsidiaries, including SSE Holdings.
We operate and license Shake Shack restaurants ("Shacks"), which serve hamburgers, hot dogs, chicken, crinkle-cut fries, shakes, frozen custard, beer, wine and more. As of September 23, 2020, there were 298 Shacks in operation, system-wide, of which 175 were domestic Company-operated Shacks, 22 were domestic licensed Shacks and 101 were international licensed Shacks. As of September 23, 2020, 8 domestic Company-operated Shacks and 18 licensed Shacks were temporarily closed primarily due to COVID-19.
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
SSE Holdings is considered a variable interest entity. Shake Shack Inc. is the primary beneficiary as we have the majority economic interest in SSE Holdings and, as the sole managing member, have decision making authority that significantly affects the economic performance of the entity, while the limited partners have no substantive kick-out or participating rights. As a result, we consolidate SSE Holdings. The assets and liabilities of SSE Holdings represent substantially all of our consolidated assets and liabilities with the exception of certain deferred taxes and liabilities under the Tax Receivable Agreement. As of September 23, 2020 and December 25, 2019, the net assets of SSE Holdings were $388,789 and $270,542, respectively. The assets of SSE Holdings are subject to certain restrictions in SSE Holdings' revolving credit agreement. See Note 8, Debt, for more information.
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
10 | Shake Shack Inc. Form 10-Q

Table of Content
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
Simplifying the Accounting for Income Taxes (ASU 2019-12)
This standard simplifies various aspects related to accounting for income taxes by removing certain exceptions to the general principles in ASC 740, “Income Taxes” (“ASC 740”), and clarifying certain aspects of the current guidance to promote consistency among reporting entities.
		The adoption of this standard is not expected to have a material impact on our consolidated financial statements.	December 31, 2020 Early adoption is permitted.
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
Shake Shack Inc. Form 10-Q | 11

Table of Content
basis over the license term. Generally, payment for the initial territory fee is received upon execution of the licensing agreement, and payment for the restaurant opening fees are received either in advance of or upon opening the related restaurant. These payments are initially deferred and recognized as revenue as the performance obligations are satisfied, which occurs over a long-term period.
Revenue from sales-based royalties is recognized as the related sales occur.
Revenue recognized during the thirteen and thirty-nine weeks ended September 23, 2020 and September 25, 2019, disaggregated by type is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 23 2020	September 25 2019	September 23 2020	September 25 2019
Shack sales	$126,288	$152,366	$353,855	$428,811
Licensing revenue:
Sales-based royalties	3,867	5,293	10,943	13,938
Initial territory and opening fees	246	103	559	335
Total revenue	$130,401	$157,762	$365,357	$443,084
The aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of September 23, 2020 was $17,048. We expect to recognize this amount as revenue over a long-term period, as the license term for each Shack ranges from 5 to 20 years. This amount excludes any variable consideration related to sales-based royalties.
Contract Balances
Opening and closing balances of contract liabilities and receivables from contracts with customers is as follows:

	September 23 2020	December 26 2019
Shack sales receivables	$4,257	$4,265
Licensing receivables	2,755	4,510
Gift card liability	2,205	2,258
Deferred revenue, current	564	511
Deferred revenue, long-term	12,144	11,310
Revenue recognized during the thirteen and thirty-nine weeks ended September 23, 2020 and September 25, 2019 that was included in their respective liability balances at the beginning of the period is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 23 2020	September 25 2019	September 23 2020	September 25 2019
Gift card liability	$91	$84	$436	$467
Deferred revenue	234	86	539	305
NOTE 4: FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis as of September 23, 2020 and December 25, 2019, and indicate the classification within the fair value hierarchy.

Shake Shack Inc. Form 10-Q | 12

Table of Content
Cash, Cash Equivalents and Marketable Securities
The following tables summarize our cash, cash equivalents and marketable securities by significant investment categories as of September 23, 2020 and December 25, 2019:

	September 23, 2020
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$174,883	$—	$—	$174,883	$174,883	$—
Level 1:
Money market funds	—	—	—	—	—	—
Mutual funds	16,829	50	—	16,879	—	16,879
Total	$191,712	$50	$—	$191,762	$174,883	$16,879

	December 25, 2019
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$32,094	$—	$—	$32,094	$32,094	$—
Level 1:
Money market funds	5,005	—	—	5,005	5,005	—
Mutual funds	36,436	72	—	36,508	—	36,508
Total	$73,535	$72	$—	$73,607	$37,099	$36,508

A summary of other income (loss) from equity securities recognized during the thirteen and thirty-nine weeks ended September 23, 2020 and September 25, 2019 is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 23 2020	September 25 2019	September 23 2020	September 25 2019
Equity securities:
Dividend income	$40	$254	$290	$997
Realized gain (loss) on sale of investments	—	—	79	22
Unrealized gain (loss) on equity securities	—	—	(22)	231
Total	$40	$254	$347	$1,250
A summary of equity securities sold and gross realized gains and losses recognized during the thirteen and thirty-nine weeks ended September 23, 2020 and September 25, 2019 is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 23 2020	September 25 2019	September 23 2020	September 25 2019
Equity securities:
Gross proceeds from sales and redemptions	$—	$—	$20,000	$27,000
Cost basis of sales and redemptions	—	—	19,921	26,978
Gross realized gains included in net income (loss)	—	—	79	36
Gross realized losses included in net income (loss)	—	—	—	(14)
Realized gains and losses are determined on a specific identification method and are included in other income, net on the Condensed Consolidated Statements of Income (Loss). As of September 23, 2020 and December 25, 2019, there was no decline in the market value of our marketable securities investment portfolio.
Shake Shack Inc. Form 10-Q | 13

Table of Content
Other Financial Instruments
The carrying value of our other financial instruments, including accounts receivable, accounts payable, and accrued expenses as of September 23, 2020 and December 25, 2019 approximated their fair value due to the short-term nature of these financial instruments.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets and liabilities that are measured at fair value on a non-recurring basis include our long-lived assets, operating lease right-of-use assets and indefinite-lived intangible assets. During the thirty-nine weeks ended September 23, 2020, we recognized an impairment charge of $1,132 at one location. Of the total impairment charge, $736 was attributed to property and equipment held and used, $383 was attributed to operating lease right-of-use assets, and $13 was attributed to finance lease right-of-use assets. The asset impairment charge is included in Impairment and loss on disposal of assets on the Condensed Consolidated Statement of Income (Loss). The fair values of assets were determined using an income-based approach and are classified as Level 3 within the fair value hierarchy. Significant inputs include projections of future cash flows, discount rates, Shack sales and profitability. There were no impairment charges recognized during the thirteen weeks ended September 23, 2020, and the thirteen and thirty-nine weeks ended September 25, 2019.
NOTE 5: INVENTORIES

Inventories are stated at the lower of cost or net realizable value with cost determined on a first-in, first-out basis. We make adjustments to our inventory reserves for inventories that are deemed to be obsolete or slow moving. As of September 23, 2020 and December 25, 2019, no adjustment was deemed necessary to reduce inventory to net realizable value. Inventories as of September 23, 2020 and December 25, 2019 consisted of the following:

	September 23 2020	December 25 2019
Food	$1,477	$1,738
Wine	81	107
Beer	113	114
Beverages	209	233
Retail merchandise	76	29
Paper goods	427	—
Inventories	$2,383	$2,221
NOTE 6: PROPERTY AND EQUIPMENT

Property and equipment as of September 23, 2020 and December 25, 2019 consisted of the following:

	September 23 2020	December 25 2019
Leasehold improvements	$328,686	$302,204
Equipment	58,951	54,404
Furniture and fixtures	19,400	18,082
Computer equipment and software	27,160	24,226
Financing equipment lease assets	8,774	7,442
Construction in progress	37,560	30,290
Property and equipment, gross	480,531	436,648
Less: accumulated depreciation	154,005	121,786
Property and equipment, net	$326,526	$314,862
14 | Shake Shack Inc. Form 10-Q

Table of Content
NOTE 7: SUPPLEMENTAL BALANCE SHEET INFORMATION

The components of other current liabilities as of September 23, 2020 and December 25, 2019 are as follows:

	September 23 2020	December 25 2019
Sales tax payable	$3,202	$4,086
Current portion of liabilities under tax receivable agreement	—	7,777
Gift card liability	2,205	2,258
Current portion of financing equipment lease liabilities	1,740	1,873
Other	5,433	3,505
Other current liabilities	$12,580	$19,499
The components of other long-term liabilities as of September 23, 2020 and December 25, 2019 are as follows:

	September 23 2020	December 25 2019
Deferred licensing revenue	$12,144	$11,310
Long-term portion of financing equipment lease liabilities	3,492	3,643
Other(1)	6,192	375
Other long-term liabilities	$21,828	$15,328
(1)    As of September 23, 2020, Other included $3,388 of deferred lease incentive liabilities related to leases with variable lease cost as well as $2,461 of deferred social security taxes associated with the CARES Act. For further information relating to the CARES Act, see Note 12, Income Taxes.
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
The Revolving Credit Facility requires us to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios. We are not subject to these coverage ratios for a period of time due to the First Amendment to the Revolving Credit Facility described below. In addition, the Revolving Credit Facility contains other customary affirmative and negative covenants, including those which (subject to certain exceptions and dollar thresholds) limit our ability to incur debt; incur liens; make investments; engage in mergers, consolidations, liquidations or acquisitions; dispose of assets; make distributions on or repurchase equity securities; engage in transactions with affiliates; and prohibits us, with certain exceptions, from engaging in any line of business not related to our current line of business. As of September 23, 2020, we were in compliance with all covenants.
Shake Shack Inc. Form 10-Q | 15

Table of Content
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
Total interest costs incurred were $143 and $697 for the thirteen and thirty-nine weeks ended September 23, 2020, respectively, and $133 and $302 for the thirteen and thirty-nine weeks ended September 25, 2019, respectively.
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
Upon the possession of a leased asset, we determine its classification as an operating or finance lease. Our real estate leases are classified as operating leases and most of our equipment leases are classified as finance leases. Generally, our real estate leases have initial terms ranging from 10 to 15 years and typically include two five-year renewal options. Renewal options are generally not recognized as part of the right-of-use assets and lease liabilities as it is not reasonably certain at commencement date that we would exercise the options to extend the lease. Our real estate leases typically provide for fixed minimum rent payments and/or contingent rent payments based upon sales in excess of specified thresholds. When the achievement of such sales thresholds is deemed to be probable, contingent rent is accrued in proportion to the sales recognized during the period. For operating leases that include rent holidays and rent escalation clauses, we recognize lease expense on a straight-line basis over the lease term from the date we take possession of the leased property. Lease expense incurred before a Shack opens is recorded in Pre-opening costs on the Condensed Consolidated Statements of Income (Loss). Once a domestic Company-operated Shack opens, we record the straight-line lease expense and any contingent rent, if applicable, in occupancy and related expenses on the Condensed Consolidated Statements of Income (Loss). Many of our leases also require us to pay real estate taxes, common area maintenance costs and other occupancy costs which are included in Occupancy and related expenses on the Condensed Consolidated Statements of Income (Loss).
As there were no explicit rates provided in our leases, we used our incremental borrowing rate in determining the present value of future lease payments. The discount rate used to measure the lease liability at the transition date was derived from the average of the yield curves obtained from using the notching method and the recovery rate method. The most significant assumption in calculating the incremental borrowing rate is our credit rating and is subject to judgment. We determined our credit rating based on a comparison of the financial information of SSE Holdings to other public companies and then used their respective credit ratings to develop our own.
We expend cash for leasehold improvements to build out and equip our leased premises. Generally, a portion of the leasehold improvements and building costs are reimbursed by our landlords as landlord incentives pursuant to agreed-upon terms in our lease agreements. If obtained, landlord incentives usually take the form of cash, full or partial credits against our future minimum
16 | Shake Shack Inc. Form 10-Q

Table of Content
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
A summary of finance and operating lease right-of-use assets and liabilities as of September 23, 2020 and December 25, 2019 is as follows:

	Classification	September 23 2020	December 25 2019
Finance leases	Property and equipment, net	$5,109	$5,444
Operating leases	Operating lease assets	305,133	274,426
Total right-of-use assets		$310,242	$279,870

Finance leases:
	Other current liabilities	$1,740	$1,873
	Other long-term liabilities	3,493	3,643
Operating leases:
	Operating lease liabilities, current	34,859	30,002
	Long-term operating lease liabilities	336,149	304,914
Total lease liabilities		$376,241	$340,432
The components of lease expense for the thirteen and thirty-nine weeks ended September 23, 2020 and September 25, 2019 was as follows:

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Classification	September 23 2020	September 25 2019	September 23 2020	September 25 2019
Finance lease cost:
Amortization of right-of-use assets	Depreciation expense	$531	$538	$1,710	$1,491
Interest on lease liabilities	Interest expense	51	52	161	148
Operating lease cost	Occupancy and related expenses General and administrative expenses Pre-opening costs	11,506	10,564	33,726	29,329
Short-term lease cost	Occupancy and related expenses	138	279	331	313
Variable lease cost	Other operating expenses Occupancy and related expenses General and administrative expenses Pre-opening costs	3,267	4,338	9,413	11,636
Total lease cost		$15,493	$15,771	$45,341	$42,917
Shake Shack Inc. Form 10-Q | 17

Table of Content
As of September 23, 2020, future minimum lease payments for finance and operating leases consisted of the following:

	Finance Leases	Operating Leases
2020	$527	$16,785
2021	1,890	46,943
2022	1,400	53,151
2023	896	53,705
2024	541	52,785
Thereafter	406	268,128
Total minimum payments	5,660	491,497
Less: imputed interest	427	120,489
Total lease liabilities	$5,233	$371,008
As of September 23, 2020 we had additional operating lease commitments of $45,605 for non-cancelable leases without a possession date, which will begin to commence in 2020. These lease commitments are consistent with the leases that we have executed thus far.
A summary of lease terms and discount rates for finance and operating leases as of September 23, 2020 and December 25, 2019 is as follows:

	September 23 2020	December 25 2019
Weighted-average remaining lease term (years):
Finance leases	5.3	5.1
Operating leases	9.8	10.1
Weighted-average discount rate:
Finance leases	3.6%	3.7%
Operating leases	3.8%	5.4%
Supplemental cash flow information related to leases for the thirty-nine weeks ended September 23, 2020 and September 25, 2019 is as follows:

	Thirty-Nine Weeks Ended
	September 23 2020	September 25 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	161	$148
Operating cash flows from operating leases	29,449	27,238
Financing cash flows from finance leases	1,670	1,433
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	1,411	1,927
Operating leases	42,502	65,773
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

Table of Content
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

The following table summarizes the ownership interest in SSE Holdings as of September 23, 2020 and December 25, 2019.

	September 23, 2020		December 25, 2019
	LLC Interests	Ownership%	LLC Interests	Ownership %
Number of LLC Interests held by Shake Shack Inc.	38,280,102	92.5%	34,417,302	91.6%
Number of LLC Interests held by non-controlling interest holders	3,112,002	7.5%	3,145,197	8.4%
Total LLC Interests outstanding	41,392,104	100.0%	37,562,499	100.0%
The weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to Shake Shack Inc. and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for the thirteen and thirty-nine weeks ended September 23, 2020 was 7.5% and 7.9%, respectively. The non-controlling interest holders' weighted average ownership percentage for the thirteen and thirty-nine weeks ended September 25, 2019 was 14.4% and 17.9%, respectively.
Shake Shack Inc. Form 10-Q | 19

Table of Content
The following table summarizes the effects of changes in ownership of SSE Holdings on our equity during the thirteen and thirty-nine weeks ended September 23, 2020 and September 25, 2019.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 23 2020	September 25 2019	September 23 2020	September 25 2019
Net income (loss) attributable to Shake Shack Inc.	$(5,559)	$10,344	$(22,730)	$21,920
Transfers (to) from non-controlling interests:
Increase in additional paid-in capital as a result of the redemption of LLC Interests	44	1,634	239	7,115
Increase in additional paid-in-capital as a result of the GTC Merger	—	19,218	—	19,218
Increase (decrease) in additional paid-in capital as a result of activity under stock compensation plans and the related income tax effect	367	1,789	627	2,718
Increase in additional paid-in-capital as a result of the issuance of Class A common stock sold in equity offerings	—	—	135,718	—
Total effect of changes in ownership interest on equity attributable to Shake Shack Inc.	$(5,148)	$32,985	$113,854	$50,971
The following table summarizes redemptions of LLC Interests activity during the thirteen and thirty-nine weeks ended September 23, 2020 and September 25, 2019.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 23 2020	September 25 2019	September 23 2020	September 25 2019
Redemption and acquisition of LLC Interests
Number of LLC Interests redeemed by non-controlling interest holders	5,000	231,599	33,195	1,057,737
Number of LLC Interests acquired in connection with the Gramercy Tavern Merger	—	2,690,263	—	2,690,263
Number of LLC Interests received by Shake Shack Inc.	5,000	231,599	33,195	1,057,737
Issuance of Class A common stock
Shares of Class A common stock issued in connection with redemptions of LLC Interests	5,000	231,599	33,195	1,057,737
Shares of Class A common stock issued in connection with the Gramercy Tavern Merger	—	2,690,263	—	2,690,263
Cancellation of Class B common stock
Shares of Class B common stock surrendered and canceled	5,000	231,599	33,195	1,057,737
Shares of Class B common stock surrendered and canceled in connection with the Gramercy Tavern Merger	—	2,690,263	—	2,690,263
During the thirteen and thirty-nine weeks ended September 23, 2020, we received an aggregate of 38,564 and 180,068 LLC Interests, respectively, in connection with the activity under our stock compensation plan and 172,403 and 383,117 LLC Interests, respectively, during the thirteen and thirty-nine weeks ended September 25, 2019.
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
20 | Shake Shack Inc. Form 10-Q

Table of Content
NOTE 11: EQUITY-BASED COMPENSATION

A summary of equity-based compensation expense recognized during the thirteen and thirty-nine weeks ended September 23, 2020 and September 25, 2019 is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 23 2020	September 25 2019	September 23 2020	September 25 2019
Stock options	$14	$637	$301	$1,974
Performance stock units	233	720	1,009	2,439
Restricted stock units	1,092	522	2,748	1,338
Equity-based compensation expense	$1,339	$1,879	$4,058	$5,751

Total income tax benefit recognized related to equity-based compensation	$60	$48	$135	$141
Equity-based compensation expense is included in general and administrative expenses and labor and related expenses on the Condensed Consolidated Statements of Income (Loss) during the thirteen and thirty-nine weeks ended September 23, 2020 and September 25, 2019 as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 23 2020	September 25 2019	September 23 2020	September 25 2019
General and administrative expenses	$1,199	$1,795	$3,681	$5,521
Labor and related expenses	140	84	377	230
Equity-based compensation expense	$1,339	$1,879	$4,058	$5,751
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

Shake Shack Inc. Form 10-Q | 21

Table of Content
Income Tax Expense (Benefit)
A reconciliation of income tax expense (benefit) computed at the U.S. federal statutory income tax rate to the recognized income tax expense (benefit) is as follows:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	September 23 2020		September 25 2019		September 23 2020		September 25 2019
Expected U.S. federal income taxes at statutory rate	$(1,450)	21.0%	$1,738	21.0%	$(6,725)	21.0%	$5,492	21.0%
State and local income taxes, net of federal benefit	(492)	7.1%	505	6.1%	(2,192)	6.8%	1,746	6.7%
Foreign withholding taxes	504	(7.3)%	655	7.9%	712	(2.2)%	1,624	6.2%
Tax credits	(701)	10.1%	(2,874)	(34.7)%	(1,128)	3.5%	(4,697)	(18.0)%
Return to provision adjustment	132	(1.9)%	(153)	(1.8)%	132	(0.4)%	(153)	(0.6)%
Non-controlling interest	(11)	0.2%	(346)	(4.2)%	411	(1.3)%	(1,291)	(4.9)%
Tax effect of change in basis related to the adoption of ASC 842	—	—%	—	—%	—	—%	1,161	4.4%
Change in valuation allowance	1,221	(17.7)%	(2,587)	(31.2)%	1,971	(6.2)%	(3,847)	(14.7)%
Other	—	—%	(82)	(1.0)%	17	—%	(82)	(0.3)%
Income tax benefit	$(797)	11.5%	$(3,144)	(38.0)%	$(6,802)	21.2%	$(47)	(0.2)%
Our effective income tax rates for the thirteen weeks ended September 23, 2020 and September 25, 2019 were 11.5% and (38.0)%, respectively. The increase was primarily driven by lower pre-tax book income resulting in a loss, causing the tax credits to have an increasing effect on the tax rate, as well as the recognition of a valuation allowance against foreign tax credits that are not expected to be realized before the expiration of the carryforward period. Additionally, an increase in our ownership interest in SSE Holdings increases our share of the taxable income (loss) of SSE Holdings. Our weighted-average ownership interest in SSE Holdings was 92.5% and 85.6% for the thirteen weeks ended September 23, 2020 and September 25, 2019, respectively.
Our effective income tax rates for the thirty-nine weeks ended September 23, 2020 and September 25, 2019 were 21.2% and (0.2)%, respectively. The increase was primarily driven by lower pre-tax book income resulting in a loss, causing the tax credits to have an increasing effect on the tax rate, as well as the recognition of a valuation allowance against foreign tax credits that are not expected to be realized before the expiration of the carryforward period. These were partially offset by a reduction in the tax effect of changes related to the adoption of new accounting standards, for which there were none during the thirty-nine weeks ended September 23, 2020. Additionally, as noted above, an increase in our ownership interest in SSE Holdings increases our share of the taxable income (loss) of SSE Holdings. Our weighted-average ownership interest in SSE Holdings was 92.1% and 82.1% for the thirty-nine weeks ended September 23, 2020 and September 25, 2019, respectively.
Deferred Tax Assets and Liabilities
During the thirty-nine weeks ended September 23, 2020, we acquired an aggregate of 213,263 LLC Interests in connection with the redemption of LLC Interests, activity relating to our stock compensation plan, and in connection with the second quarter equity offering. We recognized a deferred tax asset in the amount of $1,562 associated with the basis difference in our investment in SSE Holdings upon acquisition of these LLC Interests. As of September 23, 2020, the total deferred tax asset related to the basis difference in our investment in SSE Holdings was $175,320. However, a portion of the total basis difference will only reverse upon the eventual sale of our interest in SSE Holdings, which we expect would result in a capital loss.
During the thirty-nine weeks ended September 23, 2020, we also recognized $116 of deferred tax assets related to additional tax basis increases generated from expected future payments under the Tax Receivable Agreement and related deductions for imputed interest on such payments. See "Tax Receivable Agreement," herein for more information.
We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of September 23, 2020, we concluded, based on the weight of all available positive and negative evidence, that all of our deferred tax assets (except for those deferred tax assets related to New York City UBT and certain foreign tax credits) are more likely than not to be realized. As such, an
22 | Shake Shack Inc. Form 10-Q

Table of Content
additional valuation allowance of $1,221 was recognized on certain foreign tax credits not expected to be realized before the expiration of the carryforward period.
Uncertain Tax Positions
No uncertain tax positions existed as of September 23, 2020. Shake Shack Inc. was formed in September 2014 and did not engage in any operations prior to our initial public offering in February of 2015 and related organizational transactions. Shake Shack Inc. first filed tax returns for tax year 2014, which is the first tax year subject to examination by taxing authorities for U.S. federal and state income tax purposes. Additionally, although SSE Holdings is treated as a partnership for U.S. federal and state income taxes purposes, it is still required to file an annual U.S. Return of Partnership Income, which is subject to examination by the Internal Revenue Service ("IRS"). The statute of limitations has expired for tax years through 2015 for SSE Holdings.
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
During the thirty-nine weeks ended September 23, 2020, we acquired an aggregate of 33,195 LLC Interests in connection with the redemption of LLC Interests, which resulted in an increase in the tax basis of our investment in SSE Holdings subject to the provisions of the Tax Receivable Agreement. We recognized an additional liability in the amount of $414 for the TRA Payments due to the redeeming members, representing 85% of the aggregate tax benefits we expect to realize from the tax basis increases related to the redemption of LLC Interests, after concluding it was probable that such TRA Payments would be paid based on our estimates of future taxable income. During the thirty-nine weeks ended September 23, 2020 and September 25, 2019, payments of $6,643 and $707, inclusive of interest, were made to the parties to the Tax Receivable Agreement, respectively. As of September 23, 2020, the total amount of TRA Payments due under the Tax Receivable Agreement, was $228,197, of which no amount was included in other current liabilities on the Condensed Consolidated Balance Sheet. See Note 15, Commitments and Contingencies, for more information relating to our liabilities under the Tax Receivable Agreement.
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
We are currently estimating the amount of accelerated tax depreciation deductions as a result of the technical amendments made by the CARES Act to qualified improvement property. During the thirty-nine weeks ended September 23, 2020, we recognized accelerated tax depreciation deductions of $446 related to assets placed in service in fiscal 2020, and are recorded as components within our deferred income taxes, net on the Condensed Consolidated Balance Sheets. In addition, subsequent to the second quarter of 2020, we began deferring the employer-paid portion of social security taxes as permitted by the CARES Act.
Shake Shack Inc. Form 10-Q | 23

Table of Content
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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A common stock for the thirteen and thirty-nine weeks ended September 23, 2020 and September 25, 2019.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 23 2020	September 25 2019	September 23 2020	September 25 2019
Numerator:
Net income (loss)	$(6,110)	$11,423	$(25,220)	$26,201
Less: net income (loss) attributable to non-controlling interests	(551)	1,079	(2,490)	4,281
Net income (loss) attributable to Shake Shack Inc.	$(5,559)	$10,344	$(22,730)	$21,920
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	38,251	31,961	36,668	30,549
Effect of dilutive securities:
Stock options	—	824	—	777
Performance stock units	—	50	—	64
Restricted stock units	—	81	—	51
Weighted-average shares of Class A common stock outstanding—diluted	38,251	32,916	36,668	31,441

Earnings (loss) per share of Class A common stock—basic	$(0.15)	$0.32	$(0.62)	$0.72
Earnings (loss) per share of Class A common stock—diluted	$(0.15)	$0.31	$(0.62)	$0.70
Shares of our Class B common stock do not share in the earnings or losses of Shake Shack and are therefore not participating securities. As such, separate presentation of basic and diluted earnings (loss) per share of Class B common stock under the two-class method has not been presented.

24 | Shake Shack Inc. Form 10-Q

Table of Content
The following table presents potentially dilutive securities, as of the end of the period, excluded from the computations of diluted earnings (loss) per share of Class A common stock for the thirteen and thirty-nine weeks ended September 23, 2020 and September 25, 2019.

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	September 23 2020		September 25 2019		September 23 2020		September 25 2019
Stock options	764,902	(1)	—		764,902	(1)	—
Performance stock units	139,081	(1)	66,101	(2)	139,081	(1)	66,101	(2)
Restricted stock units	262,232	(1)	—		262,232	(1)	—
Shares of Class B common stock	3,112,002	(3)	3,809,347	(3)	3,112,002	(3)	3,809,347	(3)
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
NOTE 14: SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information for the thirty-nine weeks ended September 23, 2020 and September 25, 2019:

	Thirty-Nine Weeks Ended
	September 23 2020	September 25 2019
Cash paid for:
Income taxes, net of refunds	$1,270	$2,483
Interest, net of amounts capitalized	584	157
Non-cash investing activities:
Accrued purchases of property and equipment	9,544	17,394
Capitalized equity-based compensation	29	79
Non-cash financing activities:
Class A common stock issued in connection with the redemption of LLC Interests	—	1
Class A common stock issued in connection with the GTC merger	—	3
Cancellation of Class B common stock in connection with the redemption of LLC Interests	—	(1)
Cancellation of Class B common stock in connection with the GTC Merger	—	(3)
Establishment of liabilities under tax receivable agreement	414	20,027
Shake Shack Inc. Form 10-Q | 25

Table of Content
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
As security under the terms of one of our leases, we are obligated under a letter of credit totaling $130 as of September 23, 2020, which expires in February 2026. Additionally, in September 2017, we entered into a letter of credit in conjunction with our new home office lease in the amount of $603, which expires in August 2021 and renews automatically for one-year periods through January 31, 2034.
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
Legal Contingencies
In February 2018, a claim was filed against Shake Shack in California state court alleging certain violations of the California Labor Code. At a mediation between the parties, we agreed to settle the matter with the plaintiff and all other California employees who elect to participate in the settlement for $1,200. As of September 23, 2020, an accrual in the amount of $1,180 was recorded for this matter and related expenses.

We are subject to various legal proceedings, claims and liabilities, such as employment-related claims and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance. As of September 23, 2020, the amount of the ultimate liability with respect to these matters was not material.
Liabilities under Tax Receivable Agreement
As described in Note 12, Income Taxes, we are a party to the Tax Receivable Agreement under which we are contractually committed to pay certain of the members of SSE Holdings 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of certain transactions. We are not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated with the transactions that gave rise to the payments are realized. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. During the thirty-nine weeks ended September 23, 2020 and September 25, 2019, we recognized liabilities totaling $414 and $20,027, respectively, relating to our obligations under the Tax Receivable Agreement, after concluding that it was probable that we would have sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. As of September 23, 2020 and December 25, 2019, our total obligations under the Tax Receivable Agreement were $228,197 and $234,426, respectively. There were no transactions subject to the Tax Receivable Agreement for which we did not recognize the related liability, as we concluded that we would have sufficient future taxable income to utilize all of the related tax benefits.
26 | Shake Shack Inc. Form 10-Q

Table of Content
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

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Classification	September 23 2020	September 25 2019	September 23 2020	September 25 2019
Amounts received from HYC	Licensing revenue	$26	$250	$60	$401

	Classification	September 23 2020	December 25 2019
Amounts due from HYC	Accounts Receivable	$9	$47
Madison Square Park Conservancy
The Chairman of our Board of Directors serves as a director of the Madison Square Park Conservancy ("MSP Conservancy"), with which we have a license agreement and pay license fees to operate our Madison Square Park Shack.

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Classification	September 23 2020	September 25 2019	September 23 2020	September 25 2019
Amounts paid to MSP Conservancy	Occupancy and related expenses	$173	$138	$392	$692

	Classification	September 23 2020	December 25 2019
Amounts due to MSP Conservancy	Accrued expenses	$249	$53
Share Our Strength
The Chairman of our Board of Directors serves as a director of Share Our Strength, for which Shake Shack holds the "Great American Shake Sale" to raise money and awareness for childhood hunger. During the Great American Shake Sale, we encourage guests to donate money to Share Our Strength's No Kid Hungry campaign in exchange for a coupon for a free shake. All of the guest donations we collect go directly to Share Our Strength. Amounts raised through donations during the thirteen weeks ended September 25, 2019, were payable to Share Our Strength as of September 25, 2019.

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Classification	September 23 2020	September 25 2019	September 23 2020	September 25 2019
Amounts raised through donations	—	$—	$190	$—	$190

Costs incurred for free shakes redeemed	General and administrative expenses	$—	$30	$—	$30
Shake Shack Inc. Form 10-Q | 27

Table of Content
Olo, Inc.
The Chairman of our Board of Directors serves as a director of Olo, Inc. (formerly known as "Mobo Systems, Inc."), a platform we use in connection with our mobile ordering application. No amounts were due to Olo as of September 23, 2020 and December 25, 2019, respectively.

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Classification	September 23 2020	September 25 2019	September 23 2020	September 25 2019
Amounts paid to Olo	Other operating expenses	$75	$44	$169	$122
Square, Inc.
Our Chief Executive Officer is a member of the Board of Directors of Square, Inc. ("Square"). We currently use certain point-of-sale applications, payment processing services, hardware and other enterprise platform services in connection with the processing of a limited amount of sales at certain of our locations, sales for certain off-site events and in connection with our kiosk technology. No amounts were due to Square as of September 23, 2020 and December 25, 2019, respectively.

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Classification	September 23 2020	September 25 2019	September 23 2020	September 25 2019
Amounts paid to Square	Other operating expenses	$419	$487	$1,208	$1,195
Tax Receivable Agreement
As described in Note 12, Income Taxes, we entered into a tax receivable agreement with certain members of SSE Holdings that provides for the payment by us of 85% of the amount of tax benefits, if any, that Shake Shack actually realizes or in some cases is deemed to realize as a result of certain transactions.

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Classification	September 23 2020	September 25 2019	September 23 2020	September 25 2019
Amounts paid to members (inclusive of interest)	Other current liabilities	$—	$—	$6,643	$707

	Classification	September 23 2020	December 25 2019
Amounts due under the Tax Receivable Agreement	Other current liabilities Liabilities under tax receivable agreement, net of current portion	$228,197	$234,426
Distributions to Members of SSE Holdings
Under the terms of the SSE Holdings LLC Agreement, SSE Holdings is obligated to make tax distributions to its members. No tax distributions were payable to non-controlling interest holders as of September 23, 2020 and December 25, 2019, respectively.

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Classification	September 23 2020	September 25 2019	September 23 2020	September 25 2019
Amounts paid to non-controlling interest holders	Net income attributable to non-controlling interests	$164	$39	$478	$1,706

Shake Shack Inc. Form 10-Q | 28

Table of Content
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
This section and other parts of this Quarterly Report on Form 10-Q ("Form 10-Q") contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), which are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different from the statements made herein. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial position, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to any historical or current facts. These statements may include words such as "aim," "anticipate," "believe," "estimate," "expect," "forecast," "future," "intend," "outlook," "potential," "project," "projection," "plan," "seek," "may," "could," "would," "will," "should," "can," "can have," "likely," the negatives thereof and other similar expressions. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Form 10-Q in the context of the risks and uncertainties disclosed in our Annual Report on Form 10-K for the fiscal year ended December 25, 2019 ("2019 Form 10-K") and Quarterly Report on Form 10-Q for the quarterly period ended June 24, 2020. The forward-looking statements included in this Form 10-Q are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

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
OVERVIEW

Shake Shack is a modern day "roadside" burger stand serving a classic American menu of premium burgers, chicken sandwiches, hot dogs, crinkle cut fries, shakes, frozen custard, beer and wine. As of September 23, 2020, there were 298 Shacks in operation system-wide, of which 175 were domestic Company-operated Shacks, 22 were domestic licensed Shacks and 101 were international licensed Shacks.

Recent Developments and Trends
We have experienced steady recovery in the business during the third quarter of 2020, and through October 21 ("fiscal October"), all while continuing to support our Shack teams, our guests and the communities in which we operate during the COVID-19 global pandemic. COVID-19 was officially declared a global pandemic by the World Health Organization in March 2020, and the virus has impacted all global economies, resulting in varying levels of restrictions and shutdowns implemented by national, state, and local authorities. In response to the outbreak, in March 2020, we closed all dining rooms and temporarily shifted to a “to-go” only operating model in all of our domestic Company-operated Shacks. With a prioritization on health and safety, we have steadily re-opened Shacks under modified operations to meet public health guidelines and evolving customer behaviors and expectations. Nearly all domestic Company-operated Shacks were open as of the end of the third quarter 2020 and through fiscal October. As of the end of fiscal October, approximately 80% of our domestic Company-operated Shacks had open dining rooms with varying capacity restrictions, with the majority of Shacks also utilizing outdoor patio space, whenever possible.

Same-Shack sales improved across all regions on a sequential basis, with performance driven by increases in in-Shack dining in both urban and suburban Shacks, combined with high levels of retention of digital sales since fiscal May. Most notably, same-Shack sales have improved sequentially over every single one of the last six months. During the third quarter of 2020, same-Shack sales were down 31.7% compared to the same period last year, with urban Shacks down 43% and suburban Shacks down 16% compared to the same period last year. Our third quarter 2020 same-Shack sales reflect sequential improvement against the prior quarter, in which same-Shack sales were down 49.0%, with urban Shacks down 57% and suburban Shacks down 38%. Subsequent to the third quarter of 2020, in fiscal October 2020, same-Shack sales were down 21%, with urban Shacks down 33% and suburban Shacks down 4% compared to the same period last year. Urban Shacks represent approximately half the Shacks in the comparable base, yet accounted for approximately 60% of same-Shack sales prior to the COVID-19 outbreak. As expected, urban locations are still acutely impacted by the pandemic and suburban locations continue to
Shake Shack Inc. Form 10-Q | 29

Table of Content
recover at a faster pace. New York City, particularly Manhattan, continues to lag other regions and we expect this to be an ongoing trend until the city fully recovers. New York City same-Shack sales have, however, shown continued sequential improvement, being down 49% in the third quarter 2020 compared to down 64% in the second quarter, and now down 40% in fiscal October, versus the same periods last year. Manhattan will continue to have a material and outweighed impact on New York City’s results and those of the Company overall, with Manhattan still down 60% in same-Shack sales during the third quarter 2020, versus down 69% in the second quarter, and now down 51% in fiscal October.

During the third quarter of 2020, total digital sales, including orders placed on the Shake Shack app, website and third party delivery platforms, represented 60% of total Shack sales. As in-Shack sales improved throughout the period, we also maintained a high level of digital retention, with more than 90% of digital sales retained in fiscal October compared to the high point in fiscal May. During the third quarter and similar to second quarter trends, our native web and app channels, when combined, continued to be the fastest growing channel on a year-on-year basis, with sales more than three times the prior year levels. In the second quarter 2020, we added over 800,000 first-time purchasers to the app and web channels between early March and the end of July. This trend has continued through fiscal October, increasing to over 1.4 million first-time purchasers on those channels since early March.

The following table presents fiscal monthly information about our current trends in Shack sales.

	First Quarter	Second Quarter			Third Quarter			Fourth Quarter
(dollar amounts in thousands)	March 25	April 22	May 20	June 24	July 22	August 19	September 23	October 21
Average weekly sales*	$56	$32	$50	$52	$56	$59	$61	$62
Total year-over-year sales growth (decline)	(11)%	(56)%	(32)%	(32)%	(23)%	(20)%	(10)%	(5)%
Same-Shack sales %	(29)%	(64)%	(42)%	(42)%	(39)%	(34)%	(23)%	(21)%

*Average weekly sales is calculated by dividing total Shack sales by the number of operating weeks for all Shacks in operation during the period. For Shacks that are not open for the entire period, fractional adjustments are made to the number of operating weeks open such that it corresponds to the period of associated sales.

Our licensed business has shown gradual improvement. Our licensed airport and stadium business, however, continues to be deeply impacted, with only nine of the 22 domestic licensed Shacks open as of the end of fiscal October. The following table presents fiscal monthly information about our licensed sales trends.

	First Quarter	Second Quarter			Third Quarter			Fourth Quarter
(dollar amounts in millions)	March 25	April 22	May 20	June 24	July 22	August 19	September 23	October 21
Weekly licensed sales*	$4.6	$2.0	$2.4	$3.5	$4.6	$5.4	$5.7	$5.9
Total year-over-year licensed sales growth (decline)	13%	(65)%	(58)%	(47)%	(32)%	(23)%	(9)%	(10)%
Number of open licensed Shacks	96	56	59	91	98	104	105	107
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
Given the substantial uncertainty and resulting material economic impact caused by the COVID-19 pandemic, we are not providing full guidance for the fiscal year ending December 30, 2020. While we are confident in a full, long term recovery, the timing of that return to pre-COVID levels is highly dependent upon the return of the high traffic areas that contributed to many of the strongest Shack sales, including those most reliant on travel, schools, offices and major gatherings, as well as ultimately, fully open dining rooms. The timing of that recovery remains unknown today. With the colder weather and the increasing number of reported COVID cases, it is expected that sales over the coming months will be pressured. We have the benefit of a 53rd week in this fiscal year which will be accretive on an absolute dollar basis, but the underlying business continues to face a very challenging and volatile operating environment certainly through the end of this year.
30 | Shake Shack Inc. Form 10-Q

Table of Content
Development Highlights
During the third quarter 2020, we opened four new domestic Company-operated Shacks, five new international licensed Shacks, and one domestic licensed Shack. These openings were partially offset by the COVID-related closure of three international licensed Shacks and one domestic licensed Shack, including the Shack located in Terminal 3 of the LAX airport.

Location	Type	Opening Date
Shanghai, China — Grand Gateway	International Licensed	6/28/2020
Palm Beach Gardens, FL — Gardens Mall	Domestic Company-Operated	7/7/2020
Dubai, United Arab Emirates — Deira City Centre	International Licensed	7/8/2020
Daegu, South Korea — Daegu Dongseongro	International Licensed	7/10/2020
Singapore — Orchard Road	International Licensed	8/5/2020
Beijing, China — Taikoo Li Sanlitum	International Licensed	8/12/2020
Salt Lake City, UT — Salt Lake City International Airport	Domestic Licensed	9/15/2020
Seattle, WA — University Village	Domestic Company-Operated	9/17/2020
Roseville, CA — Galleria at Roseville	Domestic Company-Operated	9/21/2020
Santa Clara, CA — Valley Fair	Domestic Company-Operated	9/22/2020
We expect to reach a total of 18 to 20 new Company-operated Shacks by the end of fiscal 2020. Furthermore, we expect to open five to six new licensed Shacks in the fourth quarter 2020, ending the year with 12 to 14, net licensed Shacks in total for fiscal 2020. Looking to the next fiscal year, we expect to open between 35 and 40 new Company-operated Shacks in fiscal 2021, a number of which should open in the first half of fiscal 2021. Additionally, we expect to open 15 to 20 new licensed Shacks in fiscal 2021.
Liquidity Update
In March 2020, we drew down the full $50.0 million available under the Revolving Credit Facility, of which the full amount was repaid, plus interest, in fiscal June 2020. In fiscal April 2020, we raised $135.9 million of proceeds, net of underwriting discounts and commissions, from the sale of 3,416,070 shares of its Class A common stock in an underwritten offering, and $9.8 million of proceeds, net of commissions, from the sale of 233,467 shares of its Class A common stock pursuant to an "at-the-market" equity offering program. See “Liquidity and Capital Resources,” herein, for more information.

Shake Shack Inc. Form 10-Q | 31

Table of Content
Financial Highlights for the Third Quarter 2020
▪Total revenue in the third quarter 2020 decreased 17.3% to $130.4 million versus the same period last year, showing sequential improvement when compared to a decline of 39.9% in the prior quarter. Further improvement carried through fiscal October, with a decline of 5.7% versus the same period last year.
▪Shack sales in the third quarter 2020 decreased 17.1% to $126.3 million versus the same period last year, showing sequential improvement when compared to a decline of 39.5% in the prior quarter. Total Shack sales improved further in fiscal October with a decline of 5.3% versus the same period last year.
▪Same-Shack sales sequentially improved every fiscal month since fiscal April, down 31.7% in the third quarter 2020 versus the same period last year, compared to down 49.0% in the prior quarter. In fiscal October, Same-Shack sales continued to recover, with a decline of 21% versus the same period last year. Within same-Shack sales:
◦Suburban same-Shack sales were down 16% during the third quarter 2020 versus the same period last year, compared to down 38% in the prior quarter, and improving to down 4% in fiscal October.
◦Urban same-Shack sales were down 43% during the third quarter 2020 versus the same period last year, compared to down 57% in the prior quarter, and improving to down 33% in fiscal October.
▪Licensed revenue in the third quarter decreased 23.8% to $4.1 million versus the same period last year, showing sequential improvement when compared to a decline of 53.1% in the prior quarter.
▪Shack system-wide sales in the third quarter decreased 18.4% to $195.1 million, versus the same period last year, showing sequential improvement when compared to down 45.2% in the prior quarter, and improving to down 7.1% in fiscal October.
▪Operating loss in the third quarter was $6.8 million, compared to operating income of $8.2 million in the same period last year, showing sequential improvement when compared to an operating loss of $24.1 million in the prior quarter.
▪Shack-level operating profit*, a non-GAAP measure, decreased 46.9% to $18.7 million, or 14.8% of Shack sales in the third quarter 2020, versus a Shack-level operating profit of $1.9 million, or 2.2% of Shack sales in the prior quarter.
▪Net loss was $6.1 million and adjusted EBITDA*, a non-GAAP measure, was $8.2 million in the third quarter 2020, compared to net income of $11.4 million and adjusted EBITDA of $23.3 million in the same period last year.
▪Net loss attributable to Shake Shack Inc. was $5.6 million and adjusted pro forma net loss*, a non-GAAP measure, was $4.4 million, or a loss of $0.11 per fully exchanged and diluted share in the third quarter 2020, compared to net income attributable to Shake Shack Inc. of $10.3 million, adjusted pro forma net income of $10.0 million, or $0.26 per fully exchanged and diluted share, in the same period last year.
▪Six system-wide Shack openings, comprised of four domestic Company-operated Shacks and two net licensed Shacks.
▪Cash and marketable securities on hand was $191.8 million as of September 23, 2020.

* This represents a non-GAAP measure. Reconciliations to the most directly comparable financial measures presented in accordance with GAAP are set forth in the schedules within “Non-GAAP Financial Measures,” herein. See “Non-GAAP Financial Measures.”

32 | Shake Shack Inc. Form 10-Q

Table of Content
RESULTS OF OPERATIONS

The following table summarizes our results of operations for the thirteen and thirty-nine weeks ended September 23, 2020 and September 25, 2019:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 23 2020		September 25 2019		September 23 2020		September 25 2019
Shack sales	$126,288	96.8%	$152,366	96.6%	$353,855	96.9%	$428,811	96.8%
Licensing revenue	4,113	3.2%	5,396	3.4%	11,502	3.1%	14,273	3.2%
TOTAL REVENUE	130,401	100.0%	157,762	100.0%	365,357	100.0%	443,084	100.0%
Shack-level operating expenses(1):
Food and paper costs	37,903	30.0%	44,159	29.0%	107,494	30.4%	125,049	29.2%
Labor and related expenses	37,898	30.0%	41,601	27.3%	110,597	31.3%	118,891	27.7%
Other operating expenses	18,743	14.8%	18,947	12.4%	50,826	14.4%	51,270	12.0%
Occupancy and related expenses	13,093	10.4%	12,537	8.2%	37,974	10.7%	35,309	8.2%
General and administrative expenses	14,962	11.5%	17,090	10.8%	45,170	12.4%	46,420	10.5%
Depreciation expense	12,376	9.5%	10,474	6.6%	36,233	9.9%	29,239	6.6%
Pre-opening costs	1,822	1.4%	4,487	2.8%	5,799	1.6%	10,678	2.4%
Impairment and loss on disposal of assets	402	0.3%	303	0.2%	2,924	0.8%	1,031	0.2%
TOTAL EXPENSES	137,199	105.2%	149,598	94.8%	397,017	108.7%	417,887	94.3%
OPERATING INCOME (LOSS)	(6,798)	(5.2)%	8,164	5.2%	(31,660)	(8.7)%	25,197	5.7%
Other income, net	34	—%	248	0.2%	335	0.1%	1,259	0.3%
Interest expense	(143)	(0.1)%	(133)	(0.1)%	(697)	(0.2)%	(302)	(0.1)%
INCOME (LOSS) BEFORE INCOME TAXES	(6,907)	(5.3)%	8,279	5.2%	(32,022)	(8.8)%	26,154	5.9%
Benefit from income taxes	(797)	(0.6)%	(3,144)	(2.0)%	(6,802)	(1.9)%	(47)	—%
NET INCOME (LOSS)	(6,110)	(4.7)%	11,423	7.2%	(25,220)	(6.9)%	26,201	5.9%
Less: net income (loss) attributable to non-controlling interests	(551)	(0.4)%	1,079	0.7%	(2,490)	(0.7)%	4,281	1.0%
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$(5,559)	(4.3)%	$10,344	6.6%	$(22,730)	(6.2)%	$21,920	4.9%
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 23 2020	September 25 2019	September 23 2020	September 25 2019
Shack sales	$126,288	$152,366	$353,855	$428,811
Percentage of total revenue	96.8%	96.6%	96.9%	96.8%
Dollar change compared to prior year	$(26,078)		$(74,956)
Percentage change compared to prior year	(17.1)%		(17.5)%
Shake Shack Inc. Form 10-Q | 33

Table of Content
The decrease in Shack sales for the thirteen and thirty-nine weeks ended September 23, 2020 was primarily due to lost sales related to the impact from the COVID-19 pandemic. These decreases were partially offset by the opening of 24 new domestic Company-operated Shacks between September 25, 2019 and September 23, 2020.
Same-Shack sales improved across all regions on a sequential basis, with performance driven by increases in in-Shack dining in both urban and suburban Shacks, combined with a high retention of digital sales from the high point since fiscal May. Most notably, same-Shack sales have improved sequentially over each of the last six months. During the third quarter of 2020, same-Shack sales were down 31.7% compared to the same period last year, with urban Shacks down 43% and suburban Shacks down 16% compared to the same period last year. The decrease in same-Shack sales for the quarter was driven by a 42.0% decrease in traffic partially offset by an increase in price mix of 10.3%. This increase in price mix was driven by a significant increase in average check, primarily from a higher digital sales mix combined with an overall increase in check, due to higher items per order since the start of the pandemic. For the thirty-nine weeks ended September 23, 2020, same-Shack sales were down 31.5%, primarily driven by a 39.4% decrease in guest traffic partially offset by an increase in price mix of 7.9%, also driven by a higher total average check. For the purpose of calculating same-Shack sales growth for the thirteen and thirty-nine weeks ended September 23, 2020, Shack sales for 102 Shacks were included in the comparable Shack base.

Subsequent to the third quarter of 2020, in fiscal October 2020, same-Shack sales were down 21%, with our urban Shacks down 33% and suburban Shacks down 4% compared to the same period last year.
Licensing Revenue
Licensing revenue is comprised of license fees, opening fees for certain licensed Shacks and territory fees. License fees are calculated as a percentage of sales and territory fees are payments for the exclusive right to develop Shacks in a specific geographic area.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 23 2020	September 25 2019	September 23 2020	September 25 2019
Licensing revenue	$4,113	$5,396	$11,502	$14,273
Percentage of total revenue	3.2%	3.4%	3.1%	3.2%
Dollar change compared to prior year	$(1,283)		$(2,771)
Percentage change compared to prior year	(23.8)%		(19.4)%
The decreases in licensing revenue for the thirteen and thirty-nine weeks ended September 23, 2020 were primarily due to reduced sales related to the COVID-19 pandemic, partially offset by a net increase of 20 Shacks opened between September 25, 2019 and September 23, 2020. Our licensed business has shown improvement, with our licensed airport and stadium business continuing to be the most deeply impacted, with only nine of the 22 domestic licensed Shacks open as of fiscal October.
Food and Paper Costs
Food and paper costs include the direct costs associated with food, beverage and packaging of our menu items. The components of food and paper costs are variable by nature, changing with sales volume, and are impacted by menu mix and fluctuations in commodity costs, as well as geographic scale and proximity.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 23 2020	September 25 2019	September 23 2020	September 25 2019
Food and paper costs	$37,903	$44,159	$107,494	$125,049
Percentage of Shack sales	30.0%	29.0%	30.4%	29.2%
Dollar change compared to prior year	$(6,256)		$(17,555)
Percentage change compared to prior year	(14.2)%		(14.0)%
The decreases in food and paper costs for the thirteen and thirty-nine weeks ended September 23, 2020 were primarily due to a decline in sales volume related to the COVID-19 pandemic, partially offset by the opening of 24 new domestic company-operated Shacks between September 25, 2019 and September 23, 2020.
As a percentage of Shack sales, the increase in food and paper costs for the thirteen weeks ended September 23, 2020 was primarily due to higher paper and packaging costs, with all orders packaged as 'to go' orders.
34 | Shake Shack Inc. Form 10-Q

Table of Content

For the thirty-nine weeks ended September 23, 2020, as a percentage of Shack sales, the increase in food and paper costs was primarily due to higher paper and packaging costs and significant inflation in beef prices, partially offset by lower chicken costs. For the large part of the second quarter of 2020, we experienced significant inflation in beef, with costs nearly double that of last year for most of June. Beef prices have since returned to more normalized levels in the third quarter of 2020. Furthermore, we had increased paper and packaging costs as a result of packaging all orders as 'to go' orders during the second and third quarter of 2020.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 23 2020	September 25 2019	September 23 2020	September 25 2019
Labor and related expenses	$37,898	$41,601	$110,597	$118,891
Percentage of Shack sales	30.0%	27.3%	31.3%	27.7%
Dollar change compared to prior year	$(3,703)		$(8,294)
Percentage change compared to prior year	(8.9)%		(7.0)%
The decreases in labor and related expenses for the thirteen and thirty-nine weeks ended September 23, 2020 were primarily due to reductions in staffing expenses across all Shacks associated with the impact of COVID-19. These decreases were partially offset by the opening of 24 new domestic Company-operated Shacks between September 25, 2019 and September 23, 2020, and a number of incremental payroll costs to support our Shack employees. These incremental payroll costs were related to a temporary 10% premium pay raise to hourly employees through the end of August, guaranteed bonuses for Shack teams, and payments related to scheduling changes for hourly team members as teams navigated the challenging operating conditions caused by COVID-19. This investment in our teams had an incremental $2.1 million impact on our results of operations during the third quarter of 2020, and was in addition to the $2.4 million recognized during the second quarter of 2020.
As a percentage of Shack sales, the increase in labor and related expenses for the thirteen and thirty-nine weeks ended September 23, 2020 was primarily due to sales deleverage associated with the impact of COVID-19 and, to a lesser extent, increases in starting wages, partially offset by the reduction of labor hours.
Other Operating Expenses
Other operating expenses consist of Shack-level marketing expenses, repairs and maintenance, utilities and other operating expenses incidental to operating our domestic Company-operated Shacks, such as non-perishable supplies, credit card fees and property insurance.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 23 2020	September 25 2019	September 23 2020	September 25 2019
Other operating expenses	$18,743	$18,947	$50,826	$51,270
Percentage of Shack sales	14.8%	12.4%	14.4%	12.0%
Dollar change compared to prior year	$(204)		$(444)
Percentage change compared to prior year	(1.1)%		(0.9)%
The decrease in other operating expenses for the thirteen and thirty-nine weeks ended September 23, 2020 was primarily due to the reduction in expenses across all Shacks associated with the impact of COVID-19, including reduced maintenance expenses within the Shacks which is not expected to continue as we enter the fourth quarter, partially offset by higher delivery expense as a result of digital growth, as well as the opening of 24 new domestic Company-operated Shacks between September 25, 2019 and September 23, 2020.
Shake Shack Inc. Form 10-Q | 35

Table of Content
As a percentage of Shack sales, the increase in other operating expenses for the thirteen and thirty-nine weeks ended September 23, 2020 was primarily due to higher delivery commissions as a result of digital growth and sales deleverage associated with the impact of COVID-19. For the thirteen weeks ended September 23, 2020, the increase was also partially offset by lower maintenance expenses.
Occupancy and Related Expenses
Occupancy and related expenses consist of Shack-level occupancy expenses (including rent, common area expenses and certain local taxes), and exclude occupancy expenses associated with unopened Shacks, which are recorded separately in pre-opening costs.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 23 2020	September 25 2019	September 23 2020	September 25 2019
Occupancy and related expenses	$13,093	$12,537	$37,974	$35,309
Percentage of Shack sales	10.4%	8.2%	10.7%	8.2%
Dollar change compared to prior year	$556		$2,665
Percentage change compared to prior year	4.4%		7.5%
The increase in occupancy and related expenses for the thirteen and thirty-nine weeks ended September 23, 2020 was primarily due to the opening of 24 new domestic Company-operated Shacks between September 25, 2019 and September 23, 2020, partially offset by lower variable rent expense associated with lower revenue.
As a percentage of Shack sales, the increase in occupancy and related expenses for the thirteen and thirty-nine weeks ended September 23, 2020 was primarily due to sales deleverage associated with the impact of COVID-19, partially offset by lower variable rent expense associated with lower revenue.
General and Administrative Expenses
General and administrative expenses consist of costs associated with corporate and administrative functions that support Shack development and operations, as well as equity-based compensation expense.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 23 2020	September 25 2019	September 23 2020	September 25 2019
General and administrative expenses	$14,962	$17,090	$45,170	$46,420
Percentage of total revenue	11.5%	10.8%	12.4%	10.5%
Dollar change compared to prior year	$(2,128)		$(1,250)
Percentage change compared to prior year	(12.5)%		(2.7)%
The decreases in general and administrative expenses for the thirteen and thirty-nine weeks ended September 23, 2020 was primarily due to disciplined cost reduction across the majority of discretionary spend categories and reduced home office compensation expense, partially offset by increased expenses across marketing and technology to support digital initiatives.
As a percentage of total revenue, the increase in general and administrative expenses for the thirteen and thirty-nine weeks ended September 23, 2020 was primarily due to sales deleverage associated with the impact of COVID-19.
Depreciation Expense
Depreciation expense consists of the depreciation of fixed assets, including leasehold improvements and equipment.
36 | Shake Shack Inc. Form 10-Q

Table of Content

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 23 2020	September 25 2019	September 23 2020	September 25 2019
Depreciation expense	$12,376	$10,474	$36,233	$29,239
Percentage of total revenue	9.5%	6.6%	9.9%	6.6%
Dollar change compared to prior year	$1,902		$6,994
Percentage change compared to prior year	18.2%		23.9%
The increase in depreciation expense for the thirteen and thirty-nine weeks ended September 23, 2020 was primarily due to incremental depreciation of capital expenditures related to the opening of 24 new domestic Company-operated Shacks between September 25, 2019 and September 23, 2020.
As a percentage of total revenue, the increase in depreciation expense for the thirteen and thirty-nine weeks ended September 23, 2020 was primarily due to sales deleverage associated with the impact of COVID-19.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 23 2020	September 25 2019	September 23 2020	September 25 2019
Pre-opening costs	$1,822	$4,487	$5,799	$10,678
Percentage of total revenue	1.4%	2.8%	1.6%	2.4%
Dollar change compared to prior year	$(2,665)		$(4,879)
Percentage change compared to prior year	(59.4)%		(45.7)%
The decrease in pre-opening costs for the thirteen and thirty-nine weeks ended September 23, 2020 was due to the lower number of new domestic Company-operated Shacks opened during the current period compared to the prior-year period, as well as those expected to open.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 23 2020	September 25 2019	September 23 2020	September 25 2019
Impairment and loss on disposal of assets	$402	$303	$2,924	$1,031
Percentage of total revenue	0.3%	0.2%	0.8%	0.2%
Dollar change compared to prior year	$99		$1,893
Percentage change compared to prior year	32.7%		183.6%
The increase in impairment and loss on disposal of assets for the thirteen and thirty-nine weeks ended September 23, 2020 was primarily due to the number of Shacks maturing in our base and renovations. For the thirty-nine weeks ended September 23, 2020, the increase was also due to an asset impairment charge of $1.1 million recorded during the first quarter of 2020.
Shake Shack Inc. Form 10-Q | 37

Table of Content
Other Income, Net
Other income, net consists of interest income, dividend income and net unrealized and realized gains and losses from the sale of marketable securities.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 23 2020	September 25 2019	September 23 2020	September 25 2019
Other income, net	$34	$248	$335	$1,259
Percentage of total revenue	—%	0.2%	0.1%	0.3%
Dollar change compared to prior year	$(214)		$(924)
Percentage change compared to prior year	(86.3)%		(73.4)%
The decrease in other income, net for the thirteen weeks ended September 23, 2020 was primarily due to a decrease in dividend income. For the thirty-nine weeks ended September 23, 2020, the decrease was primarily due to a decrease in dividend income and unrealized losses related to our investments in marketable securities.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 23 2020	September 25 2019	September 23 2020	September 25 2019
Interest expense	$(143)	$(133)	$(697)	$(302)
Percentage of total revenue	(0.1)%	(0.1)%	(0.2)%	(0.1)%
Dollar change compared to prior year	$(10)		$(395)
Percentage change compared to prior year	7.5%		130.8%
The increases in interest expense for the thirteen and thirty-nine weeks ended September 23, 2020 was primarily due to an increase in interest and fees associated with our Revolving Credit Facility in the current year.
Income Tax Benefit
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 23 2020	September 25 2019	September 23 2020	September 25 2019
Income tax benefit	$(797)	$(3,144)	$(6,802)	$(47)
Percentage of total revenue	(0.6)%	(2.0)%	(1.9)%	—%
Dollar change compared to prior year	$2,347		$(6,755)
Percentage change compared to prior year	(74.7)%		14,372.3%

Our effective income tax rates for the thirteen weeks ended September 23, 2020 and September 25, 2019 were 11.5% and (38.0)%, respectively. The increase was primarily driven by lower pre-tax book income resulting in a loss, causing the tax credits to have an increasing effect on the tax rate, as well as the recognition of a valuation allowance against foreign tax credits that are not expected to be realized before the expiration of the carryforward period. Additionally, an increase in our ownership interest in SSE Holdings increases our share of the taxable income (loss) of SSE Holdings. Our weighted-average ownership interest in SSE Holdings was 92.5% and 85.6% for the thirteen weeks ended September 23, 2020 and September 25, 2019, respectively.
38 | Shake Shack Inc. Form 10-Q

Table of Content
Our effective income tax rates for the thirty-nine weeks ended September 23, 2020 and September 25, 2019 were 21.2% and (0.2)%, respectively. The increase was primarily driven by lower pre-tax book income resulting in a loss, causing the tax credits to have an increasing effect on the tax rate, as well as the recognition of a valuation allowance against foreign tax credits that are not expected to be realized before the expiration of the carryforward period. These were partially offset by a reduction in the tax effect of changes related to the adoption of new accounting standards, for which there were none during the thirty-nine weeks ended September 23, 2020. Additionally, as noted above, an increase in our ownership interest in SSE Holdings increases our share of the taxable income (loss) of SSE Holdings. Our weighted-average ownership interest in SSE Holdings was 92.1% and 82.1% for the thirty-nine weeks ended September 23, 2020 and September 25, 2019, respectively.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 23 2020	September 25 2019	September 23 2020	September 25 2019
Net income (loss) attributable to non-controlling interests	$(551)	$1,079	$(2,490)	$4,281
Percentage of total revenue	(0.4)%	0.7%	(0.7)%	1.0%
Dollar change compared to prior year	$(1,630)		$(6,771)
Percentage change compared to prior year	(151.1)%		(158.2)%
The decreases in net income (loss) attributable to non-controlling interests for the thirteen and thirty-nine weeks ended September 23, 2020 were primarily due to a decline in net results causing a loss for the period, and a decrease in the non-controlling interest holders' weighted average ownership, which was 7.5% and 14.4% for the thirteen weeks ended September 23, 2020 and September 25, 2019, respectively, and 7.9% and 17.9% for the thirty-nine weeks ended September 23, 2020 and September 25, 2019, respectively.
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

Shake Shack Inc. Form 10-Q | 39

Table of Content
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
Limitations of the Usefulness of this Measure
Shack-level operating profit and Shack-level operating profit margin may differ from similarly titled measures used by other companies due to different methods of calculation. Presentation of Shack-level operating profit and Shack-level operating profit margin is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. Shack-level operating profit excludes certain costs, such as general and administrative expenses and pre-opening costs, which are considered normal, recurring cash operating expenses and are essential to support the operation and development of our Shacks. Therefore, this measure may not provide a complete understanding of the operating results of our Company as a whole and Shack-level operating profit and Shack-level operating profit margin should be reviewed in conjunction with our GAAP financial results. A reconciliation of Shack-level operating profit to operating income (loss), the most directly comparable GAAP financial measure, is as follows.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 23 2020	September 25 2019	September 23 2020	September 25 2019
Operating income (loss)	$(6,798)	$8,164	$(31,660)	$25,197
Less:
Licensing revenue	4,113	5,396	11,502	14,273
Add:
General and administrative expenses	14,962	17,090	45,170	46,420
Depreciation expense	12,376	10,474	36,233	29,239
Pre-opening costs	1,822	4,487	5,799	10,678
Impairment and loss on disposal of assets	402	303	2,924	1,031
Shack-level operating profit	$18,651	$35,122	$46,964	$98,292

Total revenue	$130,401	$157,762	$365,357	$443,084
Less: licensing revenue	4,113	5,396	11,502	14,273
Shack sales	$126,288	$152,366	$353,855	$428,811

Shack-level operating profit margin	14.8%	23.1%	13.3%	22.9%

40 | Shake Shack Inc. Form 10-Q

Table of Content
EBITDA and Adjusted EBITDA
EBITDA is defined as net income (loss) before interest expense (net of interest income), income tax expense (benefit) and depreciation and amortization expense. Adjusted EBITDA is defined as EBITDA (as defined above) excluding equity-based compensation expense, deferred lease costs, impairment and loss on the disposal of assets, amortization of cloud-based software implementation costs, as well as certain non-recurring items that we don't believe directly reflect our core operations and may not be indicative of our recurring business operations.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	September 23 2020	September 25 2019	September 23 2020	September 25 2019
Net income (loss)	$(6,110)	$11,423	$(25,220)	$26,201
Depreciation expense	12,376	10,474	36,233	29,239
Interest expense, net	143	133	697	302
Income tax benefit	(797)	(3,144)	(6,802)	(47)
EBITDA	5,612	18,886	4,908	55,695

Equity-based compensation	1,339	1,884	4,058	5,839
Amortization of cloud-based software implementation costs(1)	458	107	1,086	107
Deferred lease costs(2)	258	743	407	2,043
Impairment and loss on disposal of assets(3)	402	303	2,924	1,031
Other income related to adjustment of liabilities under tax receivable agreement	—	—	—	(14)
Executive transition costs(4)	82	—	150	126
Project Concrete(5)	8	1,346	(229)	2,031
Hong Kong office(6)	—	13	—	184
Other(7)	—	—	285	—
Adjusted EBITDA	$8,159	$23,282	$13,589	$67,042

Adjusted EBITDA margin(8)	6.3%	14.8%	3.7%	15.1%
Shake Shack Inc. Form 10-Q | 41

Table of Content

(1)    Represents amortization of capitalized implementation costs related to cloud-based software arrangements that are included within General and Administrative expenses.
(2)    Reflects the extent to which lease expense is greater than or less than contractual fixed base rent.
(3)    For the thirty-nine weeks ended September 23, 2020, this amount includes a non-cash impairment charge of $1.1 million related to one Shack.
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
(8)    Calculated as a percentage of total revenue, which was $130,401 and $365,357 for the thirteen and thirty-nine weeks ended September 23, 2020, respectively, and $157,762 and $443,084 for the thirteen and thirty-nine weeks ended September 25, 2019, respectively.

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
42 | Shake Shack Inc. Form 10-Q

Table of Content

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands, except per share amounts)	September 23 2020	September 25 2019	September 23 2020	September 25 2019
Numerator:
Net income (loss) attributable to Shake Shack Inc.	$(5,559)	$10,344	$(22,730)	$21,920
Adjustments:
Reallocation of net income attributable to non-controlling interests from the assumed exchange of LLC Interests(1)	(551)	1,079	(2,490)	4,281
Executive transition costs(2)	82	—	150	126
Project Concrete(3)	8	1,346	(229)	2,031
Hong Kong office(4)	—	13	—	184
Other(5)	—	—	285	—
Other income related to adjustment of liabilities under tax receivable agreement	—	—	—	(14)
Tax effect of change in tax basis related to the adoption of new accounting standards(6)	—	—	—	1,161
Income tax (expense) benefit(7)	1,608	(2,765)	3,141	(4,478)
Adjusted pro forma net income (loss)	$(4,412)	$10,017	$(21,873)	$25,211

Denominator:
Weighted-average shares of Class A common stock outstanding—diluted	38,251	32,916	36,668	31,441
Adjustments:
Assumed exchange of LLC Interests for shares of Class A common stock(1)	3,114	5,393	3,125	6,674
Adjusted pro forma fully exchanged weighted-average shares of Class A common stock outstanding—diluted	41,365	38,309	39,793	38,115

Adjusted pro forma earnings (loss) per fully exchanged share—diluted	$(0.11)	$0.26	$(0.55)	$0.66

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 23 2020	September 25 2019	September 23 2020	September 25 2019
Earnings (loss) per share of Class A common stock - diluted	$(0.15)	$0.31	$(0.62)	$0.70
Assumed exchange of LLC Interests for shares of Class A common stock(1)	—	(0.02)	(0.01)	(0.01)
Non-GAAP adjustments(8)	0.04	(0.03)	0.08	(0.03)
Adjusted pro forma earnings (loss) per fully exchanged share—diluted	$(0.11)	$0.26	$(0.55)	$0.66

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
(6)    Represents tax effect of change in tax basis related to the adoption of the new lease accounting standard for the thirteen and thirty-nine weeks ended September 25, 2019.
(7)    Represents the tax effect of the aforementioned adjustments and pro forma adjustments to reflect corporate income taxes at assumed effective tax rates of 35.3% and 31.3% for the thirteen and thirty-nine weeks ended September 23, 2020, respectively, and (3.9)% and 11.5% for the thirteen and thirty-nine weeks ended September 25, 2019, respectively.
(8)    Represents the per share impact of non-GAAP adjustments for each period. Refer to the reconciliation of Adjusted Pro Forma Net Income above for further details.
Shake Shack Inc. Form 10-Q | 43

Table of Content
LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, short-term investments and availability under our Revolving Credit Facility. As of September 23, 2020, we maintained a cash and cash equivalents balance of $174.9 million and a short-term investments balance of $16.9 million within Marketable securities.
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
In addition, we are obligated to make payments to certain members of SSE Holdings under the Tax Receivable Agreement. As of September 23, 2020, such obligations totaled $228.2 million. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. Although the amount of any payments that must be made under the Tax Receivable Agreement may be significant, the timing of these payments will vary and will generally be limited to one payment per member per year. The amount of such payments are also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us or to SSE Holdings, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
COVID-19 Update
In response to the uncertain market conditions resulting from the COVID-19 pandemic, we have taken the following actions in the thirty-nine weeks ended September 23, 2020.
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
•In May 2020, we entered into an amendment to our Revolving Credit Facility that provides for a number of enhanced modifications to reflect the current and ongoing impact from COVID-19. In March 2020, we drew down the full $50,000 available under the Revolving Credit Facility to enhance liquidity and financial flexibility given the uncertain market conditions created by the COVID-19 pandemic. We repaid this amount in full, plus interest, in June 2020. As of September 23, 2020, we were in compliance with all covenants.
We believe our existing cash and marketable securities balances, combined with the actions we have taken in response to COVID-19, will be sufficient to fund our operating and finance lease obligations, capital expenditures, tax receivable agreement obligations and working capital needs for at least the next 12 months and the foreseeable future.

44 | Shake Shack Inc. Form 10-Q

Table of Content
Summary of Cash Flows
The following table presents a summary of our cash flows from operating, investing and financing activities.

	Thirty-Nine Weeks Ended
(in thousands)	September 23 2020	September 25 2019
Net cash provided by operating activities	$28,498	$73,043
Net cash used in investing activities	(27,316)	(54,874)
Net cash provided by financing activities	136,602	1,586
Increase in cash	137,784	19,755
Cash at beginning of period	37,099	24,750
Cash at end of period	$174,883	$44,505
Operating Activities
For the thirty-nine weeks ended September 23, 2020 net cash provided by operating activities was $28.5 million compared to $73.0 million for the thirty-nine weeks ended September 25, 2019, a decrease of $44.5 million. This decrease was primarily driven by a decrease in Shack-level operating profit due to the impact of COVID-19, partially offset by lower pre-opening costs.
Investing Activities
For the thirty-nine weeks ended September 23, 2020 net cash used in investing activities was $27.3 million compared to $54.9 million for the thirty-nine weeks ended September 25, 2019, a decrease of $27.6 million. This decrease was primarily due to a decrease of $33.9 million in capital expenditures, as well as a decrease of $7.0 million of proceeds from sales of marketable securities.
Financing Activities
For the thirty-nine weeks ended September 23, 2020 net cash provided by financing activities was $136.6 million compared to $1.6 million for the thirty-nine weeks ended September 25, 2019, an increase of $135.0 million. This increase was primarily due to $145.0 million in net cash proceeds from the issuance of Class A common stock, partially offset by increased payments made under the Tax Receivable Agreement and distributions to our non-controlling interest holders.
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
The Revolving Credit Facility requires us to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios. We are not subject to these coverage ratios for a period of time due to the First Amendment to the Revolving Credit Facility described below. In addition, the Revolving Credit Facility contains other customary affirmative and negative covenants, including those which (subject to certain exceptions and dollar thresholds) limit our ability to incur debt; incur liens; make investments; engage in mergers, consolidations, liquidations or acquisitions; dispose of assets; make distributions on or repurchase equity securities; engage in transactions with affiliates; and prohibits us, with certain exceptions, from engaging in any line of business not related to our current line of business. As of September 23, 2020, we were in compliance with all covenants.
Shake Shack Inc. Form 10-Q | 45

Table of Content
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
46 | Shake Shack Inc. Form 10-Q

Table of Content
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 23, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Shake Shack Inc. Form 10-Q | 47

Table of Content
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
The information required by this Item is incorporated by reference to Part I, Item 1, Note 15: Commitments and Contingencies—Legal Contingencies.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 2019, as supplemented by the risk factors disclosed in the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
48 | Shake Shack Inc. Form 10-Q

Table of Content
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

Table of Content
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shake Shack Inc.
(Registrant)

Date: October 30, 2020	By:	/s/ Randy Garutti
Randy Garutti
Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: October 30, 2020	By:	/s/ Tara Comonte
Tara Comonte
President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

50 | Shake Shack Inc. Form 10-Q