Form 10-K
period 2020-12-30
Shake Shack Inc.
filed 2021-02-26
CIK 1620533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2020
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule-405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of June 24, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1,845,175,639, computed using the closing price on that day of $52.07. Solely for purposes of this disclosure, shares of common stock held by members part of the Voting Group pursuant to the Stockholders Agreement, as amended, of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of affiliates is not necessarily a conclusive determination for any other purposes.
As of February 17, 2021, there were 39,022,298 shares of Class A common stock outstanding and 2,948,788 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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
All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Form 10-K in the context of the risks and uncertainties disclosed in Part I, Item 1A of this Form 10-K under the heading "Risk Factors" and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".
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
Equity Offering
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
COVID-19
COVID-19 was officially declared a global pandemic by the World Health Organization in March 2020. The virus has impacted all global economies, and particularly in the United States, it has resulted in varying levels of restrictions and shutdowns implemented by national, state, and local authorities. Although the pandemic has presented challenges to our global business, it has also caused us to accelerate a variety of existing strategic growth initiatives — including new digital capabilities. By proactively taking steps to expand access, safety and convenience for our guests, we've positioned ourselves to return to growth, as described herein.
OVERVIEW

Shake Shack is a modern day "roadside" burger stand serving a classic American menu of premium burgers, chicken sandwiches, hot dogs, crinkle cut fries, shakes, frozen custard, beer and wine. Originally founded in 2001 by Danny Meyer's Union Square Hospitality Group ("USHG"), which owns and operates some of New York City's most acclaimed and popular restaurants — such as Union Square Cafe, Gramercy Tavern and Maialino, to name a few — Shake Shack began as a hot dog cart to support the rejuvenation of New York City's Madison Square Park through its Conservancy's first art installation, "I Y Taxi." The cart was an instant success, with lines forming daily throughout the summer months over the next three years. In response, the city's Department of Parks and Recreation awarded Shake Shack a contract to create a kiosk to help fund the park's future. In 2004, Shake Shack officially opened. It soon became a gathering place for locals and visitors alike, and a beloved New York City institution, garnering significant media attention, critical acclaim and a passionately-devoted following. Since its inception, Shake Shack has grown rapidly — with 311 system-wide Shacks as of December 30, 2020, in 15 countries and 30 states, as well as the District of Columbia — and we continue to expand globally bringing the Shake Shack experience to new guests around the world.

Shake Shack Inc. Form 10-K | 2

WE STAND FOR SOMETHING GOOD

At Shake Shack, we Stand For Something Good® in everything we do. We are on an endless pursuit to create uplifting experiences through elevated, modern and fun versions of classic food. Specifically, we are committed to seeing this vision executed across all aspects of the business, through the following actions:

•We elevate everything we do. Shake Shack is about creating uplifting experiences and moments of pure satisfaction. We aim to be thoughtful in every ingredient we buy, recipe we develop, Shack we design, team we build and community we support.
•We deliver Enlightened Hospitality at every touchpoint. Shake Shack was founded on the idea of Enlightened Hospitality. Today, we deliver on that vision by building hospitality through all our guest touchpoints. To us, hospitality is all about taking care of our team, our guests, our communities — and bringing those groups together.
•We gather communities and enrich our neighborhoods. Across the globe, Shacks have been an integral part of their communities, and, we believe we have a role to play in supporting and revitalizing the neighborhoods where we work and serve.
•We do the right thing and hold ourselves accountable. At Shake Shack, we've always believed in leading by example and making better possibilities come to life with our teams and community, beyond just making great food. Our commitment to doing things differently includes a focus on exceptional career support for our teams, while creating meaningful impact in both our neighborhoods and the global industry.
•We empower our teams to act like entrepreneurs. At the heart of a Shake Shack experience is our teams’ personal commitment to craft and hospitality. As we grow, we are developing our leaders and building tools that empower our Shacks to better promote uplifting experiences.

GUEST EXPERIENCE
Danny Meyer's original vision of Enlightened Hospitality™ guided the creation of Shake Shack's unique culture. We believe that culture is the single most important factor in our success. To maintain this, we take care of our teams first and foremost, and this allows us to take care of our guests, our community, our suppliers and our investors.
With Enlightened Hospitality, we strive to create a personalized experience for our guests at each of our Shacks around the world. We achieve this through innovations in service, trendsetting culinary innovation, and the design of warm community gathering places.
Digital Evolution
Our digital strategy makes it possible for us to offer Enlightened Hospitality to our guests at scale. Through modern platforms, we continuously strive to build better and faster ways to deliver the unique Shake Shack experience with convenience and accessibility. Our digital initiatives are defined by each of the following three themes:
▪Enlightened Hospitality – Using our digital channels to bring guests an uplifted sense of hospitality. This ranges from developing innovative digital pre-ordering and pick-up experiences, to meaningfully engaging with guests through our Company-owned app and web channels.
▪Personal Guest Experience – Knowing, understanding, and creating a personal guest experience that drives loyalty, frequency, and brand engagement across multiple digital platforms and in the Shacks themselves.
▪Smarter Every Day – Building and refining our data platform and overall approach so we can drive return on investment on marketing campaigns and technology spending, and improve our ability to make smart decisions that fuel growth.

Shake Shack Inc. Form 10-K | 3

As we have evolved our physical Shack design to efficiently serve our guests, the continued development of our digital ordering tools has also been essential. The pandemic has accelerated those plans, as we use these tools to connect with our guests directly, more frequently, and safely — while focusing on a return to growth in the process.
Our Company-owned web and app channels, when combined, continue to be the fastest growing channel on a year-on-year basis since the second quarter of 2020. At the end of fiscal 2020, we had added 1.8 million first-time purchasers to those channels since early March 2020, and this has now grown to over 2 million by the end of fiscal January 2021. This influx of new and returning guests has reinforced our commitment to optimizing these channels and has given us opportunities to capitalize on new marketing and targeting strategies, which could help drive both frequency and average check size.
During fiscal 2020, we innovated the order pickup experience and expanded the modes that customers could use to enjoy it. This now includes in-Shack pickup, Shack Track, curbside pick-up, kiosk and delivery on certain platforms such as Uber Eats, Postmates, DoorDash, Caviar, and Grubhub.
Shack Track
To give our guests the flexibility they needed in 2020, we introduced Shack Track, as an enhanced digital pre-order and fulfillment solution that allows guests to order through our Company-owned app or web channels — and pick up however they like, whether through curbside, walk-up window, drive-up window or at an improved in-Shack pick-up area. It allows for intentional, directional and friction-reduced order and pick-up, across all formats. Shack Track is integrated in the design of the Shack, while remaining separate and distinct from the in-Shack guest experience — allowing any guest's journey to be intuitive and efficient. Within Shack Track, our overarching goal is to bring together our physical and digital infrastructure to reduce friction at every step of Shake Shack experience.
As of December 30, 2020, we have added eight Shack Track pick-up windows to existing Shacks, as well as our first drive-up Shack Track. For fiscal 2021, we expect most of our new Shacks to have some version of a Shack Track, whether a drive-up or walk-up window, or a combination of enhanced interior pick-up, curbside pick-up, and/or dedicated delivery courier pick-up areas.
Curbside Pick-up
In 2020, we also introduced curbside pick-up on our app at participating Shacks. Guests can pre-order on the app, identify their car, and our team members will bring the order to them with contactless pay and hand-off. This model was created to solve the need for safe, contactless pick-up, and we will continue to evolve and improve this model as we learn more — and we intend to add this option to future Shacks wherever the layout allows for it.
Shake Shack Drive-Thru
To further expand our guests' range of choices for pick-up, we plan to launch our first-ever drive-thru location in Orlando, Florida in 2021. The Shake Shack drive-thru will be a modern version of the traditional drive lane experience, supported by technology-enhanced hospitality and innovative design – all while maintaining our core tradition of building community gathering places. We view this as an opportunity to increase our addressable market. We are targeting to launch between five and eight drive-thru locations by the end of 2022.
Delivery Service
Over the past several years, we executed various third-party delivery options in an effort to bring Shake Shack to our guests wherever they are and whenever they want. Delivery is an essential part of how consumers order today, presenting an opportunity to reach more people and have them engage with Shake Shack on their terms. With that in mind, we entered into an integrated delivery partnership with Uber Eats, expanded our existing integrated delivery partnerships with Postmates, DoorDash and Caviar and moved to a non-exclusive arrangement with Grubhub. Additionally, we partnered with Goldbelly to offer cook-at-home Shackburger meal kits available through nationwide shipping. We are also looking forward to an expanded rollout of delivery through our own channels, and as of December 30, 2020 had begun testing this functionality across three Shacks in Miami, Florida. Through fiscal February 2021, this testing will have expanded to more than one hundred Shacks across multiple markets, and we expect a nationwide rollout to be largely completed by the end of the second quarter fiscal 2021. Offering delivery through our own channels will help us create consistent and personal experiences, garner additional data and insights to allow for better service, and connect with guests more directly as part of our broader digital strategy. We are also enhancing our

Shake Shack Inc. Form 10-K | 4

web and app functionality, with new and improved options, allowing for additional personalization and feedback, and offering new features like giving guests real-time order status.
Guest Insights
In an effort to better understand the preferences of our guests, in October 2020, we completed the first phase of an initiative to bring together disparate data and derive actionable insights through improved analytics and business intelligence. The first phase was focused on supporting our digital strategies, with the aim of increasing sales across all channels, improving our transactional and marketing communications, and, most importantly, delivering an enhanced guest experience.
Going forward, our data initiative will focus on improvements to digital marketing and collecting guest feedback, allowing us to further refine our ability to serve our guests and create lasting experiences that attract new guests, keep existing guests coming back and ensure all guests return with increased frequency.
Contactless Mobile Payment Method
With the safety and convenience of our guests in mind, we started implementing a mobile contactless payment method in 2021, helping to make the in-Shack ordering experience safe and secure. This new contactless payment method allows guests to pay through a secure payment device and utilize digital wallets on their own device. This technology will give our guests an easier, faster and more convenient way to pay for their meals and is expected to be rolled out nationwide by the end of the second quarter 2021.

Our omnichannel approach has unlocked new opportunities for us to better understand and personalize both our menu offerings and preferred channels for guests. We're continuing to explore the optimal balance of event-based marketing and targeted offerings to bring Shake Shack to anyone who wants it — whether our guests dine with us once a year or once a week. We are in the process of ensuring all of our channels offer a uniform user experience so that a pickup order placed in the app looks and feels the same as a curbside order placed from a mobile browser. No matter what channel or platform guests use, our goal is to bring them a customized and enhanced payment experience that suits their particular needs.
Our ongoing digital strategy in fiscal 2021 and beyond will continue to focus on these themes — safety, personalization and consistency — allowing us to expand on the omnichannel foundational work performed during fiscal 2020, and offer innovative digital interactions and dynamic personal relationships with our guests throughout every Shake Shack experience.
Development
Site Selection
In choosing a new site, we focus first and foremost on the guest experience — so that each new location can be the ideal spot for people to gather together. Our experienced development team actively leads the site selection process, and their recommendations are reviewed and approved by our Real Estate Committee, which follows a stringent approval process to ensure quality, fiduciary responsibility and overall adherence to our strategic growth goals. Our analytical tools allow for extensive demographic analysis and data collection for both existing and new potential sites. In addition to our in-house team of experienced real estate professionals, we also use a national real estate broker to manage a network of regional brokers in order to leverage external resources in pursuit of pipeline development. Looking beyond, we are pursuing and developing sites where we can continue to implement our Shack Track concepts.
Construction
In a normal operating environment, a Shack will generally take between 14 and 22 weeks to build. In fiscal 2020, the total investment cost of a new Shack — which includes costs related to items such as furniture, fixtures and equipment — ranged from approximately $1.4 million to $3.2 million, with an average investment cost of approximately $2.4 million, or approximately $2.0 million net of tenant improvement allowances received from our landlords. We use a number of general contractors on a regional basis and employ a mixed approach of bidding and strategic negotiation in order to ensure the best value and highest quality construction.

Shake Shack Inc. Form 10-K | 5

Engaging the Community
A Warm Community Gathering Place
Shacks are so much more than a place to get burgers, fries and shakes; they’re places for the community to safely gather. We place a high premium on connecting with our communities — whether through the physical design of our Shacks or by the local causes we support.
No matter the format or region, each Shack is specifically designed to be of its place and connect with its community. The original Shake Shack in Madison Square Park, for instance, was designed to set the tone for a dynamic dialogue inside the park and the surrounding neighborhood. Today, across our domestic and international locations, we secure vibrant sites and give them a hand-crafted, community-appropriate look by blending unique local features with our core Shake Shack design elements. We have also developed a number of iconic brand identifiers, like wrap-around steel beams, open kitchens, large distinctive menu boards and comfortable, distinctive furniture that advances our sustainability initiatives. We believe these identifiers are key components to the expression of the brand and the Shake Shack experience.
The overall atmosphere of our new Shacks evokes our original upbeat and relaxed park ambiance, combined with the fine dining experience that has become part of our brand's DNA. We use high-quality tactile materials, warm lighting that highlights every table and textured wall, as well as seating layouts that encourage guests to relax and stay for a while. Additionally, whenever possible, our Shacks feature either outdoor seating or easy access to a park or green space.
From time to time during the construction of certain new Shacks, we re-imagine the often-uninspiring plywood barriers that surround a construction site and use them as a canvas to introduce Shake Shack to the community prior to opening. We also collaborate with local artists and designers to bring beautiful artwork and installations to our Shacks.
Each Shack is designed to convey a consistent brand message while also tailoring marketing efforts to its specific region. We offer menu items that feature ingredients and beers specific to each Shack's community, and we often team up with local chefs and restaurants to offer our guests unique, collaborative menu items. We participate in local celebrations and develop relationships within the community, helping position Shake Shack as a premium brand that is connected to its neighborhood.
Community and Charitable Partners
In addition to special events, we regularly serve our communities by hosting 25% Donation Days. Supporters who participate in these fundraisers have 25% of their order totals donated to a local charitable non-profit.
In light of the impact the pandemic has had on our communities, in February and March of 2020, Shake Shacks across the country rallied to bring food donations to local hospitals and frontline workers. Over the course of that two-month period, we provided over 11,000 meals to healthcare and frontline workers and nonprofits. Additionally, as we have begun opening new domestic Company-operated Shacks, we have partnered with local charities in those areas to donate meals for every order placed on opening day.
In keeping with our commitment to give back to the communities we serve, we donated $100,000 to the Equal Justice Initiative in 2020, and we will continue to partner with them in 2021 as part of our evolving diversity, equity and inclusion initiatives as well as our employee engagement initiatives.
Engaging With our Guests
Shake Shack grew up alongside social media and we believe we have benefited from our close relationship with passionate fans who want to engage with us and share their real-time experiences. We're proud to be recognized by media and influencers alike, garnering attention around the world.
Our positioning and brand voice, derived from the spirit, integrity and light-hearted nature of Shake Shack, are reinforced by our contemporary, responsible designs and hospitable team members who Stand For Something Good. This identity also anchors our marketing efforts, with the heart of our marketing strategy to cultivate community and connect with guests both in our Shacks and through digital channels.

Shake Shack Inc. Form 10-K | 6

Social Media
Just as we design our Shacks as community gathering places, our social media strategy creates an online, on-brand community gathering place. With our social media, we mirror the in-person hospitality a guest experiences when they visit a Shack. We interact with fans primarily on Facebook, Instagram, Twitter and TikTok through comments, replies and the use of user-generated content; a quick search of "#shakeshack" on Instagram reveals over 1 million organic posts from our fans. In addition to social media, we also connect with our guests by sending out menu item alerts, local event invites, new Shack opening information and other relevant Shake Shack news through our email marketing program.
Promotions and Events
Throughout fiscal 2020 we continued to extend our brand by collaborating with celebrated chefs, developing new creative concepts, unveiling exciting promotions and participating in special events to drive brand awareness and engage with our guests. These initiatives were key to harnessing the growing strength of the Shake Shack brand and helping it stand out through unique moments and activations. Some notable collaborative promotions and events include:
▪Brandon Maxwell Fashion Show — For the third time, we catered front and back of house for the Brandon Maxwell Spring Fashion Show at the American Museum of Natural History. Shake Shack has become a staple at this event and saw engagement from top tier influencers such as Bella Hadid.
▪Postmates x Couchella Delivery Promotion — After a postponement due to COVID-19, Coachella Valley Music and Arts Festival partnered with YouTube to stream a documentary called Coachella: 20 Years In The Desert. During this festival weekend, we partnered with Postmates to offer a free ShackBurger with orders over $20 for guests to enjoy, while hosting their own watch party. In addition, we offered our Shake Shack fans a free month of Postmates Unlimited.
▪Goldbelly DIY Kits — We partnered with Goldbelly to bring cooking kits of Shake Shack’s ShackBurger and SmokeShack nationwide. These offerings, which came in an 8 and 16 pack, marked the first time that fans could cook and enjoy Shack favorites from the comfort of their own home.
▪Shack Camp — For the first time in 2020, we launched Shack Camp, providing families with our Shack Camp Box that included six weeks’ worth of activities to keep families entertained from home — with a portion of proceeds going to the Fresh Air Fund's virtual summer program. The program also included six IGTV videos for families to follow each week.
▪Shake Shake: UberEats x Shake Shack — A campaign in partnership with UberEats, we created a new Tik Tok dance called “The Shake Shake” — a fun new way to shake hands during this “low contact” time. To drive sales, we offered BOGO Shakes via UberEats, plus a free Shake for EatsPass members.
▪Election Campaign — For this year’s election, we had a number of initiatives to help educate voters and support the electoral process. We partnered with Vote.org on a content series to help inform and educate our social community on resources and voting options. We also partnered with Uber Eats to distribute 5,000 ShackBurgers via Uber Eats Food Trucks to particularly crowded polling stations and gave guests free fries to celebrate early voting. Additionally, for the first time ever, we offered our workers Voting PTO and Poll Worker PTO policies.
Capitalizing on Our Brand Awareness
Since 2004, we have become a globally recognized brand with significant consumer awareness relative to our current footprint of 311 Shacks. Shake Shack has become a New York City institution, a vibrant and authentic community gathering place delivering an exceptional experience to our loyal guests. One great advantage for Shake Shack has been our birthplace and headquarters in New York City, and our origination from a fine dining company. This gives us tremendous media and brand power, often outweighing our relative size. Shake Shack was awarded the Restaurant Business 2020 Pacesetter Award — an honor given to a growth chain with a sustained track record of success — and made Restaurant Business's Top 500 Chains. Additionally, Shake Shack was named in Fast Casual's Top 100 Movers and Shakers, was among the finalists in the 2019 Shorty Awards' Best in Food & Beverage Sites and Apps, was on Nation's Restaurant News's 2018 Top 10 Fastest Growing Chains and was named on Foodable's "brand of the year" list as part of their 2018 Top Emerging Brands. We believe this brand awareness will continue to fuel our growth in both new and existing markets.

Shake Shack Inc. Form 10-K | 7

Media, Product Placement and Influencers
Shake Shack’s unique positioning has helped us garner robust media coverage across food, lifestyle, business and trade publications. We have also been fortunate to receive considerable product placement in movies, TV shows and other media. In addition, we have been featured across various media outlets, allowing us to increase brand awareness. Shake Shack’s popularity and cultural relevance is reflected in our countless celebrity and influencer fans across Hollywood, music, fashion, sports and more.
Culinary Innovation
Shake Shack's unique value proposition is partially defined by our roots in fine dining. We embrace that heritage and are committed to sourcing premium ingredients — such as all-natural, hormone and antibiotic-free beef, chicken and pork — while offering excellent value to our guests. Our core menu is inspired by the finest versions of the classic American roadside burger stand. Occasionally, we supplement our menu with limited time offers, and we experiment with potential new categories we may consider adding to the menu over time.
We are committed to culinary creativity and excellence, collaborating with award-winning chefs, talented bakers, farmers and artisanal purveyors, each of whom bring their unique skills and expertise to the Shake Shack experience. As we grow across the country, we are excited to expand these collaborations with industry-leading chefs and suppliers.
While we’re extraordinarily proud of our legacy and current position, we will continue to look for the best ingredients and culinary partners, in an effort to exceed our guests' expectations in every aspect of their experience.
Our Menu
Our menu focuses on premium food and beverages, carefully crafted from a range of classic American foods at more accessible price points than full-service restaurants.

Burgers
Our burgers are made with a proprietary whole-muscle blend of 100% all-natural, hormone and antibiotic-free Angus beef, ground fresh, cooked to order and served on a non-GMO potato bun. We take great care in the preparation of our burgers — from sourcing, to handling, to cooking — to ensure their taste and quality is second to none. Our signature burger is the ShackBurger®, a four-ounce cheeseburger topped with lettuce, tomato and ShackSauce™. Our burger offerings also include the SmokeShack®, 'Shroom Burger™ (a vegetarian burger), Shack Stack® and Hamburger.

Chicken
Our Chick’n Shack™ is a 100% all-natural, hormone-free, antibiotic-free and cage-free chicken breast, slow cooked in buttermilk herbs, hand-battered, hand-breaded and crisp-fried to order. Our Chick'n Bites are made with all-natural, antibiotic-free whole muscle that is sous-vide cooked for optimum flavor, moisture and texture.
Crinkle Cut Fries
Our classic, passionately beloved crinkle cut fries are made from premium Yukon potatoes and are prepared 100% free of artificial trans fats. So many of our guests love the crispiness and ridges of our crinkle cut fries — a nostalgic ode to the roadside burger stand of yesteryear. Guests can also enjoy our Cheese Fries; our crinkle cut fries topped with a proprietary blend of cheddar and American cheese sauce.
Hot Dogs
Shake Shack was born as a hot dog cart in 2001 and we’re proud to honor that legacy by continuing to offer a premium hot dog category. Both our beef hot dogs and our chicken dogs are made from 100% all-natural, hormone and antibiotic-free beef and chicken.

Shake Shack Inc. Form 10-K | 8

Shakes and Frozen Custard
Our premium, dense, rich and creamy ice cream, hand-spun daily on-site, is crafted from our proprietary vanilla and chocolate recipes. We use only real sugar (no corn syrup) and milk from dairy farmers who pledge not to use artificial growth hormones. Shakes remain our guests' favorite in this category, and they're scooped and spun to order. Our concretes are made by blending frozen custard at high speed with premium mix-ins.
Beer, Wine and Beverages
Our proprietary ShackMeister® Ale, brewed by Brooklyn Brewery, was specifically crafted to complement the ShackBurger's flavor profile. At select locations, we also offer local craft beers. Our Shack Red® and Shack White® wines are sourced and produced exclusively by Gotham Project, providing our guests with premium beverage options not commonly found in our industry — a nod to our fine dining heritage. We also serve canned red, white and rosé wines at our Shacks that serve alcohol. In addition, we serve Abita Root Beer, Shack-made Lemonade, organic fresh brewed iced tea, Fifty/Fifty™ (half lemonade, half organic iced tea), Stumptown cold brew coffee, Honest Kids organic apple juice and Shack|20® bottled water, from which 1% of sales help support the clean-up of water sources around the world.

The Innovation Kitchen
To explore exciting new menu options for our guests, our Innovation Kitchen is located on the lower level of the West Village Shack and connected to our home office — the hub of Shake Shack's menu development. This dedicated space allows our culinary team to get even more creative, dig deeper into our fine dining roots, collaborate with other chefs and explore new opportunities as we continue to grow. The West Village Shack’s menu has all of our classic items and also features a rotating list of items from the Innovation Kitchen, with guest-favorite test items potentially becoming permanent menu items. This space also allows us to house our quality assurance and culinary teams together, ensuring that every item on our menu meets our strict standards.
Shack-Wide Limited Time Offerings ("LTO")
In response to COVID-19, we briefly simplified our menu during the first half of fiscal 2020. However, in the third quarter, we recommenced our rotating LTO calendar — with highlights including new chicken flavors, shakes and lemonades. Our LTO program generally features a new, premium burger or chicken menu item for varying time periods throughout the year. Some of our notable LTOs throughout 2020 were:
▪Hot Chick’n, Bites, and Fries — In September 2020, we brought back Hot Chick’n, a perennial fan favorite, and added new Hot Spicy Fries and Hot Chick’n Bites to the menu with our new Ranch sauce. These items were offered in three spice levels: hot, extra hot and fire, with the latter exclusively available through our digital channels.
▪Featured Shakes — Throughout 2020 we offered our guests a new shake corresponding to various time periods throughout the year, including flavors like Cookie Butter, Malted Milk Chocolate, Frozen Hot Chocolate, S’Mores, Cherry Blossom and Pumpkin and Winter Citrusade, to name a few. Additionally, we featured our trio of holiday shakes during November and December, which included Christmas Cookie, Candy Cane and Chocolate Spice.
▪Lemonade — In addition to a variety of shakes offered throughout 2020, we also featured new lemonades, including Cherry Blossom, Pink and Winter Citrusade Lemonade.
In the first quarter of fiscal 2021, we brought a regional favorite from our South Korean Shacks to the United States for the first time: a Spicy Korean-Style Fried Chick'n sandwich featuring a Gochujang-glazed chicken breast topped with roasted sesame seeds, over white kimchi slaw. A version of this menu item was on the LTO menu in our South Korean Shacks in 2020, and it demonstrates how our international presence can enhance and elevate our brand as we share exciting, innovative menu items across the world. Although the pandemic resulted in a short-term focus on simplification during early 2020, we hope to return to more consistent limited time offerings in 2021, with a culinary calendar that introduces bold new chicken flavors, innovation around our beverage and custard program, and expanded testing of our new Veggie Shack.

Shake Shack Inc. Form 10-K | 9

Exclusive Offerings
In addition to supplementing our menu with Shack-wide LTOs, we also seek to create new, exciting offerings that are inspired by local favorites or special events. Some examples of our exclusive offerings from 2020 include:
▪New Veggie Shack — The Veggie Shack is made with greens, grains, and herbs, served on a wheat bun topped with avocado, roasted tomato, shredded lettuce and tangy lemon mayo. The Veggie Shack was available for a limited time at select Shacks.
▪Black Truffle Menu — In December, we paired up with specialty food purveyor Regalis Foods to bring a Black Truffle Menu to select Los Angeles and New York City Shacks for a limited time. Our Black Truffle Menu featured new items made with Regalis’ USDA Organic Black Truffle Arbequina Oil — a natural truffle product, made from Spanish black truffles and California extra virgin olive oil.

▪Bar Sardine Collab — We teamed up with NYC Restauranteur Gabriel Stulman to bring the return of the Bar Sardine Burger. The one-day-only collab at the Madison Square Park Shack gave fans an early taste of the burger before it landed on the menu at Fairfax. And as a way to give back to our hometown New York City ("NYC"), net proceeds benefited the NYC-based ROAR, Relief Opportunities for All Restaurants.
GROWTH STRATEGIES

Even amidst the challenges of fiscal 2020, we added 36 net new system-wide Shacks and reached 311 Shacks worldwide — and going forward, we believe we are well-positioned to continue significant, sustainable financial growth. We plan to execute our growth strategies while remembering to Stand For Something Good in everything we do.
Opening New Domestic Company-Operated Shacks
We believe our greatest opportunity for growth lies in opening new, Company-operated Shacks. We waited nearly five years to open our second Shack, and a little over a decade since then, we are still in the early chapters of our story. We see a tremendous whitespace opportunity to expand in both new and existing U.S. markets, and we will continue to invest in infrastructure with an eye toward growing rapidly, but with discipline. In the long-term, we believe we have the potential to grow our current domestic Company-operated Shack footprint to at least 450 Shacks; for comparison, we have only opened 41% of that number through the end of fiscal year 2020. Of course, the rate of future Shack growth in any particular period is inherently uncertain and is subject to numerous factors beyond our control. As a result, we do not currently have an anticipated timeframe for such expansion.
In response to COVID-19, new design and construction of future Shacks was temporarily suspended and openings were put on pause in early 2020. With the gradual and sequential recovery of sales throughout the year, we restarted our new Shack development during the second quarter of 2020. Domestically, we expanded our Company-operated footprint by opening 20 new Shacks in 2020 — a 12% increase in our domestic Company-operated Shack count from the prior fiscal year. As of December 30, 2020, we had 183 domestic Company-operated Shacks.
We believe we have a versatile real estate model built for growth; our disciplined expansion strategy is designed to leverage our business model's strength and our brand awareness. We continue to be encouraged by the success of our multi-format strategy which includes but is not limited to free-standing pads, urban centers, food courts, shopping centers and more. As we look to 2021, we intend to return to the full development schedule that was in place before COVID, and we are targeting between 35 and 40 new Company-operated Shacks. We hope to launch in new cities like Portland, Tampa, Indianapolis and Boulder, while also developing a deeper presence in California, the Midwest and some of our other strong markets on the east coast. We aim to build a balanced set of formats across our portfolio, and to keep diversifying across markets as we look to ramp up Shack unit development in 2022 and beyond. To that end, we are planning to open a total of 45 to 50 new domestic Company-operated Shacks in fiscal 2022.

Shake Shack Inc. Form 10-K | 10

Growing Our Licensed Shack Business
Beyond our Company-owned Shacks, we also hope to keep growing our licensed portfolio by expanding further domestically and internationally. Historically, this strategy has been a low-cost, high-return method to grow our brand awareness and increase cash flow. As of December 30, 2020 we had 128 licensed Shacks, of which 106 were international and 22 were domestic in the U.S.
International Licensed Operations
In fiscal 2020, we opened 22 international Shacks and closed six international Shacks. The 22 new international Shacks included four Shacks in mainland China, two in Hong Kong, four in the United Arab Emirates, four in South Korea, four in Singapore, two in Mexico, one in Turkey, and one in the Philippines. We believe our brand's strength continues to reinforce opportunities for global expansion. In the near-term, a meaningful part of our international business strategy remains focused on the Chinese and broader Asian markets. In fiscal 2020, we increased the Asian market Shack count by approximately 35%. In fiscal 2020, we also expanded our partnership with licensee Maxim’s Caterers Limited which targets a development agreement of 15 Shacks in South China by 2030, including locations in Shenzhen, Guangzhou and more. Through this expanded partnership, this agreement increases development targets for mainland China to 55 Shacks by 2030 — building upon the seven Shacks that were open as of December 30, 2020, including locations in Beijing and Shanghai.
These partnerships with our international licensed counterparts are great opportunities for our team to grow, learn and bring back insights to the broader Company. Given our position in New York and the success of our existing licensed Shacks at home and abroad, we continue to attract interest from potential licensees around the world. We see significant opportunities to expand our licensing footprint in existing and new international markets as our team and supply chain matures.
Domestic Licensed Operations
In fiscal 2020, we opened one domestic licensed Shack in the Salt Lake City Airport (in September) and closed one domestic licensed Shack. Our licensed airport and stadium business continued to be deeply impacted by the pandemic through the end of fiscal 2020, with only 14 of the 22 domestic licensed Shacks open as of December 30, 2020. In the meantime, we continue to work with domestic licensed operating partners to support new openings as they arise.
Growing Same-Shack Sales
In addition to opening new Shacks, we continue to focus on improving our same-Shack sales performance by providing a dynamic, personalized guest experience that includes new seasonal and Shack-specific offerings, technological upgrades like the Company-owned app and web ordering/delivery, thoughtful integration with local communities and excellent standards of hospitality. We also continue to innovate our core menu to deliver fresh offerings, while maintaining the standard of our signature items.

OPERATIONS
At Shake Shack, we believe our success depends upon maintaining efficient and nimble operations. Just as we invest in our menu options and in-Shack experience, we take special care to ensure our supply chain, distribution, quality assurance, and management information systems are constantly being evaluated and streamlined to deliver smooth results.

Shake Shack Inc. Form 10-K | 11

Sourcing and Supply Chain
Our Stand For Something Good vision isn't just a slogan — it indicates how we source and develop our ingredients. We work with best-in-class suppliers across our supply chain, and we're always looking for the best ways to provide top quality food at an excellent value. We pride ourselves on working with like-minded ranchers, farmers and food purveyors to source premium ingredients like 100% all-natural proteins with no hormones or antibiotics, that are humanely raised and source-verified. In fact, we are committed to sourcing 100% cage-free eggs for our global supply chain by 2025, and we're already sourcing 100% cage-free eggs for both the US and UK supply chains. We have also committed not to serve foie gras in our Shacks.
Another Shake Shack principle is that we aim to deliver menu items that are not only delicious, but nourishing. In 2020, for example, we worked with our pickle suppliers to remove artificial preservatives from our pickle recipe.
Our domestic regional strategy for ground beef production ensures we consistently serve freshly ground beef at our domestic Shacks. As we've grown domestically, we have eight butchers around the country who produce our burgers on a daily basis. As we grow, we will continue to partner with regional suppliers in new markets.
To ensure dependable quality, we have a limited number of domestic suppliers for our major ingredients, including beef patties, chicken, potato buns, custard, portobello mushrooms and cheese sauce. In fiscal 2020, we purchased all of our (i) ground beef patties from seven suppliers, with approximately 44% of our ground beef patties from one supplier; (ii) chicken breasts from one supplier; (iii) potato buns from one supplier; (iv) custard base from two suppliers; (v) 'Shroom Burgers from one supplier; (vi) crinkle cut fries from two suppliers; and (vii) ShackSauce from two suppliers, with approximately 78% of ShackSauce supplied by one supplier. We believe we have developed a reliable supply chain, but we have also taken strides to identify alternative sources to avoid any possible interruptions of service and product.
Distribution
We have pursued a centralized distribution process by contracting with one distributor, which we refer to as our "broadline" distributor, to provide virtually all of our food distribution services in the United States. As of December 30, 2020, approximately 84% of certain food and beverage ingredients including chicken, fries and custard — collectively representing approximately 45% of our purchases — were processed through our broadline distributor for distribution and delivery to each Shack. As of December 30, 2020, we were utilizing 20 affiliated distribution centers to supply our domestic Company-operated Shacks. We recognize that the safety and consistency of our products begins with our suppliers — so suppliers must meet certain criteria and strict quality control standards in the production and delivery of our food and other products. Finally, we regularly evaluate our broadline distributor to ensure the products we purchase conform to our standards and that the prices they offer are competitive.
Food Safety and Quality Assurance
As should go without saying, food safety is our top priority. We have rigorous quality assurance and food safety protocols in place throughout our supply chain and in our Shacks. We take a two-pronged approach: we allow for quarterly third-party audits of our Shacks, as well as a review of our suppliers. We have a comprehensive supplier and ingredient selection process, and we maintain a limited list of approved suppliers that meet our standards. We thoroughly review the results of suppliers' internal and external quality audits, insurance coverage and track record on an on-going basis. We perform food safety and brands audits, and we also audit and visit our suppliers. To stress test for exceptional scenarios, we conduct mock food recalls across a selection of our suppliers on a quarterly basis. We have developed and implemented training and operating standards related to the food preparation, cleanliness and safety in each Shack, as we ensure our team members go through crisis management training. And of course, we have a dedicated Quality Assurance team.
Management Information Systems
Our domestic Company-operated Shacks use computerized point-of-sale and back-office systems designed for the restaurant industry; we use many customized features to increase operational effectiveness, improve internal communication and enhance data analysis. This system uses a touch screen interface, graphical order confirmation display, touch screen kitchen display and integrated, high-speed credit card and gift card processing. The point-of-sale system collects daily transaction data, which generates information about sales, product mix and average transaction size. From there, our back-office systems assist in the

Shake Shack Inc. Form 10-K | 12

management of our domestic Company-operated Shacks and provide real-time labor and food cost management tools. These tools provide the home office and operations management quick, easy access to detailed business data, and allow Shack-level managers to spend less time addressing administrative needs. We expect to continue improving our information technology infrastructure to better serve our business needs and accommodate growth.
Enterprise-wide System Upgrade – Project Concrete
In an effort to ensure our infrastructure and support systems are sufficiently robust and scalable enough to deliver upon our growth opportunities — in June 2020, we completed an enterprise-wide system upgrade, "Project Concrete." Project Concrete is an enterprise resource planning (ERP) project to implement new systems and processes that support our finance, procure-to-pay, inventory and human capital management areas. Project Concrete focused on (i) streamlining and automating business processes to make robust future growth possible; (ii) standardizing and centralizing business processes; and (iii) implementing new software applications to centralize our business in a controlled and efficient way. Project Concrete replaced our current back-of-house systems, reduced administrative tasks in Shacks, and it reflects our broader mission of investing in tools across the Company.

HUMAN CAPITAL MANAGEMENT

We are committed to investing in our people so we can build, develop and retain the best teams. We aim to recruit people who have integrity, who are warm, friendly, motivated, caring, self-aware and intellectually curious — what we call "51%'ers." We use the term "51%" to describe the interpersonal and emotional skills needed to thrive in the role, with the other "49%" representing the technical skills. Our team is trained to understand and practice the values of Enlightened Hospitality: caring for each other, caring for our guests, caring for our community, caring for our suppliers and caring for our investors. We believe this culture is fundamental to the way we operate our business, and a key driver of our ability to deliver great guest experiences — and therefore, successfully grow our footprint.
Our Employee Value Proposition
Working at Shake Shack is about more than making a great burger — it's about creating elevated experiences for our team members and guests, and getting opportunities to build a rewarding career. We want every team member at Shake Shack to be empowered to impact our Shacks and the communities around them.
We're a family of passionate, fun-loving and hardworking people who encourage and uplift each other. We are committed to doing the right thing for our teams, guests and communities. We challenge ourselves, hold each other accountable and take care of one another. In short: We Stand For Something Good.
Leaders Training Future Leaders
We invest in leadership development programs so that Shake Shack remains a compelling career choice for team members at every level, through their entire career. As our team continues to grow, we believe that our culture of Enlightened Hospitality helps us deliver a consistent Shack experience, and to develop future leaders from within.
The Shacksperience and Steppin' Up Model
We call our team member life cycle and overall employment experience, The Shacksperience™. A key element of The Shacksperience is the Steppin' Up Model, which defines the steps in the employment life cycle, from team member to general manager. It clarifies the eligibility requirements and training necessary for each position, outlines the growth opportunities at all levels of the organization and furthers our philosophy of "leaders training future leaders."
First and foremost, we train new team members on our culture and guiding principles. From there, we move to menu knowledge, followed by operational training. We know everyone learns differently, so our training programs use various formats: online interactive, video, hands-on and paper-based. For our online sessions, every team member has access to ShackSource™, our proprietary online training portal, which is used both as a learning platform and communication tool. ShackSource gives team

Shake Shack Inc. Form 10-K | 13

members a platform to send recognition messages, comments, praise and thanks to their fellow team members across the Company. And for hands-on training sessions, we gather our teams around the country whenever possible, as well as in our Leadership Center, located below our home office on the lower level of our West Village Shack. The Leadership Center is dedicated to the training and development of our Shack and home office teams; we use it to host New Leader Orientation sessions for new managers.
We care about our team and we're committed to setting them up for success, at Shake Shack and in their future careers. In 2020, we promoted over 1,500 people throughout our Company, 56% of whom were women and 76% were under-represented minorities. We are proud of our leaders who graduate from hourly roles to managers, managers to General Managers and General Managers to regional leadership. This year, 73% of our new General Managers and 75% of new Area Directors were promoted from within.
We are committed to retaining our leaders by continuing to evolve our training, development programs, compensation and benefits. We want to incentivize our Shack leaders, give them the opportunity to feel like owners and reward them for their performance. One way we try to achieve this is by extending our equity-based compensation program to all General Managers.
Shift-Up Program
As part of our long-term investment in our people, we began to pilot the Shift-Up program in December 2020, which is designed to provide skills that help accelerate shift managers' career paths within the Company. This six-month program focuses on modules, like professional communication, public speaking and presentation skills, personal finance, management skills, and the ability to lead and participate in inclusion conversations. Shift managers generally attend these sessions through live virtual classrooms, as well as in small group or peer learning settings.

Shake Shack Inc. Form 10-K | 14

We Are All-In
To make sure every Shake Shack team member at every level has a positive experience, we strive to build an inclusive workplace, made up of diverse talent throughout the Company. Our diversity, equity and inclusion program, All-In, is part of that mission. With the support of executive leaders, All-In works to ensure Shake Shack provides equal opportunities for, and removes obstacles to, success, while also fostering a culture of diversity, inclusion and empowerment. Our All-In program's initiatives include:
▪Employee Resource Groups — We launched four Employee Resource Groups in fiscal 2020, with a focus on women, Black, Hispanic and LGBTQ+ identifying team members, to help Shake Shack continue to foster a diverse, inclusive workplace. These are voluntary employee-led groups of people who gather together based on common interests, backgrounds or demographics such as gender, race or ethnicity. These groups support both personal and career development.
▪Unconscious Bias Training — We launched unconscious bias training for all home office and field-based team members. The training was designed to create awareness for the impact of bias in the workplace, and to provide tools for our teams to address and counteract that bias.
▪Stand Together Series — We launched a Stand Together Series forum to discuss on-going social issues. The Company-wide sessions served as an open forum and safe space for sharing personal stories to help deepen the collective understanding of diversity issues in the United States while strengthening our community and team. In 2020, we hosted live sessions on topics such as racial discrimination and injustice, gender equity, LGBTQ inclusion, voting, and more.
▪Mentorship Program — As part of our commitment to leadership and team member development, our mentorship program facilitates learning and growth, while providing tools and opportunities to connect with other members of the program, and the Company as a whole.
▪#ShacktheVote — Leading up to the general election in November 2020, we launched an internal campaign to help educate our employees on the importance of civic engagement, including how and where to vote. We also provided our team members with paid time off to exercise their right to vote.
▪We were proud to be named one of the "Best places to work for LGBTQ+ Equality" and earn a 100% score on the Human Rights Campaign's Corporate Equality Index for our support of the LGBTQ+ community in the workplace. This designation highlights the core of our Enlightened Hospitality ethos and our commitment to a great workplace for all.
The HUG Fund
One of the ways we embrace Enlightened Hospitality internally is through the administration of our own HUG (Help Us Give) Fund, a 501(c)(3) organization available for all of our employees. The HUG Fund provides an opportunity for all Shake Shack employees to take care of each other through tax-deductible payroll and other one-time contributions. The HUG Fund provides timely financial assistance to employees impacted by financially devastating circumstances far beyond their control and their means. In fiscal 2020, employee participation in the HUG Fund increased, with donations increasing by 24% compared to 2019.
Actions Taken to Protect our Teams and Guests During COVID-19
Our priority throughout the COVID-19 pandemic has been to keep our teams and guests safe first and foremost, while keeping our Shacks open wherever we can.
Our team created a new guest experience around curbside pickup with digital pre-ordering, and created distinct and separate areas for delivery courier pickups — all to ensure safety of our team and our guests. We have taken significant actions to ensure maximum safety for our team members and guests in these times, including increased cleaning, sanitizing and hand washing protocols, social distancing, and wearing gloves and masks at all times. We also incurred additional costs in procuring and distributing the supplies necessary to keep our teams and guests safe, such as face coverings, gloves, additional secure packaging for all orders, directional signage and cleaning supplies, which are all expected to be ongoing for the immediate

Shake Shack Inc. Form 10-K | 15

future. Furthermore, in fiscal 2021, we have begun installing state-of-the-art air purification systems to ensure a safe and clean working and dining environment for our teams and guests.
Beyond the safety of our team, we also took steps to ensure their security during an uncertain time. We paid 100% of our furloughed team members’ medical insurance through August 2020, and we guaranteed full pay for our Shack General Managers even if their Shacks were closed. In fiscal 2020, we incurred close to $6 million incremental payroll costs to support our Shack employees. These incremental payroll costs were related to a temporary 10% premium pay raise to hourly employees through the end of August, guaranteed bonuses for Shack teams, and payments related to scheduling changes for hourly team members as our teams navigated the challenging operating conditions caused by COVID-19. Furthermore, understanding the burden that the pandemic has placed on people's mental health, our employees have free access to a 24-hour emotional support helpline.
As of December 30, 2020, we had 7,429 employees, of whom 7,187 were hourly team members and Shack-level managers and 242 were home office personnel.
COMPETITION

The restaurant industry is highly competitive and fragmented, with restaurants competing on a variety of fronts, including taste, price, food quality, service, location and the ambiance and condition of the restaurant. Our primary competitors include other fast casual restaurants, quick service restaurants and casual dining restaurants. Our competition includes multi-unit national and regional chains, as well as a wide variety of locally-owned restaurants. Our competitors may operate company-owned restaurants, franchised restaurants or some combination. Many of our competitors offer breakfast, lunch and dinner, as well as dine-in, carry-out and delivery services. In certain ways, we also compete with companies outside of the traditional restaurant industry, such as grocery store chains, meal subscription services and delicatessens — especially those that target customers who seek high-quality food — as well as convenience food stores, cafeterias and other dining outlets.
As new competitors enter the burger and fast casual segments, and offer new digital experiences, our competition continues to intensify. We also face increasing pressures from certain competitors who have announced initiatives to offer better quality ingredients relative to their previous offerings, such as antibiotic-free meat or plant-based meat alternatives. For more information regarding the risks we face from our competitors — who may have, among other things, a more diverse menu, greater financial resources, lower operating costs, a more well-established brand, additional locations and more extensive marketing than we do — see "Risks Related to Operating in the Restaurant Industry — We face significant competition for guests, and if we are unable to compete effectively, our business could be adversely affected" in Item 1A, Risk Factors.
We see ourselves as well-positioned to continue our market growth, as we believe consumers will keep seeking higher quality offerings — especially given an increasing consumer focus on responsible sourcing, ingredients and preparation. We believe that many consumers want to associate with brands whose ethos matches their own, and that Shake Shack, with our mission to Stand For Something Good and our culture of Enlightened Hospitality, reflects the values of conscientious consumers.
INTELLECTUAL PROPERTY

Since our inception, we have strategically and proactively developed our intellectual property portfolio by registering our trademarks and service marks worldwide. As of December 30, 2020, we had 22 registered marks domestically, including registrations in our core marks ("Shake Shack," "Shack Burger," "" and "") and certain other marks, such as Stand for Something Good. Internationally, we have registered our core marks in 82 countries spanning six continents. These marks are registered in multiple international trademark classes, including for restaurant services, food services, non-alcoholic beverages and apparel. We also own the domain www.shakeshack.com as well as over 400 other domain names for use in other markets.

Shake Shack Inc. Form 10-K | 16

In addition, we have agreements with the suppliers of our proprietary products stating that the recipes and production processes associated with those products are our property, confidential to us, and may not be provided to any other customer. Our proprietary products include the burger recipe for our whole-muscle blend, our patty grinding procedure and the product formulations for our ShackSauce, 'Shroom Burger, chicken breast, chicken breading and buttermilk herb mayo, cheese sauce, unflavored custard base, chocolate custard base, as well as certain toppings and custard mix-ins. We also have exclusive arrangements with our suppliers of ShackMeister Ale, Shack Red wine, Shack White wine, hot dog and chicken sausage, relish and cherry peppers.
GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

We are subject to extensive federal, state, local and foreign laws and regulations, as well as other statutory and regulatory requirements, including those related to, among others, nutritional content labeling and disclosure requirements, food safety regulations, local licensure, building and zoning regulations, employment regulations and laws and regulations related to our licensed operations. New laws and regulations or new interpretations of existing laws and regulations may also impact our business. The costs of compliance with these laws and regulations are high, are likely to increase in the future, and any failure on our part to comply with these laws may subject us to significant liabilities and other penalties. See "Regulatory and Legal Risks" in Item 1A, Risk Factors for more information.
We are not aware of any federal, state or local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, that have materially affected, or are reasonably expected to materially affect, our results of operations, competitive position, or capital expenditures.
SEASONALITY

Our business is subject to slight seasonal fluctuations which can impact sales from quarter-to-quarter. Year-over-year and quarter-to-quarter results can be also be impacted by the number and timing of new Shack openings. Additionally, given our use of a fiscal calendar, there may be some fluctuations between quarters due to holiday shifts in the calendar year. And of course, the COVID-19 outbreak may have an impact on consumer behaviors and customer traffic that may result in temporary changes in the seasonal fluctuations of our business.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The name, age and position held by each of our executive officers as of December 30, 2020 is set forth below.

Name	Age	Position
Randy Garutti	45	Chief Executive Officer and Director
Tara Comonte	46	President and Chief Financial Officer
Zachary Koff	41	Chief Operating Officer
Randy Garutti has served as Shake Shack's Chief Executive Officer and on the Board of Directors since April 2012. Prior to becoming Chief Executive Officer, Mr. Garutti served as Chief Operating Officer of SSE Holdings since January 2010. Prior to leading Shake Shack, Mr. Garutti was the Director of Operations for USHG, of which Mr. Meyer is the Chief Executive Officer and Chairman, overseeing the operations for all its restaurants. In addition, Mr. Garutti served as General Manager of Union Square Cafe and Tabla, both of which won numerous accolades in the hospitality industry. Mr. Garutti graduated from Cornell University's School of Hotel Administration in 1997.

Shake Shack Inc. Form 10-K | 17

Tara Comonte has served as Shake Shack's President and Chief Financial Officer since October 2019 and as Shake Shack's Chief Financial Officer since June 2017. Prior to becoming Chief Financial Officer at Shake Shack, Ms. Comonte served as Chief Financial & Business Affairs Officer and Executive Vice President at Getty Images, a global digital media company, since October 2016 where she was responsible for the company's global finance, enterprise reporting & analytics and investor relations functions, together with real estate and facilities, as well as oversight of information systems & technology. Prior to that, Ms. Comonte served as the Chief Financial Officer and Senior Vice President of Getty Images since April 2013, where she managed the overall leadership and strategic direction of all aspects of the company's global finance function. Prior to that, Ms. Comonte served as Chief Financial Officer at McCann Worldgroup, the world's largest marketing communications business, since October 2010.
Zachary Koff has served as Shake Shack’s Chief Operating Officer since January 2017. Prior to becoming Chief Operating Officer, Mr. Koff served as the Senior Vice President, Operations since March 2015, Vice President, Operations since April 2012, and Director of Operations since February 2010. Prior to joining Shake Shack, Mr. Koff spent eight years working in operations for the Bravo Brio Restaurant Group. Mr. Koff graduated from Cornell University’s School of hotel administration in 2002 with a Bachelor’s Degree in Hospitality Administration.
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
Summary Risk Factors
Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition and results of operations. These risks are discussed more fully below and include, but are not limited to the following:
Risks Related to Our Growth Strategies and Operations
▪Pandemics or disease outbreaks, such as the recent outbreak of the COVID-19 pandemic, have disrupted, and may continue to disrupt our business, and have materially affected our operations, results of operations and our financial condition.
▪Our long-term success is dependent on the selection, design and execution of appropriate business strategies.
▪Our primary growth strategy is highly dependent on the availability of suitable locations and our ability to develop and open new Shacks on a timely basis and on terms attractive to us.
▪Our plans to open new Shacks, the ongoing need for capital expenditures at our existing Shacks and our ongoing digital enhancements require us to spend capital.
▪Our expansion into new domestic markets may present increased risks, which could affect our profitability.
▪Our failure to manage our growth effectively could harm our business and operating results.
▪New Shacks, once opened, may not be profitable, and may negatively affect Shack sales at our existing Shacks.
▪If we are unable to maintain and grow Shack sales at our existing Shacks, our financial performance could be adversely affected.
▪Our mission to Stand For Something Good subjects us to risks.
▪We have a limited number of suppliers for our major products and rely on one national distribution company for the majority of our domestic distribution needs. If our suppliers or distributor are unable to fulfill their obligations under our arrangements with them, we could encounter supply shortages and incur higher costs.
▪Our marketing strategies and channels will evolve and our programs may or may not be successful.
▪We rely on a limited number of licensees for the operation of our licensed Shacks, and we have limited control with respect to the operations of our licensed Shacks, which could have a negative impact on our reputation and business.
▪If we fail to maintain our corporate culture, our relationships with our employees and guests could be negatively affected.

Shake Shack Inc. Form 10-K | 19

Risks Related to Operating in the Restaurant Industry
•Incidents involving food safety and food-borne illnesses could adversely affect guests' perception of our brand, result in lower sales and increase operating costs.
•The digital and delivery business, and expansion thereof, is uncertain and subject to risk.
•Rising labor costs and difficulties recruiting and retaining the right team members could adversely affect our business.
•Increased food commodity and energy costs could decrease our Shack-level operating profit margins or cause us to limit or otherwise modify our menu, which could adversely affect our business.
•Shortages or interruptions in the supply or delivery of food products could adversely affect our operating results.
•We face significant competition for guests, and if we are unable to compete effectively, our business could be adversely affected.
•The increasing focus on environmental sustainability and social initiatives could increase our costs, harm our reputation and adversely impact our financial results.
•Our international licensed Shacks import many of our proprietary and other core ingredients from the United States and the United Kingdom. If this international supply chain is interrupted, our international licensed operations could encounter supply shortages and incur higher costs.
•We are subject to risks associated with leasing property subject to long-term non-cancelable leases.
•Restaurant companies have been the target of class action lawsuits and other proceedings that are costly, divert management attention and, if successful, could result in our payment of substantial damages or settlement costs.
•Our business is subject to risks related to our sale of alcoholic beverages.

General Business and Economic Risks
•Damage to our reputation could negatively impact our business, financial condition and results of operations.
•Changes in economic conditions, both domestically and internationally, could materially affect our business, financial condition and results of operations.
•Because many of our domestic Company-operated Shacks are concentrated in local or regional areas, we are susceptible to economic and other trends and developments, including adverse weather conditions, in these areas.
•Security breaches of either confidential guest information in connection with, among other things, our electronic processing of credit and debit card transactions, kiosk ordering or mobile ordering app, or confidential employee information may adversely affect our business.
•If we are unable to maintain and update our information technology systems to meet the needs of our business, our business could be adversely impacted.
•If we experience a material failure or interruption in our systems, our business could be adversely impacted.
•Because a component of our strategy is to continue to grow our licensed business internationally, the risks of doing business internationally could lower our revenues, increase our costs, reduce our profits or disrupt our business.
•We may not be able to adequately protect our intellectual property, which, in turn, could harm the value of our brands and adversely affect our business.
•We depend on key members of our executive management team.
•Our insurance coverage and self-insurance reserves may not provide adequate levels of coverage against claims.

Regulatory and Legal Risks
•We are subject to many federal, state and local laws, as well as other statutory and regulatory requirements, with which compliance is both costly and complex. Failure to comply with, or changes in these laws or requirements, could have an adverse impact on our business.
•Our ability to use our net operating loss carryforwards may be subject to limitation.
•Changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results of operations and financial condition.
•If we fail to maintain effective internal controls over financial reporting, our ability to produce timely and accurate financial information or comply with Section 404 of the Sarbanes-Oxley Act of 2002 could be impaired, which could have a material adverse effect on our business and stock price.

Shake Shack Inc. Form 10-K | 20

Risks Related to Our Organizational Structure
•Shake Shack has non-controlling interest holders, whose interests may differ from those of our public stockholders.
•Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the non-controlling interest holders that will not benefit Class A common stockholders to the same extent as it will benefit the non-controlling interest holders.
•The non-controlling interest holders have the right to have their LLC Interests redeemed or exchanged into shares of Class A common stock, which may cause volatility in our stock price.
•We will continue to incur relatively outsized costs as a result of becoming a public company and in the administration of our complex organizational structure.
•Our anti-takeover provisions could prevent or delay a change in control of our Company, even if such change in control would be beneficial to our stockholders.
•The provision of our certificate of incorporation requiring exclusive venue in the Court of Chancery in the State of Delaware for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.
•We do not currently expect to pay any cash dividends.

Risks Related to Our Tax Receivable Agreement ("TRA")
•We are a holding company and our principal asset is our interest in SSE Holdings, and, accordingly, we will depend on distributions from SSE Holdings to pay our taxes and expenses, including payments under the TRA. SSE Holdings' ability to make such distributions may be subject to various limitations and restrictions.
•In certain cases, payments under the TRA to the non-controlling interest holders may be accelerated or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRA.
•We will not be reimbursed for any payments made to the non-controlling interest holders under the TRA in the event that any tax benefits are disallowed.
RISKS RELATED TO OUR GROWTH STRATEGIES AND OPERATIONS

Pandemics or disease outbreaks, such as the recent outbreak of the COVID-19 pandemic, have disrupted, and may continue to disrupt our business, and have materially affected our operations, results of operations and our financial condition.
Pandemics or disease outbreaks such as the COVID-19 pandemic have and may continue to impact customer traffic at our Shacks, may make it more difficult to staff our Shacks and, in more severe cases, may cause a temporary inability to obtain supplies and increase commodity costs.
COVID-19 was officially declared a global pandemic by the World Health Organization in March 2020, and the virus has impacted all global economies, and in the United States has resulted in varying levels of restrictions and shutdowns implemented by national, state, and local authorities. In response to the outbreak, in March 2020, we closed all dining rooms and temporarily shifted to a “to-go” only operating model in our domestic Company-operated Shacks. With a prioritization on health and safety, we have re-opened Shacks, where permitted, under modified operations to meet public health guidelines and evolving customer behaviors and expectations. As of December 30, 2020, two domestic Company-operated Shacks and 17 licensed Shacks remain temporarily closed. Approximately half of the Company's domestic Company-operated Shacks had open dining rooms with varying capacity restrictions.
We have also modified hours or reductions in on-site staff, resulting in cancelled shifts for some of our employees. COVID-19 may also materially adversely affect our ability to implement our growth plans, including delays in construction of new Shacks, delays in our digital initiatives, or adverse impacts to our overall ability to successfully execute our plans to enter into new markets. These changes have negatively impacted our results of operations, and these and any additional changes may materially adversely affect our business or results of operations in the future, and may impact our liquidity or financial condition, particularly if these changes are in place for a significant amount of time.
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

Shake Shack Inc. Form 10-K | 21

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
The COVID-19 pandemic and mitigation measures have also had an adverse impact on global economic conditions, which have had an adverse effect on our business and financial condition. The Company’s sales and operating results may be affected by uncertain or changing economic and market conditions arising in connection with and in response to the COVID-19 pandemic, including prolonged periods of high unemployment, inflation, deflation, prolonged weak consumer demand, a decrease in consumer discretionary spending, political instability or other changes. The significance of the operational and financial impact to the Company will depend on how long and widespread the disruptions caused by COVID-19, and the corresponding response to contain the virus and treat those affected by it, prove to be.
The ability of local and international authorities in containing COVID-19, limiting the spread of infections, and effectively rolling out vaccines, will impact our business operations. Throughout the pandemic, states and local governments in the U.S. and throughout the world have both removed or eased certain restrictions, and also reintroduced restrictions, on businesses, including restaurants, depending on the severity of local outbreaks. While we cannot predict the duration or scope of the COVID-19 pandemic, it has negatively impacted our business and such impact has been and is expected to continue to be material to our financial results, condition and outlook.

Shake Shack Inc. Form 10-K | 22

Our long-term success is dependent on the selection, design and execution of appropriate business strategies.
We operate in a highly competitive and ever-changing environment. Our long-term success is dependent on our ability to identify, develop and execute appropriate business strategies within this environment. Our current strategies include:
▪Enhancing our omnichannel guest experience. This will occur through the accelerated innovation of new digital tools (e.g., new digitally-enabled ordering experiences, the introduction of a new digital payments platform and our testing of delivery through our Company-owned app, to support a broader rollout in 2021) and the continued integration of our data platforms enabling segmentation and targeted marketing strategies.
▪Global unit expansion and the expansion of Shack formats to incorporate increased convenience and frequency. This will include the pursuit of top-tier real estate in both urban and suburban markets that can incorporate diverse formats, including new Shack Track and drive-thru formats, as well as our focus on increasing our licensed Shack presence, both domestically and abroad, particularly in China.
▪Menu innovation, with a focus on LTOs, collaborations and the expansion of existing menu categories.

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
The number and timing of new Shacks opened during any given period may be negatively impacted by a number of factors including:
▪the identification and availability of attractive sites for new Shacks;
▪difficulty negotiating suitable lease terms;
▪shortages of construction labor or materials;
▪recruitment and training of qualified personnel in the local market;
▪our ability to obtain all required governmental permits, including zonal approvals;
▪our ability to control construction and development costs of new Shacks;
▪competition in new markets, including competition for appropriate sites;
▪failure of the landlords to timely deliver real estate to us and other landlord delays;
▪the proximity of potential sites to an existing Shack, and the impact of cannibalization on future growth;
▪anticipated commercial, residential and infrastructure development near our new Shacks; and
▪the cost and availability of capital to fund construction costs and pre-opening costs.
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

Shake Shack Inc. Form 10-K | 23

popularity of our concept in the markets in which we operate. If we are unable to expand in existing markets or penetrate new markets, our ability to increase our revenues and profitability may be materially harmed or we may face losses.
Our plans to open new Shacks, the ongoing need for capital expenditures at our existing Shacks and our ongoing digital enhancements require us to spend capital.
Our growth strategy depends on opening new Shacks and innovation of new digital tools, which will require us to use cash flows from operations. We cannot assure that cash flows from operations will be sufficient to allow us to implement our growth strategy. If these funds are not allocated efficiently among our various projects, or if any of these initiatives prove to be unsuccessful, we may experience reduced profitability and we could be required to delay a project or delay, significantly curtail or eliminate planned Shack openings, which could have a material adverse effect on our business, financial condition and results of operations.
In addition, as our Shacks and digital infrastructure mature, our business will require maintenance, investment, renovation and improvement expenditures to remain competitive and maintain the value of our brand standard. This creates an ongoing need for cash, and, to the extent we cannot fund capital expenditures from cash flows from operations, funds will need to be borrowed or otherwise obtained.
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
We plan to open domestic Company-operated Shacks in markets where we have little or no operating experience. Shacks we open in new markets may take longer to reach expected Shack sales and profit levels on a consistent basis, may be less profitable on average than our current base of Shacks and may have higher construction, occupancy or operating costs than Shacks we open in existing markets. New markets may have competitive conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets. We may need to make greater investments than we originally planned in advertising and promotional activity in new markets to build brand awareness. We may find it more difficult in new markets to hire, motivate and keep qualified employees who share our values. We may also incur higher costs from entering new markets if, for example, we assign area directors to manage comparatively fewer Shacks than we assign in more developed markets. Also, until we attain a critical mass in a market, the Shacks we do open may incur higher food distribution costs and reduced operating leverage. As a result, these new Shacks may be less successful or may achieve target Shack-level operating profit margins at a slower rate, if ever. If we do not successfully execute our plans to enter new markets, our business, financial condition or results of operations could be adversely affected. In addition, we plan to continue to expand our international presence, which can pose similar and additional challenges in opening new Shacks.
Our failure to manage our growth effectively could harm our business and operating results.
Our growth plan includes opening a large number of new Shacks. Our existing personnel, management systems, financial and management controls and information systems may not be adequate to support our planned expansion. Our ability to manage our growth effectively will require us to continue to enhance these systems, procedures and controls and to locate, hire, train and retain management and operating personnel, particularly in new markets. We may not be able to respond on a timely basis to all of the changing demands that our planned expansion will impose on management and on our existing infrastructure, or be able to hire or retain the necessary management and operating personnel, which could harm our business, financial condition or results of operations. These demands could cause us to operate our existing business less effectively, which in turn could cause a deterioration in the financial performance of our existing Shacks. If we experience a decline in financial performance, we may decrease the number of or discontinue Shack openings, or we may decide to close Shacks that we are unable to operate in a profitable manner.

Shake Shack Inc. Form 10-K | 24

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
Our mission to Stand For Something Good is a significant part of our business strategy and who we are as a Company. It's our commitment to all that is good in the world and a reflection of how we embrace our values both internally and externally. We pride ourselves on sourcing premium ingredients from like-minded producers — all natural proteins, vegetarian fed, humanely raised and source verified, with no hormones or antibiotics. We are dedicated to using sustainable materials and equipment whenever possible, and distinctive furniture and fixtures that advance our sustainability initiatives, as well as being committed to achieving ethical and humane practices for the animals in our supply chain. We also strive to be the best employer and a good citizen in each community we call home.
We do, however, face many challenges in carrying out our mission to Stand For Something Good. We incur higher costs and other risks associated with paying above-average wages to our employees and purchasing high quality ingredients grown or raised with an emphasis on quality and responsible practices. As a result, our food and labor costs may be significantly higher than other companies who do not source high quality ingredients or pay above minimum wage. Additionally, the supply for high quality ingredients may be limited and it may take us longer to identify and secure relationships with suppliers that are able to meet our quality standards and have sufficient quantities to support our growing business. If we are unable to obtain a sufficient

Shake Shack Inc. Form 10-K | 25

and consistent supply for our ingredients on a cost-effective basis, our food costs could increase or we may experience supply interruptions which could have an adverse effect on our operating margins. Additionally, some of our competitors have announced initiatives to offer better quality ingredients, such as antibiotic-free meat. If this trend continues, it could further limit our supply for certain ingredients and we may lose our competitive advantage as it will be more difficult to differentiate ourselves.
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
We believe that our Stand For Something Good philosophy has been a major contributing factor in our past success because we believe consumers are increasingly focused on where their food comes from and how it is made, and that consumers want to associate themselves with brands whose ethos matches that of their own. However, if these trends change we may no longer be able to successfully compete with other restaurants who share different values than us.
We have a limited number of suppliers for our major products and rely on one national distribution company for the majority of our domestic distribution needs. If our suppliers or distributor are unable to fulfill their obligations under our arrangements with them, we could encounter supply shortages and incur higher costs.
We have a limited number of suppliers for our major ingredients, including beef patties, chicken, potato buns, custard, portobello mushrooms and cheese sauce. In fiscal 2020, we purchased all of our (i) ground beef patties from seven suppliers, with approximately 44% of our ground beef patties supplied by one supplier; (ii) chicken breast from one supplier; (iii) potato buns directly from one supplier; (iv) custard base from two suppliers; (v) 'Shroom Burgers from one supplier; and (vi) ShackSauce from two suppliers, with approximately 78% of our ShackSauce supplied by one supplier. Due to this concentration of suppliers, the cancellation of our supply arrangements with any one of these suppliers or the disruption, delay or inability of these suppliers to deliver these major products to our Shacks may materially and adversely affect our results of operations while we establish alternate distribution channels. In addition, if our suppliers fail to comply with food safety or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted. We cannot assure you that we would be able to find replacement suppliers on commercially reasonable terms or a timely basis, if at all.
We contract with one distributor, which we refer to as our "broadline" distributor, to provide virtually all of our food distribution services in the United States. As of December 30, 2020, approximately 84% of certain food and beverage ingredients, including chicken, fries and custard, collectively representing 45% of our purchases, were processed through our broadline distributor for distribution and delivery to each Shack. As of December 30, 2020, we utilized 20 affiliated distribution centers and each distribution center carries two to three weeks of inventory for our core ingredients. In the event of a catastrophe, such as a fire, our broadline distributor can supply the Shacks affected by their respective distribution center from another affiliated distribution center. If a catastrophe, such as a fire, were to occur at the distribution center that services the Shacks located in New York and northern New Jersey, we would be at immediate risk of product shortages because that distribution center supplies 23% of our domestic Company-operated Shacks as of December 30, 2020, which collectively represented 27% of our Shack sales for fiscal 2020. The other 19 distribution centers collectively supply the other approximately 77% of our domestic Company-operated Shacks, which represented the remaining 73% of our Shack sales.
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

Shake Shack Inc. Form 10-K | 26

Our marketing strategies and channels will evolve and our programs may or may not be successful.
Shake Shack is a growing brand, and we incur costs and expend other resources in our marketing efforts to attract and retain guests. Our strategy includes public relations, digital and social media, promotions and in-store messaging, which require less marketing spend as compared to traditional marketing programs. As the number of Shacks increases, and as we expand into new markets, we expect to increase our investment in advertising and promotional activities, including targeted marketing offers to unique guest segments and incentivizing and rewarding loyal guests. Accordingly, in the future, we will incur greater marketing expenditures, resulting in greater financial risk and a greater impact on our financial results.
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
We rely, in part, on our licensees and the manner in which they operate their Shacks to develop and promote our business. As of December 30, 2020, six licensees operated all of our domestic licensed Shacks and six licensees operated all of our international licensed Shacks, with one such licensee operating 52% of our international licensed Shacks. Our licensees are required to operate their Shacks according to the specific guidelines we set forth, which are essential to maintaining brand integrity and reputation, all laws and regulations applicable to Shake Shack and its subsidiaries, and all laws and regulations applicable in the countries in which Shake Shack operates. We provide training to these licensees to integrate them into our operating strategy and culture. However, since we do not have day-to-day control over all of these Shacks, we cannot give assurance that there will not be differences in product and service quality, operations, labor law enforcement, marketing or that there will be adherence to all of our guidelines and applicable laws at these Shacks. In addition, if our licensees fail to make investments necessary to maintain or improve their Shacks, guest preference for the Shake Shack brand could suffer. Failure of these Shacks to operate effectively could adversely affect our cash flows from those operations or have a negative impact on our reputation or our business.
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

Shake Shack Inc. Form 10-K | 27

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
Food safety is a top priority, and we dedicate substantial resources to ensure the safety and quality of the food we serve. Nevertheless, we face food safety risks, including the risk of food-borne illness and food contamination, which are common both in the restaurant industry and the food supply chain and cannot be completely eliminated. We rely on third-party food suppliers and distributors to properly handle, store and transport our ingredients to our Shacks. Any failure by our suppliers, or their suppliers, could cause our ingredients to be contaminated, which may be difficult to detect before the food is served. Additionally, the risk of food-borne illness may also increase whenever our food is served outside of our control, such as by third-party delivery services. We are further exposed to this risk from our sales through unaffiliated third-party delivery services, as well as through any third-party delivery partners we use.
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

Shake Shack Inc. Form 10-K | 28

The digital and delivery business, and expansion thereof, is uncertain and subject to risk.
Digital innovation and growth remains a key focus for us. We continue to execute upon our digital strategy, including the enhancement of our omnichannel guest experience through the accelerated innovation of new digital tools, and the continued integration of our data platforms enabling segmentation and targeted marketing strategies. Furthermore, we have expanded our reach with third-party delivery partners, and have begun testing delivery through our Company-owned app at several locations in the Miami area to support a broader rollout in 2021. We believe these digital investments to be a critical differentiator for our business, creating the opportunity to drive greater engagement and frequency with both new and existing guests. As the digital space around us continues to evolve, our technology needs to evolve concurrently to stay competitive with the industry. If we do not maintain and innovate our digital systems that are competitive with the industry, our digital business may be adversely affected and could damage our sales. We rely on third-parties for our ordering and payment platforms relating to our mobile app and kiosks. Such services performed by these third-parties could be damaged or interrupted by technological issues, which could then result in a loss of sales for a period of time. Information processed by these third-parties could also be impacted by cyber-attacks, which could not only negatively impact our sales, but also harm our brand image.
Recognizing the rise in delivery services offered throughout the restaurant industry, we understand the importance of providing such services to meet our guests wherever and whenever they want. We have invested in marketing to promote our delivery partnerships, which could negatively impact our profitability if the business does not continue to expand. We rely on third-parties to fulfill delivery orders timely and in a fashion that will satisfy our guests. Errors in providing adequate delivery services may result in guest dissatisfaction, which could also result in loss of guest retention, loss in sales and damage to our brand image. Additionally, as with any third-party handling food, such delivery services increase the risk of food tampering while in transit. We developed sealed packaging to provide some deterrence against such potential food tampering. We are also subject to risk if there is a shortage of delivery drivers, which could result in a failure to meet our guests' expectations.
Third-party delivery services within the restaurant industry is a competitive environment and includes a number of players competing for market share. If our third-party delivery partners fail to effectively compete with other third-party delivery providers in the sector, our delivery business may suffer resulting in a loss of sales. If any third-party delivery provider we partner with experiences damage to their brand image, we may also see ramifications due to our partnership with them. Additionally, some of our competitors have greater financial resources to spend on marketing and advertising around their digital and delivery campaigns than we are able to at this time. Should our competitors increase their spend in these areas, or if our advertising and promotions be less effective than our competitors, there could be an adverse impact on our business in this space. As delivery, as well as the partnerships we have made in connection with delivery, is still a growing business for us, it is difficult for us to anticipate its impact to our sales as well as the challenges we may face in the future.

Shake Shack Inc. Form 10-K | 29

Rising labor costs and difficulties recruiting and retaining the right team members could adversely affect our business.
As our culture remains an important factor to our success, it in part depends on our ability to attract, motivate and retain a sufficient number of qualified managers and team members to meet the needs of our existing Shacks and to staff new Shacks. We aim to hire people who have integrity, who are warm, friendly, motivated, caring, self-aware and intellectually curious — what we call "51%'ers." 51%'ers are excited and committed to high performance, remarkable and enriching hospitality, embodying our culture, and actively growing themselves and the brand. In many markets, competition for qualified individuals is intense and we may be unable to identify and attract a sufficient number of individuals to meet our growing needs, especially in markets where our brand is less established. As a result, because we aim to hire the best people, we may be required to pay higher wages and provide greater benefits. Our commitment to taking care of our team may cause us to incur higher labor costs compared to other restaurant companies. Additionally, several states in which we operate have enacted minimum wage increases and it is possible that other states or the federal government could also enact minimum wage increases, scheduling and benefit changes, increased health care and workers' compensation insurance costs and benefits and costs related to the COVID-19 pandemic. Such increases have and may continue to cause an increase to our labor and related expenses and cause our Shack-level operating profit margins to decline. As more minimum wage increases or other legislation relating to employee benefits are enacted or changed, such as the Affordable Care Act, we may be required to implement additional pay increases or provide additional benefits in the future in order to continue to attract and retain the most qualified people, which may put further pressure on our operating margins by increasing costs. Overall, we expect wages at all levels to continue to increase in the near and short term and we expect these rising wages to add pressure to our operating profit.
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
Our profitability depends, in part, on our ability to anticipate and react to changes in the price and availability of food commodities, including among other things beef, poultry, grains, dairy and produce. Prices may be affected due to market changes, increased competition, the general risk of inflation, shortages or interruptions in supply due to weather, disease or other conditions beyond our control, or other reasons. For example, in previous years, there were recalls for romaine lettuce, and although we do not serve romaine lettuce, we nonetheless experienced a slight financial impact due to higher demand and price of other types of lettuce we do serve on our burgers and sandwiches. Similarly, beef supply shortages during the second quarter of 2020 - largely due to the COVID-19 pandemic - resulted in significant inflation in beef, with cost nearly double that of the same period in the prior year. Other events could increase commodity prices or cause shortages that could affect the cost and quality of the items we buy or require us to further raise prices or limit our menu options. Furthermore, increasing weather volatility or other long-term changes in global weather patterns, including any changes associated with global climate change, could have a significant impact on the price or availability of some of our ingredients. These events, combined with other more general economic and demographic conditions, could impact our pricing and negatively affect our Shack sales and Shack-level operating profit margins. While we have been able to partially offset inflation and other changes in the costs of core operating resources by gradually increasing menu prices, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. From time to time, competitive conditions could limit our menu pricing flexibility. In addition, macroeconomic conditions could make additional menu price increases imprudent. There can be no assurance that future cost increases can be offset by increased menu prices or that increased menu prices will be fully absorbed by our guests without any resulting change to their visit frequencies or purchasing patterns. In addition, there can be no assurance that we will generate same-Shack sales growth in an amount sufficient to offset inflationary or other cost pressures.
We may decide to enter into certain forward pricing arrangements with our suppliers, which could result in fixed or formula-based pricing with respect to certain food products. However, these arrangements generally are relatively short in duration and may

Shake Shack Inc. Form 10-K | 30

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
We currently have seven approved raw beef suppliers and eight approved beef processors in the United States. If there is a supply issue with all U.S. raw beef, we have eight approved raw beef suppliers and seven approved beef processors in other countries. The risks to using international suppliers are shipping lead time, shipping costs, potential import duties and U.S. customs. It is unknown at this time how long it would take and at what cost the raw material would be to import from any such other country, but the delay and cost would likely be adverse to our business.
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
Our competition continues to intensify as new competitors enter the burger, fast casual, quick service and casual dining segments. Many of our competitors emphasize low cost "value meal" menu options or other programs that provide price discounts on their menu offerings, a strategy we do not pursue. We also face increasing competitive pressures from some of our competitors who have announced initiatives to offer better quality ingredients, such as antibiotic-free meat.

Shake Shack Inc. Form 10-K | 31

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
Additionally, as we continue to innovate upon our digital strategy and offer more ways to reach our guests through digital channels, such as the app, web ordering, kiosk and delivery, and new Shack Track formats, we compete with other competitors who currently, or are beginning to, offer the same options as well as new and improved technologies. With the introduction of these digital channels, there is also an increased opportunity for customer credit card fraud to occur, which could result in increased credit card fees for us.
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
There has been increasing public focus by investors, environmental activists, the media and governmental and nongovernmental organizations on a variety of environmental, social and other sustainability matters. With respect to the restaurant industry, concerns have been expressed regarding energy management, water management, food and packaging waste management, food safety, nutritional content, labor practices and supply chain and management food sourcing. We experience pressure to make commitments relating to sustainability matters that affect companies in our industry, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. If we are not effective in addressing environmental, social and other sustainability matters affecting our industry, or setting and meeting relevant sustainability goals, our brand image may suffer. In addition, we may experience increased costs in order to execute upon our sustainability goals and measure achievement of those goals, which could have an adverse impact on our business and financial condition.
Our international licensed Shacks import many of our proprietary and other core ingredients from the United States and the United Kingdom. If this international supply chain is interrupted, our international licensed operations could encounter supply shortages and incur higher costs.
Our international licensed Shacks import many of our proprietary ingredients from the United States and the United Kingdom. For example, our mushrooms originate from the United States and United Kingdom. In addition, outside of Turkey, Japan, South Korea and China, our custard supplies are from the United States and United Kingdom. In addition, our proprietary blend of beef patties and/or raw materials for beef patties primarily originate from the United States, Australia and Uruguay. While we have established secondary supply solutions for some of these ingredients, we have not acquired secondary supplies for all of them.
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

Shake Shack Inc. Form 10-K | 32

We are subject to risks associated with leasing property subject to long-term non-cancelable leases.
We do not own any real property and all of our domestic Company-operated Shacks are located on leased premises. The leases for our Shacks generally have initial terms ranging from 10 to 15 years and typically include two five-year renewal options. However, the license agreement for our Madison Square Park Shack can be terminated by the New York City Commissioner of Parks for any reason on 25 days' written notice.
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

Shake Shack Inc. Form 10-K | 33

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
We may be adversely affected by any negative publicity, regardless of its accuracy, including with respect to:
▪food safety concerns, including food tampering or contamination;
▪food-borne illness incidents;
▪the safety of the food commodities we use, particularly beef;
▪guest injury;
▪security breaches of confidential guest or employee information;
▪third-party service providers, particularly related to delivery services and information technology, and potential guest dissatisfaction from circumstances out of our control relating to third-party service providers;
▪employment-related claims relating to alleged employment discrimination, wage and hour violations, labor standards or health care and benefit issues; or
▪government or industry findings concerning our Shacks, restaurants operated by other food service providers or others across the food industry supply chain.
Also, there has been a marked increase in the use of social media platforms and similar devices that provide individuals with access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate as is its impact. Many social media platforms immediately publish the content their subscribers and participants can post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is seemingly limitless and readily available. Information concerning us may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects or business. The harm may be immediate without affording us an opportunity for redress or correction.
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
The restaurant industry depends on consumer discretionary spending, and any economic downturn or disruptions in the overall economy, including political unrest and protests, the impact of a housing crisis, high unemployment and financial market volatility and unpredictability, may cause a related reduction in consumer confidence, which negatively affects the restaurant industry. These factors, as well as national, regional and local regulatory and economic conditions, gasoline prices, energy and other utility costs, inclement weather, conditions in the residential real estate and mortgage markets, health care costs, access to credit, disposable consumer income and consumer confidence, affect discretionary consumer spending. Furthermore, with some of our Shacks located in or near retail malls, general declines in mall traffic experienced by the retail industry over the last few years in general may negatively affect us.
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
Since our founding, we have built some of the industry's favorite community gathering places. As a result, so much of our real estate footprint has been centered in urban, office, travel and dynamic traffic-driving sales environments. Our urban Shacks, make up approximately half of the units in our same-Shack sales base, and have historically accounted for approximately 60% of our same-Shack sales base sales prior to the COVID-19 pandemic. Additionally, our financial performance is highly dependent on Shacks located in the Northeast and the New York City metropolitan area, which comprise approximately 40% (or 74 out of 183) of our total domestic Company-operated Shacks as of December 30, 2020. As a result, adverse economic conditions in any of these markets or regions could have a material adverse effect on our overall results of operations. In addition, given our geographic concentrations, negative publicity regarding any of our Shacks in these areas could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, terrorist attacks, increases in energy prices, inclement weather or natural or man-made disasters.
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

Shake Shack Inc. Form 10-K | 35

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
We rely heavily on information systems, including point-of-sale processing in our Shacks, for management of our supply chain, accounting, payment of obligations, collection of cash, credit and debit card transactions, digital ordering and other processes and procedures. As a rapidly growing business, our current information technology infrastructure may not be adequately suited to handle the increasing volume of data and additional information needs of our organization. If we are unable to successfully upgrade our information systems to meet the growing needs of our business or are delayed in doing so, whether through our enterprise-wide finance initiative Project Concrete or other future ones, our growth could be adversely affected.
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
Additionally, as we continue to evolve and innovate our digital platforms and enhance our internal systems, we place increasing reliance on third-parties to provide infrastructure and other support services. We may be adversely affected if any of our third-party service providers experience any interruptions in their systems, which then could potentially impact the services we receive from them and cause a material failure or interruption in our own systems.

Shake Shack Inc. Form 10-K | 36

Because a component of our strategy is to continue to grow our licensed business internationally, the risks of doing business internationally could lower our revenues, increase our costs, reduce our profits or disrupt our business.
106 of our 128 licensed Shacks as of December 30, 2020 are located outside the United States and we expect to continue to expand our licensed Shacks internationally. As a result, we are and will be, on an increasing basis, subject to the risks of doing business outside the United States, including:
▪changes in foreign currency exchange rates or currency restructurings and hyperinflation or deflation in the countries in which we operate;
▪the imposition of restrictions on currency conversion or the transfer of funds or limitations on our ability to repatriate non-U.S. earnings in a tax effective manner;
▪the presence and acceptance of business corruption in various international markets;
▪the ability to comply with, or impact of complying with, complex and changing laws, regulations and policies of foreign governments that may affect investments or operations, including foreign ownership restrictions, import and export controls, tariffs, embargoes, intellectual property, licensing requirements and regulations, increase in taxes paid and other changes in applicable tax laws;
▪the difficulties involved in managing an organization doing business in many different countries;
▪the ability to comply with, or impact of complying with, complex and changing laws, regulations and economic political policies of the U.S. government, including U.S. laws and regulations relating to economic sanctions, export controls and anti-boycott requirements;
▪increase in an anti-American sentiment and the identification of the licensed brand as an American brand;
▪the effect of disruptions caused by severe outbreak of disease, weather, natural disasters or other events that make travel to a particular region, as well as domestic visits, less attractive or more difficult; and
▪political and economic instability.
Any or all of these factors may adversely affect the performance of and licensing revenues we receive from our licensed Shacks located in international markets. Our international licensed Shacks operate in several volatile regions that are subject to geopolitical and socio-political factors that pose risk to our business operations. In the past, certain licensees have been negatively impacted by currency devaluation, and we have seen a reduction in licensing revenue from those respective Shacks. In 2019, we closed all of our Shacks operating in Russia. Also, the economy of any region in which our Shacks are located may be adversely affected to a greater degree than that of other areas of the country or the world by certain developments affecting industries concentrated in that region or country. For example, our Shacks that recently opened in Hong Kong have suffered from political unrest due to protesting in the area, and as such, have had to close in certain instances. Such closures result in a loss of sales for the respective time period. Additionally, a health outbreak, such as the COVID-19 pandemic could slow traffic in the impacted regions, as well as abroad and domestically, and could result in a loss of sales. While these factors and the impact of these factors are difficult to predict, any one or more of them could lower our revenues, increase our costs, reduce our profits or disrupt our business, and, as our international licensed operations increase, these risks will become more pronounced.
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

Shake Shack Inc. Form 10-K | 37

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
We are subject to extensive federal, state, local and foreign laws and regulations, as well as other statutory and regulatory requirements, including those related to:

Shake Shack Inc. Form 10-K | 38

▪Nutritional content labeling and disclosure requirements - There has been increased legislative, regulatory and consumer focus on the food industry including nutritional and advertising practices. These changes have resulted in, and may continue to result in, the enactment of laws and regulations that impact the ingredients and nutritional content of our menu offerings, or laws and regulations requiring us to disclose the nutritional content of our food offerings. For example, a number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information to customers, or have enacted legislation restricting the use of certain types of ingredients in restaurants. These labeling laws may change consumer buying habits in a way that adversely impacts our sales. Additionally, an unfavorable report on, or reaction to, our menu ingredients, the size of our portions or the nutritional content of our menu items could negatively influence the demand for our offerings.
▪Food safety regulations - There is a potential for increased regulation of certain food establishments in the United States, where compliance with a Hazard Analysis and Critical Control Points ("HACCP") approach may be required. HACCP refers to a management system in which food safety is addressed through the analysis and control of potential hazards from production, procurement and handling, to manufacturing, distribution and consumption of the finished product. Additionally, our suppliers may initiate or otherwise be subject to food recalls that may impact the availability of certain products, result in adverse publicity or require us to take actions that could be costly for us or otherwise impact our business.
▪Local licensure, building and zoning regulations - The development and operation of Shacks depend, to a significant extent, on the selection of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements. We are also subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards. Typically, licenses, permits and approvals under such laws and regulations must be renewed annually and may be revoked, suspended or denied renewal for cause at any time if governmental authorities determine that our conduct violates applicable regulations. Difficulties or failure to maintain or obtain the required licenses, permits and approvals could adversely affect our existing Shacks and delay or result in our decision to cancel the opening of new Shacks, which would adversely affect our business.
▪Employment regulations - We are subject to various federal and state laws governing our employment practices, including laws relating to minimum wage requirements, employee classifications as exempt or non-exempt, payroll and unemployment tax laws, requirements to provide meal and rest periods or other benefits, family leave mandates, requirements regarding working conditions and accommodations to certain employees, citizenship and work authorization requirements, insurance and workers' compensation rules, scheduling notification requirements and anti-discrimination laws. Compliance with these regulations is costly and requires significant resources. For example, the Fair Workweek legislation implemented in New York City requires fast food employers to provide employees with specified notice in scheduling changes and pay premiums for changes made to employees' schedules, among other requirements. Similar legislation may be enacted in other jurisdictions in which we operate as well, and in turn, could result in increased costs. Additionally, we may suffer losses from or incur significant costs to defend claims alleging non-compliance. Although none of our employees are currently covered under collective bargaining agreements, our employees may elect to be represented by labor unions in the future. If a significant number of our employees were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements, it could adversely affect our business, financial condition or results of operations. In addition, a labor dispute involving some or all of our employees may harm our reputation, disrupt our operations and reduce our revenues, and resolution of disputes may increase our costs. Further, if we enter into a new market with unionized construction companies, or the construction companies in our current markets become unionized, construction and build out costs for new Shacks in such markets could materially increase.
▪The Affordable Care Act - We are required to provide affordable coverage to substantially all full-time employees, or otherwise be subject to potential excise tax penalties based on the affordability criteria in the Act. Additionally, some states and localities have passed state and local laws mandating the provision of certain levels of health benefits by some employers. Increased health care and insurance costs, as well as the potential increase in participation by our employees who previously had not participated in our medical plan coverage, could have a material adverse effect on our business, financial condition and results of operations.

Shake Shack Inc. Form 10-K | 39

▪The Americans with Disabilities Act ("ADA") and similar state laws - We are subject to the ADA and similar state laws, which, among other things, prohibits discrimination in employment and public accommodations on the basis of disability. Under the ADA, our Shacks are required to meet federally mandated requirements for the disabled and we could be required to incur expenses to modify our Shacks to provide service to, or make reasonable accommodations for the employment of, disabled persons. The expenses associated with these modifications, or any damages, legal fees and costs associated with resolving ADA-related complaints could be material.
▪Privacy and cybersecurity - Our business requires the collection, transmission and retention of large volumes of guest and employee data, including credit and debit card numbers and other personally identifiable information. The collection and use of such information is regulated at the federal and state levels, as well as by the European Union (EU). Regulatory requirements, both domestic and abroad, have been changing with increasing regulation relating to the privacy, security and protection of data. Such regulatory requirements may become more prevalent in other states and jurisdictions as well. It is our responsibility to ensure we are complying with these laws by taking the appropriate measures as well as monitoring our practices as these laws continue to evolve. As our environment continues to evolve in this digital age and reliance upon new technologies become more prevalent, it is imperative we secure the private and sensitive information we collect. Failure to do so, whether through fault of our own information systems or those of outsourced third party providers, could not only cause us to fail to comply with these laws and regulations, but also could cause us to face litigation and penalties that could adversely affect our business, financial condition and results of operations. Our brand's reputation and our image as an employer could also be harmed by these types of security breaches or regulatory violations.
▪Laws and regulations related to our licensed operations - Our licensing operations are subject to laws enacted by a number of states, rules and regulations promulgated by the U.S. Federal Trade Commission and certain rules and requirements regulating licensing activities in foreign countries. Failure to comply with new or existing licensing laws, rules and regulations in any jurisdiction or to obtain required government approvals could negatively affect our licensing sales and our relationships with our licensees.
▪U.S. Foreign Corrupt Practices Act and other similar anti-bribery and anti-kickback laws - A significant portion of our licensed operations are located outside the United States. The U.S. Foreign Corrupt Practices Act, and other similar anti-bribery and anti-kickback laws and regulations, generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. While our license agreements mandate compliance with applicable law, we cannot assure you that we will be successful in preventing our employees or other agents from taking actions in violation of these laws or regulations. Such violations, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, results of operations and cash flows.

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

Shake Shack Inc. Form 10-K | 40

Our ability to use our net operating loss carryforwards may be subject to limitation.
As of December 30, 2020, our federal and state net operating loss (“NOL”) carryforwards, for income tax purposes were $313.9 million and $183.8 million, respectively. If not utilized, $262.1 million of our federal NOLs can be carried forward indefinitely, and the remainder will begin to expire in 2035. If not utilized, $40.7 million of our state NOL carryforwards can be carried forward indefinitely, and the remainder will begin to expire in 2023. Federal NOLs incurred in taxable years beginning after December 31, 2017 can be carried forward indefinitely, but the deductibility of federal NOLs in taxable years beginning after December 31, 2020, is subject to certain limitations.
In addition, under Section 382 of the Internal Revenue Code (“IRC”) of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” its ability to use its pre-change NOLs to offset its post-change income may be limited. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. In connection with the equity offering, as described in "Part I. Item I. Business," herein, we conducted a Section 382 study to determine whether the use of our NOLs is limited. While we did not experience an ownership change related to the equity offering in April 2020, we did experience an ownership change in the second quarter of 2018. An ownership change under Section 382 of the IRC establishes an annual limitation to the amount of NOL carryforwards we could utilize to offset our taxable income in a single year. The change in ownership that occurred in 2018 will not limit our ability to utilize the NOLs before the expiration of the NOL carryforward period. We may experience ownership changes in the future, including as a result of this offering or subsequent changes in our stock ownership, some of which are outside our control. This could limit the amount of NOLs that we can utilize annually to offset future taxable income or tax liabilities. Subsequent statutory or regulatory changes in respect of the utilization of NOLs for federal or state purposes, such as suspensions on the use of NOLs or limitations on the deductibility of NOLs carried forward, or other unforeseen reasons, may result in our existing NOLs expiring or otherwise being unavailable to offset future income tax liabilities.

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
We are subject to taxes by the U.S. federal, state, local and foreign tax authorities, and our tax liabilities will be affected by the allocation of expenses to differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:
▪changes in the valuation of our deferred tax assets and liabilities;
▪expected timing and amount of the release of any tax valuation allowance;
▪tax effects of equity-based compensation;
▪changes in tax laws, regulations or interpretations thereof; or
▪future earnings being lower than anticipated in jurisdictions where we have lower statutory tax rates and higher than anticipated earnings in jurisdictions where we have higher statutory tax rates.
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

Shake Shack Inc. Form 10-K | 41

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
As of December 30, 2020, the non-controlling interest holders control approximately 16.8% of the combined voting power of our common stock through their ownership of both our Class A and Class B common stock. The non-controlling interest holders, for the foreseeable future, have influence over corporate management and affairs, as well as matters requiring stockholder approval. The non-controlling interest holders are able to, subject to applicable law and the voting arrangements, participate in the election of a majority of the members of our Board of Directors and actions to be taken by us and our Board of Directors, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. It is possible that the interests of the non-controlling interest holders may in some circumstances conflict with our interests and the interests of our other stockholders. For example, the non-controlling interest holders may have different tax positions from us, especially in light of the tax receivable agreement we entered into with the non-controlling interest holders that provides for the payment by us to the non-controlling interest holders of 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize (the "Tax Receivable Agreement"). This could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when Shake Shack should terminate the Tax Receivable Agreement and accelerate its obligations thereunder. In addition, the determination of future tax reporting positions, the structuring of future transactions and the handling of any future challenges by any taxing authorities to our tax reporting positions may take into consideration these non-controlling interest holders' tax or other considerations, which may differ from the considerations of us or our other stockholders.
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

Shake Shack Inc. Form 10-K | 42

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
We have an aggregate of 161,282,210 shares of Class A common stock authorized but unissued, including 2,951,188 shares of Class A common stock issuable upon the redemption or exchange of LLC Interests held by the non-controlling interest holders. Subject to certain restrictions set forth in the SSE Holdings LLC Agreement, the non-controlling interest holders are entitled to have their LLC Interests redeemed or exchanged for shares of our Class A common stock.
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

Shake Shack Inc. Form 10-K | 43

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
Provisions of our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law could discourage, delay or prevent a merger, acquisition or other change in control of our Company, even if such change in control would be beneficial to our stockholders. These provisions include:
▪the authority to issue "blank check" preferred stock that could be issued by our Board of Directors to increase the number of outstanding shares and thwart a takeover attempt;
▪our classified board of directors providing that not all members of our Board of Directors are elected at one time;
▪the removal of directors only for cause;
▪prohibiting the use of cumulative voting for the election of directors;
▪limiting the ability of stockholders to call special meetings or amend our bylaws;
▪requiring all stockholder actions to be taken at a meeting of our stockholders; and
▪our advance notice and duration of ownership requirements for nominations for election to the Board of Directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.
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

Shake Shack Inc. Form 10-K | 44

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

Shake Shack Inc. Form 10-K | 45

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
As a result of the foregoing, (i) we could be required to make payments under the Tax Receivable Agreement that are greater than the specified percentage of the actual benefits we ultimately realize in respect of the tax benefits that are subject to the Tax Receivable Agreement and (ii) if we elect to terminate the Tax Receivable Agreement early, we would be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the Tax Receivable Agreement, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to fund or finance our obligations under the Tax Receivable Agreement. Furthermore, any increases in the federal corporate tax rate may result in an increase in our Tax Receivable Agreement liability, including a gross up of our deferred tax balances.
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
Item 1B. Unresolved Staff Comments.
None.

Shake Shack Inc. Form 10-K | 46

Item 2. Properties.
Our home office is located at 225 Varick Street, Suite 301, New York, NY 10014. We lease our home office, which is approximately 32,000 square feet and all of our domestic Company-operated Shacks. We also have an international office in Hong Kong. We do not own any real property, nor do we own or lease any property related to our licensed operations. The following table sets forth the number of Company-operated and licensed Shacks by geographic location as of December 30, 2020.

	Company- Operated	Licensed	Total
Alabama	1	—	1
Arizona	4	1	5
California	24	—	24
Colorado	4	—	4
Connecticut	4	—	4
Delaware	1	—	1
District of Columbia	6	1	7
Florida	14	1	15
Georgia	3	1	4
Illinois	9	—	9
Kansas	1	—	1
Kentucky	1	—	1
Louisiana	2	1	3
Maryland	4	1	5
Massachusetts	7	—	7
Michigan	4	—	4
Minnesota	2	1	3
Missouri	3	—	3
North Carolina	4	1	5
Nevada	4	2	6
New Jersey	10	1	11
New York	32	5	37
Ohio	4	1	5
Pennsylvania	5	2	7
Rhode Island	1	—	1
Tennessee	1	—	1
Texas	17	2	19
Utah	2	1	3
Virginia	4	—	4
Washington	3	—	3
Wisconsin	2	—	2
Domestic	183	22	205
Bahrain	—	2	2
China (Mainland)	—	7	7
Hong Kong	—	6	6

Shake Shack Inc. Form 10-K | 47

Japan	—	12	12
South Korea	—	14	14
Kuwait	—	11	11
Mexico	—	4	4
Oman	—	2	2
Philippines	—	3	3
Qatar	—	4	4
Saudi Arabia	—	7	7
Singapore	—	5	5
Turkey	—	4	4
United Arab Emirates	—	13	13
United Kingdom	—	12	12
INTERNATIONAL	—	106	106
SYSTEM-WIDE	183	128	311

Item 3. Legal Proceedings
We are subject to various legal proceedings, claims and liabilities, such as employment-related claims and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance. As of December 30, 2020, we do not expect the amount of ultimate liability with respect to these matters to be material to the Company's financial condition, results of operations or cash flows.
Item 4. Mine Safety Disclosures.
Not applicable.

Shake Shack Inc. Form 10-K | 48

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
MARKET INFORMATION

Our Class A common stock is traded on the New York Stock Exchange under the symbol "SHAK."
Our Class B common stock is not listed nor traded on any stock exchange.
HOLDERS OF RECORD

As of February 17, 2021, there were 86 shareholders of record of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or "street name" accounts through brokers. As of February 17, 2021, there were 20 shareholders of record of our Class B common stock.
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

Shake Shack Inc. Form 10-K | 49

STOCK PERFORMANCE GRAPH

The following graph and table illustrate the total return from December 30, 2015 through December 30, 2020 for (i) our Class A common stock, (ii) the Standard and Poor's 500 Index, and (iii) the Standard and Poor’s 600 Restaurants Index, assuming an investment of $100 on December 30, 2015 including the reinvestment of dividends.
Comparison of 5 Year Cumulative Total Return

	12/30/2015	12/28/2016	12/27/2017	12/26/2018	12/25/2019	12/30/2020
Shake Shack Inc.	$100.00	$92.17	$110.96	$108.13	$150.02	$212.36
S&P 500 Index	100.00	111.96	136.40	130.42	171.49	203.04
S&P 600 Restaurants Index	100.00	109.06	101.28	97.60	102.23	103.92

Shake Shack Inc. Form 10-K | 50

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

(dollar amounts in thousands, except per share amounts)	2020 [1]	2019	2018	2017	2016
Selected statement of income data:
Shack sales	$506,339	$574,625	$445,589	$346,388	$259,350
Licensing revenue(2)	16,528	19,894	13,721	12,422	9,125
Shack-level operating expenses	434,961	446,607	332,683	254,079	186,058
General and administrative expenses	64,250	65,649	52,720	39,003	30,556
Pre-opening costs	8,580	14,834	12,279	9,603	9,520
Operating income (loss)	(43,876)	25,685	31,711	33,813	27,805
Net income (loss)	(45,534)	24,128	21,948	8,884	22,146
Net income (loss) attributable to Shake Shack Inc.	(42,158)	19,827	15,179	(320)	12,446

Per share data:
Earnings (loss) per share—basic	$(1.14)	$0.63	$0.54	$(0.01)	$0.54
Earnings (loss) per share—diluted	$(1.14)	$0.61	$0.52	$(0.01)	$0.53

Selected balance sheet data (at period end):
Cash and cash equivalents	$146,873	$37,099	$24,750	$21,507	$11,607
Short-term marketable securities	36,887	36,508	62,113	63,036	62,040
Total current assets	203,186	87,675	101,119	93,199	83,944
Total assets	1,145,348	968,268	610,532	470,606	538,194
Total current liabilities	109,705	99,392	59,948	34,024	31,716
Total debt	—	—	20,846	14,518	2,007
Total liabilities	710,855	646,283	337,077	246,127	336,841
Total equity	434,493	321,985	273,455	224,479	201,353

Selected cash flow data:
Net cash provided by operating activities	$37,350	$89,857	$85,395	$70,878	$54,285
Net cash used in investing activities	(69,397)	(80,686)	(86,604)	(61,943)	(114,761)
Net cash provided by financing activities	141,821	3,178	4,452	965	1,234

Shake Shack Inc. Form 10-K | 51

(dollar amounts in thousands)	2020 [1]	2019	2018	2017	2016
Selected operating data:
Shack system-wide sales(3)	$778,861	$895,288	$671,926	$532,137	$402,791
Same-Shack sales %(4)	(27.8)%	1.3%	1.0%	(1.2)%	4.2%
Shacks in the comparable base	114	85	61	43	29
Average weekly sales(5):
Domestic Company-operated	$58	$79	$84	$88	$96
Average unit volumes(6):
Domestic Company-operated	$3,020	$4,090	$4,390	$4,598	$4,981
International licensed	$2,766	$3,367	$3,047	$3,176	$3,334
Shack-level operating profit(7)	$71,378	$128,018	$112,906	$92,309	$73,292
Shack-level operating profit margin(7)	14.1%	22.3%	25.3%	26.6%	28.3%
Adjusted EBITDA(8)	$22,739	$81,840	$73,850	$64,664	$50,234
Adjusted EBITDA margin(8)	4.3%	13.8%	16.1%	18.0%	18.7%
Shack counts (at end of period):
System-wide	311	275	208	159	114
Domestic Company-operated	183	163	124	90	64
Domestic licensed	22	22	12	10	7
International licensed	106	90	72	59	43
(1)    We operate on a 52/53 week fiscal year that ends on the last Wednesday of the calendar year. Fiscal year 2020 was a 53-week year with the extra operating week (the " 53rd week ") falling in our fiscal fourth quarter. Fiscal 2019, fiscal 2018, fiscal 2017 and fiscal 2016 each contained 52 weeks.
(2)    On December 28, 2017 we adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). Results for reporting periods beginning on or after December 28, 2017 are presented under Accounting Standards Codification Topic 606 ("ASC 606"). Prior period amounts were not revised and continue to be reported in accordance with Accounting Standards Codification Topic 605 ("ASC 605"), the accounting standard then in effect. See Note 3, Revenue, to the consolidated financial statements for more information.
(3)    Shack system-wide sales is an operating measure and consists of sales from our domestic Company-operated Shacks, domestic licensed Shacks and our international licensed Shacks. We do not recognize the sales from our licensed Shacks as revenue. Of these amounts, our revenue is limited to Shack sales from domestic Company-operated Shacks and licensing revenue based on a percentage of sales from domestic and international licensed Shacks, as well as certain up-front fees such as territory and opening fees.
(4)    Same-Shack sales % reflects the change in year-over-year Shack sales for domestic Company-operated Shacks open for 24 full fiscal months or longer. Fiscal 2020 excludes the impact of the 53rd week. For fiscal 2020, same-Shack sales compares the 52 weeks from December 26, 2019 through December 23, 2020 to the 52 weeks from December 27, 2018 through December 25, 2019. In order to compare like-for-like periods for fiscal 2021, same-Shack sales will compare the 52 weeks from December 31, 2020 through December 29, 2021 to the 52 weeks from January 2, 2020 through December 30, 2020.
(5)    Average weekly sales is calculated by dividing total Shack sales by the number of operating weeks for all Shacks in operation during the period. For Shacks that are not open for the entire period, fractional adjustments are made to the number of operating weeks used in the denominator such that it corresponds to the period of associated sales.
(6)    Average unit volumes are calculated by dividing total Shack sales by the number of Shacks open during the period. For Shacks that are not open for the entire period, fractional adjustments are made to the number of Shacks used in the denominator such that it corresponds to the period of associated sales.
(7)    See "Non-GAAP Measures—Shack-Level Operating Profit" on page 65 for additional information and a reconciliation to the most directly comparable GAAP financial measure.
(8)    See "Non-GAAP Measures—EBITDA and Adjusted EBITDA" on page 66 for additional information and a reconciliation to the most directly comparable GAAP financial measure.

Shake Shack Inc. Form 10-K | 52

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
All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Form 10-K in the context of the risks and uncertainties disclosed in Part I, Item 1A of this Form 10-K under the heading "Risk Factors" and in this Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".
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

Shake Shack Inc. Form 10-K | 53

OVERVIEW

Shake Shack is a modern day "roadside" burger stand serving a classic American menu of premium burgers, chicken sandwiches, hot dogs, crinkle cut fries, shakes, frozen custard, beer and wine. Our fine dining heritage and commitment to community building, hospitality and the sourcing of premium ingredients is what we call "fine casual." Fine casual couples the ease, value and convenience of fast casual concepts with the high standards of excellence grounded in our fine dining heritage — thoughtful ingredient sourcing and preparation, hospitality and quality.
Our mission is to Stand For Something Good in all aspects of our business, including the exceptional team we hire and train, the premium ingredients making up our menu, our community engagement and the design of our Shacks. Stand For Something Good is a call to action for all of our stakeholders — our team, guests, communities, suppliers and investors — and we actively invite them all to share in this philosophy with us. This commitment drives our integration into the local communities in which we operate and fosters a deep and lasting connection with our guests.
Recent Development and Trends
We experienced steady recovery in the business during the fourth quarter of 2020, all while continuing to support our Shack teams, our guests and the communities in which we operate during the COVID-19 global pandemic. COVID-19 was officially declared a global pandemic by the World Health Organization in March 2020. The virus has impacted all global economies, and particularly in the United States, it has resulted in varying levels of restrictions and shutdowns implemented by national, state, and local authorities. In response to the outbreak, in March 2020, we closed all dining rooms and temporarily shifted to a “to-go” only operating model in all of our domestic Company-operated Shacks. With a prioritization on health and safety, we have steadily re-opened Shacks, where permitted, under modified operations to meet public health guidelines and evolving customer behaviors and expectations.
Same-Shack sales improved across all regions on a sequential basis in the fourth quarter 2020 when compared to the third quarter 2020, with performance driven by increases in in-Shack dining in both urban and suburban Shacks, combined with high levels of digital sales. Most notably, same-Shack sales improved sequentially in each of the last nine months of fiscal 2020, and through fiscal January 2021. During the fourth quarter of fiscal 2020, same-Shack sales were down 17.4% compared to the same period last year, with urban Shacks down 31% and suburban Shacks approximately flat compared to the same period last year. Similar to prior years, in mid-December we increased menu prices approximately 2% on average across all Company-operated Shacks.
Our fourth quarter 2020 same-Shack sales reflect sequential improvement from the prior quarter, during which same-Shack sales were down 31.7%, with urban Shacks down 43% and suburban Shacks down 16%. Subsequent to the fourth quarter of 2020, in fiscal January 2021, same-Shack sales were down 5%, with urban Shacks down 17% and suburban Shacks up 8% compared to the same period last year. In the beginning of fiscal February 2021, trends were impacted by cold weather and snowstorms across many parts of the country, causing more than 130 full or partial lost operating days from Shack closures. Through the first three weeks of fiscal February 2021, same-Shack sales were down 16%, with urban Shacks down 27% and suburban Shacks down 4% compared to the same period last year. As expected, urban locations are still acutely impacted by the pandemic and suburban locations are recovering to pre-COVID sales levels quicker. New York City, particularly Manhattan, continues to lag other regions and we expect this to be an ongoing trend until offices return and business and tourism traffic fully recovers.
Two domestic Company-operated Shacks were temporarily closed as of the end of the fourth quarter 2020. Furthermore, as of the end of the fourth quarter 2020, approximately half of our domestic Company-operated Shacks had open dining rooms with varying capacity restrictions, with the majority of Shacks also utilizing outdoor patio space, whenever possible.
During the fourth quarter of 2020, total digital sales, including orders placed on the Shake Shack app, website and third party delivery platforms, represented 59% of total Shack sales, with this trend continuing through the start of fiscal 2021, with digital sales mix at 64% in fiscal January 2021 and 63% during the first three weeks of fiscal February 2021. In fiscal 2021, through the first three weeks of fiscal February 2021, Company-owned app and web sales increased approximately 300% compared to the same period in the prior year. Furthermore, we added over 2 million first-time purchasers to our Company-owned app and web channels between mid-March 2020 and the end of fiscal January 2021.

Shake Shack Inc. Form 10-K | 54

The following table presents fiscal monthly information about our current trends in Shack sales.

	Fiscal 2020										Fiscal 2021
	First Quarter	Second Quarter			Third Quarter			Fourth Quarter			First Quarter
(dollar amounts in thousands)	Mar 25	Apr 22	May 20	Jun 24	Jul 22	Aug 19	Sep 23	Oct 21	Nov 18	Dec 30(1)	Jan 27	Feb 17(2)
Average weekly sales(3)	$56	$32	$50	$52	$56	$59	$61	$62	$62	$62	$63	$60
Total year-over-year sales growth (decline)	(11)%	(56)%	(32)%	(32)%	(23)%	(20)%	(10)%	(5)%	(3)%	18%	(6)%	(2)%
Same-Shack sales %(4)	(29)%	(64)%	(42)%	(42)%	(39)%	(34)%	(23)%	(21)%	(17)%	(15)%	(5)%	(16)%
(1)    When excluding the impact of the 53rd week, total year-over-year sales were down 1%.
(2)    Represents the first three weeks of fiscal February 2021.
(3)    Average weekly sales is calculated by dividing total Shack sales by the number of operating weeks for all Shacks in operation during the period. For Shacks that are not open for the entire period, fractional adjustments are made to the number of operating weeks open such that it corresponds to the period of associated sales.
(4)    "Same-Shack sales" or “SSS” represents Shack sales for the comparable Shack base, which is defined as the number of domestic Company-operated Shacks open for 24 full fiscal months or longer. For days that Shacks were temporarily closed, the comparative 2019 period was also adjusted. For fiscal December, same-Shack sales excludes the impact of the sixth week and compares the five weeks from November 19, 2020 through December 23, 2020 to the five weeks from November 21, 2019 through December 25, 2019.
Average weekly sales were $62,000 in the fourth quarter 2020, a 6.9% increase compared to the third quarter 2020. This improvement is in addition to typically lower seasonal average weekly sales during the fourth quarter of any given year, and it continued through fiscal January 2021 with average weekly sales of $63,000. During the first three weeks of fiscal February 2021 average weekly sales were $60,000, reflecting the impact of cold weather and snowstorms, which affected nearly all regions.
Our licensed business has shown overall steady recovery, as noted herein, however the business does continue to be impacted by the pandemic. Our domestic licensed business still faces significant headwinds, with airport and stadium Shacks still either closed or at significantly reduced traffic. As of the end of fiscal 2020, 17 licensed Shacks remained temporarily closed. Furthermore, approximately half of our UK Shacks were closed as of the end of fiscal 2020, as the government maintained lockdowns to control the virus spread. The following table presents fiscal monthly information about our licensed sales trends.

	Fiscal 2020										Fiscal 2021
	First Quarter	Second Quarter			Third Quarter			Fourth Quarter			First Quarter
(dollar amounts in millions)	Mar 25	Apr 22	May 20	Jun 24	Jul 22	Aug 19	Sep 23	Oct 21	Nov 18	Dec 30(1)	Jan 27	Feb 17(2)
Weekly licensed sales(3)	$4.6	$2.0	$2.4	$3.5	$4.6	$5.4	$5.7	$5.9	$5.9	$6.4	$5.6	$6.0
Total year-over-year licensed sales growth (decline)	13%	(65)%	(58)%	(47)%	(32)%	(23)%	(9)%	(10)%	(10)%	4%	(27)%	(7)%
Number of open licensed Shacks	96	56	59	91	98	104	105	107	106	106	107	108
(1)    When excluding the impact of the 53rd week, total year-over-year licensed sales were down 15%.
(2)    Represents the first three weeks of fiscal February 2021.
(3)    Weekly licensed sales is an operating measure and consists of sales from domestic licensed Shacks and international licensed Shacks. We do not recognize the sales from licensed Shacks as revenue. Of these amounts, revenue is limited to licensing revenue based on a percentage of sales from domestic and international licensed Shacks, as well as certain up-front fees such as territory fees and opening fees.

Shake Shack Inc. Form 10-K | 55

Development Highlights
During fiscal 2020, we opened 20 new domestic Company-operated Shacks and 16 net new licensed Shacks. During fiscal 2021, we expect to open between 35 to 40 new domestic Company-operated Shacks and 15 to 20 new licensed Shacks. Below are Shacks opened during the fourth quarter of 2020.

Location	Type	Opening Date
Singapore — Suntec City	International Licensed	September 30
Murray, UT — Fashion Place	Domestic Company-Operated	October 1
Madison, WI — Hilldale Center	Domestic Company-Operated	October 5
Abu Dhabi, UAE — Dalma Mall	International Licensed	October 5
Pasadena, CA — Pasadena	Domestic Company-Operated	October 12
White Plains, NY — The Westchester	Domestic Company-Operated	October 26
Makati, Philippines — Greenbelt, Legazpi Village	International Licensed	October 29
Mexico City, Mexico — Terraza Coapa	International Licensed	November 5
Houston, TX — The Woodlands	Domestic Company-Operated	November 19
South Korea — Daejeon Dunsan	International Licensed	November 20
VivoCity, Singapore — VivoCity	International Licensed	December 1
Oakland, CA — Oakland	Domestic Company-Operated	December 8
Denver, CO — Cherry Creek	Domestic Company-Operated	December 10
Edgewater, CO — Edgewater	Domestic Company-Operated	December 19
Beijing China — Xidan	International Licensed	December 21
Liquidity Update
In March 2020, we drew down the full $50.0 million available under the Revolving Credit Facility, of which the full amount was repaid, plus interest, in fiscal June 2020. In fiscal April 2020, we raised $135.9 million of proceeds, net of underwriting discounts and commissions, from the sale of 3,416,070 shares of our Class A common stock in an underwritten offering, and $9.8 million of proceeds, net of commissions, from the sale of 233,467 shares of our Class A common stock pursuant to an "at-the-market" equity offering program. See “Liquidity and Capital Resources” for more information.
Financial Highlights for Fiscal 2020
•Total revenue for the fiscal year ended December 30, 2020 decreased 12.1% to $522.9 million versus the prior year. This decrease is inclusive of the favorable impact of the 53rd week in the fourth quarter 2020, which resulted in incremental revenue of $11.1 million. Excluding the 53rd week, total revenue in fiscal year 2020 decreased 13.9%.
•Shack sales for the fiscal year ended December 30, 2020 decreased 11.9% to $506.3 million versus the prior year. This decrease is inclusive of the favorable impact of the 53rd week in the fourth quarter 2020, which resulted in incremental Shack sales of $10.7 million. Excluding the 53rd week, Shack sales in fiscal year 2020 decreased 13.7%.
•Same-Shack sales1 decreased 27.8%, for the fiscal year ended December 30, 2020 versus the prior year.
•Licensed revenue for the fiscal year ended December 30, 2020 decreased 16.9% to $16.5 million versus the prior year. This decrease is inclusive of the favorable impact of the 53rd week in the fourth quarter 2020, which resulted in incremental licensed revenue of $0.4 million. Excluding the 53rd week, licensed revenue in fiscal year 2020 decreased 18.9%.
•Shack system-wide sales decreased 13.0% to $778.9 million, versus the prior year. This decrease is inclusive of the favorable impact of the 53rd week in the fourth quarter 2020, which resulted in incremental Shack system-wide sales of $17.7 million. Excluding the 53rd week, Shack system-wide sales in the fiscal year 2020 decreased 15.0%.
•Operating loss for the fiscal year ended December 30, 2020 was $43.9 million compared to operating income of $25.7 million versus the same period last year. This operating loss includes a non-cash impairment charge of $7.6 million related to two Shacks and the expansion space of the Company's home office.
•Shack-level operating profit2, a non-GAAP measure, decreased 44.2% to $71.4 million, or 14.1% of Shack sales in fiscal year 2020, inclusive of a $0.9 million reduction in Occupancy and related expenses due to the closure of our Shack in Penn Station.
•Net loss was $45.5 million and adjusted EBITDA2, a non-GAAP measure, was $22.7 million in fiscal year 2020, compared to net income of $24.1 million and adjusted EBITDA of $81.8 million in the same period last year.

Shake Shack Inc. Form 10-K | 56

•Net loss attributable to Shake Shack Inc was $42.2 million and adjusted pro forma net loss2, a non-GAAP measure, was $22.3 million, or a loss of $0.56 per fully exchanged and diluted share in fiscal year 2020, compared to net income attributable to Shake Shack Inc. of $19.8 million, adjusted pro forma net income of $27.4 million, or $0.72 per fully exchanged and diluted share, in the same period last year.
•We opened 36 net system-wide Shacks, comprised of 20 domestic company-operated Shacks and 16 net licensed Shacks. In the fourth quarter 2020, we were notified by our landlord of the early termination of our lease at Penn Station, NY. The termination was due to the landlord’s plans to redevelop the Long Island Rail Road Concourse following the successful completion of the East End Gateway and opening of the Moynihan Train Hall. This closure is effective as of fiscal February 2021.

(1)    Fiscal 2020 excludes the impact of the 53rd week. Same-Shack sales compares the 52 weeks from December 26, 2019 through December 23, 2020 to the 52 weeks from December 27, 2018 through December 25, 2019. In order to compare like-for-like periods for fiscal 2021, same-Shack sales will compare the 52 weeks from December 31, 2020 through December 29, 2021 to the 52 weeks from January 2, 2020 through December 30, 2020.
(2)    This represents a non-GAAP measure. Reconciliations to the most directly comparable financial measures presented in accordance with GAAP are set forth in the schedules within “Non-GAAP Financial Measures,” herein. See “Non-GAAP Financial Measures.”

Shake Shack Inc. Form 10-K | 57

RESULTS OF OPERATIONS

The following table summarizes our results of operations for fiscal 2020 and fiscal 2019:

(dollar amounts in thousands)	2020 (1)		2019
Shack sales	$506,339	96.8%	$574,625	96.7%
Licensing revenue	16,528	3.2%	19,894	3.3%
TOTAL REVENUE	522,867	100.0%	594,519	100.0%
Shack-level operating expenses(2):
Food and paper costs	153,335	30.3%	168,176	29.3%
Labor and related expenses	156,814	31.0%	160,811	28.0%
Other operating expenses	73,220	14.5%	69,169	12.0%
Occupancy and related expenses	51,592	10.2%	48,451	8.4%
General and administrative expenses	64,250	12.3%	65,649	11.0%
Depreciation expense	48,801	9.3%	40,392	6.8%
Pre-opening costs	8,580	1.6%	14,834	2.5%
Impairment and loss on disposal of assets	10,151	1.9%	1,352	0.2%
TOTAL EXPENSES	566,743	108.4%	568,834	95.7%
OPERATING INCOME (LOSS)	(43,876)	(8.4)%	25,685	4.3%
Other income (expense), net	(786)	(0.2)%	2,263	0.4%
Interest expense	(815)	(0.2)%	(434)	(0.1)%
INCOME (LOSS) BEFORE INCOME TAXES	(45,477)	(8.7)%	27,514	4.6%
Income tax expense	57	—%	3,386	0.6%
NET INCOME (LOSS)	(45,534)	(8.7)%	24,128	4.1%
Less: net income (loss) attributable to non-controlling interests	(3,376)	(0.6)%	4,301	0.7%
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$(42,158)	(8.1)%	$19,827	3.3%
(1)    We operate on a 52/53 week fiscal year that ends on the last Wednesday of the calendar year. Fiscal year 2020 was a 53-week year with the extra operating week (the " 53rd week ") falling in our fiscal fourth quarter. Fiscal 2019 contained 52 weeks.
(2) As a percentage of Shack sales.

Shake Shack Inc. Form 10-K | 58

Shack Sales
Shack sales represent the aggregate sales of food, beverages and Shake Shack branded merchandise at our domestic Company-operated Shacks. Shack sales in any period are directly influenced by the number of operating weeks in such period, the number of open Shacks and same-Shack sales. Same-Shack sales means, for any reporting period, sales performance at our Company-operated domestic Shacks that have been open for at least 24 months.

(dollar amounts in thousands)	2020	2019
Shack sales	$506,339	$574,625
Percentage of total revenue	96.8%	96.7%
Dollar change compared to prior year	$(68,286)
Percentage change compared to prior year	(11.9)%
Shack Sales for the fiscal year ended December 30, 2020 decreased 11.9% to $506.3 million versus the prior year. This decrease is inclusive of the favorable impact of the 53rd week in the fourth quarter 2020, which resulted in incremental Shack sales of $10.7 million. Excluding the 53rd week, Shack sales in fiscal year 2020 decreased 13.7%. The decrease in Shack sales for fiscal 2020 was primarily due a decline in same-Shack sales due to the impact from the COVID-19 pandemic, partially offset by the opening of 20 new domestic Company-operated Shacks during fiscal 2020.
Same-Shack sales improved across all regions on a sequential basis when compared to the third quarter, with performance driven by increases in in-Shack dining in both urban and suburban Shacks, combined with a high retention of digital sales. Most notably, same-Shack sales have improved sequentially over each of the last nine months of fiscal 2020. For fiscal 2020, same-Shack sales were down 27.8%, primarily driven by a 36.9% decrease in guest traffic partially offset by an increase in price mix of 9.1%. This increase in price mix was driven by an increase in average check, primarily from a higher digital sales mix combined with an overall increase in check, due to higher number of items per order since the start of the pandemic. For the purpose of calculating same-Shack sales growth for fiscal 2020, Shack sales for 114 Shacks were included in the comparable Shack base at the end of fiscal 2020.
Licensing Revenue
Licensing revenue is comprised of license fees, opening fees for certain licensed Shacks and territory fees. License fees are calculated as a percentage of sales and territory fees are payments for the exclusive right to develop Shacks in a specific geographic area.

(dollar amounts in thousands)	2020	2019
Licensing revenue	$16,528	$19,894
Percentage of total revenue	3.2%	3.3%
Dollar change compared to prior year	$(3,366)
Percentage change compared to prior year	(16.9)%
Licensed revenue for the fiscal year ended December 30, 2020 decreased 16.9% to $16.5 million versus the prior year. This decrease is inclusive of the favorable impact of the 53rd week in the fourth quarter 2020, which resulted in incremental licensed revenue of $0.4 million. Excluding the 53rd week, licensed revenue in fiscal year 2020 decreased 18.9%. The decrease in licensing revenue for fiscal 2020 was primarily due to reduced sales related to the COVID-19 pandemic, partially offset by a net increase of 16 Shacks opened during fiscal 2020. Our licensed business has shown gradual improvement, however the business continues to be impacted by the pandemic. Our domestic licensed business still faces significant headwinds, with airport and stadium Shacks still either closed or operating at significantly reduced traffic. As of the end of fiscal 2020, 17 licensed Shacks remained temporarily closed. Furthermore, approximately half of the UK Shacks were closed as of the end of fiscal 2020, as the government maintained lockdowns to control the virus spread.

Shake Shack Inc. Form 10-K | 59

Food and Paper Costs
Food and paper costs include the direct costs associated with food, beverage and packaging of our menu items. The components of food and paper costs are variable by nature, changing with sales volume, and are impacted by menu mix and fluctuations in commodity costs, as well as geographic scale and proximity.

(dollar amounts in thousands)	2020	2019
Food and paper costs	$153,335	$168,176
Percentage of Shack sales	30.3%	29.3%
Dollar change compared to prior year	$(14,841)
Percentage change compared to prior year	(8.8)%
The decrease in Food and paper costs for fiscal 2020 was primarily due to a decline in sales volume related to the COVID-19 pandemic, partially offset by the opening of 20 new domestic Company-operated Shacks during fiscal 2020.
As a percentage of Shack sales, the increase in Food and paper costs for fiscal 2020 was primarily due to higher paper and packaging costs, with all orders packaged as 'to go' orders since the start of the pandemic, and significant inflation in beef prices, partially offset by lower chicken costs. For a large part of the second quarter of fiscal 2020, we experienced significant inflation in beef, with costs nearly double that of last year for most of June. Beef prices returned to more normalized levels in the third quarter of fiscal 2020.
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

(dollar amounts in thousands)	2020	2019
Labor and related expenses	$156,814	$160,811
Percentage of Shack sales	31.0%	28.0%
Dollar change compared to prior year	$(3,997)
Percentage change compared to prior year	(2.5)%
The decrease in labor and related expenses for fiscal 2020 was primarily due to reductions in staffing expenses across all Shacks associated with the impact of COVID-19. These decreases were partially offset by the opening of 20 new domestic Company-operated Shacks during fiscal 2020, and a number of incremental payroll costs to support our Shack employees. These incremental payroll costs were related to a temporary 10% premium pay raise to hourly employees through the end of August, guaranteed bonuses for Shack teams, and payments related to scheduling changes for hourly team members as teams navigated the challenging operating conditions caused by COVID-19. This investment in our teams had an incremental impact of close to $6 million on our results of operations during fiscal 2020.
As a percentage of Shack sales, the increase in labor and related expenses for fiscal 2020 was primarily due to sales deleverage associated with the impact of COVID-19 and, to a lesser extent, increases in bonuses and starting wages, partially offset by the reduction of labor hours.

Shake Shack Inc. Form 10-K | 60

Other Operating Expenses
Other operating expenses consist of Shack-level marketing expenses, repairs and maintenance, utilities and other operating expenses incidental to operating our domestic Company-operated Shacks, such as non-perishable supplies, credit card fees and property insurance.

(dollar amounts in thousands)	2020	2019
Other operating expenses	$73,220	$69,169
Percentage of Shack sales	14.5%	12.0%
Dollar change compared to prior year	$4,051
Percentage change compared to prior year	5.9%
The increase in other operating expenses for fiscal 2020 was primarily due to higher delivery expense as a result of digital growth, as well as the opening of 20 new domestic Company-operated Shacks during fiscal 2020, partially offset by a reduction in expenses in our Shacks, including reduced maintenance expenses, as well as a reduction in credit card fees and other related expenses.
As a percentage of Shack sales, the increase in other operating expenses for fiscal 2020 was primarily due to higher delivery commissions as a result of digital growth and sales deleverage associated with the impact of COVID-19, partially offset by lower maintenance expenses.
Occupancy and Related Expenses
Occupancy and related expenses consist of Shack-level occupancy expenses (including rent, common area expenses and certain local taxes), and exclude occupancy expenses associated with unopened Shacks, which are recorded separately in Pre-opening costs.

(dollar amounts in thousands)	2020	2019
Occupancy and related expenses	$51,592	$48,451
Percentage of Shack sales	10.2%	8.4%
Dollar change compared to prior year	$3,141
Percentage change compared to prior year	6.5%
The increase in Occupancy and related expenses for fiscal 2020 was primarily due to the opening of 20 new domestic Company-operated Shacks during the fiscal year, partially offset by lower variable rent expense associated with lower revenue, as well as the impact of a $0.9 million reduction in Occupancy and related expenses related to the impairment, and closing of our Penn Station Shack. In the fourth quarter 2020, we were notified by our landlord of its early termination of our lease at Penn Station, NY due to its plans to redevelop the Long Island Rail Road Concourse following the successful completion of the East End Gateway and opening of the Moynihan Train Hall. This closure was effective as of fiscal February 2021.
As a percentage of Shack sales, the increase in Occupancy and related expenses for fiscal 2020 was primarily due to sales deleverage associated with the impact of COVID-19.
General and Administrative Expenses
General and administrative expenses consist of costs associated with corporate and administrative functions that support Shack development and operations, as well as equity-based compensation expense.

Shake Shack Inc. Form 10-K | 61

(dollar amounts in thousands)	2020	2019
General and administrative expenses	$64,250	$65,649
Percentage of total revenue	12.3%	11.0%
Dollar change compared to prior year	$(1,399)
Percentage change compared to prior year	(2.1)%
The decrease in general and administrative expenses for fiscal 2020 was primarily due to disciplined cost reduction across the majority of discretionary spend categories and reduced home office compensation expense, partially offset by increased technology expenses to support our digital initiatives.
As a percentage of total revenue, the increase in general and administrative expenses for fiscal 2020 was primarily due to sales deleverage associated with the impact of COVID-19.
Depreciation Expense
Depreciation expense consists of the depreciation of fixed assets, including leasehold improvements and equipment.

(dollar amounts in thousands)	2020	2019
Depreciation expense	$48,801	$40,392
Percentage of total revenue	9.3%	6.8%
Dollar change compared to prior year	$8,409
Percentage change compared to prior year	20.8%
The increase in depreciation expense for fiscal 2020 was primarily due to incremental depreciation of capital expenditures related to the opening of 20 new domestic Company-operated Shacks during fiscal 2020 and increased technology investments to support our digital initiatives. As a percentage of total revenue, the increase in depreciation expense for fiscal 2020 was primarily due to sales deleverage associated with the impact of COVID-19.
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

(dollar amounts in thousands)	2020	2019
Pre-opening costs	$8,580	$14,834
Percentage of total revenue	1.6%	2.5%
Dollar change compared to prior year	$(6,254)
Percentage change compared to prior year	(42.2)%
The decrease in pre-opening costs for fiscal 2020 was due to the lower number of new domestic Company-operated Shacks opened during fiscal 2020 compared to fiscal 2019.

Shake Shack Inc. Form 10-K | 62

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

(dollar amounts in thousands)	2020	2019
Impairment and loss on disposal of assets	$10,151	$1,352
Percentage of total revenue	1.9%	0.2%
Dollar change compared to prior year	$8,799
Percentage change compared to prior year	650.8%
The increase in impairment and loss on disposal of assets in fiscal 2020 was primarily due to asset impairment charges on operating lease assets and property and equipment of $7.6 million recorded during fiscal 2020, primarily relating to unused home office expansion space as well as the impairment of two Shacks — including the termination of our Penn Station Shack lease — and to a lesser extent, the number of maturing Shacks in our base.
Other Income (Expense), Net
Other income (expense), net consists of adjustments to liabilities under our tax receivable agreement, dividend income, interest income and net unrealized and realized gains and losses from the sale of marketable securities.

(dollar amounts in thousands)	2020	2019
Other income (expense), net	$(786)	$2,263
Percentage of total revenue	(0.2)%	0.4%
Dollar change compared to prior year	$(3,049)
Percentage change compared to prior year	(134.7)%
The decrease in other income (expense), net for fiscal 2020 was primarily due to a decrease in dividend income, the absence of other income related to the adjustment of liabilities under the Tax Receivable Agreement in fiscal 2019, as well as unrealized losses related to our investments in marketable securities.
Interest Expense
Interest expense primarily consists of interest and fees on our Revolving Credit Facility, imputed interest related to our financing equipment leases, amortization of deferred financing costs, and interest on the current portion of our liabilities under the Tax Receivable Agreement.

(dollar amounts in thousands)	2020	2019
Interest expense	$(815)	$(434)
Percentage of total revenue	(0.2)%	(0.1)%
Dollar change compared to prior year	$(381)
Percentage change compared to prior year	87.8%
The increase in interest expense for fiscal 2020 was primarily due to an increase in interest and fees associated with our Revolving Credit Facility in the current fiscal year.

Shake Shack Inc. Form 10-K | 63

Income Tax Expense
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

(dollar amounts in thousands)	2020	2019
Income tax expense	$57	$3,386
Percentage of total revenue	—%	0.6%
Dollar change compared to prior year	$(3,329)
Percentage change compared to prior year	(98.3)%
Our effective income tax rates for fiscal 2020 and fiscal 2019 were (0.1)% and 12.3%, respectively. The decrease in our effective income tax rate from fiscal 2019 to fiscal 2020 was primarily driven by lower tax rates for foreign and state taxes mainly in connection with lower pre-tax book income and remeasurement of deferred tax assets, partially offset by lower tax credits and an increase in valuation allowance.
Net Income (Loss) Attributable to Non-controlling Interests
We are the sole managing member of SSE Holdings and have the sole voting power in, and control the management of, SSE Holdings. Accordingly, we consolidate the financial results of SSE Holdings and report a non-controlling interest on our Consolidated Statements of Income (Loss), representing the portion of net income (loss) attributable to the other members of SSE Holdings. The Third Amended and Restated Limited Liability Company Agreement of SSE Holdings provides that holders of LLC Interests may, from time to time, require SSE Holdings to redeem all or a portion of their LLC Interests for newly-issued shares of Class A common stock on a one-for-one basis. In connection with any redemption or exchange, we will receive a corresponding number of LLC Interests, increasing our total ownership interest in SSE Holdings. The weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income to Shake Shack Inc. and the non-controlling interest holders.

(dollar amounts in thousands)	2020	2019
Net income (loss) attributable to non-controlling interests	$(3,376)	$4,301
Percentage of total revenue	(0.6)%	0.7%
Dollar change compared to prior year	$(7,677)
Percentage change compared to prior year	(178.5)%
The decrease in net income (loss) attributable to non-controlling interests for fiscal 2020 was primarily due to lower pre-tax book income resulting in a net loss during fiscal 2020, and a decrease in the non-controlling interest holders' weighted average ownership, which was 7.7% and 15.9% for fiscal 2020 and fiscal 2019, respectively.
Fiscal 2019 Compared to Fiscal 2018
The comparison of fiscal 2019 to fiscal 2018 has been omitted from this Form 10-K, but can be referenced in our Form 10-K for the fiscal year ended December 25, 2019, filed on February 24, 2020.

Shake Shack Inc. Form 10-K | 64

NON-GAAP FINANCIAL MEASURES

To supplement the consolidated financial statements, which are prepared and presented in accordance with U.S. generally accepted accounting principles (“GAAP”), we use the following non-GAAP financial measures: Shack-level operating profit, Shack-level operating profit margin, EBITDA, adjusted EBITDA, adjusted EBITDA margin, adjusted pro forma net income (loss), adjusted pro forma earnings (loss) per fully exchanged and diluted share and adjusted pro forma effective tax rate (collectively the "non-GAAP financial measures").
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

Shake Shack Inc. Form 10-K | 65

(dollar amounts in thousands)	2020 (1)	2019	2018	2017	2016
Operating income (loss)(2)	$(43,876)	$25,685	$31,711	$33,813	$27,805
Less:
Licensing revenue	16,528	19,894	13,721	12,422	9,125
Add:
General and administrative expenses	64,250	65,649	52,720	39,003	30,556
Depreciation expense	48,801	40,392	29,000	21,704	14,502
Pre-opening costs	8,580	14,834	12,279	9,603	9,520
Impairment and loss on disposal of assets(3)	10,151	1,352	917	608	34
Shack-level operating profit	$71,378	$128,018	$112,906	$92,309	$73,292

Total revenue	$522,867	$594,519	$459,310	$358,810	$268,475
Less: Licensing revenue	16,528	19,894	13,721	12,422	9,125
Shack sales	$506,339	$574,625	$445,589	$346,388	$259,350

Shack-level operating profit margin(4)	14.1%	22.3%	25.3%	26.6%	28.3%
(1)    We operate on a 52/53 week fiscal year that ends on the last Wednesday of the calendar year. Fiscal year 2020 was a 53-week year with the extra operating week (the " 53rd week ") falling in our fiscal fourth quarter 2020. Fiscal 2019, fiscal 2018, fiscal 2017 and fiscal 2016 each contained 52 weeks.
(2)    For fiscal 2020, Operating income (loss) included a $0.9 million reduction in Occupancy and related expenses due to the closure of our Shack in Penn Station.
(3)    For fiscal year 2020, this amount includes a non-cash impairment charge of $7.6 million related to two Shacks and our home office.
(4)    As a percentage of Shack sales.
EBITDA and Adjusted EBITDA
EBITDA is defined as Net income (loss) before Interest expense (net of interest income), Income tax expense (benefit) and Depreciation and amortization expense. Adjusted EBITDA is defined as EBITDA (as defined above) excluding equity-based compensation expense, deferred lease costs, Impairment and loss on disposal of assets, amortization of cloud-based software implementation costs, as well as certain non-recurring items that we don't believe directly reflect our core operations and may not be indicative of our recurring business operations.
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

Shake Shack Inc. Form 10-K | 66

(in thousands)	2020 (1)	2019	2018	2017	2016
Net income (loss)	$(45,534)	$24,128	$21,948	$8,884	$22,146
Depreciation expense	48,801	40,392	29,000	21,704	14,502
Interest expense, net	815	434	2,407	1,565	285
Income tax expense	57	3,386	8,862	151,409	6,350
EBITDA	4,139	68,340	62,217	183,562	43,283

Equity-based compensation	5,560	7,600	6,067	5,623	5,354
Amortization of cloud-based software implementation costs(2)	1,444	312	—	—	—
Deferred lease costs(3)	92	2,608	876	983	2,251
Impairment and loss on disposal of assets(4)	10,151	1,352	917	608	34
Other (income) loss related to adjustment of liabilities under tax receivable agreement	1,147	(808)	(78)	(1,362)	(688)
Other income related to adjustment of liabilities under tax receivable agreement resulting from the enactment of the TCJA	—	—	—	(125,859)	—
Executive transition costs(5)	150	126	340	664	—
Project Concrete(6)	(229)	2,111	1,292	181	—
Costs related to relocation of home office(7)	—	—	1,019	264	—
Hong Kong office(8)	—	199	—	—	—
Legal Settlement(9)	—	—	1,200	—	—
Other(10)	285	—	—	—	—
ADJUSTED EBITDA	22,739	$81,840	$73,850	$64,664	$50,234

Adjusted EBITDA margin(11)	4.3%	13.8%	16.1%	18.0%	18.7%
(1)    We operate on a 52/53 week fiscal year that ends on the last Wednesday of the calendar year. Fiscal year 2020 was a 53-week year with the extra operating week (the " 53rd week ") falling in our fiscal fourth quarter 2020. Fiscal 2019, fiscal 2018, fiscal 2017 and fiscal 2016 each contained 52 weeks.
(2)    Represents amortization of capitalized implementation costs related to cloud-based software arrangements that are included within General and administrative expenses.
(3)    Reflects the extent to which lease expense is greater than or less than contractual fixed base rent. As a result of adoption of the new lease accounting standard on December 27, 2018, these lease costs may also include certain additional lease components, such as common area maintenance costs and property taxes, that were previously not included in lease expense for prior periods. For fiscal 2020, this amount included a $0.9 million reduction in Occupancy and related expenses due to the closing of our Shack in Penn Station.
(4)    For fiscal year 2020, this amount includes a non-cash impairment charge of $7.6 million related to two Shacks and our home office.
(5)    Represents fees paid in connection with the search and hiring of certain executive and key management positions.
(6)    Represents consulting and advisory fees related to our enterprise-wide system upgrade initiative called Project Concrete.
(7)    Represents costs incurred in connection with our relocation to a new home office.
(8)    Represents costs associated with establishing our first international office in Hong Kong.
(9)    Expense incurred to establish an accrual related to the settlement of a legal matter.
(10)    Represents incremental expenses incurred related to an inventory adjustment and certain employee-related expenses.
(11)    Calculated as a percentage of total revenue, which was $522.9 million, $594.5 million, $459.3 million, $358.8 million, and $268.5 million for fiscal 2020, fiscal 2019, fiscal 2018, fiscal 2017, and fiscal 2016, respectively.

Shake Shack Inc. Form 10-K | 67

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
How These Measures Are Useful
When used in conjunction with GAAP financial measures, adjusted pro forma net income (loss) and adjusted pro forma earnings (loss) per fully exchanged and diluted share are supplemental measures of operating performance that we believe are useful measures to evaluate our performance period over period and relative to our competitors. By assuming the full exchange of all outstanding LLC Interests, we believe these measures facilitate comparisons with other companies that have different organizational and tax structures, as well as comparisons period over period because it eliminates the effect of any changes in net income (loss) attributable to Shake Shack Inc. driven by increases in our ownership of SSE Holdings, which are unrelated to our operating performance, and excludes items that are non-recurring or may not be indicative of our ongoing operating performance.
Limitations of the Usefulness of These Measures
Adjusted pro forma net income (loss) and adjusted pro forma earnings (loss) per fully exchanged and diluted share may differ from similarly titled measures used by other companies due to different methods of calculation. Presentation of adjusted pro forma net income (loss) and adjusted pro forma earnings (loss) per fully exchanged and diluted share should not be considered alternatives to net income (loss) and earnings (loss) per share, as determined under GAAP. While these measures are useful in evaluating our performance, they do not account for the earnings attributable to the non-controlling interest holders and therefore do not provide a complete understanding of the net income (loss) attributable to Shake Shack Inc. Adjusted pro forma net income (loss) and adjusted pro forma earnings (loss) per fully exchanged and diluted share should be evaluated in conjunction with our GAAP financial results. A reconciliation of adjusted pro forma net income (loss) to net income (loss) attributable to Shake Shack Inc., the most directly comparable GAAP measure, and the computation of adjusted pro forma earnings (loss) per fully exchanged and diluted share are set forth below.

Shake Shack Inc. Form 10-K | 68

(in thousands, except per share amounts)	2020 (1)	2019	2018	2017	2016
Numerator:
Net income (loss) attributable to Shake Shack Inc.	$(42,158)	$19,827	$15,179	$(320)	$12,446
Adjustments:
Reallocation of net income (loss) attributable to non-controlling interests from the assumed exchange of LLC Interests(2)	$(3,376)	4,301	6,769	9,204	9,700
Executive transition costs(3)	150	126	340	664	—
Project Concrete(4)	(229)	2,111	1,292	181	—
Costs related to relocation of home office(5)	—	—	1,019	264	—
Other (income) loss related to the adjustment of liabilities under tax receivable agreement	1,147	(808)	(78)	(1,362)	(688)
Other income related to the remeasurement of liabilities under tax receivable agreement resulting from the enactment of the TCJA	—	—	—	(125,859)	—
Remeasurement of deferred tax assets	—	—	3,794	138,636	(1,526)
Hong Kong office(6)	—	199	—	—	—
Legal settlement(7)	—	—	1,200	—	—
Asset impairment charge(8)	7,644	—	—	—	—
Reduction in Occupancy and related expenses due to Shack closure(9)	(897)	—	—	—	—
Tax effect of change in tax basis related to the adoption of new accounting standards(10)	—	1,161	(311)	—	—
Income tax (expense) benefit(11)	15,089	446	(2,290)	(377)	(3,164)
Other(12)	285	—	—	—	—
Adjusted pro forma net income (loss)	$(22,345)	$27,363	$26,914	$21,031	$16,768
Denominator:
Weighted-average shares of Class A common stock outstanding—diluted	37,129	32,251	29,179	25,876	23,449
Adjustments:
Assumed exchange of LLC Interests for shares of Class A common stock(2)	3,096	5,921	8,663	10,773	13,360
Dilutive effect of stock options	—	—	—	555	—
Adjusted pro forma fully exchanged weighted-average shares of Class A common stock outstanding—diluted	40,225	38,172	37,842	37,204	36,809
Adjusted pro forma earnings (loss) per fully exchanged share—diluted	$(0.56)	$0.72	$0.71	$0.57	$0.46

	2020 (1)	2019	2018	2017	2016
Earnings (loss) per share of Class A common stock - diluted	$(1.14)	$0.61	$0.52	$(0.01)	$0.53
Assumed exchange of LLC Interests for shares of Class A common stock(2)	0.01	0.02	0.06	0.26	0.07
Non-GAAP adjustments(13)	0.57	0.09	0.13	0.33	(0.14)
Dilutive impact of stock options	—	—	—	(0.01)	—
Adjusted pro forma earnings (loss) per fully exchanged share—diluted	$(0.56)	$0.72	$0.71	$0.57	$0.46

(1)    We operate on a 52/53 week fiscal year that ends on the last Wednesday of the calendar year. Fiscal year 2020 was a 53-week year with the extra operating week (the " 53rd week ") falling in our fiscal fourth quarter 2020. Fiscal 2019, fiscal 2018, fiscal 2017 and fiscal 2016 each contained 52 weeks.
(2)     Assumes the exchange of all outstanding LLC Interests for shares of Class A common stock, resulting in the elimination of the non-controlling interest and recognition of the net income (loss) attributable to non-controlling interests.
(3)    Represents costs incurred in connection with our executive search, including fees paid to an executive recruiting firm.
(4)    Represents consulting and advisory fees related to our enterprise-wide system upgrade initiative called Project Concrete.
(5)    Represents costs incurred in connection with our relocation to a new home office.

Shake Shack Inc. Form 10-K | 69

(6)    Represents costs associated with establishing our first international office in Hong Kong.
(7)    Expense incurred to establish an accrual related to the settlement of a legal matter.
(8)    For fiscal year 2020, this amount includes a non-cash impairment charge of $7.6 million related to two Shacks and our home office.
(9) For fiscal year 2020, this amount included a reduction of $0.9 million in Occupancy and related expenses due to the closure of our Shack in Penn Station.
(10)    Represents the tax effect of change in tax basis related to the adoption of the new lease accounting standard in fiscal 2019 and the adoption of the new revenue recognition standard in fiscal 2018.
(11)    For fiscal 2020, fiscal 2019, fiscal 2018, fiscal 2017 and fiscal 2016, amounts represent the tax effect of the aforementioned adjustments and pro forma adjustments to reflect corporate income taxes at assumed effective tax rates of 40.2%, 6.1%, 22.2%, 38.5% and 39.7%, respectively, which include provisions for U.S. federal income taxes, certain LLC entity-level taxes and foreign withholding taxes, assuming the highest statutory rates apportioned to each applicable state, local and foreign jurisdiction.
(12) Represents incremental expenses incurred related to an inventory adjustment and certain employee-related expenses.
(13) Represents the per share impact of non-GAAP adjustments for each period. Refer to the reconciliation of Adjusted Pro Forma Net Income (Loss) above for further details.

Shake Shack Inc. Form 10-K | 70

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, short-term investments and availability under our Revolving Credit Facility. As of December 30, 2020, we maintained a cash and cash equivalents balance of $146.9 million and a short-term investments balance of $36.9 million within Marketable securities.
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
Our primary requirements for liquidity are to fund our working capital needs, operating and finance lease obligations, capital expenditures and general corporate needs. Our requirements for working capital are generally not significant because our guests pay for their food and beverage purchases in cash or on debit or credit cards at the time of the sale and we are able to sell many of our inventory items before payment is due to the supplier of such items. Our ongoing capital expenditures are principally related to opening new Shacks, existing Shack capital investments (both for remodels and maintenance), as well as investments in our digital and corporate infrastructure.
In addition, we are obligated to make payments to certain members of SSE Holdings under the Tax Receivable Agreement. As of December 30, 2020, such obligations totaled $233.0 million. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. Although the amount of any payments that must be made under the Tax Receivable Agreement may be significant, the timing of these payments will vary and will generally be limited to one payment per member per year. The amount of such payments are also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us or to SSE Holdings, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
COVID-19 Update
In response to the uncertain market conditions resulting from the COVID-19 pandemic, we have taken the following actions in fiscal 2020.
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
•In May 2020, we entered into an amendment to our Revolving Credit Facility that provides for a number of enhanced modifications to reflect the current and ongoing impact from COVID-19. In March 2020, we drew down the full $50.0 million available under the Revolving Credit Facility to enhance liquidity and financial flexibility given the uncertain market conditions created by the COVID-19 pandemic. We repaid this amount in full, plus interest, in June 2020. As of December 30, 2020, we were in compliance with all covenants.

Shake Shack Inc. Form 10-K | 71

We believe our existing cash and cash equivalents and marketable securities balances, combined with the actions we have taken in response to COVID-19, will be sufficient to fund our operating and finance lease obligations, capital expenditures, Tax Receivable Agreement obligations and working capital needs for at least the next 12 months and the foreseeable future.
Summary of Cash Flows
The following table and discussion presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities.

(in thousands)	2020 [1]	2019
Net cash provided by operating activities	$37,350	$89,857
Net cash used in investing activities	(69,397)	(80,686)
Net cash provided by financing activities	141,821	3,178
Increase in cash and cash equivalents	109,774	12,349
Cash and cash equivalents at beginning of period	37,099	24,750
Cash and cash equivalents at end of period	$146,873	$37,099
(1)    We operate on a 52/53 week fiscal year that ends on the last Wednesday of the calendar year. Fiscal year 2020 was a 53-week year with the extra operating week (the " 53rd week ") falling in our fiscal fourth quarter. Fiscal 2019 contained 52 weeks.
Operating Activities
For fiscal 2020, net cash provided by operating activities was $37.4 million compared to $89.9 million for fiscal 2019, a decrease of $52.5 million. The decrease was primarily due to a decline in net income of $69.7 million, and change in operating assets and liabilities of $11.2 million, partially offset by the impact of non-cash charges of $28.4 million.
The $11.2 million change in our operating asset and liability balances was primarily driven by Accounts receivable being a source of cash of $1.0 million in fiscal 2020, driven by timing of cash receipts of open receivables, as compared to a source of cash of $10.7 million in fiscal 2019; Accrued expenses being a source of cash of $2.2 million in fiscal 2020, primarily driven by higher accruals associated with incremental payroll costs for our hourly team members, and to a lesser extent, the timing of accruals, compared to a source of cash of $9.9 million in fiscal 2019; partially offset by Other assets being a use of cash of $2.9 million in fiscal 2020, driven by increased assets relating to cloud-software investments, compared to a use of cash of $8.2 million in fiscal 2019.
Investing Activities
For fiscal 2020, net cash used in investing activities was $69.4 million compared to $80.7 million for fiscal 2019, a decrease of $11.3 million. This decrease was primarily due to a decrease of $37.5 million in capital expenditures in fiscal 2020, partially offset by increased purchases of marketable securities of $19.2 million.
Financing Activities
For fiscal 2020, net cash provided by financing activities was $141.8 million compared to $3.2 million for fiscal 2019, an increase of $138.6 million. This increase was primarily due to $145.0 million in net cash proceeds from the issuance of Class A common stock, partially offset by increased payments made under the Tax Receivable Agreement.
Cash Flows - Fiscal 2019 Compared to Fiscal 2018
The comparison of fiscal 2019 to fiscal 2018 has been omitted from this Form 10-K, but can be referenced in our Form 10-K for the fiscal year ended December 25, 2019, filed on February 24, 2020.
Revolving Credit Facility
In August 2019, we terminated our previous revolving credit facility and entered into a new revolving credit facility agreement ("Revolving Credit Facility"), which permits borrowings up to $50.0 million, of which the entire amount is available immediately, with the ability to increase available borrowings up to an additional $100.0 million, to be made available subject to satisfaction of

Shake Shack Inc. Form 10-K | 72

certain conditions. The Revolving Credit Facility will mature and all amounts outstanding will be due and payable in August 2024. The Revolving Credit Facility also permits the issuance of letters of credit upon our request of up to $15.0 million. Borrowings under the Revolving Credit Facility will bear interest at either: (i) LIBOR plus a percentage ranging from 1.0% to 1.5% or (ii) the base rate plus a percentage ranging from 0.0% to 0.5%, in each case depending on our net lease adjusted leverage ratio. To the extent the LIBOR reference rate is no longer available, the administrative agent, in consultation with us, will determine a replacement rate which will be generally in accordance with similar transactions in which it serves as administrative agent.
The obligations under the Revolving Credit Facility are secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' direct and indirect subsidiaries (with certain exceptions).
The Revolving Credit Facility requires us to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios. We are not subject to these coverage ratios for a period of time due to the First Amendment to the Revolving Credit Facility described below. In addition, the Revolving Credit Facility contains other customary affirmative and negative covenants, including those which (subject to certain exceptions and dollar thresholds) limit our ability to incur debt; incur liens; make investments; engage in mergers, consolidations, liquidations or acquisitions; dispose of assets; make distributions on or repurchase equity securities; engage in transactions with affiliates; and prohibits us, with certain exceptions, from engaging in any line of business not related to our current line of business. As of December 30, 2020 we were in compliance with all covenants.

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
CONTRACTUAL OBLIGATIONS

The following table sets forth certain contractual obligations as of December 30, 2020 and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods.

(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations(1)	$496,307	$45,961	$108,169	$107,446	$234,731
Financing lease obligations(1)	5,983	2,169	2,711	931	172
Liabilities under tax receivable agreement(2)	232,954	—	52,809	28,382	151,763
Purchase obligations	106,299	58,919	18,292	5,510	23,578
TOTAL	$841,543	$107,049	$181,981	$142,269	$410,244
(1)    See Note 10, Leases, to the consolidated financial statements included in Item 8 for further discussion of our operating and financing leases.
(2)    See Notes 15, Income Taxes, and Note 18, Commitments and Contingencies, to the consolidated financial statements for further discussion of our Tax Receivable Agreement and related liabilities.

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

Shake Shack Inc. Form 10-K | 73

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
OFF-BALANCE SHEET ARRANGEMENTS

Except for operating leases entered into in the normal course of business where we have not yet taken physical possession of the leased property, certain letters of credit entered into as security under the terms of several of our leases and the unrecorded contractual obligations set forth above, we did not have any off-balance sheet arrangements as of December 30, 2020.
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
Valuation of Long-Lived Assets
We assess potential impairments to our long-lived assets, which includes property and equipment and operating lease assets, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset. The evaluation is performed at the lowest level of identifiable cash flows, which is primarily at the individual Shack level. Significant judgment is involved in determining the assumptions used in estimating future cash flows, including projected sales growth and operating margins. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset, considering external market participant assumptions. Since the determination of future cash flows is an estimate of future performance, there may be future impairments in the event that future cash flows do not meet expectations.
Leases
On December 27, 2018 we adopted ASU 2016-02, Leases (Topic 842), using a modified retrospective approach. Refer to Note 10, Leases, for further details.
We currently lease all of our domestic Company-operated Shacks, our home office, and certain equipment under various non-cancelable lease agreements that expire on various dates through 2037. Upon the possession of a leased asset, we determine its classification as an operating or financing lease. All of our real estate leases are classified as operating leases and most of our equipment leases are classified as finance leases.

Shake Shack Inc. Form 10-K | 74

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
We calculate operating lease assets and lease liabilities as the present value of fixed lease payments over the reasonably certain lease term beginning at the commencement date. We measure the lease liability by discounting the future fixed contractual payments included in the lease agreement, using our incremental borrowing rate (“IBR”). There are no explicit rates provided in our leases. The IBR is derived from the average of the yield curves obtained from using the notching method and the recovery rate method. The most significant assumption in calculating the incremental borrowing rate is our credit rating. We determined our credit rating based on a comparison of the financial information of SSE Holdings to other public companies and then used their respective credit ratings to develop our own.
For operating leases, fixed lease payments are recognized as operating lease cost on a straight-line basis over the lease term. For finance leases and impaired operating leases, the asset is depreciated on a straight-line basis over the remaining lease term, along with recognition of interest expense associated with accretion of the lease liability. For leases with a lease term of 12 months or less ("short-term lease"), any fixed lease payments are recognized on a straight-line basis over such term, and are not recognized on the Consolidated Balance Sheets. Variable lease cost for both operating and finance leases, if any, is recognized as incurred.

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
Equity-Based Compensation
Equity-based compensation expense is measured based on the grant-date fair value of those awards. For awards with graded-vesting features and service conditions only, compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award. For awards with graded-vesting features and a combination of service and performance conditions, compensation expense is recognized using a graded-vesting attribution method over the vesting period based on the most probable outcome of the performance conditions. Actual distributed shares are calculated upon conclusion of the service and performance periods. For stock option awards, the grant-date fair value of the awards is determined using the Black-Scholes

Shake Shack Inc. Form 10-K | 75

option pricing model and involves several assumptions, including the expected term of the option, expected volatility and risk-free interest rate. We have limited historical data of our own to utilize in determining our assumptions. As such, for stock options granted in fiscal 2020 and 2019, we based our volatility assumption on a combined weighted average of our own historical data and that of a selected peer group. The weighted-average volatility used in determining the grant date fair value of awards granted in fiscal 2020 and fiscal 2019 was 42.3% and 42.2%, respectively. Forfeitures are recognized as they occur for all equity awards.
Income Taxes
We record valuation allowances against our deferred tax assets when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making such determination, we consider all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and results of operation. We routinely evaluate the realizability of our deferred tax assets by assessing the likelihood that our deferred tax assets will be recovered based on all available positive and negative evidence. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including projected Shack openings, revenue growth, and operating margins, among others. As of December 30, 2020, we had $287.0 million of deferred tax assets, net of valuation allowances. We expect to realize future tax benefits related to the utilization of these assets. If we determine in the future that we will not be able to fully utilize all or part of these deferred tax assets, we would record a valuation allowance through earnings in the period the determination was made, which would have an adverse effect on our results of operations and earnings in future periods.
Liabilities Under Tax Receivable Agreement
As described in Note 15 to the consolidated financial statements included in Item 8, we are a party to the Tax Receivable Agreement under which we are contractually committed to pay the non-controlling interest holders 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of certain transactions. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. Therefore, we would only recognize a liability for TRA Payments if we determine it is probable that we will generate sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including projected Shack openings, revenue growth, and operating margins, among others. As of December 30, 2020, we recognized $233.0 million of liabilities relating to our obligations under the Tax Receivable Agreement, after concluding that it was probable that we would have sufficient future taxable income to utilize the related tax benefits. There were no transactions subject to the Tax Receivable Agreement for which we did not recognize the related liability, as we concluded that we would have sufficient future taxable income to utilize all of the related tax benefits generated by all transactions that occurred in fiscal 2020. If we determine in the future that we will not be able to fully utilize all or part of the related tax benefits, we would de-recognize the portion of the liability related the benefits not expected to be utilized.
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
FOREIGN CURRENCY EXCHANGE RISK

Although we conduct business outside of the United States, the majority of revenue and expenses associated with our international business are transacted in U.S. dollars, and therefore our foreign currency risk is not material. We are exposed to foreign exchange risk in the sales at our international licensed Shacks that are denominated in their local currencies and the amount of licensing revenue we earn is directly affected by fluctuations in currency exchange rates. Our international office in Hong Kong incurs a small portion of our operational expenses in its local currency, which are subject to foreign currency translation risk.
INTEREST RATE RISK

We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. Our Revolving Credit Facility carries interest at a floating rate. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. As of December 30, 2020, we had no outstanding borrowings under the Revolving Credit Facility.
We are also exposed to interest rate risk through fluctuations of interest rates on our investments. Our equity securities primarily consist of fixed-income and equity instruments. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations.

Shake Shack Inc. Form 10-K | 77

Item 8. Financial Statements and Supplementary Data.

Shake Shack Inc. Form 10-K | 78

MANAGEMENT'S REPORT

Management's Annual Report on the Consolidated Financial Statements
Management is responsible for the preparation, integrity and objectivity of the accompanying consolidated financial statements and related financial information. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and necessarily include certain amounts that are based on estimates and informed judgments. Our management also prepared the related financial information included in this Annual Report on Form 10-K and is responsible for its accuracy and consistency with the consolidated financial statements.
Ernst & Young LLP, our independent registered public accounting firm, has audited the consolidated financial statements as of December 30, 2020, as stated in their report herein.
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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 30, 2020, based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the results of our evaluation, management concluded that our internal control over financial reporting was effective as of December 30, 2020.
Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 30, 2020, as stated in their report herein.

Randy Garutti	Tara Comonte
Chief Executive Officer and Director	President and Chief Financial Officer
(duly authorized and principal executive officer)	(duly authorized and principal financial officer)

Shake Shack Inc. Form 10-K | 79

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Shake Shack Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Shake Shack Inc. (the Company) as of December 30, 2020 and December 25, 2019, the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 30, 2020, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 30, 2020 and December 25, 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Shake Shack Inc. Form 10-K | 80

Measurement of deferred tax assets related to the Company’s investment in SSE Holdings LLC

Description of the Matter
As discussed in Notes 12 and 15 of the consolidated financial statements, the noncontrolling interest holders of SSE Holdings LLC (“LLC”) may redeem their equity interests in SSE Holdings LLC (“LLC interests”) for shares of the Company’s Class A common stock. For income tax purposes, these redemptions are treated as direct purchases of LLC equity and are recorded at their fair market value upon the date of the redemption. The resulting incremental tax basis in excess of the book basis arising from a redemption represents a deductible temporary difference for which a deferred tax asset is recorded. At December 30, 2020, the Company’s total deferred tax asset related to the basis difference in its investment in LLC was $139 million. The basis difference in the Company’s investment in LLC changes through redemptions of LLC interests and other qualifying transactions.

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

Measurement of the Tax Receivable Agreement liability

Description of the Matter
As discussed in Note 15 of the consolidated financial statements, the Company has a Tax Receivable Agreement (“TRA”) with certain current and historical holders of LLC interests, which is a contractual commitment to distribute 85% of any tax benefits (“TRA Payment”), realized or deemed to be realized by the Company to the parties to the TRA. The TRA payments are contingent upon, among other things, the generation of future taxable income over the term of the TRA and future changes in tax laws. At December 30, 2020, the Company’s liability due to the holders of LLC interests under the TRA (“TRA liability”), was $233 million.
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

Shake Shack Inc. Form 10-K | 81

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for determining the measurement of the Company’s TRA obligation. Such controls include management review controls over the computation of the TRA liability, which is based on several inputs including the Company’s share of the tax basis in the LLC, as discussed above, as well as the estimate of future qualified taxable income over the term of the TRA. We also tested management review control over the calculation of the TRA liability in accordance with the terms set out in the TRA.

We tested the measurement of the Company’s TRA liability by performing procedures on the redemptions, as described above, and recalculating the Company’s share of the tax basis in the net assets of LLC, as discussed above. To test the Company’s position that there is sufficient future taxable income to realize the tax benefits related to the redemptions discussed above, we evaluated the assumptions used by management to develop the projections of future taxable income. For example, we compared management’s projections of future taxable income with the actual results of prior periods, as well as management’s consideration of current industry and economic trends. We also assessed the historical accuracy of management’s projections and reconciled the projections of future taxable income with other forecasted financial information prepared by the Company. We also recalculated the TRA liability and verified the calculation of the TRA liability was in accordance with the terms set out in the TRA.

Lease accounting, including impairment of right-of-use assets

Description of the Matter
As discussed in Note 10 of the consolidated financial statements, domestic Company-operated Shacks are located on leased premises and the related equipment are leased assets on the premises. As of December 30, 2020, the Company’s right-of-use assets and lease liability is $312 million and $385 million, respectively.
Auditing management’s accounting and presentation for leases was especially complex and challenging as the Company’s accounting for the right-of-use asset, and the lease liability involved the compilation and review of the details associated with the population of non-uniform leases as well as the determination of the incremental borrowing rate and the evaluation of impairment of the right-of-use assets.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for determining the classification, valuation and completeness of the right-of-use asset and the lease liability. Such controls include management’s review of the completeness of the population of leases, including lease modifications, verification of the accuracy of the computation of the right-of-use asset and lease liability, including the determination of the incremental borrowing rate, and the evaluation of impairment of the right-of-use assets.
We tested the completeness of the lease population through the evidence obtained from inquiries of Company personnel and an assessment of leases on a location-by-location basis based upon our knowledge of the Company’s openings of new Shake Shack restaurants and the related equipment leased for each location. For a sample of leases, we tested the accuracy of the data used in the calculation of the right-of-use asset and the lease liability by agreeing the underlying inputs, such as possession date, lease term and payment terms, to source documents, such as lease contracts. We recalculated the right-of-use asset and the lease liability and, with the support of a valuation specialist, we evaluated the key assumptions and methodologies used in the Company’s selection of the incremental borrowing rate by developing a comparative calculation. We tested the Company’s impairment evaluation, we involved our valuation specialists to assist in evaluating significant assumptions, including market rent assumptions, lease terms, and discount rate, used to estimate the fair value of right-of-use assets, and valuation methodologies used in the Company’s models.

We have served as the Company's auditor since 2014.
New York, New York
February 26, 2021

Shake Shack Inc. Form 10-K | 82

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Shake Shack Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Shake Shack Inc.’s (the Company’s) internal control over financial reporting as of December 30, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 30, 2020 and December 25, 2019, the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 30, 2020, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”) and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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
New York, New York
February 26, 2021

Shake Shack Inc. Form 10-K | 83

SHAKE SHACK INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 30 2020	December 25 2019
ASSETS
Current assets:
Cash and cash equivalents	$146,873	$37,099
Marketable securities	36,887	36,508
Accounts receivable, net	9,464	9,970
Inventories	2,888	2,221
Prepaid expenses and other current assets	7,074	1,877
Total current assets	203,186	87,675
Property and equipment, net	336,541	314,862
Operating lease assets	306,317	274,426
Deferred income taxes, net	287,007	279,817
Other assets	12,297	11,488
TOTAL ASSETS	$1,145,348	$968,268
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,487	$14,300
Accrued expenses	25,920	24,140
Accrued wages and related liabilities	10,441	11,451
Operating lease liabilities, current	35,657	30,002
Other current liabilities	14,200	19,499
Total current liabilities	109,705	99,392
Long-term operating lease liabilities	343,736	304,914
Liabilities under tax receivable agreement, net of current portion	232,954	226,649
Other long-term liabilities	24,460	15,328
Total liabilities	710,855	646,283
Commitments and contingencies
Stockholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of December 30, 2020 and December 25, 2019, respectively.	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 38,717,790 and 34,417,302 shares issued and outstanding as of December 30, 2020 and December 25, 2019, respectively.	39	35
Class B common stock, $0.001 par value—35,000,000 shares authorized; 2,951,188 and 3,145,197 shares issued and outstanding as of December 30, 2020 and December 25, 2019, respectively.	3	3
Additional paid-in capital	395,067	244,410
Retained earnings	12,209	54,367
Accumulated other comprehensive income	3	2
Total stockholders' equity attributable to Shake Shack Inc.	407,321	298,817
Non-controlling interests	27,172	23,168
Total equity	434,493	321,985
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,145,348	$968,268
See accompanying Notes to Consolidated Financial Statements.

Shake Shack Inc. Form 10-K | 84

SHAKE SHACK INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share amounts)

	Fiscal Year Ended
	December 30 2020	December 25 2019	December 26 2018
Shack sales	$506,339	$574,625	$445,589
Licensing revenue	16,528	19,894	13,721
TOTAL REVENUE	522,867	594,519	459,310
Shack-level operating expenses:
Food and paper costs	153,335	168,176	126,096
Labor and related expenses	156,814	160,811	122,094
Other operating expenses	73,220	69,169	51,783
Occupancy and related expenses	51,592	48,451	32,710
General and administrative expenses	64,250	65,649	52,720
Depreciation expense	48,801	40,392	29,000
Pre-opening costs	8,580	14,834	12,279
Impairment and loss on disposal of assets	10,151	1,352	917
TOTAL EXPENSES	566,743	568,834	427,599
OPERATING INCOME (LOSS)	(43,876)	25,685	31,711
Other income (expense), net	(786)	2,263	1,514
Interest expense	(815)	(434)	(2,415)
INCOME (LOSS) BEFORE INCOME TAXES	(45,477)	27,514	30,810
Income tax expense	57	3,386	8,862
NET INCOME (LOSS)	(45,534)	24,128	21,948
Less: net income (loss) attributable to non-controlling interests	(3,376)	4,301	6,769
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$(42,158)	$19,827	$15,179
Earnings (loss) per share of Class A common stock:
Basic	$(1.14)	$0.63	$0.54
Diluted	$(1.14)	$0.61	$0.52
Weighted-average shares of Class A common stock outstanding:
Basic	37,129	31,381	28,299
Diluted	37,129	32,251	29,179
See accompanying Notes to Consolidated Financial Statements.

Shake Shack Inc. Form 10-K | 85

SHAKE SHACK INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Fiscal Year Ended
	December 30 2020	December 25 2019	December 26 2018
Net income (loss)	$(45,534)	$24,128	$21,948
Other comprehensive income, net of tax(1):
Change in foreign currency translation adjustment	1	2	—
Equity securities:
Change in net unrealized holding losses	—	—	(3)
Less: reclassification adjustments for net realized losses included in net income	—	—	16
Net change	1	2	13
OTHER COMPREHENSIVE INCOME	1	2	13
COMPREHENSIVE INCOME (LOSS)	(45,533)	24,130	21,961
Less: comprehensive income (loss) attributable to non-controlling interests	(3,376)	4,301	6,772
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$(42,157)	$19,829	$15,189
(1) Net of tax benefit of $0 for fiscal years ended December 30, 2020, December 25, 2019 and December 26, 2018.
See accompanying Notes to Consolidated Financial Statements.

Shake Shack Inc. Form 10-K | 86

SHAKE SHACK INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 27, 2017	26,527,477	27	10,250,007	10	153,105	16,399	(49)	54,987	224,479
Cumulative effect of accounting changes						(1,174)	39	(439)	(1,574)
Net income						15,179		6,769	21,948
Other comprehensive income:
Net change related to equity securities							10	3	13
Equity-based compensation					6,250				6,250
Activity under stock compensation plans	300,696	1			2,509			2,013	4,523
Redemption of LLC interests	2,692,660	2	(2,692,660)	(2)	15,202			(15,202)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					18,567				18,567
Distributions paid to non-controlling interest holders								(751)	(751)
BALANCE, DECEMBER 26, 2018	29,520,833	30	7,557,347	8	195,633	30,404	—	47,380	273,455
Cumulative effect of accounting changes						4,136		1,059	5,195
Net income						19,827		4,301	24,128
Other comprehensive income:
Net change in foreign currency translation adjustment							2	—	2
Equity-based compensation					7,700				7,700
Activity under stock compensation plans	484,319				4,517			3,288	7,805
Redemption of LLC interests	1,721,887	2	(1,721,887)	(2)	11,934			(11,934)	—
Effect of GTC Merger	2,690,263	3	(2,690,263)	(3)	19,218			(19,218)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					5,408				5,408
Distributions paid to non-controlling interest holders								(1,708)	(1,708)
BALANCE, DECEMBER 25, 2019	34,417,302	35	3,145,197	3	244,410	54,367	2	23,168	321,985
Net loss						(42,158)		(3,376)	(45,534)
Other comprehensive income:
Net change in foreign currency translation adjustment							1		1
Equity-based compensation					5,600				5,600
Activity under stock compensation plans	456,942	1			5,909			305	6,215
Redemption of LLC interests	194,009	—	(194,009)	—	1,723			(1,723)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					1,707				1,707
Distributions paid to non-controlling interest holders								(478)	(478)
Issuance of Class A common stock sold in equity offerings, net of underwriting discounts, commissions and offering costs	3,649,537	3			135,718			9,276	144,997
BALANCE, DECEMBER 30, 2020	38,717,790	$39	2,951,188	$3	$395,067	$12,209	$3	$27,172	$434,493
See accompanying Notes to Consolidated Financial Statements.

Shake Shack Inc. Form 10-K | 87

SHAKE SHACK INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	December 30 2020	December 25 2019	December 26 2018
OPERATING ACTIVITIES
Net income (loss) (including amounts attributable to non-controlling interests)	$(45,534)	$24,128	$21,948
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	48,801	40,392	29,000
Amortization of cloud computing asset	1,444	312	—
Non-cash operating lease cost	44,910	40,068	—
Equity-based compensation	5,560	7,505	6,143
Deferred income taxes	(1,356)	(6,064)	788
Non-cash interest expense	66	170	72
(Gain) loss on sale of marketable securities	(79)	(22)	16
Impairment and loss on disposal of assets	10,151	1,352	917
Other non-cash expense (income)	1,937	(338)	(78)
Unrealized (gain) loss on equity securities	59	(194)	—
Net loss on sublease	—	—	672
Changes in operating assets and liabilities:
Accounts receivable	1,006	10,726	5,530
Inventories	(667)	(472)	(491)
Prepaid expenses and other current assets	(5,197)	134	(270)
Other assets	(2,940)	(8,245)	(2,726)
Accounts payable	4,626	4,248	3,156
Accrued expenses	2,170	9,856	7,979
Accrued wages and related liabilities	(1,010)	799	4,424
Other current liabilities	1,752	1,438	860
Deferred rent	—	—	1,247
Long-term operating lease liabilities	(33,724)	(37,308)	—
Other long-term liabilities	5,375	1,372	6,208
NET CASH PROVIDED BY OPERATING ACTIVITIES	37,350	89,857	85,395
INVESTING ACTIVITIES
Purchases of property and equipment	(69,038)	(106,507)	(87,525)
Purchases of marketable securities	(20,359)	(1,179)	(1,223)
Sales of marketable securities	20,000	27,000	2,144
NET CASH USED IN INVESTING ACTIVITIES	(69,397)	(80,686)	(86,604)
FINANCING ACTIVITIES
Proceeds from Revolving Credit Facility	50,000	—	—
Payments on Revolving Credit Facility	(50,000)	—	—
Proceeds from deemed landlord financing	—	—	1,382
Payments on deemed landlord financing	—	—	(702)
Deferred financing costs	(64)	(286)	—
Proceeds from issuance of Class A common stock sold in equity offerings, net of underwriting discounts, commissions and offering costs	144,997	—	—
Payments on principal of finance leases	(2,206)	(1,926)	—
Distributions paid to non-controlling interest holders	(478)	(1,708)	(751)
Payments under tax receivable agreement	(6,643)	(707)	—
Net proceeds from stock option exercises	8,033	9,201	5,472
Employee withholding taxes related to net settled equity awards	(1,818)	(1,396)	(949)
NET CASH PROVIDED BY FINANCING ACTIVITIES	141,821	3,178	4,452
INCREASE IN CASH AND CASH EQUIVALENTS	109,774	12,349	3,243
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	37,099	24,750	21,507
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$146,873	$37,099	$24,750
Supplemental cash flow information and non-cash investing and financing activities are further described in the accompanying notes.
See accompanying Notes to Consolidated Financial Statements.

Shake Shack Inc. Form 10-K | 88

SHAKE SHACK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Shake Shack Inc. Form 10-K | 89

NOTE 1: NATURE OF OPERATIONS

Shake Shack Inc. was formed on September 23, 2014 as a Delaware corporation for the purpose of facilitating an initial public offering and other related transactions in order to carry on the business of SSE Holdings, LLC and its subsidiaries ("SSE Holdings"). We are the sole managing member of SSE Holdings and, as sole managing member, we operate and control all of the business and affairs of SSE Holdings. As a result, we consolidate the financial results of SSE Holdings and report a non-controlling interest representing the economic interest in SSE Holdings held by the other members of SSE Holdings. As of December 30, 2020 we owned 92.9% of SSE Holdings. Unless the context otherwise requires, "we," "us," "our," "Shake Shack," the "Company" and other similar references, refer to Shake Shack Inc. and, unless otherwise stated, all of its subsidiaries, including SSE Holdings.
We operate and license Shake Shack restaurants ("Shacks"), which serve hamburgers, hot dogs, chicken, crinkle cut fries, shakes, frozen custard, beer, wine and more. As of December 30, 2020, there were 311 Shacks in operation, system-wide, of which 183 were domestic Company-operated Shacks, 22 were domestic licensed Shacks and 106 were international licensed Shacks. As of December 30, 2020, two domestic Company-operated Shacks and 17 licensed Shacks were temporarily closed primarily due to COVID-19.
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include our accounts and the accounts of our subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform to the current year presentation.
SSE Holdings is considered a variable interest entity. Shake Shack Inc. is the primary beneficiary as we have the majority economic interest in SSE Holdings and, as the sole managing member, have decision making authority that significantly affects the economic performance of the entity, while the limited partners have no substantive kick-out or participating rights. As a result, we will continue to consolidate SSE Holdings. The assets and liabilities of SSE Holdings represent substantially all of our consolidated assets and liabilities with the exception of certain deferred taxes and liabilities under the Tax Receivable Agreement. As of December 30, 2020 and December 25, 2019, the net assets of SSE Holdings were $383,669 and $270,542, respectively. The assets of SSE Holdings are subject to certain restrictions in SSE Holdings' revolving credit agreements. See Note 9, Debt, for more information.
Fiscal Year
We operate on a 52/53 week fiscal year ending on the last Wednesday in December. Fiscal year 2020 contained 53 weeks and ended on December 30, 2020 ("fiscal 2020"). Fiscal years 2019 and 2018 each contained 52 weeks and ended on December 25, 2019 ("fiscal 2019") and December 26, 2018 ("fiscal 2018"), respectively. Unless otherwise stated, references to years in this report relate to fiscal years.
Use of Estimates
The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Significant estimates inherent in the preparation of the consolidated financial statements include useful lives and impairments of long-lived tangible and intangible assets, accounting for income taxes and related uncertain tax positions, the valuation of equity-based compensation and awards, and reserves for litigation and other contingencies, amongst others. Actual results could differ from those estimates.

Shake Shack Inc. Form 10-K | 90

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
Fair Value Measurements
We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We categorize our assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. The three levels of the hierarchy are defined as follows:
▪Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities
▪Level 2 — Observable inputs other than quoted prices in active markets for identical assets or liabilities, quoted prices for identical assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
▪Level 3 — Inputs that are both unobservable and significant to the overall fair value measurements reflecting an entity's estimates of assumptions that market participants would use in pricing the asset or liability.
Cash and Cash Equivalents
Cash and cash equivalents consist primarily of cash on hand, deposits with banks, and short-term, highly liquid investments that have original maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value. In fiscal 2019, cash equivalents consist primarily of money market funds.
Marketable Securities
Marketable securities consist of mutual funds that primarily invest in corporate bonds, certificates of deposits, asset-backed securities, commercial paper, U.S. Treasury obligations, and foreign government securities. Marketable securities are recorded at fair value, with unrealized gains and losses recorded in Other income, net. Dividend and interest income are recognized when earned and are recorded in Other income (expense), net on the consolidated statements of income (loss).
Accounts Receivable, Net
Accounts receivable consist primarily of receivables from our licensees for licensing revenue and related reimbursements, credit card receivables and vendor rebates. We evaluate the collectibility of our accounts receivable based on a variety of factors, including historical experience, current economic conditions and other factors.
Inventories
Inventories, which consist of food, paper goods, beverages, beer, wine and retail merchandise, are valued at the lower of weighted-average cost or net realizable value. No adjustment is deemed necessary to reduce inventory to net realizable value due to the rapid turnover and high utilization of inventory.
Property and Equipment, Net
Property and equipment, net is stated at historical cost less accumulated depreciation. Property and equipment is depreciated based on the straight-line method over the estimated useful lives of the assets, generally ranging from five to seven years for both equipment, and furniture and fixtures, and two to five years for computer equipment and software. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the related lease terms.

Shake Shack Inc. Form 10-K | 91

Costs incurred when constructing Shacks are capitalized. The cost of repairs and maintenance are expensed when incurred. Costs for refurbishments and improvements that significantly increase the productive capacity or extend the useful life of the asset are capitalized. When assets are disposed of, the resulting gain or loss is recognized in Impairment and loss on disposal of assets on the Consolidated Statements of Income (Loss).
Valuation of Long-lived Assets
We assess potential impairments to our long-lived assets, which includes property and equipment and operating lease right-of-use assets, whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset is measured by a comparison of the carrying amount of the asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset, considering external market participant assumptions. Since the determination of future cash flows is an estimate of future performance, there may be future impairments in the event that future cash flows do not meet expectations. Refer to Note 4, Fair Value Measurements, for further details.
Deferred Financing Costs
Deferred financing costs incurred in connection with the issuance of long-term debt and establishing credit facilities are capitalized and amortized to interest expense based on the related debt agreements. Deferred financing costs are included in Other assets on the Consolidated Balance Sheets.
Other Assets
Other assets consist primarily of capitalized implementation costs from cloud computing arrangements, transferable liquor licenses, certain custom furniture pre-ordered for future Shacks and yet to be placed in service and security deposits.
The costs of obtaining non-transferable liquor licenses that are directly issued by local government agencies for nominal fees are expensed as incurred. The costs of purchasing transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses are capitalized as indefinite-lived intangible assets. Annual liquor license renewal fees are expensed over the renewal term. As of both December 30, 2020 and December 25, 2019, indefinite-lived intangible assets relating to transferable liquor licenses totaled $1,437. We evaluate our indefinite-lived intangible assets for impairment annually during our fiscal fourth quarter, and whenever events or changes in circumstances indicate that an impairment may exist. When evaluating intangible assets for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that an intangible asset group is impaired. If we do not perform the qualitative assessment, or if we determine that it is not more likely than not that the fair value of the intangible asset group exceeds its carrying amount, we calculate the estimated fair value of the intangible asset group. If the carrying amount of the intangible asset group exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. In addition, we continuously monitor and may revise our intangible asset useful lives if and when facts and circumstances change.
Revenue Recognition
Revenue consists of Shack sales and licensing revenue. Generally, revenue is recognized as promised goods or services transfer to the guest or customer in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Shack revenues are recognized when payment is tendered at the point of sale as the performance obligation has been satisfied.
Revenue from Shack sales is presented net of discounts and recognized when food, beverage and retail products are sold. Sales tax collected from customers is excluded from Shack sales and the obligation is included in sales tax payable until the taxes are remitted to the appropriate taxing authorities. Revenue from our gift cards is deferred and recognized upon redemption.
Licensing revenues include initial territory fees, Shack opening fees and ongoing sales-based royalty fees from licensed Shacks. Generally, the licenses granted to develop, open and operate each Shack in a specified territory are the predominant goods or services transferred to the licensee in our contracts, and represent distinct performance obligations. Ancillary promised services,

Shake Shack Inc. Form 10-K | 92

such as training and assistance during the initial opening of a Shack, are typically combined with the licenses and considered as one performance obligation per Shack. We determine the transaction price for each contract, which is comprised of the initial territory fee and an estimate of the total Shack opening fees we expect to be entitled to. The calculation of total Shack opening fees included in the transaction price requires judgment, as it is based on an estimate of the number of Shacks we expect the licensee to open. The transaction price is then allocated equally to each Shack expected to open. The performance obligations are satisfied over time, starting when a Shack opens, through the end of the term of the license granted to the Shack. Because we are transferring licenses to access our intellectual property during a contractual term, revenue is recognized on a straight-line basis over the license term. Generally, payment for the initial territory fee is received upon execution of the licensing agreement and payment for the Shack opening fees are received either in advance of or upon opening the related Shack. These payments are initially deferred and recognized as revenue as the performance obligations are satisfied, which occurs over a long-term period.
Revenue from sales-based royalties is recognized as the related sales occur.
Equity-based Compensation
Equity-based compensation expense is measured based on the grant-date fair value of those awards. For awards with graded-vesting features and service conditions only, compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award. For awards with graded-vesting features and a combination of service and performance conditions, compensation expense is recognized using a graded-vesting attribution method over the vesting period based on the most probable outcome of the performance conditions. Actual distributed shares are calculated upon conclusion of the service and performance periods. For stock option awards, the grant-date fair value of the awards is determined using the Black-Scholes option pricing model and involves several assumptions, including the expected term of the option, expected volatility and risk-free interest rate. Forfeitures are recognized as they occur for all equity awards. Equity-based compensation expense is included within General and administrative expenses and Labor and related expenses on the Consolidated Statements of Income (Loss).
Advertising
The cost of advertising is expensed as incurred. Advertising costs amounted to $1,449, $857 and $399 in fiscal 2020, fiscal 2019 and fiscal 2018, respectively, and are included in General and administrative expense and Other operating expenses on the Consolidated Statements of Income (Loss).
Leases
On December 27, 2018 we adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), using a modified retrospective approach. Refer to Note 10, Leases, for further details.
We currently lease all of our domestic Company-operated Shacks, our home office and certain equipment under various non-cancelable lease agreements that expire on various dates through 2037. Upon the possession of a leased asset, we determine its classification as an operating or financing lease. All of our real estate leases are classified as operating leases and most of our equipment leases are classified as finance leases.
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
We calculate operating lease assets and lease liabilities as the present value of fixed lease payments over the reasonably certain lease term beginning at the commencement date. We measure the lease liability by discounting the future fixed

Shake Shack Inc. Form 10-K | 93

contractual payments included in the lease agreement, using our incremental borrowing rate (“IBR”). There are no explicit rates provided in our leases. The IBR is derived from the average of the yield curves obtained from using the notching method and the recovery rate method. The most significant assumption in calculating the incremental borrowing rate is our credit rating. We determined our credit rating based on a comparison of the financial information of SSE Holdings to other public companies and then used their respective credit ratings to develop our own.
For operating leases, fixed lease payments are recognized as operating lease cost on a straight-line basis over the lease term. For finance leases, the asset is depreciated on a straight-line basis over the remaining lease term, along with recognition of interest expense associated with accretion of the lease liability. For leases with a lease term of 12 months or less ("short-term lease"), any fixed lease payments are recognized on a straight-line basis over such term, and are not recognized on the Consolidated Balance Sheets. Variable lease cost for both operating and finance leases, if any, is recognized as incurred.
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
Pre-opening Costs
Pre-opening costs are expensed as incurred and consist primarily of occupancy, manager and employee wages, legal fees, travel and related training costs, cookware and marketing expenses incurred prior to the opening of a Shack.
Income Taxes
We account for income taxes pursuant to the asset and liability method which requires the recognition of deferred income tax assets and liabilities related to the expected future tax consequences arising from temporary differences between the carrying amounts and tax bases of assets and liabilities based on enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Any effects of changes in income tax rates or laws are included in income tax expense in the period of enactment. A valuation allowance is recognized if we determine it is more likely than not that all or a portion of a deferred tax asset will not be recognized. In making such determination, the Company considers all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent and expected future results of operation.

Shake Shack Inc. Form 10-K | 94

Recently Adopted Accounting Pronouncements
We adopted the Accounting Standards Update ("ASU") summarized below in fiscal 2020.

ASU	Description	Date Adopted
Measurement of Credit Losses on Financial Instruments (ASU 2016-13)	This standard replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.

	The adoption of this standard did not have a material impact to our consolidated financial statements.	December 26, 2019
Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04)	This standard provides optional guidance for a limited time to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued.

	The adoption of this standard did not have a material impact to our consolidated financial statements.	Effective upon issuance (March 12, 2020)
Recently Issued Accounting Pronouncements

ASU	Description	Expected Impact	Effective Date
Simplifying the Accounting for Income Taxes (ASU 2019-12)
This standard simplifies various aspects related to accounting for income taxes by removing certain exceptions to the general principles in ASC 740, “Income Taxes”, and clarifying certain aspects of the current guidance to promote consistency among reporting entities.
		The adoption of this standard is not expected to have a material impact on our consolidated financial statements.	December 31, 2020 Early adoption is permitted.
Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own
Equity (Subtopic 815-40)—Accounting For Convertible Instruments and Contracts in an Entity's Own Equity.

(ASU 2020-06)
This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity and improves and amends the related earnings per share guidance for both Subtopics.
		We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.	December 30, 2021 Early adoption is permitted.

Shake Shack Inc. Form 10-K | 95

NOTE 3: REVENUE

Revenue Recognition
Revenue recognized during fiscal 2020, fiscal 2019 and fiscal 2018 disaggregated by type is as follows:

	2020	2019	2018
Shack sales	$506,339	$574,625	$445,589
Licensing revenue:
Sales-based royalties	15,773	19,318	13,422
Initial territory and opening fees	755	576	299
Total revenue	$522,867	$594,519	$459,310
The aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of December 30, 2020 is $16,937. We expect to recognize this amount as revenue over a long-term period, as the license term for each Shack ranges from 5 to 20 years. This amount excludes any variable consideration related to sales-based royalties.
Contract Balances
Opening and closing balances of contract liabilities and receivables from contracts with customers is as follows:

	December 30 2020	December 25 2019
Shack sales receivables	$5,373	$4,265
Licensing receivables, net of allowance for doubtful accounts	2,647	4,510
Gift card liability	2,637	2,258
Deferred revenue, current	608	511
Deferred revenue, long-term	12,151	11,310
Revenue recognized during fiscal 2020 and fiscal 2019 that was included in their respective liability balances at the beginning of the period is as follows:

	2020	2019
Gift card liability	$537	$524
Deferred revenue	723	536

NOTE 4: FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present information about our financial assets and liabilities measured at fair value on a recurring basis as of December 30, 2020 and December 25, 2019, and indicate the classification within the fair value hierarchy. Refer to Note 2, Summary of Significant Accounting Policies, for further information.

Shake Shack Inc. Form 10-K | 96

Cash and Cash Equivalents and Marketable Securities
The following tables summarize our Cash and cash equivalents and Marketable securities by significant investment categories as of December 30, 2020 and December 25, 2019:

	December 30, 2020
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$146,873	$—	$—	$146,873	$146,873	$—
Level 1:
Money market funds	—	—	—	—	—	—
Mutual funds	36,874	13	—	36,887	—	36,887
Total	$183,747	$13	$—	$183,760	$146,873	$36,887

	December 25, 2019
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$32,094	$—	$—	$32,094	$32,094	$—
Level 1:
Money market funds	5,005	—	—	5,005	5,005	—
Mutual funds	36,436	72		36,508	—	36,508
Total	$73,535	$72	$—	$73,607	$37,099	$36,508

A summary of other income from equity securities recognized during fiscal 2020, fiscal 2019 and fiscal 2018 is as follows:

	2020	2019	2018
Equity securities:
Dividend income	$359	$1,244	$1,392
Interest income	—	—	9
Realized gain (loss) on sale of investments	79	22	(3)
Unrealized gain (loss) on equity securities	(59)	194	(61)
Total	$379	$1,460	$1,337
A summary of equity securities sold and gross realized gains and losses recognized during fiscal 2020, fiscal 2019 and fiscal 2018 is as follows:

	2020	2019	2018
Equity securities:
Gross proceeds from sales and redemptions	$20,000	$27,000	$2,144
Cost basis of sales and redemptions	19,921	26,978	2,160
Gross realized gains included in net income (loss)	79	36	2
Gross realized losses included in net income (loss)	—	(14)	(18)
Amounts reclassified out of accumulated other comprehensive loss	—	—	16
Realized gains and losses are determined on a specific identification method and are included in Other income (expense), net on the Consolidated Statements of Income (Loss).

Shake Shack Inc. Form 10-K | 97

We periodically review our marketable securities for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. As of December 30, 2020 and December 25, 2019, the declines in the market value of our marketable securities investment portfolio are considered to be temporary in nature.
Other Financial Instruments
The carrying value of our financial instruments, including accounts receivable, accounts payable and accrued expenses as of December 30, 2020 and December 25, 2019 approximated their fair value due to the short-term nature of these financial instruments.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets and liabilities that are measured at fair value on a non-recurring basis include our long-lived assets, operating lease right-of-use assets and indefinite-lived intangible assets. When the Company evaluates its long-lived assets for impairment, the assessment is performed for the related asset group that represents the lowest level for which identifiable cash flows are independent of the cash flows of other assets. This determination requires judgment, and is dependent on the Company's overall operating strategy. During fiscal 2020, we recognized an impairment charge of $7,644 at two Shacks, as well as our home office. Of the total impairment charge, $5,698 was attributed to operating lease right-of-use assets, $1,893 was attributed to property and equipment held and used, and $53 was attributed to finance lease right-of-use assets. The asset impairment charge is included in Impairment and loss on disposal of assets on the Consolidated Statement of Income (Loss). The fair values of assets were determined using an income-based approach and are classified as Level 3 within the fair value hierarchy. Significant inputs include projections of future cash flows, discount rates, Shack sales and profitability. There were no impairments recognized during fiscal 2019 and fiscal 2018.
NOTE 5: ACCOUNTS RECEIVABLE

The components of accounts receivable as of December 30, 2020 and December 25, 2019 are as follows:

	December 30 2020	December 25 2019
Licensing receivables	$2,675	$4,510
Credit card receivables	2,989	3,417
Delivery receivables	2,229	722
Other receivables	1,599	1,321
Allowance for doubtful accounts	(28)	—
Accounts receivable, net	$9,464	$9,970

Shake Shack Inc. Form 10-K | 98

NOTE 6: INVENTORIES

Inventories consisted of the following:

	December 30 2020	December 25 2019
Food	$1,947	$1,738
Wine	75	107
Beer	111	114
Beverages	218	233
Retail merchandise	74	29
Paper goods	463	—
Inventories	$2,888	$2,221

NOTE 7: PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 30 2020	December 25 2019
Leasehold improvements	$342,724	$302,204
Equipment	60,064	54,404
Furniture and fixtures	20,178	18,082
Computer equipment and software	30,477	24,226
Financing equipment lease right-of-use assets	9,622	7,442
Construction in progress	39,632	30,290
Property and equipment, gross	502,697	436,648
Less: accumulated depreciation	(166,156)	(121,786)
Property and equipment, net	$336,541	$314,862
Depreciation expense was $48,801, $40,392 and $29,000 for fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

Shake Shack Inc. Form 10-K | 99

NOTE 8: SUPPLEMENTAL BALANCE SHEET INFORMATION

The components of other current liabilities as of December 30, 2020 and December 25, 2019 are as follows:

	December 30 2020	December 25 2019
Sales tax payable	$4,285	$4,086
Current portion of liabilities under tax receivable agreement	—	7,777
Gift card liability	2,637	2,258
Current portion of financing equipment lease liabilities	1,998	1,873
Other	5,280	3,505
Other current liabilities	$14,200	$19,499
The components of other long-term liabilities as of December 30, 2020 and December 25, 2019 are as follows:

	December 30 2020	December 25 2019
Deferred licensing revenue	$12,151	$11,310
Long-term portion of financing equipment lease liabilities	3,586	3,643
Other(1)	8,723	375
Other long-term liabilities	$24,460	$15,328
(1) As of December 30, 2020, Other included $3,182 of deferred lease incentive liabilities related to leases with variable lease cost as well as $5,214 of deferred social security taxes associated with the CARES Act. For further information relating to the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), see Note 15, Income Taxes.
NOTE 9: DEBT

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

Shake Shack Inc. Form 10-K | 100

make investments; engage in mergers, consolidations, liquidations or acquisitions; dispose of assets; make distributions on or repurchase equity securities; engage in transactions with affiliates; and prohibits us, with certain exceptions, from engaging in any line of business not related to our current line of business. As of December 30, 2020 we were in compliance with all covenants.

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

In March 2020, we drew down the full $50,000 available under the Revolving Credit Facility to enhance liquidity and financial flexibility given the uncertain market conditions created by the COVID-19 pandemic. We repaid this amount in full, plus interest, in June 2020. As of December 30, 2020 and December 25, 2019, no amounts were outstanding under the revolving credit facility.

Total interest costs incurred were $815, $434 and $2,572 in fiscal 2020, fiscal 2019 and fiscal 2018, respectively. Amounts capitalized into property and equipment were $157 during fiscal 2018. No amounts were capitalized into property and equipment during fiscal 2020 and fiscal 2019, respectively.
Paycheck Protection Program
In April 2020, we entered into a $10,000 note payable with J.P. Morgan pursuant to the Paycheck Protection Program (“PPP Loan”) under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and returned the entire outstanding balance plus interest in April 2020.
NOTE 10: LEASES

Nature of Leases
We currently lease all of our domestic Company-operated Shacks, our home office and certain equipment under various non-cancelable lease agreements that expire on various dates through 2037. We evaluate contracts entered into to determine whether the contract involves the use of property or equipment, which is either explicitly or implicitly identified in the contract. We evaluate whether we control the use of the asset, which is determined by assessing whether we obtain substantially all economic benefits from the use of the asset, and whether we have the right to direct the use of the asset. If these criteria are met and we have identified a lease, we account for the contract under the requirements of Accounting Standards Codification Topic 842 ("ASC 842").
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
Fixed minimum rent payments are recognized on a straight-line basis over the lease term from the date we take possession of the leased property. Lease expense incurred before a Shack opens is recorded in Pre-opening costs on the Consolidated Statements of Income (Loss). Once a domestic Company-operated Shack opens, we record the straight-line lease expense and any contingent rent, if applicable, in Occupancy and related expenses on the Consolidated Statements of Income (Loss). Many of our leases also require us to pay real estate taxes, common area maintenance costs and other occupancy costs which are included in Occupancy and related expenses on the Consolidated Statements of Income (Loss).

Shake Shack Inc. Form 10-K | 101

As there are no explicit rates provided in our leases, we use our incremental borrowing rate in determining the present value of future lease payments. The discount rate used to measure the lease liability is derived from the average of the yield curves obtained from using the notching method and the recovery rate method. The most significant assumption in calculating the incremental borrowing rate is our credit rating and is subject to judgment. We determined our credit rating based on a comparison of the financial information of SSE Holdings to other public companies and then used their respective credit ratings to develop our own.
We expend cash for leasehold improvements to build out and equip our leased premises. Generally, a portion of the leasehold improvements and building costs are reimbursed by our landlords as landlord incentives pursuant to agreed-upon terms in our lease agreements. If obtained, landlord incentives usually take the form of cash, full or partial credits against our future minimum or contingent rents otherwise payable by us or a combination thereof. In most cases, landlord incentives are received after we take possession of the property, as we meet required milestones during the construction of the property. We include these amounts in the measurement of the initial operating lease liability, which are also reflected as a reduction to the initial measurement of the right-of-use asset.
A summary of finance and operating lease right-of-use assets and liabilities as of December 30, 2020 and December 25, 2019 is as follows:

	Classification	December 30, 2020	December 25, 2019
Finance leases	Property and equipment, net	$5,409	$5,444
Operating leases	Operating lease assets	306,317	274,426
Total right-of-use assets		$311,726	$279,870

Finance leases:
	Other current liabilities	$1,998	$1,873
	Other long-term liabilities	3,586	3,643
Operating leases:
	Operating lease liabilities, current	35,657	30,002
	Long-term operating lease liabilities	343,736	304,914
Total lease liabilities		$384,977	$340,432

Shake Shack Inc. Form 10-K | 102

The components of lease expense for fiscal 2020 and fiscal 2019 are as follows:

	Classification	December 30 2020	December 25 2019
Finance lease cost:
Amortization of right-of-use assets	Depreciation expense	$2,257	$1,998
Interest on lease liabilities	Interest expense	213	193
Operating lease cost	Occupancy and related expenses Pre-opening costs General and administrative expenses	44,910	40,068
Short-term lease cost	Occupancy and related expenses	494	394
Variable lease cost	Occupancy and related expenses Other operating expenses Pre-opening costs General and administrative expenses	13,766	16,060
Total lease cost		$61,640	$58,713
As of December 30, 2020, future minimum lease payments for finance and operating leases consisted of the following:

	Finance Leases	Operating Leases
2021	$2,169	$45,961
2022	1,633	53,114
2023	1,078	55,055
2024	584	54,404
2025	347	53,042
Thereafter	172	234,731
Total minimum payments	5,983	496,307
Less: imputed interest	399	116,914
Total lease liabilities	$5,584	$379,393
As of December 30, 2020 we had additional operating lease commitments of $36,788 for non-cancelable leases without a possession date, which will begin to commence in fiscal 2021. These lease commitments are consistent with the leases that we have executed thus far.
A summary of lease terms and discount rates for finance and operating leases as of December 30, 2020 and December 25, 2019 is as follows:

	December 30 2020	December 25 2019
Weighted-average remaining lease term (years):
Finance leases	5.2	5.1
Operating leases	9.7	10.1
Weighted-average discount rate:
Finance leases	3.6%	3.7%
Operating leases	4.2%	5.4%

Shake Shack Inc. Form 10-K | 103

Supplemental cash flow information related to leases as of December 30, 2020 and December 25, 2019 is as follows:

	December 30 2020	December 25 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$213	$193
Operating cash flows from operating leases	42,144	37,468
Financing cash flows from finance leases	2,206	1,926
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	2,298	2,831
Operating leases	59,969	65,556

NOTE 11: EMPLOYEE BENEFIT PLANS

Defined Contribution Plan
Our employees are eligible to participate in a defined contribution savings plan maintained by Shake Shack. The plan is funded by employee and employer contributions. We pay our share of the employer contributions directly to the third party trustee. Employer contributions to the plan are at our discretion. We make contributions matching a portion of participants' contributions. We match 100% of participants' contributions for the first 3% of eligible compensation contributed and 50% of contributions made in excess of 3% of eligible compensation up to 5% of eligible compensation. Employer contributions totaled $895, $772 and $509 for fiscal 2020, fiscal 2019 and fiscal 2018, respectively.
NOTE 12: STOCKHOLDERS' EQUITY

Equity Offering
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
Redemptions of LLC Interests
The SSE Holdings LLC Agreement provides that holders of LLC Interests may, from time to time, require SSE Holdings to redeem all or a portion of their LLC Interests for newly-issued shares of Class A common stock on a one-for-one basis. In connection with any redemption or exchange, we receive a corresponding number of LLC Interests, increasing our total ownership interest in SSE Holdings. Simultaneously, and in connection with a redemption, the corresponding number of shares of Class B common stock are surrendered and cancelled.

Shake Shack Inc. Form 10-K | 104

The following table summarizes redemptions of LLC Interests activity during fiscal 2020, fiscal 2019 and fiscal 2018:

	2020	2019	2018
Redemption and acquisition of LLC Interests
Number of LLC Interests redeemed by non-controlling interest holders	194,009	1,721,887	2,692,660
Number of LLC Interests acquired in connection with the Gramercy Tavern Merger	—	2,690,263	—
Number of LLC Interests received by Shake Shack Inc.	194,009	4,412,150	2,692,660
Issuance of Class A common stock
Shares of Class A common stock issued in connection with redemptions of LLC Interests	194,009	1,721,887	2,692,660
Shares of Class A common stock issued in connection with the Gramercy Tavern Merger	—	2,690,263	—
Cancellation of Class B common stock
Shares of Class B common stock surrendered and cancelled	194,009	1,721,887	2,692,660
Shares of Class B common stock surrendered and cancelled in connection with the Gramercy Tavern Merger	—	2,690,263	—
Stock Compensation Plan Activity
We received an aggregate of 456,942, 484,319 and 300,696 LLC Interests in connection with the activity under our stock compensation plan during fiscal 2020, fiscal 2019 and fiscal 2018, respectively.
Dividend Restrictions
We are a holding company with no direct operations. As a result, our ability to pay cash dividends on our common stock, if any, is dependent upon cash dividends, distributions or other transfers from SSE Holdings. The amounts available to us to pay cash dividends are subject to certain covenants and restrictions set forth in the Revolving Credit Facility. As of December 30, 2020, essentially all of the net assets of SSE Holdings were restricted. See Note 9, Debt, for more information regarding the covenants and restrictions set forth in the Revolving Credit Facility.
Gramercy Tavern Corp. Merger
Pursuant to a Stockholders Agreement, dated as of February 4, 2015, as amended, by and among Daniel H. Meyer, the Daniel H. Meyer 2012 Gift Trust, now known as the DHM Gift Trust (the "Gift Trust"), other affiliates (collectively, the "Meyer Stockholders") and other parties thereto, the Meyer Stockholders had the right to cause all of the shares of Gramercy Tavern Corp. ("GTC") to be exchanged for shares of our Class A common stock pursuant to a tax-free reorganization. In August 2019, the Meyer Stockholders exercised their right with respect to GTC (the "GTC Merger"). To effect the GTC Merger, a newly-formed wholly-owned subsidiary of Shake Shack Inc. merged with and into GTC, with GTC as the surviving entity, which was then merged with and into Shake Shack Inc. Prior to the GTC Merger, GTC owned 2,690,263 LLC Interests and an equivalent number of shares of our Class B common stock. The stockholders of GTC, received on a one-for-one basis, 2,690,263 shares of Class A common stock based upon the amount of shares of GTC held by the stockholders; all of the shares of Class B common stock held by GTC were cancelled; and all of the LLC Interests held by GTC were transferred to us.
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

Shake Shack Inc. Form 10-K | 105

other members of SSE Holdings will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in capital.
The following table summarizes the ownership interest in SSE Holdings as of December 30, 2020 and December 25, 2019:

	2020		2019
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Shake Shack Inc.	38,717,790	92.9%	34,417,302	91.6%
Number of LLC Interests held by non-controlling interest holders	2,951,188	7.1%	3,145,197	8.4%
Total LLC Interests outstanding	41,668,978	100.0%	37,562,499	100.0%
The weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to Shake Shack Inc. and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for fiscal 2020 and fiscal 2019 was 7.7% and 15.9%, respectively.
The following table summarizes the effects of changes in ownership in SSE Holdings on our equity during fiscal 2020, fiscal 2019 and fiscal 2018.

	2020	2019	2018
Net income (loss) attributable to Shake Shack Inc.	$(42,158)	$19,827	$15,179
Other comprehensive income (loss):
Unrealized holding gains on equity securities	—	—	10
Unrealized gain on foreign currency translation adjustment	1	2	—
Transfers (to) from non-controlling interests:
Increase in additional paid-in capital as a result of the redemption of LLC Interests	1,723	11,934	15,202
Increase in additional paid-in-capital as a result of the GTC Merger	—	19,218	—
Increase in additional paid-in capital as a result of activity under the stock compensation plan and the related income tax effect	5,909	4,517	2,509
Increase in additional paid-in-capital as a result of the issuance of Class A common stock sold in equity offerings	135,718	—	—
Total effect of changes in ownership interest on equity attributable to Shake Shack Inc.	$101,193	$55,498	$32,900
During fiscal 2020, an aggregate of 194,009 LLC Interests were redeemed by the non-controlling interest holders for newly-issued shares of Class A common stock, and we received 194,009 LLC Interests, increasing our total ownership interest in SSE Holdings to 92.9%.
During fiscal 2019, an aggregate of 4,412,150 LLC Interests were redeemed by the non-controlling interest holders for newly-issued shares of Class A common stock, of which 2,690,263 were received through the Gramercy Tavern Merger as described in Note 12, Stockholders' Equity, and we received 4,412,150 LLC Interests, increasing our total ownership interest in SSE Holdings to 91.6%.
We received an aggregate of 456,942 and 484,319 LLC Interests in connection with the activity under our stock compensation plans during fiscal 2020 and fiscal 2019, respectively.

Shake Shack Inc. Form 10-K | 106

NOTE 14: EQUITY-BASED COMPENSATION

A summary of equity-based compensation expense recognized during fiscal 2020, fiscal 2019 and fiscal 2018 is as follows:

	2020	2019	2018
Stock options	$322	$2,626	$3,039
Performance stock units	1,309	3,035	2,449
Restricted stock units	3,929	1,844	655
Equity-based compensation expense	$5,560	$7,505	$6,143

Total income tax benefit recognized related to equity-based compensation	$204	$188	$172
Equity-based compensation expense is allocated to General and administrative expenses and Labor and related expenses on the Consolidated Statements of Income (Loss) during fiscal 2020, fiscal 2019 and fiscal 2018 as follows:

	2020	2019	2018
General and administrative expenses	$5,039	$7,189	$5,991
Labor and related expenses	521	316	152
Equity-based compensation expense	$5,560	$7,505	$6,143
We capitalized $40, $195 and $107 of equity-based compensation expense associated with the construction cost of our Shacks and our enterprise-wide system upgrade, Project Concrete, during fiscal 2020, fiscal 2019 and fiscal 2018, respectively.
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
The fair value of stock option awards was determined on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

	2020	2019	2018
Expected term (years)(1)	7.5	7.5	7.5
Expected volatility(2)	42.3%	42.2%	42.5%
Risk-free interest rate(3)	0.7%	2.4%	2.8%
Dividend yield(4)	—%	—%	—%
(1)    Expected term represents the estimated period of time until an award is exercised and was determined using the simplified method.
(2)    Expected volatility is based on the historical volatility of a selected peer group over a period equivalent to the expected term.
(3)    The risk-free rate is an interpolation of yields on U.S. Treasury securities with maturities equivalent to the expected term.
(4)    We have assumed a dividend yield of zero as we have no plans to declare dividends in the foreseeable future.

Shake Shack Inc. Form 10-K | 107

A summary of stock option activity for fiscal years 2020 is as follows:

	Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding as of December 25, 2019	890,267	$21.44
Granted	6,170	35.89
Exercised	(405,688)	21.20
Forfeited	(1,725)	(21.00)
Outstanding as of December 30, 2020	489,024	$21.83	$30,824	4.2
Options vested and exercisable as of December 30, 2020	474,744	$21.25	$30,199	4.1
Options expected to vest as of December 30, 2020	14,280	$41.09	$625	8.2
As of December 30, 2020, total unrecognized compensation expense related to unvested stock options was $223, which is expected to be recognized over a weighted-average period of 3.2 years. The weighted-average grant date fair value of options granted during fiscal 2020, fiscal 2019 and fiscal 2018 was $16.21, $26.42, $19.86, respectively. The total intrinsic value of stock options exercised during fiscal 2020, fiscal 2019 and fiscal 2018 was $25,824, $16,905 and $5,786, respectively. Cash received from stock option exercises was $8,224 and the cash tax benefit realized for the tax deductions from these option exercises was $229 for fiscal 2020. The total fair value of stock options vested during fiscal 2020, fiscal 2019 and fiscal 2018 was $2,674, $2,950 and $3,483, respectively.
The total fair value of stock options vested during fiscal 2020, fiscal 2019 and fiscal 2018 was $2,674, $2,950 and $3,483, respectively.
The following table summarizes information about stock options outstanding and exercisable as December 30, 2020:

	Options Outstanding			Options Exercisable
	Number Outstanding at December 30, 2020	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 30, 2020	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Exercise Price
$21.00	466,225	4.1	$21.00	466,225	4.1	$21.00
$34.62	7,411	5.4	$34.62	7,411	5.4	$34.62
$36.41	1,108	5.9	$36.41	1,108	5.9	$36.41
$38.91	2,060	6.4	$38.91	—	—	$—
$39.91	3,022	7.2	$39.91	—	—	$—
$54.36	3,028	8.2	$54.36	—	—	$—
$35.89	6,170	9.2	$35.89	—	—	$—
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
For performance stock units granted during fiscal 2020, the amount of awards that can be earned ranges from 0% to 125% of the number of performance stock units granted, based on the achievement of approved financial goals over a one-year performance

Shake Shack Inc. Form 10-K | 108

period. In addition to the performance conditions, performance stock units are also subject to a requisite service period and the awards vest ratably over four years. The fair value of performance stock units is determined based on the closing market price of our Class A common stock on the date of grant. Compensation expense related to the performance stock units is recognized using a graded-vesting attribution method over the vesting period based on the most probable outcome of the performance conditions.
A summary of unvested performance stock unit activity for fiscal year 2020, is as follows:

	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding as of December 25, 2019	117,517	$51.97
Granted	79,388	57.20
Performance achievement(1)	7,792	52.47
Vested	(50,242)	49.34
Forfeited	(17,234)	54.45
Outstanding as of December 30, 2020	137,221	$55.67
(1)    Represents the incremental awards earned and/or awards forfeited based on the achievement of performance conditions.

As of December 30, 2020, there were 137,221 performance stock units outstanding, of which none were vested. The weighted average grant date fair value of share awards granted during fiscal 2020, fiscal 2019 and fiscal 2018 were $57.20, $52.47, and $58.46, respectively. The total fair value of awards that vested during fiscal 2020, fiscal 2019 and fiscal 2018 was $2,730, $3,456 and $2,310, respectively. As of December 30, 2020, total unrecognized compensation expense related to unvested performance stock units was $966, which is expected to be recognized over a weighted-average period of 1.9 years.
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
A summary of unvested restricted stock unit activity for fiscal year 2020 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding as of December 25, 2019	152,098	$49.87
Granted	170,528	57.41
Vested	(41,974)	50.66
Forfeited	(22,159)	54.46
Outstanding as of December 30, 2020	258,493	$54.33
As of December 30, 2020, there were 258,493 restricted stock units outstanding, of which none were vested. The weighted average grant date fair value of share awards granted during fiscal 2020, fiscal 2019 and fiscal 2018 were $57.41, $52.51, and $49.12, respectively. The total fair value of shares vested during fiscal 2020, fiscal 2019 and fiscal 2018 was $2,463, $947 and $867, respectively. As of December 30, 2020, total unrecognized compensation expense related to unvested restricted stock units was $10,654, which is expected to be recognized over a weighted-average period of 2.8 years.

Shake Shack Inc. Form 10-K | 109

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
Income Tax Expense
The components of income (loss) before income taxes are follows:

	2020	2019	2018
Domestic	$(59,873)	$11,797	$21,595
Foreign	14,396	15,717	9,215
Income (loss) before income taxes	$(45,477)	$27,514	$30,810

The components of income tax expense are as follows:

	2020	2019	2018
Current income taxes:
Federal	$—	$2,984	$5,281
State and local	190	4,283	858
Foreign	1,223	2,183	1,935
Total current income taxes	1,413	9,450	8,074
Deferred income taxes:
Federal	(12,638)	(5,643)	(210)
State and local	11,282	(421)	998
Total deferred income taxes	(1,356)	(6,064)	788
Income tax expense	$57	$3,386	$8,862

Shake Shack Inc. Form 10-K | 110

Reconciliations of income tax expense computed at the U.S. federal statutory income tax rate to the recognized income tax expense and the U.S. statutory income tax rate to our effective tax rates are as follows:

	2020		2019		2018
Expected U.S. federal income taxes at statutory rate	$(9,550)	21.0%	$5,778	21.0%	$6,470	21.0%
State and local income taxes, net of federal benefit	5,776	(12.7)%	3,924	14.2%	797	2.6%
Foreign withholding taxes	1,223	(2.7)%	2,183	7.9%	1,935	6.3%
Tax credits	(1,533)	3.4%	(3,007)	(10.9)%	(2,151)	(7.0)%
Non-controlling interest	537	(1.2)%	(1,405)	(5.1)%	(1,908)	(6.2)%
Remeasurement of deferred tax assets in connection with other tax rate changes	5,433	(11.9)%	208	0.8%	3,794	12.3%
Change in valuation allowance	(2,264)	5.0%	(4,669)	(17.0)%	—	—%
Other	435	(1.0)%	374	1.4%	(75)	(0.2)%
Income tax expense	$57	(0.1)%	$3,386	12.3%	$8,862	28.8%

Our effective income tax rates for fiscal 2020, fiscal 2019 and fiscal 2018 were (0.1)%, 12.3% and 28.8%, respectively. The decrease in our effective income tax rate from fiscal 2019 to fiscal 2020 was primarily driven by lower tax rates for foreign and state taxes mainly in connection with lower pre-tax book income and remeasurement of deferred tax assets, partially offset by lower tax credits and an increase in valuation allowance. The decrease in our effective income tax rate from fiscal 2018 to fiscal 2019 was primarily due to higher tax credits, an increase in windfall benefits from equity-based compensation and a decrease in valuation allowance, partially offset by an increase in our ownership of SSE Holdings, which increases our share of taxable income of SSE Holdings.

Shake Shack Inc. Form 10-K | 111

Deferred Tax Assets and Liabilities
The components of deferred tax assets and liabilities are as follows:

	December 30 2020	December 25 2019
Deferred tax assets:
Investment in partnership	$139,379	$179,363
Tax Receivable Agreement	63,853	65,679
Operating lease liability	3,470	4,768
Financing lease liability	51	78
Deferred revenue	141	199
Equity-based compensation	331	347
Net operating loss carryforwards	75,522	26,058
Tax credits	9,610	8,419
Other assets	457	398
Total gross deferred tax assets	292,814	285,309
Valuation allowance	(2,656)	(954)
Total deferred tax assets, net of valuation allowance	290,158	284,355
Deferred tax liabilities:
Property and equipment	(300)	(585)
Operating lease right-of-use asset	(2,802)	(3,876)
Financing lease right-of-use asset	(49)	(77)
Total gross deferred tax liabilities	(3,151)	(4,538)
Net deferred tax assets	$287,007	$279,817
As of December 30, 2020, our federal and state net operating loss carryforwards for income tax purposes were $313,940 and $183,829. If not utilized, $262,073 of our federal net operating losses can be carried forward indefinitely, and the remainder will begin to expire in 2035. If not utilized $40,695 of our state net operating loss carryforwards can be carried forward indefinitely, and the remainder will begin to expire in 2023. As of December 30, 2020, we had federal tax credit carryforwards of $9,002 which will begin to expire in 2025 and state tax credits of $608 which have an indefinite carryforward period.
As described in Note 12, Stockholders' Equity, we acquired an aggregate of 650,951 LLC Interests during fiscal 2020 through redemptions of LLC Interests and activity under stock-based compensation plans. We recognized a deferred tax asset in the amount of $8,609 associated with the basis difference in our investment in SSE Holdings upon acquiring these LLC Interests. As of December 30, 2020, the total deferred tax asset related to the basis difference in our investment in SSE Holdings was $139,379. However, a portion of the total basis difference will only reverse upon the eventual sale of our interest in SSE Holdings, which we expect would result in a capital loss. During fiscal 2020, the total valuation allowance established against this deferred tax asset to which it relates was $77.
During fiscal 2020, we also recognized $1,106 of deferred tax assets, and other loss of $1,147, related to additional tax basis changes generated from expected future payments under the Tax Receivable Agreement and related deductions for imputed interest on such payments. See "—Tax Receivable Agreement" for more information.
We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of December 30, 2020, we concluded, based on the weight of all available positive and negative evidence, that all of our deferred tax assets (except for those deferred tax assets described above relating to basis differences that expected to result in a capital loss upon the eventual sale of our interest in SSE Holdings) are more likely than not to be realized, except for tax credits related to New York City UBT and certain foreign

Shake Shack Inc. Form 10-K | 112

tax credits no longer expected to be utilized before expiration. As such, a valuation allowance in the amount of $2,579 was recognized. The net change in valuation allowance for fiscal 2020 was an increase of $1,625.
Uncertain Tax Positions
There were no reserves for uncertain tax positions as of December 30, 2020 and December 25, 2019. Shake Shack Inc. was formed in September 2014 and did not engage in any operations prior to the IPO and Organizational Transactions. The statute of limitations remains open for tax years beginning in 2015 for Shake Shack Inc. Additionally, although SSE Holdings is treated as a partnership for U.S. federal and state income taxes purposes, it is still required to file an annual U.S. Return of Partnership Income, which is subject to examination by the Internal Revenue Service ("IRS"). The statute of limitations has expired for tax years through 2016 for SSE Holdings.
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
During fiscal 2020, we acquired an aggregate of 194,009 LLC Interests in connection with the redemption of LLC Interests that resulted in an increase in the tax basis of our investment in SSE Holdings subject to the provisions of the Tax Receivable Agreement. We recognized an additional liability in the amount of $4,024 for the TRA Payments due to the redeeming members, representing 85% of the aggregate tax benefits we expect to realize from the tax basis increases related to the redemption of LLC Interests, after concluding it was probable that such TRA Payments would be paid based on our estimates of future taxable income. During fiscal 2020 payments of $6,643, inclusive of interest, were made to the members of SSE Holdings pursuant to the Tax Receivable Agreement. Payments of $707 were made to members of SSE Holdings pursuant to the Tax Receivable Agreement during fiscal 2019. As of December 30, 2020, the total amount of TRA Payments due under the Tax Receivable Agreement was $232,954, of which no amount was included in Other current liabilities on the Consolidated Balance Sheet. See Note 18, Commitments and Contingencies, for more information relating to our liabilities under the Tax Receivable Agreement.
On March 27, 2020, the U.S. government enacted the CARES Act to provide certain relief as a result of the COVID-19 pandemic. The CARES Act provides tax relief, along with other stimulus measures, including a retroactive technical correction of prior tax legislation for tax depreciation of certain qualified improvement property, among other changes.
During fiscal 2020, we recognized accelerated tax depreciation deductions of $351 related to qualified improvement property assets placed in service in fiscal 2020, and are recorded as components within our Deferred income taxes, net on the Consolidated Balance Sheets. In addition, subsequent to the second quarter of 2020, we began deferring the employer-paid portion of social security taxes as permitted by the CARES Act.

Shake Shack Inc. Form 10-K | 113

NOTE 16: EARNINGS (LOSS) PER SHARE

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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A common stock for fiscal 2020, fiscal 2019 and fiscal 2018.

	2020	2019	2018
Numerator:
Net income (loss)	$(45,534)	$24,128	$21,948
Less: net income (loss) attributable to non-controlling interests	(3,376)	4,301	6,769
Net income (loss) attributable to Shake Shack Inc.	$(42,158)	$19,827	$15,179
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	37,129	31,381	28,299
Effect of dilutive securities:
Stock options	—	743	798
Performance stock units	—	70	63
Restricted stock units	—	57	19
Weighted-average shares of Class A common stock outstanding—diluted	37,129	32,251	29,179

Earnings (loss) per share of Class A common stock—basic	$(1.14)	$0.63	$0.54
Earnings (loss) per share of Class A common stock—diluted	$(1.14)	$0.61	$0.52
Shares of our Class B common stock do not share in the earnings or losses of Shake Shack and are therefore not participating securities. As such, separate presentation of basic and diluted earnings (loss) per share of Class B common stock under the two-class method has not been presented.
The following table presents potentially dilutive securities, as of the end of the period, excluded from the computations of diluted earnings (loss) per share of Class A common stock for fiscal 2020, fiscal 2019 and fiscal 2018.

	2020		2019		2018
Stock options	489,024	(1)	946	(2)	—
Performance stock units	137,221	(1)	51,197	(3)	21,560	(3)
Restricted stock units	258,493	(1)	—		—
Shares of Class B common stock	2,951,188	(4)	3,145,197	(4)	7,557,347	(4)
(1)    Represents number of instruments outstanding at the end of the period that were excluded from the computation of diluted earnings (loss) per share of Class A common stock because the effect would have been anti-dilutive.
(2)    Weighted-average number of securities excluded from the computation of diluted earnings (loss) per share of Class A common stock because the exercise price of the stock options exceeded the average market price of our Class A common stock during the period ("out-of-the-money").
(3)    Weighted-average number of securities excluded from the computation of diluted earnings (loss) per share of Class A common stock because the performance conditions associated with these awards were not met for a portion of the fiscal year.
(4)    Shares of our Class B common stock outstanding as of the end of the period are considered potentially dilutive shares of Class A common stock. Amounts have been excluded from the computations of diluted earnings (loss) per share of Class A common stock because the effect would have been anti-dilutive under the if-converted and two-class methods.

Shake Shack Inc. Form 10-K | 114

NOTE 17: SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information for fiscal 2020, fiscal 2019 and fiscal 2018:

	2020	2019	2018
Cash paid for:
Income taxes, net of refunds	$1,612	$3,044	$3,272
Interest, net of amounts capitalized	643	255	2,261
Non-cash investing activities:
Accrued purchases of property and equipment	15,515	12,620	17,443
Capitalized landlord assets for leases where we are deemed the accounting owner	—	—	5,443
Capitalized equity-based compensation	37	101	107
Non-cash financing activities:
Class A common stock issued in connection with the redemption of LLC Interests	—	2	2
Class A common stock issued in connection with the GTC Merger	—	3	—
Cancellation of Class B common stock in connection with the redemption of LLC Interests	—	(2)	(2)
Cancellation of Class B common stock in connection with the GTC Merger	—	(3)	—
Establishment of liabilities under tax receivable agreement	4,024	32,065	44,338

NOTE 18: COMMITMENTS AND CONTINGENCIES

Lease Commitments
We are obligated under various operating leases for Shacks and our home office space, expiring in various years through 2037. Under certain of these leases, we are liable for contingent rent based on a percentage of sales in excess of specified thresholds and are responsible for our proportionate share of real estate taxes, common area maintenance costs and other occupancy costs. See Note 10, Leases.
As security under the terms of one of our leases, we are obligated under a letter of credit totaling $130 as of December 30, 2020, which expires in February 2026. Additionally, in September 2017, we entered into a letter of credit in conjunction with our new home office lease in the amount of $603, which expires in August 2021 and renews automatically for one-year periods through January 31, 2034.
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

Shake Shack Inc. Form 10-K | 115

Legal Contingencies
In February 2018, a claim was filed against Shake Shack in California state court alleging certain violations of the California Labor Code. At a mediation between the parties, we agreed to settle the matter with the plaintiff and all other California employees who elected to participate in the settlement for $1,200. As of December 30, 2020, an accrual in the amount of $1,180 was recorded for this matter and related expenses.
We are subject to various legal proceedings, claims and liabilities, such as employment-related claims and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance. As of December 30, 2020, the amount of the ultimate liability with respect to these matters was not material.
Liabilities under Tax Receivable Agreement
As described in Note 15, Income Taxes, we are a party to the Tax Receivable Agreement under which we are contractually committed to pay the non-controlling interest holders 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of certain transactions. We are not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated the transaction that gave rise to the payment are realized. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. As of December 30, 2020, we recognized $232,954 of liabilities relating to our obligations under the Tax Receivable Agreement, after concluding that it was probable that we would have sufficient future taxable income to utilize the related tax benefits. There were no transactions subject to the Tax Receivable Agreement for which we did not recognize the related liability, as we concluded that we would have sufficient future taxable income to utilize all of the related tax benefits generated by all transactions that occurred in fiscal 2020.
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

	Classification	2020	2019	2018
Amounts received from HYC	Licensing revenue	$67	$571	$420

	Classification	December 30 2020	December 25 2019
Amounts due from HYC	Accounts receivable	$8	$47

Shake Shack Inc. Form 10-K | 116

Madison Square Park Conservancy
The Chairman of our Board of Directors serves as a director of the Madison Square Park Conservancy ("MSP Conservancy"), with which we have a license agreement and pay license fees to operate our Madison Square Park Shack.

	Classification	2020	2019	2018
Amounts paid to MSP Conservancy	Occupancy and related expenses	$846	$964	$877

	Classification	December 30 2020	December 25 2019
Amounts due to MSP Conservancy	Accrued expenses	$—	$53
Share Our Strength
The Chairman of our Board of Directors serves as a director of Share Our Strength, for which Shake Shack has held the "Great American Shake Sale" to raise money and awareness for childhood hunger. During the Great American Shake Sale, we encourage guests to donate money to Share Our Strength's No Kid Hungry campaign in exchange for a coupon for a free shake. All of the guest donations we collect go directly to Share Our Strength. No amounts were due to Share Our Strength as of both December 30, 2020 and December 25, 2019.

	Classification	2020	2019	2018
Amounts raised through donations	—	$—	$190	$343

Costs incurred for free shakes redeemed	General and administrative expenses	$—	$30	$53
Olo, Inc.
The Chairman of our Board of Directors serves as a director of Olo, Inc. (formerly known as "Mobo Systems, Inc."), a platform we use in connection with our mobile ordering application. No amounts were due to Olo as of both December 30, 2020 and December 25, 2019.

	Classification	2020	2019	2018
Amounts paid to Olo	Other operating expenses	$242	$170	$111
Square, Inc.
Our Chief Executive Officer is a member of the Board of Directors of Square, Inc. ("Square"). We currently use certain point-of-sale applications, payment processing services, hardware and other enterprise platform services in connection with the processing of a limited amount of sales at certain of our locations, sales for certain off-site events and in connection with our kiosk technology. No amounts were due to Square as of both December 30, 2020 and December 25, 2019.

	Classification	2020	2019	2018
Amounts paid to Square	Other operating expenses	$1,697	$1,692	$445
USHG Acquisition Corp.
Our Chief Executive Officer has been appointed to the board of directors of USHG Acquisition Corp. in which the Chairman of our Board of Directors serves as the chairman of the board of directors of USHG Acquisition Corp. USHG Acquisition Corp. is a newly organized blank check company incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. No amounts were due to or due from USHG Acquisition Corp as of both December 30, 2020 and December 25, 2019.

Shake Shack Inc. Form 10-K | 117

Tax Receivable Agreement
As described in Note 15, Income Taxes, we entered into a Tax Receivable Agreement with certain members of SSE Holdings that provides for the payment by us of 85% of the amount of tax benefits, if any, that Shake Shack actually realizes or in some cases is deemed to realize as a result of certain transactions.

	Classification	2020	2019	2018
Amounts paid to members (inclusive of interest)	Other current liabilities	$6,643	$707	$—

	Classification	December 30 2020	December 25 2019
Amounts due under the Tax Receivable Agreement	Other current liabilities Liabilities under Tax Receivable Agreement, net of current portion	$232,954	$234,426
Distributions to Members of SSE Holdings
Under the terms of the SSE Holdings LLC Agreement, SSE Holdings is obligated to make tax distributions to its members. No tax distributions were payable to non-controlling interest holders as of December 30, 2020 and December 25, 2019.

	Classification	2020	2019	2018
Amounts paid to non-controlling interest holders	Non-controlling interests	$478	$1,708	$751
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
NOTE 20: GEOGRAPHIC INFORMATION

Revenue by geographic area for fiscal 2020, fiscal 2019 and fiscal 2018 is as follows:

	2020	2019	2018
United States	$508,292	$578,702	$447,575
Other countries	14,575	15,817	11,735
Total revenue	$522,867	$594,519	$459,310
Revenues are shown based on the geographic location of our customers and licensees. Our long-lived assets are primarily located in the United States.

Shake Shack Inc. Form 10-K | 118

NOTE 21: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth certain unaudited financial information for each quarter of fiscal 2020 and fiscal 2019. The unaudited quarterly information includes all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for the fair presentation of the information presented. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

	2020
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenue	$143,170	$91,786	$130,401	$157,510
Operating loss	(787)	(24,075)	(6,798)	(12,216)
Net loss	(1,079)	(18,031)	(6,110)	(20,314)
Net loss attributable to Shake Shack Inc.	(960)	(16,211)	(5,559)	(19,428)
Loss per share(1):
Basic	$(0.03)	$(0.43)	$(0.15)	$(0.50)
Diluted	$(0.03)	$(0.43)	$(0.15)	$(0.50)

	2019
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenue	$132,609	$152,713	$157,762	$151,435
Operating income	5,162	11,871	8,164	488
Net income (loss)	3,607	11,171	11,423	(2,073)
Net income (loss) attributable to Shake Shack Inc.	2,546	9,030	10,344	(2,093)
Earnings (loss) per share(1):
Basic	$0.09	$0.30	$0.32	$(0.06)
Diluted	$0.08	$0.29	$0.31	$(0.06)
(1)    Basic and diluted earnings (loss) per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted earnings (loss) per share amounts may not equal annual basic and diluted earnings (loss) per share amounts.

Shake Shack Inc. Form 10-K | 119

Schedule I: Condensed Financial Information of Registrant

SHAKE SHACK INC.
CONDENSED BALANCE SHEETS
(PARENT COMPANY ONLY)
(in thousands, except share and per share amounts)

	December 30 2020	December 25 2019
ASSETS
Current assets:
Cash	$9,469	$9,223
Accounts receivable	—	1
Prepaid expenses	45	206
Total current assets	9,514	9,430
Due from SSE Holdings	2,103	7,124
Deferred income taxes, net	285,577	279,012
Investment in subsidiaries	356,497	247,372
TOTAL ASSETS	$653,691	$542,938
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	3	1
Accrued expenses	125	44
Due to SSE Holdings	13,288	9,652
Current portion of liabilities under tax receivable agreement	—	7,777
Total current liabilities	13,416	17,474
Liabilities under tax receivable agreement, net of current portion	232,954	226,649
Total liabilities	246,370	244,123
Commitments and contingencies
Stockholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of December 30, 2020 and December 25, 2019, respectively.	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 38,717,790 and 34,417,302 shares issued and outstanding as of December 30, 2020 and December 25, 2019, respectively.	39	35
Class B common stock, $0.001 par value—35,000,000 shares authorized; 2,951,188 and 3,145,197 shares issued and outstanding as of December 30, 2020 and December 25, 2019, respectively.	3	3
Additional paid-in capital	395,067	244,410
Retained earnings	12,209	54,367
Accumulated other comprehensive loss	3	—
Total stockholders' equity	407,321	298,815
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$653,691	$542,938
See accompanying Notes to Condensed Financial Statements.

Shake Shack Inc. Form 10-K | 120

Schedule I: Condensed Financial Information of Registrant (continued)

SHAKE SHACK INC.
CONDENSED STATEMENTS OF INCOME (LOSS)
(PARENT COMPANY ONLY)
(in thousands)

	Fiscal Year Ended
	December 30 2020	December 25 2019	December 26 2018
Intercompany revenue	$1,560	$2,018	$2,055
TOTAL REVENUE	1,560	2,018	2,055
General and administrative expenses	2,179	1,683	1,933
TOTAL EXPENSES	2,179	1,683	1,933
OPERATING INCOME (LOSS)	(619)	335	122
Equity in net income (loss) of subsidiaries	(41,152)	19,831	21,537
Other income (loss)	(1,147)	808	78
Interest expense	—	(150)	(14)
INCOME (LOSS) BEFORE INCOME TAXES	(42,918)	20,824	21,723
Income tax expense (benefit)	(760)	997	6,544
NET INCOME (LOSS)	$(42,158)	$19,827	$15,179
See accompanying Notes to Condensed Financial Statements.

Shake Shack Inc. Form 10-K | 121

Schedule I: Condensed Financial Information of Registrant (continued)

SHAKE SHACK INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(PARENT COMPANY ONLY)
(in thousands)

	Fiscal Year Ended
	December 30 2020	December 25 2019	December 26 2018
Net income (loss)	$(42,158)	$19,827	$15,179
Other comprehensive income, net of tax(1):
Change in foreign currency translation adjustment	1	—	—
Equity securities:
Change in net unrealized holding losses	—	—	(3)
Less: reclassification adjustments for net realized losses included in net income	—	—	13
Net change	1	—	10
OTHER COMPREHENSIVE INCOME	1	—	10
COMPREHENSIVE INCOME (LOSS)	$(42,157)	$19,827	$15,189
(1) Net of tax benefit of $0 for fiscal years ended December 30, 2020, December 25, 2019 and December 26, 2018.
See accompanying Notes to Condensed Financial Statements.

Shake Shack Inc. Form 10-K | 122

Schedule I: Condensed Financial Information of Registrant (continued)

SHAKE SHACK INC.
CONDENSED STATEMENTS OF CASH FLOWS
(PARENT COMPANY ONLY)
(in thousands)

	Fiscal Year Ended
	December 30 2020	December 25 2019	December 26 2018
OPERATING ACTIVITIES
Net income (loss)	$(42,158)	$19,827	$15,179
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in net income of subsidiaries	41,152	(19,831)	(21,537)
Equity-based compensation	555	279	252
Deferred income taxes	(721)	(5,317)	777
Non-cash interest expense	—	151	—
Other non-cash income	1,147	(808)	(78)
Changes in operating assets and liabilities:
Accounts receivable	1	(1)	—
Prepaid expenses and other current assets	161	(71)	—
Due to/from SSE Holdings	(1,254)	(5,190)	(7,103)
Accounts payable	2	1	—
Accrued expenses	(29)	6,003	5,669
Other current liabilities	—	—	14
NET CASH USED IN OPERATING ACTIVITIES	(1,144)	(4,957)	(6,827)
INVESTING ACTIVITIES
Purchases of LLC Interests from SSE Holdings	(171,180)	(29,481)	(11,142)
Return of investment in SSE Holdings	—	—	2,053
NET CASH USED IN INVESTING ACTIVITIES	(171,180)	(29,481)	(9,089)
FINANCING ACTIVITIES
Proceeds from issuance of Class A common stock sold in equity offerings, net of underwriting discounts, commissions and offering costs	144,861	—	—
Proceeds from issuance of Class A common stock to SSE Holdings upon settlement of equity awards	26,319	29,481	11,142
Proceeds from stock option exercises	8,033	9,201	5,472
Payments under tax receivable agreement	(6,643)	(707)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	172,570	37,975	16,614
INCREASE IN CASH	246	3,537	698
CASH AT BEGINNING OF PERIOD	9,223	5,686	4,988
CASH AT END OF PERIOD	$9,469	$9,223	$5,686

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
The Parent Company's cash inflows are primarily from cash dividends or distributions and other transfers from SSE Holdings. The amounts available to the Parent Company to fulfill cash commitments and pay cash dividends on its common stock are subject to certain restrictions in SSE Holdings' Revolving Credit Facility. See Note 9, Debt, to the Company's consolidated financial statements.
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
The Parent Company is the sole managing member of SSE Holdings, and pursuant to the Third Amended and Restated LLC Agreement of SSE Holdings (the “SSE Holdings LLC Agreement”), receives compensation in the form of reimbursements for all costs associated with being a public company and maintaining its existence. Intercompany revenue consists of these reimbursement payments and is recognized when the corresponding expense to which it relates is recognized. Certain intercompany balances presented in these condensed Parent Company financial statements are eliminated in the consolidated financial statements. Intercompany receivables of $2,103 and $7,124 were eliminated in consolidation as of December 30, 2020 and December 25, 2019, respectively. Intercompany payables of $13,288 and $9,652 were eliminated in consolidation as of December 30, 2020 and December 25, 2019, respectively.
For fiscal 2020, $1,560 and $41,152 of intercompany revenue and equity in net loss of subsidiaries, respectively, was eliminated in consolidation. For fiscal 2019, $2,018 and $19,831 of intercompany revenue and equity in net income of subsidiaries, respectively, was eliminated in consolidation. Related party amounts that were not eliminated in the consolidated financial statements include the Parent Company's liabilities under the tax receivable agreement, which totaled $232,954 and $234,426 as of December 30, 2020 and December 25, 2019, respectively.
NOTE 3: COMMITMENTS AND CONTINGENCIES
On February 4, 2015, the Parent Company entered into a tax receivable agreement with the non-controlling interest holders that provides for payments to the non-controlling interest holders of 85% of the amount of any tax benefits that the Parent Company actually realizes, or in some cases is deemed to realize, as a result of certain transactions. See Note 15, Income Taxes, to the consolidated financial statements for more information regarding the Parent Company's Tax Receivable Agreement. As described in Note 18, Commitments and Contingencies, to the consolidated financial statements, amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income of Shake Shack Inc. over the term of the Tax Receivable Agreement and (ii) future changes in tax laws.

Shake Shack Inc. Form 10-K | 124

As of December 30, 2020 and December 25, 2019, liabilities under the tax receivable agreement totaled $232,954 and $234,426, respectively.
NOTE 4: SUPPLEMENTAL CASH FLOW INFORMATION
The following table sets forth supplemental cash flow information for fiscal 2020, fiscal 2019 and fiscal 2018:

	2020	2019	2018
Cash paid for:
Income taxes	$124	$233	$185
Non-cash investing activities:
Accrued contribution related to stock option exercises	8,094	9,227	5,472
Class A common stock issued in connection with the acquisition of LLC Interests upon redemption by the non-controlling interest holders	1,723	11,934	15,202
Class A common stock issued in connection with the GTC merger	—	19,218	—
Non-cash contribution made in connection with equity awards granted to employees of SSE Holdings	5,193	4,402	5,999
Non-cash financing activities:
Cancellation of Class B common stock in connection with the redemption of LLC Interests	—	(2)	(2)
Cancellation of Class B common stock in connection with the GTC merger	—	(3)	—
Establishment of liabilities under tax receivable agreement	4,024	32,065	44,338

Shake Shack Inc. Form 10-K | 125

Schedule II: Valuation and Qualifying Accounts

	Balance at beginning of period	Additions			Reductions	Balance at end of period
(in thousands)		Charged to costs and expenses	Charged to other accounts
Deferred tax asset valuation allowance:
Fiscal year ended December 26, 2018	$10,114	$782	$—		$(3,971)	$6,925
Fiscal year ended December 25, 2019	$6,925	$(4,654)	$—		$(1,317)	$954
Fiscal year ended December 30, 2020	$954	$(2,610)	$4,312	(1)	$—	$2,656
(1)    Amount relates to a valuation allowance established on deferred tax assets related to our investment in SSE Holdings.

Shake Shack Inc. Form 10-K | 126

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
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

For Management's Report on Internal Control over Financial Reporting, see Item 8, Financial Statements and Supplementary Data.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Not applicable.

Shake Shack Inc. Form 10-K | 127

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item with respect to our directors is incorporated by reference to the sections entitled “Nominees for Election as Class III Directors” and "Continuing Directors" in our Proxy Statement to be filed in connection with our 2021 Annual Meeting of Shareholders (the “Proxy Statement”). The information required by this item with respect to our Code of Business Conduct and Audit Committee (including our “audit committee financial expert”) is incorporated by reference to the sections entitled “Code of Ethics” and “Audit Committee Report.”
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
Item 11. Executive Compensation.
The information required by this item with respect to director and executive officer compensation is incorporated by reference to the section entitled “Compensation Discussion and Analysis” in our Proxy Statement.
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
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY INCENTIVE PLANS

The following table provides information about our compensation plans under which our Class A common stock is authorized for issuance, as of December 30, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans(2)
Equity compensation plans approved by security holders(1)	489,024	$21.83	3,115,614
(1)    Includes awards granted and available to be granted under our 2015 Incentive Award Plan.
(2)    This amount represents shares of common stock available for issuance under the 2015 Incentive Award Plan, which include stock options, performance stock units and restricted stock units.

Shake Shack Inc. Form 10-K | 128

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

Shake Shack Inc. Form 10-K | 129

Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a)The following documents are filed as part of this report:
(1)Financial Statements

(2)Financial Statement Schedules

Page
Schedule I: Condensed Financial Information of Registrant	120
Schedule II: Valuation and Qualifying Accounts	126
All other financial statement schedules are omitted since they are not required or are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

(1)Exhibits
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.
Item 16. Form 10-K Summary
None.

Shake Shack Inc. Form 10-K | 130

EXHIBIT INDEX

Exhibit Number			Incorporated by Reference			Filed Herewith
		Exhibit Description	Form	Exhibit	Filing Date
3.1		Amended and Restated Certificate of Incorporation of Shake Shack Inc., effective February 4, 2015	8-K	3.1	2/10/2015
3.2		Second Amended and Restated Bylaws of Shake Shack Inc., dated October 1, 2019	8-K	3.1	10/4/2019
4.1		Form of Class A Common Stock Certificate	S-1/A	4.1	1/28/2015
4.2		Description of Securities				#
10.1		Third Amended and Restated Limited Liability Company Agreement of SSE Holdings, LLC, dated February 4, 2015 by and among SSE Holdings, LLC and its Members	8-K	10.3	2/10/2015
10.1.1		Amendment No. 1 to Third Amended and Restated Limited Liability Company Agreement of SSE Holdings, LLC, dated March 7, 2016, but effective as of February 4, 2015	POSAM	10.1.1	3/10/2016
10.1.2		Amendment No. 2 to Third Amended and Restated Limited Liability Company Agreement of SSE Holdings, LLC, dated February 6, 2017	10-K	10.1.2	3/13/2017
10.1.3		Amendment No. 3 to Third Amended and Restated Limited Liability Company Agreement of SSE Holdings, LLC, dated March 31, 2020	10-Q	10.1	7/31/2020
10.2		Amended and Restated Management Services Agreement, effective as of January 15, 2015, by and between SSE Holdings, LLC and USHG, LLC	S-1	10.13	12/29/2014
10.3		Tax Receivable Agreement, dated February 4, 2015, by and among Shake Shack Inc., SSE Holdings, LLC and each of the Members from time to time party thereto	8-K	10.1	2/10/2015
10.4		Registration Rights Agreement, dated February 4, 2015, by and among Shake Shack Inc. and each other person identified on the schedule of investors attached thereto	8-K	10.2	2/10/2015
10.4.1		Amendment No. 1 to Registration Rights Agreement, dated and effective as of October 8, 2015, by and among Shake Shack Inc., the Continuing SSE Equity Owners and affiliates of the Former SSE Equity Owners	10-Q	10.2	11/6/2015
10.5		Stockholders Agreement, dated February 4, 2015, by and among Shake Shack Inc., SSE Holdings, LLC, and the persons and entities listed on the schedules attached thereto	8-K	10.4	2/10/2015
10.5.1		Amendment No. 1 to Stockholders Agreement, dated and effective as of October 8, 2015, by and among Shake Shack Inc., SSE Holdings, LLC, the Meyer Stockholders, the LGP Stockholders and the SEG Stockholders	10-Q	10.1	11/6/2015
10.5.2		Amendment No. 2 to Stockholders Agreement, dated and effective as of May 11, 2017, by and among Shake Shack Inc., SSE Holdings, LLC, the Meyer Stockholders, the LGP Stockholders and the SEG Stockholders	10-Q	10.2	8/4/2017
10.5.3		Amendment No. 3 to Stockholders Agreement, dated and effective as of October 16, 2018, by and among Shake Shack Inc., SSE Holdings, LLC, the Meyer Stockholders, the LPG Stockholders and the SEG Stockholders	10-K	10.5.3	2/25/2019
10.6		Form of Indemnification Agreement entered into between Shake Shack Inc. and each of its directors and officers, effective February 4, 2015	S-1/A	10.21	1/20/2015
10.7	†	Shake Shack Inc. 2015 Incentive Award Plan	S-8	4.4	1/30/2015
10.7.1	†	Amendment No. 1 to the Shake Shack Inc. 2015 Incentive Award Plan, dated April 26, 2016	10-Q	10.1	5/16/2016
10.7.2	†	Amendment No. 2 to the Shake Shack Inc. 2015 Incentive Award Plan, dated February 5, 2019	10-Q	10.1	5/6/2019
10.7.3	†	Form of Employee Option Agreement under the Shake Shack Inc. 2015 Incentive Award Plan, as amended	S-1/A	10.19	1/20/2015
10.7.4	†	Form of Director Option Agreement under the Shake Shack Inc. 2015 Incentive Award Plan, as amended	S-1/A	10.20	1/20/2015

Shake Shack Inc. Form 10-K | 131

Exhibit Number			Incorporated by Reference			Filed Herewith
		Exhibit Description	Form	Exhibit	Filing Date
10.7.5	†	Form of Performance Stock Unit Award Agreement under the Shake Shack Inc., 2015 Incentive Award Plan, as amended	10-Q	10.2	5/16/2016
10.7.6	†	Form of Supplement to Performance Stock Unit Award Agreement under the Shake Shack Inc. 2015 Incentive Award Plan, as amended	10-Q	10.3	5/16/2016
10.7.7	†	Form of Employee Restricted Stock Unit Award Agreement under the Shake Shack Inc. 2015 Incentive Award Plan as amended	10-K	10.9.6	2/25/2019
10.7.8	†	Form of Employee Restricted Stock Unit Award Supplement under the Shake Shack Inc. 2015 Incentive Award Plan as amended	10-K	10.9.7	2/25/2019
10.7.9	†	Form of Director Restricted Stock Unit Award Agreement under the Shake Shack Inc. 2015 Incentive Award Plan as amended	10-K	10.9.8	2/25/2019
10.8	†	2015 Senior Executive Bonus Plan	S-1	10.12	12/29/2014
10.9	†	Amended and Restated Employment Agreement, effective January 5, 2017, by and among Zach Koff, Shake Shack Inc. and SSE Holdings, LLC	8-K	10.1	1/5/2017
10.9.1	†	Employment Agreement, dated April 28, 2017, but effective as of a date to be agreed upon by the parties, no later than July 31, 2017, by and among Tara Comonte, Shake Shack Inc. and SSE Holdings, LLC	8-K	10.1	5/1/2017
10.9.2	†	Amended and Restated Employment Agreement, effective October 25, 2018, by and among Shake Shack Inc., SSE Holdings, LLC and Randy Garutti	8-K	10.1	10/26/2018
10.10	†	Non-Employee Director Compensation Policy	10-K	10.19	2/26/2018
10.10.1	†	Amended & Restated Non-Employee Director Compensation Policy, dated May 19, 2016	10-K	10.19.1	2/26/2018
10.10.2	†	Second Amended & Restated Non-Employee Director Compensation Policy, dated March 17, 2017	10-K	10.19.2	2/26/2018
10.11		Credit Agreement, dated as of August 2, 2019, by and among SSE Holdings, LLC, the Guarantors party thereto, the Lenders referred to therein and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender	8-K	10.1	8/5/2019
10.11.1		First Amendment to Credit Agreement, dated as of May 4, 2020, by and among SSE Holdings, LLC, the Guarantors party thereto, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent	10-Q	10.3	5/4/2020
10.12		Security and Pledge Agreement, dated as of August 2, 2019, by and among SSE Holdings, LLC, the other Obligors party thereto, and Wells Fargo Bank, National Association, as Administrative Agent	10-Q	10.2	11/4/2019
10.13		Distribution Agreement, dated April 17, 2020, by and between Shake Shack Inc., J.P. Morgan Securities LLC, BofA Securities, Inc. and Wells Fargo Securities LLC	8-K	1.1	4/17/2020
10.14		Underwriting Agreement, dated April 17, 2020, by and between the Company and J.P. Morgan Securities LLC	8-K	1.1	4/21/2020
10.15		Letter Agreement, dated June 18, 2020, by and between Tristan Walker and Shake Shack Inc.	8-K	1.1	6/18/2020
21		Subsidiaries of Shake Shack Inc.				*
23		Consent of Independent Registered Public Accounting Firm				*
31.1		Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2		Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32		Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				#
101.INS		XBRL Instance Document				*
101.SCH		XBRL Taxonomy Extension Schema Document				*
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document				*

Shake Shack Inc. Form 10-K | 132

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				*
†    Indicates a management contract or compensatory plan or arrangement.
#    Furnished herewith.

Shake Shack Inc. Form 10-K | 133

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shake Shack Inc.
(Registrant)

	By:	/s/ Tara Comonte
Tara Comonte
Date: February 26, 2021		President and Chief Financial Officer
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
February 26, 2021
/s/ Randy Garutti	Chief Executive Officer and Director
Randy Garutti	(Principal Executive Officer)

/s/ Tara Comonte	President and Chief Financial Officer	February 26, 2021
Tara Comonte	(Principal Financial and Accounting Officer)

/s/ Daniel Meyer	Chairman of the Board of Directors	February 26, 2021
Daniel Meyer

/s/ Sumaiya Balbale	Director	February 26, 2021
Sumaiya Balbale

/s/ Anna Fieler	Director	February 26, 2021
Anna Fieler

/s/ Jeff Flug	Director	February 26, 2021
Jeff Flug

/s/ Jenna Lyons	Director	February 26, 2021
Jenna Lyons

/s/ Joshua Silverman	Director	February 26, 2021
Joshua Silverman

/s/ Jonathan D. Sokoloff	Director	February 26, 2021
Jonathan D. Sokoloff

/s/ Robert Vivian	Director	February 26, 2021
Robert Vivian

/s/ Tristan Walker	Director	February 26, 2021
Tristan Walker

Shake Shack Inc. Form 10-K | 134