Form 10-Q
period 2021-03-31
Shake Shack Inc.
filed 2021-05-07
CIK 1620533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of April 28, 2021, there were 39,103,614 shares of Class A common stock outstanding and 2,921,588 shares of Class B common stock outstanding.

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
All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Form 10-Q in the context of the risks and uncertainties disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2020 filed with the Securities and Exchange Commission (the "SEC").
The forward-looking statements included in this Form 10-Q are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
Shake Shack Inc. Form 10-Q | 1

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
2 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	March 31 2021	December 30 2020
ASSETS
Current assets:
Cash and cash equivalents	$374,999	$146,873
Marketable securities	40,914	36,887
Accounts receivable, net	8,838	9,464
Inventories	2,734	2,888
Prepaid expenses and other current assets	7,805	7,074
Total current assets	435,290	203,186
Property and equipment, net of accumulated depreciation of $179,226 and $166,156, respectively	348,580	336,541
Operating lease assets	312,087	306,317
Deferred income taxes, net	299,838	287,007
Other assets	11,794	12,297
TOTAL ASSETS	$1,407,589	$1,145,348
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24,307	$23,487
Accrued expenses	28,774	25,920
Accrued wages and related liabilities	13,306	10,441
Operating lease liabilities, current	37,275	35,657
Other current liabilities	15,087	14,200
Total current liabilities	118,749	109,705
Long-term debt	242,875	—
Long-term operating lease liabilities	349,670	343,736
Liabilities under tax receivable agreement, net of current portion	234,048	232,954
Other long-term liabilities	22,297	24,460
Total liabilities	967,639	710,855
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of March 31, 2021 and December 30, 2020.	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 39,103,239 and 38,717,790 shares issued and outstanding as of March 31, 2021 and December 30, 2020, respectively.	39	39
Class B common stock, $0.001 par value—35,000,000 shares authorized; 2,921,588 and 2,951,188 shares issued and outstanding as of March 31, 2021 and December 30, 2020, respectively.	3	3
Additional paid-in capital	400,371	395,067
Retained earnings	13,518	12,209
Accumulated other comprehensive income	2	3
Total stockholders' equity attributable to Shake Shack Inc.	413,933	407,321
Non-controlling interests	26,017	27,172
Total equity	439,950	434,493
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,407,589	$1,145,348
See accompanying Notes to Condensed Consolidated Financial Statements.
Shake Shack Inc. Form 10-Q | 3

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(in thousands, except per share amounts)

	Thirteen Weeks Ended
	March 31 2021	March 25 2020
Shack sales	$150,668	$138,048
Licensing revenue	4,614	5,122
TOTAL REVENUE	155,282	143,170
Shack-level operating expenses:
Food and paper costs	44,630	39,564
Labor and related expenses	46,382	41,766
Other operating expenses	23,144	17,779
Occupancy and related expenses	13,911	12,558
General and administrative expenses	19,565	16,191
Depreciation and amortization expense	13,726	11,768
Pre-opening costs	3,576	2,243
Impairment and loss on disposal of assets	369	2,088
TOTAL EXPENSES	165,303	143,957
OPERATING LOSS	(10,021)	(787)
Other income (expense), net	31	(93)
Interest expense	(515)	(112)
LOSS BEFORE INCOME TAXES	(10,505)	(992)
Income tax expense (benefit)	(11,080)	87
NET INCOME (LOSS)	575	(1,079)
Less: net loss attributable to non-controlling interests	(734)	(119)
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$1,309	$(960)
Earnings (loss) per share of Class A common stock:
Basic	$0.03	$(0.03)
Diluted	$0.01	$(0.03)
Weighted-average shares of Class A common stock outstanding:
Basic	38,948	34,444
Diluted	42,789	34,444
`See accompanying Notes to Condensed Consolidated Financial Statements.

4 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Thirteen Weeks Ended
	March 31 2021	March 25 2020
Net income (loss)	$575	$(1,079)
Other comprehensive income (loss), net of tax(1):
Change in foreign currency translation adjustment	(1)	1
Net change	(1)	1
OTHER COMPREHENSIVE INCOME (LOSS)	(1)	1
COMPREHENSIVE INCOME (LOSS)	574	(1,078)
Less: comprehensive loss attributable to non-controlling interest	(734)	(119)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$1,308	$(959)
(1) Net of tax expense of $0 for the thirteen weeks ended March 31, 2021 and March 25, 2020.
See accompanying Notes to Condensed Consolidated Financial Statements.
Shake Shack Inc. Form 10-Q | 5

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands, except share amounts)

For the Thirteen Weeks Ended March 31, 2021 and March 25, 2020
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 30, 2020	38,717,790	$39	2,951,188	$3	$395,067	$12,209	$3	$27,172	$434,493
Net income (loss)						1,309		(734)	575
Other comprehensive income (loss):
Net change in foreign currency translation adjustment							(1)		(1)
Equity-based compensation					1,696				1,696
Activity under stock compensation plans	355,849				3,359			82	3,441
Redemption of LLC Interests	29,600		(29,600)		36			(36)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					213				213
Distributions paid to non-controlling interest holders								(467)	(467)
BALANCE, MARCH 31, 2021	39,103,239	$39	2,921,588	$3	$400,371	$13,518	$2	$26,017	$439,950

BALANCE, DECEMBER 25, 2019	34,417,302	$35	3,145,197	$3	$244,410	$54,367	$2	$23,168	$321,985
Net loss						(960)		(119)	(1,079)
Other comprehensive income (loss):
Net change in foreign currency translation adjustment							1		1
Equity-based compensation					1,313				1,313
Activity under stock compensation plans	77,903	—			424			(361)	63
Redemption of LLC Interests	28,195	—	(28,195)	—	195			(195)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					628				628
Distributions paid to non-controlling interest holders								(305)	(305)
BALANCE, MARCH 25, 2020	34,523,400	$35	3,117,002	$3	$246,970	$53,407	$3	$22,188	$322,606

6 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Thirteen Weeks Ended
	March 31 2021	March 25 2020
OPERATING ACTIVITIES
Net income (loss) (including amounts attributable to non-controlling interests)	$575	$(1,079)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization expense	13,726	11,768
Amortization of debt issuance costs	86	—
Amortization of cloud computing asset	313	260
Non-cash operating lease cost	12,330	10,742
Equity-based compensation	1,681	1,300
Deferred income taxes	(1,523)	3,775
Non-cash interest expense	337	69
Gain on sale of marketable securities	—	(79)
Impairment and loss on disposal of assets	369	2,088
Unrealized loss on available-for-sale securities	46	356
Other non-cash (income) expense	(1)	183
Changes in operating assets and liabilities:
Accounts receivable	626	3,150
Inventories	154	306
Prepaid expenses and other current assets	(731)	(439)
Other assets	(216)	(1,039)
Accounts payable	1,474	(4,449)
Accrued expenses	(9,420)	(6,330)
Accrued wages and related liabilities	2,865	(5,113)
Other current liabilities	(158)	273
Long-term operating lease liabilities	(10,754)	(8,755)
Other long-term liabilities	(1,828)	497
NET CASH PROVIDED BY OPERATING ACTIVITIES	9,951	7,484
INVESTING ACTIVITIES
Purchases of property and equipment	(23,155)	(19,159)
Purchases of marketable securities	(4,073)	(192)
Sales of marketable securities	—	20,000
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(27,228)	649
FINANCING ACTIVITIES
Proceeds from issuance of convertible notes, net of discount	243,750	—
Proceeds from revolving credit facility	—	50,000
Deferred financing costs	(70)	—
Payments on principal of finance leases	(602)	(615)
Distributions paid to non-controlling interest holders	(467)	(305)
Payments under tax receivable agreement	—	(6,569)
Debt issuance costs	(649)	—
Proceeds from stock option exercises	6,451	1,032
Employee withholding taxes related to net settled equity awards	(3,010)	(969)
NET CASH PROVIDED BY FINANCING ACTIVITIES	245,403	42,574
NET INCREASE IN CASH AND CASH EQUIVALENTS	228,126	50,707
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	146,873	37,099
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$374,999	$87,806
See accompanying Notes to Condensed Consolidated Financial Statements.
Shake Shack Inc. Form 10-Q | 7

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

8 | Shake Shack Inc. Form 10-Q

NOTE 1: NATURE OF OPERATIONS

Shake Shack Inc. was formed on September 23, 2014 as a Delaware corporation for the purpose of facilitating an initial public offering and other related transactions in order to carry on the business of SSE Holdings, LLC and its subsidiaries ("SSE Holdings"). We are the sole managing member of SSE Holdings and, as sole managing member, we operate and control all of the business and affairs of SSE Holdings. As a result, we consolidate the financial results of SSE Holdings and report a non-controlling interest representing the economic interest in SSE Holdings held by the other members of SSE Holdings. As of March 31, 2021 we owned 93.0% of SSE Holdings. Unless the context otherwise requires, "we," "us," "our," "Shake Shack," the "Company" and other similar references, refer to Shake Shack Inc. and, unless otherwise stated, all of its subsidiaries, including SSE Holdings.
We operate and license Shake Shack restaurants ("Shacks"), which serve hamburgers, hot dogs, chicken, crinkle-cut fries, shakes, frozen custard, beer, wine and more. As of March 31, 2021, there were 321 Shacks in operation, system-wide, of which 192 were domestic Company-operated Shacks, 22 were domestic licensed Shacks and 107 were international licensed Shacks. As of March 31, 2021, four domestic Company-operated Shacks and 16 licensed Shacks were temporarily closed, primarily due to the COVID-19 pandemic.
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Shake Shack Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and on a basis consistent in all material respects with the accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 30, 2020 ("2020 Form 10-K"). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our 2020 Form 10-K. In our opinion, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of our financial position and results of operation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.
SSE Holdings is considered a variable interest entity. Shake Shack Inc. is the primary beneficiary as we have the majority economic interest in SSE Holdings and, as the sole managing member, have decision making authority that significantly affects the economic performance of the entity, while the limited partners have no substantive kick-out or participating rights. As a result, we consolidate SSE Holdings. The assets and liabilities of SSE Holdings represent substantially all of our consolidated assets and liabilities with the exception of certain deferred taxes and liabilities under the Tax Receivable Agreement. As of March 31, 2021 and December 30, 2020, the net assets of SSE Holdings were $380,713 and $383,669, respectively. The assets of SSE Holdings are subject to certain restrictions in SSE Holdings' revolving credit agreement. See Note 6, Debt, for more information.
Fiscal Year
We operate on a 52/53 week fiscal year ending on the last Wednesday in December. Fiscal 2021 contains 52 weeks and ends on December 29, 2021. Fiscal 2020 contained 53 weeks and ended on December 30, 2020. Unless otherwise stated, references to years in this report relate to fiscal years.
Use of Estimates
The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and
Shake Shack Inc. Form 10-Q | 9

liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.
Recently Adopted Accounting Pronouncements
We adopted the Accounting Standards Updates (“ASUs”) summarized below in fiscal 2021.

Accounting Standards Update	Description	Date Adopted
Simplifying the Accounting for Income Taxes (ASU 2019-12)
This standard simplifies various aspects related to accounting for income taxes by removing certain exceptions to the general principles in ASC 740, “Income Taxes” (“ASC 740”), and clarifying certain aspects of the current guidance to promote consistency among reporting entities.

The adoption of this standard did not have a material impact to our condensed consolidated financial statements.
December 31, 2020
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

We elected to early adopt this standard, beginning December 31, 2020.

The guidance of this ASU is applicable to our convertible notes issued in March 2021. As a result, the convertible notes are accounted for as a single liability measured at amortized cost. The if-converted earnings per share ("EPS") method is used, with the effect of potential share settlement included in diluted EPS. Refer to Note 6, Debt, for further details of the convertible notes issued.
December 31, 2020
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
Licensing revenues include initial territory fees, Shack opening fees, and ongoing sales-based royalty fees from licensed Shacks. Generally, the licenses granted to develop, open and operate each Shack in a specified territory are the predominant goods or services transferred to the licensee in our contracts, and represent distinct performance obligations. Ancillary promised services, such as training and assistance during the initial opening of a Shack, are typically combined with the licenses and considered as one performance obligation per Shack. We determine the transaction price for each contract, which is comprised of the initial territory fee, and an estimate of the total Shack opening fees we expect to be entitled to. The calculation of total Shack opening fees included in the transaction price requires judgment, as it is based on an estimate of the number of Shacks we expect the licensee to open. The transaction price is then allocated equally to each Shack expected to open. The performance obligations are satisfied over time, starting when a Shack opens, through the end of the term of the license granted to the Shack. Because we are transferring licenses to access our intellectual property during a contractual term, revenue is recognized on a straight-line basis over the license term. Generally, payment for the initial territory fee is received upon execution of the licensing agreement, and payment for the Shack opening fees are received either in advance of or upon opening the related Shack. These payments are initially deferred and recognized as revenue as the performance obligations are satisfied, which occurs over a long-term period.
10 | Shake Shack Inc. Form 10-Q

Revenue from sales-based royalties is recognized as the related sales occur.
Revenue recognized during the thirteen weeks ended March 31, 2021 and March 25, 2020, disaggregated by type is as follows:

	Thirteen Weeks Ended
	March 31 2021	March 25 2020
Shack sales	$150,668	$138,048
Licensing revenue:
Sales-based royalties	4,425	4,944
Initial territory and opening fees	189	178
Total revenue	$155,282	$143,170
The aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2021 was $16,748. We expect to recognize this amount as revenue over a long-term period, as the license term for each Shack ranges from 5 to 20 years. This amount excludes any variable consideration related to sales-based royalties.
Contract Balances
Opening and closing balances of contract liabilities and receivables from contracts with customers is as follows:

	March 31 2021	December 31 2020
Shack sales receivables	$5,641	$5,373
Licensing receivables, net of allowance for doubtful accounts	2,420	2,647
Gift card liability	2,600	2,637
Deferred revenue, current	612	608
Deferred revenue, long-term	11,965	12,151
Revenue recognized during the thirteen weeks ended March 31, 2021 and March 25, 2020 that was included in their respective liability balances at the beginning of the period is as follows:

	Thirteen Weeks Ended
	March 31 2021	March 25 2020
Gift card liability	$219	$300
Deferred revenue	181	175
NOTE 4: FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying value of our Cash and cash equivalents, Accounts receivable, net, Accounts payable and Accrued expenses approximate their fair value due to the short-term nature of these financial instruments.
As of March 31, 2021 and December 30, 2020, we held certain assets that are required to be measured at fair value on a recurring basis including our Marketable securities, which consist of investments in equity securities. Fair value of these investments is measured using Level 1 inputs (unadjusted quoted prices in active markets for identical assets). The carrying value of these investments in equity securities approximates fair value.
Our assets measured at fair value on a recurring basis as of March 31, 2021 and December 30, 2020 were as follows:
Shake Shack Inc. Form 10-Q | 11

	Fair Value Measurements
	March 31 2021	December 30 2020
	Level 1	Level 1
Equity securities:
Mutual funds	$40,914	$36,887
Total Marketable securities	$40,914	$36,887
Refer to Note 6, Debt, for the fair value of the Company's outstanding debt instruments.
A summary of Other income (expense) from equity securities recognized during the thirteen weeks ended March 31, 2021 and March 25, 2020 is as follows:

	Thirteen Weeks Ended
	March 31 2021	March 25 2020
Equity securities:
Dividend income	$74	$184
Realized gain (loss) on sale of investments	—	79
Unrealized gain (loss) on equity securities	(46)	(356)
Total	$28	$(93)
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets and liabilities that are measured at fair value on a non-recurring basis include our long-lived assets, operating lease right-of-use assets and indefinite-lived intangible assets. During the thirteen weeks ended March 25, 2020, we recognized an impairment charge of $1,132 at one location. Of the total impairment charge, $736 was attributed to property and equipment held and used, $383 was attributed to operating lease right-of-use assets, and $13 was attributed to finance lease right-of-use assets. The asset impairment charge was included in Impairment and loss on disposal of assets on the Condensed Consolidated Statement of Income (Loss). The fair values of assets were determined using an income-based approach and are classified as Level 3 within the fair value hierarchy. Significant inputs include projections of future cash flows, discount rates, Shack sales and profitability. There were no impairment charges recognized during the thirteen weeks ended March 31, 2021.
Shake Shack Inc. Form 10-Q | 12

NOTE 5: SUPPLEMENTAL BALANCE SHEET INFORMATION

The components of Other current liabilities as of March 31, 2021 and December 30, 2020 are as follows:

	March 31 2021	December 30 2020
Sales tax payable	$4,045	$4,285
Gift card liability	2,600	2,637
Current portion of financing equipment lease liabilities	2,445	1,998
Other	5,997	5,280
Other current liabilities	$15,087	$14,200
The components of Other long-term liabilities as of March 31, 2021 and December 30, 2020 are as follows:

	March 31 2021	December 30 2020
Deferred licensing revenue	$11,965	$12,151
Long-term portion of financing equipment lease liabilities	4,056	3,586
Other(1)	6,276	8,723
Other long-term liabilities	$22,297	$24,460
(1)    As of March 31, 2021, Other included $3,359 of deferred lease incentive liabilities related to leases with variable lease cost as well as $2,607 of deferred Social Security taxes associated with the Coronavirus Aid, Relief, and Economic Security Act.
NOTE 6: DEBT

Revolving Credit Facility
In August 2019, we entered into a revolving credit facility agreement ("Revolving Credit Facility"), which permits borrowings up to $50,000, of which the entire amount is available immediately, with the ability to increase available borrowings up to an additional $100,000, to be made available subject to satisfaction of certain conditions. The Revolving Credit Facility also permits the issuance of letters of credit upon our request of up to $15,000.
In March 2020, we drew down the full $50,000 available under the Revolving Credit Facility to enhance liquidity and financial flexibility given the uncertain market conditions created by the COVID-19 pandemic. We repaid this amount in full, plus interest, in June 2020.
In May 2020, we entered into a first amendment to the Revolving Credit Facility ("First Amendment"), which, among other things, provided for modified financial covenant compliance requirements for a period of time. The First Amendment required us to maintain minimum liquidity of $25,000 through July 1, 2021 and outstanding borrowings during the applicable period covered by the First Amendment bore interest at either: (i) the London Interbank Offered Rate ("LIBOR") plus a percentage ranging from 1.0% to 2.5% or (ii) the base rate plus a percentage ranging from 0.0% to 1.5%, in each case depending on our net lease adjusted leverage ratio.
In March 2021, we entered into a second amendment to the Revolving Credit Facility (“Second Amendment”). The Second Amendment modified the applicable covenants and restrictions in the Credit Agreement to permit the incurrence of the Convertible Notes (as defined below), including obligations and transactions in connection therewith. In addition, the Second Amendment, among other things, (i) extended the period applicable to the increased interest rate margin as set forth in the First Amendment; (ii) shortened the maturity date of the Revolving Credit Facility from August 2024 to September 2022 and (iii) added mechanics relating to the transition from the use of LIBOR to the Secured Overnight Financing Rate ("SOFR") upon the discontinuance or unavailability of LIBOR.
Subsequently, and also in March 2021, we entered into a third amendment to the Revolving Credit Facility (“Third Amendment”) with JPMorgan Chase Bank, N.A. (as successor agent to Wells Fargo Bank, National Association), as administrative agent, and
Shake Shack Inc. Form 10-Q | 13

the lenders party thereto. In addition, in March 2021, Wells Fargo Bank resigned as administrative agent under the Revolving Credit Facility and assigned its commitments thereunder to JPMorgan Bank, N.A. The Third Amendment appoints JPMorgan Bank, N.A. as administrative agent under the Revolving Credit Facility. In addition, the Third Amendment, among other things, extends the maturity date of the Revolving Credit Facility from September 2022 to March 2026. As of March 31, 2021 and December 30, 2020, no amounts were outstanding under the Revolving Credit Facility.
The obligations under the Revolving Credit Facility are secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' direct and indirect subsidiaries (with certain exceptions).
The Revolving Credit Facility requires us to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios. We are not subject to these coverage ratios for a period of time due to the Second Amendment to the Revolving Credit Facility described above. In addition, the Revolving Credit Facility contains other customary affirmative and negative covenants, including those which (subject to certain exceptions and dollar thresholds) limit our ability to incur debt; incur liens; make investments; engage in mergers, consolidations, liquidations or acquisitions; dispose of assets; make distributions on or repurchase equity securities; engage in transactions with affiliates; and prohibits us, with certain exceptions, from engaging in any line of business not related to our current line of business. As of March 31, 2021, we were in compliance with all covenants.
As of March 31, 2021, the Revolving Credit Facility had unamortized deferred financing costs of $110, and was included in Other assets on the Condensed Consolidated Balance Sheet. Total interest expense related to the Revolving Credit Facility were $368 and $52 for the thirteen weeks ended March 31, 2021 and March 25, 2020, respectively. Total interest expense for the thirteen weeks ended March 31, 2021 primarily included write-off of previously capitalized costs on the Revolving Credit Facility.
Convertible Notes
In March 2021, we issued $225,000 aggregate principal amount of 0% Convertible Senior Notes due 2028 (the “Convertible Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. We granted an option to the initial purchasers to purchase up to an additional $25,000 aggregate principal amount of Convertible Notes to cover over-allotments, which was subsequently fully exercised during March 2021, resulting in a total issuance of $250,000 aggregate principal amount of Convertible Notes. The Convertible Notes will mature on March 1, 2028, unless earlier converted, redeemed or repurchased in certain circumstances. Upon conversion, we pay or deliver, as the case may be, cash, shares of Shake Shack’s Class A common stock or a combination of cash and shares of Shake Shack’s Class A common stock, at our election.
The Convertible Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding December 1, 2027, only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on June 30, 2021 (and only during such fiscal quarter), if the last reported sale price of our Class A common stock, par value $0.001 per share, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price for the Convertible Notes on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Class A common stock and the conversion rate for the Convertible Notes on each such trading day; (3) if we call such Convertible Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the Convertible Notes called (or deemed called) for redemption; and (4) upon the occurrence of specified corporate events as set forth in the Indenture. On or after December 1, 2027, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the Convertible Notes may convert all or any portion of their Convertible Notes at any time, regardless of the foregoing circumstances.
The Convertible Notes had an initial conversion rate of 5.8679 shares of Shake Shack’s Class A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $170.42 per share of Shake Shack’s Class A common stock.
We may not redeem the Convertible Notes prior to March 6, 2025. We may redeem for cash all or any portion of the Convertible Notes, at our option, on or after March 6, 2025 if the last reported sale price of Shake Shack’s Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30
Shake Shack Inc. Form 10-Q | 14

consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date.
In addition, if we undergo a fundamental change (as defined in the indenture governing the Convertible Notes), subject to certain conditions, holders may require us to repurchase for cash all or any portion of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid special interest, if any, to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events that occur prior to the maturity date of the Convertible Notes or if we deliver a notice of redemption in respect of some or all of the Convertible Notes, we will, in certain circumstances, increase the conversion rate of the Convertible Notes for a holder who elects to convert our Convertible Notes in connection with such a corporate event or convert our Convertible Notes called (or deemed called) for redemption during the related redemption period, as the case may be.
Contemporaneously with the issuance of the Convertible Notes, Shake Shack Inc. entered into an intercompany note with SSE Holdings, LLC (“Intercompany Note”). SSE Holdings promises to pay Shake Shack, Inc., for value received, the principal amount with interest of the Intercompany Note in March 2028. Shake Shack Inc. will exercise its right to convert the Intercompany Note to maintain at all times a one-to-one ratio between the number of common units, directly or indirectly, by Shake Shack Inc and the aggregate number of outstanding shares of common stock.
As of March 31, 2021, the Convertible Notes had a gross principal balance of $250,000 and a balance of $242,875, net of unamortized discount and debt issuance costs of $7,125. As of March 31, 2021, the unamortized balance of discount and debt issuance costs was recorded as a contra-liability and netted with Long-term debt on the Condensed Consolidated Balance Sheets and was being amortized as interest expense using the effective interest method. Total amortization expense was $86 for the thirteen weeks ended March 31, 2021 and was included in Interest expense in the Condensed Consolidated Statements of Income (Loss). In connection with the Convertible Notes, we also incurred costs of $236, including consulting and advisory fees, in the thirteen weeks ended March 31, 2021 and was included in General and administrative expense in the Condensed Consolidated Statements of Income (Loss).
At March 31, 2021, the fair value of the Convertible Notes was approximately $248,125, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as a Level 2 measurement within the fair value hierarchy.
NOTE 7: LEASES

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
Shake Shack Inc. Form 10-Q | 15

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
A summary of finance and operating lease right-of-use assets and liabilities as of March 31, 2021 and December 30, 2020 is as follows:

	Classification	March 31 2021	December 30 2020
Finance leases	Property and equipment, net	$6,315	$5,409
Operating leases	Operating lease assets	312,087	306,317
Total right-of-use assets		$318,402	$311,726

Finance leases:
	Other current liabilities	$2,445	$1,998
	Other long-term liabilities	4,056	3,586
Operating leases:
	Operating lease liabilities, current	37,275	35,657
	Long-term operating lease liabilities	349,670	343,736
Total lease liabilities		$393,446	$384,977
The components of lease expense for the thirteen weeks ended March 31, 2021 and March 25, 2020 was as follows:

		Thirteen Weeks Ended
	Classification	March 31 2021	March 25 2020
Finance lease cost:
Amortization of right-of-use assets	Depreciation expense	$613	$577
Interest on lease liabilities	Interest expense	54	55
Operating lease cost	Occupancy and related expenses Pre-opening costs General and administrative expenses	12,330	10,742
Short-term lease cost	Occupancy and related expenses	82	124
Variable lease cost	Occupancy and related expenses Pre-opening costs General and administrative expenses	2,851	3,730
Total lease cost		$15,930	$15,228
Shake Shack Inc. Form 10-Q | 16

As of March 31, 2021, future minimum lease payments for finance and operating leases consisted of the following:

	Finance Leases	Operating Leases
2021	$2,023	$35,013
2022	2,183	53,111
2023	1,326	56,121
2024	689	55,896
2025	438	54,853
Thereafter	289	246,023
Total minimum payments	6,948	501,017
Less: imputed interest	447	114,072
Total lease liabilities	$6,501	$386,945
As of March 31, 2021 we had additional operating lease commitments of $55,964 for non-cancelable leases without a possession date, which will begin to commence in 2021. These lease commitments are consistent with the leases that we have executed thus far.
A summary of lease terms and discount rates for finance and operating leases as of March 31, 2021 and December 30, 2020 is as follows:

	March 31 2021	December 30 2020
Weighted-average remaining lease term (years):
Finance leases	5.5	5.2
Operating leases	9.6	9.7
Weighted-average discount rate:
Finance leases	3.5%	3.6%
Operating leases	3.9%	4.2%
Supplemental cash flow information related to leases for the thirteen weeks ended March 31, 2021 and March 25, 2020 is as follows:

	Thirteen Weeks Ended
	March 31 2021	March 25 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	54	$55
Operating cash flows from operating leases	11,825	11,329
Financing cash flows from finance leases	602	559
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	1,518	716
Operating leases	11,095	28,035
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
Shake Shack Inc. Form 10-Q | 17

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
The following table summarizes the ownership interest in SSE Holdings as of March 31, 2021 and December 30, 2020.

	March 31, 2021		December 30, 2020
	LLC Interests	Ownership%	LLC Interests	Ownership %
Number of LLC Interests held by Shake Shack Inc.	39,103,239	93.0%	38,717,790	92.9%
Number of LLC Interests held by non-controlling interest holders	2,921,588	7.0%	2,951,188	7.1%
Total LLC Interests outstanding	42,024,827	100.0%	41,668,978	100.0%
The weighted average ownership percentages for the applicable reporting periods are used to attribute Net income (loss) and Other comprehensive income (loss) to Shake Shack Inc. and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for the thirteen weeks ended March 31, 2021 and March 25, 2020 was 7.0% and 8.4%, respectively.
The following table summarizes the effects of changes in ownership of SSE Holdings on our equity during the thirteen weeks ended March 31, 2021 and March 25, 2020.

	Thirteen Weeks Ended
	March 31 2021	March 25 2020
Net income (loss) attributable to Shake Shack Inc.	$1,309	$(960)
Transfers (to) from non-controlling interests:
Increase in additional paid-in capital as a result of the redemption of LLC Interests	36	195
Increase (decrease) in additional paid-in capital as a result of activity under stock compensation plans and the related income tax effect	3,359	424
Total effect of changes in ownership interest on equity attributable to Shake Shack Inc.	$4,704	$(341)
The following table summarizes redemptions of LLC Interests activity during the thirteen weeks ended March 31, 2021 and March 25, 2020.

	Thirteen Weeks Ended
	March 31 2021	March 25 2020
Redemption and acquisition of LLC Interests
Number of LLC Interests redeemed by non-controlling interest holders	29,600	28,195
Number of LLC Interests received by Shake Shack Inc.	29,600	28,195
Issuance of Class A common stock
Shares of Class A common stock issued in connection with redemptions of LLC Interests	29,600	28,195
Cancellation of Class B common stock
Shares of Class B common stock surrendered and canceled	29,600	28,195
During the thirteen weeks ended March 31, 2021 and March 25, 2020, we received an aggregate of 355,849 and 77,903 LLC Interests, respectively, in connection with the activity under our stock compensation plan.
18 | Shake Shack Inc. Form 10-Q

NOTE 9: EQUITY-BASED COMPENSATION

A summary of equity-based compensation expense recognized during the thirteen weeks ended March 31, 2021 and March 25, 2020 is as follows:

	Thirteen Weeks Ended
	March 31 2021	March 25 2020
Stock options	$20	$261
Performance stock units	414	413
Restricted stock units	1,247	626
Equity-based compensation expense	$1,681	$1,300

Total income tax benefit recognized related to equity-based compensation	$67	$36
Equity-based compensation expense is included in General and administrative expenses and Labor and related expenses on the Condensed Consolidated Statements of Income (Loss) during the thirteen weeks ended March 31, 2021 and March 25, 2020 as follows:

	Thirteen Weeks Ended
	March 31 2021	March 25 2020
General and administrative expenses	$1,541	$1,214
Labor and related expenses	140	86
Equity-based compensation expense	$1,681	$1,300
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
Our effective income tax rates for the thirteen weeks ended March 31, 2021 and March 25, 2020 were 105.5% and (8.8)%, respectively. The increase was primarily driven by lower pre-tax book income resulting in a loss, causing tax credits and windfall tax benefits related to equity-based compensation to have an increasing effect on the tax rate, as well as a reduction of a valuation allowance. Additionally, an increase in our ownership interest in SSE Holdings increases our share of the taxable income (loss) of SSE Holdings. Our weighted-average ownership interest in SSE Holdings was 93.0% and 91.6% for the thirteen weeks ended March 31, 2021 and March 25, 2020, respectively.
Deferred Tax Assets and Liabilities
During the thirteen weeks ended March 31, 2021, we acquired an aggregate of 385,449 LLC Interests in connection with the redemption of LLC Interests, and activity relating to our stock compensation plan. We recognized a deferred tax asset in the amount of $10,204 associated with the basis difference in our investment in SSE Holdings upon acquisition of these LLC Interests. As of March 31, 2021, the total deferred tax asset related to the basis difference in our investment in SSE Holdings was $142,867. However, a portion of the total basis difference will only reverse upon the eventual sale of our interest in SSE Holdings, which we expect would result in a capital loss. As of March 31, 2021, the total valuation allowance established against the deferred tax asset to which this portion relates was $1,260.
Shake Shack Inc. Form 10-Q | 19

During the thirteen weeks ended March 31, 2021, we also recognized $300 of deferred tax assets related to additional tax basis increases generated from expected future payments under the Tax Receivable Agreement and related deductions for imputed interest on such payments. See "Tax Receivable Agreement," herein for more information.
We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of March 31, 2021, we concluded, based on the weight of all available positive and negative evidence, that all of our deferred tax assets (except for those deferred tax assets described above relating to basis differences that are expected to result in a capital loss upon eventual sale of our interest in SSE Holdings, New York City UBT credits and certain foreign tax credits) are more likely than not to be realized. As such, no additional valuation allowance was recognized.
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
On February 4, 2015, we entered into a tax receivable agreement with certain of the then-existing members of SSE Holdings (the "Tax Receivable Agreement") that provides for the payment by us of 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of (i) increases in our share of the tax basis in the net assets of SSE Holdings resulting from any redemptions or exchanges of LLC Interests, (ii) tax basis increases attributable to payments made under the Tax Receivable Agreement, and (iii) deductions attributable to imputed interest pursuant to the Tax Receivable Agreement (the "TRA Payments"). We expect to benefit from the remaining 15% of any tax benefits that we may actually realize. The TRA Payments are not conditioned upon any continued ownership interest in SSE Holdings or us. The rights of each member of SSE Holdings that is a party to the Tax Receivable Agreement, are assignable to transferees of their respective LLC Interests.
During the thirteen weeks ended March 31, 2021, we acquired an aggregate of 29,600 LLC Interests in connection with the redemption of LLC Interests, which resulted in an increase in the tax basis of our investment in SSE Holdings subject to the provisions of the Tax Receivable Agreement. We recognized an additional liability in the amount of $1,094 for the TRA Payments due to the redeeming members, representing 85% of the aggregate tax benefits we expect to realize from the tax basis increases related to the redemption of LLC Interests, after concluding it was probable that such TRA Payments would be paid based on our estimates of future taxable income. During the thirteen weeks ended March 31, 2021 and March 25, 2020, payments of $0 and $6,569, inclusive of interest, were made to the parties to the Tax Receivable Agreement, respectively. As of March 31, 2021, the total amount of TRA Payments due under the Tax Receivable Agreement, was $234,048. See Note 13, Commitments and Contingencies, for more information relating to our liabilities under the Tax Receivable Agreement.
NOTE 11: EARNINGS (LOSS) PER SHARE

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A common stock (in thousands, except per share amounts) for the thirteen weeks ended March 31, 2021 and March 25, 2020.
20 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended
	March 31 2021	March 25 2020
Numerator:
Net income (loss) attributable to Shake Shack Inc.—basic	$1,309	$(960)
Reallocation of net loss attributable to non-controlling interests from the assumed conversion of Class B shares	(734)	—
Net income (loss) attributable to Shake Shack Inc.—diluted	$575	$(960)
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	38,948	34,444
Effect of dilutive securities:
Stock options	232	—
Performance stock units	53	—
Restricted stock units	164	—
Convertible Notes	451	—
Shares of Class B common stock	2,941	—
Weighted-average shares of Class A common stock outstanding—diluted	42,789	34,444

Earnings (loss) per share of Class A common stock—basic	$0.03	$(0.03)
Earnings (loss) per share of Class A common stock—diluted	$0.01	$(0.03)
Shares of our Class B common stock do not share in the earnings or losses of Shake Shack and are therefore not participating securities. As such, separate presentation of basic and diluted earnings (loss) per share of Class B common stock under the two-class method has not been presented. However, shares of our Class B common stock outstanding for the period are considered potentially dilutive shares of Class A common stock under application of the if-converted method and are included in the computation of diluted earnings (loss) per share, except when the effect would be antidilutive.
The following table presents potentially dilutive securities, as of the end of the period, excluded from the computations of diluted earnings (loss) per share of Class A common stock for the thirteen weeks ended March 31, 2021 and March 25, 2020.

	Thirteen Weeks Ended
	March 31 2021		March 25 2020
Stock options	1,698	(1)	847,207	(3)
Performance stock units	51,974	(2)	179,253	(3)
Restricted stock units	—		264,431	(3)
Shares of Class B common stock	—		3,117,002	(3)
(1)    Number of securities outstanding at the end of the period that were excluded from the computation of diluted earnings (loss) per share of Class A common stock because the exercise price of the stock options exceeded the average market price of our Class A common stock during the period ("out-of-the-money").
(2)    Number of securities outstanding at the end of the period that were excluded from the computation of diluted earnings (loss) per share of Class A common stock because the performance conditions associated with these awards were not met assuming the end of the reporting period was the end of the performance period.
(3)    Number of securities outstanding at the end of the period that were excluded from the computation of diluted earnings (loss) per share of Class A common stock because the effect would have been anti-dilutive.
Shake Shack Inc. Form 10-Q | 21

NOTE 12: SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information for the thirteen weeks ended March 31, 2021 and March 25, 2020:

	Thirteen Weeks Ended
	March 31 2021	March 25 2020
Cash paid for:
Income taxes, net of refunds	$388	$801
Interest, net of amounts capitalized	70	61
Non-cash investing activities:
Accrued purchases of property and equipment	12,949	13,715
Capitalized equity-based compensation	9	13
Non-cash financing activities:
Revolving Credit Facility amendment-related accrual	112	—
Convertible Notes issuance-related accrual	312	—
Establishment of liabilities under tax receivable agreement	1,094	310
NOTE 13: COMMITMENTS AND CONTINGENCIES

Lease Commitments
We are obligated under various operating leases for Shacks and our home office space, expiring in various years through 2037. Under certain of these leases, we are liable for contingent rent based on a percentage of sales in excess of specified thresholds and are typically responsible for our proportionate share of real estate taxes, common area maintenance costs and other occupancy costs. See Note 7, Leases.
As security under the terms of one of our leases, we are obligated under a letter of credit totaling $130 as of March 31, 2021, which expires in February 2026. Additionally, in September 2017, we entered into a letter of credit in conjunction with our new home office lease in the amount of $603, which expires in August 2021 and renews automatically for one-year periods through January 31, 2034.
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
Legal Contingencies
In March 2020, a claim was filed against Shake Shack alleging certain violations of the Fair Labor Standards Act. At a mediation between the parties, we agreed to settle the matter with the plaintiff and other employees who elect to participate in the settlement for $595. As of March 31, 2021, an accrual in the amount of $595 was recorded for this matter and related expenses.

In February 2018, a claim was filed against Shake Shack in California state court alleging certain violations of the California Labor Code. At a mediation between the parties, we agreed to settle the matter with the plaintiff and all other California employees who elect to participate in the settlement for $1,200. As of March 31, 2021, an accrual in the amount of $1,180 was recorded for this matter and related expenses.

22 | Shake Shack Inc. Form 10-Q

We are subject to various legal proceedings, claims and liabilities, such as employment-related claims and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance. As of March 31, 2021, the amount of the ultimate liability with respect to these matters was not material.
Liabilities under Tax Receivable Agreement
As described in Note 10, Income Taxes, we are a party to the Tax Receivable Agreement under which we are contractually committed to pay certain of the members of SSE Holdings 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of certain transactions. We are not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated with the transactions that gave rise to the payments are realized. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. During the thirteen weeks ended March 31, 2021 and March 25, 2020, we recognized liabilities totaling $1,094 and $310, respectively, relating to our obligations under the Tax Receivable Agreement, after concluding that it was probable that we would have sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. As of March 31, 2021 and December 30, 2020, our total obligations under the Tax Receivable Agreement were $234,048 and $232,954, respectively. There were no transactions subject to the Tax Receivable Agreement for which we did not recognize the related liability, as we concluded that we would have sufficient future taxable income to utilize all of the related tax benefits.
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

		Thirteen Weeks Ended
	Classification	March 31 2021	March 25 2020
Amounts received from HYC	Licensing revenue	$—	$22

	Classification	March 31 2021	December 30 2020
Amounts due from HYC	Accounts Receivable	$—	$8
Shake Shack Inc. Form 10-Q | 23

Madison Square Park Conservancy
The Chairman of our Board of Directors serves as a director of the Madison Square Park Conservancy ("MSP Conservancy"), with which we have a license agreement and pay license fees to operate our Madison Square Park Shack. No amounts were due to MSP Conservancy as of both March 31, 2021 and December 30, 2020.

		Thirteen Weeks Ended
	Classification	March 31 2021	March 25 2020
Amounts paid to MSP Conservancy	Occupancy and related expenses	$215	$219
Olo, Inc.
The Chairman of our Board of Directors serves as a director of Olo, Inc. (formerly known as "Mobo Systems, Inc."), a platform we use in connection with our mobile ordering application. No amounts were due to Olo as of both March 31, 2021 and December 30, 2020.

		Thirteen Weeks Ended
	Classification	March 31 2021	March 25 2020
Amounts paid to Olo	Other operating expenses	$147	$52
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

		Thirteen Weeks Ended
	Classification	March 31 2021	March 25 2020
Amounts paid to Square	Other operating expenses	$462	$571

		Thirteen Weeks Ended
	Classification	March 31 2021	March 25 2020
Amounts due to Square	Accounts Payable	$9	$—
USHG Acquisition Corp.
Our Chief Executive Officer has been appointed to the board of directors of USHG Acquisition Corp. in which the Chairman of our Board of Directors serves as the chairman of the board of directors of USHG Acquisition Corp. USHG Acquisition Corp. is a newly organized blank check company incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. No amounts were due to or due from USHG Acquisition Corp as of both March 31, 2021 and December 30, 2020.
Tax Receivable Agreement
As described in Note 10, Income Taxes, we entered into a Tax Receivable Agreement with certain members of SSE Holdings that provides for the payment by us of 85% of the amount of tax benefits, if any, that Shake Shack actually realizes or in some cases is deemed to realize as a result of certain transactions.
Shake Shack Inc. Form 10-Q | 24

		Thirteen Weeks Ended
	Classification	March 31 2021	March 25 2020
Amounts paid to members (inclusive of interest)	Other current liabilities	$—	$6,569

	Classification	March 31 2021	December 30 2020
Amounts due under the Tax Receivable Agreement	Other current liabilities Liabilities under tax receivable agreement, net of current portion	$234,048	$232,954
Distributions to Members of SSE Holdings
Under the terms of the SSE Holdings LLC Agreement, SSE Holdings is obligated to make tax distributions to its members. No tax distributions were payable to non-controlling interest holders as of March 31, 2021 and December 30, 2020, respectively.

		Thirteen Weeks Ended
	Classification	March 31 2021	March 25 2020
Amounts paid to non-controlling interest holders	Non-controlling interests	$467	$305

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
This section and other parts of this Quarterly Report on Form 10-Q ("Form 10-Q") contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), which are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different from the statements made herein. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial position, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to any historical or current facts. These statements may include words such as "aim," "anticipate," "believe," "estimate," "expect," "forecast," "future," "intend," "outlook," "potential," "project," "projection," "plan," "seek," "may," "could," "would," "will," "should," "can," "can have," "likely," the negatives thereof and other similar expressions. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Form 10-Q in the context of the risks and uncertainties disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2020 ("2020 Form 10-K"). The forward-looking statements included in this Form 10-Q are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

The following discussion should be read in conjunction with our 2020 Form 10-K and the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years and the associated quarters, months and periods of those fiscal years.
OVERVIEW

Shake Shack is a modern day "roadside" burger stand serving a classic American menu of premium burgers, chicken sandwiches, hot dogs, crinkle cut fries, shakes, frozen custard, beer and wine. As of March 31, 2021, there were 321 Shacks in operation system-wide, of which 192 were domestic Company-operated Shacks, 22 were domestic licensed Shacks and 107 were international licensed Shacks.
Shake Shack Inc. Form 10-Q | 25

Recent Developments and Trends
We have experienced continued positive momentum in the business during the first quarter of 2021, and through April 28 ("fiscal April"), all while continuing to support our Shack teams, our guests and the communities in which we operate during the COVID-19 pandemic. With COVID cases stabilizing and more regions steadily loosening restrictions, we are optimistic that improving trends can continue for our industry. With a continued prioritization on health and safety, we have steadily re-opened dining rooms under modified operations to meet public health guidelines and evolving customer behaviors and expectations.
Same-Shack sales continued to improve across all regions, up 5.7% in the first quarter 2021, when compared to down 17.4% in the fourth quarter 2020, with performance driven by increases in in-Shack dining in both urban and suburban Shacks, combined with high levels of digital sales retention. Same-Shack sales in fiscal April were up 86% compared to the same period last year. As of the end of fiscal April 2021, the vast majority of Shacks were operating with open dining rooms, the majority of which continue to remain under varying levels of capacity restrictions, especially in urban Shacks. The Company continues to experience recovery across urban and suburban markets, however many major urban markets, such as Manhattan, remain materially below pre-COVID levels, while office, events and tourism traffic return.
Average weekly sales were $64,000 in the first quarter of 2021. Fiscal February was heavily impacted by severe winter weather, resulting in average weekly sales of $60,000, followed by a significant improvement to $68,000 in fiscal March, and continuing through fiscal April with $69,000. This continued improvement was driven by a substantial increase in in-Shack sales, as well as a high retention of digital sales.

During the first quarter of 2021, total digital sales, including orders placed on the Shake Shack app, website and third-party delivery platforms, represented 60% of Shack sales. Fiscal January and February digital mix was 64% and 62% of Shack sales, respectively, driven largely by increased delivery due to bad weather across large portions of the United States. Digital sales mix decreased to 54% of Shack sales in fiscal March and 51% of Shack sales in fiscal April, driven by an increase in in-Shack dining as the weather improved and parts of the country continued to re-open. Encouragingly, while in-Shack dining continues to increase, there continues to be a high level of digital sales retention with 90% of fiscal January's digital sales retained in fiscal April. Company-owned app and web channels continued to perform well in the first quarter 2021, with 2.4 million first-time purchasers between mid-March of 2020 and the end of fiscal March 2021, and over 230% year-over-year sales growth, when compared to the first quarter 2020.

Licensing revenue for the first quarter of 2021 was $4.6 million, reflecting a decrease of 9.9% versus the same period last year. We did, however, see improvement in total weekly sales performance throughout the quarter, with sales recovery led by improvements in both our international and domestic licensed Shacks, particularly in airports which are experiencing increases in Transportation Security Administration ("TSA") flight traffic.

Development Highlights
During the first quarter 2021, we opened ten new domestic Company-operated Shacks and two new international licensed Shacks. These openings were partially offset by the closure of one domestic Company-operated Shack and one international licensed Shack.
26 | Shake Shack Inc. Form 10-Q

Location	Type	Opening Date
Kuwait City, Kuwait — Waterfront	International Licensed	1/28/2021
Plymouth Meeting, PA — Plymouth Meeting	Domestic Company-Operated	2/4/2021
Nanuet, NY — Nanuet	Domestic Company-Operated	2/8/2021
Dubai, UAE — First Avenue Mall, Motor City	International Licensed	2/11/2021
Ardmore, PA — Suburban Square	Domestic Company-Operated	2/19/2021
Towson, MD — Towson	Domestic Company-Operated	2/20/2021
Woburn, MA — Woburn	Domestic Company-Operated	3/1/2021
Huntersville, NC — Huntersville	Domestic Company-Operated	3/2/2021
Nashville, TN — Downtown Nashville	Domestic Company-Operated	3/4/2021
New York, NY — Bryant Park	Domestic Company-Operated	3/22/2021
Boulder, CO — Boulder	Domestic Company-Operated	3/26/2021
Hoboken, NJ — Hoboken	Domestic Company-Operated	3/29/2021
As of May 6, 2021, we have opened another five domestic Company-operated Shacks, and expect a total of 16 to 18 openings by the mid-year point. Though our rate of recovery and development plans continue to be impacted by the ongoing uncertainty due to COVID, we are aiming to open a total of between 35 and 40 new domestic Company-operated Shacks, and 15 to 20 new licensed Shacks, in fiscal 2021.
Liquidity Update
In March 2021, we issued $225 million aggregate principal amount of 0% Convertible Senior Notes due 2028 (the “Convertible Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. We granted an option to the initial purchasers to purchase up to an additional $25 million aggregate principal amount of Convertible Notes to cover over-allotments, which was subsequently fully exercised during March 2021, resulting in a total issuance of $250 million aggregate principal amount of Convertible Notes. The Convertible Notes will mature on March 1, 2028, unless earlier converted, redeemed or repurchased in certain circumstances. Upon conversion, we pay or deliver, as the case may be, cash, shares of Shake Shack’s Class A common stock or a combination of cash and shares of Shake Shack’s Class A common stock, at our election.
Financial Highlights for the First Quarter 2021
▪Total revenue in the first quarter 2021 increased 8.5% to $155.3 million versus the same period last year.
▪Shack sales in the first quarter 2021 increased 9.1% to $150.7 million versus the same period last year. Total Shack sales improved further in fiscal April with an increase of 171% versus the same period last year.
▪Same-Shack sales1 improved to up 5.7% in the first quarter 2021 versus the same period last year. In fiscal April, Same-Shack sales continued to recover, with an increase of 86% versus the same period last year.
▪Licensed revenue in the first quarter 2021 decreased 9.9% to $4.6 million versus the same period last year.
▪Shack system-wide sales in the first quarter 2021 increased 3.0% to $228.3 million, versus the same period last year.
▪Operating loss in the first quarter 2021 was $10.0 million compared to an operating loss of $0.8 million in the same period last year.
▪Shack-level operating profit2 decreased 14.3% to $22.6 million, or 15.0% of Shack sales in the first quarter 2021, versus the same period last year.
▪Net income was $0.6 million and adjusted EBITDA2 was $7.1 million in the first quarter 2021, compared to a net loss of $1.1 million and adjusted EBITDA of $14.3 million in the same period last year.
▪Net income attributable to Shake Shack Inc. was $1.3 million and adjusted pro forma net income2 was $1.8 million, or $0.04 per fully exchanged and diluted share in the first quarter 2021, compared to net loss attributable to Shake Shack Inc. of $1.0 million and adjusted pro forma net income of $0.8 million, or $0.02 per fully exchanged and diluted share, in the same period last year.
Shake Shack Inc. Form 10-Q | 27

▪Net system-wide Shack openings, comprised of nine net domestic Company-operated Shacks and one net licensed Shack.
▪Cash and marketable securities on hand was $415.9 million as of March 31, 2021.

1In order to compare like-for-like periods for fiscal 2021, same-Shack sales will compare the 52 weeks from December 31, 2020 through December 29, 2021 to the 52 weeks from January 2, 2020 through December 30, 2020. For Q1 2021, same-Shack sales compares the thirteen weeks from December 31, 2020 through March 31, 2021 to the thirteen weeks from January 2, 2021 through April 1, 2021.
2This represents a non-GAAP measure. Reconciliations to the most directly comparable financial measures presented in accordance with GAAP are set forth in the schedules within “Non-GAAP Financial Measures,” herein.
RESULTS OF OPERATIONS

The following table summarizes our results of operations for the thirteen weeks ended March 31, 2021 and March 25, 2020:

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 31 2021		March 25 2020
Shack sales	$150,668	97.0%	$138,048	96.4%
Licensing revenue	4,614	3.0%	5,122	3.6%
TOTAL REVENUE	155,282	100.0%	143,170	100.0%
Shack-level operating expenses(1):
Food and paper costs	44,630	29.6%	39,564	28.7%
Labor and related expenses	46,382	30.8%	41,766	30.3%
Other operating expenses	23,144	15.4%	17,779	12.9%
Occupancy and related expenses	13,911	9.2%	12,558	9.1%
General and administrative expenses	19,565	12.6%	16,191	11.3%
Depreciation and amortization expense	13,726	8.8%	11,768	8.2%
Pre-opening costs	3,576	2.3%	2,243	1.6%
Impairment and loss on disposal of assets	369	0.2%	2,088	1.5%
TOTAL EXPENSES	165,303	106.5%	143,957	100.5%
OPERATING LOSS	(10,021)	(6.5)%	(787)	(0.5)%
Other income (expense), net	31	—%	(93)	(0.1)%
Interest expense	(515)	(0.3)%	(112)	(0.1)%
LOSS BEFORE INCOME TAXES	(10,505)	(6.8)%	(992)	(0.7)%
Income tax expense (benefit)	(11,080)	(7.1)%	87	0.1%
NET INCOME (LOSS)	575	0.4%	(1,079)	(0.8)%
Less: net loss attributable to non-controlling interests	(734)	(0.5)%	(119)	(0.1)%
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$1,309	0.8%	$(960)	(0.7)%
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
28 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 31 2021	March 25 2020
Shack sales	$150,668	$138,048
Percentage of total revenue	97.0%	96.4%
Dollar change compared to prior year	$12,620
Percentage change compared to prior year	9.1%
Shack sales during the thirteen weeks ended March 31, 2021 increased 9.1% from the same prior-year period, primarily driven by the opening of 25 net new domestic Company-operated Shacks between March 25, 2020 and March 31, 2021, and to a lesser extent, an increase in same-Shack sales.

Same-Shack sales continued to improve across all regions, and increased 5.7% for the first quarter of 2021, compared to down 17.4% in the fourth quarter of 2020, with performance driven by increases in in-Shack dining in both urban and suburban Shacks, combined with high levels of digital sales retention. The increase in first quarter 2021 same-Shack sales was due to a price and sales mix increase of 18.0% — a combination of our end-of-year price increase in December, increased pricing on third-party delivery channels which rolled out over the early part of this fiscal year, and a higher number of items per check, particularly in our digital channels — partially offset by a 12.3% decrease in guest traffic. For the purpose of calculating same-Shack sales growth, Shack sales for 123 Shacks were included in the comparable Shack base as of the end of the first quarter of 2021 versus 90 Shacks for the first quarter of 2020.
Licensing Revenue
Licensing revenue is comprised of license fees, opening fees for certain licensed Shacks and territory fees. License fees are calculated as a percentage of sales and territory fees are payments for the exclusive right to develop Shacks in a specific geographic area.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 31 2021	March 25 2020
Licensing revenue	$4,614	$5,122
Percentage of total revenue	3.0%	3.6%
Dollar change compared to prior year	$(508)
Percentage change compared to prior year	(9.9)%
Licensed revenue for the thirteen weeks ended March 31, 2021 decreased 9.9% to $4.6 million versus the same prior-year period, primarily due to reduced sales related to the COVID-19 pandemic, partially offset by a net increase of 9 Shacks opened between March 25, 2020 and March 31, 2021. As of the end of the first quarter 2021, 16 licensed Shacks remained temporarily closed due to COVID. Through the first quarter of 2021, we did, however, see improvement in total weekly sales performance throughout the quarter, with sales recovery led by improvements in both our international and domestic licensed Shacks, particularly in airports which are experiencing increases in TSA flight traffic.
Food and Paper Costs
Food and paper costs include the direct costs associated with food, beverage and packaging of our menu items. The components of Food and paper costs are variable by nature, change with sales volume, are impacted by menu mix and fluctuations in commodity costs, as well as geographic scale and proximity.
Shake Shack Inc. Form 10-Q | 29

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 31 2021	March 25 2020
Food and paper costs	$44,630	$39,564
Percentage of Shack sales	29.6%	28.7%
Dollar change compared to prior year	$5,066
Percentage change compared to prior year	12.8%
The increase in Food and paper costs for the thirteen weeks ended March 31, 2021 was primarily due to the opening of 25 net new domestic Company-operated Shacks between March 25, 2020 and March 31, 2021, as well as increased paper and packaging costs and beef costs.
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

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 31 2021	March 25 2020
Labor and related expenses	$46,382	$41,766
Percentage of Shack sales	30.8%	30.3%
Dollar change compared to prior year	$4,616
Percentage change compared to prior year	11.1%
The increase in Labor and related expenses for the thirteen weeks ended March 31, 2021 was primarily due to our annual wage rate increase, higher payroll taxes at the state level, and a more normalized level of performance related bonuses, including the impact of the opening of 25 net new domestic Company-operated Shacks between March 25, 2020 and March 31, 2021.
As a percentage of Shack sales, the increase in Labor and related expenses for the thirteen weeks ended March 31, 2021 was primarily due to our annual wage increase, a more normalized level of performance related bonuses and new Shack openings at higher levels of labor, partially offset by an increase in labor productivity at existing Shacks.
Other Operating Expenses
Other operating expenses consist of Shack-level repairs and maintenance, utilities and other operating expenses incidental to operating our domestic Company-operated Shacks, such as delivery commissions, credit card fees, non-perishable supplies, and business insurance.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 31 2021	March 25 2020
Other operating expenses	$23,144	$17,779
Percentage of Shack sales	15.4%	12.9%
Dollar change compared to prior year	$5,365
Percentage change compared to prior year	30.2%
The increase in Other operating expenses for the thirteen weeks ended March 31, 2021 was primarily due to the opening of 25 net new domestic Company-operated Shacks between March 25, 2020 and March 31, 2021 and higher delivery commission as a result of digital growth.
30 | Shake Shack Inc. Form 10-Q

As a percentage of Shack sales, the increase in Other operating expenses for the thirteen weeks ended March 31, 2021 was primarily due to higher delivery commissions as a result of digital growth.
Occupancy and Related Expenses
Occupancy and related expenses consist of Shack-level occupancy expenses (including rent, common area expenses and certain local taxes), and exclude occupancy expenses associated with unopened Shacks, which are recorded separately in Pre-opening costs.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 31 2021	March 25 2020
Occupancy and related expenses	$13,911	$12,558
Percentage of Shack sales	9.2%	9.1%
Dollar change compared to prior year	$1,353
Percentage change compared to prior year	10.8%
The increase in Occupancy and related expenses for the thirteen weeks ended March 31, 2021 was primarily due to the opening of 25 net new domestic Company-operated Shacks between March 25, 2020 and March 31, 2021.
As a percentage of Shack sales, Occupancy and related expenses for the thirteen weeks ended March 31, 2021 was relatively consistent with the same-prior year period, and continues to be impacted by sales deleverage, particularly in our high-volume urban Shacks.
General and Administrative Expenses
General and administrative expenses consist of costs associated with home office and administrative functions that support Shack development and operations, as well as equity-based compensation expense.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 31 2021	March 25 2020
General and administrative expenses	$19,565	$16,191
Percentage of total revenue	12.6%	11.3%
Dollar change compared to prior year	$3,374
Percentage change compared to prior year	20.8%
The increase in General and administrative expenses for the thirteen weeks ended March 31, 2021 was primarily due to continued investment across the business, including an increase in headcount to support the strategic growth plan, and increased investments in marketing and our digital initiatives.
As a percentage of total revenue, the increase in General and administrative expenses for the thirteen weeks ended March 31, 2021 was primarily due primarily to drivers described above.
Depreciation and Amortization Expense
Depreciation and amortization expense primarily consists of the depreciation of fixed assets, including leasehold improvements and equipment, as well as financing equipment lease assets.
Shake Shack Inc. Form 10-Q | 31

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 31 2021	March 25 2020
Depreciation and amortization expense	$13,726	$11,768
Percentage of total revenue	8.8%	8.2%
Dollar change compared to prior year	$1,958
Percentage change compared to prior year	16.6%
The increase in Depreciation and amortization expense for the thirteen weeks ended March 31, 2021 was primarily due to incremental depreciation of capital expenditures related to the opening of 25 net new domestic Company-operated Shacks between March 25, 2020 and March 31, 2021 and increased technology investments to support our digital initiatives.
As a percentage of total revenue, the increase in Depreciation and amortization expense for the thirteen weeks ended March 31, 2021 was primarily due to the aforementioned items.
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

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 31 2021	March 25 2020
Pre-opening costs	$3,576	$2,243
Percentage of total revenue	2.3%	1.6%
Dollar change compared to prior year	$1,333
Percentage change compared to prior year	59.4%
The increase in Pre-opening costs for the thirteen weeks ended March 31, 2021 was due to the increased fiscal 2021 development pipeline for new domestic Company-operated Shacks, including those expected to open in the first half of the fiscal year.
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
32 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 31 2021	March 25 2020
Impairment and loss on disposal of assets	$369	$2,088
Percentage of total revenue	0.2%	1.5%
Dollar change compared to prior year	$(1,719)
Percentage change compared to prior year	(82.3)%
The decrease in Impairment and loss on disposal of assets for the thirteen weeks ended March 31, 2021 was primarily due to asset impairment charges of $1.1 million in the first quarter of 2020 related to the impairment of one Shack. In addition, loss on disposal of assets decreased due to several Shack renovations in fiscal 2020.
Other Income (Expense), Net
Other income (expense), net consists of adjustments to liabilities under our Tax Receivable Agreement, dividend income, interest income and net unrealized and realized gains and losses from the sale of marketable securities.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 31 2021	March 25 2020
Other income (expense), net	$31	$(93)
Percentage of total revenue	—%	(0.1)%
Dollar change compared to prior year	$124
Percentage change compared to prior year	(133.3)%
The increase in Other income (expense), net for the thirteen weeks ended March 31, 2021 was primarily due to a decline in unrealized losses related to our investments in marketable securities, partially offset by a decrease in dividend income.
Interest Expense
Interest expense primarily consists of interest and fees on our Revolving Credit Facility, imputed interest related to our financing equipment leases, amortization of deferred financing costs, and interest on the current portion of our liabilities under the Tax Receivable Agreement.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 31 2021	March 25 2020
Interest expense	$(515)	$(112)
Percentage of total revenue	(0.3)%	(0.1)%
Dollar change compared to prior year	$(403)
Percentage change compared to prior year	359.8%
The increase in Interest expense was primarily due to the write-off of previously capitalized costs of $0.3 million associated with the amendment of our Revolving Credit Facility in March 2021. Refer to Note 6, Debt, for further details.
Income Tax Expense (Benefit)
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
Shake Shack Inc. Form 10-Q | 33

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 31 2021	March 25 2020
Income tax expense (benefit)	$(11,080)	$87
Percentage of total revenue	(7.1)%	0.1%
Dollar change compared to prior year	$(11,167)
Percentage change compared to prior year	(12,835.6)%
Our effective income tax rates for the thirteen weeks ended March 31, 2021 and March 25, 2020 were 105.5% and (8.8)%, respectively. The increase was primarily driven by lower pre-tax book income resulting in a loss, causing tax credits and windfall tax benefits related to equity-based compensation to have an increasing effect on the tax rate, as well as a reduction of a valuation allowance. Additionally, an increase in our ownership interest in SSE Holdings increases our share of the taxable income (loss) of SSE Holdings. Our weighted-average ownership interest in SSE Holdings was 93.0% and 91.6% for the thirteen weeks ended March 31, 2021 and March 25, 2020, respectively.
Net Loss Attributable to Non-Controlling Interests
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

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 31 2021	March 25 2020
Net loss attributable to non-controlling interests	$(734)	$(119)
Percentage of total revenue	(0.5)%	(0.1)%
Dollar change compared to prior year	$(615)
Percentage change compared to prior year	516.8%
The increase in Net loss attributable to non-controlling interests for the thirteen weeks ended March 31, 2021 was primarily due to an increase in net loss for SSE Holdings for the period, partially offset by a decrease in the non-controlling interest holders' weighted average ownership, which was 7.0% and 8.4% for the thirteen weeks ended March 31, 2021 and March 25, 2020, respectively.
NON-GAAP FINANCIAL MEASURES

To supplement the condensed consolidated financial statements, which are prepared and presented in accordance with U.S. GAAP, we use the following non-GAAP financial measures: Shack-level operating profit, Shack-level operating profit margin, EBITDA, adjusted EBITDA, adjusted EBITDA margin, adjusted pro forma net income and adjusted pro forma earnings per fully exchanged and diluted share (collectively the "non-GAAP financial measures").
34 | Shake Shack Inc. Form 10-Q

Shack-Level Operating Profit
Shack-level operating profit is defined as Shack sales less Shack-level operating expenses including Food and paper costs, Labor and related expenses, Other operating expenses and Occupancy and related expenses.
How This Measure Is Useful
When used in conjunction with GAAP financial measures, Shack-level operating profit and Shack-level operating profit margin are supplemental measures of operating performance that the Company believes are useful measures to evaluate the performance and profitability of its Shacks. Additionally, Shack-level operating profit and Shack-level operating profit margin are key metrics used internally by management to develop internal budgets and forecasts, as well as assess the performance of its Shacks relative to budget and against prior periods. It is also used to evaluate employee compensation as it serves as a metric in certain performance-based employee bonus arrangements. The Company believes presentation of Shack-level operating profit and Shack-level operating profit margin provides investors with a supplemental view of its operating performance that can provide meaningful insights to the underlying operating performance of the Shacks, as these measures depict the operating results that are directly impacted by the Shacks and exclude items that may not be indicative of, or are unrelated to, the ongoing operations of the Shacks. It may also assist investors to evaluate the Company's performance relative to peers of various sizes and maturities and provides greater transparency with respect to how management evaluates the business, as well as the financial and operational decision-making.
Limitations of the Usefulness of this Measure
Shack-level operating profit and Shack-level operating profit margin may differ from similarly titled measures used by other companies due to different methods of calculation. Presentation of Shack-level operating profit and Shack-level operating profit margin is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. Shack-level operating profit excludes certain costs, such as General and administrative expenses and Pre-opening costs, which are considered normal, recurring cash operating expenses and are essential to support the operation and development of the Company's Shacks. Therefore, this measure may not provide a complete understanding of the Company's operating results as a whole and Shack-level operating profit and Shack-level operating profit margin should be reviewed in conjunction with the Company's GAAP financial results. A reconciliation of Shack-level operating profit to Operating loss, the most directly comparable GAAP financial measure, is set forth below.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 31 2021	March 25 2020
Operating loss	$(10,021)	$(787)
Less:
Licensing revenue	4,614	5,122
Add:
General and administrative expenses	19,565	16,191
Depreciation and amortization expense	13,726	11,768
Pre-opening costs	3,576	2,243
Impairment and loss on disposal of assets(1)	369	2,088
Shack-level operating profit	$22,601	$26,381

Total revenue	$155,282	$143,170
Less: licensing revenue	4,614	5,122
Shack sales	$150,668	$138,048

Shack-level operating profit margin(2)	15.0%	19.1%
(1)    For the thirteen weeks ended March 25, 2020, amount includes a non-cash impairment charge of $1.1 million related to one Shack.
(2)    As a percentage of Shack sales.
Shake Shack Inc. Form 10-Q | 35

EBITDA and Adjusted EBITDA
EBITDA is defined as Net income (loss) before interest expense (net of interest income), Income tax expense (benefit) and Depreciation and amortization expense. Adjusted EBITDA is defined as EBITDA (as defined above) excluding equity-based compensation expense, deferred lease cost, Impairment and loss on the disposal of assets, amortization of cloud-based software implementation costs, as well as certain non-recurring items that the Company does not believe directly reflect its core operations and may not be indicative of the Company's recurring business operations.
How These Measures Are Useful
When used in conjunction with GAAP financial measures, EBITDA and adjusted EBITDA are supplemental measures of operating performance that the Company believes are useful measures to facilitate comparisons to historical performance and competitors' operating results. Adjusted EBITDA is a key metric used internally by management to develop internal budgets and forecasts and also serves as a metric in its performance-based equity incentive programs and certain bonus arrangements. The Company believes presentation of EBITDA and adjusted EBITDA provides investors with a supplemental view of the Company's operating performance that facilitates analysis and comparisons of its ongoing business operations because they exclude items that may not be indicative of the Company's ongoing operating performance.
Limitations of the Usefulness of These Measures
EBITDA and adjusted EBITDA may differ from similarly titled measures used by other companies due to different methods of calculation. Presentation of EBITDA and adjusted EBITDA is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. EBITDA and adjusted EBITDA exclude certain normal recurring expenses. Therefore, these measures may not provide a complete understanding of the Company's performance and should be reviewed in conjunction with the GAAP financial measures. A reconciliation of EBITDA and adjusted EBITDA to Net income (loss), the most directly comparable GAAP measure, is as follows.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 31 2021	March 25 2020
Net income (loss)	$575	$(1,079)
Depreciation and amortization expense	13,726	11,768
Interest expense, net	515	112
Income tax expense (benefit)	(11,080)	87
EBITDA	$3,736	$10,888

Equity-based compensation	1,681	1,300
Amortization of cloud-based software implementation costs(1)	313	260
Deferred lease costs(2)	204	(330)
Impairment and loss on disposal of assets(3)	369	2,088
Debt offering related costs(4)	236	—
Legal settlement(5)	595	—
Executive transition costs(6)	—	34
Project Concrete(7)	—	(261)
Other(8)	—	285
ADJUSTED EBITDA	$7,134	$14,264

Adjusted EBITDA margin(9)	4.6%	10.0%
(1)    Represents amortization of capitalized implementation costs related to cloud-based software arrangements that are included within General and administrative expenses.
(2)    Reflects the extent to which lease expense is greater than or less than contractual fixed base rent.
(3)    Includes losses on disposals of property and equipment in the normal course of business. For the thirteen weeks ended March 25, 2020, amount includes a non-cash impairment charge of $1.1 million related to one Shack.
36 | Shake Shack Inc. Form 10-Q

(4)    Costs incurred in connection with the Company’s Convertible Notes, issued in March 2021, including consulting and advisory fees. Refer to Note 6, Debt, for further details.
(5)    Expense incurred to establish an accrual related to the settlement of a legal matter. See Note 13, Commitments and Contingencies, for further details.
(6)    Represents fees paid in connection with the search and hiring of certain executive and key management positions.
(7)    Represents consulting and advisory fees related to the Company's enterprise-wide system upgrade initiative called Project Concrete.
(8)    Represents incremental expenses incurred related to an inventory adjustment and certain employee-related expenses.
(9)    Calculated as a percentage of total revenue which was $155.3 million and $143.2 million for the thirteen weeks ended March 31, 2021 and March 25, 2020, respectively.

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
Shake Shack Inc. Form 10-Q | 37

	Thirteen Weeks Ended
(in thousands, except per share amounts)	March 31 2021	March 25 2020
Numerator:
Net income (loss) attributable to Shake Shack Inc.	$1,309	$(960)
Adjustments:
Reallocation of net loss attributable to non-controlling interests from the assumed exchange of LLC Interests(1)	(734)	(119)
Executive transition costs(2)	—	34
Project Concrete(3)	—	(261)
Legal settlement(4)	595	—
Debt offering related costs(5)	236	—
Revolving Credit Facility amendment-related costs(6)	323	—
Income tax benefit (7)	24	1,819
Other(8)	—	285
Adjusted pro forma net income	$1,753	$798
Denominator:
Weighted-average shares of Class A common stock outstanding—diluted	42,789	34,444
Adjustments:
Assumed exchange of LLC Interests for shares of Class A common stock(1)	—	3,144
Dilutive effect of stock options	—	704
Adjusted pro forma fully exchanged weighted-average shares of Class A common stock outstanding—diluted	42,789	38,292
Adjusted pro forma earnings per fully exchanged share—diluted	$0.04	$0.02

	Thirteen Weeks Ended
	March 31 2021	March 25 2020
Earnings (loss) per share of Class A common stock - diluted	$0.01	$(0.03)
Assumed exchange of LLC Interests for shares of Class A common stock(1)	—	—
Non-GAAP adjustments(9)	0.03	0.05
Adjusted pro forma earnings per fully exchanged share—diluted	$0.04	$0.02
(1)    Assumes the exchange of all outstanding LLC Interests for shares of Class A common stock, resulting in the elimination of the non-controlling interest and recognition of the net loss attributable to non-controlling interests.
(2)    Represents fees paid in connection with the search and hiring of certain executive and key management positions.
(3)    Represents consulting and advisory fees related to the Company's enterprise-wide system upgrade initiative called Project Concrete.
(4)    Expense incurred to establish an accrual related to the settlement of a legal matter. See Note 13, Commitments and Contingencies, for further details.
(5)    Costs incurred in connection with the Company’s Convertible Notes, issued in March 2021, including consulting and advisory fees. Refer to Note 6, Debt, for further details.
(6)    Expense incurred in connection with the Company's amendments on the Revolving Credit Facility, including the write-off of previously capitalized costs on the Revolving Credit Facility. Refer to Note 6, Debt, for further details.
(7)    Represents the tax effect of the aforementioned adjustments and pro forma adjustments to reflect corporate income taxes at assumed effective tax rates of 118.8% and 185.4% for the thirteen weeks ended March 31, 2021 and March 25, 2020, respectively. Amounts include provisions for U.S. federal income taxes, certain LLC entity-level taxes and foreign withholding taxes, assuming the highest statutory rates apportioned to each applicable state, local and foreign jurisdiction.
(8)    Represents incremental expenses incurred related to an inventory adjustment and certain employee-related expenses.
(9)    Represents the per share impact of non-GAAP adjustments for each period. Refer to the reconciliation of Adjusted Pro Forma Net Income above for further details.
LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
38 | Shake Shack Inc. Form 10-Q

Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, short-term investments and availability under our Revolving Credit Facility. In March 2021, we issued 0% Convertible Notes of Convertible Debt, and received $243.8 million of proceeds, net of discounts. Refer to Note 6, Debt, for further discussion.
As of March 31, 2021, we maintained a cash and cash equivalents balance of $375.0 million and a short-term investments balance of $40.9 million within Marketable securities.
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
Our primary requirements for liquidity are to fund our working capital needs, operating and finance lease obligations, capital expenditures and general corporate needs. Our requirements for working capital are generally not significant because our guests pay for their food and beverage purchases in cash or on debit or credit cards at the time of the sale and we are able to sell many of our inventory items before payment is due to the supplier of such items. Our ongoing capital expenditures are principally related to opening new Shacks, existing Shack capital investments (both for remodels and maintenance), as well as investments in our corporate and digital infrastructure.
In addition, we are obligated to make payments to certain members of SSE Holdings under the Tax Receivable Agreement. As of March 31, 2021, such obligations totaled $234.0 million. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. Although the amount of any payments that must be made under the Tax Receivable Agreement may be significant, the timing of these payments will vary and will generally be limited to one payment per member per year. The amount of such payments are also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us or to SSE Holdings, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
In response to the uncertain market conditions resulting from the onset of the COVID-19 pandemic, we took the following actions in fiscal 2020.
•On April 17, 2020, we announced an "at-the-market" equity offering program (the "ATM Program"), under which we may offer and sell shares of our Class A common stock having an aggregate price of up to $75.0 million from time to time. On April 21, 2020, we completed the sale of 233,467 shares of our Class A common stock pursuant to the ATM Program and received $9.8 million of proceeds, net of commissions. The proceeds were used to purchase newly-issued LLC Interests.
•On April 21, 2020, we completed an underwritten offering of 3,416,070 shares of our Class A common stock, resulting in $135.9 million of proceeds, net of underwriting discounts and commissions. The proceeds were used to purchase newly-issued LLC Interests.
•In May 2020, we entered into an amendment to our Revolving Credit Facility that provided for a number of enhanced modifications to reflect the current and ongoing impact from COVID-19. Our Revolving Credit Facility was further amended in March 2021, resulting in a modification of the applicable covenants and restrictions in the Credit Agreement to permit the incurrence of the Convertible Notes, including obligations and transactions in connection therewith. Refer to Note 6, Debt, for further information.
•In March 2020, we drew down the full $50.0 million available under the Revolving Credit Facility to enhance liquidity and financial flexibility given the uncertain market conditions created by the COVID-19 pandemic. We repaid this amount in full, plus interest, in June 2020. As of March 31, 2021, we were in compliance with all covenants.
We believe our existing cash and marketable securities balances will be sufficient to fund our operating and finance lease obligations, capital expenditures, Tax Receivable Agreement obligations and working capital needs for at least the next 12 months and the foreseeable future.
Shake Shack Inc. Form 10-Q | 39

Summary of Cash Flows
The following table presents a summary of our cash flows from operating, investing and financing activities.

	Thirteen Weeks Ended
(in thousands)	March 31 2021	March 25 2020
Net cash provided by operating activities	$9,951	$7,484
Net cash provided by (used in) investing activities	(27,228)	649
Net cash provided by financing activities	245,403	42,574
Increase in cash and cash equivalents	228,126	50,707
Cash and cash equivalents at beginning of period	146,873	37,099
Cash and cash equivalents at end of period	$374,999	$87,806
Operating Activities
For the thirteen weeks ended March 31, 2021 net cash provided by operating activities was $10.0 million compared to $7.5 million for the thirteen weeks ended March 25, 2020, an increase of $2.5 million. The increase was primarily due to change in operating assets and liabilities of $3.9 million and an increase in net income of $1.7 million, partially offset by the impact of non-cash charges of $3.1 million.
The $3.9 million change in our operating asset and liability balances was primarily driven by Accrued wages and related liabilities being a source of cash of $2.9 million in the first quarter of 2021, primarily driven by higher accruals associated with payroll costs, compared to a use of cash of $5.1 million in the first quarter of 2020; Accounts payable being a source of cash of $1.5 million in the first quarter of 2021, driven by timing of payments, compared to a use of cash of $4.4 million in the first quarter of 2020; partially offset by Accrued expenses being a use of cash of $9.4 million in the first quarter of 2021, due to the timing of accruals associated with tax payments, compared to a use of cash of $6.3 million in the first quarter of 2020; Other long-term liabilities being a use of cash of $1.8 million in the first quarter of 2021, due to the timing of tax payments, compared to a source of cash of $0.5 million in the first quarter of 2020; and Accounts Receivable being a source of cash of $0.6 million in the first quarter of 2021, primarily driven by timing of cash receipts of open receivables, compared to a source of cash of $3.2 million in the first quarter of 2020.
Investing Activities
For the thirteen weeks ended March 31, 2021 net cash used in investing activities was $27.2 million compared to net cash provided by investing activities of $0.6 million for the thirteen weeks ended March 25, 2020, a decrease of $27.8 million. This decrease was primarily due to a decrease of $20.0 million of proceeds from sales of marketable securities, an increase of $4.0 million in capital expenditures to support our real estate development and digital initiatives and increased purchases of marketable securities of $3.9 million.
Financing Activities
For the thirteen weeks ended March 31, 2021 net cash provided by financing activities was $245.4 million compared to $42.6 million for the thirteen weeks ended March 25, 2020, an increase of $202.8 million. This increase was primarily due to $243.8 million in net cash proceeds from the issuance of the Convertible Notes, decreased payments made under the Tax Receivable Agreement, and increased proceeds from stock option exercises, partially offset by $50.0 million in gross cash proceeds from the drawdown of funds from our Revolving Credit Facility in the first quarter of 2020 — which was repaid in full, plus interest, in the second quarter of 2020.
Revolving Credit Facility
In August 2019, we entered into a Revolving Credit Facility, which permits borrowings up to $50.0 million, of which the entire amount is available immediately, with the ability to increase available borrowings up to an additional $100.0 million, to be made available subject to satisfaction of certain conditions. The Revolving Credit Facility also permits the issuance of letters of credit upon our request of up to $15.0 million.
40 | Shake Shack Inc. Form 10-Q

In March 2020, we drew down the full $50.0 million available under the Revolving Credit Facility to enhance liquidity and financial flexibility given the uncertain market conditions created by the COVID-19 pandemic. We repaid this amount in full, plus interest, in June 2020.
In May 2020, we entered into a First Amendment, which, among other things, provided for modified financial covenant compliance requirements for a period of time. The First Amendment required us to maintain minimum liquidity of $25.0 million through July 1, 2021 and outstanding borrowings during the applicable period covered by the First Amendment bore interest at either: (i) LIBOR plus a percentage ranging from 1.0% to 2.5% or (ii) the base rate plus a percentage ranging from 0.0% to 1.5%, in each case depending on our net lease adjusted leverage ratio.
In March 2021, we entered into a Second Amendment. The Second Amendment modified the applicable covenants and restrictions in the Credit Agreement to permit the incurrence of the Convertible Notes (as defined below), including obligations and transactions in connection therewith. In addition, the Second Amendment, among other things, (i) extended the period applicable to the increased interest rate margin as set forth in the First Amendment; (ii) shortened the maturity date of the Revolving Credit Facility from August 2024 to September 2022 and (iii) added mechanics relating to the transition from the use of LIBOR to SOFR upon the discontinuance or unavailability of LIBOR.
Subsequently, and also in March 2021, we entered into a Third Amendment with JPMorgan Chase Bank, N.A. (as successor agent to Wells Fargo Bank, National Association), as administrative agent, and the lenders party thereto. In addition, in March 2021, Wells Fargo Bank resigned as administrative agent under the Revolving Credit Facility and assigned its commitments thereunder to JPMorgan Bank, N.A. The Third Amendment appoints JPMorgan Bank, N.A. as administrative agent under the Revolving Credit Facility. In addition, the Third Amendment, among other things, extends the maturity date of the Revolving Credit Facility from September 2022 to March 2026. As of March 31, 2021 and December 30, 2020, no amounts were outstanding under the Revolving Credit Facility.
The obligations under the Revolving Credit Facility are secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' direct and indirect subsidiaries (with certain exceptions).
The Revolving Credit Facility requires us to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios. We are not subject to these coverage ratios for a period of time due to the Second Amendment to the Revolving Credit Facility described above. In addition, the Revolving Credit Facility contains other customary affirmative and negative covenants, including those which (subject to certain exceptions and dollar thresholds) limit our ability to incur debt; incur liens; make investments; engage in mergers, consolidations, liquidations or acquisitions; dispose of assets; make distributions on or repurchase equity securities; engage in transactions with affiliates; and prohibits us, with certain exceptions, from engaging in any line of business not related to our current line of business. As of March 31, 2021, we were in compliance with all covenants.
As of March 31, 2021, the Revolving Credit Facility had unamortized deferred financing costs of $0.1 million, and was included in Other assets on the Condensed Consolidated Balance Sheet. Total interest expense related to the Revolving Credit Facility were $0.4 million and $0.1 million for the thirteen weeks ended March 31, 2021 and March 25, 2020, respectively. Total interest expense for the thirteen weeks ended March 31, 2021 primarily included write-off of previously capitalized costs on the Revolving Credit Facility.
Convertible Notes
In March 2021, we issued $225.0 million aggregate principal amount of 0% Convertible Senior Notes due 2028 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. We granted an option to the initial purchasers to purchase up to an additional $25.0 million aggregate principal amount of Convertible Notes to cover over-allotments, which was subsequently fully exercised during March 2021, resulting in a total issuance of $250.0 million aggregate principal amount of Convertible Notes. The Convertible Notes will mature on March 1, 2028, unless earlier converted, redeemed or repurchased in certain circumstances. Upon conversion, we pay or deliver, as the case may be, cash, shares of Shake Shack’s Class A common stock or a combination of cash and shares of Shake Shack’s Class A common stock, at our election.
The Convertible Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding December 1, 2027, only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on June 30, 2021 (and only during such fiscal quarter), if the last reported sale price of our Class A common stock, par value $0.001 per share, for at least 20 trading days (whether or not consecutive) during a period of 30
Shake Shack Inc. Form 10-Q | 41

consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price for the Convertible Notes on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period in which the trading price (as defined in the Indenture) per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Class A common stock and the conversion rate for the Convertible Notes on each such trading day; (3) if we call such Convertible Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the Convertible Notes called (or deemed called) for redemption; and (4) upon the occurrence of specified corporate events as set forth in the Indenture. On or after December 1, 2027, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the Convertible Notes may convert all or any portion of their Convertible Notes at any time, regardless of the foregoing circumstances.
The Convertible Notes had an initial conversion rate of 5.8679 shares of Shake Shack’s Class A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $170.42 per share of Shake Shack’s Class A common stock.
We may not redeem the Convertible Notes prior to March 6, 2025. We may redeem for cash all or any portion of the Convertible Notes, at our option, on or after March 6, 2025 if the last reported sale price of Shake Shack’s Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date.
In addition, if we undergo a fundamental change (as defined in the indenture governing the Convertible Notes), subject to certain conditions, holders may require us to repurchase for cash all or any portion of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid special interest, if any, to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events that occur prior to the maturity date of the Convertible Notes or if we deliver a notice of redemption in respect of some or all of the Convertible Notes, we will, in certain circumstances, increase the conversion rate of the Convertible Notes for a holder who elects to convert our Convertible Notes in connection with such a corporate event or convert our Convertible Notes called (or deemed called) for redemption during the related redemption period, as the case may be.
Contemporaneously with the issuance of the Convertible Notes, Shake Shack Inc. entered into an Intercompany Note with SSE Holdings, LLC. SSE Holdings promises to pay Shake Shack, Inc., for value received, the principal amount with interest of the Intercompany Note in March 2028. Shake Shack Inc. will exercise its right to convert the Intercompany Note to maintain at all times a one-to-one ratio between the number of common units, directly or indirectly, by Shake Shack Inc and the aggregate number of outstanding shares of common stock.
As of March 31, 2021, the Convertible Notes had a gross principal balance of $250.0 million and a balance of $242.9 million, net of unamortized discount and debt issuance costs of $7.1 million. As of March 31, 2021, the unamortized balance of discount and debt issuance costs was recorded as a contra-liability and netted with Long-term debt on the Condensed Consolidated Balance Sheets and was being amortized as interest expense using the effective interest method. Total amortization expense was $0.1 million for the thirteen weeks ended March 31, 2021 and was included in Interest expense in the Condensed Consolidated Statements of Income (Loss). In connection with the Convertible Notes, we also incurred costs of $0.2 million, including consulting and advisory fees, in the thirteen weeks ended March 31, 2021 and was included in General and administrative expense in the Condensed Consolidated Statements of Income (Loss).
At March 31, 2021, the fair value of the Convertible Notes was approximately $248.1 million, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as a Level 2 measurement within the fair value hierarchy.
42 | Shake Shack Inc. Form 10-Q

CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2020, other than those made in the ordinary course of business.
OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes to our off-balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2020.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our consolidated financial condition and results of operations is based upon the accompanying condensed consolidated financial statements and notes thereto, which have been prepared in accordance with GAAP. The preparation of the condensed consolidated financial statements requires us to make estimates, judgments and assumptions, which we believe to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Variances in the estimates or assumptions used to actual experience could yield materially different accounting results. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances. There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2020.
Recently Issued Accounting Pronouncements
See "Note 2: Summary of Significant Accounting Policies—Recently Issued Accounting Pronouncements” under Part I, Item 1 of this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to our exposure to market risks as described in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2020.
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
Shake Shack Inc. Form 10-Q | 43

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
44 | Shake Shack Inc. Form 10-Q

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
The information required by this Item is incorporated by reference to Part I, Item 1, Note 13: Commitments and Contingencies—Legal Contingencies.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Shake Shack Inc. Form 10-Q | 45

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
10.1
Second Amendment to Credit Agreement, dated as of March 1, 2021, by and among SSE Holdings, LLC, the Guarantors party thereto, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent
*
10.2
Third Amendment to Credit Agreement, dated as of March 5, 2021, by and among SSE Holdings, LLC, the Guarantors party thereto, the Lenders party thereto, and JPMorgan Chase Bank, National Association, as Administrative Agent
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

46 | Shake Shack Inc. Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shake Shack Inc.
(Registrant)

Date: May 7, 2021	By:	/s/ Randy Garutti
Randy Garutti
Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: May 7, 2021	By:	/s/ Tara Comonte
Tara Comonte
President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Shake Shack Inc. Form 10-Q | 47