Form 10-Q
period 2021-06-30
Shake Shack Inc.
filed 2021-08-06
CIK 1620533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of July 28, 2021, there were 39,135,876 shares of Class A common stock outstanding and 2,921,587 shares of Class B common stock outstanding.

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
All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Form 10-Q in the context of the risks and uncertainties disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2020 as filed with the Securities and Exchange Commission (the "SEC").
The forward-looking statements included in this Form 10-Q are made only as of the date hereof. The Company undertakes no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
Shake Shack Inc. Form 10-Q | 1

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
2 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	June 30 2021	December 30 2020
ASSETS
Current assets:
Cash and cash equivalents	$340,103	$146,873
Marketable securities	80,105	36,887
Accounts receivable, net	11,703	9,464
Inventories	3,560	2,888
Prepaid expenses and other current assets	2,690	7,074
Total current assets	438,161	203,186
Property and equipment, net of accumulated depreciation of $193,143 and $166,156, respectively	356,202	336,541
Operating lease assets	326,744	306,317
Deferred income taxes, net	299,535	287,007
Other assets	11,625	12,297
TOTAL ASSETS	$1,432,267	$1,145,348
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$26,292	$23,487
Accrued expenses	32,759	25,920
Accrued wages and related liabilities	14,864	10,441
Operating lease liabilities, current	36,677	35,657
Other current liabilities	13,899	14,200
Total current liabilities	124,491	109,705
Long-term debt	243,019	—
Long-term operating lease liabilities	363,482	343,736
Liabilities under tax receivable agreement, net of current portion	234,049	232,954
Other long-term liabilities	23,694	24,460
Total liabilities	988,735	710,855
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of June 30, 2021 and December 30, 2020.	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 39,134,356 and 38,717,790 shares issued and outstanding as of June 30, 2021 and December 30, 2020, respectively.	39	39
Class B common stock, $0.001 par value—35,000,000 shares authorized; 2,921,587 and 2,951,188 shares issued and outstanding as of June 30, 2021 and December 30, 2020, respectively.	3	3
Additional paid-in capital	401,567	395,067
Retained earnings	15,462	12,209
Accumulated other comprehensive income	2	3
Total stockholders' equity attributable to Shake Shack Inc.	417,073	407,321
Non-controlling interests	26,459	27,172
Total equity	443,532	434,493
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,432,267	$1,145,348
See accompanying Notes to Condensed Consolidated Financial Statements.
Shake Shack Inc. Form 10-Q | 3

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(in thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30 2021	June 24 2020	June 30 2021	June 24 2020
Shack sales	$181,470	$89,519	$332,138	$227,567
Licensing revenue	5,990	2,267	10,604	7,389
TOTAL REVENUE	187,460	91,786	342,742	234,956
Shack-level operating expenses:
Food and paper costs	54,917	30,027	99,547	69,591
Labor and related expenses	52,631	30,933	99,013	72,699
Other operating expenses	24,275	14,304	47,419	32,083
Occupancy and related expenses	14,876	12,323	28,787	24,881
General and administrative expenses	20,366	14,017	39,931	30,208
Depreciation and amortization expense	14,472	12,089	28,198	23,857
Pre-opening costs	2,258	1,734	5,834	3,977
Impairment and loss on disposal of assets	358	434	727	2,522
TOTAL EXPENSES	184,153	115,861	349,456	259,818
OPERATING INCOME (LOSS)	3,307	(24,075)	(6,714)	(24,862)
Other income, net	108	394	139	301
Interest expense	(359)	(442)	(874)	(554)
INCOME (LOSS) BEFORE INCOME TAXES	3,056	(24,123)	(7,449)	(25,115)
Income tax expense (benefit)	991	(6,092)	(10,089)	(6,005)
NET INCOME (LOSS)	2,065	(18,031)	2,640	(19,110)
Less: Net income (loss) attributable to non-controlling interests	121	(1,820)	(613)	(1,939)
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$1,944	$(16,211)	$3,253	$(17,171)
Earnings (loss) per share of Class A common stock:
Basic	$0.05	$(0.43)	$0.08	$(0.48)
Diluted	$0.05	$(0.43)	$0.06	$(0.48)
Weighted-average shares of Class A common stock outstanding:
Basic	39,114	37,309	39,031	35,876
Diluted	43,789	37,309	43,289	35,876
See accompanying Notes to Condensed Consolidated Financial Statements.

4 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30 2021	June 24 2020	June 30 2021	June 24 2020
Net income (loss)	$2,065	$(18,031)	$2,640	$(19,110)
Other comprehensive income (loss), net of tax(1):
Change in foreign currency translation adjustment	—	—	(1)	1
Net change	—	—	(1)	1
OTHER COMPREHENSIVE INCOME (LOSS)	—	—	(1)	1
COMPREHENSIVE INCOME (LOSS)	2,065	(18,031)	2,639	(19,109)
Less: comprehensive income (loss) attributable to non-controlling interest	121	(1,820)	(613)	(1,939)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$1,944	$(16,211)	$3,252	$(17,170)
(1)Net of tax expense of $0 for the thirteen and twenty-six weeks ended June 30, 2021 and June 24, 2020.
See accompanying Notes to Condensed Consolidated Financial Statements.
Shake Shack Inc. Form 10-Q | 5

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands, except share amounts)

For the Thirteen Weeks Ended June 30, 2021 and June 24, 2020
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE, MARCH 31, 2021	39,103,239	$39	2,921,588	$3	$400,371	$13,518	$2	$26,017	$439,950
Net income (loss)						1,944		121	2,065
Other comprehensive income (loss):
Net change in foreign currency translation adjustment							—		—
Equity-based compensation					1,987				1,987
Activity under stock compensation plans	31,116	—			(788)			557	(231)
Redemption of LLC Interests	1	—	(1)	—	(3)			3	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					—				—
Issuance of Class A common stock sold in equity offerings, net of underwriting discounts, commissions and offering costs	—	—			—			—	—
Distributions paid to non-controlling interest holders								(239)	(239)
BALANCE, JUNE 30, 2021	39,134,356	$39	2,921,587	$3	$401,567	$15,462	$2	$26,459	$443,532

BALANCE, MARCH 25, 2020	34,523,400	$35	3,117,002	$3	$246,970	$53,407	$3	$22,188	$322,606
Net income (loss)						(16,211)		(1,820)	(18,031)
Other comprehensive income (loss):
Net change in foreign currency translation adjustment							—		—
Equity-based compensation					1,429				1,429
Activity under stock compensation plans	63,601	—			(164)			72	(92)
Redemption of LLC Interests	—	—	—	—					—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					385				385
Issuance of Class A common stock sold in equity offerings, net of underwriting discounts, commissions and offering costs	3,649,537	3			135,718			9,276	144,997
Distributions paid to non-controlling interest holders								(9)	(9)
BALANCE, JUNE 24, 2020	38,236,538	$38	3,117,002	$3	$384,338	$37,196	$3	$29,707	$451,285

6 | Shake Shack Inc. Form 10-Q

For the Twenty-Six Weeks Ended June 30, 2021 and June 24, 2020
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 30, 2020	38,717,790	$39	2,951,188	$3	$395,067	$12,209	$3	$27,172	$434,493
Net income (loss)						3,253		(613)	2,640
Other comprehensive income (loss):
Net change in foreign currency translation adjustment							(1)		(1)
Equity-based compensation					3,683				3,683
Activity under stock compensation plans	386,965	—			2,571			639	3,210
Redemption of LLC Interests	29,601	—	(29,601)	—	33			(33)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					213				213
Issuance of Class A common stock sold in equity offerings, net of underwriting discounts, commissions and offering costs	—	—			—			—	—
Distributions paid to non-controlling interest holders								(706)	(706)
BALANCE, JUNE 30, 2021	39,134,356	$39	2,921,587	$3	$401,567	$15,462	$2	$26,459	$443,532

BALANCE, DECEMBER 25, 2019	34,417,302	$35	3,145,197	$3	$244,410	$54,367	$2	$23,168	$321,985
Net income (loss)						(17,171)		(1,939)	(19,110)
Other comprehensive income (loss):
Net change in foreign currency translation adjustment							1		1
Equity-based compensation					2,742				2,742
Activity under stock compensation plans	141,504	—			260			(289)	(29)
Redemption of LLC Interests	28,195	—	(28,195)	—	195			(195)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					1,013				1,013
Issuance of Class A common stock sold in equity offerings, net of underwriting discounts, commissions and offering costs	3,649,537	3			135,718			9,276	144,997
Distributions paid to non-controlling interest holders								(314)	(314)
BALANCE, JUNE 24, 2020	38,236,538	$38	3,117,002	$3	$384,338	$37,196	$3	$29,707	$451,285
See accompanying Notes to Condensed Consolidated Financial Statements.

Shake Shack Inc. Form 10-Q | 7

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Twenty-Six Weeks Ended
	June 30 2021	June 24 2020
OPERATING ACTIVITIES
Net income (loss) (including amounts attributable to non-controlling interests)	$2,640	$(19,110)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization expense	28,198	23,857
Amortization of debt issuance costs	344	—
Amortization of cloud computing asset	627	628
Non-cash operating lease cost	24,716	22,220
Equity-based compensation	3,639	2,719
Deferred income taxes	6,265	11,225
Non-cash interest expense	343	16
Loss (gain) on sale of marketable securities	5	(79)
Impairment and loss on disposal of assets	727	2,522
Unrealized loss on equity securities	37	22
Other non-cash (income) expense	(1)	897
Changes in operating assets and liabilities:
Accounts receivable	(2,239)	1,679
Inventories	(672)	(125)
Prepaid expenses and other current assets	4,384	(745)
Other assets	(488)	(1,542)
Accounts payable	4,236	5,802
Accrued expenses	(13,643)	(15,179)
Accrued wages and related liabilities	4,423	(3,802)
Other current liabilities	(1,515)	(782)
Long-term operating lease liabilities	(24,583)	(12,649)
Other long-term liabilities	(438)	419
NET CASH PROVIDED BY OPERATING ACTIVITIES	37,005	17,993
INVESTING ACTIVITIES
Purchases of property and equipment	(44,709)	(37,637)
Purchases of marketable securities	(47,264)	(268)
Sales of marketable securities	4,004	20,000
NET CASH USED IN INVESTING ACTIVITIES	(87,969)	(17,905)
FINANCING ACTIVITIES
Proceeds from issuance of convertible notes, net of discount	243,750	—
Proceeds from revolving credit facility	—	50,000
Payments on revolving credit facility	—	(50,000)
Deferred financing costs	(101)	(64)
Proceeds from issuance of Class A common stock sold in equity offerings, net of underwriting discounts, commissions and offering costs	—	144,997
Payments on principal of finance leases	(1,272)	(1,150)
Distributions paid to non-controlling interest holders	(706)	(314)
Payments under tax receivable agreement	—	(6,643)
Debt issuance costs	(687)	—
Proceeds from stock option exercises	6,610	1,740
Employee withholding taxes related to net settled equity awards	(3,400)	(1,769)
NET CASH PROVIDED BY FINANCING ACTIVITIES	244,194	136,797
NET INCREASE IN CASH AND CASH EQUIVALENTS	193,230	136,885
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	146,873	37,099
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$340,103	$173,984
See accompanying Notes to Condensed Consolidated Financial Statements.
8 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Shake Shack Inc. Form 10-Q | 9

NOTE 1: NATURE OF OPERATIONS

Shake Shack Inc. was formed on September 23, 2014 as a Delaware corporation for the purpose of facilitating an initial public offering and other related transactions in order to carry on the business of SSE Holdings, LLC and its subsidiaries ("SSE Holdings"). Shake Shack is the sole managing member of SSE Holdings and, as sole managing member, the Company operates and controls all of the business and affairs of SSE Holdings. As a result, the Company consolidates the financial results of SSE Holdings and reports a non-controlling interest representing the economic interest in SSE Holdings held by the other members of SSE Holdings. As of June 30, 2021 the Company owned 93.1% of SSE Holdings. Unless the context otherwise requires, "we," "us," "our," "Shake Shack," the "Company" and other similar references, refer to Shake Shack Inc. and, unless otherwise stated, all of its subsidiaries, including SSE Holdings.
The Company operates and licenses Shake Shack restaurants ("Shacks"), which serve hamburgers, hot dogs, chicken, crinkle-cut fries, shakes, frozen custard, beer, wine and more. As of June 30, 2021, there were 339 Shacks in operation, system-wide, of which 200 were domestic Company-operated Shacks, 23 were domestic licensed Shacks and 116 were international licensed Shacks. As of June 30, 2021, one domestic Company-operated Shack and eight licensed Shacks were temporarily closed due to the COVID-19 pandemic.
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Shake Shack Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and on a basis consistent in all material respects with the accounting policies described in its Annual Report on Form 10-K for the fiscal year ended December 30, 2020 ("2020 Form 10-K"). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in its 2020 Form 10-K. In the Company's opinion, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the financial position and results of operation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.
SSE Holdings is considered a variable interest entity. Shake Shack Inc. is the primary beneficiary as the Company has the majority economic interest in SSE Holdings and, as the sole managing member, has decision making authority that significantly affects the economic performance of the entity, while the limited partners have no substantive kick-out or participating rights. As a result, the Company consolidates SSE Holdings. The assets and liabilities of SSE Holdings represent substantially all of the Company's consolidated assets and liabilities with the exception of certain deferred taxes and liabilities under the Tax Receivable Agreement. As of June 30, 2021 and December 30, 2020, the net assets of SSE Holdings were $384,193 and $383,669, respectively. The assets of SSE Holdings are subject to certain restrictions in SSE Holdings' revolving credit agreement. Refer to Note 6, Debt, for additional information.
Fiscal Year
The Company operates on a 52/53 week fiscal year ending on the last Wednesday in December. Fiscal 2021 contains 52 weeks and ends on December 29, 2021. Fiscal 2020 contained 53 weeks and ended on December 30, 2020. Unless otherwise stated, references to years in this report relate to fiscal years.
10 | Shake Shack Inc. Form 10-Q

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
The Company adopted the Accounting Standards Updates (“ASUs”) summarized below in fiscal 2021.

Accounting Standards Update	Description	Date Adopted
Simplifying the Accounting for Income Taxes (ASU 2019-12)
This standard simplifies various aspects related to accounting for income taxes by removing certain exceptions to the general principles in ASC 740, “Income Taxes” (“ASC 740”), and clarifying certain aspects of the current guidance to promote consistency among reporting entities.

The adoption of this standard did not have a material impact to the Company's condensed consolidated financial statements.
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

The Company elected to early adopt this standard, beginning December 31, 2020.

The guidance of this ASU is applicable to the convertible notes issued in March 2021. As a result, the convertible notes are accounted for as a single liability measured at amortized cost. The if-converted earnings per share ("EPS") method is used, with the effect of potential share settlement included in diluted EPS. Refer to Note 6, Debt, and Note 11, Earnings Per Share, for additional information.
December 31, 2020
NOTE 3: REVENUE

Revenue Recognition
Revenue consists of Shack sales and Licensing revenue. Generally, revenue is recognized as promised goods or services transfer to the guest or customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Shack sales are recognized when payment is tendered at the point of sale as the performance obligation has been satisfied.
Revenue from Shack sales is presented net of discounts and recognized when food, beverage and retail products are sold. Sales tax collected from customers is excluded from Shack sales and the obligation is included in sales tax payable until the taxes are remitted to the appropriate taxing authorities. Revenue from gift cards is deferred and recognized upon redemption.
Licensing revenue includes initial territory fees, Shack opening fees, and ongoing sales-based royalty fees from licensed Shacks. Generally, the licenses granted to develop, open and operate each Shack in a specified territory are the predominant goods or services transferred to the licensee in the contracts, and represent distinct performance obligations. Ancillary promised services, such as training and assistance during the initial opening of a Shack, are typically combined with the licenses and considered as one performance obligation per Shack. The Company determines the transaction price for each contract, which is comprised of the initial territory fee, and an estimate of the total Shack opening fees the Company expects to be entitled to. The calculation of total Shack opening fees included in the transaction price requires judgment, as it is based on an estimate of the number of Shacks the Company expects the licensee to open. The transaction price is then allocated equally to each Shack expected to open. The performance obligations are satisfied over time, starting when a Shack opens, through the end of the term of the
Shake Shack Inc. Form 10-Q | 11

license granted to the Shack. Because the Company is transferring licenses to access intellectual property during a contractual term, revenue is recognized on a straight-line basis over the license term. Generally, payment for the initial territory fee is received upon execution of the licensing agreement, and payment for the Shack opening fees are received either in advance of or upon opening the related Shack. These payments are initially deferred and recognized as revenue as the performance obligations are satisfied, which occurs over a long-term period.
Revenue from sales-based royalties is recognized as the related sales occur.
Revenue recognized during the thirteen and twenty-six weeks ended June 30, 2021 and June 24, 2020, disaggregated by type is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30 2021	June 24 2020	June 30 2021	June 24 2020
Shack sales	$181,470	$89,519	$332,138	$227,567
Licensing revenue:
Sales-based royalties	5,825	2,133	10,250	7,076
Initial territory and opening fees	165	134	354	313
Total revenue	$187,460	$91,786	$342,742	$234,956
The aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2021 and June 24, 2020 was $17,633 and $15,794, respectively. The Company expects to recognize this amount as revenue over a long-term period, as the license term for each Shack ranges from 5 to 20 years. This amount excludes any variable consideration related to sales-based royalties.
Contract Balances
Opening and closing balances of contract liabilities and receivables from contracts with customers is as follows:

	June 30 2021	December 31 2020
Shack sales receivables	$5,880	$5,373
Licensing receivables, net of allowance for doubtful accounts	4,003	2,647
Gift card liability	2,641	2,637
Deferred revenue, current	681	608
Deferred revenue, long-term	12,704	12,151
Revenue recognized during the thirteen and twenty-six weeks ended June 30, 2021 and June 24, 2020 that was included in their respective liability balances at the beginning of the period is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30 2021	June 24 2020	June 30 2021	June 24 2020
Gift card liability	$108	$46	$327	$345
Deferred revenue	159	134	340	305
NOTE 4: FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying value of the Company's Cash and cash equivalents, Accounts receivable, net, Accounts payable and Accrued expenses approximate their fair value due to the short-term nature of these financial instruments.
Shake Shack Inc. Form 10-Q | 12

As of June 30, 2021 and December 30, 2020, the Company held certain assets that are required to be measured at fair value on a recurring basis including Marketable securities, which consist of investments in equity securities. Fair value of these investments is measured using Level 1 inputs (unadjusted quoted prices in active markets for identical assets). The carrying value of these investments in equity securities approximates fair value.
Assets measured at fair value on a recurring basis as of June 30, 2021 and December 30, 2020 were as follows:

	Fair Value Measurements
	June 30 2021	December 30 2020
	Level 1	Level 1
Equity securities:
Mutual funds	$80,105	$36,887
Total Marketable securities	$80,105	$36,887
Refer to Note 6, Debt, for additional information relating to the fair value of the Company's outstanding debt instruments.
A summary of Other income, net from equity securities recognized during the thirteen and twenty-six weeks ended June 30, 2021 and June 24, 2020 is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30 2021	June 24 2020	June 30 2021	June 24 2020
Equity securities:
Dividend income	$93	$66	$167	$250
Realized gain (loss) on sale of investments	(5)	—	(5)	79
Unrealized gain (loss) on equity securities	9	334	(37)	(22)
Total	$97	$400	$125	$307
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets and liabilities that are measured at fair value on a non-recurring basis include long-lived assets, operating lease right-of-use assets and indefinite-lived intangible assets. There were no impairment charges recognized during the thirteen and twenty-six weeks ended June 30, 2021. During the twenty-six weeks ended June 24, 2020, the Company recognized an impairment charge of $1,132 at one location. Of the total impairment charge, $736 was attributed to property and equipment held and used, $383 was attributed to operating lease right-of-use assets, and $13 was attributed to finance lease right-of-use assets. The impairment charge was included in Impairment and loss on disposal of assets on the Condensed Consolidated Statements of Income (Loss). The fair values of assets were determined using an income-based approach and are classified as Level 3 within the fair value hierarchy. Significant inputs include projections of future cash flows, discount rates, Shack sales and profitability.There were no impairment charges recognized during the thirteen weeks ended June 24, 2020.
Shake Shack Inc. Form 10-Q | 13

NOTE 5: SUPPLEMENTAL BALANCE SHEET INFORMATION

The components of Other current liabilities as of June 30, 2021 and December 30, 2020 are as follows:

	June 30 2021	December 30 2020
Sales tax payable	$4,351	$4,285
Gift card liability	2,641	2,637
Current portion of financing equipment lease liabilities	2,553	1,998
Other	4,354	5,280
Other current liabilities	$13,899	$14,200
The components of Other long-term liabilities as of June 30, 2021 and December 30, 2020 are as follows:

	June 30 2021	December 30 2020
Deferred licensing revenue	$12,704	$12,151
Long-term portion of financing equipment lease liabilities	4,122	3,586
Other(1)	6,868	8,723
Other long-term liabilities	$23,694	$24,460
(1)As of June 30, 2021, Other included $3,967 of deferred lease incentive liabilities related to leases with variable lease cost as well as $2,607 of deferred Social Security taxes associated with the Coronavirus Aid, Relief, and Economic Security Act. As of December 30, 2020, Other included $3,182 of deferred lease incentive liabilities related to leases with variable lease cost as well as $5,214 of deferred Social Security taxes associated with the Coronavirus Aid, Relief, and Economic Security Act.
NOTE 6: DEBT

Revolving Credit Facility
In August 2019, the Company entered into a revolving credit facility agreement ("Revolving Credit Facility"), which permits borrowings up to $50,000, of which the entire amount is available immediately, with the ability to increase available borrowings up to an additional $100,000, to be made available subject to satisfaction of certain conditions. The Revolving Credit Facility also permits the issuance of letters of credit upon request of up to $15,000.
In March 2020, the Company drew down the full $50,000 available under the Revolving Credit Facility to enhance liquidity and financial flexibility given the uncertain market conditions created by the COVID-19 pandemic. This amount was paid in full, plus interest, in June 2020.
In May 2020, the Company entered into a first amendment to the Revolving Credit Facility ("First Amendment"), which, among other things, provided for modified financial covenant compliance requirements for a period of time. The First Amendment required the Company to maintain minimum liquidity of $25,000 through July 1, 2021 and outstanding borrowings during the applicable period covered by the First Amendment bore interest at either: (i) the London Interbank Offered Rate ("LIBOR") plus a percentage ranging from 1.0% to 2.5% or (ii) the base rate plus a percentage ranging from 0.0% to 1.5%, in each case depending on the Company's net lease adjusted leverage ratio.
In March 2021, the Company entered into a second amendment to the Revolving Credit Facility (“Second Amendment”). The Second Amendment modified the applicable covenants and restrictions in the Revolving Credit Facility to permit the incurrence of the Convertible Notes (as defined below), including obligations and transactions in connection therewith. In addition, the Second Amendment, among other things, (i) extended the period applicable to the increased interest rate margin as set forth in the First Amendment; (ii) shortened the maturity date of the Revolving Credit Facility from August 2024 to September 2022 and (iii) added
Shake Shack Inc. Form 10-Q | 14

mechanics relating to the transition from the use of LIBOR to the Secured Overnight Financing Rate ("SOFR") upon the discontinuance or unavailability of LIBOR.
Subsequently, and also in March 2021, the Company entered into a third amendment to the Revolving Credit Facility (“Third Amendment”) as Wells Fargo Bank resigned as administrative agent under the Revolving Credit Facility and assigned its commitments thereunder to JPMorgan Bank, N.A. The Third Amendment appoints JPMorgan Bank, N.A. as administrative agent under the Revolving Credit Facility. In addition, the Third Amendment, among other things, extends the maturity date of the Revolving Credit Facility from September 2022 to March 2026. As of June 30, 2021 and December 30, 2020, no amounts were outstanding under the Revolving Credit Facility.
The obligations under the Revolving Credit Facility are secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' direct and indirect subsidiaries (with certain exceptions).
The Revolving Credit Facility requires the Company to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios. The Company is not subject to these coverage ratios for a period of time due to the Second Amendment to the Revolving Credit Facility described above. In addition, the Revolving Credit Facility contains other customary affirmative and negative covenants, including those which (subject to certain exceptions and dollar thresholds) limit the Company's ability to incur debt; incur liens; make investments; engage in mergers, consolidations, liquidations or acquisitions; dispose of assets; make distributions on or repurchase equity securities; engage in transactions with affiliates; and prohibits the Company, with certain exceptions, from engaging in any line of business not related to its current line of business. As of June 30, 2021, the Company was in compliance with all covenants.
As of June 30, 2021, the Revolving Credit Facility had unamortized deferred financing costs of $105, and was included in Other assets on the Condensed Consolidated Balance Sheets. Total interest expense related to the Revolving Credit Facility for the thirteen and twenty-six weeks ended June 30, 2021 was $37 and $405, respectively, and $442 and $554, respectively, for the thirteen and twenty-six weeks ended June 24, 2020. Interest expense for the twenty-six weeks ended June 30, 2021 primarily included the write-off of previously capitalized costs on the Revolving Credit Facility.
Convertible Notes
In March 2021, the Company issued $225,000 aggregate principal amount of 0% Convertible Senior Notes due 2028 (“Convertible Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The Company granted an option to the initial purchasers to purchase up to an additional $25,000 aggregate principal amount of Convertible Notes to cover over-allotments, which was subsequently fully exercised during March 2021, resulting in a total issuance of $250,000 aggregate principal amount of Convertible Notes. The Convertible Notes will mature on March 1, 2028, unless earlier converted, redeemed or repurchased in certain circumstances. Upon conversion, the Company pays or delivers, as the case may be, cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at the Company's election.
The Convertible Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding December 1, 2027, only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on June 30, 2021 (and only during such fiscal quarter), if the last reported sale price of the Company's Class A common stock, par value $0.001 per share, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price for the Convertible Notes on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Indenture) per one thousand dollar principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Class A common stock and the conversion rate for the Convertible Notes on each such trading day; (3) if the Company calls such Convertible Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the Convertible Notes called (or deemed called) for redemption; and (4) upon the occurrence of specified corporate events as set forth in the Indenture. On or after December 1, 2027, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the Convertible Notes may convert all or any portion of their Convertible Notes at any time, regardless of the foregoing circumstances.
Shake Shack Inc. Form 10-Q | 15

The Convertible Notes had an initial conversion rate of 5.8679 shares of Class A common stock per one thousand dollar principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $170.42 per share of Class A common stock.
Shake Shack may not redeem the Convertible Notes prior to March 6, 2025. The Company may redeem for cash all or any portion of the Convertible Notes, at the Company's option, on or after March 6, 2025 if the last reported sale price of Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date.
In addition, if Shake Shack undergoes a fundamental change (as defined in the indenture governing the Convertible Notes), subject to certain conditions, holders may require it to repurchase for cash all or any portion of their Convertible Notes at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid special interest, if any, to, but excluding, the fundamental change repurchase date. In addition, following certain corporate events that occur prior to the maturity date of the Convertible Notes or if the Company delivers a notice of redemption in respect of some or all of the Convertible Notes, the Company will, in certain circumstances, increase the conversion rate of the Convertible Notes for a holder who elects to convert the Convertible Notes in connection with such a corporate event or convert the Convertible Notes called (or deemed called) for redemption during the related redemption period, as the case may be.
Contemporaneously with the issuance of the Convertible Notes, Shake Shack Inc. entered into an intercompany note with SSE Holdings (“Intercompany Note”). SSE Holdings promises to pay Shake Shack Inc., for value received, the principal amount with interest of the Intercompany Note in March 2028. Shake Shack Inc. will exercise its right to convert the Intercompany Note to maintain at all times a one-to-one ratio between the number of common units, directly or indirectly, held by Shake Shack Inc. and the aggregate number of outstanding shares of common stock.
As of June 30, 2021, the Convertible Notes had a gross principal balance of $250,000 and a balance of $243,019, net of unamortized discount and debt issuance costs of $6,981. As of June 30, 2021, the unamortized balance of discount and debt issuance costs was recorded as a contra-liability and netted with Long-term debt on the Condensed Consolidated Balance Sheets and was being amortized as interest expense using the effective interest method. Total amortization expense was $257 and $343 respectively, for thirteen and twenty-six weeks ended June 30, 2021 and was included in Interest expense in the Condensed Consolidated Statements of Income (Loss). In connection with the Convertible Notes, the Company also incurred consulting and advisory fees of $236 for the twenty-six weeks ended June 30, 2021 and was included in General and administrative expense in the Condensed Consolidated Statements of Income (Loss).
At June 30, 2021, the fair value of the Convertible Notes was approximately $237,188, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as a Level 2 measurement within the fair value hierarchy.
NOTE 7: LEASES

Nature of Leases
Shake Shack currently leases all of its domestic Company-operated Shacks, the home office and certain equipment under various non-cancelable lease agreements that expire on various dates through 2038. The Company evaluates contracts entered into to determine whether the contract involves the use of property or equipment, which is either explicitly or implicitly identified in the contract. The Company evaluates whether it controls the use of the asset, which is determined by assessing whether substantially all economic benefits from the use of the asset is obtained, and whether the Company has the right to direct the use of the asset. If these criteria are met and the Company has identified a lease, the contract is accounted for under the requirements of Accounting Standards Codification Topic 842.
Upon the possession of a leased asset, the Company determines its classification as an operating or finance lease. The real estate leases are classified as operating leases and most of the equipment leases are classified as finance leases. Generally, the real estate leases have initial terms ranging from 10 to 15 years and typically include two five-year renewal options. Renewal
Shake Shack Inc. Form 10-Q | 16

options are generally not recognized as part of the right-of-use assets and lease liabilities as it is not reasonably certain at commencement date that the Company would exercise the options to extend the lease. The real estate leases typically provide for fixed minimum rent payments and/or contingent rent payments based upon sales in excess of specified thresholds. When the achievement of such sales thresholds are deemed to be probable, contingent rent is accrued in proportion to the sales recognized during the period. Fixed minimum rent payments are recognized on a straight-line basis over the lease term from the date the Company takes possession of the leased property. Lease expense incurred before a Shack opens is recorded in Pre-opening costs on the Condensed Consolidated Statements of Income (Loss). Once a domestic Company-operated Shack opens, the straight-line lease expense and any contingent rent, if applicable, is recorded in Occupancy and related expenses on the Condensed Consolidated Statements of Income (Loss). Many of the leases also require the Company to pay real estate taxes, common area maintenance costs and other occupancy costs which are included in Occupancy and related expenses on the Condensed Consolidated Statements of Income (Loss).
As there are no explicit rates provided in the leases, the Company uses its incremental borrowing rate in determining the present value of future lease payments. The discount rate used to measure the lease liability is derived from the average of the yield curves obtained from using the notching method and the recovery rate method. The most significant assumption in calculating the incremental borrowing rate is the Company's credit rating and is subject to judgment. The credit rating is determined by a comparison of the financial information of SSE Holdings to other public companies and then use their respective credit ratings to develop the Company's rate.
The Company expends cash for leasehold improvements to build out and equip the leased premises. Generally, a portion of the leasehold improvements and building costs are reimbursed by the landlords as landlord incentives pursuant to agreed-upon terms in the lease agreements. If obtained, landlord incentives usually take the form of cash, full or partial credits against future minimum or contingent rents otherwise payable by the Company, or a combination thereof. In most cases, landlord incentives are received after the Company takes possession of the property, as required milestones are met during the construction of the property. The Company includes these amounts in the measurement of the initial operating lease liability, which are also reflected as a reduction to the initial measurement of the right-of-use asset.
A summary of finance and operating lease right-of-use assets and liabilities as of June 30, 2021 and December 30, 2020 is as follows:

	Classification	June 30 2021	December 30 2020
Finance leases	Property and equipment, net	$6,479	$5,409
Operating leases	Operating lease assets	326,744	306,317
Total right-of-use assets		$333,223	$311,726

Finance leases:
	Other current liabilities	$2,553	$1,998
	Other long-term liabilities	4,122	3,586
Operating leases:
	Operating lease liabilities, current	36,677	35,657
	Long-term operating lease liabilities	363,482	343,736
Total lease liabilities		$406,834	$384,977
Shake Shack Inc. Form 10-Q | 17

The components of lease expense for the thirteen and twenty-six weeks ended June 30, 2021 and June 24, 2020 was as follows:

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Classification	June 30 2021	June 24 2020	June 30 2021	June 24 2020
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization expense	$675	$602	$1,288	$1,179
Interest on lease liabilities	Interest expense	57	55	111	110
Operating lease cost	Occupancy and related expenses Pre-opening costs General and administrative expenses	12,386	11,478	24,716	22,220
Short-term lease cost	Occupancy and related expenses	67	69	149	193
Variable lease cost	Occupancy and related expenses Pre-opening costs General and administrative expenses	3,358	4,087	6,209	7,817
Total lease cost		$16,543	$16,291	$32,473	$31,519

As of June 30, 2021, future minimum lease payments for finance and operating leases consisted of the following:

	Finance Leases	Operating Leases
2021	$1,449	$21,836
2022	2,427	50,788
2023	1,537	58,678
2024	826	58,498
2025	526	57,461
Thereafter	379	271,963
Total minimum payments	7,144	519,224
Less: imputed interest	469	119,065
Total lease liabilities	$6,675	$400,159
As of June 30, 2021 the Company had additional operating lease commitments of $51,706 for non-cancelable leases without a possession date, which begin to commence in 2021. These lease commitments are consistent with the leases that have been executed thus far.
A summary of lease terms and discount rates for finance and operating leases as of June 30, 2021 and December 30, 2020 is as follows:

	June 30 2021	December 30 2020
Weighted-average remaining lease term (years):
Finance leases	5.4	5.2
Operating leases	9.6	9.7
Weighted-average discount rate:
Finance leases	3.6%	3.6%
Operating leases	3.7%	4.2%
Shake Shack Inc. Form 10-Q | 18

Supplemental cash flow information related to leases for the twenty-six weeks ended June 30, 2021 and June 24, 2020 is as follows:

	Twenty-Six Weeks Ended
	June 30 2021	June 24 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$111	$110
Operating cash flows from operating leases	23,367	15,799
Financing cash flows from finance leases	1,272	1,150
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	2,358	1,020
Operating leases	34,929	30,982
NOTE 8: NON-CONTROLLING INTERESTS

Shake Shack is the sole managing member of SSE Holdings and, as a result, consolidates the financial results of SSE Holdings. The Company reports a non-controlling interest representing the economic interest in SSE Holdings held by the other members of SSE Holdings. The Third Amended and Restated Limited Liability Company Agreement, as further amended, (the "LLC Agreement") of SSE Holdings provides that holders of LLC Interests may, from time to time, require SSE Holdings to redeem all or a portion of their LLC Interests for newly-issued shares of Class A common stock on a one-for-one basis. In connection with any redemption or exchange, the Company will receive a corresponding number of LLC Interests, increasing the total ownership interest in SSE Holdings. Changes in the ownership interest in SSE Holdings while the Company retains its controlling interest in SSE Holdings will be accounted for as equity transactions. As such, future redemptions or direct exchanges of LLC Interests in SSE Holdings by the other members of SSE Holdings will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in capital.
The following table summarizes the ownership interest in SSE Holdings as of June 30, 2021 and December 30, 2020.

	June 30, 2021		December 30, 2020
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Shake Shack Inc.	39,134,356	93.1%	38,717,790	92.9%
Number of LLC Interests held by non-controlling interest holders	2,921,587	6.9%	2,951,188	7.1%
Total LLC Interests outstanding	42,055,943	100.0%	41,668,978	100.0%
The weighted average ownership percentages for the applicable reporting periods are used to attribute Net income (loss) and Other comprehensive income (loss) to Shake Shack Inc. and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for the thirteen and twenty-six weeks ended June 30, 2021 was 7.0%. The non-controlling interest holders' weighted average ownership percentage for the thirteen and twenty-six weeks ended June 24, 2020 was 7.7% and 8.0%, respectively.
Shake Shack Inc. Form 10-Q | 19

The following table summarizes the effects of changes in ownership of SSE Holdings on the Company's equity during the thirteen and twenty-six weeks ended June 30, 2021 and June 24, 2020.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30 2021	June 24 2020	June 30 2021	June 24 2020
Net income (loss) attributable to Shake Shack Inc.	$1,944	$(16,211)	$3,253	$(17,171)
Transfers (to) from non-controlling interests:
Increase (decrease) in additional paid-in capital as a result of the redemption of LLC Interests	(3)	—	33	195
Increase (decrease) in additional paid-in capital as a result of activity under stock compensation plans and the related income tax effects	(788)	(164)	2,571	260
Increase in additional paid-in-capital as a result of the issuance of Class A common stock sold in equity offerings	—	135,718	—	135,718
Total effect of changes in ownership interest on equity attributable to Shake Shack Inc.	$1,153	$119,343	$5,857	$119,002
The following table summarizes redemptions of LLC Interests activity during the thirteen and twenty-six weeks ended June 30, 2021 and June 24, 2020.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30 2021	June 24 2020	June 30 2021	June 24 2020
Redemption and acquisition of LLC Interests
Number of LLC Interests redeemed by non-controlling interest holders	1	—	29,601	28,195
Number of LLC Interests received by Shake Shack Inc.	1	—	29,601	28,195
Issuance of Class A common stock
Shares of Class A common stock issued in connection with redemptions of LLC Interests	1	—	29,601	28,195
Cancellation of Class B common stock
Shares of Class B common stock surrendered and canceled	1	—	29,601	28,195
During the thirteen and twenty-six weeks ended June 30, 2021 the Company received an aggregate of 31,116 and 386,965 LLC Interests, respectively, in connection with the activity under its stock compensation plan and 63,601 and 141,504 LLC Interests, respectively, during the thirteen and twenty-six weeks ended June 24, 2020.
NOTE 9: EQUITY-BASED COMPENSATION

A summary of equity-based compensation expense recognized during the thirteen and twenty-six weeks ended June 30, 2021 and June 24, 2020 is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30 2021	June 24 2020	June 30 2021	June 24 2020
Stock options	$(17)	$26	$3	$287
Performance stock units	783	363	1,197	776
Restricted stock units	1,192	1,030	2,439	1,656
Equity-based compensation expense	$1,958	$1,419	$3,639	$2,719

Total income tax benefit recognized related to equity-based compensation	$63	$39	$130	$75
20 | Shake Shack Inc. Form 10-Q

Equity-based compensation expense is included in General and administrative expenses and Labor and related expenses on the Condensed Consolidated Statements of Income (Loss) during the thirteen and twenty-six weeks ended June 30, 2021 and June 24, 2020 as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30 2021	June 24 2020	June 30 2021	June 24 2020
General and administrative expenses	$1,723	$1,268	$3,264	$2,482
Labor and related expenses	235	151	375	237
Equity-based compensation expense	$1,958	$1,419	$3,639	$2,719
NOTE 10: INCOME TAXES

Shake Shack is the sole managing member of SSE Holdings and, as a result, consolidates the financial results of SSE Holdings. SSE Holdings is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, SSE Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by SSE Holdings is passed through to and included in the taxable income or loss of its members, including the Company, on a pro rata basis. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income or loss of SSE Holdings, as well as any stand-alone income or loss generated by Shake Shack Inc. The Company is also subject to withholding taxes in foreign jurisdictions.
The effective income tax rates for the thirteen weeks ended June 30, 2021 and June 24, 2020 were 32.4% and 25.3%, respectively. The increase was primarily driven by higher pre-tax book income resulting in income and higher foreign withholding taxes, partially offset by a reduction of a valuation allowance. Additionally, an increase in the Company's ownership interest in SSE Holdings increases its share of the taxable income (loss) of SSE Holdings. The weighted-average ownership interest in SSE Holdings was 93.0% and 92.3% for the thirteen weeks ended June 30, 2021 and June 24, 2020, respectively.
The effective income tax rates for the twenty-six weeks ended June 30, 2021 and June 24, 2020 were 135.4% and 23.9%, respectively. The Company's weighted-average ownership interest in SSE Holdings was 93.0% and 92.0% for the twenty-six weeks ended June 30, 2021 and June 24, 2020, respectively.
Deferred Tax Assets and Liabilities
During the twenty-six weeks ended June 30, 2021, the Company acquired an aggregate of 416,566 LLC Interests in connection with the redemption of LLC Interests, and activity relating to its stock compensation plan. The Company recognized a deferred tax asset in the amount of $10,608 associated with the basis difference in its investment in SSE Holdings upon acquisition of these LLC Interests. As of June 30, 2021, the total deferred tax asset related to the basis difference in the Company's investment in SSE Holdings was $135,176. However, a portion of the total basis difference will only reverse upon the eventual sale of its interest in SSE Holdings, which the Company expects would result in a capital loss. As of June 30, 2021, the total valuation allowance established against the deferred tax asset to which this portion relates was $1,470.
During the twenty-six weeks ended June 30, 2021, the Company also recognized $300 of deferred tax assets related to additional tax basis increases generated from expected future payments under the Tax Receivable Agreement and related deductions for imputed interest on such payments. Refer to "Tax Receivable Agreement," herein for additional information.
The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of June 30, 2021, the Company concluded, based on the weight of all available positive and negative evidence, that all of its deferred tax assets (except for those deferred tax assets described above relating to basis differences that are expected to result in a capital loss upon eventual sale of its interest in SSE Holdings, New York City UBT credits and certain foreign tax credits) are more likely than not to be realized. As such, no additional valuation allowance was recognized.
Shake Shack Inc. Form 10-Q | 21

Tax Receivable Agreement
Pursuant to the Company's election under Section 754 of the Internal Revenue Code (the "Code"), the Company expects to obtain an increase in its share of the tax basis in the net assets of SSE Holdings when LLC Interests are redeemed or exchanged by the other members of SSE Holdings. The Company plans to make an election under Section 754 of the Code for each taxable year in which a redemption or exchange of LLC Interest occurs. The Company intends to treat any redemptions and exchanges of LLC Interests as direct purchases of LLC Interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that would otherwise be paid in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.
On February 4, 2015, the Company entered into a tax receivable agreement with certain of the then-existing members of SSE Holdings (the "Tax Receivable Agreement") that provides for the payment by the Company of 85% of the amount of any tax benefits that are actually realized, or in some cases are deemed to realize, as a result of (i) increases in the Company's share of the tax basis in the net assets of SSE Holdings resulting from any redemptions or exchanges of LLC Interests, (ii) tax basis increases attributable to payments made under the Tax Receivable Agreement, and (iii) deductions attributable to imputed interest pursuant to the Tax Receivable Agreement (the "TRA Payments"). The Company expects to benefit from the remaining 15% of any tax benefits that may actually realize. The TRA Payments are not conditioned upon any continued ownership interest in SSE Holdings or the Company. The rights of each member of SSE Holdings that is a party to the Tax Receivable Agreement, are assignable to transferees of their respective LLC Interests.
During the twenty-six weeks ended June 30, 2021, the Company acquired an aggregate of 29,601 LLC Interests in connection with the redemption of LLC Interests, which resulted in an increase in the tax basis of its investment in SSE Holdings subject to the provisions of the Tax Receivable Agreement. The Company recognized an additional liability in the amount of $1,094 for the TRA Payments due to the redeeming members, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the redemption of LLC Interests, after concluding it was probable that such TRA Payments would be paid based on estimates of future taxable income. During the twenty-six weeks ended June 30, 2021, the Company made no payments to the parties to the Tax Receivable Agreement. During the twenty-six weeks ended June 24, 2020, payments of $6,643, inclusive of interest, were made to the parties to the Tax Receivable Agreement. As of June 30, 2021, the total amount of TRA Payments due under the Tax Receivable Agreement, was $234,049. Refer to Note 13, Commitments and Contingencies, for additional information relating to the liabilities under the Tax Receivable Agreement.
NOTE 11: EARNINGS (LOSS) PER SHARE

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A common stock (in thousands, except per share amounts) for the thirteen and twenty-six weeks ended June 30, 2021 and June 24, 2020.
22 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30 2021	June 24 2020	June 30 2021	June 24 2020
Numerator:
Net income (loss) attributable to Shake Shack Inc.—basic	$1,944	$(16,211)	$3,253	$(17,171)
Reallocation of net income (loss) attributable to non-controlling interests from the assumed conversion of Class B shares	121	—	(613)	—
Net income (loss) attributable to Shake Shack Inc.—diluted	$2,065	$(16,211)	$2,640	$(17,171)
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	39,114	37,309	39,031	35,876
Effect of dilutive securities:
Stock options	133	—	182	—
Performance stock units	35	—	44	—
Restricted stock units	118	—	141	—
Convertible Notes	1,467	—	959	—
Shares of Class B common stock	2,922	—	2,932	—
Weighted-average shares of Class A common stock outstanding—diluted	43,789	37,309	43,289	35,876

Earnings (loss) per share of Class A common stock—basic	$0.05	$(0.43)	$0.08	$(0.48)
Earnings (loss) per share of Class A common stock—diluted	$0.05	$(0.43)	$0.06	$(0.48)
Shares of Class B common stock do not share in the earnings or losses of Shake Shack and are therefore not participating securities. As such, separate presentation of basic and diluted earnings (loss) per share of Class B common stock under the two-class method has not been presented. However, shares of Class B common stock outstanding for the period are considered potentially dilutive shares of Class A common stock under application of the if-converted method and are included in the computation of diluted earnings (loss) per share, except when the effect would be antidilutive.
The following table presents potentially dilutive securities, as of the end of the period, excluded from the computations of diluted earnings (loss) per share of Class A common stock for the thirteen and twenty-six weeks ended June 30, 2021 and June 24, 2020.

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	June 30 2021		June 24 2020		June 30 2021		June 24 2020
Stock options	—		813,488	(2)	—		813,488	(2)
Performance stock units	46,768	(1)	143,534	(2)	46,768	(1)	143,534	(2)
Restricted stock units	—		265,293	(2)	—		265,293	(2)
Shares of Class B common stock	—		3,117,002	(2)	—		3,117,002	(2)
(1)Number of securities outstanding at the end of the period that were excluded from the computation of diluted earnings (loss) per share of Class A common stock because the performance conditions associated with these awards were not met assuming the end of the reporting period was the end of the performance period.
(2)Number of securities outstanding at the end of the period that were excluded from the computation of diluted earnings (loss) per share of Class A common stock because the effect would have been anti-dilutive.
Shake Shack Inc. Form 10-Q | 23

NOTE 12: SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information for the twenty-six weeks ended June 30, 2021 and June 24, 2020:

	Twenty-Six Weeks Ended
	June 30 2021	June 24 2020
Cash paid for:
Income taxes, net of refunds	$1,188	$775
Interest, net of amounts capitalized	143	491
Non-cash investing activities:
Accrued purchases of property and equipment	13,627	5,405
Capitalized equity-based compensation	29	22
Non-cash financing activities:
Revolving Credit Facility amendment-related accrual	81	—
Convertible Notes issuance-related accrual	388	—
Establishment of liabilities under tax receivable agreement	1,094	313
NOTE 13: COMMITMENTS AND CONTINGENCIES

Lease Commitments
The Company is obligated under various operating leases for Shacks and the home office space, expiring in various years through 2038. Under certain of these leases, the Company is liable for contingent rent based on a percentage of sales in excess of specified thresholds and are typically responsible for its proportionate share of real estate taxes, common area maintenance costs and other occupancy costs. Refer to Note 7, Leases, for additional information.
As security under the terms of one of the leases, the Company is obligated under a letter of credit totaling $130 as of June 30, 2021, which expires in February 2026. Additionally, in September 2017, the Company entered into a letter of credit in conjunction with the new home office lease in the amount of $603, which expires in August 2021 and renews automatically for one-year periods through January 31, 2034.
Purchase Commitments
Purchase obligations include legally binding contracts, including commitments for the purchase, construction or remodeling of real estate and facilities, firm minimum commitments for inventory purchases, equipment purchases, marketing-related contracts, software acquisition/license commitments and service contracts. These obligations are generally short-term in nature and are recorded as liabilities when the related goods are received or services rendered. The Company also enters into long-term, exclusive contracts with certain vendors to supply food, beverages and paper goods, obligating the Company to purchase specified quantities.
Legal Contingencies
In March 2020, a claim was filed against Shake Shack alleging certain violations of the Fair Labor Standards Act. At a mediation between the parties, the Company agreed to settle the matter with the plaintiff and other employees who elect to participate in the settlement for $619. As of June 30, 2021, a remaining accrual of $24 was recorded in Accrued expenses in the Condensed Consolidated Balance Sheets related to this matter.

In February 2018, a claim was filed against Shake Shack in California state court alleging certain violations of the California Labor Code. At a mediation between the parties, the Company agreed to settle the matter with the plaintiff and all other
24 | Shake Shack Inc. Form 10-Q

California employees who elect to participate in the settlement for $1,200. The Company accrued for this matter during the thirteen weeks ended September 26, 2018, and paid in full as of June 30, 2021.

The Company is subject to various legal proceedings, claims and liabilities, such as employment-related claims and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance. As of June 30, 2021, the amount of the ultimate liability with respect to these matters was not material.
Liabilities under Tax Receivable Agreement
As described in Note 10, Income Taxes, the Company is a party to the Tax Receivable Agreement under which it is contractually committed to pay certain of the members of SSE Holdings 85% of the amount of any tax benefits that are actually realized, or in some cases are deemed to realize, as a result of certain transactions. The Company is not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated with the transactions that gave rise to the payments are realized. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If the Company does not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then it would not be required to make the related TRA Payments. During the twenty-six weeks ended June 30, 2021 and June 24, 2020, the Company recognized liabilities totaling $1,094 and $313, respectively, relating to the obligations under the Tax Receivable Agreement, after concluding that it was probable that it would have sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. As of June 30, 2021 and December 30, 2020, the total obligations under the Tax Receivable Agreement were $234,049 and $232,954, respectively. There were no transactions subject to the Tax Receivable Agreement for which the Company did not recognize the related liability, as the Company concluded that it would have sufficient future taxable income to utilize all of the related tax benefits.
NOTE 14: RELATED PARTY TRANSACTIONS

Union Square Hospitality Group
The Chairman of the Board of Directors serves as the Chief Executive Officer of Union Square Hospitality Group, LLC. As a result, Union Square Hospitality Group, LLC and its subsidiaries, set forth below, are considered related parties.
Hudson Yards Sports and Entertainment
In fiscal 2011, Shake Shack entered into a Master License Agreement (as amended, "MLA") with Hudson Yards Sports and Entertainment LLC ("HYSE") to operate Shake Shack branded limited menu concession stands in sports and entertainment venues within the United States. In February 2019, the agreement was assigned to Hudson Yards Catering ("HYC"), the parent of HYSE. The agreement expires in January 2027 and includes five consecutive five-year renewal options at HYC's option. As consideration for these rights, HYC pays the Company a license fee based on a percentage of net food sales, as defined in the MLA. HYC also pays a percentage of profits on sales of branded beverages, as defined in the MLA.

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Classification	June 30 2021	June 24 2020	June 30 2021	June 24 2020
Amounts received from HYC	Licensing revenue	$58	$12	$58	$34

	Classification	June 30 2021	December 30 2020
Amounts due from HYC	Accounts Receivable	$—	$8
Shake Shack Inc. Form 10-Q | 25

Madison Square Park Conservancy
The Chairman of the Board of Directors serves as a director of the Madison Square Park Conservancy ("MSP Conservancy"), with which Shake Shack has a license agreement and pays license fees to operate the Madison Square Park Shack. No amounts were due to MSP Conservancy as of both June 30, 2021 and December 30, 2020.

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Classification	June 30 2021	June 24 2020	June 30 2021	June 24 2020
Amounts paid to MSP Conservancy	Occupancy and related expenses	$216	$—	$431	$219
Olo, Inc.
The Chairman of the Board of Directors serves as a director of Olo, Inc. (formerly known as "Mobo Systems, Inc."), a platform the Company uses in connection with its mobile ordering application. No amounts were due to Olo, Inc. as of both June 30, 2021 and December 30, 2020.

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Classification	June 30 2021	June 24 2020	June 30 2021	June 24 2020
Amounts paid to Olo, Inc.	Other operating expenses	$63	$42	$210	$94
Square, Inc.
The Company's Chief Executive Officer is a member of the Board of Directors of Square, Inc. ("Square"). The Company currently uses certain point-of-sale applications, payment processing services, hardware and other enterprise platform services in connection with the processing of a limited amount of sales at certain locations, sales for certain off-site events and in connection with its kiosk technology.

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Classification	June 30 2021	June 24 2020	June 30 2021	June 24 2020
Amounts paid to Square	Other operating expenses	$754	$218	$1,216	$789

	Classification	June 30 2021	December 30 2020
Amounts due to Square	Accounts Payable	$21	$—
USHG Acquisition Corp.
The Company's Chief Executive Officer has been appointed to the Board of Directors of USHG Acquisition Corp. in which the Chairman of the Board of Directors serves as the chairman of the board of directors of USHG Acquisition Corp. USHG Acquisition Corp. is a newly organized blank check company incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. No amounts were due to or due from USHG Acquisition Corp as of both June 30, 2021 and December 30, 2020.
Tax Receivable Agreement
The Company entered into a Tax Receivable Agreement that provides for the payment by the Company of 85% of the amount of any tax benefits that are actually realized, or in some cases are deemed to realize, as a result of certain transactions. Refer to Note 10, Income Taxes, for additional information.
Shake Shack Inc. Form 10-Q | 26

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Classification	June 30 2021	June 24 2020	June 30 2021	June 24 2020
Amounts paid to members (inclusive of interest)	Other current liabilities	$—	$74	$—	$6,643

	Classification	June 30 2021	December 30 2020
Amounts due under the Tax Receivable Agreement	Other current liabilities Liabilities under tax receivable agreement, net of current portion	$234,049	$232,954
Distributions to Members of SSE Holdings
Under the terms of the SSE Holdings LLC Agreement, SSE Holdings is obligated to make tax distributions to its members. No tax distributions were payable to non-controlling interest holders as of June 30, 2021 and December 30, 2020, respectively.

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Classification	June 30 2021	June 24 2020	June 30 2021	June 24 2020
Amounts paid to non-controlling interest holders	Non-controlling interests	$239	$9	$706	$314

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
OVERVIEW

Shake Shack is a modern day "roadside" burger stand serving a classic American menu of premium burgers, chicken sandwiches, hot dogs, crinkle-cut fries, shakes, frozen custard, beer and wine. As of June 30, 2021, there were 339 Shacks in operation system-wide, of which 200 were domestic Company-operated Shacks, 23 were domestic licensed Shacks and 116 were international licensed Shacks.
Shake Shack Inc. Form 10-Q | 27

Recent Developments and Trends
We experienced continued positive momentum in the business during the second quarter of 2021, while continuing to support our Shack teams, our guests and the communities in which we operate, as we navigate the COVID-19 pandemic. We remain focused on the recovery of both sales and profitability across our Shack base and growth over the long term. Our strategic plan centers on the evolution of our Shack formats through physical and digital transformation with the objective of delivering a seamless, elevated guest experience.
Same-Shack sales grew 52.7% year-on-year in the second quarter of 2021, compared to up 5.7% in the first quarter of 2021. Sales improved across all regions, and was led by strength of in-Shack dining as well as healthy retention of our digital sales. Although suburban Shacks are performing closer to pre-pandemic levels than urban, we saw encouraging momentum across urban Shacks throughout the second quarter. We also reached a milestone in our urban recovery, with the reopening of the Union Station, DC and Grand Central Station, NYC Shacks in late June and early July, respectively. In the Southeast region, notably Texas, same-Shack sales are now above pre-pandemic levels; these markets continue to represent growth opportunities for the business across a variety of formats.
Average weekly sales were $72,000 in the second quarter of 2021, marking the highest level since the pandemic started, and up from $64,000 in the first quarter of 2021. Average weekly sales grew each month of the second quarter of 2021 and were $74,000 in fiscal June.

During the second quarter of 2021, total digital sales, including orders placed on the Shake Shack app, website and third-party delivery platforms, represented 47% of Shack sales. Even as the mix shifted with the return of in-Shack dining, retention of digital sales was approximately 80% in fiscal June when compared to fiscal January when digital sales peaked, with the Company-owned app channel performing higher than our digital average. During the second quarter of 2021 our new purchasers in Company-owned app and web channels grew 16.7% versus the first quarter of 2021, to 2.8 million total new purchasers since mid-March of 2020; continued investment across these channels is helping bring in new guests, even as in-Shack dining returns. We look forward to continuing to build on this strong foundation by offering our guests new and innovative ways to elevate their dining experience.

Licensing revenue for the second quarter of 2021 was $6.0 million, reflecting an increase of 164.2% versus the same period last year. Improvement was driven domestically by the return of air travel across airports and gradual lifting of capacity restrictions at major US stadiums; internationally, improvement was seen across the regions where COVID-related restrictions have been eased.

28 | Shake Shack Inc. Form 10-Q

Development Highlights
During the second quarter of 2021, we opened eight new domestic Company-operated Shacks, one new domestic licensed Shack and nine new international licensed Shacks. There were no permanent Shack closures in the second quarter of 2021.

Location	Type	Opening Date
Bronx, NY — Bay Plaza	Domestic Company-operated	4/1/2021
Seoul, South Korea — Nowon	International Licensed	4/2/2021
Los Angeles, CA — Dodger Stadium	Domestic Licensed	4/9/2021
Mexico City, Mexico — Roma Cibeles	International Licensed	4/14/2021
Beaverton, OR — Cedar Hills	Domestic Company-operated	4/16/2021
Macao, China — The Londoner	International Licensed	4/17/2021
Santa Monica, CA — Santa Monica	Domestic Company-operated	4/18/2021
Los Angeles, CA — Bunker Hill	Domestic Company-operated	4/19/2021
Fishers, IN — Fishers	Domestic Company-operated	4/22/2021
Beijing, China — China World	International Licensed	4/26/2021
Singapore, Singapore — Great World	International Licensed	4/28/2021
Shenzhen, China — MixC	International Licensed	5/20/2021
Kuwait City, Kuwait — 360 Mall	International Licensed	6/1/2021
Istanbul, Turkey — Istanbul Airport	International Licensed	6/4/2021
Tampa, FL — Midtown Tampa	Domestic Company-operated	6/7/2021
Seoul, South Korea — Coex Mall	International Licensed	6/9/2021
San Francisco, CA — San Francisco Centre	Domestic Company-operated	6/28/2021
Franklin, TN — Franklin	Domestic Company-operated	6/28/2021
Financial Highlights for the Second Quarter 2021
▪Total revenue in the second quarter of 2021 increased 104.2% to $187.5 million versus the same period last year.
▪Shack sales in the second quarter of 2021 increased 102.7% to $181.5 million versus the same period last year.
▪Same-Shack sales(1) improved to up 52.7% in the second quarter of 2021 versus the same period last year.
▪Licensed revenue in the second quarter of 2021 increased 164.2% to $6.0 million versus the same period last year.
▪Shack system-wide sales in the second quarter of 2021 increased 127.7% to $281.9 million, versus the same period last year.
▪Operating income in the second quarter of 2021 was $3.3 million compared to an operating loss of $24.1 million in the same period last year.
▪Shack-level operating profit(2) increased 1,699.7% in the second quarter of 2021 versus the same period last year, to $34.8 million, or 19.2% of Shack sales.
▪Net income was $2.1 million and adjusted EBITDA2 was $20.6 million in the second quarter of 2021, compared to a net loss of $18.0 million and adjusted EBITDA of $(8.8) million in the same period last year.
▪Net income attributable to Shake Shack Inc. was $1.9 million and adjusted pro forma net income2 was $2.4 million, or $0.05 per fully exchanged and diluted share in the second quarter of 2021, compared to net loss attributable to Shake Shack Inc. of $16.2 million and adjusted pro forma net loss of $18.3 million, or $(0.45) per fully exchanged and diluted share, in the same period last year.
▪Net system-wide Shack openings, comprised of eight net domestic Company-operated Shacks and ten net licensed Shacks.
▪Cash and cash equivalents and marketable securities on hand was $420.2 million as of June 30, 2021.

Shake Shack Inc. Form 10-Q | 29

(1)In order to compare like-for-like periods for fiscal 2021, same-Shack sales will compare the 52 weeks from December 31, 2020 through December 29, 2021 to the 52 weeks from January 2, 2020 through December 30, 2020. For Q2 2021, same-Shack sales compares the thirteen weeks from April 1, 2021 through June 30, 2021 to the thirteen weeks from April 2, 2020 through July 1, 2020.
(2)This represents a non-GAAP measure. Reconciliations to the most directly comparable financial measures presented in accordance with GAAP are set forth in the schedules within “Non-GAAP Financial Measures,” herein.
30 | Shake Shack Inc. Form 10-Q

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the thirteen and twenty-six weeks ended June 30, 2021 and June 24, 2020:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 30 2021		June 24 2020		June 30 2021		June 24 2020
Shack sales	$181,470	96.8%	$89,519	97.5%	$332,138	96.9%	$227,567	96.9%
Licensing revenue	5,990	3.2%	2,267	2.5%	10,604	3.1%	7,389	3.1%
TOTAL REVENUE	187,460	100.0%	91,786	100.0%	342,742	100.0%	234,956	100.0%
Shack-level operating expenses(1):
Food and paper costs	54,917	30.3%	30,027	33.5%	99,547	30.0%	69,591	30.6%
Labor and related expenses	52,631	29.0%	30,933	34.6%	99,013	29.8%	72,699	31.9%
Other operating expenses	24,275	13.4%	14,304	16.0%	47,419	14.3%	32,083	14.1%
Occupancy and related expenses	14,876	8.2%	12,323	13.8%	28,787	8.7%	24,881	10.9%
General and administrative expenses	20,366	10.9%	14,017	15.3%	39,931	11.7%	30,208	12.9%
Depreciation and amortization expense	14,472	7.7%	12,089	13.2%	28,198	8.2%	23,857	10.2%
Pre-opening costs	2,258	1.2%	1,734	1.9%	5,834	1.7%	3,977	1.7%
Impairment and loss on disposal of assets	358	0.2%	434	0.5%	727	0.2%	2,522	1.1%
TOTAL EXPENSES	184,153	98.2%	115,861	126.2%	349,456	102.0%	259,818	110.6%
OPERATING INCOME (LOSS)	3,307	1.8%	(24,075)	(26.2)%	(6,714)	(2.0)%	(24,862)	(10.6)%
Other income, net	108	0.1%	394	0.4%	139	—%	301	0.1%
Interest expense	(359)	(0.2)%	(442)	(0.5)%	(874)	(0.3)%	(554)	(0.2)%
INCOME (LOSS) BEFORE INCOME TAXES	3,056	1.6%	(24,123)	(26.3)%	(7,449)	(2.2)%	(25,115)	(10.7)%
Income tax expense (benefit)	991	0.5%	(6,092)	(6.6)%	(10,089)	(2.9)%	(6,005)	(2.6)%
NET INCOME (LOSS)	2,065	1.1%	(18,031)	(19.6)%	2,640	0.8%	(19,110)	(8.1)%
Less: Net income (loss) attributable to non-controlling interests	121	0.1%	(1,820)	(2.0)%	(613)	(0.2)%	(1,939)	(0.8)%
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$1,944	1.0%	$(16,211)	(17.7)%	$3,253	0.9%	$(17,171)	(7.3)%
(1)As a percentage of Shack sales.
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 30 2021	June 24 2020	June 30 2021	June 24 2020
Shack sales	$181,470	$89,519	$332,138	$227,567
Percentage of total revenue	96.8%	97.5%	96.9%	96.9%
Dollar change compared to prior year	$91,951		$104,571
Percentage change compared to prior year	102.7%		46.0%
The increases in Shack sales for the thirteen and twenty-six weeks ended June 30, 2021 were primarily due to the continued momentum associated with the recovery from the COVID-19 pandemic, in addition to the opening of 29 net new domestic
Shake Shack Inc. Form 10-Q | 31

Company-operated Shacks between June 24, 2020 and June 30, 2021. Digital sales for the thirteen and twenty-six weeks ended June 30, 2021 increased 27.4% and 89.3% respectively, compared to the same period last year.
Same-Shack sales for the thirteen weeks ended June 30, 2021 increased 52.7% compared to the same period last year, with urban Shacks increasing 53.8% and suburban Shacks increasing 51.8%. The increase in same-Shack sales for the second quarter 2021 was driven by a 61.5% increase in guest traffic due to the return of in-Shack dining. Same-Shack sales for the twenty-six weeks ended June 30, 2021 increased 26.4% compared to the same period last year, primarily driven by a 16.1% increase in guest traffic and an increase in price mix of 10.3%.
For the purpose of calculating same-Shack sales growth for the thirteen weeks ended June 30, 2021, Shack sales for 130 Shacks were included in the comparable Shack base, and for the twenty-six weeks ended June 30, 2021, Shack sales for 132 Shacks were included in the comparable Shack base.
Licensing Revenue
Licensing revenue is comprised of license fees, opening fees for certain licensed Shacks and territory fees. License fees are calculated as a percentage of sales and territory fees are payments for the exclusive right to develop Shacks in a specific geographic area.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 30 2021	June 24 2020	June 30 2021	June 24 2020
Licensing revenue	$5,990	$2,267	$10,604	$7,389
Percentage of total revenue	3.2%	2.5%	3.1%	3.1%
Dollar change compared to prior year	$3,723		$3,215
Percentage change compared to prior year	164.2%		43.5%
The increases in Licensing revenue for the thirteen and twenty-six weeks ended June 30, 2021 were primarily due to a net increase of 18 Shacks that opened between June 24, 2020 and June 30, 2021 as well as increased strength across regions where COVID related restrictions have been eased. Our licensed business continues to show improvement despite challenges that still remain due to the COVID-19 pandemic. As of the end of the second quarter 2021, eight licensed Shacks were temporarily closed due to the COVID-19 pandemic.
Food and Paper Costs
Food and paper costs include the direct costs associated with food, beverage and packaging of our menu items. The components of food and paper costs are variable by nature, changing with sales volume, and are impacted by menu mix and fluctuations in commodity costs, as well as geographic scale and proximity.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 30 2021	June 24 2020	June 30 2021	June 24 2020
Food and paper costs	$54,917	$30,027	$99,547	$69,591
Percentage of Shack sales	30.3%	33.5%	30.0%	30.6%
Dollar change compared to prior year	$24,890		$29,956
Percentage change compared to prior year	82.9%		43.0%
The increases in Food and paper costs for the thirteen and twenty-six weeks ended June 30, 2021 were primarily due to increased sales volume associated with continued recovery from the COVID-19 pandemic and the opening of 29 net new domestic Company-operated Shacks between June 24, 2020 and June 30, 2021.
As a percentage of Shack sales, the decreases in Food and paper costs for the thirteen and twenty-six weeks ended June 30, 2021 were primarily due to lower beef prices and paper and packaging prices, compared to the same period last year.
32 | Shake Shack Inc. Form 10-Q

Labor and Related Expenses
Labor and related expenses include domestic Company-operated Shack-level hourly and management wages, bonuses, payroll taxes, equity-based compensation, workers' compensation expense and medical benefits. As we expect with other variable expense items, labor costs should grow as our Shack sales grow. Factors that influence labor costs include minimum wage and payroll tax legislation, health care costs, size and location of the Shack and the performance of our domestic Company-operated Shacks.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 30 2021	June 24 2020	June 30 2021	June 24 2020
Labor and related expenses	$52,631	$30,933	$99,013	$72,699
Percentage of Shack sales	29.0%	34.6%	29.8%	31.9%
Dollar change compared to prior year	$21,698		$26,314
Percentage change compared to prior year	70.1%		36.2%
The increases in Labor and related expenses for the thirteen and twenty-six weeks ended June 30, 2021 were primarily due to increases in Shack team costs across all Shacks associated with the recovery from COVID-19, as well as the opening of 29 net new domestic Company-operated Shacks between June 24, 2020 and June 30, 2021.
As a percentage of Shack sales, the decreases in Labor and related expenses for the thirteen and twenty-six weeks ended June 30, 2021 were primarily due to greater sales leverage associated with the recovery from COVID-19, partially offset by increased headcount.
Other Operating Expenses
Other operating expenses consist of Shack-level marketing expenses, repairs and maintenance, utilities and other operating expenses incidental to operating our domestic Company-operated Shacks, such as non-perishable supplies, credit card fees and property insurance.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 30 2021	June 24 2020	June 30 2021	June 24 2020
Other operating expenses	$24,275	$14,304	$47,419	$32,083
Percentage of Shack sales	13.4%	16.0%	14.3%	14.1%
Dollar change compared to prior year	$9,971		$15,336
Percentage change compared to prior year	69.7%		47.8%
The increases in Other operating expenses for the thirteen and twenty-six weeks ended June 30, 2021 were primarily due to higher delivery and transaction costs associated with the continued momentum of digital sales and an increase of in-Shack dining across all Shacks, as well as the opening of 29 net new domestic Company-operated Shacks between June 24, 2020 and June 30, 2021.
As a percentage of Shack sales, the decrease in Other operating expenses for the thirteen weeks ended June 30, 2021 was primarily due to sales leverage associated with the recovery from COVID-19 as higher in-Shack sales growth outpaced delivery compared to the same period last year. As a percentage of Shack sales, the increase in Other operating expenses for the twenty-six weeks ended June 30, 2021 was primarily related to higher delivery commissions as customers continue to take advantage of our multiple delivery offerings compared to the prior year period as well as higher costs for gloves and other disposables.
Occupancy and Related Expenses
Occupancy and related expenses consist of Shack-level occupancy expenses (including rent, common area expenses and certain local taxes), and exclude occupancy expenses associated with unopened Shacks, which are recorded separately in pre-opening costs.
Shake Shack Inc. Form 10-Q | 33

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 30 2021	June 24 2020	June 30 2021	June 24 2020
Occupancy and related expenses	$14,876	$12,323	$28,787	$24,881
Percentage of Shack sales	8.2%	13.8%	8.7%	10.9%
Dollar change compared to prior year	$2,553		$3,906
Percentage change compared to prior year	20.7%		15.7%
The increases in Occupancy and related expenses for the thirteen and twenty-six weeks ended June 30, 2021 were primarily due to the opening of 29 net new domestic Company-operated Shacks between June 24, 2020 and June 30, 2021.
As a percentage of Shack sales, the decreases in Occupancy and related expenses for the thirteen and twenty-six weeks ended June 30, 2021 were primarily due to sales leverage associated with the continued recovery from the COVID-19 pandemic.
General and Administrative Expenses
General and administrative expenses consist of costs associated with corporate and administrative functions that support Shack development and operations, as well as equity-based compensation expense.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 30 2021	June 24 2020	June 30 2021	June 24 2020
General and administrative expenses	$20,366	$14,017	$39,931	$30,208
Percentage of total revenue	10.9%	15.3%	11.7%	12.9%
Dollar change compared to prior year	$6,349		$9,723
Percentage change compared to prior year	45.3%		32.2%
The increases in General and administrative expenses for the thirteen and twenty-six weeks ended June 30, 2021 were primarily due to an increase in wages and other team costs to support the continued recovery from the COVID-19 pandemic, as well as an increase in marketing expenses.
As a percentage of total revenue, the decreases in General and administrative expenses for the thirteen and twenty-six weeks ended June 30, 2021 were primarily due to sales leverage associated with the continued recovery from the COVID-19 pandemic.
Depreciation and Amortization Expense
Depreciation and amortization expense consists of the depreciation of fixed assets, including leasehold improvements and equipment.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 30 2021	June 24 2020	June 30 2021	June 24 2020
Depreciation and amortization expense	$14,472	$12,089	$28,198	$23,857
Percentage of total revenue	7.7%	13.2%	8.2%	10.2%
Dollar change compared to prior year	$2,383		$4,341
Percentage change compared to prior year	19.7%		18.2%
The increases in Depreciation and amortization expense for the thirteen and twenty-six weeks ended June 30, 2021 were predominantly due to incremental depreciation of capital expenditures related to the opening of 29 net new domestic Company-operated Shacks between June 24, 2020 and June 30, 2021.
As a percentage of total revenue, the decreases in Depreciation and amortization expense for the thirteen and twenty-six weeks ended June 30, 2021 were primarily due to sales leverage associated with the recovery from the COVID-19 pandemic.
Pre-Opening Costs
Pre-opening costs consist primarily of legal fees, rent, managers' salaries, training costs, employee payroll and related expenses, costs to relocate and compensate Shack management teams prior to an opening and wages, travel and lodging costs for our
34 | Shake Shack Inc. Form 10-Q

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 30 2021	June 24 2020	June 30 2021	June 24 2020
Pre-opening costs	$2,258	$1,734	$5,834	$3,977
Percentage of total revenue	1.2%	1.9%	1.7%	1.7%
Dollar change compared to prior year	$524		$1,857
Percentage change compared to prior year	30.2%		46.7%
The increases in Pre-opening costs for the thirteen and twenty-six weeks ended June 30, 2021 were due to the higher number of new domestic Company-operated Shacks opened during the current period compared to the prior-year period, as well as those expected to open.
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 30 2021	June 24 2020	June 30 2021	June 24 2020
Impairment and loss on disposal of assets	$358	$434	$727	$2,522
Percentage of total revenue	0.2%	0.5%	0.2%	1.1%
Dollar change compared to prior year	$(76)		$(1,795)
Percentage change compared to prior year	(17.5)%		(71.2)%
The decrease in Impairment and loss on disposal of assets for the thirteen weeks ended June 30, 2021 was primarily due to the number of Shacks maturing in our base. For the twenty-six weeks ended June 30, 2021, the decrease was primarily due to an impairment charge of $1.1 million recorded during the first quarter of 2020.
Other Income, Net
Other income, net consists of interest income, dividend income and net unrealized and realized gains and losses from marketable securities.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 30 2021	June 24 2020	June 30 2021	June 24 2020
Other income, net	$108	$394	$139	$301
Percentage of total revenue	0.1%	0.4%	—%	0.1%
Dollar change compared to prior year	$(286)		$(162)
Percentage change compared to prior year	(72.6)%		(53.8)%
The decrease in Other income, net for the thirteen weeks ended June 30, 2021 was primarily due to a decrease in unrealized gains related to our investments in marketable securities partially offset by an increase in dividend income. The decrease in Other income, net for the twenty-six weeks ended June 30, 2021 was primarily due to a decrease in dividend income and an increase in unrealized losses related to our investments in marketable securities.
Shake Shack Inc. Form 10-Q | 35

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 30 2021	June 24 2020	June 30 2021	June 24 2020
Interest expense	$(359)	$(442)	$(874)	$(554)
Percentage of total revenue	(0.2)%	(0.5)%	(0.3)%	(0.2)%
Dollar change compared to prior year	$83		$(320)
Percentage change compared to prior year	(18.8)%		57.8%
The decrease in Interest expense for the thirteen weeks ended June 30, 2021 was primarily due to a decrease in interest charges and fees associated with our Revolving Credit Facility in the current period.
The increase in Interest expense for the twenty-six weeks ended June 30, 2021 was primarily due to the write-off of previously capitalized costs of $0.3 million associated with the amendment of our Revolving Credit Facility in March 2021. Refer to Note 6, Debt, in the accompanying Condensed Consolidated Financial Statements, for additional information.
Income Tax Expense (Benefit)
We are the sole managing member of SSE Holdings and, as a result, consolidates the financial results of SSE Holdings. SSE Holdings is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, SSE Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by SSE Holdings is passed through to and included in the taxable income or loss of its members, including us, on a pro rata basis. We are subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income or loss of SSE Holdings, as well as any stand-alone income or loss generated by us. We are also subject to withholding taxes in foreign jurisdictions.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 30 2021	June 24 2020	June 30 2021	June 24 2020
Income tax expense (benefit)	$991	$(6,092)	$(10,089)	$(6,005)
Percentage of total revenue	0.5%	(6.6)%	(2.9)%	(2.6)%
Dollar change compared to prior year	$7,083		$(4,084)
Percentage change compared to prior year	(116.3)%		68.0%

Our effective income tax rates for the thirteen weeks ended June 30, 2021 and June 24, 2020 were 32.4% and 25.3%, respectively. The increase was primarily driven by higher pre-tax book income resulting in income and higher foreign withholding taxes, partially offset by a reduction of a valuation allowance. Additionally, an increase in our ownership interest in SSE Holdings increases our share of the taxable income (loss) of SSE Holdings. Our weighted-average ownership interest in SSE Holdings was 93.0% and 92.3% for the thirteen weeks ended June 30, 2021 and June 24, 2020, respectively.
Our effective income tax rates for the twenty-six weeks ended June 30, 2021 and June 24, 2020 were 135.4% and 23.9%, respectively. Our weighted-average ownership interest in SSE Holdings was 93.0% and 92.0% for the twenty-six weeks ended June 30, 2021 and June 24, 2020, respectively.
36 | Shake Shack Inc. Form 10-Q

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 30 2021	June 24 2020	June 30 2021	June 24 2020
Net income (loss) attributable to non-controlling interests	$121	$(1,820)	$(613)	$(1,939)
Percentage of total revenue	0.1%	(2.0)%	(0.2)%	(0.8)%
Dollar change compared to prior year	$1,941		$1,326
Percentage change compared to prior year	(106.6)%		(68.4)%
The increase in Net income (loss) attributable to non-controlling interests for the thirteen weeks ended June 30, 2021 was primarily due to an increase in net results causing a profit for the period, partially offset by a decrease in the non-controlling interest holders' weighted average ownership, which was 7.0% and 7.7% for the thirteen weeks ended June 30, 2021 and June 24, 2020, respectively.
The increase in Net income (loss) attributable to non-controlling interests for the twenty-six weeks ended June 30, 2021 was primarily due to an increase in net results which moderated the loss for the period, and a decrease in the non-controlling interest holders' weighted average ownership, which was 7.0% and 8.0% for the twenty-six weeks ended June 30, 2021 and June 24, 2020, respectively.
NON-GAAP FINANCIAL MEASURES

To supplement the condensed consolidated financial statements, which are prepared and presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"), we use the following non-GAAP financial measures: Shack-level operating profit, Shack-level operating profit margin, EBITDA, adjusted EBITDA, adjusted EBITDA margin, adjusted pro forma net income (loss) and adjusted pro forma earnings (loss) per fully exchanged and diluted share (collectively the "non-GAAP financial measures").

Shake Shack Inc. Form 10-Q | 37

Shack-Level Operating Profit
Shack-level operating profit is defined as Shack sales less Shack-level operating expenses including Food and paper costs, Labor and related expenses, Other operating expenses and Occupancy and related expenses.
How This Measure Is Useful
When used in conjunction with GAAP financial measures, Shack-level operating profit and Shack-level operating profit margin are supplemental measures of operating performance that we believe are useful measures to evaluate the performance and profitability of our Shacks. Additionally, Shack-level operating profit and Shack-level operating profit margin are key metrics used internally to develop our internal budgets and forecasts, as well as assess the performance of our Shacks relative to budget and against prior periods. It is also used to evaluate employee compensation as it serves as a metric in certain performance-based employee bonus arrangements. We believe presentation of Shack-level operating profit and Shack-level operating profit margin provides investors with a supplemental view of our operating performance that can provide meaningful insights to the underlying operating performance of the Shacks, as these measures depict the operating results that are directly impacted by the Shacks and exclude items that may not be indicative of, or are unrelated to, the ongoing operations of the Shacks. It may also assist investors to evaluate the Company's performance relative to peers of various sizes and maturities and provides greater transparency with respect to how management evaluates our business, as well as the financial and operational decision-making.
Limitations of the Usefulness of this Measure
Shack-level operating profit and Shack-level operating profit margin may differ from similarly titled measures used by other companies due to different methods of calculation. Presentation of Shack-level operating profit and Shack-level operating profit margin is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. Shack-level operating profit excludes certain costs, such as General and administrative expenses and Pre-opening costs, which are considered normal, recurring cash operating expenses and are essential to support the operation and development of the Company's Shacks. Therefore, this measure may not provide a complete understanding of the Company's operating results as a whole and Shack-level operating profit and Shack-level operating profit margin should be reviewed in conjunction with the Company's GAAP financial results. A reconciliation of Shack-level operating profit to Operating income (loss), the most directly comparable GAAP financial measure, is set forth below.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 30 2021	June 24 2020	June 30 2021	June 24 2020
Operating income (loss)	$3,307	$(24,075)	$(6,714)	$(24,862)
Less:
Licensing revenue	5,990	2,267	10,604	7,389
Add:
General and administrative expenses	20,366	14,017	39,931	30,208
Depreciation and amortization expense	14,472	12,089	28,198	23,857
Pre-opening costs	2,258	1,734	5,834	3,977
Impairment and loss on disposal of assets(1)	358	434	727	2,522
Shack-level operating profit	$34,771	$1,932	$57,372	$28,313

Total revenue	$187,460	$91,786	$342,742	$234,956
Less: Licensing revenue	5,990	2,267	10,604	7,389
Shack sales	$181,470	$89,519	$332,138	$227,567

Shack-level operating profit margin(2)	19.2%	2.2%	17.3%	12.4%
(1)For the twenty-six weeks ended June 24, 2020, amount includes a non-cash impairment charge of $1.1 million related to one Shack.
(2)As a percentage of Shack sales.
38 | Shake Shack Inc. Form 10-Q

EBITDA and Adjusted EBITDA
EBITDA is defined as Net income (loss) before interest expense (net of interest income), Income tax expense (benefit) and Depreciation and amortization expense. Adjusted EBITDA is defined as EBITDA (as defined above) excluding equity-based compensation expense, deferred lease costs, Impairment and loss on the disposal of assets, amortization of cloud-based software implementation costs, as well as certain non-recurring items that we do not believe directly reflect the core operations and may not be indicative of recurring business operations.
How These Measures Are Useful
When used in conjunction with GAAP financial measures, EBITDA and adjusted EBITDA are supplemental measures of operating performance that we believe are useful measures to facilitate comparisons to historical performance and competitors' operating results. Adjusted EBITDA is a key metric used internally to develop internal budgets and forecasts and also serves as a metric in our performance-based equity incentive programs and certain bonus arrangements. We believe presentation of EBITDA and adjusted EBITDA provides investors with a supplemental view of our operating performance that facilitates analysis and comparisons of its ongoing business operations because they exclude items that may not be indicative of the our ongoing operating performance.
Limitations of the Usefulness of These Measures
EBITDA and adjusted EBITDA may differ from similarly titled measures used by other companies due to different methods of calculation. Presentation of EBITDA and adjusted EBITDA is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. EBITDA and adjusted EBITDA exclude certain normal recurring expenses. Therefore, these measures may not provide a complete understanding of our performance and should be reviewed in conjunction with the GAAP financial measures. A reconciliation of EBITDA and adjusted EBITDA to Net income (loss), the most directly comparable GAAP measure, is as follows.
Shake Shack Inc. Form 10-Q | 39

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 30 2021	June 24 2020	June 30 2021	June 24 2020
Net income (loss)	$2,065	$(18,031)	$2,640	$(19,110)
Depreciation and amortization expense	14,472	12,089	28,198	23,857
Interest expense, net	359	442	874	554
Income tax expense (benefit)	991	(6,092)	(10,089)	(6,005)
EBITDA	17,887	(11,592)	21,623	(704)

Equity-based compensation	1,958	1,419	3,639	2,719
Amortization of cloud-based software implementation costs(1)	314	368	627	628
Deferred lease costs(2)	(75)	479	129	149
Impairment and loss on disposal of assets(3)	358	434	727	2,522
Debt offering related costs(4)	—	—	236	—
Legal settlement(5)	24	—	619	—
Executive transition costs(6)	179	34	179	68
Project Concrete(7)	—	24	—	(237)
Other(8)	—	—	—	285
Adjusted EBITDA	$20,645	$(8,834)	$27,779	$5,430

Adjusted EBITDA margin(9)	11.0%	(9.6)%	8.1%	2.3%
(1)Represents amortization of capitalized implementation costs related to cloud-based software arrangements that are included within General and administrative expenses.
(2)Reflects the extent to which lease expense is greater than or less than contractual fixed base rent.
(3)Includes losses on disposals of property and equipment in the normal course of business. For the twenty-six weeks ended June 24, 2020, this amount includes a non-cash impairment charge of $1.1 million related to one Shack.
(4)Costs incurred in connection with the Company’s Convertible Notes, issued in March 2021, including consulting and advisory fees. Refer to Note 6, Debt, in the accompanying Condensed Consolidated Financial Statements, for additional information.
(5)Expense incurred to establish an accrual related to the settlement of a legal matter. Refer to Note 13, Commitments and Contingencies, in the accompanying Condensed Consolidated Financial Statements, for additional information.
(6)Represents fees paid in connection with the search and hiring of certain executive and key management positions.
(7)Represents consulting and advisory fees related to the Company's enterprise-wide system upgrade initiative called Project Concrete.
(8)Represents incremental expenses incurred related to an inventory adjustment and certain employee-related expenses.
(9)Calculated as a percentage of total revenue, which was $187,460 and $342,742 for the thirteen and twenty-six weeks ended June 30, 2021, respectively, and $91,786 and $234,956 for the thirteen and twenty-six weeks ended June 24, 2020, respectively.

Adjusted Pro Forma Net Income (Loss) and Adjusted Pro Forma Earnings (loss) Fully Exchanged and Diluted Share
Adjusted pro forma net income (loss) represents Net income (loss) attributable to Shake Shack Inc. assuming the full exchange of all outstanding SSE Holdings, LLC membership interests ("LLC Interests") for shares of Class A common stock, adjusted for certain non-recurring items that we do not believe are directly related to our core operations and may not be indicative of our recurring business operations. Adjusted pro forma earnings (loss) per fully exchanged and diluted share is calculated by dividing adjusted pro forma net income (loss) by the weighted-average shares of Class A common stock outstanding, assuming the full exchange of all outstanding LLC Interests, after giving effect to the dilutive effect of outstanding equity-based awards.
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
40 | Shake Shack Inc. Form 10-Q

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
Shake Shack Inc. Form 10-Q | 41

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands, except per share amounts)	June 30 2021	June 24 2020	June 30 2021	June 24 2020
Numerator:
Net income (loss) attributable to Shake Shack Inc.	$1,944	$(16,211)	$3,253	$(17,171)
Adjustments:
Reallocation of Net income (loss) attributable to non-controlling interests from the assumed exchange of LLC Interests(1)	121	(1,820)	(613)	(1,939)
Executive transition costs(2)	179	34	179	68
Project Concrete(3)	—	24	—	(237)
Legal settlement(4)	24	—	619	—
Debt offering related costs(5)	—	—	236	—
Revolving Credit Facility amendments related costs(6)	—	—	323	—
Income tax (expense) benefit(7)	112	(286)	136	1,533
Other(8)	—	—	—	285
Adjusted pro forma net income (loss)	$2,380	$(18,259)	$4,133	$(17,461)

Denominator:
Weighted-average shares of Class A common stock outstanding—diluted	43,789	37,309	43,289	35,876
Adjustments:
Assumed exchange of LLC Interests for shares of Class A common stock(1)	—	3,117	—	3,131
Adjusted pro forma fully exchanged weighted-average shares of Class A common stock outstanding—diluted	43,789	40,426	43,289	39,007

Adjusted pro forma earnings (loss) per fully exchanged share—diluted	$0.05	$(0.45)	$0.10	$(0.45)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30 2021	June 24 2020	June 30 2021	June 24 2020
Earnings (loss) per share of Class A common stock - diluted	$0.05	$(0.43)	$0.06	$(0.48)
Assumed exchange of LLC Interests for shares of Class A common stock(1)	—	(0.01)	—	(0.01)
Non-GAAP adjustments(9)	—	(0.01)	0.04	0.04
Adjusted pro forma earnings (loss) per fully exchanged share—diluted	$0.05	$(0.45)	$0.10	$(0.45)

(1)Assumes the exchange of all outstanding LLC Interests for shares of Class A common stock, resulting in the elimination of the non-controlling interest and recognition of the net income (loss) attributable to non-controlling interests. Refer to Note 11, Earnings (Loss) per Share, in the accompanying Condensed Consolidated Financial Statements, for additional information.
(2)Represents costs incurred in connection with our executive search, including fees paid to an executive recruiting firm.
(3)Represents consulting and advisory fees related to our enterprise-wide system upgrade initiative called Project Concrete.
(4)Expense incurred to establish an accrual related to the settlement of a legal matter. Refer to Note 13, Commitments and Contingencies, in the accompanying Condensed Consolidated Financial Statements, for additional information.
(5)Costs incurred in connection with the Company’s Convertible Notes, issued in March 2021, including consulting and advisory fees. Refer to Note 6, Debt, in the accompanying Condensed Consolidated Financial Statements, for additional information.
(6)Expense incurred in connection with the Company's amendments on the Revolving Credit Facility, including the write-off of previously capitalized costs on the Revolving Credit Facility. Refer to Note 6, Debt, in the accompanying Condensed Consolidated Financial Statements, for additional information.
(7)Represents the tax effect of the aforementioned adjustments and pro forma adjustments to reflect corporate income taxes at assumed effective tax rates of 27.0% and 167.8% for the thirteen and twenty-six weeks ended June 30, 2021, respectively, and 24.1% and 30.2% for the thirteen and twenty-six weeks ended June 24, 2020, respectively. Amounts include provisions for U.S. federal income taxes, certain LLC entity-level taxes and foreign withholding taxes, assuming the highest statutory rates apportioned to each applicable state, local and foreign jurisdiction. Additionally, the thirteen and twenty-six weeks ended June 24, 2020 includes the establishment of a valuation allowance.
(8)Represents incremental expenses incurred related to an inventory adjustment and certain employee-related expenses.
(9)Represents the per share impact of non-GAAP adjustments for each period. Refer to the reconciliation of Adjusted Pro Forma Net Income (Loss) above, for additional information.
42 | Shake Shack Inc. Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, short-term investments and availability under our Revolving Credit Facility. In March 2021, we issued 0% Convertible Senior Notes (“Convertible Notes”), and received $243.8 million of proceeds, net of discounts. Refer to Note 6, Debt, in the accompanying Condensed Consolidated Financial Statements, for additional information.
As of June 30, 2021, we maintained a Cash and cash equivalents balance of $340.1 million and a short-term investments balance of $80.1 million within Marketable securities.
On June 7, 2021, we filed a Registration Statement on Form S-3 with the SEC which permits us to issue a combination of securities described in the prospectus in one or more offerings from time to time. To date, we have not experienced difficulty accessing the capital markets; however, future volatility in the capital markets may affect our ability to access those markets or increase the costs associated with issuing debt or equity instruments.
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
In addition, we are obligated to make payments to certain members of SSE Holdings under the Tax Receivable Agreement. As of June 30, 2021, such obligations totaled $234.0 million. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. Although the amount of any payments that must be made under the Tax Receivable Agreement may be significant, the timing of these payments will vary and will generally be limited to one payment per member per year. The amount of such payments are also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us or to SSE Holdings, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
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
•In May 2020, we entered into an amendment to our Revolving Credit Facility that provided for a number of enhanced modifications to reflect the current and ongoing impact from COVID-19. Our Revolving Credit Facility was further amended in March 2021, resulting in a modification of the applicable covenants and restrictions in the Credit Agreement to permit the incurrence of the Convertible Notes, including obligations and transactions in connection therewith. Refer to Note 6, Debt, in the accompanying condensed consolidated financial statements, for additional information.
Shake Shack Inc. Form 10-Q | 43

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
Summary of Cash Flows
The following table presents a summary of our cash flows from operating, investing and financing activities.

	Twenty-Six Weeks Ended
(in thousands)	June 30 2021	June 24 2020
Net cash provided by operating activities	$37,005	$17,993
Net cash used in investing activities	(87,969)	(17,905)
Net cash provided by financing activities	244,194	136,797
Increase in Cash and cash equivalents	193,230	136,885
Cash and cash equivalents at beginning of period	146,873	37,099
Cash and cash equivalents at end of period	$340,103	$173,984
Operating Activities
For the twenty-six weeks ended June 30, 2021 net cash provided by operating activities was $37.0 million compared to $18.0 million for the twenty-six weeks ended June 24, 2020, an increase of $19.0 million. The increase was primarily due to an increase in net income of $21.7 million and the impact of non-cash charges of $0.9 million partially offset by a change in operating assets and liabilities of $(3.6) million. The $(3.6) million change in our operating asset and liability balances was primarily driven by an increase in and timing of rent payments, partially offset by higher accrued wages and timing of cash receipts of receivables.
Investing Activities
For the twenty-six weeks ended June 30, 2021 net cash used in investing activities was $88.0 million compared to $17.9 million for the twenty-six weeks ended June 24, 2020, an increase of $70.1 million. This increase was primarily due to increased purchases of marketable securities of $47.0 million, a decrease of $16.0 million of proceeds from sales of marketable securities and an increase of $7.1 million in capital expenditures to support our real estate development and digital initiatives.
Financing Activities
For the twenty-six weeks ended June 30, 2021 net cash provided by financing activities was $244.2 million compared to $136.8 million for the twenty-six weeks ended June 24, 2020, an increase of $107.4 million. This increase was primarily due to $243.8 million in net cash proceeds from the issuance of the Convertible Notes, net of discount, decreased payments made under the Tax Receivable Agreement, and increased proceeds from stock option exercises, partially offset by $145.7 million in net cash proceeds from the issuance of Class A common stock during the twenty-six weeks ended June 24, 2020.
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
44 | Shake Shack Inc. Form 10-Q

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
Subsequently, and also in March 2021, we entered into a Third Amendment with JPMorgan Chase Bank, N.A. (as successor agent to Wells Fargo Bank, National Association), as administrative agent, and the lenders party thereto. In addition, in March 2021, Wells Fargo Bank resigned as administrative agent under the Revolving Credit Facility and assigned its commitments thereunder to JPMorgan Bank, N.A. The Third Amendment appoints JPMorgan Bank, N.A. as administrative agent under the Revolving Credit Facility. In addition, the Third Amendment, among other things, extends the maturity date of the Revolving Credit Facility from September 2022 to March 2026. As of June 30, 2021 and December 30, 2020, no amounts were outstanding under the Revolving Credit Facility.
The obligations under the Revolving Credit Facility are secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' direct and indirect subsidiaries (with certain exceptions).
The Revolving Credit Facility requires us to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios. We are not subject to these coverage ratios for a period of time due to the Second Amendment to the Revolving Credit Facility described above. In addition, the Revolving Credit Facility contains other customary affirmative and negative covenants, including those which (subject to certain exceptions and dollar thresholds) limit our ability to incur debt; incur liens; make investments; engage in mergers, consolidations, liquidations or acquisitions; dispose of assets; make distributions on or repurchase equity securities; engage in transactions with affiliates; and prohibits us, with certain exceptions, from engaging in any line of business not related to our current line of business. As of June 30, 2021, we were in compliance with all covenants.
As of June 30, 2021, the Revolving Credit Facility had unamortized deferred financing costs of $0.1 million, and was included in Other assets on the Condensed Consolidated Balance Sheets. During the thirteen and twenty-six weeks ended June 30, 2021, total interest expense related to the Revolving Credit Facility were $0.04 million and $0.4 million, respectively and $0.4 million and $0.6 million, respectively, during thirteen and twenty-six weeks ended June 24, 2020. Total interest expense for the twenty-six weeks ended June 30, 2021 primarily included write-off of previously capitalized costs on the Revolving Credit Facility.
Convertible Notes
In March 2021, we issued $225.0 million aggregate principal amount of 0% Convertible Senior Notes due 2028 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. We granted an option to the initial purchasers to purchase up to an additional $25.0 million aggregate principal amount of Convertible Notes to cover over-allotments, which was subsequently fully exercised during March 2021, resulting in a total issuance of $250.0 million aggregate principal amount of Convertible Notes. The Convertible Notes will mature on March 1, 2028, unless earlier converted, redeemed or repurchased in certain circumstances. Upon conversion, we pay or deliver, as the case may be, cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at our election.
The Convertible Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding December 1, 2027, only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on June 30, 2021 (and only during such fiscal quarter), if the last reported sale price of our Class A common stock, par value $0.001 per share, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price for the Convertible Notes on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period in which the trading price (as defined in the Indenture) per one thousand dollar principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the
Shake Shack Inc. Form 10-Q | 45

product of the last reported sale price of Class A common stock and the conversion rate for the Convertible Notes on each such trading day; (3) if we call such Convertible Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the Convertible Notes called (or deemed called) for redemption; and (4) upon the occurrence of specified corporate events as set forth in the Indenture. On or after December 1, 2027, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the Convertible Notes may convert all or any portion of their Convertible Notes at any time, regardless of the foregoing circumstances.
The Convertible Notes had an initial conversion rate of 5.8679 shares of Class A common stock per one thousand dollar principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $170.42 per share of Class A common stock.
We may not redeem the Convertible Notes prior to March 6, 2025. We may redeem for cash all or any portion of the Convertible Notes, at our option, on or after March 6, 2025 if the last reported sale price of Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date.
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
Contemporaneously with the issuance of the Convertible Notes, Shake Shack Inc. entered into an Intercompany Note with SSE Holdings, LLC. SSE Holdings promises to pay Shake Shack Inc., for value received, the principal amount with interest of the Intercompany Note in March 2028. Shake Shack Inc. will exercise its right to convert the Intercompany Note to maintain at all times a one-to-one ratio between the number of common units, directly or indirectly, by Shake Shack Inc and the aggregate number of outstanding shares of common stock.
As of June 30, 2021, the Convertible Notes had a gross principal balance of $250.0 million and a balance of $243.0 million, net of unamortized discount and debt issuance costs of $7.0 million. As of June 30, 2021, the unamortized balance of discount and debt issuance costs was recorded as a contra-liability and netted with Long-term debt on the Condensed Consolidated Balance Sheets and was being amortized as interest expense using the effective interest method. Total amortization expense was $0.2 million and $0.3 million respectively, for thirteen and twenty-six weeks ended June 30, 2021 and was included in Interest expense in the Condensed Consolidated Statements of Income (Loss). In connection with the Convertible Notes, the Company also incurred consulting and advisory fees of $0.2 million for the twenty-six weeks ended June 30, 2021 and was included in General and administrative expense in the Condensed Consolidated Statements of Income (Loss).
At June 30, 2021, the fair value of the Convertible Notes was approximately $237.2 million, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as a Level 2 measurement within the fair value hierarchy.
CONTRACTUAL OBLIGATIONS

There have been no material changes to the contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2020, other than those made in the ordinary course of business.
46 | Shake Shack Inc. Form 10-Q

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
Recently Issued Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies under Part I, Item 1 of this Form 10-Q.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Shake Shack Inc. Form 10-Q | 47

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
The information required by this Item is incorporated by reference to Part I, Item 1, Note 13, Commitments and Contingencies.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
48 | Shake Shack Inc. Form 10-Q

Item 6. Exhibits.

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Shake Shack Inc., effective February 4, 2015	8-K	3.1	2/10/2015
3.2	Second Amended and Restated Bylaws of Shack Shake Inc., dated October 1, 2019	8-K	3.1	10/4/2019
4.1	Form of Class A Common Stock Certificate	S-1/A	4.1	1/28/2015
10.1	Employment Agreement, effective as of June 14, 2021, by and among Katherine Fogertey, Shake Shack Inc., SSE Holdings, LLC and Shake Shack Enterprises, LLC	8-K	10.1	6/9/2021
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				#
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				*
#    Furnished herewith.

Shake Shack Inc. Form 10-Q | 49

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shake Shack Inc.
(Registrant)

Date: August 6, 2021	By:	/s/ Randy Garutti
Randy Garutti
Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: August 6, 2021	By:	/s/ Katherine I. Fogertey
Katherine I. Fogertey
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

50 | Shake Shack Inc. Form 10-Q