Form 10-Q
period 2021-09-29
Shake Shack Inc.
filed 2021-11-05
CIK 1620533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of October 27, 2021, there were 39,140,045 shares of Class A common stock outstanding and 2,921,587 shares of Class B common stock outstanding.

SHAKE SHACK INC.

Cautionary Note Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), which are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different from the statements made herein. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements, including, but not limited to, statements about our growth, strategic plan, and our liquidity. Forward-looking statements discuss our current expectations and projections relating to our financial position, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "aim," "anticipate," "believe," "estimate," "expect," "forecast," "future," "intend," "outlook," "potential," "project," "projection," "plan," "seek," "may," "could," "would," "will," "should," "can," "can have," "likely," the negatives thereof and other similar expressions.
All forward-looking statements are expressly qualified in their entirety by these cautionary statements. Some of the factors which could cause results to differ materially from the Company's expectations include the continuing impact of the COVID-19 pandemic, including the potential impact of any COVID-19 variants, the Company's ability to develop and open new Shacks on a timely basis, increased costs or shortages or interruptions in the supply and delivery of our products, increased labor costs or shortages, the Company's management of its digital capabilities and expansion into delivery, our ability to maintain and grow sales at our existing Shacks, and risks relating to the restaurant industry generally. You should evaluate all forward-looking statements made in this Form 10-Q in the context of the risks and uncertainties disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2020 as filed with the Securities and Exchange Commission (the "SEC").
The forward-looking statements included in this Form 10-Q are made only as of the date hereof. The Company undertakes no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
Shake Shack Inc. Form 10-Q | 1

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
2 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	September 29 2021	December 30 2020
ASSETS
Current assets:
Cash and cash equivalents	$321,421	$146,873
Marketable securities	80,082	36,887
Accounts receivable, net	11,311	9,464
Inventories	3,525	2,888
Prepaid expenses and other current assets	2,841	7,074
Total current assets	419,180	203,186
Property and equipment, net of accumulated depreciation of $207,763 and $166,156, respectively	370,016	336,541
Operating lease assets	338,886	306,317
Deferred income taxes, net	300,818	287,007
Other assets	11,402	12,297
TOTAL ASSETS	$1,440,302	$1,145,348
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,841	$23,487
Accrued expenses	34,165	25,920
Accrued wages and related liabilities	14,169	10,441
Operating lease liabilities, current	38,811	35,657
Other current liabilities	13,273	14,200
Total current liabilities	118,259	109,705
Long-term debt	243,280	—
Long-term operating lease liabilities	378,686	343,736
Liabilities under tax receivable agreement, net of current portion	234,048	232,954
Other long-term liabilities	22,750	24,460
Total liabilities	997,023	710,855
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of September 29, 2021 and December 30, 2020.	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 39,139,379 and 38,717,790 shares issued and outstanding as of September 29, 2021 and December 30, 2020, respectively.	39	39
Class B common stock, $0.001 par value—35,000,000 shares authorized; 2,921,587 and 2,951,188 shares issued and outstanding as of September 29, 2021 and December 30, 2020, respectively.	3	3
Additional paid-in capital	403,535	395,067
Retained earnings	13,284	12,209
Accumulated other comprehensive income	1	3
Total stockholders' equity attributable to Shake Shack Inc.	416,862	407,321
Non-controlling interests	26,417	27,172
Total equity	443,279	434,493
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,440,302	$1,145,348
See accompanying Notes to Condensed Consolidated Financial Statements.
Shake Shack Inc. Form 10-Q | 3

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(in thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29 2021	September 23 2020	September 29 2021	September 23 2020
Shack sales	$186,972	$126,288	$519,110	$353,855
Licensing revenue	6,923	4,113	17,527	11,502
TOTAL REVENUE	193,895	130,401	536,637	365,357
Shack-level operating expenses:
Food and paper costs	57,925	37,903	157,472	107,494
Labor and related expenses	58,208	37,898	157,221	110,597
Other operating expenses	26,613	18,743	74,032	50,826
Occupancy and related expenses	14,640	13,093	43,427	37,974
General and administrative expenses	20,504	14,962	60,435	45,170
Depreciation and amortization expense	15,183	12,376	43,381	36,233
Pre-opening costs	2,933	1,822	8,767	5,799
Impairment and loss on disposal of assets	535	402	1,262	2,924
TOTAL EXPENSES	196,541	137,199	545,997	397,017
LOSS FROM OPERATIONS	(2,646)	(6,798)	(9,360)	(31,660)
Other income, net	18	34	157	335
Interest expense	(350)	(143)	(1,224)	(697)
LOSS BEFORE INCOME TAXES	(2,978)	(6,907)	(10,427)	(32,022)
Benefit from income taxes	(576)	(797)	(10,665)	(6,802)
NET INCOME (LOSS)	(2,402)	(6,110)	238	(25,220)
Less: Net loss attributable to non-controlling interests	(224)	(551)	(837)	(2,490)
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$(2,178)	$(5,559)	$1,075	$(22,730)
Earnings (loss) per share of Class A common stock:
Basic	$(0.06)	$(0.15)	$0.03	$(0.62)
Diluted	$(0.06)	$(0.15)	$0.01	$(0.62)
Weighted-average shares of Class A common stock outstanding:
Basic	39,137	38,251	39,066	36,668
Diluted	39,137	38,251	43,448	36,668
See accompanying Notes to Condensed Consolidated Financial Statements.

4 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29 2021	September 23 2020	September 29 2021	September 23 2020
Net income (loss)	$(2,402)	$(6,110)	$238	$(25,220)
Other comprehensive income (loss), net of tax(1):
Change in foreign currency translation adjustment	(1)	—	(2)	1
Net change	(1)	—	(2)	1
OTHER COMPREHENSIVE INCOME (LOSS)	(1)	—	(2)	1
COMPREHENSIVE INCOME (LOSS)	(2,403)	(6,110)	236	(25,219)
Less: Comprehensive loss attributable to non-controlling interests	(224)	(551)	(837)	(2,490)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$(2,179)	$(5,559)	$1,073	$(22,729)
(1)Net of tax expense of $0 for the thirteen and thirty-nine weeks ended September 29, 2021 and September 23, 2020.
See accompanying Notes to Condensed Consolidated Financial Statements.
Shake Shack Inc. Form 10-Q | 5

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands, except share amounts)

For the Thirteen Weeks Ended September 29, 2021 and September 23, 2020
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE, JUNE 30, 2021	39,134,356	$39	2,921,587	$3	$401,567	$15,462	$2	$26,459	$443,532
Net income (loss)						(2,178)		(224)	(2,402)
Other comprehensive income (loss):
Net change in foreign currency translation adjustment							(1)		(1)
Equity-based compensation					2,354				2,354
Activity under stock compensation plans	5,023				(386)			354	(32)
Redemption of LLC Interests	—		—		—			—	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					—			—	—
Issuance of Class A common stock sold in equity offerings, net of underwriting discounts, commissions and offering costs	—	—			—			—	—
Distributions paid to non-controlling interest holders								(172)	(172)
BALANCE, SEPTEMBER 29, 2021	39,139,379	$39	2,921,587	$3	$403,535	$13,284	$1	$26,417	$443,279

BALANCE, JUNE 24, 2020	38,236,538	$38	3,117,002	$3	$384,338	$37,196	$3	$29,707	$451,285
Net income (loss)						(5,559)		(551)	(6,110)
Other comprehensive income (loss):
Net change in foreign currency translation adjustment							—		—
Equity-based compensation					1,346				1,346
Activity under stock compensation plans	38,564				367			122	489
Redemption of LLC Interests	5,000		(5,000)		44			(44)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					(84)			—	(84)
Issuance of Class A common stock sold in equity offerings, net of underwriting discounts, commissions and offering costs	—	—			—			—	—
Distributions paid to non-controlling interest holders								(164)	(164)
BALANCE, SEPTEMBER 23, 2020	38,280,102	$38	3,112,002	$3	$386,011	$31,637	$3	$29,070	$446,762

6 | Shake Shack Inc. Form 10-Q

For the Thirty-Nine Weeks Ended September 29, 2021 and September 23, 2020
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 30, 2020	38,717,790	$39	2,951,188	$3	$395,067	$12,209	$3	$27,172	$434,493
Net income (loss)						1,075		(837)	238
Other comprehensive income (loss):
Net change in foreign currency translation adjustment							(2)		(2)
Equity-based compensation					6,037				6,037
Activity under stock compensation plans	391,988				2,185			993	3,178
Redemption of LLC Interests	29,601		(29,601)		33			(33)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					213				213
Issuance of Class A common stock sold in equity offerings, net of underwriting discounts, commissions and offering costs	—	—			—			—	—
Distributions paid to non-controlling interest holders								(878)	(878)
BALANCE, SEPTEMBER 29, 2021	39,139,379	$39	2,921,587	$3	$403,535	$13,284	$1	$26,417	$443,279

BALANCE, DECEMBER 25, 2019	34,417,302	$35	3,145,197	$3	$244,410	$54,367	$2	$23,168	$321,985
Net income (loss)						(22,730)		(2,490)	(25,220)
Other comprehensive income (loss):
Net change in foreign currency translation adjustment							1		1
Equity-based compensation					4,088				4,088
Activity under stock compensation plans	180,068				627			(167)	460
Redemption of LLC Interests	33,195		(33,195)		239			(239)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					929				929
Issuance of Class A common stock sold in equity offerings, net of underwriting discounts, commissions and offering costs	3,649,537	3			135,718			9,276	144,997
Distributions paid to non-controlling interest holders								(478)	(478)
BALANCE, SEPTEMBER 23, 2020	38,280,102	$38	3,112,002	$3	$386,011	$31,637	$3	$29,070	$446,762
See accompanying Notes to Condensed Consolidated Financial Statements.

Shake Shack Inc. Form 10-Q | 7

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Thirty-Nine Weeks Ended
	September 29 2021	September 23 2020
OPERATING ACTIVITIES
Net income (loss) (including amounts attributable to non-controlling interests)	$238	$(25,220)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization expense	43,381	36,233
Amortization of debt issuance costs	605	—
Amortization of cloud computing asset	935	1,086
Non-cash operating lease cost	37,213	33,726
Equity-based compensation	5,963	4,058
Deferred income taxes	9,708	8,680
Non-cash interest expense	348	48
Loss (gain) on sale of marketable securities	5	(79)
Impairment and loss on disposal of assets	1,262	2,924
Unrealized loss on equity securities	117	22
Other non-cash (income) expense	(2)	906
Changes in operating assets and liabilities:
Accounts receivable	(1,847)	2,241
Inventories	(637)	(162)
Prepaid expenses and other current assets	4,233	(759)
Other assets	(767)	(2,111)
Accounts payable	(6,780)	4,349
Accrued expenses	(18,682)	(13,361)
Accrued wages and related liabilities	3,709	(2,214)
Other current liabilities	(2,202)	437
Long-term operating lease liabilities	(31,886)	(25,298)
Other long-term liabilities	(1,174)	2,992
NET CASH PROVIDED BY OPERATING ACTIVITIES	43,740	28,498
INVESTING ACTIVITIES
Purchases of property and equipment	(68,852)	(47,002)
Purchases of marketable securities	(47,321)	(314)
Sales of marketable securities	4,004	20,000
NET CASH USED IN INVESTING ACTIVITIES	(112,169)	(27,316)
FINANCING ACTIVITIES
Proceeds from issuance of convertible notes, net of discount	243,750	—
Proceeds from revolving credit facility	—	50,000
Payments on revolving credit facility	—	(50,000)
Deferred financing costs	(123)	(64)
Proceeds from issuance of Class A common stock sold in equity offerings, net of underwriting discounts, commissions and offering costs	—	144,997
Payments on principal of finance leases	(1,982)	(1,670)
Distributions paid to non-controlling interest holders	(878)	(478)
Payments under tax receivable agreement	—	(6,643)
Debt issuance costs	(968)	—
Proceeds from stock option exercises	6,688	2,239
Employee withholding taxes related to net settled equity awards	(3,510)	(1,779)
NET CASH PROVIDED BY FINANCING ACTIVITIES	242,977	136,602
NET INCREASE IN CASH AND CASH EQUIVALENTS	174,548	137,784
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	146,873	37,099
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$321,421	$174,883
See accompanying Notes to Condensed Consolidated Financial Statements.
8 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Shake Shack Inc. Form 10-Q | 9

NOTE 1: NATURE OF OPERATIONS

Shake Shack Inc. was formed on September 23, 2014 as a Delaware corporation for the purpose of facilitating an initial public offering and other related transactions in order to carry on the business of SSE Holdings, LLC and its subsidiaries ("SSE Holdings"). Shake Shack is the sole managing member of SSE Holdings and, as sole managing member, the Company operates and controls all of the business and affairs of SSE Holdings. As a result, the Company consolidates the financial results of SSE Holdings and reports a non-controlling interest representing the economic interest in SSE Holdings held by the other members of SSE Holdings. As of September 29, 2021 the Company owned 93.1% of SSE Holdings. Unless the context otherwise requires, "we," "us," "our," "Shake Shack," the "Company" and other similar references, refer to Shake Shack Inc. and, unless otherwise stated, all of its subsidiaries, including SSE Holdings.
The Company operates and licenses Shake Shack restaurants ("Shacks"), which serve hamburgers, hot dogs, chicken, crinkle-cut fries, shakes, frozen custard, beer, wine and more. As of September 29, 2021, there were 350 Shacks in operation, system-wide, of which 205 were domestic Company-operated Shacks, 24 were domestic licensed Shacks and 121 were international licensed Shacks. As of September 29, 2021, two domestic Company-operated Shacks and seven licensed Shacks were temporarily closed primarily due to the COVID-19 pandemic.
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
SSE Holdings is considered a variable interest entity. Shake Shack Inc. is the primary beneficiary as the Company has the majority economic interest in SSE Holdings and, as the sole managing member, has decision making authority that significantly affects the economic performance of the entity, while the limited partners have no substantive kick-out or participating rights. As a result, the Company consolidates SSE Holdings. The assets and liabilities of SSE Holdings represent substantially all of the Company's consolidated assets and liabilities with the exception of certain deferred taxes and liabilities under the Tax Receivable Agreement. As of September 29, 2021 and December 30, 2020, the net assets of SSE Holdings were $383,138 and $383,669, respectively. The assets of SSE Holdings are subject to certain restrictions in SSE Holdings' revolving credit agreement. Refer to Note 6, Debt, for additional information.
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
Licensing revenue includes initial territory fees, Shack opening fees, and ongoing sales-based royalty fees from licensed Shacks. Generally, the licenses granted to develop, open and operate each Shack in a specified territory are the predominant goods or services transferred to the licensee in the contracts, and represent distinct performance obligations. Ancillary promised services, such as training and assistance during the initial opening of a Shack, are typically combined with the licenses and considered as one performance obligation per Shack. The Company determines the transaction price for each contract, which is comprised of the initial territory fee, and an estimate of the total Shack opening fees the Company expects to be entitled to. The calculation of total Shack opening fees included in the transaction price requires judgment, as it is based on an estimate of the number of Shacks the Company expects the licensee to open. The transaction price is then allocated equally to each Shack expected to open. The performance obligations are satisfied over time, starting when a Shack opens, through the end of the term of the
Shake Shack Inc. Form 10-Q | 11

license granted to the Shack. Because the Company is transferring licenses to access intellectual property during a contractual term, revenue is recognized on a straight-line basis over the license term. Generally, payment for the initial territory fee is received upon execution of the licensing agreement, and payment for the Shack opening fees is received either in advance of or upon opening the related Shack. These payments are initially deferred and recognized as revenue as the performance obligations are satisfied, which occurs over a long-term period.
Revenue from sales-based royalties is recognized as the related sales occur.
Revenue recognized during the thirteen and thirty-nine weeks ended September 29, 2021 and September 23, 2020, disaggregated by type is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29 2021	September 23 2020	September 29 2021	September 23 2020
Shack sales	$186,972	$126,288	$519,110	$353,855
Licensing revenue:
Sales-based royalties	6,711	3,867	16,961	10,943
Initial territory and opening fees	212	246	566	559
Total revenue	$193,895	$130,401	$536,637	$365,357
The aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of September 29, 2021 was $17,821. The Company expects to recognize this amount as revenue over a long-term period, as the license term for each Shack ranges from 5 to 20 years. This amount excludes any variable consideration related to sales-based royalties.
Contract Balances
Opening and closing balances of contract liabilities and receivables from contracts with customers is as follows:

	September 29 2021	December 31 2020
Shack sales receivables	$5,612	$5,373
Licensing receivables, net of allowance for doubtful accounts	3,874	2,647
Gift card liability	2,656	2,637
Deferred revenue, current	759	608
Deferred revenue, long-term	12,745	12,151
Revenue recognized during the thirteen and thirty-nine weeks ended September 29, 2021 and September 23, 2020 that was included in their respective liability balances at the beginning of the period is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29 2021	September 23 2020	September 29 2021	September 23 2020
Gift card liability	$73	$91	$400	$436
Deferred revenue	203	234	543	539
NOTE 4: FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying value of the Company's Cash and cash equivalents, Accounts receivable, net, Accounts payable and Accrued expenses approximate their fair value due to the short-term nature of these financial instruments.
Shake Shack Inc. Form 10-Q | 12

As of September 29, 2021 and December 30, 2020, the Company held certain assets that are required to be measured at fair value on a recurring basis including Marketable securities, which consist of investments in equity securities. Fair value of these investments is measured using Level 1 inputs (unadjusted quoted prices in active markets for identical assets). The carrying value of these investments in equity securities approximates fair value.
Assets measured at fair value on a recurring basis as of September 29, 2021 and December 30, 2020 were as follows:

	Fair Value Measurements
	September 29 2021	December 30 2020
	Level 1	Level 1
Equity securities:
Mutual funds	$80,082	$36,887
Total Marketable securities	$80,082	$36,887
Refer to Note 6, Debt, for additional information relating to the fair value of the Company's outstanding debt instruments.
A summary of Other income, net from equity securities recognized during the thirteen and thirty-nine weeks ended September 29, 2021 and September 23, 2020 is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29 2021	September 23 2020	September 29 2021	September 23 2020
Equity securities:
Dividend income	$56	$40	$223	$290
Realized gain (loss) on sale of investments	—	—	(5)	79
Unrealized gain (loss) on equity securities	(80)	—	(117)	(22)
Total	$(24)	$40	$101	$347
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets and liabilities that are measured at fair value on a non-recurring basis include long-lived assets, operating lease right-of-use assets and indefinite-lived intangible assets. There were no impairment charges recognized during the thirteen and thirty-nine weeks ended September 29, 2021. During the thirty-nine weeks ended September 23, 2020, the Company recognized an impairment charge of $1,132 at one location. Of the total impairment charge, $736 was attributed to property and equipment held and used, $383 was attributed to operating lease right-of-use assets, and $13 was attributed to finance lease right-of-use assets. The impairment charge was included in Impairment and loss on disposal of assets on the Condensed Consolidated Statements of Income (Loss). The fair values of assets were determined using an income-based approach and are classified as Level 3 within the fair value hierarchy. Significant inputs include projections of future cash flows, discount rates, Shack sales and profitability. There were no impairment charges recognized during the thirteen weeks ended September 23, 2020.
Shake Shack Inc. Form 10-Q | 13

NOTE 5: SUPPLEMENTAL BALANCE SHEET INFORMATION

The components of Other current liabilities as of September 29, 2021 and December 30, 2020 are as follows:

	September 29 2021	December 30 2020
Sales tax payable	$4,230	$4,285
Gift card liability	2,656	2,637
Current portion of financing equipment lease liabilities	2,553	1,998
Other	3,834	5,280
Other current liabilities	$13,273	$14,200
The components of Other long-term liabilities as of September 29, 2021 and December 30, 2020 are as follows:

	September 29 2021	December 30 2020
Deferred licensing revenue	$12,745	$12,151
Long-term portion of financing equipment lease liabilities	3,977	3,586
Other(1)	6,028	8,723
Other long-term liabilities	$22,750	$24,460
(1)As of September 29, 2021, Other included $3,142 of deferred lease incentive liabilities related to leases with variable lease cost as well as $2,607 of deferred Social Security taxes associated with the Coronavirus Aid, Relief, and Economic Security Act. As of December 30, 2020, Other included $3,182 of deferred lease incentive liabilities related to leases with variable lease cost as well as $5,214 of deferred Social Security taxes associated with the Coronavirus Aid, Relief, and Economic Security Act.
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
Subsequently, and also in March 2021, the Company entered into a third amendment to the Revolving Credit Facility (“Third Amendment”) as Wells Fargo Bank resigned as administrative agent under the Revolving Credit Facility and assigned its commitments thereunder to JPMorgan Bank, N.A. The Third Amendment appoints JPMorgan Bank, N.A. as administrative agent under the Revolving Credit Facility. In addition, the Third Amendment, among other things, extends the maturity date of the Revolving Credit Facility from September 2022 to March 2026. As of September 29, 2021 and December 30, 2020, no amounts were outstanding under the Revolving Credit Facility.
The obligations under the Revolving Credit Facility are secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' direct and indirect subsidiaries (with certain exceptions).
The Revolving Credit Facility requires the Company to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios. The Company is not subject to these coverage ratios for a period of time due to the Second Amendment to the Revolving Credit Facility described above. In addition, the Revolving Credit Facility contains other customary affirmative and negative covenants, including those which (subject to certain exceptions and dollar thresholds) limit the Company's ability to incur debt; incur liens; make investments; engage in mergers, consolidations, liquidations or acquisitions; dispose of assets; make distributions on or repurchase equity securities; engage in transactions with affiliates; and prohibits the Company, with certain exceptions, from engaging in any line of business not related to its current line of business. As of September 29, 2021, the Company was in compliance with all covenants.
As of September 29, 2021, the Revolving Credit Facility had unamortized deferred financing costs of $86 which were included in Other assets on the Condensed Consolidated Balance Sheets. Total interest expense related to the Revolving Credit Facility for the thirteen and thirty-nine weeks ended September 29, 2021 was $37 and $442, respectively, and $143 and $697, respectively, for the thirteen and thirty-nine weeks ended September 23, 2020. Interest expense for the thirty-nine weeks ended September 29, 2021 primarily included the write-off of previously capitalized costs on the Revolving Credit Facility.
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
As of September 29, 2021, the Convertible Notes had a gross principal balance of $250,000 and a balance of $243,280, net of unamortized discount and debt issuance costs of $6,720. As of September 29, 2021, the unamortized balance of discount and debt issuance costs was recorded as a contra-liability and netted with Long-term debt on the Condensed Consolidated Balance Sheets and was being amortized as interest expense using the effective interest method. Total amortization expense was $262 and $605 respectively, for thirteen and thirty-nine weeks ended September 29, 2021 and was included in Interest expense in the Condensed Consolidated Statements of Income (Loss). In connection with the Convertible Notes, the Company also incurred consulting and advisory fees of $236 for the thirty-nine weeks ended September 29, 2021 and was included in General and administrative expenses in the Condensed Consolidated Statements of Income (Loss).
At September 29, 2021, the fair value of the Convertible Notes was approximately $215,898, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as a Level 2 measurement within the fair value hierarchy.
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
Shake Shack Inc. Form 10-Q | 16

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
As there are no explicit rates provided in the leases, the Company uses its incremental borrowing rate ("IBR") in determining the present value of future lease payments. The IBR used to measure the lease liability is derived from the average of the yield curves obtained from using the notching method and the recovery rate method. The most significant assumption in calculating the IBR is the Company's credit rating and is subject to judgment. The credit rating used to develop the IBR is determined by utilizing the credit ratings of other public companies with similar financial information as SSE Holdings.

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
A summary of finance and operating lease right-of-use assets and liabilities as of September 29, 2021 and December 30, 2020 is as follows:

	Classification	September 29 2021	December 30 2020
Finance leases	Property and equipment, net	$6,328	$5,409
Operating leases	Operating lease assets	338,886	306,317
Total right-of-use assets		$345,214	$311,726

Finance leases:
	Other current liabilities	$2,553	$1,998
	Other long-term liabilities	3,977	3,586
Operating leases:
	Operating lease liabilities, current	38,811	35,657
	Long-term operating lease liabilities	378,686	343,736
Total lease liabilities		$424,027	$384,977
Shake Shack Inc. Form 10-Q | 17

The components of lease expense for the thirteen and thirty-nine weeks ended September 29, 2021 and September 23, 2020 was as follows:

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Classification	September 29 2021	September 23 2020	September 29 2021	September 23 2020
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization expense	$715	$531	$2,003	$1,710
Interest on lease liabilities	Interest expense	47	51	158	161
Operating lease cost	Occupancy and related expenses Pre-opening costs General and administrative expenses	12,497	11,506	37,213	33,726
Short-term lease cost	Occupancy and related expenses	79	138	228	331
Variable lease cost	Occupancy and related expenses Pre-opening costs General and administrative expenses	3,347	3,267	9,556	9,413
Total lease cost		$16,685	$15,493	$49,158	$45,341

As of September 29, 2021, future minimum lease payments for finance and operating leases consisted of the following:

	Finance Leases	Operating Leases
2021	$743	$10,232
2022	2,560	50,556
2023	1,671	61,009
2024	927	60,907
2025	574	59,962
Thereafter	449	294,310
Total minimum payments	6,924	536,976
Less: imputed interest	395	119,479
Total lease liabilities	$6,529	$417,497
As of September 29, 2021 the Company had additional operating lease commitments of $50,967 for non-cancelable leases without a possession date, which begin to commence in 2021. These lease commitments are consistent with the leases that have been executed thus far.
A summary of lease terms and discount rates for finance and operating leases as of September 29, 2021 and December 30, 2020 is as follows:

	September 29 2021	December 30 2020
Weighted-average remaining lease term (years):
Finance leases	5.3	5.2
Operating leases	9.5	9.7
Weighted-average discount rate:
Finance leases	3.1%	3.6%
Operating leases	3.5%	4.2%
Shake Shack Inc. Form 10-Q | 18

Supplemental cash flow information related to leases for the thirty-nine weeks ended September 29, 2021 and September 23, 2020 is as follows:

	Thirty-Nine Weeks Ended
	September 29 2021	September 23 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$158	$161
Operating cash flows from operating leases	35,703	29,449
Financing cash flows from finance leases	1,982	1,670
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	2,922	1,411
Operating leases	52,747	42,502
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
The following table summarizes the ownership interest in SSE Holdings as of September 29, 2021 and December 30, 2020.

	September 29, 2021		December 30, 2020
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Shake Shack Inc.	39,139,379	93.1%	38,717,790	92.9%
Number of LLC Interests held by non-controlling interest holders	2,921,587	6.9%	2,951,188	7.1%
Total LLC Interests outstanding	42,060,966	100.0%	41,668,978	100.0%
The weighted average ownership percentages for the applicable reporting periods are used to attribute Net income (loss) and Other comprehensive income (loss) to Shake Shack Inc. and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for the thirteen and thirty-nine weeks ended September 29, 2021 was 6.9% and 7.0%, respectively. The non-controlling interest holders' weighted average ownership percentage for the thirteen and thirty-nine weeks ended September 23, 2020 was 7.5% and 7.9%, respectively.
Shake Shack Inc. Form 10-Q | 19

The following table summarizes the effects of changes in ownership of SSE Holdings on the Company's equity during the thirteen and thirty-nine weeks ended September 29, 2021 and September 23, 2020.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29 2021	September 23 2020	September 29 2021	September 23 2020
Net income (loss) attributable to Shake Shack Inc.	$(2,178)	$(5,559)	$1,075	$(22,730)
Other comprehensive income:
Increase in additional paid-in capital as a result of the redemption of LLC Interests	—	44	33	239
Increase (decrease) in additional paid-in capital as a result of activity under stock compensation plans and the related income tax effects	(386)	367	2,186	627
Increase in additional paid-in capital as a result of the issuance of Class A common stock sold in equity offerings	—	—	—	135,718
Total effect of changes in ownership interest on equity (loss) attributable to Shake Shack Inc.	$(2,564)	$(5,148)	$3,294	$113,854
The following table summarizes redemptions of LLC Interests activity during the thirteen and thirty-nine weeks ended September 29, 2021 and September 23, 2020.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29 2021	September 23 2020	September 29 2021	September 23 2020
Redemption and acquisition of LLC Interests
Number of LLC Interests redeemed by non-controlling interest holders	—	5,000	29,601	33,195
Number of LLC Interests received by Shake Shack Inc.	—	5,000	29,601	33,195
Issuance of Class A common stock
Shares of Class A common stock issued in connection with redemptions of LLC Interests	—	5,000	29,601	33,195
Cancellation of Class B common stock
Shares of Class B common stock surrendered and canceled	—	5,000	29,601	33,195
During the thirteen and thirty-nine weeks ended September 29, 2021 the Company received an aggregate of 5,023 and 391,988 LLC Interests, respectively, in connection with the activity under its stock compensation plan and 38,564 and 180,068 LLC Interests, respectively, during the thirteen and thirty-nine weeks ended September 23, 2020.
NOTE 9: EQUITY-BASED COMPENSATION

A summary of equity-based compensation expense recognized during the thirteen and thirty-nine weeks ended September 29, 2021 and September 23, 2020 is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29 2021	September 23 2020	September 29 2021	September 23 2020
Stock options	$—	$14	$3	$301
Performance stock units	868	233	2,065	1,009
Restricted stock units	1,456	1,092	3,895	2,748
Equity-based compensation expense	$2,324	$1,339	$5,963	$4,058

Total income tax benefit recognized related to equity-based compensation	$44	$60	$174	$135
20 | Shake Shack Inc. Form 10-Q

Equity-based compensation expense is included in General and administrative expenses and Labor and related expenses on the Condensed Consolidated Statements of Income (Loss) during the thirteen and thirty-nine weeks ended September 29, 2021 and September 23, 2020 as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29 2021	September 23 2020	September 29 2021	September 23 2020
General and administrative expenses	$2,094	$1,199	$5,358	$3,681
Labor and related expenses	230	140	605	377
Equity-based compensation expense	$2,324	$1,339	$5,963	$4,058
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
The effective income tax rates for the thirteen weeks ended September 29, 2021 and September 23, 2020 were 19.3% and 11.5%, respectively. The increase was primarily driven by higher tax credits and a decrease in pre-tax loss. Additionally, an increase in the Company's ownership interest in SSE Holdings increases its share of the taxable income (loss) of SSE Holdings. The weighted-average ownership interest in SSE Holdings was 93.1% and 92.5% for the thirteen weeks ended September 29, 2021 and September 23, 2020, respectively.
The effective income tax rates for the thirty-nine weeks ended September 29, 2021 and September 23, 2020 were 102.3% and 21.2%, respectively. The increase was primarily driven by a decrease in the pre-tax book loss, causing tax credits and windfall tax benefits related to equity-based compensation to have an increasing effect on the tax rate, as well as a reduction of a valuation allowance. The Company's weighted-average ownership interest in SSE Holdings was 93.0% and 92.1% for the thirty-nine weeks ended September 29, 2021 and September 23, 2020, respectively.
Deferred Tax Assets and Liabilities
During the thirty-nine weeks ended September 29, 2021, the Company acquired an aggregate of 421,589 LLC Interests in connection with the redemption of LLC Interests, and activity relating to its stock compensation plan. The Company recognized a deferred tax asset in the amount of $10,190 associated with the basis difference in its investment in SSE Holdings upon acquisition of these LLC Interests. As of September 29, 2021, the total deferred tax asset related to the basis difference in the Company's investment in SSE Holdings was $131,232. However, a portion of the total basis difference will only reverse upon the eventual sale of its interest in SSE Holdings, which the Company expects would result in a capital loss. As of September 29, 2021, the total valuation allowance established against the deferred tax asset to which this portion relates was $980.
During the thirty-nine weeks ended September 29, 2021, the Company also recognized $300 of deferred tax assets related to additional tax basis increases generated from expected future payments under the Tax Receivable Agreement and related deductions for imputed interest on such payments. Refer to "Tax Receivable Agreement," herein for additional information.
The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of September 29, 2021, the Company concluded, based on the weight of all available positive and negative evidence, that all of its deferred tax assets (except for those deferred tax assets described above relating to basis differences that are expected to result in a capital loss upon eventual sale of its interest in SSE Holdings, New York City UBT credits and certain foreign tax credits) are more likely than not to be realized. As such, no additional valuation allowance was recognized.
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
During the thirty-nine weeks ended September 29, 2021, the Company acquired an aggregate of 29,601 LLC Interests in connection with the redemption of LLC Interests, which resulted in an increase in the tax basis of its investment in SSE Holdings subject to the provisions of the Tax Receivable Agreement. The Company recognized an additional liability in the amount of $1,093 for the TRA Payments due to the redeeming members, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the redemption of LLC Interests, after concluding it was probable that such TRA Payments would be paid based on estimates of future taxable income. During the thirty-nine weeks ended September 29, 2021, the Company made no payments to the parties to the Tax Receivable Agreement. During the thirty-nine weeks ended September 23, 2020, payments of $6,643, inclusive of interest, were made to the parties to the Tax Receivable Agreement. As of September 29, 2021, the total amount of TRA Payments due under the Tax Receivable Agreement, was $234,048. Refer to Note 13, Commitments and Contingencies, for additional information relating to the liabilities under the Tax Receivable Agreement.
NOTE 11: EARNINGS (LOSS) PER SHARE

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A common stock (in thousands, except per share amounts) for the thirteen and thirty-nine weeks ended September 29, 2021 and September 23, 2020.
22 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29 2021	September 23 2020	September 29 2021	September 23 2020
Numerator:
Net income (loss) attributable to Shake Shack Inc.—basic	$(2,178)	$(5,559)	$1,075	$(22,730)
Reallocation of net income (loss) attributable to non-controlling interests from the assumed conversion of Class B shares	—	—	(837)	—
Net income (loss) attributable to Shake Shack Inc.—diluted	$(2,178)	$(5,559)	$238	$(22,730)
Denominator:
Weighted-average shares of Class A common stock outstanding—basic	39,137	38,251	39,066	36,668
Effect of dilutive securities:
Stock options	—	—	162	—
Performance stock units	—	—	39	—
Restricted stock units	—	—	124	—
Convertible Notes	—	—	1,129	—
Shares of Class B common stock	—	—	2,928	—
Weighted-average shares of Class A common stock outstanding—diluted	39,137	38,251	43,448	36,668

Earnings (loss) per share of Class A common stock—basic	$(0.06)	$(0.15)	$0.03	$(0.62)
Earnings (loss) per share of Class A common stock—diluted	$(0.06)	$(0.15)	$0.01	$(0.62)
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
The following table presents potentially dilutive securities, as of the end of the period, excluded from the computations of diluted earnings (loss) per share of Class A common stock for the thirteen and thirty-nine weeks ended September 29, 2021 and September 23, 2020.

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	September 29 2021		September 23 2020		September 29 2021		September 23 2020
Stock options	—		764,902	(2)	—		764,902	(2)
Performance stock units	45,707	(1)	139,081	(2)	45,707	(1)	139,081	(2)
Restricted stock units	—		262,232	(2)	—		262,232	(2)
Shares of Class B common stock	—		3,112,002	(2)	—		3,112,002	(2)
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
Shake Shack Inc. Form 10-Q | 23

NOTE 12: SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information for the thirty-nine weeks ended September 29, 2021 and September 23, 2020:

	Thirty-Nine Weeks Ended
	September 29 2021	September 23 2020
Cash paid for:
Income taxes, net of refunds	$1,788	$1,270
Interest, net of amounts capitalized	198	584
Non-cash investing activities:
Accrued purchases of property and equipment	15,661	9,544
Capitalized equity-based compensation	47	29
Non-cash financing activities:
Revolving Credit Facility amendment-related accrual	46	—
Convertible Notes issuance-related accrual	107	—
Establishment of liabilities under tax receivable agreement	1,093	414
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
As security under the terms of one of the leases, the Company is obligated under a letter of credit totaling $130 as of September 29, 2021, which expires in February 2026. Additionally, in September 2017, the Company entered into a letter of credit in conjunction with the new home office lease in the amount of $603, which expires in August 2022 and renews automatically for one-year periods through January 31, 2034.
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
Legal Contingencies
In March 2020, a claim was filed against Shake Shack alleging certain violations of the Fair Labor Standards Act. At a mediation between the parties, the Company agreed to settle the matter with the plaintiff and other employees who elect to participate in the settlement for $619. The Company initially accrued for this matter during the thirteen weeks ended March 31, 2021 with an additional accrual established during the thirteen weeks ended June 30, 2021, and paid in full as of September 29, 2021.

24 | Shake Shack Inc. Form 10-Q

The Company is subject to various legal proceedings, claims and liabilities, such as employment-related claims and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance. As of September 29, 2021, the amount of the ultimate liability with respect to these matters was not material.
Liabilities under Tax Receivable Agreement
As described in Note 10, Income Taxes, the Company is a party to the Tax Receivable Agreement under which it is contractually committed to pay certain of the members of SSE Holdings 85% of the amount of any tax benefits that are actually realized, or in some cases are deemed to realize, as a result of certain transactions. The Company is not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated with the transactions that gave rise to the payments are realized. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If the Company does not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then it would not be required to make the related TRA Payments. During the thirty-nine weeks ended September 29, 2021 and September 23, 2020, the Company recognized liabilities totaling $1,093 and $414, respectively, relating to the obligations under the Tax Receivable Agreement, after concluding that it was probable that it would have sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. As of September 29, 2021 and December 30, 2020, the total obligations under the Tax Receivable Agreement were $234,048 and $232,954, respectively. There were no transactions subject to the Tax Receivable Agreement for which the Company did not recognize the related liability, as the Company concluded that it would have sufficient future taxable income to utilize all of the related tax benefits.
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

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Classification	September 29 2021	September 23 2020	September 29 2021	September 23 2020
Amounts received from HYC	Licensing revenue	$185	$26	$243	$60

	Classification	September 29 2021	December 30 2020
Amounts due from HYC	Accounts receivable, net	$—	$8
Madison Square Park Conservancy
The Chairman of the Board of Directors serves as a director of the Madison Square Park Conservancy ("MSP Conservancy"), with which Shake Shack has a license agreement and pays license fees to operate the Madison Square Park Shack. No amounts were due to MSP Conservancy as of both September 29, 2021 and December 30, 2020.
Shake Shack Inc. Form 10-Q | 25

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Classification	September 29 2021	September 23 2020	September 29 2021	September 23 2020
Amounts paid to MSP Conservancy	Occupancy and related expenses	$215	$173	$646	$392
Olo, Inc.
The Chairman of the Board of Directors serves as a director of Olo, Inc. (formerly known as "Mobo Systems, Inc."), a platform the Company uses in connection with its mobile ordering application.

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Classification	September 29 2021	September 23 2020	September 29 2021	September 23 2020
Amounts paid to Olo, Inc.	Other operating expenses	$130	$75	$340	$169

	Classification	September 29 2021	December 30 2020
Amounts due to Olo, Inc.	Accounts payable	$31	$—
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

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Classification	September 29 2021	September 23 2020	September 29 2021	September 23 2020
Amounts paid to Square	Other operating expenses	$833	$419	$2,049	$1,208

	Classification	September 29 2021	December 30 2020
Amounts due to Square	Accounts payable	$18	$—
USHG Acquisition Corp.
The Company's Chief Executive Officer has been appointed to the board of directors of USHG Acquisition Corp. in which the Company's Chairman of the Board of Directors serves as the chairman of the board of directors of USHG Acquisition Corp. USHG Acquisition Corp. is a newly organized blank check company incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. No amounts were due to or due from USHG Acquisition Corp as of both September 29, 2021 and December 30, 2020.
Tax Receivable Agreement
The Company entered into a Tax Receivable Agreement that provides for the payment by the Company of 85% of the amount of any tax benefits that are actually realized, or in some cases are deemed to realize, as a result of certain transactions. Refer to Note 10, Income Taxes, for additional information.

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Classification	September 29 2021	September 23 2020	September 29 2021	September 23 2020
Amounts paid to members (inclusive of interest)	Other current liabilities	$—	$—	$—	$6,643
Shake Shack Inc. Form 10-Q | 26

	Classification	September 29 2021	December 30 2020
Amounts due under the Tax Receivable Agreement	Other current liabilities Liabilities under tax receivable agreement, net of current portion	$234,048	$232,954
Distributions to Members of SSE Holdings
Under the terms of the SSE Holdings LLC Agreement, SSE Holdings is obligated to make tax distributions to its members. No tax distributions were payable to non-controlling interest holders as of September 29, 2021 and December 30, 2020, respectively.

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Classification	September 29 2021	September 23 2020	September 29 2021	September 23 2020
Amounts paid to non-controlling interest holders	Non-controlling interests	$172	$164	$878	$478

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
This section and other parts of this Quarterly Report on Form 10-Q ("Form 10-Q") contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), which are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different from the statements made herein. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements, including, but not limited to, statements about our growth, strategic plan, and our liquidity. Forward-looking statements discuss our current expectations and projections relating to our financial position, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to any historical or current facts. These statements may include words such as "aim," "anticipate," "believe," "estimate," "expect," "forecast," "future," "intend," "outlook," "potential," "project," "projection," "plan," "seek," "may," "could," "would," "will," "should," "can," "can have," "likely," the negatives thereof and other similar expressions. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. Some of the factors which could cause results to differ materially from the Company's expectations include the continuing impact of the COVID-19 pandemic, including the potential impact of any COVID-19 variants, the Company's ability to develop and open new Shacks on a timely basis, increased costs or shortages or interruptions in the supply or delivery of our products, increased labor costs or shortages, the Company's management of its digital capabilities and expansion into delivery, our ability to maintain and grow sales at our existing Shacks, and risks relating to the restaurant industry generally. You should evaluate all forward-looking statements made in this Form 10-Q in the context of the risks and uncertainties disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2020 ("2020 Form 10-K"). The forward-looking statements included in this Form 10-Q are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

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
OVERVIEW

Shake Shack is a modern day "roadside" burger stand serving a classic American menu of premium burgers, chicken sandwiches, hot dogs, crinkle-cut fries, shakes, frozen custard, beer and wine. As of September 29, 2021, there were 350 Shacks in operation system-wide, of which 205 were domestic Company-operated Shacks, 24 were domestic licensed Shacks and 121 were international licensed Shacks.
Shake Shack Inc. Form 10-Q | 27

Recent Developments and Trends
The third quarter of 2021 marked the highest sales in the Company's history. Despite achieving this sales milestone, increasing costs continued to challenge the business, mainly in labor and commodity inflation. We also experienced certain supply chain disruptions during the quarter. Although these did not have a material impact on the financial performance for this period, we cannot be certain future supply chain disruptions will not materially impact our financial results.
Same-Shack sales for the thirteen weeks ended September 29, 2021 increased 24.8% compared to the same period last year, with urban Shacks increasing 34.0% and suburban Shacks increasing 17.1%. The increase in same-Shack sales for the third quarter 2021 was driven by a 25.8% increase in guest traffic due to the return of in-Shack dining. Same-Shack sales for the thirty-nine weeks ended September 29, 2021 increased 25.8% compared to the same period last year, primarily driven by a 19.7% increase in guest traffic and an increase in price mix of 6.1%. For the purpose of calculating same-Shack sales growth for the thirteen weeks ended September 29, 2021, Shack sales for 143 Shacks were included in the comparable Shack base, and for the thirty-nine weeks ended September 29, 2021, Shack sales for 144 Shacks were included in the comparable Shack base.
Average weekly sales held steady at $72,000 in the third quarter of 2021 compared to the second quarter of 2021 driven by the opening of five new domestic Company-operated Shacks and the re-opening of two domestic Company-operated Shacks that had been closed due to COVID-19. Shack system-wide sales in the third quarter of 2021 increased 53.1% to $298.6 million versus the same period last year.
Digital sales for the thirteen and thirty-nine weeks ended September 29, 2021 increased 4.3% and 51.3% respectively, compared to the same period last year. During the third quarter of 2021, total digital sales, including orders placed on the Shake Shack app, website and third-party delivery platforms, represented 42.3% of Shack sales. Digital sales retention was nearly 80% in fiscal September when compared to fiscal January when digital sales peaked. During the third quarter of 2021 our new purchasers in Company-owned app and web channels grew 14.3% versus the second quarter of 2021, to 3.2 million total new purchasers since mid-March of 2020.

28 | Shake Shack Inc. Form 10-Q

Development Highlights
During the third quarter of 2021, we opened five new domestic Company-operated Shacks, one new domestic licensed Shack and seven new international licensed Shacks. There were two permanent international licensed Shack closures in the third quarter of 2021.

Location	Type	Opening Date
Somerville, MA – Assembly Row	Domestic Company-operated	7/5/2021
Shanghai, China – Qiantan Taikoo Li	International Licensed	7/15/2021
Denver, CO – Denver International Airport	Domestic Licensed	7/20/2021
Mexico City, MX – Colonia del Valle	International Licensed	7/21/2021
Burlington, MA – Burlington Mall	Domestic Company-operated	8/3/2021
Hwaseong, South Korea – Dongtanyeakro 160	International Licensed	8/20/2021
Singapore, Singapore – Gardens By The Bay	International Licensed	8/28/2021
Orlando, FL – Orlando Premium Outlets	Domestic Company-operated	8/30/2021
Monterrey, MX – Arboleda	International Licensed	9/2/2021
Everett, MA – Encore Boston Harbor	Domestic Company-operated	9/10/2021
Seoul, South Korea – Hongdae	International Licensed	9/17/2021
Hangzhou, China – The MixC	International Licensed	9/23/2021
Oak Lawn, IL – Oak Lawn	Domestic Company-operated	9/24/2021
Shake Shack Inc. Form 10-Q | 29

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the thirteen and thirty-nine weeks ended September 29, 2021 and September 23, 2020:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 29 2021		September 23 2020		September 29 2021		September 23 2020
Shack sales	$186,972	96.4%	$126,288	96.8%	$519,110	96.7%	$353,855	96.9%
Licensing revenue	6,923	3.6%	4,113	3.2%	17,527	3.3%	11,502	3.1%
TOTAL REVENUE	193,895	100.0%	130,401	100.0%	536,637	100.0%	365,357	100.0%
Shack-level operating expenses(1):
Food and paper costs	57,925	31.0%	37,903	30.0%	157,472	30.3%	107,494	30.4%
Labor and related expenses	58,208	31.1%	37,898	30.0%	157,221	30.3%	110,597	31.3%
Other operating expenses	26,613	14.2%	18,743	14.8%	74,032	14.3%	50,826	14.4%
Occupancy and related expenses	14,640	7.8%	13,093	10.4%	43,427	8.4%	37,974	10.7%
General and administrative expenses	20,504	10.6%	14,962	11.5%	60,435	11.3%	45,170	12.4%
Depreciation and amortization expense	15,183	7.8%	12,376	9.5%	43,381	8.1%	36,233	9.9%
Pre-opening costs	2,933	1.5%	1,822	1.4%	8,767	1.6%	5,799	1.6%
Impairment and loss on disposal of assets	535	0.3%	402	0.3%	1,262	0.2%	2,924	0.8%
TOTAL EXPENSES	196,541	101.4%	137,199	105.2%	545,997	101.7%	397,017	108.7%
LOSS FROM OPERATIONS	(2,646)	(1.4)%	(6,798)	(5.2)%	(9,360)	(1.7)%	(31,660)	(8.7)%
Other income, net	18	—%	34	—%	157	—%	335	0.1%
Interest expense	(350)	(0.2)%	(143)	(0.1)%	(1,224)	(0.2)%	(697)	(0.2)%
LOSS BEFORE INCOME TAXES	(2,978)	(1.5)%	(6,907)	(5.3)%	(10,427)	(1.9)%	(32,022)	(8.8)%
Benefit from income taxes	(576)	(0.3)%	(797)	(0.6)%	(10,665)	(2.0)%	(6,802)	(1.9)%
NET INCOME (LOSS)	(2,402)	(1.2)%	(6,110)	(4.7)%	238	—%	(25,220)	(6.9)%
Less: Net loss attributable to non-controlling interests	(224)	(0.1)%	(551)	(0.4)%	(837)	(0.2)%	(2,490)	(0.7)%
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$(2,178)	(1.1)%	$(5,559)	(4.3)%	$1,075	0.2%	$(22,730)	(6.2)%
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 29 2021	September 23 2020	September 29 2021	September 23 2020
Shack sales	$186,972	$126,288	$519,110	$353,855
Percentage of Total revenue	96.4%	96.8%	96.7%	96.9%
Dollar change compared to prior year	$60,684		$165,255
Percentage change compared to prior year	48.1%		46.7%
The increases in Shack sales for the thirteen and thirty-nine weeks ended September 29, 2021 were primarily due to the continued recovery from the COVID-19 pandemic, in addition to the opening of 30 net new domestic Company-operated Shacks between September 23, 2020 and September 29, 2021.
30 | Shake Shack Inc. Form 10-Q

Licensing Revenue
Licensing revenue is comprised of license fees, opening fees for certain licensed Shacks and territory fees. License fees are calculated as a percentage of sales and territory fees are payments for the exclusive right to develop Shacks in a specific geographic area.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 29 2021	September 23 2020	September 29 2021	September 23 2020
Licensing revenue	$6,923	$4,113	$17,527	$11,502
Percentage of Total revenue	3.6%	3.2%	3.3%	3.1%
Dollar change compared to prior year	$2,810		$6,025
Percentage change compared to prior year	68.3%		52.4%
The increases in Licensing revenue for the thirteen and thirty-nine weeks ended September 29, 2021 were primarily due to increased strength across regions where COVID-19 related restrictions have been eased as well as a net increase of 22 licensed Shacks that opened between September 23, 2020 and September 29, 2021. Although Licensing revenue continued to improve, COVID-19 related challenges remain in various regions where our licensed Shacks operate. As of the end of the third quarter 2021, seven licensed Shacks were temporarily closed primarily due to the COVID-19 pandemic.
Food and Paper Costs
Food and paper costs include the direct costs associated with food, beverage and packaging of our menu items. The components of food and paper costs are variable by nature, changing with sales volume, and are impacted by menu mix and fluctuations in commodity costs, as well as geographic scale and proximity.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 29 2021	September 23 2020	September 29 2021	September 23 2020
Food and paper costs	$57,925	$37,903	$157,472	$107,494
Percentage of Shack sales	31.0%	30.0%	30.3%	30.4%
Dollar change compared to prior year	$20,022		$49,978
Percentage change compared to prior year	52.8%		46.5%
The increases in Food and paper costs for the thirteen and thirty-nine weeks ended September 29, 2021 were primarily due to increased sales volume associated with continued recovery from the COVID-19 pandemic and the opening of 30 net new domestic Company-operated Shacks between September 23, 2020 and September 29, 2021.
As a percentage of Shack sales, the increase in Food and paper costs for the thirteen weeks ended September 29, 2021 was primarily driven by increases in chicken and beef prices, partially offset by decreases in paper and packaging costs compared to the same period last year. The decreases in paper and packaging costs were due to all orders being packaged as 'to go' orders in the third quarter last year. As a percentage of Shack sales, Food and paper costs for the thirty-nine weeks ended September 29, 2021 was relatively flat primarily due to elevated beef and chicken prices partially offset by a decrease in paper and packaging costs compared to the same period last year.
Shake Shack Inc. Form 10-Q | 31

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 29 2021	September 23 2020	September 29 2021	September 23 2020
Labor and related expenses	$58,208	$37,898	$157,221	$110,597
Percentage of Shack sales	31.1%	30.0%	30.3%	31.3%
Dollar change compared to prior year	$20,310		$46,624
Percentage change compared to prior year	53.6%		42.2%
The increases in Labor and related expenses for the thirteen and thirty-nine weeks ended September 29, 2021 were primarily due to recent investments in wages and bonuses for the Shack teams, as well as the opening of 30 net new domestic Company-operated Shacks between September 23, 2020 and September 29, 2021.
As a percentage of Shack sales, the increase in Labor and related expenses for the thirteen weeks ended September 29, 2021 was primarily due to Shack team investments as noted above, partially offset by greater sales leverage associated with the recovery from COVID-19. As a percentage of Shack sales, the decrease in Labor and related expenses for the thirty-nine weeks ended September 29, 2021 was primarily due to greater sales leverage associated with the recovery from COVID-19, partially offset by increased headcount as our Shacks aim to return to pre-pandemic operating levels.
Other Operating Expenses
Other operating expenses consist of delivery commissions, Shack-level marketing expenses, repairs and maintenance, utilities and other operating expenses incidental to operating our domestic Company-operated Shacks, such as non-perishable supplies, credit card fees and property insurance.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 29 2021	September 23 2020	September 29 2021	September 23 2020
Other operating expenses	$26,613	$18,743	$74,032	$50,826
Percentage of Shack sales	14.2%	14.8%	14.3%	14.4%
Dollar change compared to prior year	$7,870		$23,206
Percentage change compared to prior year	42.0%		45.7%
The increases in Other operating expenses for the thirteen and thirty-nine weeks ended September 29, 2021 were primarily due to higher delivery and transaction costs associated with higher digital sales, facilities costs associated with the re-opening of dining rooms, and the opening of 30 net new domestic Company-operated Shacks between September 23, 2020 and September 29, 2021.
As a percentage of Shack sales, the decreases in Other operating expenses for the thirteen and thirty-nine weeks ended September 29, 2021 were primarily due to sales leverage associated with the recovery from COVID-19 partially offset by higher facilities costs as noted above.
Occupancy and Related Expenses
Occupancy and related expenses consist of Shack-level occupancy expenses (including rent, common area expenses and certain local taxes), and exclude occupancy expenses associated with unopened Shacks, which are recorded separately in pre-opening costs.
32 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 29 2021	September 23 2020	September 29 2021	September 23 2020
Occupancy and related expenses	$14,640	$13,093	$43,427	$37,974
Percentage of Shack sales	7.8%	10.4%	8.4%	10.7%
Dollar change compared to prior year	$1,547		$5,453
Percentage change compared to prior year	11.8%		14.4%
The increases in Occupancy and related expenses for the thirteen and thirty-nine weeks ended September 29, 2021 were primarily due to the opening of 30 net new domestic Company-operated Shacks between September 23, 2020 and September 29, 2021.
As a percentage of Shack sales, the decreases in Occupancy and related expenses for the thirteen and thirty-nine weeks ended September 29, 2021 were primarily due to sales leverage associated with the continued recovery from the COVID-19 pandemic.
General and Administrative Expenses
General and administrative expenses consist of costs associated with corporate and administrative functions that support Shack development and operations, as well as equity-based compensation expense.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 29 2021	September 23 2020	September 29 2021	September 23 2020
General and administrative expenses	$20,504	$14,962	$60,435	$45,170
Percentage of Total revenue	10.6%	11.5%	11.3%	12.4%
Dollar change compared to prior year	$5,542		$15,265
Percentage change compared to prior year	37.0%		33.8%
The increases in General and administrative expenses for the thirteen and thirty-nine weeks ended September 29, 2021 were primarily due to continued investments in wages and other team costs to support the continued recovery from the COVID-19 pandemic, as well as investments in marketing and technology initiatives.
As a percentage of Total revenue, the decreases in General and administrative expenses for the thirteen and thirty-nine weeks ended September 29, 2021 were primarily due to sales leverage associated with the continued recovery from the COVID-19 pandemic.
Depreciation and Amortization Expense
Depreciation and amortization expense consists of the depreciation of fixed assets, including leasehold improvements and equipment.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 29 2021	September 23 2020	September 29 2021	September 23 2020
Depreciation and amortization expense	$15,183	$12,376	$43,381	$36,233
Percentage of Total revenue	7.8%	9.5%	8.1%	9.9%
Dollar change compared to prior year	$2,807		$7,148
Percentage change compared to prior year	22.7%		19.7%
The increases in Depreciation and amortization expense for the thirteen and thirty-nine weeks ended September 29, 2021 were predominantly due to incremental depreciation of capital expenditures related to the opening of 30 net new domestic Company-operated Shacks between September 23, 2020 and September 29, 2021.
Shake Shack Inc. Form 10-Q | 33

As a percentage of Total revenue, the decreases in Depreciation and amortization expense for the thirteen and thirty-nine weeks ended September 29, 2021 were primarily due to sales leverage associated with the recovery from the COVID-19 pandemic.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 29 2021	September 23 2020	September 29 2021	September 23 2020
Pre-opening costs	$2,933	$1,822	$8,767	$5,799
Percentage of Total revenue	1.5%	1.4%	1.6%	1.6%
Dollar change compared to prior year	$1,111		$2,968
Percentage change compared to prior year	61.0%		51.2%
The increases in Pre-opening costs for the thirteen and thirty-nine weeks ended September 29, 2021 were due to the higher number of new domestic Company-operated Shacks opened during the current period compared to the prior-year period, as well as those expected to open.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 29 2021	September 23 2020	September 29 2021	September 23 2020
Impairment and loss on disposal of assets	$535	$402	$1,262	$2,924
Percentage of Total revenue	0.3%	0.3%	0.2%	0.8%
Dollar change compared to prior year	$133		$(1,662)
Percentage change compared to prior year	33.1%		(56.8)%
The increase in Impairment and loss on disposal of assets for the thirteen weeks ended September 29, 2021 was primarily due to the number of Shacks maturing in our base. For the thirty-nine weeks ended September 29, 2021, the decrease was primarily due to an impairment charge of $1.1 million recorded in the first quarter of fiscal 2020.
Other Income, Net
Other income, net consists of interest income, dividend income and net unrealized and realized gains and losses from marketable securities.
34 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 29 2021	September 23 2020	September 29 2021	September 23 2020
Other income, net	$18	$34	$157	$335
Percentage of Total revenue	—%	—%	—%	0.1%
Dollar change compared to prior year	$(16)		$(178)
Percentage change compared to prior year	(47.1)%		(53.1)%
The decrease in Other income, net for the thirteen weeks ended September 29, 2021 was primarily due to unrealized losses related to our investments in marketable securities more than offsetting the increase in dividend income for the period. The decrease in Other income, net for the thirty-nine weeks ended September 29, 2021 was primarily due to an increase in unrealized losses and a decrease in dividend income related to our investments in marketable securities.
Interest Expense
Interest expense generally consists of interest on the current portion of our liabilities under the Tax Receivable Agreement, imputed interest related to our financing equipment leases, amortization of deferred financing costs, interest and fees on our Revolving Credit Facility and amortization of debt issuance costs.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 29 2021	September 23 2020	September 29 2021	September 23 2020
Interest expense	$(350)	$(143)	$(1,224)	$(697)
Percentage of Total revenue	(0.2)%	(0.1)%	(0.2)%	(0.2)%
Dollar change compared to prior year	$(207)		$(527)
Percentage change compared to prior year	144.8%		75.6%
The increase in Interest expense for the thirteen weeks ended September 29, 2021 was primarily due to amortization expense related to the issuance of Convertible Notes in March 2021.
The increase in Interest expense for the thirty-nine weeks ended September 29, 2021 was primarily due to amortization expense related to the issuance of Convertible Notes in March 2021 as well as the write-off of previously capitalized costs of $0.3 million associated with the amendment of our Revolving Credit Facility in March 2021. Refer to Note 6, Debt, in the accompanying Condensed Consolidated Financial Statements, for additional information.
Benefit from Income Taxes
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 29 2021	September 23 2020	September 29 2021	September 23 2020
Benefit from income taxes	$(576)	$(797)	$(10,665)	$(6,802)
Percentage of Total revenue	(0.3)%	(0.6)%	(2.0)%	(1.9)%
Dollar change compared to prior year	$221		$(3,863)
Percentage change compared to prior year	(27.7)%		56.8%
Our effective income tax rates for the thirteen weeks ended September 29, 2021 and September 23, 2020 were 19.3% and 11.5%, respectively. The increase was primarily driven by higher tax credits and a decrease in pre-tax loss. Additionally, an increase in our ownership interest in SSE Holdings increases our share of the taxable income (loss) of SSE Holdings. Our
Shake Shack Inc. Form 10-Q | 35

weighted-average ownership interest in SSE Holdings was 93.1% and 92.5% for the thirteen weeks ended September 29, 2021 and September 23, 2020, respectively.
Our effective income tax rates for the thirty-nine weeks ended September 29, 2021 and September 23, 2020 were 102.3% and 21.2%, respectively. The increase was primarily driven by a decrease in the pre-tax book loss, causing tax credits and windfall tax benefits related to equity-based compensation to have an increasing effect on the tax rate, as well as a reduction of a valuation allowance. Our weighted-average ownership interest in SSE Holdings was 93.0% and 92.1% for the thirty-nine weeks ended September 29, 2021 and September 23, 2020, respectively.
Net Income (Loss) Attributable to Non-Controlling Interests
We are the sole managing member of SSE Holdings and have the sole voting power in, and control the management of, SSE Holdings. Accordingly, we consolidate the financial results of SSE Holdings and report a non-controlling interest on our Condensed Consolidated Statements of Income (Loss), representing the portion of net loss attributable to the other members of SSE Holdings. The Third Amended and Restated Limited Liability Company Agreement of SSE Holdings provides that holders of LLC Interests may, from time to time, require SSE Holdings to redeem all or a portion of their LLC Interests for newly-issued shares of Class A common stock on a one-for-one basis. In connection with any redemption or exchange, we will receive a corresponding number of LLC Interests, increasing our total ownership interest in SSE Holdings. The weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to Shake Shack Inc. and the non-controlling interest holders.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 29 2021	September 23 2020	September 29 2021	September 23 2020
Net loss attributable to non-controlling interests	$(224)	$(551)	$(837)	$(2,490)
Percentage of Total revenue	(0.1)%	(0.4)%	(0.2)%	(0.7)%
Dollar change compared to prior year	$327		$1,653
Percentage change compared to prior year	(59.3)%		(66.4)%
The improvement in Net loss attributable to non-controlling interests for the thirteen weeks ended September 29, 2021 was primarily due to an improvement in net results compared to the same period last year, partially offset by a decrease in the non-controlling interest holders' weighted average ownership, which was 6.9% and 7.5% for the thirteen weeks ended September 29, 2021 and September 23, 2020, respectively.
The improvement in Net loss attributable to non-controlling interests for the thirty-nine weeks ended September 29, 2021 was primarily due to an improvement in net results compared to the same period last year, partially offset by a decrease in the non-controlling interest holders' weighted average ownership, which was 7.0% and 7.9% for the thirty-nine weeks ended September 29, 2021 and September 23, 2020, respectively.
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

36 | Shake Shack Inc. Form 10-Q

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 29 2021	September 23 2020	September 29 2021	September 23 2020
Loss from Operations	$(2,646)	$(6,798)	$(9,360)	$(31,660)
Less:
Licensing revenue	6,923	4,113	17,527	11,502
Add:
General and administrative expenses	20,504	14,962	60,435	45,170
Depreciation and amortization expense	15,183	12,376	43,381	36,233
Pre-opening costs	2,933	1,822	8,767	5,799
Impairment and loss on disposal of assets(1)	535	402	1,262	2,924
Shack-level operating profit	$29,586	$18,651	$86,958	$46,964

Total revenue	$193,895	$130,401	$536,637	$365,357
Less: Licensing revenue	6,923	4,113	17,527	11,502
Shack sales	$186,972	$126,288	$519,110	$353,855

Shack-level operating profit margin(2)	15.8%	14.8%	16.8%	13.3%
(1)For the thirty-nine weeks ended September 23, 2020, amount includes a non-cash impairment charge of $1.1 million related to one Shack.
(2)As a percentage of Shack sales.
Shake Shack Inc. Form 10-Q | 37

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
38 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 29 2021	September 23 2020	September 29 2021	September 23 2020
Net income (loss)	$(2,402)	$(6,110)	$238	$(25,220)
Depreciation and amortization expense	15,183	12,376	43,381	36,233
Interest expense, net	350	143	1,224	697
Benefit from income taxes	(576)	(797)	(10,665)	(6,802)
EBITDA	12,555	5,612	34,178	4,908

Equity-based compensation	2,324	1,339	5,963	4,058
Amortization of cloud-based software implementation costs(1)	308	458	935	1,086
Deferred lease costs(2)	108	258	237	407
Impairment and loss on disposal of assets(3)	535	402	1,262	2,924
Debt offering related costs(4)	—	—	236	—
Legal settlement(5)	—	—	619	—
Executive transition costs(6)	—	82	179	150
Project Concrete(7)	—	8	—	(229)
Other(8)	—	—	—	285
Adjusted EBITDA	$15,830	$8,159	$43,609	$13,589

Adjusted EBITDA margin(9)	8.2%	6.3%	8.1%	3.7%
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
(9)Calculated as a percentage of Total revenue, which was $193,895 and $536,637 for the thirteen and thirty-nine weeks ended September 29, 2021, respectively, and $130,401 and $365,357 for the thirteen and thirty-nine weeks ended September 23, 2020, respectively.

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
Shake Shack Inc. Form 10-Q | 39

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
40 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands, except per share amounts)	September 29 2021	September 23 2020	September 29 2021	September 23 2020
Numerator:
Net income (loss) attributable to Shake Shack Inc.	$(2,178)	$(5,559)	$1,075	$(22,730)
Adjustments:
Reallocation of Net loss attributable to non-controlling interests from the assumed exchange of LLC Interests(1)	(224)	(551)	(837)	(2,490)
Executive transition costs(2)	—	82	179	150
Project Concrete(3)	—	8	—	(229)
Legal settlement(4)	—	—	619	—
Debt offering related costs(5)	—	—	236	—
Revolving Credit Facility amendments related costs(6)	—	—	323	—
Other(7)	—	—	—	285
Impact to income tax benefit(8)	392	1,608	528	3,141
Adjusted pro forma net income (loss)	$(2,010)	$(4,412)	$2,123	$(21,873)

Denominator:
Weighted-average shares of Class A common stock outstanding—diluted	39,137	38,251	43,448	36,668
Adjustments:
Assumed exchange of LLC Interests for shares of Class A common stock(1)	2,922	3,114	—	3,125
Adjusted pro forma fully exchanged weighted-average shares of Class A common stock outstanding—diluted	42,059	41,365	43,448	39,793

Adjusted pro forma earnings (loss) per fully exchanged share—diluted	$(0.05)	$(0.11)	$0.05	$(0.55)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29 2021	September 23 2020	September 29 2021	September 23 2020
Earnings (loss) per share of Class A common stock—diluted	$(0.06)	$(0.15)	$0.01	$(0.62)
Assumed exchange of LLC Interests for shares of Class A common stock(1)	—	—	—	(0.01)
Non-GAAP adjustments(9)	0.01	0.04	0.04	0.08
Adjusted pro forma earnings (loss) per fully exchanged share—diluted	$(0.05)	$(0.11)	$0.05	$(0.55)
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
(7)Represents incremental expenses incurred related to an inventory adjustment and certain employee-related expenses.
(8)Represents the tax effect of the aforementioned adjustments and pro forma adjustments to reflect corporate income taxes at assumed effective tax rates of 32.5% and 123.4% for the thirteen and thirty-nine weeks ended September 29, 2021, respectively, and 35.3% and 31.3% for the thirteen and thirty-nine weeks ended September 23, 2020, respectively. Amounts include provisions for U.S. federal income taxes, certain LLC entity-level taxes and foreign withholding taxes, assuming the highest statutory rates apportioned to each applicable state, local and foreign jurisdiction.
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
As of September 29, 2021, we maintained a Cash and cash equivalents balance of $321.4 million and a short-term investments balance of $80.1 million within Marketable securities.
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
In addition, we are obligated to make payments to certain members of SSE Holdings under the Tax Receivable Agreement. As of September 29, 2021, such obligations totaled $234.0 million. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. Although the amount of any payments that must be made under the Tax Receivable Agreement may be significant, the timing of these payments will vary and will generally be limited to one payment per member per year. The amount of such payments are also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us or to SSE Holdings, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
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
42 | Shake Shack Inc. Form 10-Q

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
Summary of Cash Flows
The following table presents a summary of our cash flows from operating, investing and financing activities.

	Thirty-Nine Weeks Ended
(in thousands)	September 29 2021	September 23 2020
Net cash provided by operating activities	$43,740	$28,498
Net cash used in investing activities	(112,169)	(27,316)
Net cash provided by financing activities	242,977	136,602
Increase in Cash and cash equivalents	174,548	137,784
Cash and cash equivalents at beginning of period	146,873	37,099
Cash and cash equivalents at end of period	$321,421	$174,883
Operating Activities
For the thirty-nine weeks ended September 29, 2021 net cash provided by operating activities was $43.7 million compared to $28.5 million for the thirty-nine weeks ended September 23, 2020, an increase of $15.2 million. The increase was primarily due to an increase in net income of $25.4 million and the impact of non-cash charges of $11.9 million partially offset by a change in operating assets and liabilities of $(22.1) million. The $(22.1) million change in our operating asset and liability balances was primarily driven by an increase in settlement of payables and an increase in and timing of rent payments, partially offset by higher accrued wages.
Investing Activities
For the thirty-nine weeks ended September 29, 2021 net cash used in investing activities was $112.2 million compared to $27.3 million for the thirty-nine weeks ended September 23, 2020, an increase of $84.9 million. This increase was primarily due to increased purchases of marketable securities of $47.0 million and an increase of $21.9 million in capital expenditures to support our real estate development and digital initiatives.
Financing Activities
For the thirty-nine weeks ended September 29, 2021 net cash provided by financing activities was $243.0 million compared to $136.6 million for the thirty-nine weeks ended September 23, 2020, an increase of $106.4 million. This increase was primarily due to $243.8 million in net cash proceeds from the issuance of the Convertible Notes, net of discount, decreased payments made under the Tax Receivable Agreement, and increased proceeds from stock option exercises, partially offset by $145.7 million in net cash proceeds from the issuance of Class A common stock during the thirty-nine weeks ended September 23, 2020.
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
Shake Shack Inc. Form 10-Q | 43

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
Subsequently, and also in March 2021, we entered into a Third Amendment with JPMorgan Chase Bank, N.A. (as successor agent to Wells Fargo Bank, National Association), as administrative agent, and the lenders party thereto. In addition, in March 2021, Wells Fargo Bank resigned as administrative agent under the Revolving Credit Facility and assigned its commitments thereunder to JPMorgan Bank, N.A. The Third Amendment appoints JPMorgan Bank, N.A. as administrative agent under the Revolving Credit Facility. In addition, the Third Amendment, among other things, extends the maturity date of the Revolving Credit Facility from September 2022 to March 2026. As of September 29, 2021 and December 30, 2020, no amounts were outstanding under the Revolving Credit Facility.
The obligations under the Revolving Credit Facility are secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' direct and indirect subsidiaries (with certain exceptions).
The Revolving Credit Facility requires us to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios. We are not subject to these coverage ratios for a period of time due to the Second Amendment to the Revolving Credit Facility described above. In addition, the Revolving Credit Facility contains other customary affirmative and negative covenants, including those which (subject to certain exceptions and dollar thresholds) limit our ability to incur debt; incur liens; make investments; engage in mergers, consolidations, liquidations or acquisitions; dispose of assets; make distributions on or repurchase equity securities; engage in transactions with affiliates; and prohibits us, with certain exceptions, from engaging in any line of business not related to our current line of business. As of September 29, 2021, we were in compliance with all covenants.
As of September 29, 2021, the Revolving Credit Facility had unamortized deferred financing costs of $0.1 million, and was included in Other assets on the Condensed Consolidated Balance Sheets. During the thirteen and thirty-nine weeks ended September 29, 2021, total interest expense related to the Revolving Credit Facility was approximately nil and $0.4 million, respectively and $0.1 million and $0.7 million, respectively, during thirteen and thirty-nine weeks ended September 23, 2020. Total interest expense for the thirty-nine weeks ended September 29, 2021 primarily included write-off of previously capitalized costs on the Revolving Credit Facility.
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
44 | Shake Shack Inc. Form 10-Q

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
As of September 29, 2021, the Convertible Notes had a gross principal balance of $250.0 million and a balance of $243.3 million, net of unamortized discount and debt issuance costs of $6.7 million. As of September 29, 2021, the unamortized balance of discount and debt issuance costs was recorded as a contra-liability and netted with Long-term debt on the Condensed Consolidated Balance Sheets and was being amortized as interest expense using the effective interest method. Total amortization expense was $0.3 million and $0.6 million respectively, for thirteen and thirty-nine weeks ended September 29, 2021 and was included in Interest expense in the Condensed Consolidated Statements of Income (Loss). In connection with the Convertible Notes, the Company also incurred consulting and advisory fees of $0.2 million for the thirty-nine weeks ended September 29, 2021 and was included in General and administrative expense in the Condensed Consolidated Statements of Income (Loss).
At September 29, 2021, the fair value of the Convertible Notes was approximately $215.9 million, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as a Level 2 measurement within the fair value hierarchy.
OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes to our off-balance sheet arrangements as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 30, 2020.
Shake Shack Inc. Form 10-Q | 45

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 29, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Shake Shack Inc.
(Registrant)

Date: November 5, 2021	By:	/s/ Randy Garutti
Randy Garutti
Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: November 5, 2021	By:	/s/ Katherine I. Fogertey
Katherine I. Fogertey
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Shake Shack Inc. Form 10-Q | 49