Form 10-K
period 2021-12-29
Shake Shack Inc.
filed 2022-02-18
CIK 1620533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2021
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $3,966,783,414, computed using the closing price on that day of $107.02. Solely for purposes of this disclosure, shares of common stock held by members part of the Voting Group pursuant to the Stockholders Agreement, as amended, of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of affiliates is not necessarily a conclusive determination for any other purposes.
As of February 9, 2022, there were 39,143,325 shares of Class A common stock outstanding and 2,921,587 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

SHAKE SHACK INC.

Cautionary Note Regarding Forward-Looking Information
This Annual Report on Form 10-K ("Form 10-K") contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), which are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different from the statements made herein. All statements other than statements of historical fact included in this Form 10-K are forward-looking statements, including, but not limited to, statements about our growth, strategic plan, and our liquidity. Forward-looking statements discuss our current expectations and projections relating to our financial position, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "aim," "anticipate," "believe," "estimate," "expect," "forecast," "future," "intend," "outlook," "potential," "project," "projection," "plan," "seek," "may," "could," "would," "will," "should," "can," "can have," "likely," the negatives thereof and other similar expressions.
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
COVID-19 Pandemic Update
COVID-19 was officially declared a global pandemic by the World Health Organization in March 2020 and continues to impact all global economies, including in the U.S., which continues to experience varying levels of restrictions implemented by national, state, and local authorities. Although the pandemic has presented challenges to our global business, it has also caused us to accelerate a variety of existing strategic growth initiatives — including new digital capabilities. By proactively taking steps to expand access, safety and convenience for our guests, we believe we have better positioned ourselves to return to growth, as described herein.
Convertible Note Offering
In March 2021, the Company issued $225 million aggregate principal amount of 0% Convertible Senior Notes due 2028 (“Convertible Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The Company granted an option to the initial purchasers to purchase up to an additional $25 million aggregate principal amount of Convertible Notes to cover over-allotments, which was subsequently fully exercised during March 2021, resulting in a total issuance of $250 million aggregate principal amount of Convertible Notes. The Convertible Notes will mature on March 1, 2028, unless earlier converted, redeemed or repurchased in certain circumstances. Upon conversion, the Company pays or delivers, as the case may be, cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at the Company's election.
OVERVIEW

Shake Shack is a modern day "roadside" burger stand serving a classic American menu of premium burgers, chicken sandwiches, hot dogs, crinkle cut fries, shakes, frozen custard, beer and wine. Originally founded in 2001 by Danny Meyer's Union Square Hospitality Group ("USHG"), which owns and operates some of New York City's most acclaimed and popular restaurants — such as Union Square Cafe, Gramercy Tavern and Blue Smoke, to name a few — Shake Shack began as a hot dog cart to support the rejuvenation of New York City's Madison Square Park through its Conservancy's first art installation, "I Y Taxi." The cart was an instant success, with lines forming daily throughout the summer months over the next three years. In response, the city's Department of Parks and Recreation awarded Shake Shack a contract to create a kiosk to help fund the park's future. In 2004, Shake Shack officially opened. It soon became a gathering place for locals and visitors alike, and a beloved New York City institution, garnering significant media attention, critical acclaim and a passionately-devoted following. Since its inception, Shake Shack has grown rapidly — with more than 240 domestic locations in 32 U.S. States and the District of Columbia and more than 125 international locations — and we continue to expand globally bringing the Shake Shack experience to new guests around the world.

Shake Shack Inc. Form 10-K | 2

WE STAND FOR SOMETHING GOOD

At Shake Shack, we Stand For Something Good® in everything we do. We are on an endless pursuit to create uplifting experiences through elevated, modern and fun versions of classic food and we are committed to seeing this vision executed across all aspects of the business, through the following actions:

▪We elevate everything we do. Shake Shack is about creating uplifting experiences and moments of pure satisfaction. We aim to be thoughtful in every ingredient we buy, recipe we develop, Shack we design, team we build and community we support.
▪We deliver Enlightened Hospitality at every touchpoint. Shake Shack was founded on the idea of Enlightened Hospitality. Today, we deliver on that vision by building hospitality through all our guest touchpoints. To us, hospitality is all about taking care of our team, our guests, our communities — and bringing those groups together.
▪We gather communities and enrich our neighborhoods. Across the globe, Shacks have been an integral part of their communities, and, we believe we have a role to play in supporting and revitalizing the neighborhoods where we work and serve.
▪We do the right thing and hold ourselves accountable. At Shake Shack, we've always believed in leading by example and making better possibilities come to life with our teams and community, beyond just making great food. Our commitment to doing things differently includes a focus on exceptional career support for our teams, while creating meaningful impact in both our neighborhoods and the global industry.
▪We empower our teams to act like entrepreneurs. At the heart of a Shake Shack experience is our teams’ personal commitment to craft and hospitality. As we grow, we are developing our leaders and building tools that empower our Shacks to better promote uplifting experiences.
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
Digital Transformation
The focus of our digital strategy is to deliver Enlightened Hospitality to our guests across multiple channels. Through modern platforms, we continuously strive to build more frictionless ways to deliver the unique Shake Shack experience with convenience and accessibility. Our digital initiatives are defined by each of the following three themes:
▪Enlightened Hospitality – Using our digital channels to bring guests an uplifted sense of hospitality. This ranges from developing innovative digital pre-ordering and pick-up experiences, to meaningfully engaging with guests through our Company-owned app and web channels.
▪Personalized Guest Experience – Knowing, understanding and creating a personal guest experience that drives loyalty, frequency, and brand engagement across multiple digital platforms and in the Shacks themselves.

Shake Shack Inc. Form 10-K | 3

▪Smarter Every Day – Building and refining our data platform and overall approach so we may drive return on investment on marketing campaigns and technology spending, and improving our ability to make smart decisions that fuel growth.
As we have evolved our physical Shack design to serve our guests more efficiently, the continued development of our digital ordering tools has also been essential. The COVID-19 pandemic accelerated those plans, as we used those tools to connect with our guests directly, more frequently, and safely — while focusing on a return to growth in the process.
Our Company-owned web and app channels continue to grow on a year-on-year basis since the second quarter of 2020. At the end of fiscal 2021, we added 3.5 million first-time guests to those channels since mid-March of 2020. We have also retained a high digital mix in 2021, with digital accounting for 46% of our sales. Our ongoing digital investments provide opportunities to capitalize on new marketing and targeting strategies, which may help drive both frequency and average check size, as well as new digital guest acquisition.
During fiscal 2021, we continued to refine the order pick-up experience with expanded order options for our guests. We have rolled out the option for consumers to order delivery through our Shack app and web platforms nationwide, along with Shack Track pick-up options in-Shack pick-up, curbside pick-up, walk-up windows and drive-up windows. We also continue to offer third-party delivery through Uber Eats, DoorDash, Grubhub and other third-party delivery providers.
Shack Track
To provide our guests with flexibility, in 2020, we introduced Shack Track, as an enhanced digital pre-order and fulfillment solution that allows guests to order through our Company-owned app or web channels and pick-up however they like, whether through curbside pick-up, walk-up window, drive-up window or at an improved in-Shack pick-up area. It allows for intentional, directional and friction-reduced order and pick-up across all formats. Shack Track is integrated in the design of the Shack, while remaining separate and distinct from the in-Shack guest experience allowing any guest's journey to be intuitive and efficient. Within Shack Track, our overarching goal is to bring together our physical and digital infrastructure to reduce friction at every step of the Shake Shack experience. In 2021, we continued to expand the availability of Shack Track across more Shacks and integrated these pick-up modes across our Shack app and web digital experiences
In fiscal 2021, we added 13 Shack Track interior pick-up areas, 12 walk-up windows, six curbside pick-up areas and five drive-up windows. For fiscal 2022, we expect most of our new Shacks to have some version of Shack Track, whether a drive-up or walk-up window, or a combination of enhanced interior pick-up, curbside pick-up, and/or dedicated delivery courier pick-up areas.
New Web and Android Platforms
To continue modernizing our digital platforms, a key initiative in 2021 was the launch of a new Shake Shack website. The ordering platform is now Company owned and the ordering experience is under the same domain as our content website. The project included an optimized order flow, updated investor site, updated career site, as well as clear prompts for guests to download the Shake Shack App from the website. Owning this platform decreases platform fees, improves our content delivery and drives search engine optimization.
We plan to relaunch our Android platform in early 2022. The new Android app will improve the parity among guest facing ordering channels, with the ability to order via delivery in the app and pick-up via Shack Track locations. The app will have a modernized look and feel focused on making it easier for guests to order food and pick-it up. The app will also include an updated payment solution which includes Google Pay and digital wallet.
Delivery Service
Over the past several years, we have executed various third-party delivery options in an effort to bring Shake Shack to our guests wherever they are and whenever they want. Delivery accelerated during the COVID-19 pandemic and is an essential part of how consumers order today. With that in mind, in fiscal 2020, we entered into an integrated delivery partnership with Uber Eats, expanded our existing integrated delivery partnership with DoorDash and moved to a non-exclusive arrangement with Grubhub. We launched delivery through our own channels as a pilot in late 2020. In February 2021, we rolled out nationwide delivery through the Shack app, on iOS devices, and in September 2021, we began offering delivery through the Shake Shack website. Delivery will be across all our native digital platforms with the anticipated launch of the new Android experience in early

Shake Shack Inc. Form 10-K | 4

2022. Offering delivery through our own channels has allowed us to create consistent and personal experiences, gather additional data and insights to allow for better service, and connect with guests more directly as part of our broader digital strategy.
Guest Insights and Customer Relationship Management (CRM)
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
Our improved guest data allowed us to expand our digital marketing strategies and channels. With a better sense of guest behavior we were able to acquire new guests through digital marketing and improve our communications with existing guests. In 2021, we expanded our CRM efforts to include push notifications, new guest welcome flows, birthday offers and Rate Your Order features in the Shack app. These efforts have led to meaningful improvement in guest retention and frequency. In 2021 we grew our first time app and web purchasers base by more than 80% and we have been able to retain nearly 80% of digital sales in fiscal December 2021 when compared to fiscal January 2021, when digital sales peaked. Additionally, App & Web saw a notable increase in guest frequency.
Contactless Mobile Payment Method
With the safety and convenience of our guests in mind, we implemented a mobile contactless payment method in 2021. This technology provides our guests with an easier, faster and more convenient way to pay for their meals and was rolled out nationwide during the third quarter. This new contactless payment method allows guests to pay through a secure payment device and utilize digital wallets on their own device.
Digital Strategy
Our omnichannel approach has unlocked new opportunities for us to better understand and personalize both our menu items and preferred channels for guests. We are continuing to explore the optimal balance of event-based marketing and targeted offerings to bring Shake Shack to anyone who wants it whether our guests dine with us once a year or once a week. We are in the process of ensuring all of our channels offer a uniform user experience so that a pick-up order placed in the app looks and feels the same as a curbside order placed from a browser. No matter what channel guests use, our goal is to bring them a customized and enhanced payment experience that suits their particular needs.
Costs differ among our various digital channels In 2021, we began to charge higher menu prices through our third-party delivery channels to help offset some of the added costs associated with delivery. We did not inflate menu prices through our Shack app delivery service.
Our ongoing digital strategy in fiscal 2022 and beyond will continue to focus on these themes — safety, personalization and consistency — allowing us to expand on the omnichannel foundational work performed during fiscal 2022, and offer innovative digital interactions and dynamic personal relationships with our guests throughout every Shake Shack experience.
Engaging the Community
A Warm Community Gathering Place
Shacks are so much more than a place to get burgers, fries and shakes; they’re places for the community to safely gather. We place a high premium on connecting with our communities whether through the physical design of our Shacks or by the local causes we support.
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

Shake Shack Inc. Form 10-K | 5

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
Community and Charitable Partners
In addition to special events, we regularly serve our communities by hosting 25% Donation Days to show support for local schools and organizations. Supporters who participate in these fundraisers have 25% of their order totals donated to a local non-profit. Guests can support by mentioning the fundraiser when checking out in-Shack or using a fundraiser code on the Shack app for pick-up or delivery. Additionally, we provide a Donation Day flyer for the partner to use as an invitation to their community.
For certain new Shack openings, we partner with local charities for opening day. In some markets, we have existing tenured partnerships with organizations, like Food Bank of the Rockies in Colorado, and in others we are building new non-governmental organization relationships. These partnerships manifest in either dollar donations or food donations correlated to the number of burgers sold on opening day. As we continue to grow our presence across the U.S., our opening day charitable partners are a great example of how we continue to act small and drive home our Stand for Something Good mission.
Engaging With our Guests
Shake Shack grew up alongside social media and we believe we have benefited from our close relationship with passionate fans who want to engage with us and share their real-time experiences. We're proud to be recognized by media and influencers alike, garnering attention around the world.
Our positioning and brand voice, derived from the spirit, integrity and light-hearted nature of Shake Shack, are reinforced by our contemporary, responsible designs and hospitable team members who Stand For Something Good. This identity also anchors our marketing efforts, with the heart of our marketing strategy to provide an uplifting experience while cultivating community and connecting with guests both in our Shacks and through digital channels.
Social Media
Just as we design our Shacks as community gathering places, our social media strategy creates an online, on-brand community gathering place. With our social media, we mirror the in-person hospitality a guest experiences when they visit a Shack. We interact with fans across Facebook, Instagram, Twitter and TikTok through comments, replies and the use of user-generated content; a quick search of "#shakeshack" on Instagram reveals over 1.1 million organic posts from our fans. In addition to social media, we also connect with our guests through our email marketing program via targeted menu item alerts, local event invites, new Shack opening information and other relevant Shake Shack news.
Media, Product Placement and Influencers
Shake Shack’s unique positioning has helped us garner robust media coverage across food, lifestyle, business and trade publications. In addition, we have been featured across various media outlets, allowing us to increase brand awareness and be a key voice of leadership in the industry. Shake Shack’s popularity and cultural relevance are reflected in our countless celebrity and influencer fans across Hollywood, music, fashion, sports and more.

Shake Shack Inc. Form 10-K | 6

Promotions and Events
Throughout fiscal 2021 we continued to extend our brand by collaborating with celebrated chefs, developing new creative concepts, unveiling exciting promotions and participating in special events to drive brand awareness and engage with our guests. These initiatives were key to harnessing the growing strength of the Shake Shack brand and helping it stand out through unique moments and activations. Some notable collaborative promotions and events included:
▪Now Serving Collaboration Series — Now Serving is a series of collaborations with a diverse group of well-known chefs and restaurateurs across the U.S. Each collaboration featured unique, exclusive menu items available for a limited time, with a portion of net proceeds benefiting local nonprofits helping those in the restaurant community. In 2021 we partnered with six chefs across San Francisco, Atlanta, Chicago, Dallas and New York City to bring these one-of-a-kind collaborations to our guests.
▪Boyz II Men Valentine’s Day Concert: Door Dash x Shake Shack — We partnered with DoorDash and Boyz II Men, to offer an exclusive Berryz II Men Chocolate Covered Strawberry Shake from February 8, 2021 to February 14, 2021, alongside a virtual Boyz II Men performance that took place on February 14, 2021. We also handed out, “Love Delivered” boxes in select NYC and Philly Shacks to select customers.
▪Brandon Maxwell Fashion Show — This is our fourth time working with Brandon since we first struck up the relationship in 2018. From food provided at back and front of house for models and VIP attendees, respectively, to popping up our food truck at his show, Shake Shack has become a well-known part of Brandon’s shows. This year, under the constraints of COVID-19, we worked with the Goldbelly team to deliver custom ShackBurger kits as part of the show invite to a curated group of top-tier models, stylists, celebrities/influencers and fashion media.
▪Benny Blanco Collab — We partnered with Grammy-award-winning songwriter and producer Benny Blanco to serve Benny’s Nacho Burger, a cheeseburger topped with Shack-made queso, Shack ranch sauce with Cool Ranch® Doritos®, scallions, and charred serrano salsa verde, as well as Benny’s Fries, crispy crinkle cuts topped with the same Shack-made queso. We tapped Benny’s extensive network and were able to secure social media coverage from celebrities and tier 1 influencers alike. For these VIPs, we curated an at-home grill experience to bring the collaboration to life.
▪Vax 4 Fries — Shake Shack partnered with the New York City Mayor’s Office to encourage more New Yorkers to get vaccinated against COVID-19. Shake Shack offered New York City residents free crinkle cut fries with the purchase of any burger or chicken sandwich by showing proof of vaccination in-store at participating New York City locations. Following the success of the New York City promotion, we expanded the promotion to all U.S. Shack locations.
▪Los Angeles Shack Truck — Over the summer, Shack Shack’s first-ever West Coast food truck popped up at Los Angeles hot spots. Our goal for this campaign was to drive our brand awareness in the Los Angeles market and limited time summer menu, featuring the Hot Honey Chicken Sandwich, with programming that included events and vending, celebrities and influencers, and community support.
▪Milk Bar Tasting Party — We hosted two tasting parties in Los Angeles and in New York City to celebrate our Milk Bar Shake Collaboration. We invited lifestyle and food influencers to experience the collaboration and participate in these spirited “Best Friend” themed events. In New York City, Milk Bar founder and CEO Christina Tosi joined us to help tell the story of the two brands.
▪Snap Shack — For the first time, we partnered with Snap Inc. to deliver a custom one-of-a-kind experience at Shake Shack Hudson Yards with the launch of Snap Shack. Snap Shack featured a full restaurant takeover, transforming consumers to an augmented reality excursion with custom Snapchat Lenses, limited edition Snap Shack merchandise and free food offers.
▪Klay’s Trey: Uber Eats x Shake Shack — A campaign in partnership with Uber Eats, featuring Golden State Warrior Klay Thompson to offer an exclusive bundle “Klay’s Trey” with his go-to Shake Shack order. We also included exclusive co-branded merchandise in select delivery orders to guests across the country.

Shake Shack Inc. Form 10-K | 7

Capitalizing on Our Brand Awareness
Since 2004, we have become a globally recognized brand with significant consumer awareness relative to our current footprint of over 360 Shacks. Shake Shack has become a New York City institution, a vibrant and authentic community gathering place delivering an exceptional experience to our loyal guests. One great advantage for Shake Shack has been our birthplace and headquarters in New York City, and our origination from a fine dining company. This gives us tremendous media and brand power, often outweighing our relative size. Shake Shack continues to receive recognition for being a fan and industry favorite. In fiscal 2021, Shake Shack was awarded a Thrillist Fastie Award, honoring the best foods from customers’ favorite chains.
Culinary Innovation
Shake Shack's unique value proposition is partially defined by our roots in fine dining. We embrace that heritage and are committed to sourcing premium ingredients, such as all-natural, hormone and antibiotic-free beef, chicken and pork while offering excellent value to our guests. Our core menu is inspired by the finest versions of the classic American roadside burger stand. Occasionally, we supplement our menu with limited time offers, and we experiment with potential new categories we may consider adding to the menu over time.
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

Burgers
Our burgers are made with a proprietary whole-muscle blend of 100% all-natural, no added hormone and antibiotic-free Angus beef, ground fresh, cooked to order and served on a non-GMO potato bun. We take great care in the preparation of our burgers — from sourcing, to handling, to cooking — to ensure their taste and quality is second to none. Our signature burger is the ShackBurger®, a four-ounce cheeseburger topped with lettuce, tomato and ShackSauce™. Our burger offerings also include the SmokeShack®, 'Shroom Burger™ (a vegetarian burger), Shack Stack®, Avocado Bacon Burger and Hamburger.

Chicken
Our Chicken Shack is a 100% all-natural, antibiotic-free and cage-free chicken breast, slow cooked in buttermilk herbs, hand-battered, hand-breaded and crisp-fried to order. Our Chicken Bites are made with all-natural, antibiotic-free whole muscle chicken that is sous-vide cooked for optimum flavor, moisture and texture.
Crinkle Cut Fries
Our classic, passionately beloved crinkle cut fries are made from premium Yukon potatoes and are prepared 100% free of artificial trans fats. So many of our guests love the crispiness and ridges of our crinkle cut fries; a nostalgic ode to the roadside burger stand of yesteryear. Guests can also enjoy our Cheese Fries; our crinkle cut fries topped with a proprietary blend of cheddar and American cheese sauce.
Hot Dogs
Shake Shack was born as a hot dog cart in 2001 and we’re proud to honor that legacy by continuing to offer a premium hot dog. Our hot dogs are made from 100% all-natural, hormone and antibiotic-free beef.

Shake Shack Inc. Form 10-K | 8

Shakes and Frozen Custard
Our premium, dense, rich and creamy custard, hand-spun daily on-site, is crafted from our proprietary vanilla and chocolate recipes. We use only real sugar (no high-fructose corn syrup) and milk from dairy farmers who pledge not to use artificial growth hormones. Shakes remain our guests' favorite in this category, and they're scooped and spun to order.
Beer, Wine and Beverages
Our proprietary ShackMeister® Ale, brewed by Brooklyn Brewery, was specifically crafted to complement the ShackBurger's flavor profile. At select locations, we also offer local craft beers. Our Shack Red® ,Shack White® and Shack Rosé wines are sourced and produced exclusively by Gotham Project, providing our guests with premium beverage options not commonly found in our industry; a nod to our fine dining heritage. In addition, we serve Abita Root Beer, Shack-made lemonade, organic fresh brewed iced tea, Fifty/Fifty (half lemonade, half organic iced tea), Honest Kids organic apple juice, and Shack|20® bottled still and sparkling waters from which 1% of sales help support the clean-up of water sources around the world.

Innovation Kitchen
To explore exciting new menu items for our guests, our Innovation Kitchen is located on the lower level of the West Village Shack and connected to our home office. This dedicated space allows our culinary team to get even more creative, dig deeper into our fine dining roots, collaborate with other chefs and explore new opportunities as we continue to grow. The West Village Shack’s menu has all of our classic items and also features a rotating list of items from the Innovation Kitchen, with guest-favorite test items potentially becoming permanent menu items. This space also allows us to house our quality assurance and culinary teams together, ensuring that every item on our menu meets our strict standards.
Shack-Wide Limited Time Offerings ("LTO")
Our LTO program generally features a new, premium burger or chicken sandwich, and special fry options for varying time periods throughout the year along with unique beverages and shakes. Some of our notable LTOs throughout 2021 were:
▪Korean Style Fried Chicken, Bites, and Fries — Launched in January 2021, we brought a regional favorite from our South Korean Shacks to the U.S. for the first time ever, a spicy Korean-Style Fried Chicken sandwich featuring a gochujang-glazed chicken breast topped with roasted sesame seeds over a white kimchi slaw made by Choi’s Kimchi from Portland, OR.
▪Avocado Bacon Burger and Chicken — We gave fans their most-requested ingredient with the launch of two sandwiches in April – a cheeseburger topped with freshly sliced avocado, Niman Ranch applewood-smoked bacon and ShackSauce and a crispy chicken breast with freshly sliced avocado, Niman Ranch applewood-smoke bacon, lettuce, pickles and buttermilk herb mayo. The combination of avocado and bacon has been so popular that these sandwiches remained as core menu items starting in July.
▪Hot Honey Chicken, Bites and Fries — This sweet and spicy sandwich showcased a honey-glazed crispy chicken breast topped with our habanero mayo sauce and shredded lettuce on a toasted potato bun. The menu also featured chicken bites and fries dusted with hot honey seasoning and a side of habanero sauce.
▪Black Truffle Burger and Parmesan Garlic Fries with Black Truffle Sauce — Launched in October 2021, our Black Truffle burger was a gruyere cheeseburger topped with real black truffle sauce made with Regalis organic black truffle oil and our crispy shallots on a toasted potato bun. Fans also clamored for our crinkle cut fries topped with garlic parmesan cheese and served with our real black truffle sauce. This was the first burger and fry LTO initially launched exclusively on the Shack app.
▪Featured Shakes — Throughout 2021 we offered our guests new shakes, including flavors like Black Sugar Vanilla to pair with our Korean-Style menu, Brownie Batter Hot Cocoa, Cherry Pop, Strawberry Rhubarb and Triple Chocolate Chip, to name a few. In June we partnered with the Trevor Project during Pride month by donating 5% of sales from a unique Pride shake made with berry custard and topped with mango, passion fruit, whipped cream and glitter sprinkles. In September, we collaborated with our friends at Milk Bar, with two special shakes, a Chocolate B’Day Cake shake

Shake Shack Inc. Form 10-K | 9

and Cornflake Chocolate Drizzle shake. Additionally, we featured our trio of holiday shakes during November and December, which included fan-favorite Christmas Cookie, Chocolate Milk & Cookies and Sugar Plum Fairy.
▪Lemonade — In addition to a variety of shakes offered throughout 2021, we launched our first-ever cold beverage trios, featuring seasonal flavors like Blackberry Lychee, Mango Passion Fruit, Watermelon Mint Limeade and Apple Ciderade along with corresponding Fifty/Fifty options which is a blend of our lemonades with our unsweetened iced tea.
Exclusive Offerings
In addition to supplementing our menu with Shack-wide LTOs, we also seek to create new, exciting offerings that are inspired by local favorites or special events. Some examples of our exclusive offerings from 2021 included:
▪Veggie Shack — The Veggie Shack is made with real greens, grains, and herbs, served with avocado, tomato, shredded lettuce and tangy vegan lemon mayo. The Veggie Shack is available for a limited time at select Shacks across the U.S.
▪Bourbon Bacon Cheddar — In December, we paired up with renowned bourbon producer Maker’s Mark® to bring a Bourbon Bacon Cheddar menu to select Shacks in California, Ohio and New York City for a limited time. Our Bourbon Bacon Cheddar menu featured a burger, hot dog and fries with a bourbon bacon jam made with Maker’s Mark® Bourbon and Niman Ranch applewood-smoked bacon.
▪Now Serving — Throughout 2021 we partnered with celebrated chefs and restaurateurs across the U.S. to cook up exclusive, limited-time menu items, with a portion of net proceeds from each collaboration going to non-profits helping local restaurant communities. The series launched in April 2021 in Atlanta with Pinky Cole of Slutty Vegan, with subsequent events with Chris Shepherd, owner and Executive Chef of Underbelly Hospitality in Houston, Dominique Crenn of Atelier Crenn in San Francisco, Junghyun Park of Atoboy and Atomix in New York, Sarah Grueneberg of Monteverde Restaurant & Pastificio in Chicago, and Joseph “JJ” Johnson of FIELDTRIP in New York.
GROWTH STRATEGIES

Even amidst the challenges of fiscal 2021, we added 58 net new system-wide Shacks and reached 369 Shacks worldwide. Going forward, we believe we are well-positioned to continue significant, sustainable financial growth. We plan to execute our growth strategies while remembering to Stand For Something Good in everything we do.
Opening New Domestic Company-Operated Shacks
We believe a key opportunity for growth lies in opening new, Company-operated Shacks. We waited nearly five years to open our second Shack, and a little over a decade since then, we are still in the early chapters of our story. We see a tremendous whitespace opportunity to expand in both new and existing U.S. markets, and we will continue to invest in infrastructure with an eye toward growing rapidly, but with discipline. In the long-term, we believe we have the potential to grow our current domestic Company-operated Shack footprint to at least 450 Shacks; for comparison, we have only opened 48% of that number through the end of fiscal 2021. Of course, the rate of future Shack growth in any particular period is inherently uncertain and is subject to numerous factors beyond our control. As a result, we do not currently have an anticipated timeframe for such expansion.
With the gradual and sequential recovery of sales throughout the year, we increased our new Shack development during the second half of 2021. Domestically, we expanded our Company-operated footprint by opening 35 net new Shacks in 2021 — a 19% increase in our domestic Company-operated Shack count from the prior fiscal year. In the first quarter of 2021, we announced that our Penn Station Shack closed as the landlord is remodeling the terminal. As of December 29, 2021, we had 218 domestic Company-operated Shacks.
We believe we have a versatile real estate model built for growth; our disciplined expansion strategy is designed to leverage our business model's strength and our brand awareness. As we look to 2022, we intend to ramp up the development and we are

Shake Shack Inc. Form 10-K | 10

targeting between 45 and 50 new Company-operated Shacks as we continue to be encouraged by the success of our multi-format strategy which includes but is not limited to freestanding buildings, drive-thrus, shopping centers, regional malls, outlet malls and more. In 2022 we will continue building new formats like drive-thru, while expanding proven formats like urban street retail and suburban freestanding.
Shake Shack Drive-Thru
To further expand our guests' range of choices for pick-up, we launched our first-ever drive-thru locations in Maple Grove, Minnesota and Lee Summit, Missouri in December 2021. The Shake Shack drive-thru is a modern version of the traditional drive-thru experience, supported by technology-enhanced hospitality and innovative design. We view this as an opportunity to increase our market share while maintaining our core tradition of building community gathering places. We are targeting to have a total of 10 drive-thru locations by the end of 2022.
Our new drive-thru design direction is light, bright and an expression of nature. In essence, we’re going back to our roots of Madison Square Park which remains nestled in nature today and is part of our ongoing drive to create memorable experiences for guests. The guest is front and center and will have many options to experience Shake Shack. Our drive-thru color palettes will consist of different shades of white, black and earthy greens that will be complemented by warm woods and added textures of more intimate lighting. We are partnering with sustainable furniture company Crow Works in Ohio to provide a mix of interior and exterior furniture which will be a mix of reclaimed wood, metal and upholstery.
Development
Site Selection
In choosing a new site, we focus first and foremost on the guest experience so that each new location can be the ideal spot for people to gather together. Our experienced development team actively leads the site selection process, and their recommendations are reviewed and approved by our Real Estate Committee, which follows a stringent approval process to ensure quality, fiduciary responsibility and overall adherence to our strategic growth goals. Our analytical tools allow for extensive demographic analysis and data collection for both existing and new potential sites. In addition to our in-house team of experienced real estate professionals, we also use a national real estate broker to manage a network of regional brokers to leverage external resources in pursuit of pipeline development. Looking beyond, we are pursuing and developing sites where we can continue to implement our Shack Track and drive-thru concepts.
Construction
In fiscal 2021, a Shack took between 15 and 60 weeks to build. The total investment cost of a new Shack, which includes costs related to items such as furniture, fixtures and equipment, ranged from approximately $0.7 million to $4.2 million for the year. The average investment cost was approximately $2.4 million, or approximately $2.0 million net of tenant improvement allowances received from our landlords. We use a number of general contractors on a regional basis and employ a mixed approach of bidding and strategic negotiation in order to ensure the best value and highest quality construction.
Looking to fiscal 2022, we expect costs to be on average 10 to 15 percent higher due to the new drive-thru Shack formats and supply chain and labor challenges. Additionally, our 2022 timelines are at risk of being extended due the aforementioned supply chain and labor challenges.
Growing Same-Shack Sales
In addition to opening new Shacks, we continue to focus on improving our same-Shack sales performance by providing a dynamic, personalized guest experience that includes new seasonal and Shack-specific offerings, technological upgrades like the Company-owned app and web ordering/delivery, thoughtful integration with local communities and excellent standards of hospitality. We also continue to innovate our core menu to deliver fresh offerings and the ability for our guests to purchase premium add-ons such as bacon, avocado or cherry peppers, all while maintaining the standard of our core menu items.

Shake Shack Inc. Form 10-K | 11

Growing Our Licensed Shack Business
Beyond our Company-owned Shacks, we see additional opportunities to keep growing our licensed portfolio by expanding further domestically and internationally. Historically, this strategy has been a low-cost, high-return method to grow our brand awareness and increase cash flow. As of December 29, 2021 we had 151 licensed Shacks, of which 126 were international and 25 were domestic.
The partnerships with our licensees are great opportunities for our team to grow, learn and bring back insights to the broader Company and we continue to work with our partners to navigate the COVID-19 pressures being faced across the globe. Given our position in New York and the success of our existing licensed Shacks at home and abroad, we continue to attract interest from potential licensees around the world. We see continued opportunities to expand our licensing footprint in existing and new domestic and international markets as our team and supply chain matures.
International Licensed Operations
In fiscal 2021, we opened 23 international Shacks and closed three international Shacks. The 23 new international Shacks included six Shacks in China, one in the United Arab Emirates, six in South Korea, three in Singapore, three in Mexico, two in Kuwait, one in Turkey, and one in the Philippines. Looking to fiscal 2022, we plan to go even deeper in these regions as we expand into new markets such as Chengdu in central China. As of the end of fiscal 2021, three of our airport locations around the world were temporarily closed.
We believe our brand's strength continues to reinforce opportunities for global expansion. In the near-term, a meaningful part of our international business strategy remains focused on the Chinese and broader Asian markets. In fiscal 2021, we increased the Asian market Shack count by approximately 34% and the opening of our first Shack in Shenzhen saw one of the highest opening week sales ever across all system-wide Shacks.
Domestic Licensed Operations
In fiscal 2021, we opened three domestic licensed Shacks located in Denver International Airport in Denver, Colorado, Dodger Stadium in Los Angeles, California and PNC Arena in Raleigh, North Carolina. While pressures still exist due to the COVID-19 pandemic, our domestic licensed Shacks continue to benefit from more air travel and reduced restrictions on capacity at major U.S. sports venues. While we continue to benefit from the overall global recovery, conditions still remain volatile and ever-changing. In 2021, we signed an agreement with Applegreen to open licensed Shake Shack locations on roadways in the Northeast.
OPERATIONS

At Shake Shack, we believe our success depends upon maintaining efficient and nimble operations. Just as we invest in our menu items and in-Shack experience, we take special care to ensure our supply chain, distribution, quality assurance and management information systems are constantly being evaluated and streamlined to ensure cohesiveness.
Sourcing and Supply Chain
Our Stand For Something Good vision isn't just a slogan, it indicates how we source and develop our ingredients. We work with best-in-class suppliers across our supply chain, and we're always looking for the best ways to provide top quality food at an excellent value. We pride ourselves on working with like-minded ranchers, farmers and food purveyors to source premium ingredients like 100% all-natural proteins with no hormones or antibiotics, that are humanely raised and source-verified. In fact, we are committed to sourcing 100% cage-free eggs for our global supply chain by 2025, and we're already sourcing 100% cage-free eggs for both the U.S. and U.K. supply chains.
Our domestic regional strategy for ground beef production ensures we consistently serve freshly ground beef at our domestic Shacks. As we've grown domestically, we have eight approved raw beef suppliers and ten approved beef processors around the country who produce our burgers on a daily basis. As we grow, we will continue to partner with regional suppliers in new markets.

Shake Shack Inc. Form 10-K | 12

To ensure dependable quality, we have a limited number of domestic suppliers for our major ingredients, including beef patties, chicken, potato buns, custard, portobello mushrooms and cheese sauce.
In fiscal 2021, we purchased all of our (i) ground beef patties from nine of our ten approved beef processors, with approximately 41% of our ground beef patties from one supplier; (ii) chicken breasts from one supplier; (iii) potato buns from one supplier; (iv) custard base from two suppliers; (v) 'Shroom Burgers from one supplier; (vi) crinkle cut fries from two suppliers; and (vii) ShackSauce from one supplier. We believe we have developed a reliable supply chain, but we have also taken strides to identify alternative sources to help lessen the possible interruptions of service and product. However, our supply chain is also facing staffing pressures which has at times impacted our ability to stock our restaurants to the level we desire. In some instances, we have had to close or not open restaurants for one or more days due to supply chain challenges.
Distribution
We have pursued a centralized distribution process by contracting with one distributor, which we refer to as our "broadline" distributor, to provide virtually all of our food distribution services in the U.S. As of December 29, 2021, approximately 81% of certain food and beverage ingredients including chicken, fries and custard were processed through our broadline distributor for distribution and delivery to each Shack which collectively represents approximately 45% of our total purchases.
As of December 29, 2021, we were utilizing 20 affiliated distribution centers to supply our domestic Company-operated Shacks. We recognize that the safety and consistency of our products begins with our suppliers, so suppliers must meet certain criteria and strict quality control standards in the production and delivery of our food and other products. Finally, we regularly evaluate our broadline distributor to ensure the products we purchase conform to our standards and that the prices they offer are competitive.
Food Safety and Quality Assurance
As should go without saying, food safety is our top priority. We have rigorous quality assurance and food safety protocols in place throughout our supply chain and in our Shacks. We conduct quarterly third-party food safety audits of our Shacks, utilize technology to manage and document food safety procedures, and ensure appropriate corrective actions are implemented for any noncompliance findings. We have a comprehensive supplier and ingredient selection process, and we maintain a limited list of approved suppliers that meet our standards. We thoroughly review the results of suppliers' internal and external quality audits, insurance coverage and track record on an on-going basis. To stress test for exceptional scenarios, we conduct mock food recalls across a selection of our suppliers on a quarterly basis. We have developed and implemented training and operating standards related to the food preparation, cleanliness and safety in each Shack, and of course, we have a dedicated Quality Assurance team.
Management Information Systems
Our Company-operated Shacks use computerized point-of-sale and back-office systems designed for the restaurant industry; we use many customized features to increase operational effectiveness, improve internal communication and enhance data analysis. This system uses a touch screen interface, graphical order confirmation display, touch screen kitchen display and integrated, high-speed credit card and gift card processing. The point-of-sale system collects daily transaction data, which generates information about sales, product mix and average transaction size. From there, our back-office systems assist in the management of our Company-operated Shacks and provide real-time labor and food cost management tools. These tools provide the home office and operations management quick, easy access to detailed business data, and allow Shack-level managers to spend less time addressing administrative needs. We expect to continue improving our information technology infrastructure to better serve our business needs and accommodate growth.
HUMAN CAPITAL MANAGEMENT

We are committed to investing in our people so we can build, elevate and retain the best teams. We aim to recruit talented people who have integrity, who are warm, motivated, self-aware and intellectually curious alongside having the competencies

Shake Shack Inc. Form 10-K | 13

and skills to continue to foster our growth. Our team is trained to understand and practice the values of Enlightened Hospitality: caring for each other, caring for our guests, caring for our community, caring for our suppliers and caring for our investors. We believe this culture is fundamental to the way we operate our business, and a key driver of our ability to deliver great guest experiences, and therefore, successfully grow our footprint.
Due to the challenging macro labor environment, which is present in both our field operations and home office, we are focused on attracting talent as much as retaining our talent to grow and move the business forward. We are doing this in the following ways:
▪Developing a diverse and flexible workforce strategy based on future state business needs
▪Redesigning and enhancing our culture to meet the new realities of today’s workforce
▪Creating a team member experience that treats our team members like critical drivers of value
▪Embracing new supporting processes, programs, and technology investments to create a different workforce delivery model
As of December 29, 2021, we had 9,695 team members, of whom 9,371 were hourly team members and Shack-level managers and 324 were home office personnel.
Our Employee Value Proposition
Working at Shake Shack is about more than making a great burger, it's about creating elevated experiences for our team members and guests and getting opportunities to build a rewarding career. We want every team member at Shake Shack to be empowered to impact our Shacks and the communities around them.
We're a family of passionate, fun-loving and hardworking people who encourage and uplift each other. We are committed to doing the right thing for our teams, guests and communities. We challenge ourselves, hold each other accountable and take care of one another. In short: We Stand For Something Good.
Leaders Training Future Leaders
Shake Shack is committed to leadership and excellence at all levels within our Company. During fiscal 2021 we launched a new leadership competency model for the organization that encompasses an intentional mission and a leadership journey rooted in our organizational competencies. This new model is closely aligned to our Learning and Talent Development strategy and includes multiple learning journeys to enable personal and professional growth. The objective is to provide opportunities for growth by promoting, supporting, and enabling learning across the Company.
▪Promote — The goal is to ensure awareness and help our team members take responsibility for their own continuous personal learning and development by launching our new organizational competency series. These leadership competencies will serve as the bedrock of our Talent strategy for years to come. They will be interwoven into every facet of our people business, from job descriptions to performance reviews. Competencies have long been used as a framework to help focus team members' behavior on things that matter most to an organization and help drive success.
▪Support — We help managers develop individual potential and talent while building their coaching and leadership skills by providing operational toolkits that support knowledge transfers for team members, infuse talent selection models and add learning best practices into new and existing programs, such as Shift Up described in detail below.
▪Enable — We enable growth for all team members by creating modern content with upgraded training software, partnering to build a new diversity, ethics and inclusion (DEI) curriculum, elevating our mentoring program, and providing unique, robust developmental experiences at our retreats and events.
The leadership competency model is a comprehensive, multi-year, virtual training program for exempt Shack leaders and all home office team members. The training program is conducted 100% online through virtual classrooms and online platforms.

Shake Shack Inc. Form 10-K | 14

Several sessions are conducted in a cohort style, allowing for a community atmosphere and relationship building while requiring rigor and commitment to get the most out of the program.
On-going Leadership Programs
We invest in leadership development programs so that Shake Shack remains a compelling career choice for team members at every level, through their entire career. As our team continues to grow, we believe that our culture of Enlightened Hospitality helps us deliver a consistent Shack experience, and to develop future leaders from within.
One such program is The Shacksperience — this functional growth model and overall employment experience for Shake Shack team members. A key element of The Shacksperience is the Steppin' Up Model, which defines the steps in the employment life cycle, from team member to general manager. It clarifies the eligibility requirements and training necessary for each position, outlines the growth opportunities at all levels of the organization and furthers our philosophy of "leaders training future leaders."
First and foremost, we train new team members on our culture and guiding principles. From there, we move to menu knowledge, followed by operational training. We know everyone learns differently, so our training programs use various formats: online interactive, video, hands-on and paper based. For our online sessions, every team member has access to ShackSource™, our proprietary online training portal, which is used both as a learning platform and communication tool. ShackSource gives team members a platform to send recognition messages, comments, praise and thanks to their fellow team members across the Company. And for hands-on training sessions, we gather our teams around the country whenever possible, as well as in our Leadership Center, located below our home office on the lower level of our West Village Shack. The Leadership Center is dedicated to the training and development of our Shack and home office teams.
We care about our team and we're committed to setting them up for success, at Shake Shack and in their future careers. In 2021, we promoted 2,835 people throughout our Company, 56% of whom were women and 73% were under-represented minorities. We are proud of our leaders who graduate from hourly roles to managers, managers to General Managers and General Managers to regional leadership. This year, 82% of our new General Managers and 67% of new Area Directors were promoted from within.
We are committed to retaining our leaders by continuing to evolve our training, development programs, compensation and benefits. We want to incentivize our Shack leaders, give them the opportunity to feel like owners and reward them for their performance. One way we try to achieve this is by extending our equity-based compensation program to all General Managers. As an incentive for General Manager hires, we added General Manager sign-on equity grants and created opportunities for our General Managers to make over $100,000 a year. We are not immune to the staffing challenges presented across our industry, but we are committed to building teams that drive growth for the long term.
Through the Steppin' Up Model, team members are provided the opportunity to surpass the national average hourly wage through training roles and promotion to manager roles. In July 2021 we announced a $10 million investment in our Shack teams through mid-2022 which includes more than $9 million for wage increases, sign-on and retention bonuses, and also includes program funding to promote leadership development, and Diversity, Equity and Inclusion at all levels of the Shack Family. We remain committed to providing competitive wages for our team members and continue to evaluate areas where we should increase wages to help staffing, beyond the amount we announced in July 2021.

Efforts such as this allow us to continue to attract and retain the best restaurant talent, while recognizing the importance of our team — the heartbeat of Shake Shack — to ensure current and future team members feel cared for and have opportunities for sustainable career growth.
Shift Up Program
Another part of our long-term investment in our people is the launch of the Shift Up program, which is designed to provide skills that help accelerate Shift Managers' career paths within the Company. Shift Up is Shake Shack's development program that provides an avenue for mid-level managers to improve their skill set and ability to move to the next level of management. In partnership with Food Education Fund, a nonprofit organization specializing in culinary arts, we developed a curriculum and program to help bridge the gap between Shift Managers and Exempt Managers by offering and teaching the skills necessary to

Shake Shack Inc. Form 10-K | 15

enable the confidence that can lead to career growth. This 18-week classroom-style program is aligned to our organizational competencies and supports the transfer of learning between graduates through cohort mentoring, business integration and real-world Shack experience. During fiscal 2021, the Shift Up program had 73 participants. Additionally, the program had a 100% completion rate and 84% retention rate for fiscal 2021. Of the 73 participants, 16 team members were promoted into Manager In Training, Manager or California Non-Exempt Manager roles.
Mentorshack
As part of our commitment to leadership and team member development, our mentorship program facilitates learning and growth, while providing tools and opportunities to connect with other members of the program, and the Company as a whole. As we enter our fourth cohort session, we have elevated our matching process by leveraging our in-house HRIS system. This new and unique algorithm will offer greater alignment by matching development, personality and mentee needs all while supporting future company growth and talent scaling capabilities.
We Are All-In
To make sure every Shake Shack team member at every level has a positive experience, we strive to build an inclusive workplace, made up of diverse talent throughout the Company. Our Diversity Equity and Inclusion (DEI) program, All-In, is part of that mission. With the support of executive leaders, All-In works to ensure Shake Shack provides equal opportunities for all, and removes obstacles to success, while also fostering a culture of inclusion and belonging. Our All-In program's initiatives include:
▪5-Year Diversity Targets — We set time-based goals that help to focus attention, clarify accountabilities, and demonstrate our commitment to increase the diversity within our Shack and home office leadership teams. Our 5-year diversity targets were set based on analysis of our industry, demographics of the workforce at large and the changing landscape of this country, and the reality of whom we employ today. We have focused our attention on women and people of color specifically, as we look to match the demographics of our workforce and the country at large.
▪Employee Resource Groups — We strive to foster a strong internal community and awareness for diverse groups and cultures through our Employee Resource Group (ERG). Our current ERGs focus on women, Black, Hispanic, Asian and LGBTQ+ identifying team members. These are voluntary team member led groups of people who gather based on common interests, backgrounds or demographics such as gender, race or ethnicity. These groups support both personal and career development and help to foster an inclusive workplace.
▪Diversity, Equity & Inclusion Curriculum — We are building a diversity, equity and inclusion (DEI) curriculum to raise awareness and educate our team members on how to foster a strong work environment. The curriculum is aligned to our leadership and talent development framework, and we rolled out the first course, DEI 101 to all team members this year. The course provides a common framework for what DEI means and why it matters at Shake Shack. All home office and operations team members were asked to complete the course in 2021, and the training will be added to the learning plan for all new hires going forward. Our next course will focus on unconscious bias and how to be a courageous leader.
▪Stand Together Series — We host a Stand Together Series forum to discuss on-going social issues. The Company-wide sessions served as an open forum and safe space for sharing personal stories to help deepen the collective understanding of diversity issues in the U.S. while strengthening our community and team. In 2021, we hosted live sessions on topics such as women in leadership, Hispanic heritage, racial discrimination and injustice, gender equity, LGBTQ inclusion, and more.
▪External Recognition — We were proud to be named one of the "Best places to work for LGBTQ+ Equality" for the third year in a row earning a 100% score on the Human Rights Campaign's Corporate Equality Index for our support of the LGBTQ+ community in the workplace. This designation highlights the core of our Enlightened Hospitality ethos and our commitment to a great workplace for all.

Shake Shack Inc. Form 10-K | 16

The HUG Fund
One of the ways we embrace Enlightened Hospitality internally is through the administration of our own HUG (Help Us Give) Fund, a 501(c)(3) organization available for all our team members. The HUG Fund provides an opportunity for all Shake Shack team members to take care of each other through tax-deductible payroll and other one-time contributions. The HUG Fund provides timely financial assistance to team members impacted by financially devastating circumstances far beyond their control and their means. In fiscal 2021, we provided 44 team members with financial grants to help alleviate financial burdens caused by catastrophic events, which was a 38% increase in grants issued compared to fiscal 2020.
Actions Taken to Protect our Teams and Guests During the COVID-19 pandemic
As the COVID-19 pandemic continues to disrupt how we live and do business, our top priority remains the safety and wellness of our teams and guests, while keeping our Shacks open wherever we can. We continue to take significant actions to ensure maximum safety for our team members and guests in these times, including increased cleaning, sanitizing and hand washing protocols, social distancing and always wearing gloves and masks. We also incurred additional costs in procuring and distributing the supplies necessary to keep our teams and guests safe, such as face coverings, gloves, additional secure packaging for all orders, directional signage and cleaning supplies, which are all expected to be ongoing for the immediate future. We have also installed state-of-the-art air purification systems in all Shacks to ensure a safe and clean working and dining environment for our team members and guests. Additionally, understanding the burden that the COVID-19 pandemic has placed on people's mental health, our team members have free access to a 24-hour emotional support helpline.
COMPETITION

The restaurant industry is highly competitive and fragmented, with restaurants competing on a variety of fronts, including taste, price, food quality, service, location and the ambiance and condition of the restaurant. Our primary competitors include other fast casual restaurants, quick service restaurants and casual dining restaurants. Our competition includes multi-unit national and regional chains, as well as a wide variety of locally-owned restaurants. Our competitors may operate company-owned restaurants, franchised restaurants or some combination. Many of our competitors offer breakfast, lunch and dinner, as well as dine-in, carry-out, drive-thru and delivery services. In certain ways, we also compete with companies outside of the traditional restaurant industry, such as grocery store chains, meal subscription services and delicatessens — especially those that target guests who seek high-quality food — as well as convenience food stores, cafeterias and other dining outlets.
As new competitors enter the burger and fast casual segment and offer new digital experiences as well as subscription based meal offerings, our competition continues to intensify. We also face increasing pressures from certain competitors who have announced initiatives to offer better quality ingredients relative to their previous offerings, such as antibiotic-free meat or plant-based meat alternatives. For more information regarding the risks we face from our competitors — who may have, among other things, a more diverse menu, greater financial resources, lower operating costs, a more well-established brand, additional locations and more extensive marketing than we do — see "Risks Related to Operating in the Restaurant Industry — We face significant competition for guests, and if we are unable to compete effectively, our business could be adversely affected" in Item 1A, Risk Factors.
We see ourselves as well-positioned to continue our market growth, as we believe consumers will keep seeking higher quality offerings, especially given an increasing consumer focus on responsible sourcing, ingredients and preparation. We believe that many consumers want to associate with brands whose ethos matches their own, and that Shake Shack, with our mission to Stand For Something Good and our culture of Enlightened Hospitality, reflects the values of conscientious consumers.
INTELLECTUAL PROPERTY

Since our inception, we have strategically and proactively developed our intellectual property portfolio by registering our trademarks and service marks worldwide. As of December 29, 2021, we had 21 registered marks domestically, including

Shake Shack Inc. Form 10-K | 17

registrations of our core marks ("Shake Shack," "Shack Burger," "" and "") and certain other marks, such as Stand for Something Good. Internationally, we have registered our core marks in 83 countries spanning six continents. These marks are registered in multiple international trademark classes, including for restaurant services, food services, non-alcoholic beverages and apparel. We also own the domain www.shakeshack.com as well as over 400 other domain names for use in other markets.
In addition, we have agreements with the suppliers of our proprietary products stating that the recipes, formulas and in certain instances the production processes associated with those products are our property, confidential to us, and may not be provided to any other customer. Our proprietary products include the burger recipe for our specific blend, our patty grinding specifications and the product formulations. We've developed several product formulations including our ShackSauce, 'Shroom Burger, chicken breast, chicken bites, chicken breading, buttermilk herb mayo, cheese sauce, unflavored custard base, vanilla custard base, chocolate custard base, as well as certain toppings and custard mix-ins. We also have exclusive arrangements with our suppliers of crinkle cut fries, ShackMeister Ale, Shack Red wine, Shack White wine, Shack Rosé wine, hot dog and relish and cherry peppers.
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
SEASONALITY

Our business is subject to slight seasonal fluctuations which can impact sales from quarter-to-quarter. Year-over-year and quarter-to-quarter results can be also be impacted by the number and timing of new Shack openings. Additionally, given our use of a fiscal calendar, there may be some fluctuations between quarters due to holiday shifts in the calendar year. And of course, the COVID-19 pandemic may continue to have an impact on consumer behaviors and guest traffic that may result in temporary changes in the seasonal fluctuations of our business.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The name, age and position held by each of our executive officers as of December 29, 2021 is set forth below.

Name	Age	Position
Randy Garutti	46	Chief Executive Officer and Director
Katherine I. Fogertey	38	Chief Financial Officer
Zachary Koff	42	Chief Operating Officer

Shake Shack Inc. Form 10-K | 18

Randy Garutti has served as Shake Shack’s Chief Executive Officer and on the Board of Directors since April 2012. Prior to becoming Chief Executive Officer, Mr. Garutti served as Chief Operating Officer of SSE Holdings since January 2010. Prior to leading Shake Shack, Mr. Garutti was the Director of Operations for USHG (NYSE: HUGS), of which Mr. Meyer is the Chief Executive Officer and Chairman, overseeing the operations for all its restaurants. In addition, Mr. Garutti served as General Manager of Union Square Cafe and Tabla, both of which won numerous accolades in the hospitality industry. Mr. Garutti graduated from Cornell University’s School of Hotel Administration in 1997. Mr. Garutti currently serves on the boards of directors of Block, Inc. (NYSE: SQ) and USHG Acquisition Corp. Mr. Garutti also is a member of the board of directors of the Columbus Avenue Business Improvement District, a not-for-profit organization.
Katherine I. Fogertey has served as our Chief of Finance since June 2021. Prior to joining Shake Shack, Mrs. Fogertey spent the last 16 years at Goldman Sachs, where she recently served as Vice President & Lead Equity Analyst for the Restaurant sector. In this position, she had a heavy focus on the impact of technology on restaurant profitability and market share. She additionally developed deep relationships and unique insights into the largest peers in our industry. Prior to covering the Restaurant sector, Mrs. Fogertey was a Vice President, Lead Derivative Strategist overseeing single stock options in the US and Latin America as well as global ETFs and market structure. During her tenure at Goldman Sachs, she pioneered numerous proprietary investments, primarily in Consumer and Technology sectors. Mrs. Fogertey has a BSBA in Accounting, Finance and International Business from Washington University in St. Louis, Olin School of Business.
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
AVAILABLE INFORMATION

Our website is located at www.shakeshack.com, and our investor relations website is located at https://investor.shakeshack.com. We are subject to the informational requirements of the Securities Exchange Act of 1934 (the "Exchange Act") and file or furnish reports, proxy statements and other information with the U.S. Securities and Exchange Commission ("SEC"). Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, statements of changes in beneficial ownership and amendments to those reports are available for free on our investor relations website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
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

Shake Shack Inc. Form 10-K | 19

Item 1A. Risk Factors.
Described below are risks that we believe apply to our business and the industry in which we operate. You should carefully consider each of the following risk factors in conjunction with other information provided in this Annual Report on Form 10-K and in our other public disclosures. The risks described below highlight potential events, trends or other circumstances that could adversely affect our business, reputation, financial condition, results of operations, cash flows, liquidity or access to sources of financing, and consequently, the market value of our Class A common stock. These risks could cause our future results to differ materially from historical results and from guidance we may provide regarding our expectations of future financial performance. The risks described below are not the only risks we may face and additional risks not currently known to us or that we presently deem immaterial may emerge or become material at any time.
Summary Risk Factors
Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition and results of operations. These risks are discussed more fully below and include, but are not limited to the following:
Risks Related to Our Growth Strategies and Operations
▪Pandemics or disease outbreaks, such as the COVID-19 pandemic, have disrupted, and may continue to disrupt our business, and have materially affected our business, results of operations and our financial condition.
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
▪If we fail to maintain our corporate culture, our relationships with our team members and guests could be negatively affected.
Risks Related to Operating in the Restaurant Industry
•Incidents involving food safety and food-borne illnesses could adversely affect guests' perception of our brand, result in lower sales and increase operating costs.
•The digital and delivery business, related expenses, execution and expansion thereof, is uncertain and subject to risk.
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
•Inflationary environment poses a new risk to broader demand for restaurants, including ours.
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

Shake Shack Inc. Form 10-K | 20

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
•Security breaches of either confidential guest information in connection with, among other things, our electronic processing of credit and debit card transactions, kiosk ordering or mobile ordering app, or confidential team member information may adversely affect our business.
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

Shake Shack Inc. Form 10-K | 21

Risks Related to Our Convertible Notes
•Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
•The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.
•Conversion of the Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our Class A common stock.
•Certain provisions in the indenture governing the Notes may delay or prevent an otherwise beneficial takeover attempt of us.
RISKS RELATED TO OUR GROWTH STRATEGIES AND OPERATIONS

Pandemics or disease outbreaks, such as the COVID-19 pandemic, have disrupted, and may continue to disrupt our business, and have materially affected our operations, results of operations and our financial condition.
COVID-19 was officially declared a global pandemic by the World Health Organization in March 2020.The outbreak of the virus has continued to impact the United States and the global economy, resulting in varying levels of restrictions and shutdowns implemented by international, national, state, and local authorities. In response to the outbreak, in March 2020, we closed all dining rooms and temporarily shifted to a “to-go” only operating model in our domestic Company-operated Shacks. With a prioritization on health and safety, we have re-opened dining rooms, where permitted, under modified operations to meet public health guidelines and evolving guest behaviors and expectations.
Viruses such as COVID-19 may be transmitted through human contact and airborne delivery, and the risk of contracting viruses could continue to cause team members or guests to avoid gathering in public places. Additionally, government authorities have imposed and may continue to impose vaccine or testing mandates, mandatory closures, curfews, restrictions on public gatherings, human interactions and restaurant operations which have impacted our ability to offer all sales channels at all Shacks. These restrictions have had, and may continue to have, adverse effects on our guest traffic and the ability to adequately staff our Shacks.
Throughout the pandemic, state and local governments in the U.S. and throughout the world have alternated between removing and easing certain restrictions on the one hand, and reintroducing restrictions on businesses, including restaurants, on the other hand, depending on the severity of local or regional outbreaks. Additionally, different jurisdictions have seen varying levels of outbreaks or resurgences in outbreaks, and corresponding differences in government responses, which has made it, and may continue to make it, difficult for us to plan or forecast an appropriate response. For example, a material portion of our licensed revenue comes from Asia, a region which has seen more severe restrictions lately from rising COVID-19 cases than the United States. While we cannot predict the duration or scope of the COVID-19 pandemic or the ongoing response from governing authorities, the pandemic and the response to the pandemic has negatively impacted our business and such impact has been, and is expected to continue to be, material to our business, financial condition and results of operations.
The significance of the operational and financial impact on us will depend on how long and widespread the disruptions caused by COVID-19, and the corresponding response to contain the virus and treat those affected by it prove to be. Further uncertain or changing economic and market conditions, including prolonged periods of high unemployment, staffing issues, inflation, deflation or prolonged weak consumer demand or a decrease in consumer discretionary spending, or political or other changes resulting from the pandemic or other factors would continue to impact our business, sales and operating results. The COVID-19 pandemic has adversely affected our ability to execute our growth plans, including delays in construction of new Shacks, delays in our digital initiatives and adverse impacts to our overall ability to successfully enter into new markets.
Our operations have been further disrupted when team members contract or have been exposed to COVID-19 or other illnesses, since this has required us or our business partners to quarantine some or all such employees and disinfect our impacted restaurant facilities. In some cases, we are required by local and state regulations to report team members who have contracted or been exposed to the virus. If a significant percentage of our workforce or the workforce of our business partners are unable to work due to reasons including illness or travel restrictions in connection with pandemics or disease outbreaks, our operations

Shake Shack Inc. Form 10-K | 22

may be negatively impacted, which could have a material adverse effect on our business, financial condition and results of operations.
Our long-term success is dependent on the selection, design and execution of appropriate business strategies.
We operate in a highly competitive and ever-changing environment. Our long-term success is dependent on our ability to identify, develop and execute appropriate business strategies within this environment. Our current strategies include:
▪Enhancing our omnichannel guest experience. This will occur through the accelerated innovation of new digital tools (e.g., new digitally-enabled ordering experiences, the introduction of a new digital payments platform, our recently upgraded website, and in-app delivery) and the continued integration of our data platforms enabling segmentation and targeted marketing strategies.
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
▪Menu innovation, with a focus on LTOs, collaborations and the expansion of existing menu categories including expanding the options for premium add-ons.

We may experience challenges in achieving the goals we have set and we may be unsuccessful in executing on our strategies once identified. Conversely, we may also execute on poorly designed strategies that prove to be ineffective or require us to make substantial changes to our strategy in order to produce the desired results. Our strategies may expose us to additional risks, and strategies that have been successful for us in the past may fail to be so in the future. We may incur significant costs and damage our brand if we are unable to identify, develop and execute on appropriate business strategies, which could have a material adverse effect on our business, financial condition and results of operations.
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
▪identification and availability of attractive sites for new Shacks;
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
▪proximity of potential sites to an existing Shack, and the impact of cannibalization on future growth;
▪anticipated commercial, residential and infrastructure development near our new Shacks;
▪cost and availability of capital to fund construction costs and pre-opening costs; and
▪COVID-19 related factors such as longer permitting cycles and availability of construction and restaurant equipment and services.

Shake Shack Inc. Form 10-K | 23

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
If the costs of funding new Shacks or renovations or enhancements to existing Shacks exceed budgeted amounts, and/or the time for building or renovation is longer than anticipated, our profits could be reduced. Additionally, recent inflation of material and labor costs in addition to our new, larger drive-thru formats have resulted in higher construction costs. If we cannot access the capital we need, we may not be able to execute our growth strategy, take advantage of future opportunities or respond to competitive pressures.
Our expansion into new domestic markets may present increased risks, which could affect our profitability.
We plan to open domestic Company-operated Shacks in markets where we have little or no operating experience. Shacks we open in new markets may take longer to reach expected Shack sales and profit levels on a consistent basis, may be less profitable on average than our current base of Shacks and may have higher construction, occupancy or operating costs than Shacks we open in existing markets. New markets may have competitive conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets. We may need to make greater investments than we originally planned in advertising and promotional activity in new markets to build brand awareness. We may find it more difficult in new markets to hire, motivate and retain qualified team members who share our values. We may also incur higher costs from entering new markets if, for example, we assign area directors to manage comparatively fewer Shacks than we assign in more developed markets. Also, until we attain a critical mass in a market, the Shacks we do open may incur higher food distribution costs and reduced operating leverage. As a result, these new Shacks may be less successful or may achieve target Shack-level operating profit margins at a slower rate, if ever. If we do not successfully execute our plans to enter new markets, our business, financial condition or results of operations could be adversely affected. In addition, we plan to continue to expand our international presence, which can pose similar and additional challenges in opening new Shacks.
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

Shake Shack Inc. Form 10-K | 24

a deterioration in the financial performance of our existing Shacks. If we experience a decline in financial performance, we may decrease the number of or discontinue Shack openings, or we may decide to close Shacks that we are unable to operate in a profitable manner.
New Shacks, once opened, may not be profitable, and may negatively affect Shack sales at our existing Shacks.
Our results have been, and in the future may continue to be, significantly impacted by the timing of new Shack openings (often dictated by factors outside of our control), including landlord delays, associated Shack pre-opening costs and operating inefficiencies, as well as changes in our geographic concentration due to the opening of new Shacks. We typically incur the most significant portion of pre-opening costs associated with a given Shack within the several months preceding the opening of the Shack. Our experience has been that labor and operating costs associated with a newly opened Shack for the first several months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of Shack sales. Our new Shacks take a period of time to reach target operating levels due to inefficiencies typically associated with new Shacks, including the training of new personnel, new market learning curves, inability to hire sufficient qualified staff and other factors. We may incur additional costs in new markets, particularly for transportation and distribution, which may impact the profitability of those Shacks. Although we have specific target operating and financial metrics, new Shacks may not meet these targets or may take longer than anticipated to do so. Any new Shacks we open may not be profitable or achieve operating results similar to those of our existing Shacks, which could adversely affect our business, financial condition and results of operations.
The opening of a new Shack in or near markets in which we already have Shacks could adversely affect the Shack sales of those existing Shacks. Existing Shacks could also make it more difficult to build our consumer base for a new Shack in the same market. We will continue to cluster in select markets and open new Shacks in and around areas of existing Shacks that are operating at or near capacity to leverage operational efficiencies and effectively serve our guests. Cannibalization of Shack sales among our Shacks may become significant in the future as we continue to expand our operations and could adversely affect our Shack sales growth, which could, in turn, adversely affect our business, financial condition and results of operations.
Additionally, many of our current domestic Company-operated Shacks are located in high volume urban markets. As we expand, the number of domestic Company-operated Shacks located in high volume urban markets will decrease relative to the system-wide Shack portfolio and as a result we do not expect to maintain our current average unit volumes ("AUVs") and Shack-level operating profit margins, which could adversely affect our business, financial condition and results of operations.
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
Our mission to Stand For Something Good is a significant part of our business strategy and who we are as a Company. It's our commitment to all that is good in the world and is a reflection of how we embrace our values both internally and externally. We pride ourselves on sourcing premium ingredients from like-minded producers — all-natural proteins, vegetarian fed, humanely raised and source verified, with no added hormones or antibiotics. We are dedicated to using sustainable materials and equipment whenever possible, and distinctive furniture and fixtures that advance our sustainability and diversity initiatives, as well as being committed to achieving ethical and humane practices for the animals in our supply chain. We also strive to be the best employer and a good citizen in each community we call home.
We do, however, face many challenges in carrying out our mission to Stand For Something Good. We incur higher costs and other risks associated with paying above-average wages to our team members and purchasing high quality ingredients grown or

Shake Shack Inc. Form 10-K | 25

raised with an emphasis on quality and responsible practices. As a result, our food and labor costs may be significantly higher than other companies who do not source high quality ingredients or pay above minimum wage. Additionally, the supply for high quality ingredients may be limited and it may take us longer to identify and secure relationships with suppliers that are able to meet our quality standards and have sufficient quantities to support our growing business. If we are unable to obtain a sufficient and consistent supply for our ingredients on a cost-effective basis, our food costs could increase or we may experience supply interruptions which could have an adverse effect on our operating margins. Additionally, some of our competitors have announced initiatives to offer better quality ingredients, such as antibiotic-free and fresh meat. If this trend continues, it could further limit our supply for certain ingredients and we may lose our competitive advantage as it will be more difficult to differentiate ourselves.
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
We have a limited number of suppliers for our major ingredients, including beef patties, chicken, potato buns, custard, portobello mushrooms and cheese sauce. In fiscal 2021, we purchased all of our (i) ground beef patties from nine of our ten approved beef processors, with approximately 41% of our ground beef patties supplied from one supplier; (ii) chicken breasts from one supplier; (iii) potato buns from one supplier; (iv) custard base from two suppliers; (v) 'Shroom Burgers from one supplier; (vi) crinkle cut fries from two suppliers; and (vii) ShackSauce from one supplier. Due to this concentration of suppliers, the cancellation of our supply arrangements with any one of these suppliers or the disruption, delay or inability of these suppliers to deliver these major products to our Shacks may materially and adversely affect our results of operations while we establish alternate distribution channels. In addition, if our suppliers fail to comply with food safety or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted. We cannot assure you that we would be able to find replacement suppliers on commercially reasonable terms or a timely basis, if at all.
We contract with one distributor, which we refer to as our "broadline" distributor, to provide virtually all of our food distribution services in the United States. As of December 29, 2021, approximately 81% of certain food and beverage ingredients, including chicken, fries and custard, collectively representing 45% of our purchases, were processed through our broadline distributor for distribution and delivery to each Shack. As of December 29, 2021, we utilized 20 affiliated distribution centers and each distribution center carries two to three weeks of inventory for our core ingredients. In the event of a catastrophe, such as a fire, our broadline distributor can supply the Shacks affected by their respective distribution center from another affiliated distribution center. If a catastrophe, such as a fire, were to occur at the distribution center that services the Shacks located in New York and northern New Jersey, we would be at immediate risk of product shortages because that distribution center supplies 21% of our domestic Company-operated Shacks as of December 29, 2021, which collectively represented 25% of our Shack sales for fiscal 2021. The other 19 distribution centers collectively supply the other approximately 79% of our domestic Company-operated Shacks, which represented the remaining 75% of our Shack sales.
Although we believe that alternative supply and distribution sources are available, there can be no assurance that we will continue to be able to identify or negotiate with such sources on terms that are commercially reasonable to us. If our suppliers or distributors are unable to fulfill their obligations under their contracts or we are unable to identify alternative sources, we could

Shake Shack Inc. Form 10-K | 26

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
Additionally, we face additional expenses as it relates to our digital business which can vary over time and may impact our overall profitability.
We rely on a limited number of licensees for the operation of our licensed Shacks, and we have limited control with respect to the operations of our licensed Shacks, which could have a negative impact on our reputation and business.
We rely, in part, on our licensees and the manner in which they operate their Shacks to develop and promote our business. As of December 29, 2021, nine licensees operated all of our domestic licensed Shacks and six licensees operated all of our international licensed Shacks, with one such licensee operating 44% of our international licensed Shacks. Our licensees are required to operate their Shacks according to the specific guidelines we set forth, which are essential to maintaining brand integrity and reputation, all laws and regulations applicable to Shake Shack and its subsidiaries, and all laws and regulations applicable in the countries in which Shake Shack operates. We provide training to these licensees to integrate them into our operating strategy and culture. However, since we do not have day-to-day control over all of these Shacks, we cannot give assurance that there will not be differences in product and service quality, operations, labor law enforcement, marketing or that there will be adherence to all of our guidelines and applicable laws at these Shacks. In addition, if our licensees fail to make investments necessary to maintain or improve their Shacks, guest preference for the Shake Shack brand could suffer. Failure of these Shacks to operate effectively could adversely affect our cash flows from those operations or have a negative impact on our reputation or our business.
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

Shake Shack Inc. Form 10-K | 27

purchase terms for the sites, obtain the necessary permits and governmental approvals or meet construction schedules. Additionally, financing from banks and other financial institutions may not always be available to licensees to construct and open new Shacks. Any of these problems could slow our growth from licensing operations and reduce our licensing revenues.
If we fail to maintain our corporate culture, our relationships with our team members and guests could be negatively affected.
We take great pride in our culture and believe that it is an extremely important factor in our success. We believe that our culture of Enlightened Hospitality and our mission to Stand For Something Good creates a truly differentiated experience for our guests and is one of the reasons guests choose to dine with us and team members choose us as a place of employment. If we are unable to maintain our culture, especially as we continue to rapidly grow and expand in new markets, our reputation may be damaged, we may lose the trust of our guests, team member morale may be diminished and we may experience difficulty recruiting and retaining qualified team members. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.
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

Shake Shack Inc. Form 10-K | 28

The digital and delivery business, related expenses, execution and expansion thereof, is uncertain and subject to risk.
Digital innovation and growth remains a key focus for us. We continue to execute upon our digital strategy, including the enhancement of our omnichannel guest experience through the accelerated innovation of new digital tools, and the continued integration of our data platforms enabling segmentation and targeted marketing strategies. Furthermore, in fiscal 2020 we expanded our reach with third-party delivery partners, and in September 2021, we began offering delivery through the Shake Shack website. Delivery will be across all our native digital platforms with the anticipated launch of the new Android experience in early 2022. We believe these digital investments to be a critical differentiator for our business, creating the opportunity to drive greater engagement and frequency with both new and existing guests. As the digital space around us continues to evolve, our technology needs to evolve concurrently to stay competitive with the industry. If we do not maintain and innovate our digital systems that are competitive with the industry, and as we face execution risks around upgrades of existing and new digital platforms, our digital business may be adversely affected and could damage our sales as well as profitability. We rely on third-parties for our ordering and payment platforms relating to our mobile app and kiosks. Such services performed by these third-parties could be damaged or interrupted by technological issues, which could then result in a loss of sales for a period of time. We also could see higher costs from our digital partners which we may not be able to fully offset by price. Information processed by these third-parties could also be impacted by cyber-attacks, which could not only negatively impact our sales, but also harm our brand image.
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
Third-party delivery services within the restaurant industry is a competitive environment and includes a number of players competing for market share. If our third-party delivery partners fail to effectively compete with other third-party delivery providers in the sector, our delivery business may suffer resulting in a loss of sales. If any third-party delivery provider we partner with experiences damage to their brand image, we may also see ramifications due to our partnership with them. Additionally, some of our competitors have greater financial resources to spend on marketing and advertising around their digital and delivery campaigns than we are able to at this time. Should our competitors increase their spend in these areas, or if our advertising and promotions be less effective than our competitors, there could be an adverse impact on our business in this space. Third-party delivery services within the restaurant industry typically charge restaurants a fee per order. We currently have contracts with our major delivery service providers for a fixed period of time. However, there is uncertainty as to how these fees will evolve. In 2021, we implemented menu price inflation on our third-party delivery platforms to help offset a portion of this fee; the higher menu prices could result in loss of sales. As delivery, as well as the partnerships we have made in connection with delivery, is still a growing business for us, it is difficult for us to anticipate its impact to our sales as well as the challenges we may face in the future.
Rising labor costs and difficulties recruiting and retaining the right team members could adversely affect our business.
As our culture remains an important factor to our success, it in part depends on our ability to attract, motivate and retain a sufficient number of qualified managers and team members to meet the needs of our existing Shacks and to staff new Shacks. We aim to hire talented people who have integrity, who are warm, motivated, self-aware, intellectually curious, and possess the competencies and skills to continue to foster our growth. We value people who are excited and committed to high performance, remarkable and enriching hospitality, embodying our culture, and actively growing themselves and the brand.
In many markets, competition for qualified individuals is intense and we may be unable to identify and attract a sufficient number of individuals to meet our growing needs, especially in markets where our brand is less established. As a result, because we aim to hire the best people, we may be required to pay higher wages and provide greater benefits. Our commitment to taking care of our team may cause us to incur higher labor costs compared to other restaurant companies. Additionally, several states in which we operate have enacted minimum wage increases and it is possible that other states or the federal government could also

Shake Shack Inc. Form 10-K | 29

enact minimum wage increases, scheduling and benefit changes, increased health care and workers' compensation insurance costs and benefits and costs related to the COVID-19 pandemic. Such increases have and may continue to cause an increase to our labor and related expenses and cause our Shack-level operating profit margins to decline. In the event there are additional minimum wage increases, increases in employee turnover or other legislation related to employee benefits are enacted or changed, such as the Affordable Care Act, we may be required to implement additional pay increases or provide additional benefits in the future in order to continue to attract and retain the most qualified people, which may put further pressure on our operating margins by increasing costs. Overall, we expect wages at all levels to continue to increase in the near and short term and we expect these rising wages to add pressure to our operating profit.
We place a heavy emphasis on the qualification and training of our team members and spend a significant amount of time and money training our team members. Any inability to recruit and retain qualified individuals may result in higher turnover and increased labor costs, and could compromise the quality of our service, all of which could adversely affect our business. Any such inability could also delay the planned openings of new Shacks and could adversely impact our existing Shacks. Such increased costs of attracting qualified team members or delays in Shack openings could adversely affect our business, financial condition and results of operations.
Increased food commodity and energy costs could decrease our Shack-level operating profit margins or cause us to limit or otherwise modify our menu, which could adversely affect our business.
Our profitability depends, in part, on our ability to anticipate and react to changes in the price and availability of food commodities, including among other things beef, poultry, grains, dairy and produce. Prices may be affected due to market changes, increased competition, the general risk of inflation, shortages or interruptions in supply due to weather, disease or other conditions beyond our control, or other reasons. For example, in previous years, there were recalls for romaine lettuce, and although we do not serve romaine lettuce, we nonetheless experienced a slight financial impact due to higher demand and price of other types of lettuce we do serve on our burgers and sandwiches. Similarly, beef supply shortages, largely caused by plant shut downs due to COVID-19 and lack of labor at processing facilities resulted in significant inflation in beef compared to fiscal 2019. Other events could increase commodity prices or cause shortages that could affect the cost and quality of the items we buy or require us to further raise prices or limit our menu items. Furthermore, increasing weather volatility or other long-term changes in global weather patterns, including any changes associated with global climate change, could have a significant impact on the price or availability of some of our ingredients. These events, combined with other more general economic and demographic conditions, could impact our pricing and negatively affect our Shack sales and Shack-level operating profit margins. While we have been able to partially offset inflation and other changes in the costs of core operating resources by gradually increasing menu prices, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. From time to time, competitive conditions could limit our menu pricing flexibility. In addition, macroeconomic conditions could make additional menu price increases imprudent. There can be no assurance that future cost increases can be offset by increased menu prices or that increased menu prices will be fully absorbed by our guests without any resulting change to their visit frequencies or purchasing patterns. In addition, there can be no assurance that we will generate same-Shack sales growth in an amount sufficient to offset inflationary or other cost pressures.
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

Shake Shack Inc. Form 10-K | 30

Additionally, with elevated inflationary pressures across the business, we face an above average risk that we will have to renegotiate contracts and agreements with suppliers on a more frequent basis. Shortened windows of certainty can impact our ability to plan our business from a supply and profitability perspective and we face greater risk of margin volatility.
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
We currently have eight approved raw beef suppliers and ten approved beef processors in the United States. If there is a supply issue with all U.S. raw beef, we have seven approved raw beef suppliers and eight approved beef processors in other countries. The risks to using international suppliers are shipping lead time, shipping costs, potential import duties and U.S. customs. It is unknown at this time how long it would take and at what cost the raw material would be to import from any such other country, but the delay and cost would likely be adverse to our business.
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
Our competition continues to intensify as new competitors enter the burger, fast casual, quick service and casual dining segments. Many of our competitors emphasize low cost "value meal" menu items or other programs that provide price discounts on their menu items, a strategy we do not pursue. We also face increasing competitive pressures from some of our competitors who have announced initiatives to offer better quality ingredients, such as antibiotic-free meat.
Changes in consumer tastes, nutritional and dietary trends, traffic patterns and the type, number, and location of competing restaurants often affect the restaurant business. Our sales could be impacted by changes in consumer preferences in response to dietary concerns, including preferences regarding items such as calories, sodium, carbohydrates or fat. Our competitors may react more efficiently and effectively to these changes than we can. We cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions or our ability to adapt our menu items to trends in eating habits.

Shake Shack Inc. Form 10-K | 31

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
Inflationary environment poses a new risk to broader demand for restaurants, including ours.
Our continued success depends on our guest ability and willingness to pay for rising menu prices across our channels. The restaurant industry broadly has faced wide-spread inflation over the past year, and is likely to continue to face inflationary pressures for the foreseeable future. In a bid to help offset these additional cost pressures, many restaurants have raised menu prices as well as charging a premium price through third-party delivery channels. As of December 2021, the US Bureau of Labor and Statistics reported 6% year-on-year inflation in all Food Away From Home, and 8% in Limited-Service Restaurants.
Shake Shack as a young and growing brand, has historically been conservative on price, typically raising price by 1%-2% a year. However, we implemented a 3.0% to 3.5% menu price increase in October 2021, inclusive of a 10% premium menu price on third party delivery platforms to partially offset the current above average inflationary pressures across the business. We anticipate additional price increases in 2022 beyond the normal pricing pattern as inflationary pressures warrant. However, there is risk that consumer demand suffers as a result of our more aggressive price increases.
The increasing focus on environmental sustainability and social initiatives could increase our costs, harm our reputation and adversely impact our financial results.
There has been increasing public focus by investors, environmental activists, the media and governmental and nongovernmental organizations on a variety of environmental, social and other sustainability matters. With respect to the restaurant industry, concerns have been expressed regarding energy management, water management, food and packaging waste management, food safety, nutritional content, labor practices and supply chain and management food sourcing. We experience pressure to make commitments relating to sustainability matters that affect companies in our industry, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. If we are not effective in addressing environmental, social and other sustainability matters affecting our industry, or setting and meeting relevant sustainability goals, our brand image may suffer. In addition, we may experience increased costs in order to execute upon our sustainability goals and measure achievement of those goals, which could have an adverse impact on our business, financial condition and results of operations.
Our international licensed Shacks import many of our proprietary and other core ingredients from the United States and other countries. If this international supply chain is interrupted, our international licensed operations could encounter supply shortages and incur higher costs.
Our international licensed Shacks import many of our proprietary ingredients from the United States as well as other countries. For example, our proprietary blend of beef patties and/or raw materials for beef patties primarily originate from the United States, Australia and Uruguay and our mushrooms originate from the United States and United Kingdom. We have worked to expand our international supply chain with secondary suppliers for various key ingredients across Turkey, Japan, South Korea and China. While we have established secondary supply solutions for some of these ingredients, we have not acquired secondary suppliers for all of them. Most of our suppliers around the world have experienced difficulties and delays in acquiring ingredients to make our products.
Due to the increasingly long lead time and general volatility in the supply chain and global ocean freight disruptions, the third-party logistic providers for our international licensed Shacks carry at least three months of inventory to allow for delays or interruptions in the supply chain. Specifically, we have had past and ongoing issues ensuring that timely and adequate supplies

Shake Shack Inc. Form 10-K | 32

reach our international licensed Shacks. Our licensees delegate the supply function to their internal or third-party logistics providers in each country in which they operate, with which we have limited and restricted communication, preventing us from exercising direct control or instruction over such entities.
If our international licensed Shacks are unable to obtain our proprietary ingredients in the necessary amounts in a timely fashion as a result of logistics issues, sanctions or other challenges, it could harm its business and adversely affect the licensing revenue we receive, adversely impacting our business, financial condition and results of operations.
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
Our business is subject to the risk of litigation by team members, guests, suppliers, licensees, stockholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action and regulatory actions, is difficult to assess or quantify. In recent years, restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted from time to time alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal deductions, overtime eligibility of assistant managers and failure to pay for all hours worked.
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
Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations. In addition, they may generate negative publicity, which could reduce guest traffic and Shack sales. Although we maintain what we believe to be adequate levels of insurance to cover any of these liabilities, insurance may not be available at all or in sufficient amounts with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims or any adverse publicity resulting from claims could adversely affect our business, financial condition and results of operations.
Our business is subject to risks related to our sale of alcoholic beverages.
We serve beer and wine at most of our Shacks. Alcoholic beverage control regulations generally require our Shacks to apply to a state authority and, in certain locations, county or municipal authorities for a license that must be renewed annually and may be

Shake Shack Inc. Form 10-K | 33

revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of daily operations of our Shacks, including minimum age of patrons and team members, hours of operation, advertising, trade practices, wholesale purchasing, other relationships with alcohol manufacturers, wholesalers and distributors, inventory control and handling, storage and dispensing of alcoholic beverages. Any future failure to comply with these regulations and obtain or retain licenses could adversely affect our business, financial condition and results of operations.
We are also subject in certain states to "dram shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance. Recent litigation against restaurant chains has resulted in significant judgments and settlements under dram shop statutes. Because these cases often seek punitive damages, which may not be covered by insurance, such litigation could have an adverse impact on our business, financial condition and results of operations. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and resources away from operations and hurt our financial performance. A judgment significantly in excess of our insurance coverage or not covered by insurance could have a material adverse effect on our business, financial condition and results of operations.
GENERAL BUSINESS AND ECONOMIC RISKS

Damage to our reputation could negatively impact our business, financial condition and results of operations.
Our reputation and the quality of our brand are critical to our business and success in existing markets, and will be critical to our success as we enter new markets. We believe that we have built our reputation on the high quality of our food and service, our commitment to our guests, our strong team culture, and the atmosphere and design of our Shacks, and we must protect and grow the value of our brand in order for us to continue to be successful. Any incident that erodes consumer loyalty to our brand could significantly reduce its value and damage our business.
We may be adversely affected by any negative publicity, regardless of its accuracy, including with respect to:
▪food safety concerns, including food tampering or contamination;
▪food-borne illness incidents;
▪the safety of the food commodities we use, particularly beef;
▪guest injury;
▪security breaches of confidential guest or team member information;
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
Additionally, there has been a marked increase in the use of social media platforms and similar devices that provide individuals with access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate as is its impact. Many social media platforms immediately publish the content their subscribers and participants can post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is seemingly limitless and readily available. Information concerning us may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects or business. The harm may be immediate without affording us an opportunity for redress or correction.
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
In poor economic conditions, guest traffic could be adversely impacted if our guests choose to dine out less frequently or reduce the amount they spend on meals while dining out. Reduced guest traffic could result in lower Shack sales and licensing revenue, as well as a decline in our profitability as we spread fixed costs across a lower level of Shack sales. Prolonged negative trends in sales could cause us and our licensees to, among other things, reduce the number and frequency of new Shack openings, close Shacks, delay remodeling of our existing Shacks or recognize asset impairment charges.
Because many of our domestic Company-operated Shacks are concentrated in local or regional areas, we are susceptible to economic and other trends and developments, including adverse weather conditions, in these areas.
Since our founding, we have built some of the industry's favorite community gathering places. As a result, so much of our real estate footprint has been centered in urban, office, travel and dynamic traffic-driving sales environments. Our urban Shacks make up approximately 40% of the units in our same-Shack sales base, and have historically accounted for approximately 50% of our same-Shack sales base sales prior to the COVID-19 pandemic. Additionally, our financial performance is highly dependent on Shacks located in the Northeast and the New York City metropolitan area, which comprise approximately 29% (or 63 out of 218) of our total domestic Company-operated Shacks as of December 29, 2021. As a result, adverse economic conditions in any of these markets or regions could have a material adverse effect on our overall results of operations. In addition, given our geographic concentrations, negative publicity regarding any of our Shacks in these areas and other regional occurrences such as local strikes, terrorist attacks, increases in energy prices, inclement weather or natural or man-made disasters could have a material adverse effect on our business and operations.
In particular, adverse weather conditions, such as regional winter storms, floods, severe thunderstorms and hurricanes, could negatively impact our results of operations. Temporary or prolonged Shack closures may occur and guest traffic may decline due to the actual or perceived effects of future weather related events.
Security breaches of either confidential guest information in connection with, among other things, our electronic processing of credit and debit card transactions, kiosk ordering or mobile ordering app, or confidential team member information may adversely affect our business.
Our business requires the collection, transmission and retention of large volumes of guest and team member data, including credit and debit card numbers and other personally identifiable information, in various information technology systems that we maintain and in those maintained by third parties with whom we contract to provide services. The integrity and protection of that guest and team member data is critical to us. Further, our guests and team members have a high expectation that we and our service providers will adequately protect their personal information.
Like many other retail companies, and because of the prominence of our brand, we have experienced, and will likely continue to experience, attempts to compromise our information technology systems. Additionally, the techniques and sophistication used to conduct cyber-attacks and breaches of information technology systems, as well as the sources and targets of these attacks, change frequently and are often not recognized until such attacks are launched or have been in place for a period of time. While we continue to make significant investment in physical and technological security measures, team member training, and third party services designed to anticipate cyber-attacks and prevent breaches, our information technology networks and infrastructure or those of our third party vendors and other service providers could be vulnerable to damage, disruptions, shutdowns or breaches of confidential information due to criminal conduct, team member error or malfeasance, utility failures, natural disasters

Shake Shack Inc. Form 10-K | 35

or other catastrophic events. Due to these scenarios we cannot provide assurance that we will be successful in preventing such breaches or data loss.
Additionally, the information, security and privacy requirements imposed by governmental regulation are increasingly demanding. Our systems may not be able to satisfy these changing requirements and guest and team member expectations, or may require significant additional investments or time in order to do so. Efforts to hack or breach security measures, failures of systems or software to operate as designed or intended, viruses, operator error or inadvertent releases of data all threaten our and our service providers' information systems and records. A breach in the security of our information technology systems or those of our service providers could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits. Additionally, a significant theft, loss or misappropriation of, or access to, guests' or other proprietary data or other breach of our information technology systems could result in fines, legal claims or proceedings including regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, which could disrupt our operations, damage our reputation and expose us to claims from guests and team members, any of which could have a material adverse effect on our business, financial condition and results of operations.
If we are unable to maintain and update our information technology systems to meet the needs of our business, our business could be adversely impacted.
We rely heavily on information systems, including point-of-sale processing in our Shacks, for management of our supply chain, accounting, payment of obligations, collection of cash, credit and debit card transactions, digital ordering and other processes and procedures. As a rapidly growing business, our current information technology infrastructure may not be adequately suited to handle the increasing volume of data and additional information needs of our organization. If we are unable to successfully upgrade our information systems to meet the growing needs of our business or are delayed in doing so, whether through our enterprise-wide finance initiative Project Concrete or other future initiatives, our growth and profitability could be adversely affected.
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
Additionally, as we continue to evolve and innovate our digital platforms and enhance our internal systems, we place increasing reliance on third-parties to provide infrastructure and other support services. We may be adversely affected if any of our third-party service providers experience any interruptions in their systems, which could potentially impact the services we receive from them and cause a material failure or interruption in our own systems.

Shake Shack Inc. Form 10-K | 36

Because a component of our strategy is to continue to grow our licensed business internationally, the risks of doing business internationally could lower our revenues, increase our costs, reduce our profits or disrupt our business.
126 of our 151 licensed Shacks as of December 29, 2021 are located outside the United States and we expect to continue to expand our licensed operations internationally. As a result, we are and will be, on an increasing basis, subject to the risks of doing business outside the United States, including:
▪changes in foreign currency exchange rates or currency restructurings and hyperinflation or deflation in the countries in which we operate;
▪the imposition of restrictions on currency conversion or the transfer of funds or limitations on our ability to repatriate non-U.S. earnings in a tax effective manner;
▪inability to achieve international tax treaty status with select license partners;
▪the presence and acceptance of business corruption in various international markets;
▪the ability to comply with, or impact of complying with, complex and changing laws, regulations and policies of foreign governments that may affect investments or operations, including foreign ownership restrictions, import and export controls, tariffs, embargoes, intellectual property, licensing requirements and regulations and changes in applicable tax laws;
▪the difficulties involved in managing an organization doing business in many different countries;
▪the ability to comply with, or impact of complying with, complex and changing laws, regulations and economic policies of the U.S. government, including U.S. laws and regulations relating to economic sanctions, export controls and anti-boycott requirements;
▪increase in an anti-American sentiment and the identification of the licensed brand as an American brand;
▪the effect of disruptions caused by severe outbreak of disease, weather, natural disasters or other events that make travel to a particular region, as well as domestic visits, less attractive or more difficult; and
▪political and economic instability.
Any or all of these factors may adversely affect the performance of and revenues we receive from our licensed Shacks located in international markets. Our international licensed Shacks operate in several volatile regions that are subject to geopolitical and socio-political factors that pose risk to our business operations. In the past, certain licensees have been negatively impacted by currency devaluation, and we have seen a reduction in licensing revenue from those respective Shacks.Also, the economy of any region in which our Shacks are located may be adversely affected to a greater degree than that of other areas of the country or the world by certain developments affecting industries concentrated in that region or country. For example, our Shacks that recently opened in Hong Kong have suffered from political unrest due to protesting in the area, and as such, have had to close in certain instances. Such closures result in a loss of sales for the respective time period. Additionally, a health outbreak, such as the COVID-19 pandemic, could slow traffic in the impacted regions and could result in a loss of sales. While these factors and the impact of these factors are difficult to predict, any one or more of them could lower our revenues, increase our costs, reduce our profits or disrupt our business. As our international licensed operations increase, these risks will become more pronounced.
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
We maintain various insurance policies for team member health, workers' compensation, general liability, and property damage. We believe that we maintain insurance customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Such losses could have a material adverse effect on our business and results of operations.
Additionally, we are self-insured for our team member medical plan and we recognize a liability that represents our estimated cost of claims incurred but not reported as of the balance sheet date. Our estimated liability is based on a number of assumptions and factors, including actuarial assumptions and historical trends. Our history of claims experience is short and our significant growth rate could affect the accuracy of our estimates. If a greater amount of claims are reported, or if medial costs increase beyond what we expect, our liabilities may not be sufficient and we could recognize additional expense, which could adversely affect our results of operations.
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
We are subject to extensive federal, state, local and foreign laws and regulations, as well as other statutory and regulatory requirements, including those related to:

Shake Shack Inc. Form 10-K | 38

▪Nutritional content labeling and disclosure requirements - There has been increased legislative, regulatory and consumer focus on the food industry including nutritional and advertising practices. These changes have resulted in, and may continue to result in, the enactment of laws and regulations that impact the ingredients and nutritional content of our menu items, or laws and regulations requiring us to disclose the nutritional content of our food offerings. For example, a number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information to customers, or have enacted legislation restricting the use of certain types of ingredients in restaurants. These labeling laws may change consumer buying habits in a way that adversely impacts our sales. Additionally, an unfavorable report on, or reaction to, our menu ingredients, the size of our portions or the nutritional content of our menu items could negatively influence the demand for our offerings.
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

Shake Shack Inc. Form 10-K | 39

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
▪U.S. Foreign Corrupt Practices Act and other similar anti-bribery and anti-kickback laws - A significant portion of our licensed operations are located outside the United States. The U.S. Foreign Corrupt Practices Act, and other similar anti-bribery and anti-kickback laws and regulations, in general prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. While our license agreements mandate compliance with applicable law, we cannot assure you that we will be successful in preventing our employees or other agents from taking actions in violation of these laws or regulations. Such violations, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, results of operations and cash flows.

The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations, uncertainty around future changes in laws made by new regulatory administrations or our inability to respond effectively to significant regulatory or public policy issues, could increase our compliance and other costs of doing business and, therefore, have an adverse effect on our results of operations. Failure to comply with the laws and regulatory requirements of federal, state and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability. In addition, certain laws, including the ADA, could require us to expend significant funds to make modifications to our Shacks if we fail to comply with applicable standards. Compliance with all of these laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings.
Our ability to use our net operating loss carryforwards may be subject to limitation.
As of December 29, 2021, our federal and state net operating loss (“NOL”) carryforwards, for income tax purposes were $448.8 million and $237.7 million, respectively. If not utilized, $397.0 million of our federal NOLs can be carried forward indefinitely, and the remainder will begin to expire in 2035. If not utilized, $41.3 million of our state NOL carryforwards can be carried forward indefinitely, and the remainder will begin to expire in 2023. Federal NOLs incurred in taxable years beginning after December 31, 2017 can be carried forward indefinitely, but the deductibility of federal NOLs in taxable years beginning after December 31, 2020, is subject to certain limitations.
In addition, under Section 382 of the Internal Revenue Code (“IRC”) of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” its ability to use its pre-change NOLs to offset its post-change income may be limited. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. In connection with the equity offering, as

Shake Shack Inc. Form 10-K | 40

described in "Part I. Item I. Business," herein, we conducted a Section 382 study to determine whether the use of our NOLs is limited. While we did not experience an ownership change related to the equity offering during 2021, we did experience an ownership change in the second quarter of 2018. An ownership change under Section 382 of the IRC establishes an annual limitation to the amount of NOL carryforwards we could utilize to offset our taxable income in a single year. The change in ownership that occurred in 2018 will not limit our ability to utilize the NOLs before the expiration of the NOL carryforward period. We may experience ownership changes in the future, including as a result of this offering or subsequent changes in our stock ownership, some of which are outside our control. This could limit the amount of NOLs that we can utilize annually to offset future taxable income or tax liabilities. Subsequent statutory or regulatory changes in respect of the utilization of NOLs for federal or state purposes, such as suspensions on the use of NOLs or limitations on the deductibility of NOLs carried forward, or other unforeseen reasons, may result in our existing NOLs expiring or otherwise being unavailable to offset future income tax liabilities.
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
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. It also requires annual management assessments of the effectiveness of our internal control over financial reporting and disclosure of any material weaknesses in such controls. We are required to have our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. Any failure to develop or maintain effective controls, or any difficulties encountered in the implementation or improvement of such controls, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of management evaluations and independent registered public accounting firm audits of our internal control over financial reporting that we are required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which may have a negative effect on the trading price of our Class A

Shake Shack Inc. Form 10-K | 41

common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange.
RISKS RELATED TO OUR ORGANIZATIONAL STRUCTURE

Shake Shack has non-controlling interest holders, whose interests may differ from those of our public stockholders.
As of December 29, 2021, the non-controlling interest holders control approximately 16.1% of the combined voting power of our common stock through their ownership of both our Class A and Class B common stock. The non-controlling interest holders, for the foreseeable future, have influence over corporate management and affairs, as well as matters requiring stockholder approval. The non-controlling interest holders are able to, subject to applicable law and the voting arrangements, participate in the election of a majority of the members of our Board of Directors and actions to be taken by us and our Board of Directors, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. It is possible that the interests of the non-controlling interest holders may in some circumstances conflict with our interests and the interests of our other stockholders. For example, the non-controlling interest holders may have different tax positions from us, especially in light of the tax receivable agreement we entered into with the non-controlling interest holders that provides for the payment by us to the non-controlling interest holders of 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize (the "Tax Receivable Agreement"). This could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when Shake Shack should terminate the Tax Receivable Agreement and accelerate its obligations thereunder. In addition, the determination of future tax reporting positions, the structuring of future transactions and the handling of any future challenges by any taxing authorities to our tax reporting positions may take into consideration these non-controlling interest holders' tax or other considerations, which may differ from the considerations of us or our other stockholders.
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

Shake Shack Inc. Form 10-K | 42

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
We have an aggregate of 160,857,603 shares of Class A common stock authorized but unissued, including 2,921,587 shares of Class A common stock issuable upon the redemption or exchange of LLC Interests held by the non-controlling interest holders. Subject to certain restrictions set forth in the SSE Holdings LLC Agreement, the non-controlling interest holders are entitled to have their LLC Interests redeemed or exchanged for shares of our Class A common stock.
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

Shake Shack Inc. Form 10-K | 43

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

Shake Shack Inc. Form 10-K | 44

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

Shake Shack Inc. Form 10-K | 45

the Tax Receivable Agreement in excess of the tax savings that we realize in respect of the tax attributes with respect to non-controlling interest holders that are the subject of the Tax Receivable Agreement.
RISKS RELATED TO OUR CONVERTIBLE NOTES

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
Our ability to make scheduled payments of the principal of, to pay special interest on or to refinance our indebtedness, including the $250.0 million 0% Convertible Senior Notes due 2028 (the “Notes”), depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Conversion of the Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our Class A common stock.
The conversion of some or all of the Notes may dilute the ownership interests of our stockholders. Upon conversion of the Notes, we have the option to pay or deliver, as the case may be, cash, shares of our Class A common stock, or a combination of cash and shares of our Class A common stock. If we elect to settle our conversion obligation in shares of our Class A common stock or a combination of cash and shares of our Class A common stock, any sales in the public market of our Class A common stock issuable upon such conversion could adversely affect prevailing market prices of our Class A common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our Class A common stock could depress the price of our Class A common stock.
Certain provisions in the indenture governing the Notes may delay or prevent an otherwise beneficial takeover attempt of us.
Certain provisions in the indenture governing the Notes may make it more difficult or expensive for a third party to acquire us. For example, the indenture governing the Notes will require us, except as described in this offering memorandum, to repurchase the Notes for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its Notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase the Notes and/or increase the conversion rate, which could make it costlier for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.

Shake Shack Inc. Form 10-K | 46

Item 1B. Unresolved Staff Comments.
None.

Shake Shack Inc. Form 10-K | 47

Item 2. Properties.
Our home office is located at 225 Varick Street, Suite 301, New York, NY 10014. We lease our home office, which is approximately 32,000 square feet and all of our domestic Company-operated Shacks. We also have an international office in Hong Kong. We do not own any real property, nor do we own or lease any property related to our licensed operations. The following table sets forth the number of Company-operated and licensed Shacks by geographic location as of December 29, 2021.

	Company- Operated	Licensed	Total
Alabama	1	—	1
Arizona	4	1	5
California	28	1	29
Colorado	6	1	7
Connecticut	5	—	5
Delaware	1	—	1
District of Columbia	6	1	7
Florida	17	1	18
Georgia	3	1	4
Illinois	10	—	10
Indiana	3	—	3
Kansas	1	—	1
Kentucky	1	—	1
Louisiana	2	1	3
Maryland	6	1	7
Massachusetts	11	—	11
Michigan	5	—	5
Minnesota	3	1	4
Missouri	4	—	4
Nevada	4	2	6
New Jersey	11	1	12
New York	35	5	40
North Carolina	5	2	7
Ohio	5	1	6
Oregon	1	—	1
Pennsylvania	8	2	10
Rhode Island	1	—	1
Tennessee	3	—	3
Texas	17	2	19
Utah	2	1	3
Virginia	4	—	4
Washington	3	—	3
Wisconsin	2	—	2
DOMESTIC	218	25	243

Shake Shack Inc. Form 10-K | 48

Bahrain	—	2	2
China	—	19	19
Japan	—	12	12
Kuwait	—	13	13
Mexico	—	7	7
Oman	—	1	1
Philippines	—	4	4
Qatar	—	4	4
Saudi Arabia	—	7	7
Singapore	—	8	8
South Korea	—	20	20
Turkey	—	5	5
United Arab Emirates	—	13	13
United Kingdom	—	11	11
INTERNATIONAL	—	126	126
SYSTEM-WIDE	218	151	369

Item 3. Legal Proceedings
We are subject to various legal proceedings, claims and liabilities, such as employment-related claims and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance. As of December 29, 2021, we do not expect the amount of ultimate liability with respect to these matters to be material to the Company's financial condition, results of operations or cash flows.
Item 4. Mine Safety Disclosures.
Not applicable.

Shake Shack Inc. Form 10-K | 49

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
MARKET INFORMATION

Our Class A common stock is traded on the New York Stock Exchange under the symbol "SHAK."
Our Class B common stock is not listed nor traded on any stock exchange.
HOLDERS OF RECORD

As of February 9, 2022, there were 87 shareholders of record of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or "street name" accounts through brokers. As of February 9, 2022, there were 20 shareholders of record of our Class B common stock.
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

Shake Shack Inc. Form 10-K | 50

STOCK PERFORMANCE GRAPH

The following graph and table illustrate the total return from December 28, 2016 through December 29, 2021 for (i) our Class A common stock, (ii) the Standard and Poor's 500 Index, and (iii) the Standard and Poor’s 600 Restaurants Index, assuming an investment of $100 on December 28, 2016 including the reinvestment of dividends.
Comparison of 5 Year Cumulative Total Return

	12/28/2016	12/27/2017	12/26/2018	12/25/2019	12/30/2020	12/29/2021
Shake Shack Inc.	$100.00	$120.39	$117.32	$162.77	$230.41	$190.36
S&P 500 Index	100.00	121.83	116.49	153.17	181.35	233.41
S&P 600 Restaurants Index	100.00	245.05	89.57	94.30	253.52	98.10

Shake Shack Inc. Form 10-K | 51

Item 6. Selected Financial Data.
Not applicable.

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
Our fiscal year ends on the last Wednesday in December. Fiscal year 2021 and 2019 included 52 weeks and fiscal year 2020 included 53 weeks. The additional operating week of fiscal 2020 is referred to as the "53rd week." For fiscal year 2020, comparable store sales percentages were calculated excluding the 53rd week in the fourth quarter.
For discussion of our results of operations and changes in financial condition for fiscal 2020 compared to fiscal 2019 refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended December 30, 2020, filed on February 26, 2021.
The following definitions apply to these terms as used herein:
"Average unit volumes" are calculated by dividing total Shack sales by the number of Shacks open during the period. For Shacks that are not open for the entire period, fractional adjustments are made to the number of Shacks used in the denominator such that it corresponds to the period of associated sales.
"Average weekly sales" is calculated by dividing total Shack sales by the number of operating weeks for all Shacks in operation during the period. For Shacks that are not open for the entire period, fractional adjustments are made to the number of operating weeks open such that it corresponds to the period of associated sales.
"Same-Shack sales" represents Shack sales for the comparable Shack base, which is defined as the number of domestic Company-operated Shacks open for 24 full fiscal months or longer. For days that Shacks were temporarily closed, the comparative 2020 period was also adjusted. Same-Shack sales % reflects the change in year-over-year Shack sales for domestic Company-operated Shacks open for 24 full fiscal months or longer. In order to compare like-for-like periods for fiscal 2021, same-Shack sales compared the 52 weeks from December 31, 2020 through December 29, 2021 to the 52 weeks from January 2, 2020 through December 30, 2020.
"Shack system-wide sales" is an operating measure and consists of sales from our domestic Company-operated Shacks, domestic licensed Shacks and our international licensed Shacks. We do not recognize the sales from our licensed Shacks as revenue. Of these amounts, our revenue is limited to Shack sales from domestic Company-operated Shacks and licensing revenue based on a percentage of sales from domestic and international licensed Shacks, as well as certain up-front fees such as territory and opening fees.
Recent Business Trends
Throughout 2021 we faced varying degrees of COVID-19 related pressures. Despite this, we are pleased to report revenue in the fourth quarter and full year of $203.3 million and $739.9 million, respectively. Additionally, we saw our same-Shack sales versus 2019 in growth to exit the year at 2.2% in the fourth quarter, with sequential improvement throughout 2021. Although not fully recovered, we saw improvement in some of our hardest hit markets in the fourth quarter, with our urban markets exiting the fourth quarter down only 4% versus 2019. As pleased as we are with our performance in the fourth quarter, we understand that the challenges that we faced in 2021 are not entirely behind us. Fiscal January saw a significant amount of lost sales, as some of

Shake Shack Inc. Form 10-K | 54

our Shacks were impacted by closures or lost hours. Additionally, we saw a deceleration in our Same-Shack sales, finishing fiscal January up slightly at 2%.
Our performance in January is a sign that the issues that have impacted our business for the past two years are not entirely in our rear-view mirror. Looking forward to 2022, we anticipate continued inflationary pressures and sales deleverage which will pressure our Shack margins. Despite this, we believe that Shake Shack is uniquely positioned to manage through these headwinds. Through a combination of our largest development schedule ever, a healthy balance sheet which supports continued investments in digital and team members, and exciting new formats such as drive-thrus, we believe we will exit 2022 stronger than where we started. We are incredibly excited for this next chapter in the Shake Shack story.
Same-Shack sales for the fiscal fourth quarter ended December 29, 2021 increased 20.8% compared to the same period last year, with urban Shacks increasing 32.6% and suburban Shacks increasing 11.9%. Along with the continued recovery of both urban and suburban markets, this increase was driven by an 18.1% increase in guest traffic and a 2.7% increase in price mix. Additionally, Same-Shack sales increased 2.2% in the fourth quarter of 2021 versus the same period in 2019.
Same-Shack sales for the fiscal year ended December 29, 2021 increased 24.2% compared to the same period last year, with urban Shacks increasing 26.1% and suburban Shacks increasing 22.7%. This increase was due to a 19.2% increase in guest traffic due to the return of in-Shack dining as well as an increase in price mix of 5.0%. Additionally, Same-Shack sales decreased 7.8% in fiscal year 2021 compared to fiscal year 2019.
For the purpose of calculating same-Shack sales growth for the fiscal fourth quarter ended December 29, 2021, Shack sales for 156 Shacks were included in the comparable Shack base, and for the fiscal year ended December 29, 2021, Shack sales for 157 Shacks were included in the comparable Shack base.
Average weekly sales was $74,000 in the fiscal fourth quarter ended December 29, 2021, compared to $62,000 in the same period last year, driven by higher menu prices, the opening of 13 new domestic Company-operated Shacks and the continued growth in urban and suburban Shacks. Average weekly sales was $71,000 for the fiscal year ended December 29, 2021 compared to $58,000 for the same period last year, driven by the opening of 35 net new domestic Company-operated Shacks.
Shack system-wide sales increased 31.9% to $314.3 million for the fiscal fourth quarter ended December 29, 2021, versus the same period last year. Shack system-wide sales increased 44.2% to $1,123.1 million for the fiscal year ended December 29, 2021, versus the same period last year. Average unit volume for domestic Company-operated Shacks was $3.7 million for the fiscal year ended December 29, 2021 compared to $3.0 million in the same period last year.
Digital sales for the fiscal fourth quarter and fiscal year ended December 29, 2021 decreased 8.7% and increased 29.7% respectively, compared to the same periods last year. Total digital sales includes orders placed on the Shake Shack app, website and third-party delivery platforms, which represented 41.6% of Shack sales during the fiscal fourth quarter ended December 29, 2021. Digital sales retention was approximately 80% in fiscal December 2021 when compared to fiscal January 2021, when digital sales peaked. During the fourth quarter of 2021 our new purchasers in Company-owned app and web channels grew 9.6% versus the third quarter of 2021, to 3.5 million total new purchasers since mid-March of 2020.

Shake Shack Inc. Form 10-K | 55

Development Highlights
During fiscal 2021, we opened 36 new domestic Company-operated Shacks and 26 new licensed Shacks. There were one permanent domestic Company-operated Shack closure and three permanent international licensed Shack closures in fiscal 2021. Below are Shacks opened during the fourth quarter of 2021.

Location	Type	Opening Date
Lone Tree, CO — Park Meadows	Domestic Company-operated	10/13/2021
Rochester, MI — Rochester Hills	Domestic Company-operated	10/18/2021
Alabang, Philippines — Alabang Town Center	International Licensed	10/21/2021
Indianapolis, IN — The Fashion Mall at Keystone	Domestic Company-operated	10/28/2021
Westgate, Singapore — Westgate Singapore	International Licensed	10/30/2021
Sillim, South Korea — Sillim	International Licensed	11/5/2021
Encino, CA — Encino Courtyard	Domestic Company-operated	11/13/2021
Columbus, OH — Polaris	Domestic Company-operated	11/29/2021
Raleigh, NC — PNC Arena	Domestic Licensed	12/1/2021
Miami, FL — Dadeland Mall	Domestic Company-operated	12/4/2021
Maple Grove, MN — Maple Grove	Domestic Company-operated	12/6/2021
Indianapolis, IN — Downtown Indianapolis	Domestic Company-operated	12/12/2021
Cheonan, South Korea — Cheonan	International Licensed	12/13/2021
Shenzhen, China — Coco Park Shenzhen	International Licensed	12/14/2021
Danbury, CT — Danbury	Domestic Company-operated	12/15/2021
Lee's Summit, MO — Lee's Summit	Domestic Company-operated	12/20/2021
Bethesda, MD — Westfield Montgomery Mall	Domestic Company-operated	12/20/2021
New York, NY — 630 Lexington Ave (54th & Lex)	Domestic Company-operated	12/27/2021
Whitehall, PA — Lehigh Valley Mall	Domestic Company-operated	12/28/2021
Other Business Transactions
To further strengthen our Balance Sheet and position ourselves for growth, In March 2021, the Company issued $225 million aggregate principal amount of 0% Convertible Senior Notes due 2028 (“Convertible Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The Company granted an option to the initial purchasers to purchase up to an additional $25 million aggregate principal amount of Convertible Notes to cover over-allotments, which was subsequently fully exercised during March 2021, resulting in a total issuance of $250 million aggregate principal amount of Convertible Notes. The Convertible Notes will mature on March 1, 2028, unless earlier converted, redeemed or repurchased in certain circumstances. Upon conversion, the Company pays or delivers, as the case may be, cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at the Company's election.

Shake Shack Inc. Form 10-K | 56

RESULTS OF OPERATIONS

The following table summarizes our results of operations for fiscal 2021 and fiscal 2020:

(dollar amounts in thousands)	2021		2020
Shack sales	$714,989	96.6%	$506,339	96.8%
Licensing revenue	24,904	3.4%	16,528	3.2%
TOTAL REVENUE	739,893	100.0%	522,867	100.0%
Shack-level operating expenses(1):
Food and paper costs	218,262	30.5%	153,335	30.3%
Labor and related expenses	215,114	30.1%	156,814	31.0%
Other operating expenses	103,232	14.4%	73,220	14.5%
Occupancy and related expenses	59,228	8.3%	51,592	10.2%
General and administrative expenses	85,996	11.6%	64,250	12.3%
Depreciation and amortization expense	58,991	8.0%	48,801	9.3%
Pre-opening costs	13,291	1.8%	8,580	1.6%
Impairment and loss on disposal of assets	1,632	0.2%	10,151	1.9%
TOTAL EXPENSES	755,746	102.1%	566,743	108.4%
LOSS FROM OPERATIONS	(15,853)	(2.1)%	(43,876)	(8.4)%
Other income (expense), net	95	—%	(786)	(0.2)%
Interest expense	(1,577)	(0.2)%	(815)	(0.2)%
LOSS BEFORE INCOME TAXES	(17,335)	(2.3)%	(45,477)	(8.7)%
Income tax expense (benefit)	(7,224)	(1.0)%	57	—%
NET LOSS	(10,111)	(1.4)%	(45,534)	(8.7)%
Less: Net loss attributable to non-controlling interests	(1,456)	(0.2)%	(3,376)	(0.6)%
NET LOSS ATTRIBUTABLE TO SHAKE SHACK INC.	$(8,655)	(1.2)%	$(42,158)	(8.1)%
(1)As a percentage of Shack sales.

Shake Shack Inc. Form 10-K | 57

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

(dollar amounts in thousands)	2021	2020
Shack sales	$714,989	$506,339
Percentage of total revenue	96.6%	96.8%
Dollar change compared to prior year	$208,650
Percentage change compared to prior year	41.2%
Shack Sales for the fiscal year ended December 29, 2021 increased 41.2% to $715.0 million versus the prior year. This increase is inclusive of the impact of the 53rd week in the fiscal year ended December 30, 2020, which resulted in incremental Shack sales of $10.7 million. Excluding the 53rd week, Shack sales in fiscal year 2021 increased 44.2% versus the prior year. The increase in Shack sales for fiscal 2021 was primarily due to the continued recovery from the COVID-19 pandemic, in addition to the opening of 35 net new domestic Company-operated Shacks during the fiscal year.
Licensing Revenue
Licensing revenue is comprised of license fees, opening fees for certain licensed Shacks and territory fees. License fees are calculated as a percentage of sales and territory fees are payments for the exclusive right to develop Shacks in a specific geographic area.

(dollar amounts in thousands)	2021	2020
Licensing revenue	$24,904	$16,528
Percentage of total revenue	3.4%	3.2%
Dollar change compared to prior year	$8,376
Percentage change compared to prior year	50.7%
Licensing revenue for the fiscal year ended December 29, 2021 increased 50.7% to $24.9 million versus the prior year. This increase is inclusive of the impact of the 53rd week in the fiscal year ended December 30, 2020, which resulted in incremental Licensing revenue of $0.4 million. Excluding the 53rd week, Licensing revenue in fiscal year 2021 increased 54.8%.
The increase in Licensing revenue for fiscal 2021 was primarily due to increased strength across regions where COVID-19 related restrictions have been eased as well as a net increase of 23 Shacks opened during fiscal 2021. Our licensed business continues to show improvement despite the COVID-19 related challenges that remain in various regions where our licensed Shacks operate, as we continue to benefit from increased travel, tourism and spectator attendance at sporting events.
Food and Paper Costs
Food and paper costs include the direct costs associated with food, beverage and packaging of our menu items. The components of food and paper costs are variable by nature, changing with sales volume, and are impacted by menu mix and fluctuations in commodity costs, as well as geographic scale and proximity.

Shake Shack Inc. Form 10-K | 58

(dollar amounts in thousands)	2021	2020
Food and paper costs	$218,262	$153,335
Percentage of Shack sales	30.5%	30.3%
Dollar change compared to prior year	$64,927
Percentage change compared to prior year	42.3%
Food and paper costs for the fiscal year ended December 29, 2021 increased 42.3% to $218.3 million versus the prior year. The increase in Food and paper costs for fiscal 2021 was primarily due to increased sales volume associated with continued recovery from the COVID-19 pandemic and the opening of 35 net new domestic Company-operated Shacks during fiscal 2021.
As a percentage of Shack sales, the increase in Food and paper costs for fiscal 2021 was primarily driven by higher beef and chicken prices partially offset by a decrease in paper and packaging costs compared to the prior year. In addition, higher menu prices across our channels enacted in fiscal 2021 helped offset some of the higher Food and paper costs we experienced in fiscal 2021. The decrease in paper and packaging costs in fiscal 2021 was due to decreased usage of bags & clam shells compared to fiscal 2020 where orders were being packaged as 'to go' orders as part of COVID-19 protocols that were enacted.
Labor and Related Expenses
Labor and related expenses include domestic Company-operated Shack-level hourly and management wages, bonuses, payroll taxes, equity-based compensation, workers' compensation expense and medical benefits. As we expect with other variable expense items, labor costs are likely to grow as our Shack sales grow. Factors that influence labor costs include minimum wage and payroll tax legislation, health care costs, size and location of the Shack and the performance of our domestic Company-operated Shacks.

(dollar amounts in thousands)	2021	2020
Labor and related expenses	$215,114	$156,814
Percentage of Shack sales	30.1%	31.0%
Dollar change compared to prior year	$58,300
Percentage change compared to prior year	37.2%
Labor and related expenses or the fiscal year ended December 29, 2021 increased 37.2% to $215.1 million versus the prior year. The increase in Labor and related expenses for fiscal 2021 was primarily due to increased staffing levels as we continued to recover from the COVID-19 pandemic as well as the recruiting and training of new team members amidst elevated turnover in our business, recent investments in wages and bonuses for our Shack teams and the opening of 35 net new domestic Company-operated Shacks during fiscal 2021. We expect to invest more in our teams in the coming years as we build to staff our restaurants of today and those that are to come.
As a percentage of Shack sales, Labor and related expenses declined from 31.0% in fiscal 2020 to 30.1% in fiscal 2021. This decrease in Labor and related expenses for fiscal 2021 was primarily due to sales leverage associated with the continued recovery from the COVID-19 pandemic in addition to higher menu prices throughout our channels and lower staffing levels across our Shacks, partially offset by increased hourly wages.

Shake Shack Inc. Form 10-K | 59

Other Operating Expenses
Other operating expenses consist of delivery commissions, Shack-level marketing expenses, repairs and maintenance, utilities and other operating expenses incidental to operating our domestic Company-operated Shacks, such as non-perishable supplies, credit card fees and property insurance.

(dollar amounts in thousands)	2021	2020
Other operating expenses	$103,232	$73,220
Percentage of Shack sales	14.4%	14.5%
Dollar change compared to prior year	$30,012
Percentage change compared to prior year	41.0%
Other operating expenses for the fiscal year ended December 29, 2021 increased 41.0% to $103.2 million versus the prior year. The increase in Other operating expenses for fiscal 2021 was primarily due to higher delivery and transaction costs associated with higher sales, higher facilities costs associated with the re-opening of dining rooms and the opening of 35 net new domestic Company-operated Shacks during fiscal 2021.
As a percentage of Shack sales, Other operating expenses for fiscal 2021 was relatively flat compared to fiscal 2020 primarily due to sales leverage associated with the continued recovery from the COVID-19 pandemic and higher menu prices across our channels, partially offset by higher facilities costs as noted above.
Occupancy and Related Expenses
Occupancy and related expenses consist of Shack-level occupancy expenses (including rent, common area expenses and certain local taxes), and exclude occupancy expenses associated with unopened Shacks, which are recorded separately in Pre-opening costs.

(dollar amounts in thousands)	2021	2020
Occupancy and related expenses	$59,228	$51,592
Percentage of Shack sales	8.3%	10.2%
Dollar change compared to prior year	$7,636
Percentage change compared to prior year	14.8%
Occupancy and related expenses for the fiscal year ended December 29, 2021 increased 14.8% to $59.2 million versus the prior year. The increase in Occupancy and related expenses for fiscal 2021 was primarily due to the opening of 35 net new domestic Company-operated Shacks during the fiscal year.
As a percentage of Shack sales, the decrease in Occupancy and related expenses for fiscal 2021 was primarily due to sales leverage associated with the continued recovery from the COVID-19 pandemic and higher menu prices across our channels.
General and Administrative Expenses
General and administrative expenses consist of costs associated with corporate and administrative functions that support Shack development and operations, as well as equity-based compensation expense.

(dollar amounts in thousands)	2021	2020
General and administrative expenses	$85,996	$64,250
Percentage of total revenue	11.6%	12.3%
Dollar change compared to prior year	$21,746
Percentage change compared to prior year	33.8%

Shake Shack Inc. Form 10-K | 60

General and administrative expenses for the fiscal year ended December 29, 2021 increased 33.8% to $86.0 million versus the prior year. The increase in General and administrative expenses for fiscal 2021 was primarily due to increased headcount, continued investments in wages and other team member costs to support the continued recovery from the COVID-19 pandemic, as well as investments in marketing and technology initiatives.
As a percentage of total revenue, the decrease in General and administrative expenses for fiscal 2021 was primarily due to sales leverage associated with the continued recovery from the COVID-19 pandemic and higher menu prices across our channels.
Depreciation and Amortization Expense
Depreciation and amortization expense consists of the depreciation of fixed assets, including leasehold improvements and equipment.

(dollar amounts in thousands)	2021	2020
Depreciation and amortization expense	$58,991	$48,801
Percentage of total revenue	8.0%	9.3%
Dollar change compared to prior year	$10,190
Percentage change compared to prior year	20.9%
Depreciation and amortization expense for the fiscal year ended December 29, 2021 increased 20.9% to $59.0 million versus the prior year. The increase in Depreciation and amortization expense for fiscal 2021 was primarily due to incremental depreciation of capital expenditures related to the opening of 35 net new domestic Company-operated Shacks during fiscal 2021.
As a percentage of total revenue, the decrease in Depreciation and amortization expense for fiscal 2021 was primarily due to sales leverage associated with the recovery from the COVID-19 pandemic and higher menu prices across our channels.
Pre-Opening Costs
Pre-opening costs consist primarily of legal fees, rent, managers' salaries, training costs, team member payroll and related expenses, costs to relocate and compensate Shack management teams prior to an opening and wages, travel and lodging costs for our opening training team and other supporting team members. All such costs incurred prior to the opening of a domestic Company-operated Shack are expensed in the period in which the expense was incurred. Pre-opening costs can fluctuate significantly from period to period, based on the number and timing of domestic Company-operated Shack openings and the specific pre-opening costs incurred for each domestic Company-operated Shack. Additionally, domestic Company-operated Shack openings in new geographic market areas may initially experience higher pre-opening costs than our established geographic market areas, such as the New York City metropolitan area, where we have greater economies of scale and incur lower travel and lodging costs for our training team.

(dollar amounts in thousands)	2021	2020
Pre-opening costs	$13,291	$8,580
Percentage of total revenue	1.8%	1.6%
Dollar change compared to prior year	$4,711
Percentage change compared to prior year	54.9%
Pre-opening costs for the fiscal year ended December 29, 2021 increased 54.9% to $13.3 million versus the prior year. The increase in Pre-opening costs for fiscal 2021 was due to the higher number of new domestic Company-operated Shacks opened during fiscal 2021 compared to fiscal 2020, as well as those expected to open. In addition, we incurred above average pre-opening costs for our two drive-thru locations opened towards the end of fiscal 2021.

Shake Shack Inc. Form 10-K | 61

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

(dollar amounts in thousands)	2021	2020
Impairment and loss on disposal of assets	$1,632	$10,151
Percentage of total revenue	0.2%	1.9%
Dollar change compared to prior year	$(8,519)
Percentage change compared to prior year	(83.9)%
Impairment and loss on disposal of assets for the fiscal year ended December 29, 2021 decreased 83.9% to $1.6 million versus the prior year. The decrease in Impairment and loss on disposal of assets in fiscal 2021 was primarily due to non-cash impairment charges of $7.6 million during fiscal 2020, related to two Shacks and the home office, and to a lesser extent, the number of maturing Shacks in our base.
Other Income (Expense), Net
Other income (expense), net consists of adjustments to liabilities under our tax receivable agreement, dividend income, interest income and net unrealized and realized gains and losses from marketable securities.

(dollar amounts in thousands)	2021	2020
Other income (expense), net	$95	$(786)
Percentage of total revenue	—%	(0.2)%
Dollar change compared to prior year	$881
Percentage change compared to prior year	(112.1)%
Other income (expense), net for the fiscal year ended December 29, 2021 improved 112.1% to $0.1 million versus the prior year. The improvement in Other income (expense), net for fiscal 2021 was primarily due to the absence of expense related to the adjustment under the Tax Receivable Agreement, partially offset by an increase in unrealized losses related to our investments in marketable securities, compared to fiscal 2020.
Interest Expense
Interest expense generally consists of interest on the current portion of our liabilities under the Tax Receivable Agreement, imputed interest related to our financing equipment leases, amortization of deferred financing costs, interest and fees on our Revolving Credit Facility and amortization of debt issuance costs.

(dollar amounts in thousands)	2021	2020
Interest expense	$(1,577)	$(815)
Percentage of total revenue	(0.2)%	(0.2)%
Dollar change compared to prior year	$(762)
Percentage change compared to prior year	93.5%
Interest expense for the fiscal year ended December 29, 2021 increased 93.5% to $1.6 million versus the prior year. The increase in Interest expense for fiscal 2021 was primarily due to the amortization debt issuance costs related to our Convertible Notes which were issued in March 2021.

Shake Shack Inc. Form 10-K | 62

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

(dollar amounts in thousands)	2021	2020
Income tax expense (benefit)	$(7,224)	$57
Percentage of total revenue	(1.0)%	—%
Dollar change compared to prior year	$(7,281)
Percentage change compared to prior year	(12,773.7)%
Our effective income tax rates for fiscal 2021 and fiscal 2020 were 41.7% and (0.1)%, respectively. The increase in our effective income tax rate from fiscal 2020 to fiscal 2021 was primarily driven by the increase in the income tax benefit from the release of the valuation allowance and higher tax credits, partially offset by higher foreign tax expense.
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

(dollar amounts in thousands)	2021	2020
Net loss attributable to non-controlling interests	$(1,456)	$(3,376)
Percentage of total revenue	(0.2)%	(0.6)%
Dollar change compared to prior year	$1,920
Percentage change compared to prior year	(56.9)%
Net loss attributable to non-controlling interests for the fiscal year ended December 29, 2021 improved 56.9% to $1.5 million versus the prior year. The improvement in Net loss attributable to non-controlling interests for fiscal 2021 was primarily due to an improvement in net results compared to fiscal 2020 and a decrease in the non-controlling interest holders' weighted average ownership, which was 7.0% and 7.7% for fiscal 2021 and fiscal 2020, respectively.
NON-GAAP FINANCIAL MEASURES

To supplement the Consolidated Financial Statements, which are prepared and presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"), we use the following non-GAAP financial measures: Shack-level operating profit, Shack-level operating profit margin, EBITDA, adjusted EBITDA, adjusted EBITDA margin, adjusted

Shake Shack Inc. Form 10-K | 63

pro forma net income (loss), adjusted pro forma earnings (loss) per fully exchanged and diluted share and adjusted pro forma effective tax rate (collectively the "non-GAAP financial measures").
Shack-Level Operating Profit
We define Shack-level operating profit as Shack sales less Shack-level operating expenses including Food and paper costs, Labor and related expenses, Other operating expenses and Occupancy and related expenses.
How This Measure Is Useful
When used in conjunction with GAAP financial measures, Shack-level operating profit and Shack-level operating profit margin are supplemental measures of operating performance that we believe are useful measures to evaluate the performance and profitability of our Shacks. Additionally, Shack-level operating profit and Shack-level operating profit margin are key metrics used internally by our management to develop internal budgets and forecasts, as well as assess the performance of our Shacks relative to budget and against prior periods. It is also used to evaluate team member compensation as it serves as a metric in certain of our performance-based team member bonus arrangements. We believe presentation of Shack-level operating profit and Shack-level operating profit margin provides investors with a supplemental view of our operating performance that can provide meaningful insights to the underlying operating performance of our Shacks, as these measures depict the operating results that are directly impacted by our Shacks and exclude items that may not be indicative of, or are unrelated to, the ongoing operations of our Shacks. It may also assist investors to evaluate our performance relative to peers of various sizes and maturities and provides greater transparency with respect to how our management evaluates our business, as well as our financial and operational decision-making.
Limitations of the Usefulness of this Measure
Shack-level operating profit and Shack-level operating profit margin may differ from similarly titled measures used by other companies due to different methods of calculation. Presentation of Shack-level operating profit and Shack-level operating profit margin is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. Shack-level operating profit excludes certain costs, such as General and administrative expenses and Pre-opening costs, which are considered normal, recurring cash operating expenses and are essential to support the operation and development of our Shacks. Therefore, this measure may not provide a complete understanding of the operating results of our Company as a whole and Shack-level operating profit and Shack-level operating profit margin should be reviewed in conjunction with our GAAP financial results. A reconciliation of Shack-level operating profit to Income (loss) from Operations, the most directly comparable GAAP financial measure, is as follows.

(dollar amounts in thousands)	2021	2020	2019
Income (loss) from operations(1)	$(15,853)	$(43,876)	$25,685
Less:
Licensing revenue	24,904	16,528	19,894
Add:
General and administrative expenses	85,996	64,250	65,649
Depreciation and amortization expense	58,991	48,801	40,392
Pre-opening costs	13,291	8,580	14,834
Impairment and loss on disposal of assets(2)	1,632	10,151	1,352
Shack-level operating profit	$119,153	$71,378	$128,018

Total revenue	$739,893	$522,867	$594,519
Less: Licensing revenue	24,904	16,528	19,894
Shack sales	$714,989	$506,339	$574,625

Shack-level operating profit margin(3)	16.7%	14.1%	22.3%

Shake Shack Inc. Form 10-K | 64

(1)Fiscal 2020 included a $0.9 million reduction in Occupancy and related expenses due to the closure of our Shack in Penn Station.
(2)Fiscal 2020 included a non-cash impairment charge of $7.6 million related to two Shacks and our home office.
(3)As a percentage of Shack sales.
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

Shake Shack Inc. Form 10-K | 65

(in thousands)	2021	2020	2019
Net income (loss)	$(10,111)	$(45,534)	$24,128
Depreciation and amortization expense	58,991	48,801	40,392
Interest expense, net	1,577	815	434
Income tax expense (benefit)	(7,224)	57	3,386
EBITDA	43,233	4,139	68,340

Equity-based compensation	8,703	5,560	7,600
Amortization of cloud-based software implementation costs(1)	1,245	1,444	312
Deferred lease costs(2)	245	92	2,608
Impairment and loss on disposal of assets(3)	1,632	10,151	1,352
Legal Settlement(4)	560	—	—
Debt offering related costs(5)	231	—	—
Executive transition costs(6)	179	150	126
Other (income) loss related to adjustment of liabilities under tax receivable agreement	(2)	1,147	(808)
Project Concrete(7)	—	(229)	2,111
Hong Kong office(8)	—	—	199
Other(9)	—	285	—
ADJUSTED EBITDA	$56,026	$22,739	$81,840

Adjusted EBITDA margin(10)	7.6%	4.3%	13.8%
(1)Represents amortization of capitalized implementation costs related to cloud-based software arrangements that are included within General and administrative expenses.
(2)For fiscal 2020, this amount includes a $0.9 million reduction in Occupancy and related expenses related to the closing of the Company's Shack in Penn Station.
(3)For fiscal 2020, this amount includes a non-cash impairment charge of $7.6 million related to two Shacks and our home office.
(4)Expense incurred to establish an accrual related to the settlement of a legal matter. Refer to Note 17, Commitments and Contingencies, in the accompanying Consolidated Financial Statements, for additional information.
(5)Costs incurred in connection with the Company’s Convertible Notes, issued in March 2021, including consulting and advisory fees. Refer to Note 8, Debt, in the accompanying Consolidated Financial Statements, for additional information.
(6)Represents fees paid in connection with the search and hiring of certain executive and key management positions.
(7)Represents consulting and advisory fees related to the Company's enterprise-wide system upgrade initiative called Project Concrete.
(8)Represents costs associated with establishing our first international regional office in Hong Kong.
(9)Represents incremental expenses incurred related to an inventory adjustment and certain team member-related expenses.
(10)Calculated as a percentage of total revenue, which was $739.9 million, $522.9 million and $594.5 million for fiscal 2021, fiscal 2020 and fiscal 2019, respectively.

Shake Shack Inc. Form 10-K | 66

Adjusted Pro Forma Net Income (Loss) and Adjusted Pro Forma Earnings (Loss) Per Fully Exchanged and Diluted Share
Adjusted pro forma net income (loss) represents Net income (loss) attributable to Shake Shack Inc. assuming the full exchange of all outstanding SSE Holdings, LLC membership interests ("LLC Interests") for shares of Class A common stock, adjusted for certain non-recurring items that we do not believe are directly related to our core operations and may not be indicative of our recurring business operations. Adjusted pro forma earnings (loss) per fully exchanged and diluted share is calculated by dividing adjusted pro forma net income (loss) by the weighted average shares of Class A common stock outstanding, assuming the full exchange of all outstanding LLC Interests, after giving effect to the dilutive effect of outstanding equity-based awards.
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

Shake Shack Inc. Form 10-K | 67

(in thousands, except per share amounts)	2021	2020	2019
Numerator:
Net income (loss) attributable to Shake Shack Inc.	$(8,655)	$(42,158)	$19,827
Adjustments:
Reallocation of Net income (loss) attributable to non-controlling interests from the assumed exchange of LLC Interests(1)	(1,456)	(3,376)	4,301
Executive transition costs(2)	179	150	126
Project Concrete(3)	—	(229)	2,111
Legal settlement(4)	560	—	—
Debt offering related costs(5)	231	—	—
Other Income (loss) related to the adjustment of liabilities under tax receivable agreement	(2)	1,147	(808)
Asset impairment charge(6)	—	7,644	—
Reduction in Occupancy and related expenses due to Shack closure(7)	—	(897)	—
Revolving Credit Facility amendments related costs(8)	323	—	—
Hong Kong office(9)	—	—	199
Tax effect of change in tax basis related to the adoption of new accounting standards(10)	—	—	1,161
Other(11)	—	285	—
Impact to income tax benefit(10)	6,175	15,089	446
Adjusted pro forma net income (loss)	$(2,645)	$(22,345)	$27,363
Denominator:
Weighted average shares of Class A common stock outstanding—diluted	39,085	37,129	32,251
Adjustments:
Assumed exchange of LLC Interests for shares of Class A common stock(1)	2,927	3,096	5,921
Adjusted pro forma fully exchanged weighted average shares of Class A common stock outstanding—diluted	42,012	40,225	38,172
Adjusted pro forma earnings (loss) per fully exchanged share—diluted	$(0.06)	$(0.56)	$0.72

	2021	2020	2019
Earnings (loss) per share of Class A common stock—diluted	$(0.22)	$(1.14)	$0.61
Assumed exchange of LLC Interests for shares of Class A common stock(1)	(0.02)	0.01	0.02
Non-GAAP adjustments(12)	0.18	0.57	0.09
Adjusted pro forma earnings (loss) per fully exchanged share—diluted	$(0.06)	$(0.56)	$0.72
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
(4)Expense incurred to establish an accrual related to the settlement of a legal matter. Refer to Note 17, Commitments and Contingencies, in the accompanying Consolidated Financial Statements, for additional information.
(5)Costs incurred in connection with the Company’s Convertible Notes, issued in March 2021, including consulting and advisory fees. Refer to Note 8, Debt, in the accompanying Consolidated Financial Statements, for additional information.
(6)For fiscal year 2020, this amount includes a non-cash impairment charge of $7.6 million related to two Shacks and our home office.
(7)For fiscal 2020, this amount includes a $0.9 million reduction in Occupancy and related expenses related to the closing of the Company's Shack in Penn Station.
(8)Expense incurred in connection with the Company's amendments on the Revolving Credit Facility, including the write-off of previously capitalized costs on the Revolving Credit Facility.
(9)Represents costs associated with establishing our first international regional office in Hong Kong.
(10)For fiscal 2021, fiscal 2020 and fiscal 2019, amounts represent the tax effect of the aforementioned adjustments and pro forma adjustments to reflect corporate income taxes at assumed effective tax rates of 83.5%, 40.2% and 6.1%, respectively, which include provisions for U.S. federal income taxes, certain LLC entity-level taxes and foreign withholding taxes, assuming the highest statutory rates apportioned to each applicable state, local and foreign jurisdiction.

Shake Shack Inc. Form 10-K | 68

(11)Represents incremental expenses incurred related to an inventory adjustment and certain team member-related expenses.
(12)Represents the per share impact of non-GAAP adjustments for each period. Refer to the reconciliation of Adjusted Pro Forma Net Income (Loss) above, for additional information.
LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, short-term investments and availability under our Revolving Credit Facility. In March 2021, we issued 0% Convertible Senior Notes (“Convertible Notes”), and received $243.8 million of proceeds, net of discounts. Refer to Note 8, Debt, in the accompanying Consolidated Financial Statements, for additional information.
As of December 29, 2021, we maintained a cash and cash equivalents balance of $302.4 million and a short-term investments balance of $80.0 million within Marketable securities.
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
Our primary requirements for liquidity are to fund our working capital needs, operating and finance lease obligations, capital expenditures and general corporate needs. Our requirements for working capital are generally not significant because our guests pay for their food and beverage purchases in cash or on debit or credit cards at the time of the sale and we are able to sell many of our inventory items before payment is due to the supplier of such items. Our ongoing capital expenditures are principally related to opening new Shacks, existing Shack capital investments (both for remodels and maintenance), as well as investments in our corporate technology infrastructure to support our home office, Shake Shack locations, and digital strategy.
In addition, we are obligated to make payments to certain members of SSE Holdings under the Tax Receivable Agreement. As of December 29, 2021, such obligations totaled $234.0 million. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. Although the amount of any payments that must be made under the Tax Receivable Agreement may be significant, the timing of these payments will vary and will generally be limited to one payment per member per year. The amount of such payments are also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us or to SSE Holdings, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
COVID-19 Pandemic Update
In response to the uncertain market conditions resulting from the COVID-19 pandemic, we have taken the following actions in fiscal 2020 and fiscal 2021.
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

Shake Shack Inc. Form 10-K | 69

•On April 21, 2020, we completed an underwritten offering of 3,416,070 shares of our Class A common stock, resulting in $135.9 million of proceeds, net of underwriting discounts and commissions. The proceeds were used to purchase newly-issued LLC Interests.
•In May 2020, we entered into an amendment to our Revolving Credit Facility that provides for a number of enhanced modifications to reflect the current and ongoing impact from COVID-19. Our Revolving Credit Facility was further amended in March 2021, resulting in a modification of the applicable covenants and restrictions in the Credit Agreement to permit the incurrence of the Convertible Notes, including obligations and transactions in connection therewith. Refer to Note 8, Debt, in the accompanying condensed consolidated financial statements, for additional information. As of December 29, 2021, we were in compliance with all covenants.
•In March 2021, we issued 0% Convertible Senior Notes (“Convertible Notes”) and received $243.8 million of proceeds, net of discounts as noted above.
We believe our existing cash and marketable securities balances will be sufficient to fund our operating and finance lease obligations, capital expenditures, Tax Receivable Agreement obligations and working capital needs for at least the next 12 months and the foreseeable future.
Summary of Cash Flows
The following table presents a summary of our cash flows from operating, investing and financing activities.

(in thousands)	2021	2020
Net cash provided by operating activities	$58,402	$37,350
Net cash used in investing activities	(144,890)	(69,397)
Net cash provided by financing activities	242,021	141,821
Increase in cash and cash equivalents	155,533	109,774
Cash and cash equivalents at beginning of period	146,873	37,099
Cash and cash equivalents at end of period	$302,406	$146,873
Operating Activities
For fiscal 2021, net cash provided by operating activities was $58.4 million compared to $37.4 million for fiscal 2020, an increase of $21.0 million. The increase was primarily due to a decrease in net loss of $35.4 million partially offset by an increase in the impact of non-cash charges of $1.1 million and an increase in operating assets and liabilities of $15.5 million. The $15.5 million change in our operating asset and liability balances was primarily driven by an increase in settlement of payables.
Investing Activities
For fiscal 2021, net cash used in investing activities was $144.9 million compared to $69.4 million for fiscal 2020, an increase of $75.5 million. This increase was primarily due to an increase of $32.5 million in capital expenditures in fiscal 2021 to support our real estate development and digital initiatives and increased purchases of marketable securities of $27.0 million.
Financing Activities
For fiscal 2021, net cash provided by financing activities was $242.0 million compared to $141.8 million for fiscal 2020, an increase of $100.2 million. This increase was primarily due to $243.8 million in net cash proceeds from the issuance of the Convertible Notes, net of discount and a reduction in payments made under the Tax Receivable Agreement in fiscal 2021 compared to fiscal 2020, partially offset by $145.7 million in net cash proceeds from the issuance of Class A common stock related to the equity offering in April 2020.

Shake Shack Inc. Form 10-K | 70

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
Subsequently, and also in March 2021, the Company entered into a third amendment to the Revolving Credit Facility (“Third Amendment”) as Wells Fargo Bank resigned as administrative agent under the Revolving Credit Facility and assigned its commitments thereunder to JPMorgan Bank, N.A. The Third Amendment appoints JPMorgan Bank, N.A. as administrative agent under the Revolving Credit Facility. In addition, the Third Amendment, among other things, extends the maturity date of the Revolving Credit Facility from September 2022 to March 2026. As of December 29, 2021 and December 30, 2020, no amounts were outstanding under the Revolving Credit Facility.
The obligations under the Revolving Credit Facility are secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' direct and indirect subsidiaries (with certain exceptions).
The Revolving Credit Facility requires the Company to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios. The Company is not subject to these coverage ratios for a period of time due to the Second Amendment to the Revolving Credit Facility described above. In addition, the Revolving Credit Facility contains other customary affirmative and negative covenants, including those which (subject to certain exceptions and dollar thresholds) limit the Company's ability to incur debt; incur liens; make investments; engage in mergers, consolidations, liquidations or acquisitions; dispose of assets; make distributions on or repurchase equity securities; engage in transactions with affiliates; and prohibits the Company, with certain exceptions, from engaging in any line of business not related to its current line of business. As of December 29, 2021, the Company was in compliance with all covenants.
As of December 29, 2021, the Revolving Credit Facility had unamortized deferred financing costs of $0.1 million, and was included in Other assets on the Consolidated Balance Sheets. Total interest expense related to the Revolving Credit Facility was $0.5 million, $0.5 million and nil, respectively, for fiscal 2021, fiscal 2020 and fiscal 2019. Interest expense for fiscal 2021 primarily included the write-off of previously capitalized costs on the Revolving Credit Facility.
Convertible Notes
In March 2021, the Company issued $225.0 million aggregate principal amount of 0% Convertible Senior Notes due 2028 (“Convertible Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The Company granted an option to the initial purchasers to purchase up to an additional $25.0 million aggregate principal

Shake Shack Inc. Form 10-K | 71

amount of Convertible Notes to cover over-allotments, which was subsequently fully exercised during March 2021, resulting in a total issuance of $250.0 million aggregate principal amount of Convertible Notes. The Convertible Notes will mature on March 1, 2028, unless earlier converted, redeemed or repurchased in certain circumstances. Upon conversion, the Company pays or delivers, as the case may be, cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at the Company's election.
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
As of December 29, 2021, the Convertible Notes had a gross principal balance of $250.0 million and a balance of $243.5 million, net of unamortized discount and debt issuance costs of $6.5 million. As of December 29, 2021, the unamortized balance of discount and debt issuance costs was recorded as a contra-liability and netted with Long-term debt on the Consolidated Balance Sheets and was being amortized as interest expense using the effective interest method. Total amortization expense was $0.9 million and was included in Interest expense in the Consolidated Statements of Income (Loss). In connection with the issuance of

Shake Shack Inc. Form 10-K | 72

the Convertible Notes, the Company also incurred consulting and advisory fees of $0.2 million as of December 29, 2021 and was included in General and administrative expenses in the Consolidated Statements of Income (Loss).
At December 29, 2021, the fair value of the Convertible Notes was approximately $206.0 million, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as a Level 2 measurement within the fair value hierarchy.
Contractual Obligations
Material contractual obligations arising in the normal course of business primarily consist of operating and finance lease obligations, long-term debt, liabilities under Tax Receivable Agreement and purchase obligations. The timing and nature of these commitments are expected to have an impact on our liquidity and capital requirements in future periods. Refer to Note 9, Leases, in the accompanying Consolidated Financial Statements included in Item 8 for additional information relating to our operating and financing leases and Note 8, Debt, in the accompanying Consolidated Financial Statements included in Item 8 for additional information related to our long-term debt.
Liabilities under Tax Receivable Agreement include amounts to be paid to the non-controlling interest holders, assuming we will have sufficient taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. Refer to Note 14, Income Taxes, and Note 17, Commitments and Contingencies, in the accompanying Consolidated Financial Statements, for additional information relating to our Tax Receivable Agreement and related liabilities.
Purchase obligations include all legally binding contracts, including commitments for the purchase, construction or remodeling of real estate and facilities, firm minimum commitments for inventory purchases, equipment purchases, marketing-related contracts, software acquisition/license commitments and service contracts. The majority of our purchase obligations are due within the next 12 months.
OFF-BALANCE SHEET ARRANGEMENTS

Except for operating leases entered into in the normal course of business where we have not yet taken physical possession of the leased property, certain letters of credit entered into as security under the terms of several of our leases and the unrecorded contractual obligations set forth above, we did not have any off-balance sheet arrangements as of December 29, 2021.
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

Shake Shack Inc. Form 10-K | 73

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

Shake Shack Inc. Form 10-K | 74

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
Equity-Based Compensation
Equity-based compensation expense is measured based on the grant-date fair value of those awards. For awards with graded-vesting features and service conditions only, compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award. For awards with graded-vesting features and a combination of service and performance conditions, compensation expense is recognized using a graded-vesting attribution method over the vesting period based on the most probable outcome of the performance conditions. Actual distributed shares are calculated upon conclusion of the service and performance periods. For stock option awards, the grant-date fair value of the awards is determined using the Black-Scholes option pricing model and involves several assumptions, including the expected term of the option, expected volatility and risk-free interest rate. We have limited historical data of our own to utilize in determining our assumptions. As such, for stock options granted in fiscal 2021 and 2020, we based our volatility assumption on a combined weighted average of our own historical data and that of a selected peer group. The weighted average volatility used in determining the grant date fair value of awards granted in fiscal 2021 and fiscal 2020 was 45.4% and 42.3%, respectively. Forfeitures are recognized as they occur for all equity awards.
Income Taxes
In determining the provision for income taxes for financial statement purposes, we make estimates and judgments which affect our evaluation of the carrying value of our deferred tax assets as well as our calculation of certain tax liabilities. We evaluate the carrying value of our deferred tax assets on a quarterly basis. In completing this evaluation, we consider all available positive and negative evidence. Such evidence includes historical operating results, the existence of cumulative earnings and losses in the most recent fiscal years, taxable income in prior carryback year(s) if permitted under the tax law, expectations for future pre-tax operating income, the time period over which our temporary differences will reverse, and the implementation of feasible and prudent tax planning strategies. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including projected Shack openings, revenue growth, and operating margins, among others. Deferred tax assets are reduced by a valuation allowance if, based on the weight of this evidence, it is more likely than not that all or a portion of the recorded deferred tax assets will not be realized in future periods.
Concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. As of December 29, 2021, we are in a three-year cumulative loss position. This is considered significant evidence that is difficult to overcome. However, the three-year cumulative loss position is not solely determinative, and, accordingly, management considers all available positive and negative evidence in our analysis. Although we are in a three-year cumulative loss position as of December 29, 2021, we have a recent history of earnings prior to the onset of the COVID-19 pandemic. We expect to return to profitability as the effects of the pandemic subside and we begin to generate sufficient taxable income to utilize our deferred tax assets. We have recorded a valuation allowance against the capital loss resulting from the portion of the basis difference in our investment in SSE Holdings that will only reverse upon the eventual sale of our interest in SSE Holdings as well as certain state tax credits and foreign tax credits that are not expected to be utilized prior to expiration. As of December 29, 2021, we had $298.7 million of net deferred tax assets, net of valuation allowances. We expect to realize future tax benefits related to the utilization of these assets. However, since future financial results may differ from previous estimates, periodic adjustments to our valuation allowance may be necessary. If we determine in the future that we will not be able to fully utilize all or part of these deferred tax assets, we would record a valuation allowance through earnings in the period the determination was made, which would have an adverse effect on our results of operations and earnings in future periods.

Shake Shack Inc. Form 10-K | 75

Liabilities Under Tax Receivable Agreement
As described in Note 14, in the accompanying Consolidated Financial Statements included in Item 8, we are a party to the Tax Receivable Agreement under which we are contractually committed to pay the non-controlling interest holders 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of certain transactions. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. Therefore, we would only recognize a liability for TRA Payments if we determine it is probable that we will generate sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including projected Shack openings, revenue growth, and operating margins, among others. As of December 29, 2021, we recognized $234.0 million of liabilities relating to our obligations under the Tax Receivable Agreement, after concluding that it was probable that we would have sufficient future taxable income to utilize the related tax benefits. There were no transactions subject to the Tax Receivable Agreement for which we did not recognize the related liability, as we concluded that we would have sufficient future taxable income to utilize all of the related tax benefits generated by all transactions that occurred in fiscal 2021. If we determine in the future that we will not be able to fully utilize all or part of the related tax benefits, we would de-recognize the portion of the liability related the benefits not expected to be utilized.
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
During 2021, Income (loss) from operations would have decreased or increased by approximately $2 million if all foreign currencies uniformly weakened or strengthened 10% relative to the U.S. dollar, holding other variables constant, including sales volume. The effect of a uniform movement of all currencies by 10% is provided to illustrate a hypothetical scenario and related effect on operating income. Actual results will differ as foreign currencies may move in uniform or different directions and in different magnitudes.
INTEREST RATE RISK

We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. Our Revolving Credit Facility carries interest at a floating rate. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. As of December 29, 2021, we had no outstanding borrowings under the Revolving Credit Facility.
We are also exposed to interest rate risk through fluctuations of interest rates on our investments. Our equity securities primarily consist of fixed-income and equity instruments. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations.
INFLATION

Inflation has an impact on food, paper, construction, utility, labor, rent, and other costs which materially impact operations. Severe increases in inflation could have an adverse impact on our business, financial condition and results of operations. If several of the various costs in our business experience inflation at the same time, we may not be able to adjust prices to sufficiently offset the effect of the various cost increases without negatively impacting consumer demand.

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
Ernst & Young LLP, our independent registered public accounting firm, has audited the Consolidated Financial Statements as of December 29, 2021, as stated in their report herein.
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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 29, 2021, based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the results of our evaluation, management concluded that our internal control over financial reporting was effective as of December 29, 2021.
Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 29, 2021, as stated in their report herein.

Shake Shack Inc. Form 10-K | 79

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Shake Shack Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Shake Shack Inc. (the Company) as of December 29, 2021 and December 30, 2020, the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 29, 2021, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 29, 2021 and December 30, 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 29, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2022 expressed an unqualified opinion thereon.

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

Shake Shack Inc. Form 10-K | 80

Measurement of deferred tax assets related to the Company’s investment in SSE Holdings LLC

Description of the Matter
As discussed in Notes 12 and 14 of the consolidated financial statements, the noncontrolling interest holders of SSE Holdings LLC (“LLC”) may redeem their equity interests in SSE Holdings LLC (“LLC interests”) for shares of the Company’s Class A common stock. For income tax purposes, these redemptions are treated as direct purchases of LLC equity and are recorded at their fair market value upon the date of the redemption. The resulting incremental tax basis in excess of the book basis arising from a redemption represents a deductible temporary difference for which a deferred tax asset is recorded. At December 29, 2021, the Company’s total deferred tax asset related to the basis difference in its investment in LLC was $117 million. The basis difference in the Company’s investment in LLC changes through redemptions of LLC interests and other qualifying transactions.

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

Measurement of the valuation allowance against deferred tax assets

Description of the Matter
As discussed in Notes 2 and 14 of the consolidated financial statements, a valuation allowance is recognized if the Company determines it is more likely than not that all or a portion of a deferred tax asset will not be recognized. In making such determination, the Company considers all available evidence, including scheduled reversals of deferred tax liabilities, tax planning strategies and recent and forecasted results of operations. As of December 29, 2021, the Company is in a three-year cumulative book loss position, and is looking to its forecasted future U.S. federal taxable income to conclude that it is more likely than not that these deferred tax assets, except for certain local unincorporated business tax and foreign tax credits, will be fully realized prior to their expiration. At December 29, 2021, the Company had a net deferred tax asset balance for U.S. federal income taxes of $299 million, for which a valuation allowance of $5 million was provided.

Auditing management’s analysis of the realizability of these U.S. federal deferred tax assets is highly judgmental because it requires the evaluation of positive evidence to support the position that the Company will generate sufficient future U.S. federal taxable income to realize their deferred tax assets as tax deductions on future income tax returns. The Company’s forecasted financial information, which is inherently subjective is a significant component of management’s analysis.

Shake Shack Inc. Form 10-K | 81

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s income tax process, including the review of deferred taxes and the evaluation of valuation allowances. In addition, we obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s financial forecasting process. Such controls include management’s review of forecasted pretax income, including the significant assumptions such as projected Shack openings and operating margins, and operating costs, among others.

In our testing surrounding the assessment of the valuation allowance as described above, we performed audit procedures that included, among others, evaluating the conclusions reached by the Company regarding the realizability of deferred tax assets, which involved performing procedures over (i) the scheduled reversal of deferred taxes and (ii) forecasted financial information. In order to test management’s financial forecasts, we assessed the historical accuracy of management’s forecasts and compared the significant assumptions used to current industry and economic trends and changes to the Company’s operations. In addition, we performed sensitivity analyses to evaluate the impact of changes in assumptions to future taxable income and ultimately, realizability of deferred tax assets.

Measurement of the Tax Receivable Agreement liability

Description of the Matter
As discussed in Note 14 of the consolidated financial statements, the Company has a Tax Receivable Agreement (“TRA”) with certain current and historical holders of LLC interests, which is a contractual commitment to distribute 85% of any tax benefits (“TRA Payment”), realized or deemed to be realized by the Company to the parties to the TRA. The TRA payments are contingent upon, among other things, the generation of future taxable income over the term of the TRA and future changes in tax laws. At December 29, 2021, the Company’s liability due to the holders of LLC interests under the TRA (“TRA liability”), was $234 million.
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

We tested the measurement of the Company’s TRA liability by performing audit procedures that included, among others, procedures on the redemptions, as described above, and recalculating the Company’s share of the tax basis in the net assets of LLC, as discussed above. To test the Company’s position that there is sufficient future taxable income to realize the tax benefits related to the redemptions discussed above, we evaluated the assumptions used by management to develop the projections of future taxable income. For example, we compared management’s projections of future taxable income with the actual results of prior periods, as well as management’s consideration of current industry and economic trends. We also recalculated the TRA liability and verified the calculation of the TRA liability was in accordance with the terms set out in the TRA.

Shake Shack Inc. Form 10-K | 82

Lease accounting

Description of the Matter
As discussed in Note 9 of the consolidated financial statements, domestic Company-operated Shacks are located on leased premises. As of December 29, 2021, the Company’s right-of-use assets and lease liability is $347 million and $436 million, respectively.

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

We tested the completeness of the lease population through the evidence obtained from inquiries of Company personnel and an assessment of leases on a location-by-location basis based upon our knowledge of the Company’s openings of new Shake Shack restaurants for each location. For a sample of leases, we performed audit procedures that included, among others, testing the accuracy of the data used in the calculation of the right-of-use asset and the lease liability by agreeing the underlying inputs, such as possession date, lease term and payment terms, to source documents, such as lease contracts. We recalculated the right-of-use asset and the lease liability and evaluated the key assumptions and methodologies used in the Company’s selection of the incremental borrowing rate by developing a comparative calculation. We tested the Company’s impairment assessment, by evaluating significant assumptions, including market rent assumptions, lease terms, and discount rate, used to estimate the fair value of right-of-use assets, and valuation methodologies used in the Company’s models.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2014.
New York, New York
February 18, 2022

Shake Shack Inc. Form 10-K | 83

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Shake Shack Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Shake Shack Inc.’s (the Company’s) internal control over financial reporting as of December 29, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Shake Shack Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 29, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 29, 2021 and December 30, 2020, the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 29, 2021, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”) and our report dated February 18, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York

February 18, 2022

Shake Shack Inc. Form 10-K | 84

SHAKE SHACK INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 29 2021	December 30 2020
ASSETS
Current assets:
Cash and cash equivalents	$302,406	$146,873
Marketable securities	80,000	36,887
Accounts receivable, net	13,657	9,464
Inventories	3,850	2,888
Prepaid expenses and other current assets	9,763	7,074
Total current assets	409,676	203,186
Property and equipment, net of accumulated depreciation of $222,768 and $166,156, respectively	389,386	336,541
Operating lease assets	347,277	306,317
Deferred income taxes, net	298,668	287,007
Other assets	12,563	12,297
TOTAL ASSETS	$1,457,570	$1,145,348
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,947	$23,487
Accrued expenses	36,892	25,920
Accrued wages and related liabilities	14,638	10,441
Operating lease liabilities, current	35,519	35,657
Other current liabilities	14,501	14,200
Total current liabilities	121,497	109,705
Long-term debt	243,542	—
Long-term operating lease liabilities	400,113	343,736
Liabilities under tax receivable agreement, net of current portion	234,045	232,954
Other long-term liabilities	22,773	24,460
Total liabilities	1,021,970	710,855
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of December 29, 2021 and December 30, 2020.	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 39,142,397 and 38,717,790 shares issued and outstanding as of December 29, 2021 and December 30, 2020, respectively.	39	39
Class B common stock, $0.001 par value—35,000,000 shares authorized; 2,921,587 and 2,951,188 shares issued and outstanding as of December 29, 2021 and December 30, 2020, respectively.	3	3
Additional paid-in capital	405,940	395,067
Retained earnings	3,554	12,209
Accumulated other comprehensive income	1	3
Total stockholders' equity attributable to Shake Shack Inc.	409,537	407,321
Non-controlling interests	26,063	27,172
Total equity	435,600	434,493
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,457,570	$1,145,348
See accompanying Notes to Consolidated Financial Statements.

Shake Shack Inc. Form 10-K | 85

SHAKE SHACK INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share amounts)

	Fiscal Year Ended
	December 29 2021	December 30 2020	December 25 2019
Shack sales	$714,989	$506,339	$574,625
Licensing revenue	24,904	16,528	19,894
TOTAL REVENUE	739,893	522,867	594,519
Shack-level operating expenses:
Food and paper costs	218,262	153,335	168,176
Labor and related expenses	215,114	156,814	160,811
Other operating expenses	103,232	73,220	69,169
Occupancy and related expenses	59,228	51,592	48,451
General and administrative expenses	85,996	64,250	65,649
Depreciation and amortization expense	58,991	48,801	40,392
Pre-opening costs	13,291	8,580	14,834
Impairment and loss on disposal of assets	1,632	10,151	1,352
TOTAL EXPENSES	755,746	566,743	568,834
INCOME (LOSS) FROM OPERATIONS	(15,853)	(43,876)	25,685
Other income (expense), net	95	(786)	2,263
Interest expense	(1,577)	(815)	(434)
INCOME (LOSS) BEFORE INCOME TAXES	(17,335)	(45,477)	27,514
Income tax expense (benefit)	(7,224)	57	3,386
NET INCOME (LOSS)	(10,111)	(45,534)	24,128
Less: Net income (loss) attributable to non-controlling interests	(1,456)	(3,376)	4,301
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$(8,655)	$(42,158)	$19,827
Earnings (loss) per share of Class A common stock:
Basic	$(0.22)	$(1.14)	$0.63
Diluted	$(0.22)	$(1.14)	$0.61
Weighted average shares of Class A common stock outstanding:
Basic	39,085	37,129	31,381
Diluted	39,085	37,129	32,251
See accompanying Notes to Consolidated Financial Statements.

Shake Shack Inc. Form 10-K | 86

SHAKE SHACK INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Fiscal Year Ended
	December 29 2021	December 30 2020	December 25 2019
Net income (loss)	$(10,111)	$(45,534)	$24,128
Other comprehensive income (loss), net of tax(1):
Change in foreign currency translation adjustment	(2)	1	2
Net change	(2)	1	2
OTHER COMPREHENSIVE INCOME (LOSS)	(2)	1	2
COMPREHENSIVE INCOME (LOSS)	(10,113)	(45,533)	24,130
Less: Comprehensive income (loss) attributable to non-controlling interests	(1,456)	(3,376)	4,301
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$(8,657)	$(42,157)	$19,829
(1)Net of tax benefit of $0 for fiscal years ended December 29, 2021, December 30, 2020 and December 25, 2019.

See accompanying Notes to Consolidated Financial Statements.

Shake Shack Inc. Form 10-K | 87

SHAKE SHACK INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE DECEMBER 26, 2018	29,520,833	$30	7,557,347	$8	$195,633	$30,404	—	$47,380	$273,455
Cumulative effect of accounting changes						4,136		1,059	5,195
Net income						19,827		4,301	24,128
Other comprehensive income:
Net change in foreign currency translation adjustment							2		2
Equity-based compensation					7,700				7,700
Activity under stock compensation plans	484,319	—			4,517			3,288	7,805
Redemption of LLC interests	1,721,887	2	(1,721,887)	(2)	11,934			(11,934)	—
Effect of GTC Merger	2,690,263	3	(2,690,263)	(3)	19,218			(19,218)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					5,408				5,408
Distributions paid to non-controlling interest holders								(1,708)	(1,708)
BALANCE DECEMBER 25, 2019	34,417,302	35	3,145,197	3	244,410	54,367	2	23,168	321,985
Net loss						(42,158)		(3,376)	(45,534)
Other comprehensive income:
Net change in foreign currency translation adjustment							1		1
Equity-based compensation					5,600				5,600
Activity under stock compensation plans	456,942	1			5,909			305	6,215
Redemption of LLC interests	194,009	—	(194,009)	—	1,723			(1,723)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					1,707				1,707
Distributions paid to non-controlling interest holders								(478)	(478)
Issuance of Class A common stock sold in equity offerings, net of underwriting discounts, commissions and offering costs	3,649,537	3			135,718			9,276	144,997
BALANCE DECEMBER 30, 2020	38,717,790	39	2,951,188	3	395,067	12,209	3	27,172	434,493
Net loss						(8,655)		(1,456)	(10,111)
Other comprehensive income:
Net change in foreign currency translation adjustment							(2)		(2)
Equity-based compensation					8,803				8,803
Activity under stock compensation plans	395,006	—			1,829			1,348	3,177
Redemption of LLC interests	29,601	—	(29,601)	—	33			(33)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					208				208
Distributions paid to non-controlling interest holders								(968)	(968)
BALANCE DECEMBER 29, 2021	39,142,397	$39	2,921,587	$3	$405,940	$3,554	$1	$26,063	$435,600
See accompanying Notes to Consolidated Financial Statements.

Shake Shack Inc. Form 10-K | 88

SHAKE SHACK INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	December 29 2021	December 30 2020	December 25 2019
OPERATING ACTIVITIES
Net income (loss) (including amounts attributable to non-controlling interests)	$(10,111)	$(45,534)	$24,128
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	58,991	48,801	40,392
Amortization of debt issuance costs	867	—	—
Amortization of cloud computing asset	1,245	1,444	312
Non-cash operating lease cost	50,888	44,910	40,068
Equity-based compensation	8,703	5,560	7,505
Deferred income taxes	(10,379)	(1,356)	(6,064)
Non-cash interest expense	353	66	170
(Gain) loss on sale of marketable securities	5	(79)	(22)
Impairment and loss on disposal of assets	1,632	10,151	1,352
Other non-cash expense (income)	(4)	1,937	(338)
Unrealized (gain) loss on equity securities	277	59	(194)
Changes in operating assets and liabilities:
Accounts receivable	(4,193)	1,006	10,726
Inventories	(962)	(667)	(472)
Prepaid expenses and other current assets	4,913	(5,197)	134
Other assets	(2,722)	(2,940)	(8,245)
Accounts payable	(6,450)	4,626	4,248
Accrued expenses	7,175	2,170	9,856
Accrued wages and related liabilities	4,200	(1,010)	799
Other current liabilities	(1,166)	1,752	1,438
Long-term operating lease liabilities	(43,417)	(33,724)	(37,308)
Other long-term liabilities	(1,443)	5,375	1,372
NET CASH PROVIDED BY OPERATING ACTIVITIES	58,402	37,350	89,857
INVESTING ACTIVITIES
Purchases of property and equipment	(101,495)	(69,038)	(106,507)
Purchases of marketable securities	(47,399)	(20,359)	(1,179)
Sales of marketable securities	4,004	20,000	27,000
NET CASH USED IN INVESTING ACTIVITIES	(144,890)	(69,397)	(80,686)
FINANCING ACTIVITIES
Proceeds from issuance of convertible notes, net of discount	243,750	—	—
Proceeds from Revolving Credit Facility	—	50,000	—
Payments on Revolving Credit Facility	—	(50,000)	—
Deferred financing costs	(169)	(64)	(286)
Proceeds from issuance of Class A common stock sold in equity offerings, net of underwriting discounts, commissions and offering costs	—	144,997	—
Payments on principal of finance leases	(2,694)	(2,206)	(1,926)
Distributions paid to non-controlling interest holders	(968)	(478)	(1,708)
Debt issuance costs	(1,075)	—	—
Payments under tax receivable agreement	—	(6,643)	(707)
Net proceeds from stock option exercises	6,731	8,033	9,201
Employee withholding taxes related to net settled equity awards	(3,554)	(1,818)	(1,396)
NET CASH PROVIDED BY FINANCING ACTIVITIES	242,021	141,821	3,178
INCREASE IN CASH AND CASH EQUIVALENTS	155,533	109,774	12,349
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	146,873	37,099	24,750
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$302,406	$146,873	$37,099
Supplemental cash flow information and non-cash investing and financing activities are further described in the accompanying notes.
See accompanying Notes to Consolidated Financial Statements.

Shake Shack Inc. Form 10-K | 89

SHAKE SHACK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shake Shack Inc. Form 10-K | 90

NOTE 1: NATURE OF OPERATIONS

Shake Shack Inc. was formed on September 23, 2014 as a Delaware corporation for the purpose of facilitating an initial public offering and other related transactions in order to carry on the business of SSE Holdings, LLC and its subsidiaries ("SSE Holdings"). We are the sole managing member of SSE Holdings and, as sole managing member, we operate and control all of the business and affairs of SSE Holdings. As a result, we consolidate the financial results of SSE Holdings and report a non-controlling interest representing the economic interest in SSE Holdings held by the other members of SSE Holdings. As of December 29, 2021 we owned 93.1% of SSE Holdings. Unless the context otherwise requires, "we," "us," "our," "Shake Shack," the "Company" and other similar references, refer to Shake Shack Inc. and, unless otherwise stated, all of its subsidiaries, including SSE Holdings.
We operate and license Shake Shack restaurants ("Shacks"), which serve hamburgers, hot dogs, chicken, crinkle cut fries, shakes, frozen custard, beer, wine and more. As of December 29, 2021, there were 369 Shacks in operation, system-wide, of which 218 were domestic Company-operated Shacks, 25 were domestic licensed Shacks and 126 were international licensed Shacks.
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of Shake Shack Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior period amounts to conform to the current year presentation.
SSE Holdings is a variable interest entity. Shake Shack Inc. is the primary beneficiary as we have the majority economic interest in SSE Holdings and, as the sole managing member, have decision making authority that significantly affects the economic performance of the entity, while the limited partners have no substantive kick-out or participating rights. As a result, we will continue to consolidate SSE Holdings. The assets and liabilities of SSE Holdings represent substantially all of our consolidated assets and liabilities with the exception of certain deferred taxes and liabilities under the Tax Receivable Agreement. As of December 29, 2021 and December 30, 2020, the net assets of SSE Holdings were $376,857 and $383,669, respectively. The assets of SSE Holdings are subject to certain restrictions in SSE Holdings' revolving credit agreement. Refer to Note 8, Debt, for additional information.
Fiscal Year
We operate on a 52/53 week fiscal year ending on the last Wednesday of December. Fiscal year 2021 contained 52 weeks and ended on December 29, 2021 ("fiscal 2021"). Fiscal year 2020 contained 53 weeks and ended on December 30, 2020 ("fiscal 2020"). Fiscal year 2019 contained 52 weeks and ended on December 25, 2019 ("fiscal 2019"). Unless otherwise stated, references to years in this report relate to fiscal years.
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

Shake Shack Inc. Form 10-K | 91

Segment Reporting
Our chief operating decision maker (the "CODM") is the Chief Executive Officer. We have determined we have one operating segment and one reportable segment, as the CODM regularly reviews Shack operations and financial performance at a consolidated level to allocate resources.
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
▪Level 1 — Quoted prices in active markets for identical assets or liabilities
▪Level 2 — Observable inputs other than quoted prices in active markets for identical assets or liabilities, quoted prices for identical assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
▪Level 3 — Inputs that are both unobservable and significant to the overall fair value measurements reflecting an entity's estimates of assumptions that market participants would use in pricing the asset or liability.
Cash and Cash Equivalents
Cash and cash equivalents consist primarily of cash on hand, deposits with banks, money market funds and short-term, highly liquid investments that have original maturities of three months or less. Cash equivalents are stated at cost, which approximates fair value.
Marketable Securities
Marketable securities consist of mutual funds that primarily invest in corporate bonds, certificates of deposits, asset-backed securities, commercial paper, U.S. Treasury obligations, and foreign government securities. Marketable securities are recorded at fair value, with unrealized gains and losses recorded in Other income (expense), net. Dividend and interest income are recognized when earned and are recorded in Other income (expense), net on the Consolidated Statements of Income (Loss).
Accounts Receivable, Net
Accounts receivable, net consist primarily of receivables from our licensees for licensing revenue and related reimbursements, credit card receivables and vendor rebates. We evaluate the collectability of the accounts receivable based on a variety of factors, including historical experience, current economic conditions and other factors.
Inventories
Inventories, which consist of food, paper goods, beverages, beer, wine and retail merchandise, are valued at the lower of weighted average cost or net realizable value. No adjustment is deemed necessary to reduce inventory to net realizable value due to the rapid turnover and high utilization of inventory.
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

Shake Shack Inc. Form 10-K | 92

asset are capitalized. When assets are disposed of, the resulting gain or loss is recognized in Impairment and loss on disposal of assets on the Consolidated Statements of Income (Loss).
Valuation of Long-lived Assets
We assess potential impairments to our long-lived assets, which includes property and equipment and operating lease right-of-use assets, whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of an asset is measured by a comparison of the carrying value of the asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying value of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying value of the asset exceeds the fair value of the asset, considering external market participant assumptions. Since the determination of future cash flows is an estimate of future performance, there may be future impairments in the event that future cash flows do not meet expectations. Refer to Note 4, Fair Value Measurements, for additional information.
Deferred Financing Costs
Deferred financing costs incurred in connection with the issuance of long-term debt and establishing credit facilities are capitalized and amortized in Interest expense based on the related debt agreements. Deferred financing costs are included in Other assets on the Consolidated Balance Sheets.
Other Assets
Other assets consist primarily of capitalized implementation costs from cloud computing arrangements, certain custom pre-ordered furniture, fixtures and equipment for future and existing Shacks, transferable liquor licenses, and security deposits.
Implementation costs associated with cloud computing arrangements hosted by third party vendors are capitalized when incurred during the application development phase. Amortization is calculated on a straight-line basis over the contractual term of the cloud computing arrangement and is recorded within General and administrative expenses on the Consolidated Statements of Income (Loss). As of December 29, 2021 and December 30, 2020, capitalized implementation costs from cloud computing arrangements totaled $6,431 and $6,497, respectively, net of accumulated amortization.
The costs of obtaining non-transferable liquor licenses that are directly issued by local government agencies for nominal fees are expensed as incurred. The costs of purchasing transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses are capitalized as indefinite-lived intangible assets. Annual liquor license renewal fees, for both types of licenses, are expensed over the renewal term. As of December 29, 2021 and December 30, 2020, indefinite-lived intangible assets relating to transferable liquor licenses totaled $1,461 and $1,437, respectively. We evaluate our indefinite-lived intangible assets for impairment annually during the fiscal fourth quarter, and whenever events or changes in circumstances indicate that an impairment may exist. When evaluating intangible assets for impairment, we first perform a qualitative assessment to determine whether it is more likely than not that an intangible asset group is impaired. If we determine that it is more likely than not that the carrying value of the intangible asset group exceeds its fair value, we perform a quantitative assessment to derive the fair value of the intangible asset group. If the carrying value of the intangible asset group exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. In addition, we continuously monitor and may revise our intangible asset useful lives if and when facts and circumstances change.
Revenue Recognition
Revenue consists of Shack sales and Licensing revenue. Generally, revenue is recognized as promised goods or services transfer to the guest or customer in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Revenue from Shack sales is recognized when payment is tendered at the point of sale, net of discounts as the performance obligation has been satisfied.
Sales tax collected from guests is excluded from Shack sales and the obligation is included as sales tax payable until the taxes are remitted to the appropriate taxing authorities. Revenue from gift cards is deferred and recognized upon redemption.

Shake Shack Inc. Form 10-K | 93

Licensing revenues include initial territory fees, Shack opening fees and ongoing sales-based royalty fees from licensed Shacks. Generally, the licenses granted to develop, open and operate each Shack in a specified territory are the predominant good or service transferred to the licensee in our contracts, and represent distinct performance obligations. Ancillary promised services, such as training and assistance during the initial opening of a Shack, are typically combined with the licenses and considered as one performance obligation per Shack. We determine the transaction price for each contract, which is comprised of the initial territory fee and an estimate of the total Shack opening fees we expect to be entitled to. The calculation of total Shack opening fees included in the transaction price requires judgment, as it is based on an estimate of the number of Shacks we expect the licensee to open. The transaction price is then allocated equally to each Shack expected to open. The performance obligations are satisfied over time, starting when a Shack opens, through the end of the term of the license granted to the Shack. Because we are transferring licenses to access our intellectual property during a contractual term, revenue is recognized on a straight-line basis over the license term. Generally, payment for the initial territory fee is received upon execution of the licensing agreement and payment for the Shack opening fees are received either in advance of or upon opening the related Shack. These payments are initially deferred and recognized as revenue as the performance obligations are satisfied, which occurs over a long-term period.
Revenue from sales-based royalties is recognized as the related sales occur.
Equity-based Compensation
Equity-based compensation expense is measured based on the grant-date fair value of the awards. For awards with graded-vesting features and service conditions only, compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award. For awards with graded-vesting features and a combination of service and performance conditions, compensation expense is recognized using a graded-vesting attribution method over the vesting period based on the most probable outcome of the performance conditions. Actual distributed shares are calculated upon conclusion of the service and performance periods. For stock option awards, the grant-date fair value of the awards is determined using the Black-Scholes option pricing model and involves several assumptions, including the expected term of the option, expected volatility and risk-free interest rate. Forfeitures are recognized as they occur for all equity awards. Equity-based compensation expense is included in General and administrative expenses and Labor and related expenses on the Consolidated Statements of Income (Loss).
Advertising
The cost of advertising is expensed as incurred. Advertising costs amounted to $5,677, $1,449 and $857 in fiscal 2021, fiscal 2020 and fiscal 2019, respectively, and are included in General and administrative expense and Other operating expenses on the Consolidated Statements of Income (Loss).
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
Generally, our real estate leases have initial terms ranging from 10 to 15 years and typically include two five-year renewal options. Renewal options are typically not included in the lease term as it is not reasonably certain at commencement date that we would exercise the options to extend the lease. Our real estate leases typically provide for fixed minimum rent payments and/or contingent rent payments based upon sales in excess of specified thresholds. When the achievement of such sales thresholds are deemed to be probable, contingent rent is accrued in proportion to the sales recognized during the period. Fixed minimum rent payments are recognized on a straight-line basis over the lease term starting on the date we take possession of the leased property. Lease expense incurred before a Shack opens is recorded in Pre-opening costs on the Consolidated Statements of Income (Loss). Once a Shack opens, we record the straight-line lease expense and contingent rent, if applicable, in Occupancy and related expenses on the Consolidated Statements of Income (Loss). Many of our leases also require us to pay real estate taxes, common area maintenance costs and other occupancy costs which are included in Occupancy and related expenses on the Consolidated Statements of Income (Loss).

Shake Shack Inc. Form 10-K | 94

We calculate operating lease assets and lease liabilities as the present value of fixed lease payments over the reasonably certain lease term beginning at the commencement date. We measure the lease liability by discounting the future fixed contractual payments included in the lease agreement, using either the rate explicit in the lease or our incremental borrowing rate (“IBR”). The IBR used to measure the lease liability is derived from the average of the yield curves obtained from using the notching method and the recovery rate method. The most significant assumption in calculating the IBR is our credit rating and is subject to judgment. The credit rating used to develop the IBR is determined by utilizing the credit ratings of other public companies with similar financial information as SSE Holdings.
For operating leases, fixed lease payments are recognized as operating lease cost on a straight-line basis over the lease term. Finance leases are recognized in depreciation expense on a straight-line basis over the remaining lease term, along with recognition of interest expense associated with accretion of the lease liability. For leases with a lease term of 12 months or less ("short-term lease"), any fixed lease payments are recognized on a straight-line basis over such term, and are not recognized on the Consolidated Balance Sheets. For both operating and finance leases that contain lease and non-lease components, the components are combined and accounted for as a single lease component. Variable lease cost for both operating and finance leases, if any, is recognized as incurred.
We expend cash for leasehold improvements to build out and equip our leased premises. Generally, a portion of the leasehold improvements and building costs are reimbursed by our landlords through landlord incentives pursuant to agreed-upon terms in our lease agreements. If obtained, landlord incentives usually take the form of up-front cash, full or partial credits against our future minimum or contingent rents otherwise payable by us, or a combination thereof. In most cases, landlord incentives are received after we take possession of the property and as we meet required milestones during the construction of the property. We include these amounts in the measurement of the initial operating lease liability, which are also reflected as a reduction to the initial measurement of the right-of-use asset.
Pre-opening Costs
Pre-opening costs are expensed as incurred and consist primarily of occupancy, manager and team member wages, legal fees, travel and related training costs, cookware and marketing expenses incurred prior to the opening of a Shack.
Income Taxes
We account for income taxes pursuant to the asset and liability method which requires the recognition of deferred income tax assets and liabilities related to the expected future tax consequences arising from temporary differences between the carrying values and tax bases of assets and liabilities based on enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Any effects of changes in income tax rates or laws are included in Income tax expense in the period of enactment. A valuation allowance is recognized if we determine it is more likely than not that all or a portion of a deferred tax asset will not be recognized. In making such determination, the Company considers all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent and expected future results of operations.

Shake Shack Inc. Form 10-K | 95

Recently Adopted Accounting Pronouncements
We adopted the Accounting Standards Update ("ASU") summarized below in fiscal 2021.

ASU	Description	Date Adopted
Simplifying the Accounting for Income Taxes (ASU 2019-12)
This standard simplifies various aspects related to accounting for income taxes by removing certain exceptions to the general principles in ASC 740, “Income Taxes” (“ASC 740”), and clarifying certain aspects of the current guidance to promote consistency among reporting entities.

The adoption of this standard did not have a material impact to the Company's consolidated financial statements.
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

The guidance of this ASU is applicable to the convertible notes issued in March 2021. As a result, the convertible notes are accounted for as a single liability measured at amortized cost. The if-converted earnings per share ("EPS") method is used, with the effect of potential share settlement included in diluted EPS. Refer to Note 8, Debt, and Note 15, Earnings Per Share, for additional information.
December 31, 2020
Recently Issued Accounting Pronouncements

ASU	Description	Effective Date
Government Assistance (Topic 832)—Disclosures by Business Entities about Government Assistance (ASU 2021-10)
This ASU requires disclosures about transactions with a government that have been accounted for by analogizing to a grant or contribution accounting model to increase transparency about the types of transactions, the accounting for the transactions and the effect of the transactions on an entity’s financial statements.

This ASU is effective for fiscal years beginning after December 15, 2021 and can be applied either prospectively or retrospectively with early adoption permitted. As this ASU is primarily around disclosure of transactions, the Company does not expect this to have a material impact on the financial statements.
December 30, 2021

Shake Shack Inc. Form 10-K | 96

NOTE 3: REVENUE

Revenue Recognition
Revenue recognized during fiscal 2021, fiscal 2020 and fiscal 2019 disaggregated by type is as follows:

	2021	2020	2019
Shack sales	$714,989	$506,339	$574,625
Licensing revenue:
Sales-based royalties	24,150	15,773	19,318
Initial territory and opening fees	754	755	576
Total revenue	$739,893	$522,867	$594,519
The aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of December 29, 2021 is $17,633. We expect to recognize this amount as revenue over a long-term period, as the license term for each Shack ranges from 5 to 20 years. This amount excludes any variable consideration related to sales-based royalties.
Contract Balances
Opening and closing balances of contract liabilities and receivables from contracts with customers is as follows:

	December 29 2021	December 30 2020
Shack sales receivables	$6,939	$5,373
Licensing receivables, net of allowance for doubtful accounts	4,005	2,647
Gift card liability	3,297	2,637
Deferred revenue, current	763	608
Deferred revenue, long-term	12,669	12,151
Revenue recognized during fiscal 2021 and fiscal 2020 that was included in their respective liability balances at the beginning of the period is as follows:

	2021	2020
Gift card liability	$456	$537
Deferred revenue	716	723
NOTE 4: FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying value of the Company's Cash and cash equivalents, Accounts receivable, net, Accounts payable and Accrued expenses approximate their fair value due to the short-term nature of these financial instruments.
As of December 29, 2021 and December 30, 2020, the Company held certain assets that are required to be measured at fair value on a recurring basis including Marketable securities, which consist of investments in equity securities. Fair value of these

Shake Shack Inc. Form 10-K | 97

investments is measured using Level 1 inputs. The carrying value of these investments in equity securities approximates fair value.
Assets measured at fair value on a recurring basis as of December 29, 2021 and December 30, 2020 were as follows:

	Fair Value Measurements
	December 29 2021	December 30 2020
	Level 1	Level 1
Equity securities:
Mutual funds	$80,000	$36,887
Total Marketable securities	$80,000	$36,887
Refer to Note 6, Debt, for additional information relating to the fair value of the Company's outstanding debt instruments.
A summary of other income from equity securities recognized during fiscal 2021, fiscal 2020 and fiscal 2019 is as follows:

	2021	2020	2019
Equity securities:
Dividend income	$301	$359	$1,244
Realized gain (loss) on sale of investments	(5)	79	22
Unrealized gain (loss) on equity securities	(277)	(59)	194
Total	$19	$379	$1,460
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets and liabilities that are measured at fair value on a non-recurring basis include our long-lived assets, operating lease right-of-use assets and indefinite-lived intangible assets. There were no impairment charges recognized during fiscal 2021. During 2020, the Company recognized an impairment charge of $7,644 at two Shacks, as well as the home office. Of the total impairment charge, $5,698 was attributed to operating lease right-of-use assets, $1,893 was attributed to property and equipment held and used, and $53 was attributed to finance lease right-of-use assets. The impairment charge was included in Impairment and loss on disposal of assets on the Consolidated Statement of Income (Loss). The fair values of assets were determined using an income-based approach and are classified as Level 3 within the fair value hierarchy. Significant inputs include projections of future cash flows, discount rates, Shack sales and profitability. There were no impairment charges recognized during fiscal 2019.
NOTE 5: ACCOUNTS RECEIVABLE, NET

The components of Accounts receivable, net as of December 29, 2021 and December 30, 2020 are as follows:

	December 29 2021	December 30 2020
Licensing receivables	$4,005	$2,675
Credit card receivables	4,091	2,989
Delivery receivables	2,553	2,229
Other receivables	3,008	1,599
Allowance for doubtful accounts	—	(28)
Accounts receivable, net	$13,657	$9,464

Shake Shack Inc. Form 10-K | 98

NOTE 6: PROPERTY AND EQUIPMENT, NET

The components of Property and equipment, net as of December 29, 2021 and December 30, 2020 are as follows:

	December 29 2021	December 30 2020
Leasehold improvements	$413,893	$342,724
Equipment	68,682	60,064
Furniture and fixtures	23,735	20,178
Computer equipment and software	44,821	30,477
Financing equipment lease right-of-use assets	13,741	9,622
Construction in progress	47,282	39,632
Property and equipment, gross	612,154	502,697
Less: accumulated depreciation	(222,768)	(166,156)
Property and equipment, net	$389,386	$336,541
Depreciation expense was $58,961, $48,801 and $40,392 for fiscal 2021, fiscal 2020 and fiscal 2019, respectively.
NOTE 7: SUPPLEMENTAL BALANCE SHEET INFORMATION

The components of Other current liabilities as of December 29, 2021 and December 30, 2020 are as follows:

	December 29 2021	December 30 2020
Sales tax payable	$4,575	$4,285
Gift card liability	3,297	2,637
Current portion of financing equipment lease liabilities	2,711	1,998
Other	3,918	5,280
Other current liabilities	$14,501	$14,200
The components of Other long-term liabilities as of December 29, 2021 and December 30, 2020 are as follows:

	December 29 2021	December 30 2020
Deferred licensing revenue	$12,669	$12,151
Long-term portion of financing equipment lease liabilities	4,303	3,586
Other(1)	5,801	8,723
Other long-term liabilities	$22,773	$24,460
(1)As of December 29, 2021, Other included $3,334 of deferred lease incentive liabilities related to leases with variable lease cost as well as $2,182 of deferred social security taxes associated with the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). As of December 30, 2020, Other included $3,182 of deferred lease incentive liabilities related to leases with variable lease cost as well as $5,214 of deferred social security taxes associated with the CARES Act. Refer to Note 14, Income Taxes, for additional information relating to the CARES Act.

Shake Shack Inc. Form 10-K | 99

NOTE 8: DEBT

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
In March 2021, the Company entered into a second amendment to the Revolving Credit Facility (“Second Amendment”). The Second Amendment modified the applicable covenants and restrictions in the Revolving Credit Facility to permit the incurrence of the Convertible Notes (as defined below), including obligations and transactions in connection therewith. In addition, the Second Amendment, among other things, (i) permit minimum liquidity to be less than $25,000 through July 1, 2022; (ii) extended the period applicable to the increased interest rate margin as set forth in the First Amendment; (iii) shortened the maturity date of the Revolving Credit Facility from August 2024 to September 2022 and (iv) added mechanics relating to the transition from the use of LIBOR to the Secured Overnight Financing Rate ("SOFR") upon the discontinuance or unavailability of LIBOR.
Subsequently, and also in March 2021, the Company entered into a third amendment to the Revolving Credit Facility (“Third Amendment”) as Wells Fargo Bank resigned as administrative agent under the Revolving Credit Facility and assigned its commitments thereunder to JPMorgan Bank, N.A. The Third Amendment appoints JPMorgan Bank, N.A. as administrative agent under the Revolving Credit Facility. In addition, the Third Amendment, among other things, extends the maturity date of the Revolving Credit Facility from September 2022 to March 2026. As of December 29, 2021 and December 30, 2020, no amounts were outstanding under the Revolving Credit Facility.
The obligations under the Revolving Credit Facility are secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' direct and indirect subsidiaries (with certain exceptions).
The Revolving Credit Facility requires the Company to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios. The Company is not subject to these coverage ratios for a period of time due to the Second Amendment to the Revolving Credit Facility described above. In addition, the Revolving Credit Facility contains other customary affirmative and negative covenants, including those which (subject to certain exceptions and dollar thresholds) limit the Company's ability to incur debt; incur liens; make investments; engage in mergers, consolidations, liquidations or acquisitions; dispose of assets; make distributions on or repurchase equity securities; pay dividends; engage in transactions with affiliates; and prohibits the Company, with certain exceptions, from engaging in any line of business not related to its current line of business. As of December 29, 2021, the Company was in compliance with all covenants.
As of December 29, 2021, the Revolving Credit Facility had unamortized deferred financing costs of $82, and was included in Other assets on the Consolidated Balance Sheets. Total interest expense related to the Revolving Credit Facility was $479, $531 and $49, respectively, for fiscal 2021, fiscal 2020 and fiscal 2019. Interest expense for fiscal 2021 primarily included the write-off of previously capitalized costs on the Revolving Credit Facility.

Shake Shack Inc. Form 10-K | 100

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

Shake Shack Inc. Form 10-K | 101

As of December 29, 2021, the Convertible Notes had a gross principal balance of $250,000 and a balance of $243,542, net of unamortized discount and debt issuance costs of $6,458. As of December 29, 2021, the unamortized balance of discount and debt issuance costs was recorded as a contra-liability and netted with Long-term debt on the Consolidated Balance Sheets and was being amortized as interest expense using the effective interest method. Total amortization expense was $867 and was included in Interest expense in the Consolidated Statements of Income (Loss). In connection with the issuance of the Convertible Notes, the Company also incurred consulting and advisory fees of $231 as of December 29, 2021 and was included in General and administrative expenses in the Consolidated Statements of Income (Loss).
At December 29, 2021, the fair value of the Convertible Notes was approximately $206,018, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as a Level 2 measurement within the fair value hierarchy.
NOTE 9: LEASES

Nature of Leases
We currently lease all of our domestic Company-operated Shacks, our home office and certain equipment under various non-cancelable lease agreements that expire on various dates through 2038. We evaluate contracts entered into to determine whether the contract involves the use of property or equipment, which is either explicitly or implicitly identified in the contract. We evaluate whether we control the use of the asset, which is determined by assessing whether we obtain substantially all economic benefits from the use of the asset, and whether we have the right to direct the use of the asset. If these criteria are met and we have identified a lease, we account for the contract under the requirements of Accounting Standards Codification Topic 842.
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
Fixed minimum rent payments are recognized on a straight-line basis over the lease term from the date we take possession of the leased property. Lease expense incurred before a Shack opens is recorded in Pre-opening costs on the Consolidated Statements of Income (Loss). Once a domestic Company-operated Shack opens, we record the straight-line lease expense and contingent rent, if applicable, in Occupancy and related expenses on the Consolidated Statements of Income (Loss). Many of our leases also require us to pay real estate taxes, common area maintenance costs and other occupancy costs which are included in Occupancy and related expenses on the Consolidated Statements of Income (Loss).
As there are no explicit rates provided in our leases, we use our incremental borrowing rate in determining the present value of future lease payments. The discount rate used to measure the lease liability is derived from the average of the yield curves obtained from using the notching method and the recovery rate method. The most significant assumption in calculating the incremental borrowing rate is our credit rating and is subject to judgment. We determined our credit rating based on a comparison of the financial information of SSE Holdings to other public companies and then use their respective credit ratings to develop our own.
We expend cash for leasehold improvements to build out and equip our leased premises. Generally, a portion of the leasehold improvements and building costs are reimbursed by our landlords through landlord incentives pursuant to agreed-upon terms in our lease agreements. If obtained, landlord incentives usually take the form of cash, full or partial credits against our future minimum or contingent rents otherwise payable by us or a combination thereof. In most cases, landlord incentives are received after we take possession of the property and as we meet required milestones during the construction of the property. We include

Shake Shack Inc. Form 10-K | 102

these amounts in the measurement of the initial operating lease liability, which are also reflected as a reduction to the initial measurement of the right-of-use asset.
A summary of operating and finance lease right-of-use assets and liabilities as of December 29, 2021 and December 30, 2020 is as follows:

	Classification	December 29 2021	December 30 2020
Operating leases	Operating lease assets	$347,277	$306,317
Finance leases	Property and equipment, net	6,810	5,409
Total right-of-use assets		$354,087	$311,726

Operating leases:
	Operating lease liabilities, current	$35,519	$35,657
	Long-term operating lease liabilities	400,113	343,736
Finance leases:
	Other current liabilities	2,711	1,998
	Other long-term liabilities	4,303	3,586
Total lease liabilities		$442,646	$384,977

Shake Shack Inc. Form 10-K | 103

The components of lease expense for fiscal 2021 and fiscal 2020 are as follows:

	Classification	December 29 2021	December 30 2020
Operating lease cost	Occupancy and related expenses Pre-opening costs General and administrative expenses	$50,888	$44,910
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization expense	2,719	2,257
Interest on lease liabilities	Interest expense	207	213
Variable lease cost	Occupancy and related expenses Other operating expenses Pre-opening costs General and administrative expenses	13,019	13,766
Short-term lease cost	Occupancy and related expenses	290	494
Total lease cost		$67,123	$61,640
As of December 29, 2021, future minimum lease payments for operating and finance leases consisted of the following:

	Operating Leases	Finance Leases
2022(1)	$50,444	$2,886
2023	62,729	1,996
2024	62,700	1,234
2025	61,795	674
2026	58,011	409
Thereafter	249,730	244
Total minimum payments	545,409	7,443
Less: imputed interest	117,380	428
Total lease liabilities	$428,029	$7,015
(1)Operating leases are net of certain tenant allowance receivables that were reclassified to Other current assets as of December 29, 2021.

As of December 29, 2021 we had additional operating lease commitments of $77,955 for non-cancelable leases without a possession date, which begin to commence in fiscal 2022. These lease commitments are consistent with the leases that we have executed thus far.
A summary of lease terms and discount rates for operating and finance leases as of December 29, 2021 and December 30, 2020 is as follows:

	December 29 2021	December 30 2020
Weighted average remaining lease term (years):
Operating leases	9.5	9.7
Finance leases	5.4	5.2
Weighted average discount rate:
Operating leases	3.9%	4.2%
Finance leases	3.1%	3.6%

Shake Shack Inc. Form 10-K | 104

Supplemental cash flow information related to leases as of December 29, 2021 and December 30, 2020 is as follows:

	December 29 2021	December 30 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$49,079	$42,144
Operating cash flows from finance leases	207	213
Financing cash flows from finance leases	2,694	2,206
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	66,959	59,969
Finance leases	4,119	2,298
NOTE 10: EMPLOYEE BENEFIT PLANS

Defined Contribution Plan
Our team members are eligible to participate in a defined contribution savings plan maintained by Shake Shack. The plan is funded by participant and employer contributions. We pay our share of the employer contributions directly to the third party trustee. Employer contributions to the plan are at our discretion. We make contributions matching a portion of participants' contributions. We match 100% of participants' contributions for the first 3% of eligible compensation contributed and 50% of contributions made in excess of 3% of eligible compensation up to 5% of eligible compensation. Employer contributions totaled $1,337, $895 and $772, respectively, for fiscal 2021, fiscal 2020 and fiscal 2019.
NOTE 11: STOCKHOLDERS' EQUITY

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

Shake Shack Inc. Form 10-K | 105

The following table summarizes redemptions of LLC Interests activity during fiscal 2021, fiscal 2020 and fiscal 2019:

	2021	2020	2019
Redemption and acquisition of LLC Interests
Number of LLC Interests redeemed by non-controlling interest holders	29,601	194,009	1,721,887
Number of LLC Interests acquired in connection with the Gramercy Tavern Corp. Merger	—	—	2,690,263
Number of LLC Interests received by Shake Shack Inc.	29,601	194,009	4,412,150
Issuance of Class A common stock
Shares of Class A common stock issued in connection with redemptions of LLC Interests	29,601	194,009	1,721,887
Shares of Class A common stock issued in connection with the Gramercy Tavern Corp. Merger	—	—	2,690,263
Cancellation of Class B common stock
Shares of Class B common stock surrendered and cancelled	29,601	194,009	1,721,887
Shares of Class B common stock surrendered and cancelled in connection with the Gramercy Tavern Merger	—	—	2,690,263
Stock Compensation Plan Activity
We received an aggregate of 395,006, 456,942 and 484,319 LLC Interests in connection with the activity under our stock compensation plan during fiscal 2021, fiscal 2020 and fiscal 2019, respectively.
Dividend Restrictions
We are a holding company with no direct operations. As a result, our ability to pay cash dividends on our common stock, if any, is dependent upon cash dividends, distributions or other transfers from SSE Holdings. The amounts available to us to pay cash dividends are subject to certain covenants and restrictions set forth in the Revolving Credit Facility. As of December 29, 2021, essentially all of the net assets of SSE Holdings were restricted. Refer to Note 8, Debt, for additional information relating to the covenants and restrictions set forth in the Revolving Credit Facility.
Gramercy Tavern Corp. Merger
Pursuant to a Stockholders Agreement, dated February 4, 2015, as amended, by and among Daniel H. Meyer, the Daniel H. Meyer 2012 Gift Trust, now known as the DHM Gift Trust (the "Gift Trust"), other affiliates (collectively, the "Meyer Stockholders") and other parties thereto, the Meyer Stockholders had the right to cause all of the shares of Gramercy Tavern Corp. ("GTC") to be exchanged for shares of our Class A common stock pursuant to a tax-free reorganization. In August 2019, the Meyer Stockholders exercised their right with respect to GTC (the "GTC Merger"). To effect the GTC Merger, a newly-formed wholly-owned subsidiary of Shake Shack Inc. merged with and into GTC, with GTC as the surviving entity, which was then merged with and into Shake Shack Inc. Prior to the GTC Merger, GTC owned 2,690,263 LLC Interests and an equivalent number of shares of our Class B common stock. The stockholders of GTC, received on a one-for-one basis, 2,690,263 shares of Class A common stock based upon the amount of shares of GTC held by the stockholders; all of the shares of Class B common stock held by GTC were cancelled; and all of the LLC Interests held by GTC were transferred to us.
NOTE 12: NON-CONTROLLING INTERESTS

We are the sole managing member of SSE Holdings and, as a result, consolidate the financial results of SSE Holdings. We report a non-controlling interest representing the economic interest in SSE Holdings held by the other members of SSE Holdings. The Third Amended and Restated Limited Liability Company Agreement, as further amended, (the "LLC Agreement") of SSE Holdings provides that holders of LLC Interests may, from time to time, require SSE Holdings to redeem all or a portion of their LLC Interests for newly-issued shares of Class A common stock on a one-for-one basis. In connection with any redemption or exchange, we will receive a corresponding number of LLC Interests, increasing our total ownership interest in SSE

Shake Shack Inc. Form 10-K | 106

Holdings. Changes in our ownership interest in SSE Holdings while we retain a controlling interest in SSE Holdings will be accounted for as equity transactions. As such, future redemptions or direct exchanges of LLC Interests in SSE Holdings by the other members of SSE Holdings will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in capital.
The following table summarizes the ownership interest in SSE Holdings as of December 29, 2021 and December 30, 2020:

	2021		2020
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Shake Shack Inc.	39,142,397	93.1%	38,717,790	92.9%
Number of LLC Interests held by non-controlling interest holders	2,921,587	6.9%	2,951,188	7.1%
Total LLC Interests outstanding	42,063,984	100.0%	41,668,978	100.0%
The weighted average ownership percentages for the applicable reporting periods are used to attribute Net income (loss) and other comprehensive income (loss) to Shake Shack Inc. and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for fiscal 2021 and fiscal 2020 was 7.0% and 7.7%, respectively.
During fiscal 2021, an aggregate of 29,601 LLC Interests were redeemed by the non-controlling interest holders for newly-issued shares of Class A common stock, and we received 29,601 LLC Interests, increasing our total ownership interest in SSE Holdings to 93.1%.
During fiscal 2020, an aggregate of 194,009 LLC Interests were redeemed by the non-controlling interest holders for newly-issued shares of Class A common stock, and we received 194,009 LLC Interests, increasing our total ownership interest in SSE Holdings to 92.9%.
The following table summarizes the effects of changes in ownership in SSE Holdings on our equity during fiscal 2021, fiscal 2020 and fiscal 2019.

	2021	2020	2019
Net income (loss) attributable to Shake Shack Inc.	$(8,655)	$(42,158)	$19,827
Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation adjustment	(2)	1	2
Transfers (to) from non-controlling interests:
Increase in additional paid-in capital as a result of the redemption of LLC Interests	33	1,723	11,934
Increase in additional paid-in-capital as a result of the GTC Merger	—	—	19,218
Increase in additional paid-in capital as a result of activity under the stock compensation plan and the related income tax effect	1,829	5,909	4,517
Increase in additional paid-in-capital as a result of the issuance of Class A common stock sold in equity offerings	—	135,718	—
Total effect of changes in ownership interest on equity attributable to Shake Shack Inc.	$(6,795)	$101,193	$55,498
We received an aggregate of 395,006 and 456,942 LLC Interests in connection with the activity under our stock compensation plans during fiscal 2021 and fiscal 2020, respectively.

Shake Shack Inc. Form 10-K | 107

NOTE 13: EQUITY-BASED COMPENSATION

A summary of equity-based compensation expense recognized during fiscal 2021, fiscal 2020 and fiscal 2019 is as follows:

	2021	2020	2019
Stock options	$3	$322	$2,626
Performance stock units	3,471	1,309	3,035
Restricted stock units	5,229	3,929	1,844
Equity-based compensation expense	$8,703	$5,560	$7,505

Total income tax benefit recognized related to equity-based compensation	$223	$204	$188
Equity-based compensation expense is recorded in General and administrative expenses and Labor and related expenses on the Consolidated Statements of Income (Loss) during fiscal 2021, fiscal 2020 and fiscal 2019 as follows:

	2021	2020	2019
General and administrative expenses	$7,907	$5,039	$7,189
Labor and related expenses	796	521	316
Equity-based compensation expense	$8,703	$5,560	$7,505
We capitalized $100, $40 and $195 of equity-based compensation expense associated with the construction cost of our Shacks and our enterprise-wide system upgrade, Project Concrete, during fiscal 2021, fiscal 2020 and fiscal 2019, respectively.
Stock Options
In January 2015, we adopted the 2015 Incentive Award Plan (the "2015 Plan") under which we may grant up to 5,865,522 stock options and other equity-based awards to team members, directors and officers. The stock options granted generally vest equally over periods ranging from one to five years. We do not use cash to settle any of our equity-based awards, and we issue new shares of Class A common stock upon the exercise of stock options.
The fair value of stock option awards was determined on the grant date using the Black-Scholes valuation model based on the following weighted average assumptions:

	2021	2020	2019
Expected term (years)(1)	7.5	7.5	7.5
Expected volatility(2)	45.4%	42.3%	42.2%
Risk-free interest rate(3)	1.4%	0.7%	2.4%
Dividend yield(4)	—%	—%	—%
(1)Expected term represents the estimated period of time until an award is exercised and was determined using the simplified method.
(2)Expected volatility is based on the historical volatility of a selected peer group over a period equivalent to the expected term.
(3)The risk-free rate is an interpolation of yields on U.S. Treasury securities with maturities equivalent to the expected term.
(4)We have assumed a dividend yield of zero as we have no plans to declare dividends in the foreseeable future.

Shake Shack Inc. Form 10-K | 108

A summary of stock option activity for fiscal year 2021 is as follows:

	Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding as of December 30, 2020	489,024	$21.83
Granted	1,698	119.39
Exercised	(323,512)	21.19
Forfeited	(12,979)	51.15
Outstanding as of December 29, 2021	154,231	$21.77	$7,456	3.2
Options vested and exercisable as of December 29, 2021	154,231	$21.77	$7,456	3.2
Options expected to vest as of December 29, 2021	—	$—	$—	—
As of December 29, 2021, total unrecognized compensation expense related to unvested stock options was nil. Cash received from stock options exercised was $6,731 and the cash tax benefit realized for the tax deductions from these option exercises was $365 for fiscal 2021. The weighted average grant date fair value of options granted during fiscal 2021, fiscal 2020 and fiscal 2019 was $58.92, $16.21, $26.42, respectively. The total intrinsic value of stock options exercised during fiscal 2021, fiscal 2020 and fiscal 2019 was $30,533, $25,824 and $16,905, respectively. The total fair value of stock options vested during fiscal 2021, fiscal 2020 and fiscal 2019 was $60, $2,674 and $2,950, respectively.
The following table summarizes information about stock options outstanding and exercisable as December 29, 2021:

	Options Outstanding			Options Exercisable
	Number Outstanding at December 29, 2021	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 29, 2021	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Exercise Price
$21.00	145,712	3.1	$21.00	145,712	3.1	$21.00
$34.62	7,411	4.4	$34.62	7,411	4.4	$34.62
$36.41	1,108	4.9	$36.41	1,108	4.9	$36.41
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
For performance stock units granted during fiscal 2021, the amount of awards that can be earned ranges from 0% to 200% of the number of performance stock units granted, based on the achievement of approved financial goals over a one-year or three-year performance period. In addition to the performance conditions, performance stock units are also subject to a requisite service period and the awards vest ratably over four years or cliff vest over three years. The fair value of performance stock units is determined based on the closing market price of our Class A common stock on the date of grant. Compensation expense related to the performance stock units is recognized using either a graded-vesting attribution method or straight-line over the vesting period based on the most probable outcome of the performance conditions.

Shake Shack Inc. Form 10-K | 109

A summary of performance stock unit activity for fiscal year 2021, is as follows:

	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding as of December 30, 2020	137,221	$55.67
Granted	165,263	98.87
Performance achievement(1)	(74,137)	57.20
Vested	(29,892)	55.24
Forfeited	(12,296)	103.83
Outstanding as of December 29, 2021	186,159	$90.31
(1)Represents the incremental awards earned and/or awards forfeited based on the achievement of performance conditions.

As of December 29, 2021, there were 186,159 performance stock units outstanding, of which none were vested. The weighted average grant date fair value of share awards granted during fiscal 2021, fiscal 2020 and fiscal 2019 were $98.87, $57.20, and $52.47, respectively. The total fair value of awards that vested during fiscal 2021, fiscal 2020 and fiscal 2019 was $3,083, $2,730 and $3,456, respectively. As of December 29, 2021, total unrecognized compensation expense related to unvested performance stock units was $12,058, which is expected to be recognized over a weighted average period of 2.8 years.
Restricted Stock Units
Under the 2015 Plan, we may grant restricted stock units to team members, directors and officers. The restricted stock units granted generally vest equally over periods ranging from one to five years. The fair value of restricted stock units is determined based on the closing market price of our Class A common stock on the date of grant. Compensation expense related to the restricted stock units is recognized using a straight-line attribution method over the vesting period.
A summary of restricted stock unit activity for fiscal year 2021 is as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding as of December 30, 2020	258,493	$54.33
Granted	127,013	117.39
Vested	(75,312)	55.23
Forfeited	(78,765)	66.87
Outstanding as of December 29, 2021	231,429	$84.37
As of December 29, 2021, there were 231,429 restricted stock units outstanding, of which none were vested. The weighted average grant date fair value of share awards granted during fiscal 2021, fiscal 2020 and fiscal 2019 were $117.39, $57.41, and $52.51, respectively. The total fair value of shares vested during fiscal 2021, fiscal 2020 and fiscal 2019 was $8,385, $2,463 and $947, respectively. As of December 29, 2021, total unrecognized compensation expense related to unvested restricted stock units was $14,984, which is expected to be recognized over a weighted average period of 2.9 years.
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

Shake Shack Inc. Form 10-K | 110

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
Income Tax Expense
The components of Income (loss) before income taxes are follows:

	2021	2020	2019
Domestic	$(38,833)	$(59,873)	$11,797
Foreign	21,498	14,396	15,717
Income (loss) before income taxes	$(17,335)	$(45,477)	$27,514
The components of Income tax expense (benefit) are as follows:

	2021	2020	2019
Current income taxes:
Federal	$—	$—	$2,984
State and local	275	190	4,283
Foreign	2,880	1,223	2,183
Total current income taxes	3,155	1,413	9,450
Deferred income taxes:
Federal	(9,798)	(12,638)	(5,643)
State and local	(581)	11,282	(421)
Total deferred income taxes	(10,379)	(1,356)	(6,064)
Income tax expense (benefit)	$(7,224)	$57	$3,386
Reconciliations of Income tax expense (benefit) computed at the U.S. federal statutory income tax rate to the recognized Income tax expense (benefit) and the U.S. statutory income tax rate to our effective tax rates are as follows:

	2021		2020		2019
Expected U.S. federal income taxes at statutory rate	$(3,641)	21.0%	$(9,550)	21.0%	$5,778	21.0%
State and local income taxes, net of federal benefit	862	(5.0)%	5,776	(12.7)%	3,924	14.2%
Foreign withholding taxes	2,880	(16.6)%	1,223	(2.7)%	2,183	7.9%
Tax credits	(3,655)	21.1%	(1,533)	3.4%	(3,007)	(10.9)%
Non-controlling interest	1,327	(7.7)%	537	(1.2)%	(1,405)	(5.1)%
Remeasurement of deferred tax assets in connection with other tax rate changes	1,034	(6.0)%	5,433	(11.9)%	208	0.8%
Change in valuation allowance	(6,059)	35.0%	(2,264)	5.0%	(4,669)	(17.0)%
Other	28	(0.2)%	435	(1.0)%	374	1.4%
Income tax expense (benefit)	$(7,224)	41.7%	$57	(0.1)%	$3,386	12.3%
Our effective income tax rates for fiscal 2021, fiscal 2020 and fiscal 2019 were 41.7%, (0.1)% and 12.3%, respectively. The increase in our effective income tax rate from fiscal 2020 to fiscal 2021 was primarily driven by the increase in the income tax benefit from the release of the valuation allowance and higher tax credits, partially offset by higher foreign tax expense. The decrease in our effective income tax rate from fiscal 2019 to fiscal 2020 was primarily driven by lower tax rates for foreign and state taxes mainly in connection with lower pre-tax book income and remeasurement of deferred tax assets, partially offset by lower tax credit and an increase in valuation allowance.

Shake Shack Inc. Form 10-K | 111

Deferred Tax Assets and Liabilities
The components of deferred tax assets and liabilities are as follows:

	December 29 2021	December 30 2020
Deferred tax assets:
Investment in partnership	$116,639	$139,379
Tax Receivable Agreement	63,983	63,853
Operating lease liability	3,873	3,470
Financing lease liability	63	51
Deferred revenue	150	141
Equity-based compensation	263	331
Net operating loss carryforwards	108,207	75,522
Tax credits	13,297	9,610
Other assets	569	457
Total gross deferred tax assets	307,044	292,814
Valuation allowance	(5,173)	(2,656)
Total deferred tax assets, net of valuation allowance	301,871	290,158
Deferred tax liabilities:
Property and equipment	(21)	(300)
Operating lease right-of-use asset	(3,121)	(2,802)
Financing lease right-of-use asset	(61)	(49)
Total gross deferred tax liabilities	(3,203)	(3,151)
Net deferred tax assets	$298,668	$287,007
As of December 29, 2021, our federal and state net operating loss carryforwards for income tax purposes were $448,833 and $237,691. If not utilized, $396,966 of our federal net operating losses can be carried forward indefinitely, and the remainder will begin to expire in 2035. If not utilized $41,271 of our state net operating loss carryforwards can be carried forward indefinitely, and the remainder will begin to expire in 2023. As of December 29, 2021, we had federal tax credit carryforwards of $12,689 which will begin to expire in 2025 and gross state tax credits of $770 which will begin to expire in 2022.
As described in Note 11, Stockholders' Equity, we acquired an aggregate of 424,607 LLC Interests during fiscal 2021 through redemptions of LLC Interests and activity under stock-based compensation plans. We recognized a deferred tax asset in the amount of $9,609 associated with the basis difference in our investment in SSE Holdings upon acquiring these LLC Interests. As of December 29, 2021, the total deferred tax asset related to the basis difference in our investment in SSE Holdings was $116,639. However, a portion of the total basis difference will only reverse upon the eventual sale of our interest in SSE Holdings, which we expect would result in a capital loss. During fiscal 2021, the total valuation allowance established against this deferred tax asset to which it relates was $361.
During fiscal 2021, we also recognized other income of $2, related to additional tax basis changes generated from expected future payments under the Tax Receivable Agreement and related deductions for imputed interest on such payments. Refer to "Tax Receivable Agreement", herein for additional information.
We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of December 29, 2021, we concluded, based on the weight of all available positive and negative evidence, that all of our deferred tax assets (except for those deferred tax assets described above relating to basis differences that expected to result in a capital loss upon the eventual sale of our interest in SSE Holdings) are more likely than not to be realized, except for tax credits related to New York City UBT and certain foreign

Shake Shack Inc. Form 10-K | 112

tax credits no longer expected to be utilized before expiration. As such, a valuation allowance in the amount of $5,173 was recognized. The net change in valuation allowance for fiscal 2021 was an increase of $2,517. See "Schedule II " for details.
Uncertain Tax Positions
There were no reserves for uncertain tax positions as of December 29, 2021 and December 30, 2020. Shake Shack Inc. was formed in September 2014 and did not engage in any operations prior to the IPO and Organizational Transactions. The statute of limitations remains open for tax years beginning in 2015 for Shake Shack Inc. Additionally, although SSE Holdings is treated as a partnership for U.S. federal and state income taxes purposes, it is still required to file an annual U.S. Return of Partnership Income, which is subject to examination by the Internal Revenue Service ("IRS"). The statute of limitations has expired for tax years through 2017 for SSE Holdings.
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
During fiscal 2021, we acquired an aggregate of 29,601 LLC Interests in connection with the redemption of LLC Interests that resulted in an increase in the tax basis of our investment in SSE Holdings subject to the provisions of the Tax Receivable Agreement. We recognized an additional liability in the amount of $1,093 for the TRA Payments due to the redeeming members, representing 85% of the aggregate tax benefits we expect to realize from the tax basis increases related to the redemption of LLC Interests, after concluding it was probable that such TRA Payments would be paid based on our estimates of future taxable income. During fiscal 2021, inclusive of interest, no payments were made to the members of SSE Holdings pursuant to the Tax Receivable Agreement. Payments of $6,643 were made to members of SSE Holdings pursuant to the Tax Receivable Agreement during fiscal 2020. As of December 29, 2021, the total amount of TRA Payments due under the Tax Receivable Agreement was $234,045, of which no amount was included in Other current liabilities on the Consolidated Balance Sheet. Refer to Note 17, Commitments and Contingencies, for additional information relating to our liabilities under the Tax Receivable Agreement.
CARES Act
On March 27, 2020, the U.S. government enacted the CARES Act to provide certain relief as a result of the COVID-19 pandemic. The CARES Act provides tax relief, along with other stimulus measures, including a retroactive technical correction of prior tax legislation for tax depreciation of certain qualified improvement property, among other changes. The CARES Act allows for a five-year carryback of federal NOLs generated in 2018 through 2020 and eliminates the 80% taxable income limitation by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018 through 2020.

Shake Shack Inc. Form 10-K | 113

Subsequent to the second quarter of 2020, we began deferring the employer-paid portion of social security taxes; 50% of this was recognized at the end of 2021 required by the CARES Act.
NOTE 15: EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share of Class A common stock is computed by dividing Net income (loss) attributable to Shake Shack Inc. by the weighted average number of shares of Class A common stock outstanding during the period. Diluted earnings (loss) per share of Class A common stock is computed by dividing Net income (loss) attributable to Shake Shack Inc. by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A common stock (in thousands, except per share amounts) for fiscal 2021, fiscal 2020 and fiscal 2019.

	2021	2020	2019
Numerator:
Net income (loss) attributable to Shake Shack Inc.—basic	$(8,655)	$(42,158)	$19,827
Net income (loss) attributable to Shake Shack Inc.—diluted	$(8,655)	$(42,158)	$19,827
Denominator:
Weighted average shares of Class A common stock outstanding—basic	39,085	37,129	31,381
Effect of dilutive securities:
Stock options	—	—	743
Performance stock units	—	—	70
Restricted stock units	—	—	57
Weighted average shares of Class A common stock outstanding—diluted	39,085	37,129	32,251

Earnings (loss) per share of Class A common stock—basic	$(0.22)	$(1.14)	$0.63
Earnings (loss) per share of Class A common stock—diluted	$(0.22)	$(1.14)	$0.61
Shares of Class B common stock do not share in the earnings or losses of Shake Shack and are therefore not participating securities. As such, separate presentation of basic and diluted earnings (loss) per share of Class B common stock under the two-class method has not been presented. However, shares of Class B common stock outstanding for the period are considered potentially dilutive shares of Class A common stock under application of the if-converted method and are included in the computation of diluted earnings (loss) per share, except when the effect would be anti-dilutive.
The effect of potential share settlement of the Convertible Notes outstanding for the period is included as potentially dilutive shares of Class A common stock under application of the if-converted method in the computation of diluted earnings (loss) per share, except when the effect would be anti-dilutive. Refer to Note 8, Debt, for additional information.

Shake Shack Inc. Form 10-K | 114

The following table presents potentially dilutive securities, as of the end of the period, excluded from the computations of diluted earnings (loss) per share of Class A common stock for fiscal 2021, fiscal 2020 and fiscal 2019.

	2021		2020		2019
Stock options	154,231	(1)	489,024	(1)	946	(2)
Performance stock units	186,159	(1)	137,221	(1)	51,197	(3)
Restricted stock units	231,429	(1)	258,493	(1)	—
Shares of Class B common stock	2,921,587	(1)	2,951,188	(1)	3,145,197	(1)
Convertible notes	1,466,975	(1)	—		—
(1)Number of securities outstanding at the end of the period that were excluded from the computation of diluted earnings (loss) per share of Class A common stock because the effect would have been anti-dilutive.
(2)Weighted average number of securities excluded from the computation of diluted earnings per share of Class A common stock because the exercise price of the stock options exceeded the average market price of our Class A common stock during the period ("out-of-the-money").
(3)Weighted average number of securities excluded from the computation of diluted earnings per share of Class A common stock because the performance conditions associated with these awards were not met for a portion of the fiscal year.
NOTE 16: SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information for fiscal 2021, fiscal 2020 and fiscal 2019:

	2021	2020	2019
Cash paid for:
Income taxes, net of refunds	$2,808	$1,612	$3,044
Interest, net of amounts capitalized	252	643	255
Non-cash investing activities:
Accrued purchases of property and equipment	22,241	15,515	12,620
Capitalized equity-based compensation	66	37	101
Non-cash financing activities:
Establishment of liabilities under tax receivable agreement	1,093	4,024	32,065
Class A common stock issued in connection with the redemption of LLC Interests	—	—	2
Class A common stock issued in connection with the GTC Merger	—	—	3
Cancellation of Class B common stock in connection with the redemption of LLC Interests	—	—	(2)
Cancellation of Class B common stock in connection with the GTC Merger	—	—	(3)
NOTE 17: COMMITMENTS AND CONTINGENCIES

Lease Commitments
We are obligated under various operating leases for Shacks and our home office space, expiring in various years through 2038. Under certain of these leases, we are liable for contingent rent based on a percentage of sales in excess of specified thresholds and are responsible for our proportionate share of real estate taxes, common area maintenance costs and other occupancy costs. Refer to Note 9, Leases, for additional information.

Shake Shack Inc. Form 10-K | 115

As security under the terms of one of our leases, we are obligated under a letter of credit totaling $130 as of December 29, 2021, which expires in February 2026. Additionally, in September 2017, we entered into a letter of credit in conjunction with our new home office lease in the amount of $603, which expires in August 2022 and renews automatically for one-year periods through January 31, 2034.
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
Legal Contingencies
We are involved with ongoing regulatory and private matters involving New York City's predictive scheduling laws. We intend to defend against these claims and it is not possible at this time to reasonably estimate the outcome of or any potential liability from these matters. No amounts have been accrued as of December 29, 2021 and December 30, 2020.
In March 2020, a claim was filed against Shake Shack alleging certain violations of the Fair Labor Standards Act. At a mediation between the parties, we agreed to settle the matter with the plaintiff and other team members who elect to participate in the settlement for $560. We initially accrued for this matter during the thirteen weeks ended March 31, 2021 with an additional accrual established during fiscal 2021, and paid in full as of December 29, 2021.
In February 2018, a claim was filed against Shake Shack in California state court alleging certain violations of the California Labor Code. At a mediation between the parties, we agreed to settle the matter with the plaintiff and all other California team members who elected to participate in the settlement for $1,200. We accrued for this matter during the fiscal 2018, and paid in full as of December 29, 2021.
We are subject to various legal proceedings, claims and liabilities, such as employment-related claims and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance. As of December 29, 2021, the amount of the ultimate liability with respect to these matters was not material.
Liabilities under Tax Receivable Agreement
As described in Note 14, Income Taxes, we are a party to the Tax Receivable Agreement under which we are contractually committed to pay the non-controlling interest holders 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of certain transactions. We are not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated the transaction that gave rise to the payment are realized. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. As of December 29, 2021, we recognized $234,045 of liabilities relating to our obligations under the Tax Receivable Agreement, after concluding that it was probable that we would have sufficient future taxable income to utilize the related tax benefits. There were no transactions subject to the Tax Receivable Agreement for which we did not recognize the related liability, as we concluded that we would have sufficient future taxable income to utilize all of the related tax benefits generated by all transactions that occurred in fiscal 2021.
NOTE 18: RELATED PARTY TRANSACTIONS

Union Square Hospitality Group
The Chairman of our board of directors serves as the Chief Executive Officer of Union Square Hospitality Group, LLC. As a

Shake Shack Inc. Form 10-K | 116

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

	Classification	2021	2020	2019
Amounts received from HYC	Licensing revenue	$320	$67	$571

	Classification	December 29 2021	December 30 2020
Amounts due from HYC	Accounts receivable, net	$90	$8
Madison Square Park Conservancy
The Chairman of our Board of Directors serves as a director of the Madison Square Park Conservancy ("MSP Conservancy"), with which we have a license agreement and pay license fees to operate our Madison Square Park Shack. No amounts were due to MSP Conservancy as of both December 29, 2021 and December 30, 2020.

	Classification	2021	2020	2019
Amounts paid to MSP Conservancy	Occupancy and related expenses	$863	$846	$964
Olo, Inc.
The Chairman of our Board of Directors serves as a director of Olo, Inc. (formerly known as "Mobo Systems, Inc."), a platform we use in connection with our mobile ordering application.

	Classification	2021	2020	2019
Amounts paid to Olo, Inc.	Other operating expenses	$406	$242	$170

	Classification	December 29 2021	December 30 2020
Amounts due to Olo, Inc.	Accounts payable	$33	$—
Block, Inc.
Our Chief Executive Officer is a member of the board of directors of Block, Inc. (formerly known as "Square, Inc."). We currently use certain point-of-sale applications, payment processing services, hardware and other enterprise platform services in connection with the processing of a limited amount of sales at certain of our locations, sales for certain off-site events and in connection with our kiosk technology.

	Classification	2021	2020	2019
Amounts paid to Block, Inc.	Other operating expenses	$2,844	$1,697	$1,692

Shake Shack Inc. Form 10-K | 117

	Classification	December 29 2021	December 30 2020
Amounts due to Block, Inc.	Accounts payable	$52	$—
USHG Acquisition Corp.
Our Chief Executive Officer has been appointed to the board of directors of USHG Acquisition Corp. in which the Chairman of our Board of Directors serves as the chairman of the board of directors of USHG Acquisition Corp. USHG Acquisition Corp. is a newly organized blank check company incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. No amounts were due to or due from USHG Acquisition Corp as of both December 29, 2021 and December 30, 2020. No amounts were paid to USHG Acquisition Corp during fiscal 2021, fiscal 2020 and fiscal 2019.
Tax Receivable Agreement
As described in Note 14, Income Taxes, we entered into a Tax Receivable Agreement with certain members of SSE Holdings that provides for the payment by us of 85% of the amount of tax benefits, if any, that Shake Shack actually realizes or in some cases is deemed to realize as a result of certain transactions.

	Classification	2021	2020	2019
Amounts paid to members (inclusive of interest)	Other current liabilities	$—	$6,643	$707

	Classification	December 29 2021	December 30 2020
Amounts due under the Tax Receivable Agreement	Other current liabilities Liabilities under Tax Receivable Agreement, net of current portion	$234,045	$232,954
Distributions to Members of SSE Holdings
Under the terms of the SSE Holdings LLC Agreement, SSE Holdings is obligated to make tax distributions to its members. No tax distributions were payable to non-controlling interest holders as of December 29, 2021 and December 30, 2020.

	Classification	2021	2020	2019
Amounts paid to non-controlling interest holders	Non-controlling interests	$968	$478	$1,708
Share Our Strength
The Chairman of our Board of Directors served as a director of Share Our Strength in fiscal 2019, for which Shake Shack held the "Great American Shake Sale" to raise money and awareness for childhood hunger. During the Great American Shake Sale, we encouraged guests to donate money to Share Our Strength's No Kid Hungry campaign in exchange for a coupon for a free shake. All of the guest donations we collected went directly to Share Our Strength. No amounts were due to Share Our Strength as of both December 29, 2021 and December 30, 2020.

	Classification	2021	2020	2019
Amounts raised through donations	—	$—	$—	$190

Costs incurred for free shakes redeemed	General and administrative expenses	$—	$—	$30

Shake Shack Inc. Form 10-K | 118

Gramercy Tavern Corp. Merger
Pursuant to a Stockholders Agreement, dated as of February 4, 2015, as amended, by and among Daniel H. Meyer, the Daniel H. Meyer 2012 Gift Trust dtd 10/31/12 (the "Gift Trust"), other affiliates (collectively, the "Meyer Stockholders") and other parties thereto, the Meyer Stockholders had the right to cause all of the shares of Gramercy Tavern Corp. ("GTC") to be exchanged for shares of our Class A common stock pursuant to a tax-free reorganization. In August 2019, the Meyer Stockholders exercised their right with respect to GTC (the "GTC Merger"). To effect the GTC Merger, a newly-formed wholly-owned subsidiary of Shake Shack Inc. merged with and into GTC, with GTC as the surviving entity, which was then merged with and into Shake Shack Inc. The stockholders of GTC received on a one-for-one basis shares of Class A common stock based upon the amount of shares of GTC held by the stockholders; all of the shares of Class B common stock held by GTC were canceled; and all of the LLC Interests held by GTC were transferred to us. Refer to Note 11, Stockholders' Equity, for additional information.
NOTE 19: GEOGRAPHIC INFORMATION

Revenue by geographic area for fiscal 2021, fiscal 2020 and fiscal 2019 is as follows:

	2021	2020	2019
United States	$718,128	$508,292	$578,702
Other countries	21,765	14,575	15,817
Total revenue	$739,893	$522,867	$594,519
Revenues are shown based on the geographic location of our customers and licensees. Our long-lived assets are primarily located in the United States.

Shake Shack Inc. Form 10-K | 119

Schedule I: Condensed Financial Information of Registrant

SHAKE SHACK INC.
CONDENSED BALANCE SHEETS
(PARENT COMPANY ONLY)
(in thousands, except share and per share amounts)

	December 29 2021	December 30 2020
ASSETS
Current assets:
Cash	$7,821	$9,469
Prepaid expenses	64	45
Total current assets	7,885	9,514
Due from SSE Holdings	2,035	2,103
Deferred income taxes, net	304,442	285,577
Investment in SSE Holdings	350,794	356,497
Note receivable from SSE Holdings	201,080	—
Note receivable - conversion option	16,000	—
TOTAL ASSETS	$882,236	$653,691
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	9	3
Accrued expenses	222	125
Due to SSE Holdings	14,109	13,288
Total current liabilities	14,340	13,416
Long-term debt	243,542	—
Liabilities under tax receivable agreement, net of current portion	234,045	232,954
Total liabilities	491,927	246,370
Commitments and contingencies
Stockholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of December 29, 2021 and December 30, 2020.	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 39,142,397 and 38,717,790 shares issued and outstanding as of December 29, 2021 and December 30, 2020, respectively.	39	39
Class B common stock, $0.001 par value—35,000,000 shares authorized; 2,921,587 and 2,951,188 shares issued and outstanding as of December 29, 2021 and December 30, 2020, respectively.	3	3
Additional paid-in capital	405,940	395,067
Retained earnings (accumulated deficit)	(15,674)	12,209
Accumulated other comprehensive income	1	3
Total stockholders' equity	390,309	407,321
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$882,236	$653,691
See accompanying Notes to Condensed Financial Statements.

Shake Shack Inc. Form 10-K | 120

Schedule I: Condensed Financial Information of Registrant (continued)

SHAKE SHACK INC.
CONDENSED STATEMENTS OF INCOME (LOSS)
(PARENT COMPANY ONLY)
(in thousands)

	Fiscal Year Ended
	December 29 2021	December 30 2020	December 25 2019
Intercompany revenue	$2,878	$1,560	$2,018
TOTAL REVENUE	2,878	1,560	2,018
General and administrative expenses	2,491	2,179	1,683
TOTAL EXPENSES	2,491	2,179	1,683
INCOME (LOSS) FROM OPERATIONS	387	(619)	335
Equity in net income (loss) from SSE Holdings	(19,393)	(41,152)	19,831
Other income (expense), net	(25,593)	(1,147)	808
Interest expense	(867)	—	(150)
INCOME (LOSS) BEFORE INCOME TAXES	(45,466)	(42,918)	20,824
Income tax expense (benefit)	(17,583)	(760)	997
NET INCOME (LOSS)	$(27,883)	$(42,158)	$19,827
See accompanying Notes to Condensed Financial Statements.

Shake Shack Inc. Form 10-K | 121

Schedule I: Condensed Financial Information of Registrant (continued)

SHAKE SHACK INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(PARENT COMPANY ONLY)
(in thousands)

	Fiscal Year Ended
	December 29 2021	December 30 2020	December 25 2019
Net income (loss)	$(27,883)	$(42,158)	$19,827
Other comprehensive income, net of tax(1):
Change in foreign currency translation adjustment	(2)	1	—
Change in net unrealized holding gains	—	—	—
Net change	(2)	1	—
OTHER COMPREHENSIVE INCOME (LOSS)	(2)	1	—
COMPREHENSIVE INCOME (LOSS)	$(27,885)	$(42,157)	$19,827
(1)Net of tax benefit of $0 for fiscal years ended December 29, 2021, December 30, 2020 and December 25, 2019.
See accompanying Notes to Condensed Financial Statements.

Shake Shack Inc. Form 10-K | 122

Schedule I: Condensed Financial Information of Registrant (continued)

SHAKE SHACK INC.
CONDENSED STATEMENTS OF CASH FLOWS
(PARENT COMPANY ONLY)
(in thousands)

	Fiscal Year Ended
	December 29 2021	December 30 2020	December 25 2019
OPERATING ACTIVITIES
Net income (loss)	$(27,883)	$(42,158)	$19,827
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in net (income) loss from SSE Holdings	19,393	41,152	(19,831)
Amortization of debt issuance costs	867	—	—
Equity-based compensation	526	555	279
Deferred income taxes	(17,583)	(721)	(5,317)
Non-cash interest expense	—	—	151
Unrealized loss on Note receivable - conversion option	32,200	—	—
Other non-cash (income) expense	(6,609)	1,147	(808)
Changes in operating assets and liabilities:
Accounts receivable	—	1	(1)
Prepaid expenses and other current assets	(19)	161	(71)
Due to SSE Holdings	(8,229)	(1,254)	(5,190)
Accounts payable	6	2	1
Accrued expenses	118	(29)	6,003
NET CASH USED IN OPERATING ACTIVITIES	(7,213)	(1,144)	(4,957)
INVESTING ACTIVITIES
Purchases of LLC Interests from SSE Holdings	(41,875)	(171,180)	(29,481)
Loan to SSE Holdings	(243,750)	—	—
NET CASH USED IN INVESTING ACTIVITIES	(285,625)	(171,180)	(29,481)
FINANCING ACTIVITIES
Proceeds from issuance of convertible notes, net of discount	243,750	—	—
Debt issuance costs	(1,075)	—	—
Proceeds from issuance of Class A common stock sold in equity offerings, net of underwriting discounts, commissions and offering costs	—	144,861	—
Proceeds from issuance of Class A common stock to SSE Holdings upon settlement of equity awards	41,875	26,319	29,481
Proceeds from stock option exercises	6,640	8,033	9,201
Payments under tax receivable agreement	—	(6,643)	(707)
NET CASH PROVIDED BY FINANCING ACTIVITIES	291,190	172,570	37,975
INCREASE (DECREASE) IN CASH	(1,648)	246	3,537
CASH AT BEGINNING OF PERIOD	9,469	9,223	5,686
CASH AT END OF PERIOD	$7,821	$9,469	$9,223

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
The Parent Company's cash inflows are primarily from cash dividends or distributions and other transfers from SSE Holdings. The amounts available to the Parent Company to fulfill cash commitments and pay cash dividends on its common stock are subject to certain restrictions in SSE Holdings' Revolving Credit Facility. Refer to Note 8, Debt, in the accompanying Consolidated Financial Statements, for additional information.
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
The Parent Company is the sole managing member of SSE Holdings, and pursuant to the Third Amended and Restated LLC Agreement of SSE Holdings (the “SSE Holdings LLC Agreement”), receives compensation in the form of reimbursements for all costs associated with being a public company and maintaining its existence. Intercompany revenue consists of these reimbursement payments and is recognized when the corresponding expense to which it relates is recognized. Certain intercompany balances presented in these Condensed Parent Company financial statements are eliminated in the Company's Consolidated Financial Statements.
The following table presents amounts in the Parent Company's Condensed Balance Sheets that were eliminated in consolidation as of December 29, 2021 and December 30, 2020:

	December 29 2021	December 30 2020
Due from SSE Holdings	$2,035	$2,103
Deferred income taxes, net	7,234	—
Note receivable from SSE Holdings	201,080	—
Note receivable - conversion option	16,000	—
Due to SSE Holdings	14,109	13,288

Related party amounts that were not eliminated in the Company's Consolidated Financial Statements include the Parent Company's liabilities under the tax receivable agreement, which totaled $234,045 and $232,954 as of December 29, 2021 and December 30, 2020, respectively.

Shake Shack Inc. Form 10-K | 124

The following table presents amounts in the Parent Company's Condensed Statements of Income (Loss) that were eliminated in consolidation during fiscal 2021, fiscal 2020 and fiscal 2019:

	2021	2020	2019
Intercompany revenue	$2,878	$1,560	$2,018
Equity in net income (loss) from SSE Holdings	(19,393)	(41,152)	19,831
Other income (expense), net	(25,595)	—	—
Income tax expense (benefit)	(7,234)	—	—
NOTE 3: NOTE RECEIVABLE FROM SSE HOLDINGS
In March 2021, contemporaneously with the issuance of the Convertible Notes described in Note 4, Debt, below, the Parent Company entered into a $250,000 intercompany note with SSE Holdings (the "Intercompany Note"). SSE Holdings promises to pay the Parent Company, for value received, the principal amount with interest of the Intercompany Note in March 2028. The Parent Company will exercise its right to convert the Intercompany Note to maintain at all times a one-to-one ratio between the number of common units, directly or indirectly, held by the Parent Company and the aggregate number of outstanding shares of Class A common stock.
The Parent Company's right to convert the Intercompany Note into common units of SSE Holdings (the "Conversion Option") is required to be bifurcated from the Intercompany Note and shown separately on the Parent Company's Condensed Balance Sheets. The Conversion Option is to be recorded at fair value and remeasured at each subsequent reporting date. On the date of issuance, the Conversion Option was determined to be an asset with a fair value of $48,200. As of December 29, 2021, the fair value of the Conversion Option was $16,000. The Parent Company recorded an unrealized loss of $32,200 in fiscal 2021 within Other income (expense), net due to the change in fair value of the Conversion Option during the year.
As of December 29, 2021, the balance of the Note receivable from SSE Holdings was $201,080, net of accretion. The Parent Company recognized interest income of $6,605 in fiscal 2021 within Other income (expense), net associated primarily with the accretion of the Conversion Option value at issuance.
NOTE 4: DEBT
In March 2021, the Parent Company issued $225,000 aggregate principal amount of 0% Convertible Senior Notes due 2028 (“Convertible Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The Parent Company granted an option to the initial purchasers to purchase up to an additional $25,000 aggregate principal amount of Convertible Notes to cover over-allotments, which was subsequently fully exercised during March 2021, resulting in a total issuance of $250,000 aggregate principal amount of Convertible Notes. The Convertible Notes will mature on March 1, 2028, unless earlier converted, redeemed or repurchased in certain circumstances. Upon conversion, the Company pays or delivers, as the case may be, cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at the Company's election. Refer to Note 8, Debt, in the accompanying Consolidated Financial Statements, for additional information relating to the Convertible Notes.
NOTE 5: COMMITMENTS AND CONTINGENCIES
On February 4, 2015, the Parent Company entered into a tax receivable agreement with the non-controlling interest holders that provides for payments to the non-controlling interest holders of 85% of the amount of any tax benefits that the Parent Company actually realizes, or in some cases is deemed to realize, as a result of certain transactions. Refer to Note 14, Income Taxes, to the Company's Consolidated Financial Statements for additional information relating to the Parent Company's Tax Receivable Agreement. As described in Note 17, Commitments and Contingencies, to the Company's Consolidated Financial Statements, amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income of Shake Shack Inc. over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. As of December 29, 2021 and December 30, 2020, liabilities under the tax receivable agreement totaled $234,045 and $232,954, respectively.

Shake Shack Inc. Form 10-K | 125

NOTE 6: SUPPLEMENTAL CASH FLOW INFORMATION
The following table sets forth supplemental cash flow information for fiscal 2021, fiscal 2020 and fiscal 2019:

	2021	2020	2019
Cash paid for:
Income taxes	$19	$124	$233
Non-cash investing activities:
Accrued contribution related to stock option exercises	6,731	8,094	9,227
Class A common stock issued in connection with the acquisition of LLC Interests upon redemption by the non-controlling interest holders	33	1,723	11,934
Class A common stock issued in connection with the GTC merger	—	—	19,218
Non-cash contribution made in connection with equity awards granted to employees of SSE Holdings	11,468	5,193	4,402
Non-cash financing activities:
Cancellation of Class B common stock in connection with the redemption of LLC Interests	—	—	(2)
Cancellation of Class B common stock in connection with the GTC merger	—	—	(3)
Establishment of liabilities under tax receivable agreement	1,093	4,024	32,065

Shake Shack Inc. Form 10-K | 126

Schedule II: Valuation and Qualifying Accounts

	Balance at beginning of period	Additions			Reductions	Balance at end of period
(in thousands)		Charged to costs and expenses	Charged to other accounts
Deferred tax asset valuation allowance:
Fiscal year ended December 25, 2019	$6,925	$(4,654)	$—		$(1,317)	$954
Fiscal year ended December 30, 2020	$954	$(2,610)	$4,312		$—	$2,656
Fiscal year ended December 29, 2021	$2,656	$(6,063)	$8,580	(1)	$—	$5,173
(1)Amount relates to a valuation allowance established on deferred tax assets related to our investment in SSE Holdings.

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
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

For Management's Report on Internal Control over Financial Reporting, see Item 8, Financial Statements and Supplementary Data.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 29, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Not applicable.

Shake Shack Inc. Form 10-K | 128

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item with respect to our directors is incorporated by reference to the sections entitled “Nominees for Election as Class I Directors” and "Continuing Directors" in our Proxy Statement to be filed in connection with our 2022 Annual Meeting of Shareholders (the “Proxy Statement”). The information required by this item with respect to our Code of Business Conduct and Audit Committee (including our “audit committee financial expert”) is incorporated by reference to the sections entitled “Code of Ethics” and “Audit Committee Report.”
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
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY INCENTIVE PLANS

The following table provides information about our compensation plans under which our Class A common stock is authorized for issuance, as of December 29, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans(2)
Equity compensation plans approved by security holders(1)	154,231	$21.77	2,999,817
(1)Includes awards granted and available to be granted under our 2015 Incentive Award Plan.
(2)This amount represents shares of common stock available for issuance under the 2015 Incentive Award Plan, which include stock options, performance stock units and restricted stock units.

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
Item 14. Principal Accountant Fees and Services.
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

(3)Exhibits
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.
Item 16. Form 10-K Summary
None.

Shake Shack Inc. Form 10-K | 131

EXHIBIT INDEX

Exhibit Number			Incorporated by Reference			Filed Herewith
		Exhibit Description	Form	Exhibit	Filing Date
3.1		Amended and Restated Certificate of Incorporation of Shake Shack Inc., effective February 4, 2015	8-K	3.1	2/10/2015
3.2		Second Amended and Restated Bylaws of Shake Shack Inc., dated October 1, 2019	8-K	3.1	10/4/2019
4.1		Form of Class A Common Stock Certificate	S-1/A	4.1	1/28/2015
4.2		Description of Securities				#
10.1		Third Amended and Restated Limited Liability Company Agreement of SSE Holdings, LLC, dated February 4, 2015 by and among SSE Holdings, LLC and its Members	8-K	10.3	2/10/2015
10.1.1		Amendment No. 1 to Third Amended and Restated Limited Liability Company Agreement of SSE Holdings, LLC, dated March 7, 2016, but effective as of February 4, 2015	POSAM	10.1.1	3/10/2016
10.1.2		Amendment No. 2 to Third Amended and Restated Limited Liability Company Agreement of SSE Holdings, LLC, dated February 6, 2017	10-K	10.1.2	3/13/2017
10.1.3		Amendment No. 3 to Third Amended and Restated Limited Liability Company Agreement of SSE Holdings, LLC, dated March 31, 2020	10-Q	10.1	7/31/2020
10.2		Amended and Restated Management Services Agreement, effective as of January 15, 2015, by and between SSE Holdings, LLC and USHG, LLC	S-1	10.13	12/29/2014
10.3		Tax Receivable Agreement, dated February 4, 2015, by and among Shake Shack Inc., SSE Holdings, LLC and each of the Members from time to time party thereto	8-K	10.1	2/10/2015
10.4		Registration Rights Agreement, dated February 4, 2015, by and among Shake Shack Inc. and each other person identified on the schedule of investors attached thereto	8-K	10.2	2/10/2015
10.4.1		Amendment No. 1 to Registration Rights Agreement, dated and effective as of October 8, 2015, by and among Shake Shack Inc., the Continuing SSE Equity Owners and affiliates of the Former SSE Equity Owners	10-Q	10.2	11/6/2015
10.5		Stockholders Agreement, dated February 4, 2015, by and among Shake Shack Inc., SSE Holdings, LLC, and the persons and entities listed on the schedules attached thereto	8-K	10.4	2/10/2015
10.5.1		Amendment No. 1 to Stockholders Agreement, dated and effective as of October 8, 2015, by and among Shake Shack Inc., SSE Holdings, LLC, the Meyer Stockholders, the LGP Stockholders and the SEG Stockholders	10-Q	10.1	11/6/2015
10.5.2		Amendment No. 2 to Stockholders Agreement, dated and effective as of May 11, 2017, by and among Shake Shack Inc., SSE Holdings, LLC, the Meyer Stockholders, the LGP Stockholders and the SEG Stockholders	10-Q	10.2	8/4/2017
10.5.3		Amendment No. 3 to Stockholders Agreement, dated and effective as of October 16, 2018, by and among Shake Shack Inc., SSE Holdings, LLC, the Meyer Stockholders, the LPG Stockholders and the SEG Stockholders	10-K	10.5.3	2/25/2019
10.6		Form of Indemnification Agreement entered into between Shake Shack Inc. and each of its directors and officers, effective February 4, 2015	S-1/A	10.21	1/20/2015
10.7	†	Shake Shack Inc. 2015 Incentive Award Plan	S-8	4.4	1/30/2015
10.7.1	†	Amendment No. 1 to the Shake Shack Inc. 2015 Incentive Award Plan, dated April 26, 2016	10-Q	10.1	5/16/2016
10.7.2	†	Amendment No. 2 to the Shake Shack Inc. 2015 Incentive Award Plan, dated February 5, 2019	10-Q	10.1	5/6/2019
10.7.3	†	Form of Employee Option Agreement under the Shake Shack Inc. 2015 Incentive Award Plan, as amended	S-1/A	10.19	1/20/2015
10.7.4	†	Form of Director Option Agreement under the Shake Shack Inc. 2015 Incentive Award Plan, as amended	S-1/A	10.20	1/20/2015

Shake Shack Inc. Form 10-K | 132

Exhibit Number			Incorporated by Reference			Filed Herewith
		Exhibit Description	Form	Exhibit	Filing Date
10.7.5	†	Form of Performance Stock Unit Award Agreement under the Shake Shack Inc., 2015 Incentive Award Plan, as amended	10-Q	10.2	5/16/2016
10.7.6	†	Form of Supplement to Performance Stock Unit Award Agreement under the Shake Shack Inc. 2015 Incentive Award Plan, as amended	10-Q	10.3	5/16/2016
10.7.7	†	Form of Employee Restricted Stock Unit Award Agreement under the Shake Shack Inc. 2015 Incentive Award Plan as amended	10-K	10.9.6	2/25/2019
10.7.8	†	Form of Employee Restricted Stock Unit Award Supplement under the Shake Shack Inc. 2015 Incentive Award Plan as amended	10-K	10.9.7	2/25/2019
10.7.9	†	Form of Director Restricted Stock Unit Award Agreement under the Shake Shack Inc. 2015 Incentive Award Plan as amended	10-K	10.9.8	2/25/2019
10.8	†	2015 Senior Executive Bonus Plan	S-1	10.12	12/29/2014
10.9	†	Amended and Restated Employment Agreement, effective January 5, 2017, by and among Zach Koff, Shake Shack Inc. and SSE Holdings, LLC	8-K	10.1	1/5/2017
10.9.1	†	Amended and Restated Employment Agreement, effective October 25, 2018, by and among Shake Shack Inc., SSE Holdings, LLC and Randy Garutti	8-K	10.1	10/26/2018
10.9.2		Employment Agreement, effective as of June 14, 2021, by and among Katherine Fogertey, Shake Shack Inc., SSE Holdings, LLC and Shake Shack Enterprises, LLC	8-K	10.1	6/9/2021
10.10	†	Non-Employee Director Compensation Policy	10-K	10.19	2/26/2018
10.10.1	†	Amended & Restated Non-Employee Director Compensation Policy, dated May 19, 2016	10-K	10.19.1	2/26/2018
10.10.2	†	Second Amended & Restated Non-Employee Director Compensation Policy, dated March 17, 2017	10-K	10.19.2	2/26/2018
10.11		Credit Agreement, dated as of August 2, 2019, by and among SSE Holdings, LLC, the Guarantors party thereto, the Lenders referred to therein and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender	8-K	10.1	8/5/2019
10.11.1		First Amendment to Credit Agreement, dated as of May 4, 2020, by and among SSE Holdings, LLC, the Guarantors party thereto, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent	10-Q	10.3	5/4/2020
10.11.2		Second Amendment to Credit Agreement, dated as of March 1, 2021, by and among SSE Holdings, LLC, the Guarantors party thereto, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent	10-Q	10.1	5/7/2021
10.11.3		Third Amendment to Credit Agreement, dated as of March 5, 2021, by and among SSE Holdings, LLC, the Guarantors party thereto, the Lenders party thereto, and JPMorgan Chase Bank, National Association, as Administrative Agent	10-Q	10.2	5/7/2021
10.12		Security and Pledge Agreement, dated as of August 2, 2019, by and among SSE Holdings, LLC, the other Obligors party thereto, and Wells Fargo Bank, National Association, as Administrative Agent	10-Q	10.2	11/4/2019
10.13		Distribution Agreement, dated April 17, 2020, by and between Shake Shack Inc., J.P. Morgan Securities LLC, BofA Securities, Inc. and Wells Fargo Securities LLC	8-K	1.1	4/17/2020
10.14		Underwriting Agreement, dated April 17, 2020, by and between the Company and J.P. Morgan Securities LLC	8-K	1.1	4/21/2020
21		Subsidiaries of Shake Shack Inc.				*
23		Consent of Independent Registered Public Accounting Firm				*
31.1		Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2		Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32		Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				#

Shake Shack Inc. Form 10-K | 133

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				*
†    Indicates a management contract or compensatory plan or arrangement.
#    Furnished herewith.

Shake Shack Inc. Form 10-K | 134

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shake Shack Inc.
(Registrant)

	By:	/s/ Katherine I. Fogertey
Katherine I. Fogertey
Date: February 18, 2022		Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
February 18, 2022
/s/ Randy Garutti	Chief Executive Officer and Director
Randy Garutti	(Principal Executive Officer)

/s/ Katherine I. Fogertey	Chief Financial Officer	February 18, 2022
Katherine I. Fogertey	(Principal Financial and Accounting Officer)

/s/ Daniel Meyer	Chairman of the Board of Directors	February 18, 2022
Daniel Meyer

/s/ Sumaiya Balbale	Director	February 18, 2022
Sumaiya Balbale

/s/ Anna Fieler	Director	February 18, 2022
Anna Fieler

/s/ Jeff Flug	Director	February 18, 2022
Jeff Flug

/s/ Jenna Lyons	Director	February 18, 2022
Jenna Lyons

/s/ Joshua Silverman	Director	February 18, 2022
Joshua Silverman

/s/ Jonathan D. Sokoloff	Director	February 18, 2022
Jonathan D. Sokoloff

/s/ Robert Vivian	Director	February 18, 2022
Robert Vivian

/s/ Tristan Walker	Director	February 18, 2022
Tristan Walker

Shake Shack Inc. Form 10-K | 135