Form 10-Q
period 2022-03-30
Shake Shack Inc.
filed 2022-05-06
CIK 1620533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2022
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule-405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of April 27, 2022, there were 39,223,790 shares of Class A common stock outstanding and 2,906,587 shares of Class B common stock outstanding.

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
All forward-looking statements are expressly qualified in their entirety by these cautionary statements. Some of the factors which could cause results to differ materially from the Company's expectations include the continuing impact of the COVID-19 pandemic, including the potential impact of any COVID-19 variants, the Company's ability to develop and open new Shacks on a timely basis, increased costs or shortages or interruptions in the supply and delivery of our products, increased labor costs or shortages, inflationary pressures, the Company's management of its digital capabilities and expansion into new channels, including drive-thru, our ability to maintain and grow sales at our existing Shacks, and risks relating to the restaurant industry generally. You should evaluate all forward-looking statements made in this Form 10-Q in the context of the risks and uncertainties disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2021 as filed with the Securities and Exchange Commission (the "SEC").
The forward-looking statements included in this Form 10-Q are made only as of the date hereof. The Company undertakes no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
Shake Shack Inc. Form 10-Q | 1

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
2 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	March 30 2022	December 29 2021
ASSETS
Current assets:
Cash and cash equivalents	$279,251	$302,406
Marketable securities	79,676	80,000
Accounts receivable, net	11,755	13,657
Inventories	3,780	3,850
Prepaid expenses and other current assets	12,155	9,763
Total current assets	386,617	409,676
Property and equipment, net of accumulated depreciation of $236,933 and $222,768, respectively	398,971	389,386
Operating lease assets	346,128	347,277
Deferred income taxes, net	304,166	298,668
Other assets	13,846	12,563
TOTAL ASSETS	$1,449,728	$1,457,570
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,395	$19,947
Accrued expenses	38,997	36,892
Accrued wages and related liabilities	16,032	14,638
Operating lease liabilities, current	36,951	35,519
Other current liabilities	20,586	14,501
Total current liabilities	125,961	121,497
Long-term debt	243,804	243,542
Long-term operating lease liabilities	399,487	400,113
Liabilities under tax receivable agreement, net of current portion	234,273	234,045
Other long-term liabilities	20,944	22,773
Total liabilities	1,024,469	1,021,970
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of March 30, 2022 and December 29, 2021.	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 39,218,290 and 39,142,397 shares issued and outstanding as of March 30, 2022 and December 29, 2021, respectively.	39	39
Class B common stock, $0.001 par value—35,000,000 shares authorized; 2,911,587 and 2,921,587 shares issued and outstanding as of March 30, 2022 and December 29, 2021, respectively.	3	3
Additional paid-in capital	406,981	405,940
Retained earnings (accumulated deficit)	(6,608)	3,554
Accumulated other comprehensive income (loss)	—	1
Total stockholders' equity attributable to Shake Shack Inc.	400,415	409,537
Non-controlling interests	24,844	26,063
Total equity	425,259	435,600
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,449,728	$1,457,570
See accompanying Notes to Condensed Consolidated Financial Statements.
Shake Shack Inc. Form 10-Q | 3

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(in thousands, except per share amounts)

	Thirteen Weeks Ended
	March 30 2022	March 31 2021
Shack sales	$196,791	$150,668
Licensing revenue	6,600	4,614
TOTAL REVENUE	203,391	155,282
Shack-level operating expenses:
Food and paper costs	59,884	44,630
Labor and related expenses	60,465	46,382
Other operating expenses	30,237	23,144
Occupancy and related expenses	16,276	13,911
General and administrative expenses	31,320	19,565
Depreciation and amortization expense	16,855	13,726
Pre-opening costs	2,712	3,576
Impairment and loss on disposal of assets	577	369
TOTAL EXPENSES	218,326	165,303
LOSS FROM OPERATIONS	(14,935)	(10,021)
Other income (expense), net	(289)	31
Interest expense	(355)	(515)
LOSS BEFORE INCOME TAXES	(15,579)	(10,505)
Benefit from income taxes	(4,297)	(11,080)
NET INCOME (LOSS)	(11,282)	575
Less: Net loss attributable to non-controlling interests	(1,120)	(734)
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$(10,162)	$1,309
Earnings (loss) per share of Class A common stock:
Basic	$(0.26)	$0.03
Diluted	$(0.26)	$0.01
Weighted average shares of Class A common stock outstanding:
Basic	39,163	38,948
Diluted	39,163	42,789
See accompanying Notes to Condensed Consolidated Financial Statements.

4 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Thirteen Weeks Ended
	March 30 2022	March 31 2021
Net income (loss)	$(11,282)	$575
Other comprehensive loss, net of tax(1):
Change in foreign currency translation adjustment	(1)	(1)
Net change	(1)	(1)
OTHER COMPREHENSIVE LOSS	(1)	(1)
COMPREHENSIVE INCOME (LOSS)	(11,283)	574
Less: Comprehensive loss attributable to non-controlling interests	(1,120)	(734)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$(10,163)	$1,308
(1)Net of tax expense of $0 for the thirteen weeks ended March 30, 2022 and March 31, 2021.
See accompanying Notes to Condensed Consolidated Financial Statements.
Shake Shack Inc. Form 10-Q | 5

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands, except share amounts)

For the Thirteen Weeks Ended March 30, 2022 and March 31, 2021
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 29, 2021	39,142,397	$39	2,921,587	$3	$405,940	$3,554	$1	$26,063	$435,600
Net income (loss)						(10,162)		(1,120)	(11,282)
Other comprehensive income (loss):
Net change in foreign currency translation adjustment							(1)		(1)
Equity-based compensation					3,224				3,224
Activity under stock compensation plans	65,893				(2,276)			252	(2,024)
Redemption of LLC Interests	10,000		(10,000)		49			(49)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					44				44
Distributions paid to non-controlling interest holders								(302)	(302)
BALANCE, MARCH 30, 2022	39,218,290	$39	2,911,587	$3	$406,981	$(6,608)	$—	$24,844	$425,259

BALANCE, DECEMBER 30, 2020	38,717,790	$39	2,951,188	$3	$395,067	$12,209	$3	$27,172	$434,493
Net income (loss)						1,309		(734)	575
Other comprehensive income (loss):
Net change in foreign currency translation adjustment							(1)		(1)
Equity-based compensation					1,696				1,696
Activity under stock compensation plans	355,849				3,359			82	3,441
Redemption of LLC Interests	29,600		(29,600)		36			(36)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					213				213
Distributions paid to non-controlling interest holders								(467)	(467)
BALANCE, MARCH 31, 2021	39,103,239	$39	2,921,588	$3	$400,371	$13,518	$2	$26,017	$439,950
See accompanying Notes to Condensed Consolidated Financial Statements.
6 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Thirteen Weeks Ended
	March 30 2022	March 31 2021
OPERATING ACTIVITIES
Net income (loss) (including amounts attributable to non-controlling interests)	$(11,282)	$575
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization expense	16,855	13,726
Amortization of debt issuance costs	262	86
Amortization of cloud computing asset	332	313
Non-cash operating lease cost	13,681	12,330
Equity-based compensation	3,188	1,681
Deferred income taxes	5,719	(1,523)
Non-cash interest expense	5	337
Impairment and loss on disposal of assets	577	369
Unrealized loss on equity securities	400	46
Other non-cash income	(1)	(1)
Changes in operating assets and liabilities:
Accounts receivable	1,902	626
Inventories	70	154
Prepaid expenses and other current assets	(2,392)	(731)
Other assets	(2,111)	(216)
Accounts payable	(2,862)	1,474
Accrued expenses	(10,369)	(9,420)
Accrued wages and related liabilities	1,394	2,865
Other current liabilities	5,312	(158)
Long-term operating lease liabilities	(11,726)	(10,754)
Other long-term liabilities	(985)	(1,828)
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,969	9,951
INVESTING ACTIVITIES
Purchases of property and equipment	(27,974)	(23,155)
Purchases of marketable securities	(77)	(4,073)
NET CASH USED IN INVESTING ACTIVITIES	(28,051)	(27,228)
FINANCING ACTIVITIES
Proceeds from issuance of convertible notes, net of discount	—	243,750
Deferred financing costs	—	(70)
Payments on principal of finance leases	(747)	(602)
Distributions paid to non-controlling interest holders	(302)	(467)
Debt issuance costs	—	(649)
Proceeds from stock option exercises	84	6,451
Employee withholding taxes related to net settled equity awards	(2,108)	(3,010)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(3,073)	245,403
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,155)	228,126
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	302,406	146,873
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$279,251	$374,999
See accompanying Notes to Condensed Consolidated Financial Statements.
Shake Shack Inc. Form 10-Q | 7

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

8 | Shake Shack Inc. Form 10-Q

NOTE 1: NATURE OF OPERATIONS

Shake Shack Inc. was formed on September 23, 2014 as a Delaware corporation for the purpose of facilitating an initial public offering and other related transactions in order to carry on the business of SSE Holdings, LLC and its subsidiaries ("SSE Holdings"). Shake Shack is the sole managing member of SSE Holdings and, as sole managing member, the Company operates and controls all of the business and affairs of SSE Holdings. As a result, the Company consolidates the financial results of SSE Holdings and reports a non-controlling interest representing the economic interest in SSE Holdings held by the other members of SSE Holdings. As of March 30, 2022 the Company owned 93.1% of SSE Holdings. Unless the context otherwise requires, "we," "us," "our," "Shake Shack," the "Company" and other similar references, refer to Shake Shack Inc. and, unless otherwise stated, all of its subsidiaries, including SSE Holdings.
The Company operates and licenses Shake Shack restaurants ("Shacks"), which serve burgers, chicken, hot dogs, crinkle cut fries, shakes, frozen custard, beer, wine and more. As of March 30, 2022, there were 382 Shacks in operation, system-wide, of which 225 were domestic Company-operated Shacks, 27 were domestic licensed Shacks and 130 were international licensed Shacks.
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Shake Shack Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These interim Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and on a basis consistent in all material respects with the accounting policies described in its Annual Report on Form 10-K for the fiscal year ended December 29, 2021 ("2021 Form 10-K"). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These interim Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes thereto included in its 2021 Form 10-K. In the Company's opinion, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the financial position and results of operation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.
SSE Holdings is considered a variable interest entity. Shake Shack Inc. is the primary beneficiary as the Company has the majority economic interest in SSE Holdings and, as the sole managing member, has decision making authority that significantly affects the economic performance of the entity, while the limited partners have no substantive kick-out or participating rights. As a result, the Company consolidates SSE Holdings. The assets and liabilities of SSE Holdings represent substantially all of the Company's consolidated assets and liabilities with the exception of certain deferred taxes and liabilities under the Tax Receivable Agreement. As of March 30, 2022 and December 29, 2021, the net assets of SSE Holdings were $363,632 and $376,857, respectively. The assets of SSE Holdings are subject to certain restrictions in SSE Holdings' revolving credit agreement. Refer to Note 6, Debt, for additional information.
Fiscal Year
The Company operates on a 52/53 week fiscal year ending on the last Wednesday in December. Fiscal 2022 contains 52 weeks and ends on December 28, 2022. Fiscal 2021 contained 52 weeks and ended on December 29, 2021. Unless otherwise stated, references to years in this report relate to fiscal years.
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
Shake Shack Inc. Form 10-Q | 9

Recently Adopted Accounting Pronouncements
The Company adopted the Accounting Standards Updates (“ASUs”) summarized below in fiscal 2022.

Accounting Standards Update	Description	Date Adopted
Government Assistance (Topic 832)—Disclosures by Business Entities about Government Assistance (ASU 2021-10)
This ASU requires certain disclosures about transactions with a government that have been accounted for by analogizing to a grant or contribution accounting model to increase transparency about the types of transactions, the accounting for the transactions and the effect of the transactions on an entity’s financial statements.

The guidance of this ASU is primarily related to disclosures of certain transactions with a government and therefore did not have a material impact on the financial statements. Refer to Note 10, Income Taxes, for disclosure of our accounting for the Employee Retention Credit received.
December 30, 2021
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
Sales tax collected from guests is excluded from Shack sales and the obligation is included in sales tax payable until the taxes are remitted to the appropriate taxing authorities. Revenue from gift cards is deferred and recognized over time as redemptions occur.
During fiscal 2022, we concluded we have accumulated a sufficient level of historical data from a large pool of homogeneous transactions to allow us to reasonably and objectively determine an estimated gift card breakage rate and the pattern of actual gift card redemptions. Accordingly, we will begin to recognize breakage income and reduce the related gift card liability for unredeemed gift cards in proportion to actual redemptions of gift cards. We will continue to review historical gift card redemption information at each reporting period to assess the continued appropriateness of the gift card breakage rate and pattern of redemption.
In accordance with ASC 250, Accounting Changes and Error Corrections, we concluded that this accounting change represented a change in accounting estimate. As a result, we recorded a cumulative catch-up adjustment during the thirteen weeks ended March 30, 2022 that resulted in $1,281 of gift card breakage income. Inclusive of this cumulative catch-up, we recognized $1,309 of gift card breakage income during the thirteen weeks ended March 30, 2022. Gift card breakage income is included in Shack sales in the Condensed Consolidated Statement of Income (Loss).
Licensing revenue includes initial territory fees, Shack opening fees and ongoing sales-based royalty fees from licensed Shacks. Generally, the licenses granted to develop, open and operate each Shack in a specified territory are the predominant good or service transferred to the licensee and represent distinct performance obligations. Ancillary promised services, such as training and assistance during the initial opening of a Shack, are typically combined with the license and considered one performance obligation per Shack. The Company determines the transaction price for each contract, which is comprised of the initial territory fee, and an estimate of the total Shack opening fees the Company expects to be entitled to. The calculation of total Shack opening fees included in the transaction price requires judgment, as it is based on an estimated number of Shacks the Company expects the licensee to open. The transaction price is then allocated equally to each Shack expected to open. Because the Company is transferring a license to access intellectual property throughout a contractual term, the performance obligation is satisfied over time, starting when a Shack opens, through the end of the term of the license granted to the Shack. Therefore, revenue is recognized on a straight-line basis over the license term. Generally, payment for the initial territory fee is received upon execution of the license agreement and payment for the Shack opening fees is received either in advance of or upon
10 | Shake Shack Inc. Form 10-Q

opening the related Shack. These payments are initially deferred and recognized as revenue as the performance obligations are satisfied, which occurs over a long-term period.
Revenue from sales-based royalties is recognized as the related sales occur.
Revenue recognized during the thirteen weeks ended March 30, 2022 and March 31, 2021, disaggregated by type was as follows:

	Thirteen Weeks Ended
	March 30 2022	March 31 2021
Shack sales	$196,791	$150,668
Licensing revenue:
Sales-based royalties	6,400	4,425
Initial territory and opening fees	200	189
Total revenue	$203,391	$155,282
The aggregate amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of March 30, 2022 was $18,433. The Company expects to recognize this amount as revenue over a long-term period, as the license term for each Shack ranges from 5 to 20 years. This amount excludes any variable consideration related to sales-based royalties.
Contract Balances
Contract liabilities and receivables from contracts with customers were as follows:

	March 30 2022	December 29 2021
Shack sales receivables	$6,639	$6,939
Licensing receivables, net of allowance for doubtful accounts	3,262	4,005
Gift card liability	1,847	3,297
Deferred revenue, current	837	763
Deferred revenue, long-term	13,277	12,669
Revenue recognized during the thirteen weeks ended March 30, 2022 and March 31, 2021 that was included in the respective liability balances at the beginning of the period was as follows:

	Thirteen Weeks Ended
	March 30 2022	March 31 2021
Gift card liability(1)	$1,506	$219
Deferred revenue	197	181
(1)For the thirteen weeks ended March 30, 2022, amount includes the cumulative catch-up adjustment that resulted in $1,281 of gift card breakage income as noted above.
NOTE 4: FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying value of the Company's Cash and cash equivalents, Accounts receivable, net, Accounts payable and Accrued expenses approximates fair value due to the short-term nature of these financial instruments.
Shake Shack Inc. Form 10-Q | 11

As of March 30, 2022 and December 29, 2021, the Company held certain assets that are required to be measured at fair value on a recurring basis including Marketable securities, which consist of investments in equity securities. The fair value of these investments is measured using Level 1 inputs. The carrying value of these investments in equity securities approximates fair value.
Assets measured at fair value on a recurring basis as of March 30, 2022 and December 29, 2021 were as follows:

	Fair Value Measurements
	March 30 2022	December 29 2021
	Level 1	Level 1
Equity securities:
Mutual funds	$79,676	$80,000
Total Marketable securities	$79,676	$80,000
Refer to Note 6, Debt, for additional information relating to the fair value of the Company's outstanding debt instruments.
A summary of other income (expense) from equity securities recognized during the thirteen weeks ended March 30, 2022 and March 31, 2021 was as follows:

	Thirteen Weeks Ended
	March 30 2022	March 31 2021
Equity securities:
Dividend income	$77	$74
Unrealized loss on equity securities	(400)	(46)
Total	$(323)	$28
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis include long-lived assets, operating lease right-of-use assets and indefinite-lived intangible assets. There were no impairment charges recognized during the thirteen weeks ended March 30, 2022 and March 31, 2021.
NOTE 5: SUPPLEMENTAL BALANCE SHEET INFORMATION

The components of Other current liabilities as of March 30, 2022 and December 29, 2021 were as follows:

	March 30 2022	December 29 2021
Sales tax payable	$4,931	$4,575
Gift card liability	1,847	3,297
Current portion of financing equipment lease liabilities	2,697	2,711
Legal reserve	6,275	533
Other	4,836	3,385
Other current liabilities	$20,586	$14,501
12 | Shake Shack Inc. Form 10-Q

The components of Other long-term liabilities as of March 30, 2022 and December 29, 2021 were as follows:

	March 30 2022	December 29 2021
Deferred licensing revenue	$13,277	$12,669
Long-term portion of financing equipment lease liabilities	4,246	4,303
Other	3,421	5,801
Other long-term liabilities	$20,944	$22,773
NOTE 6: DEBT

Long-term debt consisted of the following components:

	March 30 2022	December 29 2021
2021 Convertible Notes	$250,000	$250,000
Discount and debt issuance costs, net of amortization	6,196	6,458
Total Long-term debt	$243,804	$243,542
Convertible Notes
In March 2021, the Company issued $250,000 aggregate principal amount of 0% Convertible Senior Notes due 2028 (“Convertible Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The Convertible Notes will mature on March 1, 2028, unless earlier converted, redeemed or repurchased in certain circumstances. Upon conversion, the Company pays or delivers, as the case may be, cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at the Company's election.
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
Shake Shack Inc. Form 10-Q | 13

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
As of March 30, 2022, the Convertible Notes had a gross principal balance of $250,000 and a balance of $243,804, net of unamortized discount and debt issuance costs of $6,196. Total amortization expense was $262 and $86 for the thirteen weeks ended March 30, 2022 and March 31, 2021, respectively, and was included in Interest expense in the Condensed Consolidated Statements of Income (Loss). In connection with the issuance of the Convertible Notes, the Company also incurred consulting and advisory fees of $236 for the thirteen weeks ended March 31, 2021 and was included in General and administrative expenses in the Condensed Consolidated Statements of Income (Loss).
At March 30, 2022, the fair value of the Convertible Notes was approximately $200,025, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as a Level 2 measurement within the fair value hierarchy.
Revolving Credit Facility
The Company also maintains a revolving credit facility agreement ("Revolving Credit Facility"). As of March 30, 2022 and December 29, 2021, no amounts were outstanding under the Revolving Credit Facility.
As of March 30, 2022, the Revolving Credit Facility had unamortized deferred financing costs of $77 which were included in Other assets on the Condensed Consolidated Balance Sheets. Total interest expense related to the Revolving Credit Facility were $36 and $368 for the thirteen weeks ended March 30, 2022 and March 31, 2021, respectively. Interest expense for the thirteen weeks ended March 31, 2021 primarily included the write-off of previously capitalized costs on the Revolving Credit Facility.
The Revolving Credit Facility requires the Company to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios, as well as other customary affirmative and negative covenants. As of March 30, 2022, the Company was in compliance with all covenants.
NOTE 7: LEASES

Nature of Leases
Shake Shack currently leases all of its domestic Company-operated Shacks, the home office and certain equipment under various non-cancelable lease agreements that expire on various dates through 2044. The Company evaluates contracts entered into to determine whether the contract involves the use of property or equipment, which is either explicitly or implicitly identified in the contract. The Company evaluates whether it controls the use of the asset, which is determined by assessing whether substantially all economic benefits from the use of the asset is obtained, and whether the Company has the right to direct the use of the asset. If these criteria are met and the Company has identified a lease, the contract is accounted for under the requirements of Accounting Standards Codification Topic 842.
14 | Shake Shack Inc. Form 10-Q

Upon possession of a leased asset, the Company determines whether the lease is an operating or finance lease. Real estate leases are classified as operating leases and most of the equipment leases are classified as finance leases. Generally, real estate leases have initial terms ranging from 10 to 15 years and typically include two five-year renewal options. Renewal options are generally not recognized as part of the right-of-use assets and lease liabilities as it is not reasonably certain at commencement date that the Company would exercise the renewal options. Real estate leases typically contain fixed minimum rent payments and/or contingent rent payments which are based upon sales in excess of specified thresholds. When the achievement of such sales thresholds are deemed to be probable, contingent rent is accrued in proportion to the sales recognized during the period.
Fixed minimum rent payments are recognized on a straight-line basis over the lease term from the date the Company takes possession of the leased property. Lease expense incurred before a Shack opens is recorded in Pre-opening costs on the Condensed Consolidated Statements of Income (Loss). Once a domestic Company-operated Shack opens, the straight-line lease expense and contingent rent, if applicable, is recorded in Occupancy and related expenses on the Condensed Consolidated Statements of Income (Loss). Many of the leases also require the Company to pay real estate taxes, common area maintenance costs and other occupancy costs which are included in Occupancy and related expenses on the Condensed Consolidated Statements of Income (Loss).
The Company uses its incremental borrowing rate ("IBR") in determining the present value of future lease payments as there are no explicit rates provided in the leases. The IBR used to measure the lease liability is derived from the average of the yield curves obtained from using the notching method and the recovery rate method. The most significant assumption in calculating the IBR is the Company's credit rating and is subject to judgment. The credit rating used to develop the IBR is determined by utilizing the credit ratings of other public companies with similar financial information as SSE Holdings.

The Company expends cash for leasehold improvements to build out and equip leased properties. Generally, a portion of the leasehold improvements and building costs are reimbursed by the landlords through landlord incentives pursuant to agreed-upon terms in the lease agreements. Landlord incentives usually take the form of cash, full or partial credits against future minimum or contingent rents otherwise payable by the Company, or a combination thereof. In most cases, landlord incentives are received after the Company takes possession of the property and as milestones are met during the construction of the property. The Company includes these amounts in the measurement of the initial operating lease liability, which are also reflected as a reduction to the initial measurement of the right-of-use asset.
A summary of operating and finance lease assets and lease liabilities as of March 30, 2022 and December 29, 2021 were as follows:

	Classification	March 30 2022	December 29 2021
Operating leases	Operating lease assets	$346,128	$347,277
Finance leases	Property and equipment, net	6,733	6,810
Total right-of-use assets		$352,861	$354,087

Operating leases:
	Operating lease liabilities, current	$36,951	$35,519
	Long-term operating lease liabilities	399,487	400,113
Finance leases:
	Other current liabilities	2,697	2,711
	Other long-term liabilities	4,246	4,303
Total lease liabilities		$443,381	$442,646
Shake Shack Inc. Form 10-Q | 15

The components of lease expense for the thirteen weeks ended March 30, 2022 and March 31, 2021 were as follows:

		Thirteen Weeks Ended
	Classification	March 30 2022	March 31 2021
Operating lease cost	Occupancy and related expenses Pre-opening costs General and administrative expenses	$13,681	$12,330
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization expense	753	613
Interest on lease liabilities	Interest expense	52	54
Variable lease cost	Occupancy and related expenses Other operating expenses Pre-opening costs General and administrative expenses	3,504	2,851
Short-term lease cost	Occupancy and related expenses	98	82
Total lease cost		$18,088	$15,930

As of March 30, 2022, future minimum lease payments for operating and finance leases consisted of the following:

	Operating Leases	Finance Leases
2022(1)	$34,003	$2,252
2023	64,088	2,205
2024	64,127	1,450
2025	62,986	718
2026	59,230	425
Thereafter	255,488	273
Total minimum payments	539,922	7,323
Less: imputed interest	111,396	392
Total lease liabilities	$428,526	$6,931
(1)Operating leases are net of certain tenant allowance receivables that were reclassified to Other current assets as of March 30, 2022.
As of March 30, 2022 the Company had additional operating lease commitments of $129,255 for non-cancelable leases without a possession date, which begin to commence in 2022. These lease commitments are consistent with the leases that have been executed thus far.
A summary of lease terms and discount rates for operating and finance leases as of March 30, 2022 and December 29, 2021 were as follows:

	March 30 2022	December 29 2021
Weighted average remaining lease term (years):
Operating leases	9.1	9.5
Finance leases	5.3	5.4
Weighted average discount rate:
Operating leases	5.2%	3.9%
Finance leases	3.1%	3.1%
16 | Shake Shack Inc. Form 10-Q

Supplemental cash flow information related to leases for the thirteen weeks ended March 30, 2022 and March 31, 2021 were as follows:

	Thirteen Weeks Ended
	March 30 2022	March 31 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,525	$11,825
Operating cash flows from finance leases	52	54
Financing cash flows from finance leases	747	602
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	5,541	11,095
Finance leases	676	1,518
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
The following table summarizes the ownership interest in SSE Holdings as of March 30, 2022 and December 29, 2021.

	March 30, 2022		December 29, 2021
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Shake Shack Inc.	39,218,290	93.1%	39,142,397	93.1%
Number of LLC Interests held by non-controlling interest holders	2,911,587	6.9%	2,921,587	6.9%
Total LLC Interests outstanding	42,129,877	100.0%	42,063,984	100.0%
The weighted average ownership percentages for the applicable reporting periods are used to attribute Net income (loss) and Other comprehensive income (loss) to Shake Shack Inc. and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for the thirteen weeks ended March 30, 2022 and March 31, 2021 was 6.9% and 7.0%, respectively.
The following table summarizes the effects of changes in ownership of SSE Holdings on the Company's equity during the thirteen weeks ended March 30, 2022 and March 31, 2021.
Shake Shack Inc. Form 10-Q | 17

	Thirteen Weeks Ended
	March 30 2022	March 31 2021
Net income (loss) attributable to Shake Shack Inc.	$(10,162)	$1,309
Other comprehensive income (loss):
Unrealized loss on foreign currency translation adjustment	(1)	(1)
Transfers (to) from non-controlling interests:
Increase in additional paid-in capital as a result of the redemption of LLC Interests	49	36
Increase (decrease) in additional paid-in capital as a result of activity under stock compensation plans and the related income tax effects	(2,276)	3,359
Total effect of changes in ownership interest on equity (loss) attributable to Shake Shack Inc.	$(12,390)	$4,703
The following table summarizes redemptions of LLC Interests activity during the thirteen weeks ended March 30, 2022 and March 31, 2021.

	Thirteen Weeks Ended
	March 30 2022	March 31 2021
Redemption and acquisition of LLC Interests
Number of LLC Interests redeemed by non-controlling interest holders	10,000	29,600
Number of LLC Interests received by Shake Shack Inc.	10,000	29,600
Issuance of Class A common stock
Shares of Class A common stock issued in connection with redemptions of LLC Interests	10,000	29,600
Cancellation of Class B common stock
Shares of Class B common stock surrendered and canceled	10,000	29,600
During the thirteen weeks ended March 30, 2022 and March 31, 2021, the Company received an aggregate of 65,893 and 355,849 LLC Interests, respectively, in connection with the activity under its stock compensation plans.
NOTE 9: EQUITY-BASED COMPENSATION

A summary of equity-based compensation expense recognized during the thirteen weeks ended March 30, 2022 and March 31, 2021 was as follows:

	Thirteen Weeks Ended
	March 30 2022	March 31 2021
Stock options	$—	$20
Performance stock units	1,424	414
Restricted stock units	1,764	1,247
Equity-based compensation expense	$3,188	$1,681

Total income tax benefit recognized related to equity-based compensation	$56	$67
18 | Shake Shack Inc. Form 10-Q

Equity-based compensation expense recorded during the thirteen weeks ended March 30, 2022 and March 31, 2021 was as follows:

	Thirteen Weeks Ended
	March 30 2022	March 31 2021
General and administrative expenses	$2,991	$1,541
Labor and related expenses	197	140
Equity-based compensation expense	$3,188	$1,681
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
The effective income tax rates for the thirteen weeks ended March 30, 2022 and March 31, 2021 were 27.6% and 105.5%, respectively. The decrease was primarily driven by a decrease in windfall benefits associated with equity-based compensation resulting in the accrual of a valuation allowance in our investment in the partnership as well as higher foreign tax expense, partly offset by an increase in pre-tax loss and higher tax credits. Additionally, an increase in the Company's ownership interest in SSE Holdings increases its share of the taxable income (loss) of SSE Holdings. The weighted average ownership interest in SSE Holdings was 93.1% and 93.0% for the thirteen weeks ended March 30, 2022 and March 31, 2021, respectively.
Deferred Tax Assets and Liabilities
During the thirteen weeks ended March 30, 2022, the Company acquired an aggregate of 75,893 LLC Interests in connection with the redemption of LLC Interests, and activity relating to its stock compensation plan. The Company recognized a deferred tax asset in the amount of $631 associated with the basis difference in its investment in SSE Holdings upon acquisition of these LLC Interests. As of March 30, 2022, the total deferred tax asset related to the basis difference in the Company's investment in SSE Holdings was $111,548. However, a portion of the total basis difference will only reverse upon the eventual sale of its interest in SSE Holdings, which the Company expects would result in a capital loss. As of March 30, 2022, the total valuation allowance established against the deferred tax asset to which this portion relates was $959.
During the thirteen weeks ended March 30, 2022, the Company also recognized $62 of deferred tax assets related to additional tax basis increases generated from expected future payments under the Tax Receivable Agreement and related deductions for imputed interest on such payments. Refer to "Tax Receivable Agreement," herein for additional information.
The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of March 30, 2022, the Company concluded, based on the weight of all available positive and negative evidence, that all of its deferred tax assets (except for those deferred tax assets described above relating to basis differences that are expected to result in a capital loss upon eventual sale of its interest in SSE Holdings, New York City UBT credits and certain foreign tax credits) are more likely than not to be realized. As such, no additional valuation allowance was recognized.
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
Shake Shack Inc. Form 10-Q | 19

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
During the thirteen weeks ended March 30, 2022, the Company acquired an aggregate of 10,000 LLC Interests in connection with the redemption of LLC Interests, which resulted in an increase in the tax basis of its investment in SSE Holdings subject to the provisions of the Tax Receivable Agreement. The Company recognized an additional liability in the amount of $228 for the TRA Payments due to the redeeming members, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the redemption of LLC Interests, after concluding it was probable that such TRA Payments would be paid based on estimates of future taxable income. During the thirteen weeks ended March 30, 2022 and March 31, 2021, inclusive of interest, no payments were made to the members of SSE Holdings pursuant to the Tax Receivable Agreement. As of March 30, 2022, the total amount of TRA Payments due under the Tax Receivable Agreement, was $234,273. Refer to Note 13, Commitments and Contingencies, for additional information relating to the liabilities under the Tax Receivable Agreement.
CARES Act
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") to provide certain relief as a result of the COVID-19 pandemic. The CARES Act provides tax relief, along with other stimulus measures, including a provision for an Employee Retention Credit (“ERC”), which allows for employers to claim a refundable tax credit against the employer share of Social Security tax equal to 70% of the qualified wages paid to employees after December 31, 2020 through September 30, 2021. The ERC was designed to encourage businesses to keep employees on the payroll during the COVID-19 pandemic.
As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, we account for the ERC by analogy to International Accounting Standard ("IAS") 20, Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, management determined it has reasonable assurance for receipt of the ERC and recorded the ERC benefit of $500 within Labor and other related expenses in the Condensed Consolidated Statement of Income (Loss) for the thirteen weeks ended March 30, 2022 as an offset to Social Security tax expense. We recorded a corresponding accrual for the benefit expected to be received within Accrued wages and related liabilities on the Condensed Consolidated Balance Sheet as of March 30, 2022.
NOTE 11: EARNINGS (LOSS) PER SHARE

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A common stock (in thousands, except per share amounts) for the thirteen weeks ended March 30, 2022 and March 31, 2021.
20 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended
	March 30 2022	March 31 2021
Numerator:
Net income (loss) attributable to Shake Shack Inc.—basic	$(10,162)	$1,309
Reallocation of net loss attributable to non-controlling interests from the assumed conversion of Class B shares	(1,120)	(734)
Net income (loss) attributable to Shake Shack Inc.—diluted	$(11,282)	$575
Denominator:
Weighted average shares of Class A common stock outstanding—basic	39,163	38,948
Effect of dilutive securities:
Stock options	—	232
Performance stock units	—	53
Restricted stock units	—	164
Convertible Notes	—	451
Shares of Class B common stock	—	2,941
Weighted average shares of Class A common stock outstanding—diluted	39,163	42,789

Earnings (loss) per share of Class A common stock—basic	$(0.26)	$0.03
Earnings (loss) per share of Class A common stock—diluted	$(0.26)	$0.01
The effect of potential share settlement of the Convertible Notes outstanding for the period is included as potentially dilutive shares of Class A common stock under application of the if-converted method in the computation of diluted earnings (loss) per share, except when the effect would be anti-dilutive. Refer to Note 6, Debt, for additional information.
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
The following table presents potentially dilutive securities excluded from the computations of diluted earnings (loss) per share of Class A common stock for the thirteen weeks ended March 30, 2022 and March 31, 2021.

	Thirteen Weeks Ended
	March 30 2022		March 31 2021
Stock options	149,731	(1)	1,698	(2)
Performance stock units	165,108	(1)	51,974	(3)
Restricted stock units	401,716	(1)	—
Shares of Class B common stock	2,911,587	(1)	—
Convertible notes	1,466,975	(1)	—
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
(3)Number of securities outstanding at the end of the period that were excluded from the computation of diluted earnings (loss) per share of Class A common stock because the performance conditions associated with these awards were not met assuming the end of the reporting period was the end of the performance period.
Shake Shack Inc. Form 10-Q | 21

NOTE 12: SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information for the thirteen weeks ended March 30, 2022 and March 31, 2021:

	Thirteen Weeks Ended
	March 30 2022	March 31 2021
Cash paid for:
Income taxes, net of refunds	$936	$388
Interest, net of amounts capitalized	57	70
Non-cash investing activities:
Accrued purchases of property and equipment	20,080	12,949
Capitalized equity-based compensation	25	9
Non-cash financing activities:
Revolving Credit Facility amendment-related accrual	—	112
Convertible Notes issuance-related accrual	—	312
Establishment of liabilities under tax receivable agreement	228	1,094
NOTE 13: COMMITMENTS AND CONTINGENCIES

Lease Commitments
The Company is obligated under various operating leases for Shacks and the home office space, expiring in various years through 2044. Under certain of these leases, the Company is liable for contingent rent based on a percentage of sales in excess of specified thresholds and are typically responsible for its proportionate share of real estate taxes, common area maintenance costs and other occupancy costs. Refer to Note 7, Leases, for additional information.
As security under the terms of one of the leases, the Company is obligated under a letter of credit totaling $130 as of March 30, 2022, which expires in February 2026. Additionally, in September 2017, the Company entered into a letter of credit in conjunction with the new home office lease in the amount of $603, which expires in August 2022 and renews automatically for one-year periods through January 31, 2034.
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
Legal Contingencies
During the thirteen weeks ended March 30, 2022, an accrual in the amount of $6,000 was recorded in connection with settling a private action relating to New York City’s predictive scheduling laws. We are also involved in a related regulatory matter, which, at this time, we are not able to reasonably estimate the outcome of, including any potential financial liability. As a result, no amount has been accrued as of March 30, 2022 and December 29, 2021 relating to this matter.
We are subject to various legal proceedings, claims and liabilities, involving employees and guests alike, which arise in the ordinary course of business and are generally covered by insurance. As of March 30, 2022, the amount of the ultimate liability with respect to these matters was not material.
22 | Shake Shack Inc. Form 10-Q

Liabilities under Tax Receivable Agreement
As described in Note 10, Income Taxes, the Company is a party to the Tax Receivable Agreement under which it is contractually committed to pay certain of the members of SSE Holdings 85% of the amount of any tax benefits that are actually realized, or in some cases are deemed to realize, as a result of certain transactions. The Company is not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated with the transactions that gave rise to the payments are realized. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If the Company does not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then it would not be required to make the related TRA Payments. During the thirteen weeks ended March 30, 2022 and March 31, 2021, the Company recognized liabilities totaling $228 and $1,094, respectively, relating to the obligations under the Tax Receivable Agreement, after concluding that it was probable that it would have sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. As of March 30, 2022 and December 29, 2021, the total obligations under the Tax Receivable Agreement were $234,273 and $234,045, respectively. There were no transactions subject to the Tax Receivable Agreement for which the Company did not recognize the related liability, as the Company concluded that it would have sufficient future taxable income to utilize all of the related tax benefits generated by all transactions that occurred during the thirteen weeks ended March 30, 2022.
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

		Thirteen Weeks Ended
	Classification	March 30 2022	March 31 2021
Amounts received from HYC	Licensing revenue	$104	$—

	Classification	March 30 2022	December 29 2021
Amounts due from HYC	Accounts receivable, net	$25	$90
Madison Square Park Conservancy
The Chairman of the Board of Directors serves as a director of the Madison Square Park Conservancy ("MSP Conservancy"), with which Shake Shack has a license agreement and pays license fees to operate the Madison Square Park Shack. No amounts were due to MSP Conservancy as of both March 30, 2022 and December 29, 2021.

		Thirteen Weeks Ended
	Classification	March 30 2022	March 31 2021
Amounts paid to MSP Conservancy	Occupancy and related expenses	$220	$215
Shake Shack Inc. Form 10-Q | 23

Olo, Inc.
The Chairman of the Board of Directors serves as a director of Olo, Inc. (formerly known as "Mobo Systems, Inc."), a platform the Company uses in connection with its mobile ordering application.

		Thirteen Weeks Ended
	Classification	March 30 2022	March 31 2021
Amounts paid to Olo, Inc.	Other operating expenses	$134	$147

	Classification	March 30 2022	December 29 2021
Amounts due to Olo, Inc.	Accounts payable	$—	$33
Block, Inc.
The Company's Chief Executive Officer is a member of the board of directors of Block, Inc. (formerly known as "Square, Inc."). We currently use certain point-of-sale applications, payment processing services, hardware and other enterprise platform services in connection with its kiosk technology, sales for certain off-site events and the processing of a limited amount of sales at certain locations.

		Thirteen Weeks Ended
	Classification	March 30 2022	March 31 2021
Amounts paid to Block, Inc.	Other operating expenses	$825	$462

	Classification	March 30 2022	December 29 2021
Amounts due to Block, Inc.	Accounts payable	$44	$52
USHG Acquisition Corp.
The Company's Chief Executive Officer has been appointed to the board of directors of USHG Acquisition Corp. in which the Company's Chairman of the Board of Directors serves as the chairman of the board of directors of USHG Acquisition Corp. USHG Acquisition Corp. is a newly organized blank check company incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. No amounts were paid to USHG Acquisition Corp. during the thirteen weeks ended March 30, 2022 and March 31, 2021. No amounts were due to or due from USHG Acquisition Corp. as of both March 30, 2022 and December 29, 2021.
Tax Receivable Agreement
The Company entered into a Tax Receivable Agreement that provides for the payment by the Company of 85% of the amount of any tax benefits that are actually realized, or in some cases are deemed to realize, as a result of certain transactions. Refer to Note 10, Income Taxes, for additional information. No amounts were paid to members during the thirteen weeks ended March 30, 2022 and March 31, 2021.

	Classification	March 30 2022	December 29 2021
Amounts due under the Tax Receivable Agreement	Other current liabilities Liabilities under Tax Receivable Agreement, net of current portion	$234,273	$234,045
24 | Shake Shack Inc. Form 10-Q

Distributions to Members of SSE Holdings
Under the terms of the SSE Holdings LLC Agreement, SSE Holdings is obligated to make tax distributions to its members. No tax distributions were payable to non-controlling interest holders as of March 30, 2022 and December 29, 2021, respectively.

		Thirteen Weeks Ended
	Classification	March 30 2022	March 31 2021
Amounts paid to non-controlling interest holders	Non-controlling interests	$302	$467

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
This section and other parts of this Quarterly Report on Form 10-Q ("Form 10-Q") contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), which are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different from the statements made herein. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements, including, but not limited to, statements about our growth, strategic plan, and our liquidity. Forward-looking statements discuss our current expectations and projections relating to our financial position, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to any historical or current facts. These statements may include words such as "aim," "anticipate," "believe," "estimate," "expect," "forecast," "future," "intend," "outlook," "potential," "project," "projection," "plan," "seek," "may," "could," "would," "will," "should," "can," "can have," "likely," the negatives thereof and other similar expressions. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. Some of the factors which could cause results to differ materially from the Company's expectations include the continuing impact of the COVID-19 pandemic, including the potential impact of any COVID-19 variants, the Company's ability to develop and open new Shacks on a timely basis, increased costs or shortages or interruptions in the supply or delivery of our products, increased labor costs or shortages, inflationary pressures, the Company's management of its digital capabilities and expansion into new channels, including drive-thru, our ability to maintain and grow sales at our existing Shacks, and risks relating to the restaurant industry generally. You should evaluate all forward-looking statements made in this Form 10-Q in the context of the risks and uncertainties disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2021 ("2021 Form 10-K"). The forward-looking statements included in this Form 10-Q are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

The following discussion should be read in conjunction with our 2021 Form 10-K and the Condensed Consolidated Financial Statements and notes thereto included in Part I, Item 1 of this Form 10-Q. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years and the associated quarters, months and periods of those fiscal years.
OVERVIEW

Shake Shack is a modern day "roadside" burger stand serving a classic American menu of premium burgers, chicken, hot dogs, crinkle cut fries, shakes, frozen custard, beer, wine and more. As of March 30, 2022, there were 382 Shacks in operation system-wide, of which 225 were domestic Company-operated Shacks, 27 were domestic licensed Shacks and 130 were international licensed Shacks.

Recent Business Trends
In the first quarter of 2022 with a sharp rise in COVID case counts in January and February, we navigated through more than 160 days of closures and operated with reduced hours, relative to pre-COVID levels, in many Shacks. Fiscal March performance was
Shake Shack Inc. Form 10-Q | 25

materially better than the first two months of the quarter as COVID cases declined and mobility trends in urban and suburban markets recovered. We continue to face inflationary pressures in our business, mainly in labor and commodity inflation. We increased menu price in March to help address these pressures however we expect to see higher inflationary pressures in the coming quarters.
Same-Shack sales for the thirteen weeks ended March 30, 2022 increased 10.3% compared to the same period last year, with urban Shacks increasing 19.5% and suburban Shacks increasing 3.5%. The increase in same-Shack sales for the first quarter of 2022 was driven by an 11.6% increase in guest traffic due to an increase in in-Shack dining. However, same-Shack sales decreased 10.5% when compared to the fourth quarter of 2021 driven by a decrease in traffic across urban and suburban Shacks in all regions primarily due to the impact of the Omicron variant and a decrease in price mix during the thirteen weeks ended March 30, 2022.
Same-Shack sales represents Shack sales for the comparable Shack base, which is defined as the number of domestic Company-operated Shacks open for 24 full fiscal months or longer. For consecutive days that Shacks were temporarily closed, the comparative period was also adjusted. For the purpose of calculating same-Shack sales for the thirteen weeks ended March 30, 2022, Shack sales for 164 Shacks were included in the comparable Shack base.
Average weekly sales was $68,000 in the first quarter of 2022 compared to $64,000 in the first quarter of 2021 driven by an increase in guest traffic and higher menu prices. Average weekly sales decreased 8.1% compared to the fourth quarter of 2021 driven by lower sales in both urban and suburban Shacks as a result of the Omicron variant.
Shack system-wide sales in the first quarter of 2022 increased 35.6% to $309.5 million versus the same period last year. Shack system-wide sales in the first quarter of 2022 decreased 1.5% compared to the fourth quarter of 2021 driven by COVID-19 related pressures.
Digital sales for the thirteen weeks ended March 30, 2022 decreased 5.7% to $84.3 million compared to the same period last year. Digital sales includes orders placed on the Shake Shack app, website and third-party delivery platforms, which represented 43.1% of Shack sales during the thirteen weeks ended March 30, 2022. Digital sales retention was approximately 80% in fiscal March 2022 when compared to fiscal January 2021 when digital sales peaked.
Development Highlights
During the first quarter of 2022, we opened seven new domestic Company-operated Shacks, two new domestic licensed Shacks and four new international licensed Shacks. There were no permanent Shack closures in the first quarter of 2022.

Location	Type	Opening Date
Dallas, TX — NorthPark Center	Domestic Company-operated	1/12/2022
Carlsbad, CA — Carlsbad	Domestic Company-operated	1/12/2022
Ridgefield, NJ — Vince Lombardi Service Area	Domestic Licensed	1/12/2022
Shanghai, China — iAPM	International Licensed	1/13/2022
Greenwood Village, CO — Greenwood Village	Domestic Company-operated	1/21/2022
Culver City, CA — Westfield Culver City	Domestic Company-operated	1/22/2022
Beijing, China — Indigo	International Licensed	1/25/2022
Livonia, MI — Livonia	Domestic Company-operated	2/10/2022
Alpharetta, GA — Alpharetta	Domestic Company-operated	2/16/2022
Dubai, UAE — Dubai Hills	International Licensed	2/17/2022
Nanjing, China — Deiji Plaza	International Licensed	2/22/2022
Orlando, FL — Vineland Pointe	Domestic Company-operated	3/24/2022
St. Louis, MO — Enterprise Center	Domestic Licensed	3/30/2022
26 | Shake Shack Inc. Form 10-Q

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the thirteen weeks ended March 30, 2022 and March 31, 2021:

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 30 2022		March 31 2021
Shack sales	$196,791	96.8%	$150,668	97.0%
Licensing revenue	6,600	3.2%	4,614	3.0%
TOTAL REVENUE	203,391	100.0%	155,282	100.0%
Shack-level operating expenses(1):
Food and paper costs	59,884	30.4%	44,630	29.6%
Labor and related expenses	60,465	30.7%	46,382	30.8%
Other operating expenses	30,237	15.4%	23,144	15.4%
Occupancy and related expenses	16,276	8.3%	13,911	9.2%
General and administrative expenses	31,320	15.4%	19,565	12.6%
Depreciation and amortization expense	16,855	8.3%	13,726	8.8%
Pre-opening costs	2,712	1.3%	3,576	2.3%
Impairment and loss on disposal of assets	577	0.3%	369	0.2%
TOTAL EXPENSES	218,326	107.3%	165,303	106.5%
LOSS FROM OPERATIONS	(14,935)	(7.3)%	(10,021)	(6.5)%
Other income (expense), net	(289)	(0.1)%	31	—%
Interest expense	(355)	(0.2)%	(515)	(0.3)%
LOSS BEFORE INCOME TAXES	(15,579)	(7.7)%	(10,505)	(6.8)%
Benefit from income taxes	(4,297)	(2.1)%	(11,080)	(7.1)%
NET INCOME (LOSS)	(11,282)	(5.5)%	575	0.4%
Less: Net loss attributable to non-controlling interests	(1,120)	(0.6)%	(734)	(0.5)%
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$(10,162)	(5.0)%	$1,309	0.8%
(1)As a percentage of Shack sales.
Shack Sales
Shack sales represent the aggregate sales of food, beverages and Shake Shack branded merchandise at our domestic Company-operated Shacks and gift card breakage income. Shack sales in any period are directly influenced by the number of operating weeks in such period, the number of open Shacks.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 30 2022	March 31 2021
Shack sales	$196,791	$150,668
Percentage of total revenue	96.8%	97.0%
Dollar change compared to prior year	$46,123
Percentage change compared to prior year	30.6%
Shack sales for the thirteen weeks ended March 30, 2022 increased 30.6% to $196.8 million versus the same period last year. The increase in Shack sales was primarily due to the opening of 33 net new domestic Company-operated Shacks between March 31, 2021 and March 30, 2022 which contributed $24.5 million as well as $22.9 million related to increased traffic at both urban and suburban Shacks.
Shake Shack Inc. Form 10-Q | 27

Licensing Revenue
Licensing revenue is comprised of license fees, opening fees for certain licensed Shacks and territory fees. License fees are calculated as a percentage of sales and territory fees are payments for the exclusive right to develop Shacks in a specific geographic area.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 30 2022	March 31 2021
Licensing revenue	$6,600	$4,614
Percentage of total revenue	3.2%	3.0%
Dollar change compared to prior year	$1,986
Percentage change compared to prior year	43.0%
Licensing revenue for the thirteen weeks ended March 30, 2022 increased 43.0% to $6.6 million versus the same period last year. The increase in Licensing revenue was primarily due to the opening of 28 net new licensed Shacks between March 31, 2021 and March 30, 2022 which contributed $1.3 million. Although we continue to see improvement in Licensing revenue, COVID-19 related pressures continue to impact our Asian markets, predominately in China where lockdowns and closures still persist.
Food and Paper Costs
Food and paper costs include the direct costs associated with food, beverage and packaging of our menu items. The components of Food and paper costs are variable by nature, change with sales volume, are impacted by menu mix and fluctuations in commodity costs, as well as geographic scale and proximity.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 30 2022	March 31 2021
Food and paper costs	$59,884	$44,630
Percentage of Shack sales	30.4%	29.6%
Dollar change compared to prior year	$15,254
Percentage change compared to prior year	34.2%
Food and paper costs for the thirteen weeks ended March 30, 2022 increased 34.2% to $59.9 million versus the same period last year. The increase in Food and paper costs for the thirteen weeks ended March 30, 2022 was primarily due to increased sales volume associated with the opening of 33 net new domestic Company-operated Shacks between March 31, 2021 and March 30, 2022.
As a percentage of Shack sales, the increase in Food and paper costs for the thirteen weeks ended March 30, 2022 was primarily driven by increased beef and chicken prices partially offset by menu price increases.
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
28 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 30 2022	March 31 2021
Labor and related expenses	$60,465	$46,382
Percentage of Shack sales	30.7%	30.8%
Dollar change compared to prior year	$14,083
Percentage change compared to prior year	30.4%
Labor and related expenses for the thirteen weeks ended March 30, 2022 increased 30.4% to $60.5 million versus the same period last year. The increase in Labor and related expenses was primarily due to the opening of 33 net new domestic Company-operated Shacks between March 31, 2021 and March 30, 2022 as well higher investments in wages for the Shack teams.
As a percentage of Shack sales, the decrease in Labor and related expenses for the thirteen weeks ended March 30, 2022 was primarily due to lower payroll tax and benefit expense recognized during the period, nearly offset by an increase in headcount and higher starting wages for our team members.
Other Operating Expenses
Other operating expenses consist of delivery commissions, Shack-level marketing expenses, repairs and maintenance, utilities and other operating expenses incidental to operating our domestic Company-operated Shacks, such as non-perishable supplies, credit card fees and property insurance.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 30 2022	March 31 2021
Other operating expenses	$30,237	$23,144
Percentage of Shack sales	15.4%	15.4%
Dollar change compared to prior year	$7,093
Percentage change compared to prior year	30.6%
Other operating expenses for the thirteen weeks ended March 30, 2022 increased 30.6% to $30.2 million versus the same period last year. The increase in Other operating expenses was primarily due to higher facilities costs associated with increased in-Shack dining, higher transaction and delivery costs associated with higher sales, and the opening of 33 net new domestic Company-operated Shacks between March 31, 2021 and March 30, 2022.
As a percentage of Shack sales, Other operating expenses for the thirteen weeks ended March 30, 2022 was flat as sales leverage associated with the recovery from COVID-19 was offset by higher facilities costs as noted above.
Occupancy and Related Expenses
Occupancy and related expenses consist of Shack-level occupancy expenses (including rent, common area expenses and certain local taxes), and exclude occupancy expenses associated with unopened Shacks, which are recorded separately in Pre-opening costs.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 30 2022	March 31 2021
Occupancy and related expenses	$16,276	$13,911
Percentage of Shack sales	8.3%	9.2%
Dollar change compared to prior year	$2,365
Percentage change compared to prior year	17.0%
Occupancy and related expenses for the thirteen weeks ended March 30, 2022 increased 17.0% to $16.3 million versus the same period last year. The increase in Occupancy and related expenses was primarily due to the opening of 33 net new domestic Company-operated Shacks between March 31, 2021 and March 30, 2022.
Shake Shack Inc. Form 10-Q | 29

As a percentage of Shack sales, the decrease in Occupancy and related expenses for the thirteen weeks ended March 30, 2022 were primarily due to sales leverage associated with the continued recovery from the COVID-19 pandemic.
General and Administrative Expenses
General and administrative expenses consist of costs associated with corporate and administrative functions that support Shack development and operations, as well as equity-based compensation expense.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 30 2022	March 31 2021
General and administrative expenses	$31,320	$19,565
Percentage of Total revenue	15.4%	12.6%
Dollar change compared to prior year	$11,755
Percentage change compared to prior year	60.1%
General and administrative expenses for the thirteen weeks ended March 30, 2022 increased 60.1% to $31.3 million versus the same period last year. The increase in General and administrative expenses was primarily due to a $6.0 million settlement of a legal matter and $4.0 million related to wages and other team costs as part of our continued investments to support Shack development and digital programs.
As a percentage of Total revenue, the increase in General and administrative expenses for the thirteen weeks ended March 30, 2022 was primarily due to the aforementioned items as well as an increase in marketing expenses to support increased digital investments including digital products and performance marketing.
Depreciation and Amortization Expense
Depreciation and amortization expense consists of the depreciation of fixed assets, including leasehold improvements and equipment, as well as financing equipment lease assets.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 30 2022	March 31 2021
Depreciation and amortization expense	$16,855	$13,726
Percentage of Total revenue	8.3%	8.8%
Dollar change compared to prior year	$3,129
Percentage change compared to prior year	22.8%
Depreciation and amortization expense for the thirteen weeks ended March 30, 2022 increased 22.8% to $16.9 million versus the same period last year. The increase in Depreciation and amortization expense was predominantly due to incremental depreciation of capital expenditures related to the opening of 33 net new domestic Company-operated Shacks between March 31, 2021 and March 30, 2022.
As a percentage of Total revenue, the decrease in Depreciation and amortization expense for the thirteen weeks ended March 30, 2022 was primarily due to sales leverage associated with the recovery from the COVID-19 pandemic.
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
30 | Shake Shack Inc. Form 10-Q

geographic market areas, such as the New York City metropolitan area, where we have greater economies of scale and incur lower travel and lodging costs for our training team.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 30 2022	March 31 2021
Pre-opening costs	$2,712	$3,576
Percentage of Total revenue	1.3%	2.3%
Dollar change compared to prior year	$(864)
Percentage change compared to prior year	(24.2)%
Pre-opening costs for the thirteen weeks ended March 30, 2022 decreased 24.2% to $2.7 million versus the same period last year. The decrease in Pre-opening costs was due to the lower number of new domestic Company-operated Shacks opened during the current period compared to the prior-year period.
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

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 30 2022	March 31 2021
Impairment and loss on disposal of assets	$577	$369
Percentage of Total revenue	0.3%	0.2%
Dollar change compared to prior year	$208
Percentage change compared to prior year	56.4%
Impairment and loss on disposal of assets for the thirteen weeks ended March 30, 2022 increased 56.4% to $0.6 million versus the same period last year. The increase in Impairment and loss on disposal of assets was primarily due to the number of Shacks maturing in our base.
Other Income (Expense), Net
Other income (expense), net consists of adjustments to liabilities under our Tax Receivable Agreement, dividend income, interest income and net unrealized and realized gains and losses from the sale of marketable securities.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 30 2022	March 31 2021
Other income (expense), net	$(289)	$31
Percentage of Total revenue	(0.1)%	—%
Dollar change compared to prior year	$(320)
Percentage change compared to prior year	(1,032.3)%
Other income (expense), net for the thirteen weeks ended March 30, 2022 decreased to $(0.3) million versus the same period last year. The decrease in Other income (expense), net was primarily due to unrealized losses related to our investments in marketable securities more than offsetting the increase in dividend income for the period.
Interest Expense
Interest expense primarily consists of interest and fees on our Revolving Credit Facility, imputed interest related to our financing equipment leases, amortization of deferred financing costs, and interest on the current portion of our liabilities under the Tax Receivable Agreement.
Shake Shack Inc. Form 10-Q | 31

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 30 2022	March 31 2021
Interest expense	$(355)	$(515)
Percentage of Total revenue	(0.2)%	(0.3)%
Dollar change compared to prior year	$160
Percentage change compared to prior year	(31.1)%
Interest expense for the thirteen weeks ended March 30, 2022 decreased 31.1% to $0.4 million versus the same period last year. The decrease in Interest expense was primarily due to the write-off of previously capitalized costs of $0.3 million associated with the amendment of our Revolving Credit Facility during the thirteen weeks ended March 31, 2021, partially offset by an increase in amortization expense related to the discount and debt issuance costs on our Convertible Notes during the thirteen weeks ended March 30, 2022.
Benefit from Income Taxes
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

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 30 2022	March 31 2021
Benefit from income taxes	$(4,297)	$(11,080)
Percentage of Total revenue	(2.1)%	(7.1)%
Dollar change compared to prior year	$6,783
Percentage change compared to prior year	(61.2)%
Our effective income tax rates for the thirteen weeks ended March 30, 2022 and March 31, 2021 were 27.6% and 105.5%, respectively. The decrease was primarily driven by a decrease in windfall benefits associated with equity-based compensation resulting in the accrual of a valuation allowance in our investment in the partnership as well as higher foreign tax expense, partly offset by an increase in pre-tax loss and higher tax credits. Additionally, an increase in our ownership interest in SSE Holdings increases our share of the taxable income (loss) of SSE Holdings. Our weighted average ownership interest in SSE Holdings was 93.1% and 93.0% for the thirteen weeks ended March 30, 2022 and March 31, 2021, respectively.
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
32 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 30 2022	March 31 2021
Net loss attributable to non-controlling interests	$(1,120)	$(734)
Percentage of Total revenue	(0.6)%	(0.5)%
Net loss attributable to non-controlling interests for the thirteen weeks ended March 30, 2022 increased to $1.1 million from $0.7 million in the same period last year. The increase in Net loss attributable to non-controlling interests for the thirteen weeks ended March 30, 2022 was primarily due to a decrease in net results compared to the same period last year, partially offset by a decrease in the non-controlling interest holders' weighted average ownership, which was 6.9% and 7.0% for the thirteen weeks ended March 30, 2022 and March 31, 2021, respectively.
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

Shake Shack Inc. Form 10-Q | 33

A reconciliation of Shack-level operating profit to Loss from operations, the most directly comparable GAAP financial measure, is set forth below.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 30 2022	March 31 2021
Loss from operations	$(14,935)	$(10,021)
Less:
Licensing revenue	6,600	4,614
Add:
General and administrative expenses	31,320	19,565
Depreciation and amortization expense	16,855	13,726
Pre-opening costs	2,712	3,576
Impairment and loss on disposal of assets	577	369
Shack-level operating profit	$29,929	$22,601

Total revenue	$203,391	$155,282
Less: Licensing revenue	6,600	4,614
Shack sales	$196,791	$150,668

Shack-level operating profit margin(1,2)	15.2%	15.0%
(1)As a percentage of Shack sales.
(2)For the thirteen weeks ended March 30, 2022, Shack-level operating profit margin includes the $1,281 cumulative catch-up adjustment for gift card breakage income, recognized in Shack sales. The benefit from the cumulative catch-up resulted in a 0.5% increase to Shack-level operating profit margin.
EBITDA and Adjusted EBITDA
EBITDA is defined as Net income (loss) before interest expense (net of interest income), Income tax expense (benefit) and Depreciation and amortization expense. Adjusted EBITDA is defined as EBITDA (as defined above) excluding equity-based compensation expense, deferred lease cost, Impairment and loss on the disposal of assets, amortization of cloud-based software implementation costs, as well as certain non-recurring items that we do not believe directly reflect the core operations and may not be indicative of the Company's recurring business operations.
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

34 | Shake Shack Inc. Form 10-Q

A reconciliation of EBITDA and adjusted EBITDA to Net income (loss), the most directly comparable GAAP measure, are set forth below.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 30 2022	March 31 2021
Net income (loss)	$(11,282)	$575
Depreciation and amortization expense	16,855	13,726
Interest expense, net	355	515
Benefit from income taxes	(4,297)	(11,080)
EBITDA	$1,631	$3,736

Equity-based compensation	3,188	1,681
Amortization of cloud-based software implementation costs	332	313
Deferred lease costs(1)	(877)	204
Impairment and loss on disposal of assets	577	369
Debt offering related costs(2)	—	236
Legal settlement	6,000	595
Gift card breakage cumulative catch-up adjustment	(1,281)	—
ADJUSTED EBITDA	$9,570	$7,134

Adjusted EBITDA margin(3)	4.7%	4.6%
(1)Reflects the extent to which lease expense is greater than or less than contractual fixed base rent.
(2)Costs incurred in connection with the Company’s Convertible Notes, issued in March 2021, including consulting and advisory fees. Refer to Note 6, Debt, for additional information.
(3)Calculated as a percentage of Total revenue, which was $203.4 million and $155.3 million for the thirteen weeks ended March 30, 2022 and March 31, 2021, respectively.
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

	Thirteen Weeks Ended
(in thousands, except per share amounts)	March 30 2022	March 31 2021
Numerator:
Net income (loss) attributable to Shake Shack Inc	$(10,162)	$1,309
Adjustments:
Reallocation of net loss attributable to non-controlling interests from the assumed exchange of LLC Interests(1)	(1,120)	(734)
Legal settlement	6,000	595
Debt offering related costs(2)	—	236
Revolving Credit Facility amendments related costs(3)	—	323
Gift card breakage cumulative catch-up adjustment	(1,281)	—
Impact to income tax benefit(4)	(1,595)	24
Adjusted pro forma net income (loss)	$(8,158)	$1,753

Denominator:
Weighted-average shares of Class A common stock outstanding—diluted	39,163	42,789
Adjustments:
Assumed exchange of LLC Interests for shares of Class A common stock(1)	2,920	—
Adjusted pro forma fully exchanged weighted-average shares of Class A common stock outstanding—diluted	42,083	42,789

Adjusted pro forma earnings (loss) per fully exchanged share—diluted	$(0.19)	$0.04

	Thirteen Weeks Ended
	March 30 2022	March 31 2021
Earnings (loss) per share of Class A common stock—diluted	$(0.26)	$0.01
Assumed exchange of LLC Interests for shares of Class A common stock(1)	(0.01)	—
Non-GAAP adjustments(5)	0.08	0.03
Adjusted pro forma earnings (loss) per fully exchanged share—diluted	$(0.19)	$0.04
(1)Assumes the exchange of all outstanding LLC Interests for shares of Class A common stock, resulting in the elimination of the non-controlling interest and recognition of the net income (loss) attributable to non-controlling interests.
(2)Costs incurred in connection with the Company’s Convertible Notes, issued in March 2021, including consulting and advisory fees. Refer to Note 6, Debt, for additional information.
(3)Expense incurred in connection with the Company's amendments on the Revolving Credit Facility, including the write-off of previously capitalized costs on the Revolving Credit Facility. Refer to Note 6, Debt, for additional information.
(4)Represents the tax effect of the aforementioned adjustments and pro forma adjustments to reflect corporate income taxes at assumed effective tax rates of 24.9% and 118.8% for the thirteen weeks ended March 30, 2022 and March 31, 2021, respectively. Amounts include provisions for U.S. federal income taxes, certain LLC entity-level taxes and foreign withholding taxes, assuming the highest statutory rates apportioned to each applicable state, local and foreign jurisdiction.
(5)Represents the per share impact of non-GAAP adjustments for each period. Refer to the reconciliation of Adjusted Pro Forma Net Income (Loss) above for further details.
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
As of March 30, 2022, we maintained a Cash and cash equivalents balance of $279.3 million and a short-term investments balance of $79.7 million within Marketable securities.
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
In addition, we are obligated to make payments to certain members of SSE Holdings under the Tax Receivable Agreement. As of March 30, 2022, such obligations totaled $234.3 million. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. Although the amount of any payments that must be made under the Tax Receivable Agreement may be significant, the timing of these payments will vary and will generally be limited to one payment per member per year. The amount of such payments are also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us or to SSE Holdings, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
We believe our existing cash and marketable securities balances will be sufficient to fund our operating and finance lease obligations, capital expenditures, Tax Receivable Agreement obligations and working capital needs for at least the next 12 months and the foreseeable future.
Summary of Cash Flows
The following table presents a summary of our cash flows from operating, investing and financing activities.

	Thirteen Weeks Ended
(in thousands)	March 30 2022	March 31 2021
Net cash provided by operating activities	$7,969	$9,951
Net cash used in investing activities	(28,051)	(27,228)
Net cash provided by (used in) financing activities	(3,073)	245,403
Net increase (decrease) in Cash and cash equivalents	(23,155)	228,126
Cash and cash equivalents at beginning of period	302,406	146,873
Cash and cash equivalents at end of period	$279,251	$374,999

Shake Shack Inc. Form 10-Q | 37

Operating Activities
For the thirteen weeks ended March 30, 2022, net cash provided by operating activities was $8.0 million compared to $10.0 million for the thirteen weeks ended March 31, 2021, a decrease of $2.0 million. The decrease was primarily due to a net loss of $11.3 million and changes in working capital partially offset by the impact of non-cash charges of $13.7 million. The changes in working capital were primarily driven by an increase in liabilities related to the settlement of a legal matter partially offset by the settlement of payables.
Investing Activities
For the thirteen weeks ended March 30, 2022, net cash used in investing activities was $28.1 million compared to $27.2 million for the thirteen weeks ended March 31, 2021, an increase of $0.9 million. This increase was primarily due to an increase of $4.8 million in capital expenditures to support our real estate development and digital initiatives partially offset by a decrease in purchases of marketable securities of $4.0 million.
Financing Activities
For the thirteen weeks ended March 30, 2022, net cash used in financing activities was $3.1 million compared to net cash provided by financing activities of $245.4 million for the thirteen weeks ended March 31, 2021, a decrease of $248.5 million. This decrease was primarily due to $243.8 million in net cash proceeds from the issuance of the Convertible Notes, net of discount and $6.4 million in net cash proceeds from the issuance of Class A common stock during the thirteen weeks ended March 31, 2021.
Convertible Notes
In March 2021, we issued $250.0 million aggregate principal amount of 0% Convertible Senior Notes due 2028 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The Convertible Notes will mature on March 1, 2028, unless earlier converted, redeemed or repurchased in certain circumstances. Upon conversion, we pay or deliver, as the case may be, cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at our election. Refer to Note 6, Debt, in the accompanying Condensed Consolidated Financial Statements, for additional information.
Revolving Credit Facility
In August 2019, we entered into a Revolving Credit Facility, which matures in March 2026 and permits borrowings up to $50.0 million, with the ability to increase available borrowings up to an additional $100.0 million, subject to satisfaction of certain conditions. The Revolving Credit Facility also permits the issuance of letters of credit upon our request of up to $15.0 million.
Under the Revolving Credit Facility, we are required to maintain minimum liquidity of $25.0 million beginning in July 2022, and outstanding borrowings bear interest at either: (i) LIBOR, or the Secured Overnight Financing Rate upon the discontinuance or unavailability of LIBOR, plus a percentage ranging from 1.0% to 2.5% or (ii) the base rate plus a percentage ranging from 0.0% to 1.5%, in each case depending on our net lease adjusted leverage ratio.
The obligations under the Revolving Credit Facility are secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' direct and indirect subsidiaries, with certain exceptions.
The Revolving Credit Facility requires us to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios, as well as other customary affirmative and negative covenants. As of March 30, 2022, we were in compliance with all covenants.

38 | Shake Shack Inc. Form 10-Q

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our consolidated financial condition and results of operations is based upon the accompanying Condensed Consolidated Financial Statements and notes thereto, which have been prepared in accordance with GAAP. The preparation of the Condensed Consolidated Financial Statements requires us to make estimates, judgments and assumptions, which we believe to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Variances in the estimates or assumptions used to actual experience could yield materially different accounting results. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances. There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2021.
Recently Issued Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies under Part I, Item 1 of this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to our exposure to market risks as described in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2021.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Shake Shack Inc. Form 10-Q | 39

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
The information required by this Item is incorporated by reference to Part I, Item 1, Note 13, Commitments and Contingencies.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2021.
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

Shake Shack Inc.
(Registrant)

Date: May 6, 2022	By:	/s/ Randy Garutti
Randy Garutti
Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: May 6, 2022	By:	/s/ Katherine I. Fogertey
Katherine I. Fogertey
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

42 | Shake Shack Inc. Form 10-Q