Form 10-Q
period 2022-06-29
Shake Shack Inc.
filed 2022-08-05
CIK 1620533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of July 27, 2022, there were 39,274,844 shares of Class A common stock outstanding and 2,871,513 shares of Class B common stock outstanding.

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
Shake Shack Inc. Form 10-Q | 1

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
2 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	June 29 2022	December 29 2021
ASSETS
Current assets:
Cash and cash equivalents	$278,332	$302,406
Marketable securities	79,625	80,000
Accounts receivable, net	11,936	13,657
Inventories	3,955	3,850
Prepaid expenses and other current assets	13,727	9,763
Total current assets	387,575	409,676
Property and equipment, net of accumulated depreciation of $254,291 and $222,768, respectively	411,018	389,386
Operating lease assets	361,522	347,277
Deferred income taxes, net	305,230	298,668
Other assets	14,735	12,563
TOTAL ASSETS	$1,480,080	$1,457,570
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,420	$19,947
Accrued expenses	40,013	36,892
Accrued wages and related liabilities	18,440	14,638
Operating lease liabilities, current	38,775	35,519
Other current liabilities	20,261	14,501
Total current liabilities	133,909	121,497
Long-term debt	244,066	243,542
Long-term operating lease liabilities	418,010	400,113
Liabilities under tax receivable agreement, net of current portion	234,862	234,045
Other long-term liabilities	21,597	22,773
Total liabilities	1,052,444	1,021,970
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of June 29, 2022 and December 29, 2021.	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 39,266,670 and 39,142,397 shares issued and outstanding as of June 29, 2022 and December 29, 2021, respectively.	39	39
Class B common stock, $0.001 par value—35,000,000 shares authorized; 2,871,513 and 2,921,587 shares issued and outstanding as of June 29, 2022 and December 29, 2021, respectively.	3	3
Additional paid-in capital	410,520	405,940
Retained earnings (accumulated deficit)	(7,796)	3,554
Accumulated other comprehensive income (loss)	(1)	1
Total stockholders' equity attributable to Shake Shack Inc.	402,765	409,537
Non-controlling interests	24,871	26,063
Total equity	427,636	435,600
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,480,080	$1,457,570
See accompanying Notes to Condensed Consolidated Financial Statements.
Shake Shack Inc. Form 10-Q | 3

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(in thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29 2022	June 30 2021	June 29 2022	June 30 2021
Shack sales	$223,054	$181,470	$419,845	$332,138
Licensing revenue	7,698	5,990	14,298	10,604
TOTAL REVENUE	230,752	187,460	434,143	342,742
Shack-level operating expenses:
Food and paper costs	65,987	54,917	125,871	99,547
Labor and related expenses	65,851	52,631	126,316	99,013
Other operating expenses	32,563	24,275	62,800	47,419
Occupancy and related expenses	16,657	14,876	32,933	28,787
General and administrative expenses	29,075	20,366	60,395	39,931
Depreciation and amortization expense	18,087	14,472	34,942	28,198
Pre-opening costs	2,823	2,258	5,535	5,834
Impairment and loss on disposal of assets	528	358	1,105	727
TOTAL EXPENSES	231,571	184,153	449,897	349,456
INCOME (LOSS) FROM OPERATIONS	(819)	3,307	(15,754)	(6,714)
Other income, net	538	108	249	139
Interest expense	(315)	(359)	(670)	(874)
INCOME (LOSS) BEFORE INCOME TAXES	(596)	3,056	(16,175)	(7,449)
Income tax expense (benefit)	707	991	(3,590)	(10,089)
NET INCOME (LOSS)	(1,303)	2,065	(12,585)	2,640
Less: Net income (loss) attributable to non-controlling interests	(115)	121	(1,235)	(613)
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$(1,188)	$1,944	$(11,350)	$3,253
Earnings (loss) per share of Class A common stock:
Basic	$(0.03)	$0.05	$(0.29)	$0.08
Diluted	$(0.03)	$0.05	$(0.29)	$0.06
Weighted average shares of Class A common stock outstanding:
Basic	39,227	39,114	39,195	39,031
Diluted	39,227	43,789	39,195	43,289
See accompanying Notes to Condensed Consolidated Financial Statements.

4 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29 2022	June 30 2021	June 29 2022	June 30 2021
Net income (loss)	$(1,303)	$2,065	$(12,585)	$2,640
Other comprehensive income (loss), net of tax(1):
Change in foreign currency translation adjustment	(1)	—	(2)	(1)
Net change	(1)	—	(2)	(1)
OTHER COMPREHENSIVE INCOME (LOSS)	(1)	—	(2)	(1)
COMPREHENSIVE INCOME (LOSS)	(1,304)	2,065	(12,587)	2,639
Less: Comprehensive income (loss) attributable to non-controlling interests	(115)	121	(1,235)	(613)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$(1,189)	$1,944	$(11,352)	$3,252
(1)Net of tax expense of $0 for the thirteen and twenty-six weeks ended June 29, 2022 and June 30, 2021.
See accompanying Notes to Condensed Consolidated Financial Statements.
Shake Shack Inc. Form 10-Q | 5

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands, except share amounts)

For the Thirteen Weeks Ended June 29, 2022 and June 30, 2021
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE, MARCH 30, 2022	39,218,290	$39	2,911,587	$3	$406,981	$(6,608)	$—	$24,844	$425,259
Net income (loss)						(1,188)		(115)	(1,303)
Other comprehensive income (loss):
Net change in foreign currency translation adjustment							(1)		(1)
Equity-based compensation					3,501				3,501
Activity under stock compensation plans	8,306				(332)			421	89
Redemption of LLC Interests	40,074		(40,074)		257			(257)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					113				113
Distributions paid to non-controlling interest holders								(22)	(22)
BALANCE, JUNE 29, 2022	39,266,670	$39	2,871,513	$3	$410,520	$(7,796)	$(1)	$24,871	$427,636

BALANCE, MARCH 31, 2021	39,103,239	$39	2,921,588	$3	$400,371	$13,518	$2	$26,017	$439,950
Net income (loss)						1,944		121	2,065
Other comprehensive income (loss):
Net change in foreign currency translation adjustment							—		—
Equity-based compensation					1,987				1,987
Activity under stock compensation plans	31,116				(788)			557	(231)
Redemption of LLC Interests	1		(1)		(3)			3	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					—				—
Distributions paid to non-controlling interest holders								(239)	(239)
BALANCE, JUNE 30, 2021	39,134,356	$39	2,921,587	$3	$401,567	$15,462	$2	$26,459	$443,532

6 | Shake Shack Inc. Form 10-Q

For the Twenty-Six Weeks Ended June 29, 2022 and June 30, 2021
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 29, 2021	39,142,397	$39	2,921,587	$3	$405,940	$3,554	$1	$26,063	$435,600
Net income (loss)						(11,350)		(1,235)	(12,585)
Other comprehensive income (loss):
Net change in foreign currency translation adjustment							(2)		(2)
Equity-based compensation					6,725				6,725
Activity under stock compensation plans	74,199				(2,608)			673	(1,935)
Redemption of LLC Interests	50,074		(50,074)		306			(306)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					157				157
Distributions paid to non-controlling interest holders								(324)	(324)
BALANCE, JUNE 29, 2022	39,266,670	$39	2,871,513	$3	$410,520	$(7,796)	$(1)	$24,871	$427,636

BALANCE, DECEMBER 30, 2020	38,717,790	$39	2,951,188	$3	$395,067	$12,209	$3	$27,172	$434,493
Net income (loss)						3,253		(613)	2,640
Other comprehensive income (loss):
Net change in foreign currency translation adjustment							(1)		(1)
Equity-based compensation					3,683				3,683
Activity under stock compensation plans	386,965				2,571			639	3,210
Redemption of LLC Interests	29,601		(29,601)		33			(33)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					213				213
Distributions paid to non-controlling interest holders								(706)	(706)
BALANCE, JUNE 30, 2021	39,134,356	$39	2,921,587	$3	$401,567	$15,462	$2	$26,459	$443,532
See accompanying Notes to Condensed Consolidated Financial Statements.

Shake Shack Inc. Form 10-Q | 7

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Twenty-Six Weeks Ended
	June 29 2022	June 30 2021
OPERATING ACTIVITIES
Net income (loss) (including amounts attributable to non-controlling interests)	$(12,585)	$2,640
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization expense	34,942	28,198
Amortization of debt issuance costs	524	344
Amortization of cloud computing asset	683	627
Non-cash operating lease cost	28,010	24,716
Equity-based compensation	6,640	3,639
Deferred income taxes	8,392	6,265
Loss on sale of marketable securities	—	5
Non-cash interest expense	28	343
Impairment and loss on disposal of assets	1,105	727
Unrealized loss on equity securities	561	37
Other non-cash income	(2)	(1)
Changes in operating assets and liabilities:
Accounts receivable	1,721	(2,239)
Inventories	(105)	(672)
Prepaid expenses and other current assets	(3,964)	4,384
Other assets	(4,090)	(488)
Accounts payable	(1,104)	4,236
Accrued expenses	(13,208)	(13,643)
Accrued wages and related liabilities	3,802	4,423
Other current liabilities	4,929	(1,515)
Long-term operating lease liabilities	(21,102)	(24,583)
Other long-term liabilities	(15)	(438)
NET CASH PROVIDED BY OPERATING ACTIVITIES	35,162	37,005
INVESTING ACTIVITIES
Purchases of property and equipment	(55,268)	(44,709)
Purchases of marketable securities	(186)	(47,264)
Sales of marketable securities	—	4,004
NET CASH USED IN INVESTING ACTIVITIES	(55,454)	(87,969)
FINANCING ACTIVITIES
Proceeds from issuance of convertible notes, net of discount	—	243,750
Deferred financing costs	—	(101)
Payments on principal of finance leases	(1,513)	(1,272)
Distributions paid to non-controlling interest holders	(324)	(706)
Debt issuance costs	—	(687)
Proceeds from stock option exercises	175	6,610
Employee withholding taxes related to net settled equity awards	(2,120)	(3,400)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(3,782)	244,194
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(24,074)	193,230
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	302,406	146,873
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$278,332	$340,103
See accompanying Notes to Condensed Consolidated Financial Statements.
8 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Shake Shack Inc. Form 10-Q | 9

NOTE 1: NATURE OF OPERATIONS

Shake Shack Inc. was formed on September 23, 2014 as a Delaware corporation for the purpose of facilitating an initial public offering and other related transactions in order to carry on the business of SSE Holdings, LLC and its subsidiaries ("SSE Holdings"). Shake Shack is the sole managing member of SSE Holdings and, as sole managing member, the Company operates and controls all of the business and affairs of SSE Holdings. As a result, the Company consolidates the financial results of SSE Holdings and reports a non-controlling interest representing the economic interest in SSE Holdings held by the other members of SSE Holdings. As of June 29, 2022 the Company owned 93.2% of SSE Holdings. Unless the context otherwise requires, "we," "us," "our," "Shake Shack," the "Company" and other similar references, refer to Shake Shack Inc. and, unless otherwise stated, all of its subsidiaries, including SSE Holdings.
The Company operates and licenses Shake Shack restaurants ("Shacks"), which serve burgers, chicken, hot dogs, crinkle cut fries, shakes, frozen custard, beer, wine and more. As of June 29, 2022, there were 395 Shacks in operation, system-wide, of which 230 were domestic Company-operated Shacks, 27 were domestic licensed Shacks and 138 were international licensed Shacks.
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
SSE Holdings is considered a variable interest entity. Shake Shack Inc. is the primary beneficiary as the Company has the majority economic interest in SSE Holdings and, as the sole managing member, has decision making authority that significantly affects the economic performance of the entity, while the limited partners have no substantive kick-out or participating rights. As a result, the Company consolidates SSE Holdings. The assets and liabilities of SSE Holdings represent substantially all of the Company's consolidated assets and liabilities with the exception of certain deferred taxes and liabilities under the Tax Receivable Agreement. As of June 29, 2022 and December 29, 2021, the net assets of SSE Holdings were $365,454 and $376,857, respectively. The assets of SSE Holdings are subject to certain restrictions in SSE Holdings' revolving credit agreement. Refer to Note 6, Debt, for additional information.
Fiscal Year
The Company operates on a 52/53 week fiscal year ending on the last Wednesday of December. Fiscal 2022 contains 52 weeks and ends on December 28, 2022. Fiscal 2021 contained 52 weeks and ended on December 29, 2021. Unless otherwise stated, references to years in this report relate to fiscal years.
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
The Company adopted the Accounting Standards Update (“ASU”) summarized below in fiscal 2022.

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
December 30, 2021
Recently Issued Accounting Pronouncements
The Company reviewed all recently issued accounting pronouncements and concluded that they were not applicable. or not expected to have a significant impact on our Condensed Consolidated Financial Statements.
NOTE 3: REVENUE

Revenue Recognition
Revenue primarily consists of Shack sales and Licensing revenue. Generally, revenue is recognized as promised goods or services transfer to the guest or customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Revenue from Shack sales is recognized when payment is tendered at the point of sale, net of discounts, as the performance obligation has been satisfied.
Sales tax collected from guests is excluded from Shack sales and the obligation is included as sales tax payable until the taxes are remitted to the appropriate taxing authorities. Revenue from gift cards is deferred and recognized over time as redemptions occur.
During fiscal 2022, we concluded we have accumulated a sufficient level of historical data from a large pool of homogeneous transactions to allow us to reasonably and objectively determine an estimated gift card breakage rate and the pattern of actual gift card redemptions. Accordingly, we recognize breakage income and reduce the related gift card liability for unredeemed gift cards in proportion to actual redemptions of gift cards. We will continue to review historical gift card redemption information at each reporting period to assess the continued appropriateness of the gift card breakage rate and pattern of redemption.
In accordance with ASC 250, Accounting Changes and Error Corrections, we concluded that this accounting change represented a change in accounting estimate. As a result, we recorded a cumulative catch-up adjustment during the thirteen weeks ended March 30, 2022 that resulted in $1,281 of gift card breakage income. Inclusive of this cumulative catch-up, we recognized $1,368 of gift card breakage income during the twenty-six weeks ended June 29, 2022. Gift card breakage income is included in Shack sales in the Condensed Consolidated Statements of Income (Loss).
Licensing revenue includes initial territory fees, Shack opening fees and ongoing sales-based royalty fees from licensed Shacks. Generally, the licenses granted to develop, open and operate each Shack in a specified territory are the predominant good or service transferred to the licensee and represent distinct performance obligations. Ancillary promised services, such as training and assistance during the initial opening of a Shack, are typically combined with the license and considered one performance obligation per Shack. The Company determines the transaction price for each contract, which is comprised of the initial territory fee and an estimate of the total Shack opening fees the Company expects to be entitled to. The calculation of total Shack opening fees included in the transaction price requires judgment, as it is based on an estimated number of Shacks the Company expects the licensee to open. The transaction price is then allocated equally to each Shack expected to open. Revenue is
Shake Shack Inc. Form 10-Q | 11

recognized on a straight-line basis over the license term, therefore the performance obligation is satisfied over time, starting when a Shack opens through the end of the license term for the related Shack. Generally, payment for the initial territory fee is received upon execution of the license agreement and payment for the Shack opening fees is received either in advance of or upon opening the related Shack. These payments are initially deferred and recognized in revenue as the performance obligations are satisfied, which occurs over a long-term period. Revenue from sales-based royalties is recognized as the related sales occur.
Revenue recognized during the thirteen and twenty-six weeks ended June 29, 2022 and June 30, 2021, disaggregated by type was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29 2022	June 30 2021	June 29 2022	June 30 2021
Shack sales	$223,054	$181,470	$419,845	$332,138
Licensing revenue:
Sales-based royalties	7,486	5,825	13,886	10,250
Initial territory and opening fees	212	165	412	354
Total revenue	$230,752	$187,460	$434,143	$342,742
The aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as of June 29, 2022 was $19,721. The Company expects to recognize this amount as revenue over a long-term period, as the license term for each Shack ranges from 5 to 20 years. This amount excludes any variable consideration related to sales-based royalties.
Contract Balances
Contract liabilities and receivables from contracts with customers were as follows:

	June 29 2022	December 29 2021
Shack sales receivables	$7,021	$6,939
Licensing receivables, net of allowance for doubtful accounts	3,116	4,005
Gift card liability	1,796	3,297
Deferred revenue, current	893	763
Deferred revenue, long-term	14,351	12,669
Revenue recognized during the thirteen and twenty-six weeks ended June 29, 2022 and June 30, 2021 that was included in the respective liability balances at the beginning of the period was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29 2022	June 30 2021	June 29 2022	June 30 2021
Gift card liability(1)	$137	$108	$1,643	$327
Deferred revenue	207	159	404	340
(1)For the twenty-six weeks ended June 29, 2022, amount includes the cumulative catch-up adjustment that resulted in $1,281 of gift card breakage income as noted above.
12 | Shake Shack Inc. Form 10-Q

NOTE 4: FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying value of the Company's Cash and cash equivalents, Accounts receivable, net, Accounts payable and Accrued expenses approximates fair value due to the short-term nature of these financial instruments.
As of June 29, 2022 and December 29, 2021, the Company held certain assets that are required to be measured at fair value on a recurring basis including Marketable securities, which consist of investments in equity securities. The fair value of these investments is measured using Level 1 inputs. The carrying value of these investments in equity securities approximates fair value.
Assets measured at fair value on a recurring basis as of June 29, 2022 and December 29, 2021 were as follows:

	Fair Value Measurements
	June 29 2022	December 29 2021
	Level 1	Level 1
Equity securities:
Mutual funds	$79,625	$80,000
Total Marketable securities	$79,625	$80,000
Refer to Note 6, Debt, for additional information relating to the fair value of the Company's outstanding debt instruments.
A summary of other income (expense) from equity securities recognized during the thirteen and twenty-six weeks ended June 29, 2022 and June 30, 2021 was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29 2022	June 30 2021	June 29 2022	June 30 2021
Equity securities:
Dividend income	$135	$93	$212	$167
Realized gain/(loss) on sale of investments	—	(5)	—	(5)
Unrealized gain (loss) on equity securities	(161)	9	(561)	(37)
Total	$(26)	$97	$(349)	$125
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis include long-lived assets, operating lease right-of-use assets and indefinite-lived intangible assets. There were no impairment charges recognized during the thirteen and twenty-six weeks ended June 29, 2022 and June 30, 2021.
Shake Shack Inc. Form 10-Q | 13

NOTE 5: SUPPLEMENTAL BALANCE SHEET INFORMATION

The components of Other current liabilities as of June 29, 2022 and December 29, 2021 were as follows:

	June 29 2022	December 29 2021
Sales tax payable	$4,914	$4,575
Gift card liability	1,796	3,297
Current portion of financing equipment lease liabilities	2,732	2,711
Legal reserve	7,007	533
Other	3,812	3,385
Other current liabilities	$20,261	$14,501
The components of Other long-term liabilities as of June 29, 2022 and December 29, 2021 were as follows:

	June 29 2022	December 29 2021
Deferred licensing revenue	$14,351	$12,669
Long-term portion of financing equipment lease liabilities	3,963	4,303
Other	3,283	5,801
Other long-term liabilities	$21,597	$22,773
NOTE 6: DEBT

The components of Long-term debt as of June 29, 2022 and December 29, 2021 were as follows:

	June 29 2022	December 29 2021
2021 Convertible Notes	$250,000	$250,000
Discount and debt issuance costs, net of amortization	5,934	6,458
Total Long-term debt	$244,066	$243,542
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
14 | Shake Shack Inc. Form 10-Q

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
Total amortization expense for the thirteen and twenty-six weeks ended June 29, 2022 was $262 and $524, respectively, and $257 and $343, respectively, for the thirteen and twenty-six weeks ended June 30, 2021 and was included in Interest expense in the Condensed Consolidated Statements of Income (Loss). In connection with the issuance of the Convertible Notes, the Company also incurred consulting and advisory fees of $236 for the twenty-six weeks ended June 30, 2021 and was included in General and administrative expenses in the Condensed Consolidated Statements of Income (Loss).
At June 29, 2022, the fair value of the Convertible Notes was approximately $167,995, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as a Level 2 measurement within the fair value hierarchy.
Revolving Credit Facility
The Company maintains a revolving credit facility agreement ("Revolving Credit Facility"). As of June 29, 2022 and December 29, 2021, no amounts were outstanding under the Revolving Credit Facility.
As of June 29, 2022, the Revolving Credit Facility had unamortized deferred financing costs of $72 which were included in Other assets on the Condensed Consolidated Balance Sheets. Total interest expense related to the Revolving Credit Facility for the thirteen and twenty-six weeks ended June 29, 2022 was $37 and $73, respectively, and $37 and $405, respectively, for the thirteen and twenty-six weeks ended June 30, 2021. Interest expense for the twenty-six weeks ended June 30, 2021 primarily included the write-off of previously capitalized costs on the Revolving Credit Facility.
The Revolving Credit Facility requires the Company to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios, as well as other customary affirmative and negative covenants. As of June 29, 2022, the Company was in compliance with all covenants.
Shake Shack Inc. Form 10-Q | 15

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
16 | Shake Shack Inc. Form 10-Q

A summary of operating and finance lease assets and lease liabilities as of June 29, 2022 and December 29, 2021 were as follows:

	Classification	June 29 2022	December 29 2021
Operating leases	Operating lease assets	$361,522	$347,277
Finance leases	Property and equipment, net	6,478	6,810
Total right-of-use assets		$368,000	$354,087

Operating leases:
	Operating lease liabilities, current	$38,775	$35,519
	Long-term operating lease liabilities	418,010	400,113
Finance leases:
	Other current liabilities	2,732	2,711
	Other long-term liabilities	3,963	4,303
Total lease liabilities		$463,480	$442,646
The components of lease expense for the thirteen and twenty-six weeks ended June 29, 2022 and June 30, 2021 were as follows:

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Classification	June 29 2022	June 30 2021	June 29 2022	June 30 2021
Operating lease cost	Occupancy and related expenses Pre-opening costs General and administrative expenses	$14,329	$12,386	$28,010	$24,716
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization expense	772	675	1,525	1,288
Interest on lease liabilities	Interest expense	55	57	107	111
Variable lease cost	Occupancy and related expenses Other operating expenses Pre-opening costs General and administrative expenses	3,603	3,358	7,107	6,209
Short-term lease cost	Occupancy and related expenses	33	67	131	149
Total lease cost		$18,792	$16,543	$36,880	$32,473
Shake Shack Inc. Form 10-Q | 17

As of June 29, 2022, future minimum lease payments for operating and finance leases consisted of the following:

	Operating Leases	Finance Leases
2022(1)	$22,049	$1,551
2023	64,179	2,360
2024	67,797	1,623
2025	66,781	802
2026	63,056	446
Thereafter	286,153	314
Total minimum payments	570,015	7,096
Less: imputed interest	121,982	398
Total lease liabilities	$448,033	$6,698
(1)Operating leases are net of certain tenant allowance receivables that were reclassified to Other current assets as of June 29, 2022.
As of June 29, 2022 the Company had additional operating lease commitments of $116,633 for non-cancelable leases without a possession date, which begin to commence in 2022. These lease commitments are consistent with the leases that have been executed thus far.
A summary of lease terms and discount rates for operating and finance leases as of June 29, 2022 and December 29, 2021 were as follows:

	June 29 2022	December 29 2021
Weighted average remaining lease term (years):
Operating leases	9.1	9.5
Finance leases	5.2	5.4
Weighted average discount rate:
Operating leases	5.3%	3.9%
Finance leases	3.3%	3.1%
Supplemental cash flow information related to leases for the twenty-six weeks ended June 29, 2022 and June 30, 2021 were as follows:

	Twenty-Six Weeks Ended
	June 29 2022	June 30 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$26,975	$23,367
Operating cash flows from finance leases	107	111
Financing cash flows from finance leases	1,513	1,272
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	27,818	34,929
Finance leases	1,193	2,358
18 | Shake Shack Inc. Form 10-Q

NOTE 8: NON-CONTROLLING INTERESTS

Shake Shack is the primary beneficiary and sole managing member of SSE Holdings and, as a result, consolidates the financial results of SSE Holdings. The Company reports a non-controlling interest representing the economic interest in SSE Holdings held by the other members of SSE Holdings. The Third Amended and Restated Limited Liability Company Agreement, as further amended, (the "LLC Agreement") of SSE Holdings provides that holders of LLC Interests may, from time to time, require SSE Holdings to redeem all or a portion of their LLC Interests for newly-issued shares of Class A common stock on a one-for-one basis. In connection with any redemption or exchange, the Company will receive a corresponding number of LLC Interests, increasing the total ownership interest in SSE Holdings. Changes in the ownership interest in SSE Holdings while the Company retains its controlling interest in SSE Holdings will be accounted for as equity transactions. As such, future redemptions or direct exchanges of LLC Interests in SSE Holdings by the other members of SSE Holdings will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in capital.
The following table summarizes the ownership interest in SSE Holdings as of June 29, 2022 and December 29, 2021.

	June 29, 2022		December 29, 2021
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Shake Shack Inc.	39,266,670	93.2%	39,142,397	93.1%
Number of LLC Interests held by non-controlling interest holders	2,871,513	6.8%	2,921,587	6.9%
Total LLC Interests outstanding	42,138,183	100.0%	42,063,984	100.0%
The weighted average ownership percentages for the applicable reporting periods are used to attribute Net income (loss) and Other comprehensive income (loss) to Shake Shack Inc. and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for the thirteen and twenty-six weeks ended June 29, 2022 was 6.9%. The non-controlling interest holders' weighted average ownership percentage for the thirteen and twenty-six weeks ended June 30, 2021 was 7.0%.
Shake Shack Inc. Form 10-Q | 19

The following table summarizes the effects of changes in ownership of SSE Holdings on the Company's equity during the thirteen and twenty-six weeks ended June 29, 2022 and June 30, 2021.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29 2022	June 30 2021	June 29 2022	June 30 2021
Net income (loss) attributable to Shake Shack Inc.	$(1,188)	$1,944	$(11,350)	$3,253
Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation adjustment	(1)	—	(2)	(1)
Transfers (to) from non-controlling interests:
Increase (decrease) in additional paid-in capital as a result of the redemption of LLC Interests	257	(3)	306	33
Increase (decrease) in additional paid-in capital as a result of activity under its stock compensation plan and the related income tax effects	(332)	(788)	(2,608)	2,571
Total effect of changes in ownership interest on equity (loss) attributable to Shake Shack Inc.	$(1,264)	$1,153	$(13,654)	$5,856
The following table summarizes redemptions of LLC Interests activity during the thirteen and twenty-six weeks ended June 29, 2022 and June 30, 2021.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29 2022	June 30 2021	June 29 2022	June 30 2021
Redemption and acquisition of LLC Interests
Number of LLC Interests redeemed by non-controlling interest holders	40,074	1	50,074	29,601
Number of LLC Interests received by Shake Shack Inc.	40,074	1	50,074	29,601
Issuance of Class A common stock
Shares of Class A common stock issued in connection with redemptions of LLC Interests	40,074	1	50,074	29,601
Cancellation of Class B common stock
Shares of Class B common stock surrendered and canceled	40,074	1	50,074	29,601
During the thirteen and twenty-six weeks ended June 29, 2022, the Company received an aggregate of 8,306 and 74,199 LLC Interests, respectively, in connection with the activity under its stock compensation plan and 31,116 and 386,965 LLC Interests, respectively, during the thirteen and twenty-six weeks ended June 30, 2021.
NOTE 9: EQUITY-BASED COMPENSATION

A summary of equity-based compensation expense recognized during the thirteen and twenty-six weeks ended June 29, 2022 and June 30, 2021 was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29 2022	June 30 2021	June 29 2022	June 30 2021
Stock options	$—	$(17)	$—	$3
Performance stock units	999	783	2,423	1,197
Restricted stock units	2,453	1,192	4,217	2,439
Equity-based compensation expense	$3,452	$1,958	$6,640	$3,639

Total income tax benefit recognized related to equity-based compensation	$57	$63	$117	$130
20 | Shake Shack Inc. Form 10-Q

Equity-based compensation expense recorded during the thirteen and twenty-six weeks ended June 29, 2022 and June 30, 2021 was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29 2022	June 30 2021	June 29 2022	June 30 2021
General and administrative expenses	$3,154	$1,723	$6,145	$3,264
Labor and related expenses	298	235	495	375
Equity-based compensation expense	$3,452	$1,958	$6,640	$3,639
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
The effective income tax rates for the thirteen weeks ended June 29, 2022 and June 30, 2021 were (118.6)% and 32.4%, respectively. The decrease was primarily driven by an increase in foreign tax expense, increase in expense due to shortfalls in equity-based compensation, and an increase in pre-tax loss. Additionally, an increase in the Company's ownership interest in SSE Holdings increases its share of the taxable income (loss) of SSE Holdings. The weighted-average ownership interest in SSE Holdings was 93.1% and 93.0% for the thirteen weeks ended June 29, 2022 and June 30, 2021, respectively.
The effective income tax rates for the twenty-six weeks ended June 29, 2022 and June 30, 2021 were 22.2% and 135.4%, respectively. The decrease in rate was primarily driven by a decrease in the valuation allowance, a decrease in the benefit associated with equity-based compensation, partially offset by the increase in pre-tax loss and higher foreign tax expense. The Company's weighted-average ownership interest in SSE Holdings was 93.1% and 93.0% for the twenty-six weeks ended June 29, 2022 and June 30, 2021, respectively.
Deferred Tax Assets and Liabilities
During the twenty-six weeks ended June 29, 2022, the Company acquired an aggregate of 124,173 LLC Interests in connection with the redemption of LLC Interests, and activity relating to its stock compensation plan. The Company recognized a deferred tax asset in the amount of $292 associated with the basis difference in its investment in SSE Holdings upon acquisition of these LLC Interests. As of June 29, 2022, the total deferred tax asset related to the basis difference in the Company's investment in SSE Holdings was $108,510. However, a portion of the total basis difference will only reverse upon the eventual sale of its interest in SSE Holdings, which the Company expects would result in a capital loss. As of June 29, 2022, the total valuation allowance established against the deferred tax asset to which this portion relates was $83.
During the twenty-six weeks ended June 29, 2022, the Company also recognized $161 of deferred tax assets related to additional tax basis increases generated from expected future payments under the Tax Receivable Agreement and related deductions for imputed interest on such payments. Refer to "Tax Receivable Agreement," herein for additional information.
The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of June 29, 2022, the Company concluded, based on the weight of all available positive and negative evidence, that all of its deferred tax assets (except for those deferred tax assets described above relating to basis differences that are expected to result in a capital loss upon eventual sale of its interest in SSE Holdings, New York City UBT credits and certain foreign tax credits) are more likely than not to be realized. As such, no additional valuation allowance was recognized.
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
During the twenty-six weeks ended June 29, 2022, the Company acquired an aggregate of 50,074 LLC Interests in connection with the redemption of LLC Interests, which resulted in an increase in the tax basis of its investment in SSE Holdings subject to the provisions of the Tax Receivable Agreement. The Company recognized an additional liability in the amount of $817 for the TRA Payments due to the redeeming members, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the redemption of LLC Interests, after concluding it was probable that such TRA Payments would be paid based on estimates of future taxable income. During the twenty-six weeks ended June 29, 2022 and June 30, 2021, inclusive of interest, no payments were made to the parties to the Tax Receivable Agreement. As of June 29, 2022, the total amount of TRA Payments due under the Tax Receivable Agreement, was $234,862. Refer to Note 13, Commitments and Contingencies, for additional information relating to the liabilities under the Tax Receivable Agreement.
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
As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, we account for the ERC by analogy to International Accounting Standard ("IAS") 20, Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, management determined it has reasonable assurance for receipt of the ERC and recorded the ERC benefit of $470 within Labor and other related expenses in the Condensed Consolidated Statement of Income (Loss) for the twenty-six weeks ended June 29, 2022 as an offset to Social Security tax expense. We recorded a corresponding accrual for the benefit expected to be received within Accrued wages and related liabilities on the Condensed Consolidated Balance Sheet as of June 29, 2022.
NOTE 11: EARNINGS (LOSS) PER SHARE

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A common stock (in thousands, except per share amounts) for the thirteen and twenty-six weeks ended June 29, 2022 and June 30, 2021.
22 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29 2022	June 30 2021	June 29 2022	June 30 2021
Numerator:
Net income (loss) attributable to Shake Shack Inc.—basic	$(1,188)	$1,944	$(11,350)	$3,253
Reallocation of net income (loss) attributable to non-controlling interests from the assumed conversion of Class B shares	—	121	—	(613)
Net income (loss) attributable to Shake Shack Inc.—diluted	$(1,188)	$2,065	$(11,350)	$2,640
Denominator:
Weighted average shares of Class A common stock outstanding—basic	39,227	39,114	39,195	39,031
Effect of dilutive securities:
Stock options	—	133	—	182
Performance stock units	—	35	—	44
Restricted stock units	—	118	—	141
Convertible Notes	—	1,467	—	959
Shares of Class B common stock	—	2,922	—	2,932
Weighted average shares of Class A common stock outstanding—diluted	39,227	43,789	39,195	43,289

Earnings per share of Class A common stock—basic	$(0.03)	$0.05	$(0.29)	$0.08
Earnings per share of Class A common stock—diluted	$(0.03)	$0.05	$(0.29)	$0.06
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
The following table presents potentially dilutive securities excluded from the computations of diluted earnings (loss) per share of Class A common stock for the thirteen and twenty-six weeks ended June 29, 2022 and June 30, 2021.

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	June 29 2022		June 30 2021		June 29 2022		June 30 2021
Stock options	145,856	(1)	—		145,856	(1)	—
Performance stock units	160,427	(1)	46,768	(2)	160,427	(1)	46,768	(2)
Restricted stock units	409,698	(1)	—		409,698	(1)	—
Shares of Class B common stock	2,871,513	(1)	—		2,871,513	(1)	—
Convertible notes	1,466,975	(1)	—		1,466,975	(1)	—
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
Shake Shack Inc. Form 10-Q | 23

NOTE 12: SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information for the twenty-six weeks ended June 29, 2022 and June 30, 2021:

	Twenty-Six Weeks Ended
	June 29 2022	June 30 2021
Cash paid for:
Income taxes, net of refunds	$2,157	$1,188
Interest, net of amounts capitalized	118	143
Non-cash investing activities:
Accrued purchases of property and equipment	22,148	13,627
Capitalized equity-based compensation	55	29
Non-cash financing activities:
Revolving Credit Facility amendment-related accrual	—	81
Convertible Notes issuance-related accrual	—	388
Establishment of liabilities under tax receivable agreement	817	1,094
NOTE 13: COMMITMENTS AND CONTINGENCIES

Lease Commitments
The Company is obligated under various operating leases for Shacks and the home office space, expiring in various years through 2044. Under certain of these leases, the Company is liable for contingent rent based on a percentage of sales in excess of specified thresholds and typically responsible for its proportionate share of real estate taxes, common area maintenance costs and other occupancy costs. Refer to Note 7, Leases, for additional information.
Certain leases require the Company to obtain letters of credit. As of June 29, 2022, the Company held two letters of credit, one for $130 which expires in February 2026 and the second for $603 which expires in August 2022 and renews automatically for one-year periods through January 2034.
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
Legal Contingencies
During the twenty-six weeks ended June 29, 2022, accruals of $6,750 were recorded in connection with settling a private action and a regulatory action relating to New York City’s predictive scheduling laws.
The Company is subject to various legal proceedings, claims and liabilities, involving employees and guests alike, which arise in the ordinary course of business and are generally covered by insurance. As of June 29, 2022, the amount of the ultimate liability with respect to these matters was not material.
24 | Shake Shack Inc. Form 10-Q

Liabilities under Tax Receivable Agreement
As described in Note 10, Income Taxes, the Company is a party to the Tax Receivable Agreement under which it is contractually committed to pay certain of the members of SSE Holdings 85% of the amount of any tax benefits that are actually realized, or in some cases are deemed to realize, as a result of certain transactions. The Company is not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated with the transactions that gave rise to the payments are realized. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If the Company does not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then it would not be required to make the related TRA Payments. During the twenty-six weeks ended June 29, 2022 and June 30, 2021, the Company recognized liabilities totaling $817 and $1,094, respectively, relating to the obligations under the Tax Receivable Agreement, after concluding that it was probable that it would have sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. As of June 29, 2022 and December 29, 2021, the total obligations under the Tax Receivable Agreement were $234,862 and $234,045, respectively. There were no transactions subject to the Tax Receivable Agreement for which the Company did not recognize the related liability, as the Company concluded that it would have sufficient future taxable income to utilize all of the related tax benefits generated by all transactions that occurred during the twenty-six weeks ended June 29, 2022.
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

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Classification	June 29 2022	June 30 2021	June 29 2022	June 30 2021
Amounts received from HYC	Licensing revenue	$118	$58	$222	$58

	Classification	June 29 2022	December 29 2021
Amounts due from HYC	Accounts receivable, net	$95	$90
Madison Square Park Conservancy
The Chairman of the Board of Directors serves as a director of the Madison Square Park Conservancy ("MSP Conservancy"), with which Shake Shack has a license agreement and pays license fees to operate the Madison Square Park Shack. No amounts were due to MSP Conservancy as of both June 29, 2022 and December 29, 2021.

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Classification	June 29 2022	June 30 2021	June 29 2022	June 30 2021
Amounts paid to MSP Conservancy	Occupancy and related expenses	$256	$216	$476	$431
Shake Shack Inc. Form 10-Q | 25

Olo, Inc.
The Chairman of the Board of Directors serves as a director of Olo, Inc. (formerly known as "Mobo Systems, Inc."), a platform the Company uses in connection with its mobile ordering application.

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Classification	June 29 2022	June 30 2021	June 29 2022	June 30 2021
Amounts paid to Olo, Inc.	Other operating expenses	$72	$63	$206	$210

	Classification	June 29 2022	December 29 2021
Amounts due to Olo, Inc.	Accounts payable	$37	$33
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

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Classification	June 29 2022	June 30 2021	June 29 2022	June 30 2021
Amounts paid to Block, Inc.	Other operating expenses	$1,035	$754	$1,860	$1,216

	Classification	June 29 2022	December 29 2021
Amounts due to Block, Inc.	Accounts payable	$52	$52
USHG Acquisition Corp.
The Company's Chief Executive Officer has been appointed to the board of directors of USHG Acquisition Corp. in which the Company's Chairman of the Board of Directors serves as the chairman of the board of directors of USHG Acquisition Corp. USHG Acquisition Corp. is a newly organized blank check company incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. No amounts were paid to USHG Acquisition Corp. during the twenty-six weeks ended June 29, 2022 and June 30, 2021. No amounts were due to or due from USHG Acquisition Corp. as of both June 29, 2022 and December 29, 2021.
Tax Receivable Agreement
The Company entered into a Tax Receivable Agreement that provides for the payment by the Company of 85% of the amount of any tax benefits that are actually realized, or in some cases are deemed to realize, as a result of certain transactions. Refer to Note 10, Income Taxes, for additional information. No amounts were paid to members during the twenty-six weeks ended June 29, 2022 and June 30, 2021.

	Classification	June 29 2022	December 29 2021
Amounts due under the Tax Receivable Agreement	Other current liabilities Liabilities under Tax Receivable Agreement, net of current portion	$234,862	$234,045
26 | Shake Shack Inc. Form 10-Q

Distributions to Members of SSE Holdings
Under the terms of the SSE Holdings LLC Agreement, SSE Holdings is obligated to make tax distributions to its members. No tax distributions were payable to non-controlling interest holders as of June 29, 2022 and December 29, 2021, respectively.

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Classification	June 29 2022	June 30 2021	June 29 2022	June 30 2021
Amounts paid to non-controlling interest holders	Non-controlling interests	$22	$239	$324	$706

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
OVERVIEW

Shake Shack is a modern day "roadside" burger stand serving a classic American menu of premium burgers, chicken, hot dogs, crinkle cut fries, shakes, frozen custard, beer, wine and more. As of June 29, 2022, there were 395 Shacks in operation system-wide, of which 230 were domestic Company-operated Shacks, 27 were domestic licensed Shacks and 138 were international licensed Shacks.

Shake Shack Inc. Form 10-Q | 27

Recent Business Trends
Against a continued challenging operational backdrop, we delivered total revenue growth of 23.1% year-over-year to over $230.8 million. We also continued to build upon a strong digital business which is part of our strategy to provide a great guest experience no matter how our guests prefer to order.
Same-Shack sales for the thirteen weeks ended June 29, 2022 increased 10.1% compared to the same period last year, driven by a 7.8% increase in guest traffic and a 2.3% increase in price mix. Urban Shacks increased 19.4% compared to the same period last year, while suburban Shacks sustained growth of 2.6%. Compared to the first quarter of 2022, we saw a deceleration in traffic growth across urban and suburban Shacks, offset by price mix during the thirteen weeks ended June 29, 2022. For the purpose of calculating same-Shack sales growth for the thirteen weeks ended June 29, 2022, Shack sales for 165 Shacks were included in the comparable Shack base.
Average weekly sales were $76,000 in the second quarter of 2022 compared to $72,000 in the same period last year primarily driven by higher menu prices. Average weekly sales increased 11.8%, compared to the first quarter of 2022 driven by price increases implemented during the first quarter and improved consumer mobility. Shack system-wide sales in the second quarter of 2022 increased 24.8% to $351.7 million compared to the same period last year and increased 13.6% compared to the first quarter of 2022.
Digital sales for the thirteen weeks ended June 29, 2022 increased 0.6% to $84.0 million compared to the same period last year and decreased 0.3% compared to the first quarter of 2022. Total digital sales includes orders placed on the Shake Shack app, website and third-party delivery platforms, which represented 37.7% of Shack sales during the second quarter of 2022. Digital sales retention was approximately 73% in fiscal June 2022 when compared to fiscal January 2021 when digital sales peaked. During the second quarter of 2022 our new purchasers in Company-owned app and web channels grew 7.7% versus the first quarter of 2022, to 4.2 million total new purchasers since mid-March of 2020.
Development Highlights
During the second quarter of 2022, we opened five new domestic Company-operated Shacks and eight new international licensed Shacks. There were no permanent Shack closures in the second quarter of 2022.

Location	Type	Opening Date
Monterrey, Mexico — Galerías Monterrey	International Licensed	3/31/2022
Guangzhou, China — Parc Central	International Licensed	4/6/2022
Castle Rock, CO — Castle Rock	Domestic Company-operated	4/15/2022
Fairfax, VA — Mosaic District	Domestic Company-operated	4/18/2022
Atlanta, GA — Piedmont Park	Domestic Company-operated	4/28/2022
Hangzhou, China — Kerry Centre	International Licensed	4/28/2022
Seoul, South Korea — Gangnam Square	International Licensed	4/29/2022
Hong Kong, China — Citygate Outlets	International Licensed	5/9/2022
Seoul, South Korea — Suyu	International Licensed	5/20/2022
Torrance, CA — Del Amo Fashion Center	Domestic Company-operated	6/17/2022
Istanbul, Turkey — Bahçeşehir	International Licensed	6/17/2022
Shenzhen, China — UniWalk	International Licensed	6/18/2022
Chesterfield, MO — Chesterfield	Domestic Company-operated	6/24/2022
28 | Shake Shack Inc. Form 10-Q

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the thirteen and twenty-six weeks ended June 29, 2022 and June 30, 2021:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 29 2022		June 30 2021		June 29 2022		June 30 2021
Shack sales	$223,054	96.7%	$181,470	96.8%	$419,845	96.7%	$332,138	96.9%
Licensing revenue	7,698	3.3%	5,990	3.2%	14,298	3.3%	10,604	3.1%
TOTAL REVENUE	230,752	100.0%	187,460	100.0%	434,143	100.0%	342,742	100.0%
Shack-level operating expenses(1):
Food and paper costs	65,987	29.6%	54,917	30.3%	125,871	30.0%	99,547	30.0%
Labor and related expenses	65,851	29.5%	52,631	29.0%	126,316	30.1%	99,013	29.8%
Other operating expenses	32,563	14.6%	24,275	13.4%	62,800	15.0%	47,419	14.3%
Occupancy and related expenses	16,657	7.5%	14,876	8.2%	32,933	7.8%	28,787	8.7%
General and administrative expenses	29,075	12.6%	20,366	10.9%	60,395	13.9%	39,931	11.7%
Depreciation and amortization expense	18,087	7.8%	14,472	7.7%	34,942	8.0%	28,198	8.2%
Pre-opening costs	2,823	1.2%	2,258	1.2%	5,535	1.3%	5,834	1.7%
Impairment and loss on disposal of assets	528	0.2%	358	0.2%	1,105	0.3%	727	0.2%
TOTAL EXPENSES	231,571	100.4%	184,153	98.2%	449,897	103.6%	349,456	102.0%
INCOME (LOSS) FROM OPERATIONS	(819)	(0.4)%	3,307	1.8%	(15,754)	(3.6)%	(6,714)	(2.0)%
Other income, net	538	0.2%	108	0.1%	249	0.1%	139	—%
Interest expense	(315)	(0.1)%	(359)	(0.2)%	(670)	(0.2)%	(874)	(0.3)%
INCOME (LOSS) BEFORE INCOME TAXES	(596)	(0.3)%	3,056	1.6%	(16,175)	(3.7)%	(7,449)	(2.2)%
Income tax expense (benefit)	707	0.3%	991	0.5%	(3,590)	(0.8)%	(10,089)	(2.9)%
NET INCOME (LOSS)	(1,303)	(0.6)%	2,065	1.1%	(12,585)	(2.9)%	2,640	0.8%
Less: Net income (loss) attributable to non-controlling interests	(115)	—%	121	0.1%	(1,235)	(0.3)%	(613)	(0.2)%
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$(1,188)	(0.5)%	$1,944	1.0%	$(11,350)	(2.6)%	$3,253	0.9%
(1)As a percentage of Shack sales.
Shack Sales
Shack sales represent the aggregate sales of food, beverages and Shake Shack branded merchandise at our domestic Company-operated Shacks and gift card breakage income. Shack sales in any period are directly influenced by the number of open Shacks and the number of operating weeks in such period.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 29 2022	June 30 2021	June 29 2022	June 30 2021
Shack sales	$223,054	$181,470	$419,845	$332,138
Percentage of Total revenue	96.7%	96.8%	96.7%	96.9%
Dollar change compared to prior year	$41,584		$87,707
Percentage change compared to prior year	22.9%		26.4%
Shack sales for the thirteen weeks ended June 29, 2022 increased 22.9% to $223.1 million versus the same period last year. Shack sales for the twenty-six weeks ended June 29, 2022 increased 26.4% to $419.8 million versus the same period last year. The increases in Shack sales for the thirteen and twenty-six weeks ended June 29, 2022 were primarily due to the opening of 30
Shake Shack Inc. Form 10-Q | 29

new domestic Company-operated Shacks between June 30, 2021 and June 29, 2022, which contributed $22.6 million and $39.7 million, respectively, as well as increased menu prices.
Licensing Revenue
Licensing revenue is comprised of license fees, opening fees for certain licensed Shacks and territory fees. License fees are calculated as a percentage of sales and territory fees are payments for the exclusive right to develop Shacks in a specific geographic area.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 29 2022	June 30 2021	June 29 2022	June 30 2021
Licensing revenue	$7,698	$5,990	$14,298	$10,604
Percentage of Total revenue	3.3%	3.2%	3.3%	3.1%
Dollar change compared to prior year	$1,708		$3,694
Percentage change compared to prior year	28.5%		34.8%
Licensing revenue for the thirteen weeks ended June 29, 2022 increased 28.5% to $7.7 million versus the same period last year. Licensing revenue for the twenty-six weeks ended June 29, 2022 increased 34.8% to $14.3 million versus the same period last year. The increases in Licensing revenue during the thirteen and twenty-six weeks ended June 29, 2022 were primarily due to a net increase of 26 licensed Shacks that opened between June 30, 2021 and June 29, 2022, which contributed $1.3 million and $2.2 million, respectively. Despite the continued improvement in Licensing revenue, results have been impacted by various COVID-19 restrictions across China and a stronger US dollar.
Food and Paper Costs
Food and paper costs include the direct costs associated with food, beverage and packaging of our menu items. The components of food and paper costs are variable by nature, changing with sales volume, and are impacted by menu mix and fluctuations in commodity costs, as well as geographic scale and proximity.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 29 2022	June 30 2021	June 29 2022	June 30 2021
Food and paper costs	$65,987	$54,917	$125,871	$99,547
Percentage of Shack sales	29.6%	30.3%	30.0%	30.0%
Dollar change compared to prior year	$11,070		$26,324
Percentage change compared to prior year	20.2%		26.4%
Food and paper costs for the thirteen weeks ended June 29, 2022 increased 20.2% to $66.0 million versus the same period last year. Food and paper costs for the twenty-six weeks ended June 29, 2022 increased 26.4% to $125.9 million versus the same period last year. The increases in Food and paper costs for the thirteen and twenty-six weeks ended June 29, 2022 were primarily due to the opening of 30 net new domestic Company-operated Shacks between June 30, 2021 and June 29, 2022 as well as increased in commodity costs.
As a percentage of Shack sales, the decrease in Food and paper costs for the thirteen weeks ended June 29, 2022 was primarily driven by menu price increases partially offset by increased commodity costs. As a percentage of Shack sales, Food and paper costs was flat for the twenty-six weeks ended June 29, 2022 primarily driven by increased commodity costs offset by menu price increases and lower beverage costs.
30 | Shake Shack Inc. Form 10-Q

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 29 2022	June 30 2021	June 29 2022	June 30 2021
Labor and related expenses	$65,851	$52,631	$126,316	$99,013
Percentage of Shack sales	29.5%	29.0%	30.1%	29.8%
Dollar change compared to prior year	$13,220		$27,303
Percentage change compared to prior year	25.1%		27.6%
Labor and related expenses for the thirteen weeks ended June 29, 2022 increased 25.1% to $65.9 million versus the same period last year. Labor and related expenses for the twenty-six weeks ended June 29, 2022 increased 27.6% to $126.3 million versus the same period last year. The increases in Labor and related expenses for the thirteen and twenty-six weeks ended June 29, 2022 were primarily due to the opening of 30 net new domestic Company-operated Shacks between June 30, 2021 and June 29, 2022 as well as increased wages and salaries for our Shack teams.
As a percentage of Shack sales, the increases in Labor and related expenses for the thirteen and twenty-six weeks ended June 29, 2022 were primarily due to increased wages and salaries, partially offset by sales leverage and an increase in labor productivity.
Other Operating Expenses
Other operating expenses consist of delivery commissions, Shack-level marketing expenses, repairs and maintenance, utilities and other operating expenses incidental to operating our domestic Company-operated Shacks, such as non-perishable supplies, credit card fees and property insurance.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 29 2022	June 30 2021	June 29 2022	June 30 2021
Other operating expenses	$32,563	$24,275	$62,800	$47,419
Percentage of Shack sales	14.6%	13.4%	15.0%	14.3%
Dollar change compared to prior year	$8,288		$15,381
Percentage change compared to prior year	34.1%		32.4%
Other operating expenses for the thirteen weeks ended June 29, 2022 increased 34.1% to $32.6 million versus the same period last year. Other operating expenses for the twenty-six weeks ended June 29, 2022 increased 32.4% to $62.8 million versus the same period last year. The increases in Other operating expenses for the thirteen and twenty-six weeks ended June 29, 2022 were primarily due to the opening of 30 net new domestic Company-operated Shacks between June 30, 2021 and June 29, 2022 as well as increased facilities costs and transaction costs.
As a percentage of Shack sales, the increase in Other operating expenses for the thirteen weeks ended June 29, 2022 was primarily due to increased transaction and facilities costs as noted above, partially offset by sales leverage. As a percentage of Shack sales, the increase in Other operating expenses for the twenty-six weeks ended June 29, 2022 was primarily due to increased transaction and facilities costs as noted above, partially offset by sales leverage and delivery mix.
Occupancy and Related Expenses
Occupancy and related expenses consist of Shack-level occupancy expenses (including rent, common area expenses and certain local taxes), and exclude occupancy expenses associated with unopened Shacks, which are recorded separately in Pre-opening costs.
Shake Shack Inc. Form 10-Q | 31

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 29 2022	June 30 2021	June 29 2022	June 30 2021
Occupancy and related expenses	$16,657	$14,876	$32,933	$28,787
Percentage of Shack sales	7.5%	8.2%	7.8%	8.7%
Dollar change compared to prior year	$1,781		$4,146
Percentage change compared to prior year	12.0%		14.4%
Occupancy and related expenses for the thirteen weeks ended June 29, 2022 increased 12.0% to $16.7 million versus the same period last year. Occupancy and related expenses for the twenty-six weeks ended June 29, 2022 increased 14.4% to $32.9 million versus the same period last year. The increases in Occupancy and related expenses for the thirteen and twenty-six weeks ended June 29, 2022 were primarily due to the opening of 30 net new domestic Company-operated Shacks between June 30, 2021 and June 29, 2022.
As a percentage of Shack sales, the decreases in Occupancy and related expenses for the thirteen and twenty-six weeks ended June 29, 2022 were primarily due to sales leverage.
General and Administrative Expenses
General and administrative expenses consist of costs associated with corporate and administrative functions that support Shack development and operations, as well as equity-based compensation expense.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 29 2022	June 30 2021	June 29 2022	June 30 2021
General and administrative expenses	$29,075	$20,366	$60,395	$39,931
Percentage of Total revenue	12.6%	10.9%	13.9%	11.7%
Dollar change compared to prior year	$8,709		$20,464
Percentage change compared to prior year	42.8%		51.2%
General and administrative expenses for the thirteen weeks ended June 29, 2022 increased 42.8% to $29.1 million versus the same period last year. General and administrative expenses for the twenty-six weeks ended June 29, 2022 increased 51.2% to $60.4 million versus the same period last year.
The increase in General and administrative expenses for the thirteen weeks ended June 29, 2022 was primarily due to expenses incurred related to the Company retreat as well as investments in marketing and technology initiatives. The increase in General and administrative expenses for the twenty-six weeks ended June 29, 2022 was primarily due to an accrual of $6.8 million related to legal matters, expenses incurred related to the Company retreat as well as investments in marketing and technology initiatives.
As a percentage of Total revenue, the increases in General and administrative expenses for the thirteen weeks ended June 29, 2022 was primarily due to the aforementioned investment spend. As a percentage of Total revenue, the increase in General and administrative expenses for the twenty-six weeks ended June 29, 2022 was primarily due to the aforementioned legal accrual and investment spend.
Depreciation and Amortization Expense
Depreciation and amortization expense consists of the depreciation of fixed assets, including leasehold improvements and equipment.
32 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 29 2022	June 30 2021	June 29 2022	June 30 2021
Depreciation and amortization expense	$18,087	$14,472	$34,942	$28,198
Percentage of Total revenue	7.8%	7.7%	8.0%	8.2%
Dollar change compared to prior year	$3,615		$6,744
Percentage change compared to prior year	25.0%		23.9%
Depreciation and amortization expense for the thirteen weeks ended June 29, 2022 increased 25.0% to $18.1 million versus the same period last year. Depreciation and amortization expense for the twenty-six weeks ended June 29, 2022 increased 23.9% to $34.9 million versus the same period last year. The increases in Depreciation and amortization expense for the thirteen and twenty-six weeks ended June 29, 2022 were predominantly due to incremental depreciation of capital expenditures related to the opening of 30 net new domestic Company-operated Shacks between June 30, 2021 and June 29, 2022.
As a percentage of Total revenue, the increase in Depreciation and amortization expense for the thirteen weeks ended June 29, 2022 was primarily due to new Shack openings as well as additional technology projects placed into service between June 30, 2021 and June 29, 2022. As a percentage of Total revenue, the decrease in Depreciation and amortization expense for the twenty-six weeks ended June 29, 2022 was primarily due to sales leverage associated with increased sales volume partially offset by increased costs from new Shack openings between June 30, 2021 and June 29, 2022.
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 29 2022	June 30 2021	June 29 2022	June 30 2021
Pre-opening costs	$2,823	$2,258	$5,535	$5,834
Percentage of Total revenue	1.2%	1.2%	1.3%	1.7%
Dollar change compared to prior year	$565		$(299)
Percentage change compared to prior year	25.0%		(5.1)%
Pre-opening costs for the thirteen weeks ended June 29, 2022 increased 25.0% to $2.8 million versus the same period last year. Pre-opening costs for the twenty-six weeks ended June 29, 2022 decreased 5.1% to $5.5 million versus the same period last year. The increase in Pre-opening costs for the thirteen weeks ended June 29, 2022 was due to a higher base rent and legal costs for unopened domestic Company-operated Shacks compared to the prior-year period partially offset by lower wages and team costs. The decrease in Pre-opening costs for the twenty-six weeks ended June 29, 2022 was due to lower wages and team costs for unopened domestic Company-operated Shacks due to the timing of openings as well as the lower number of new domestic Company-operated Shacks opened compared to the prior-year period.
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
Shake Shack Inc. Form 10-Q | 33

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 29 2022	June 30 2021	June 29 2022	June 30 2021
Impairment and loss on disposal of assets	$528	$358	$1,105	$727
Percentage of Total revenue	0.2%	0.2%	0.3%	0.2%
Dollar change compared to prior year	$170		$378
Percentage change compared to prior year	47.5%		52.0%
Impairment and loss on disposal of assets for the thirteen weeks ended June 29, 2022 increased 47.5% to $0.5 million versus the same period last year. Impairment and loss on disposal of assets for the twenty-six weeks ended June 29, 2022 increased 52.0% to $1.1 million versus the same period last year. The increases in Impairment and loss on disposal of assets for the thirteen and twenty-six weeks ended June 29, 2022 were primarily due to the number of Shacks maturing in our base.
Other Income, Net
Other income, net consists of interest income, dividend income and net unrealized and realized gains and losses from marketable securities.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 29 2022	June 30 2021	June 29 2022	June 30 2021
Other income, net	$538	$108	$249	$139
Percentage of Total revenue	0.2%	0.1%	0.1%	—%
Dollar change compared to prior year	$430		$110
Percentage change compared to prior year	398.1%		79.1%
Other income, net for the thirteen weeks ended June 29, 2022 increased 398.1% to $0.5 million versus the same period last year. Other income, net for the twenty-six weeks ended June 29, 2022 increased 79.1% to $0.2 million versus the same period last year. The increases in Other income, net for the thirteen and twenty-six weeks ended June 29, 2022 were primarily due to sponsorship credits received from our partners and increases in dividend income partially offset by increases in unrealized losses related to our investments in marketable securities.
Interest Expense
Interest expense generally consists of interest on the current portion of our liabilities under the Tax Receivable Agreement, imputed interest related to our financing equipment leases, amortization of deferred financing costs, interest and fees on our Revolving Credit Facility and amortization of debt issuance costs.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 29 2022	June 30 2021	June 29 2022	June 30 2021
Interest expense	$(315)	$(359)	$(670)	$(874)
Percentage of Total revenue	(0.1)%	(0.2)%	(0.2)%	(0.3)%
Dollar change compared to prior year	$44		$204
Percentage change compared to prior year	(12.3)%		(23.3)%
Interest expense for the thirteen weeks ended June 29, 2022 decreased 12.3% to $0.3 million versus the same period last year. Interest expense for the twenty-six weeks ended June 29, 2022 decreased 23.3% to $0.7 million versus the same period last year. The decrease in Interest expense for the thirteen weeks ended June 29, 2022 was primarily due to sponsorship credits received from our banking partners.
The decrease in Interest expense for the twenty-six weeks ended June 29, 2022 was primarily due to the write-off of previously capitalized costs of $0.3 million associated with the amendment of our Revolving Credit Facility during the thirteen weeks ended March 31, 2021 as well as sponsorship credits received from our banking partners partially offset by amortization expense related to our Convertible Notes issued in March 2021.
34 | Shake Shack Inc. Form 10-Q

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 29 2022	June 30 2021	June 29 2022	June 30 2021
Income tax expense (benefit)	$707	$991	$(3,590)	$(10,089)
Percentage of Total revenue	0.3%	0.5%	(0.8)%	(2.9)%
Dollar change compared to prior year	$(284)		$6,499
Percentage change compared to prior year	(28.7)%		(64.4)%
Our effective income tax rates for the thirteen weeks ended June 29, 2022 and June 30, 2021 were (118.6)% and 32.4%, respectively. The decrease was primarily driven by an increase in foreign tax expense, increase in expense due to shortfalls in equity-based compensation, and an increase in pre-tax loss. Additionally, an increase in our ownership interest in SSE Holdings increases our share of the taxable income (loss) of SSE Holdings. Our weighted average ownership interest in SSE Holdings was 93.1% and 93.0% for the thirteen weeks ended June 29, 2022 and June 30, 2021, respectively.
Our effective income tax rates for the twenty-six weeks ended June 29, 2022 and June 30, 2021 were 22.2% and 135.4%, respectively. The decrease in rate was primarily driven by a decrease in the valuation allowance, a decrease in the benefit associated with equity-based compensation, partially offset by the increase in pre-tax loss and higher foreign tax expense. Our weighted average ownership interest in SSE Holdings was 93.1% and 93.0% for the twenty-six weeks ended June 29, 2022 and June 30, 2021, respectively.
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 29 2022	June 30 2021	June 29 2022	June 30 2021
Net income (loss) attributable to non-controlling interests	$(115)	$121	$(1,235)	$(613)
Percentage of Total revenue	—%	0.1%	(0.3)%	(0.2)%
Net income (loss) attributable to non-controlling interests for the thirteen weeks ended June 29, 2022 declined to a loss of $0.1 million from income of $0.1 million in the same period last year. The decline in Net income (loss) attributable to non-controlling interests was primarily due to a decrease in net results compared to the same period last year, partially offset by a decrease in the non-controlling interest holders' weighted average ownership, which was 6.9% and 7.0% for the thirteen weeks ended June 29, 2022 and June 30, 2021, respectively.
Net loss attributable to non-controlling interests for the twenty-six weeks ended June 29, 2022 increased to a loss of $1.2 million from a loss of $0.6 million in the same period last year. The increase in Net loss attributable to non-controlling interests was primarily due to a decrease in net results compared to the same period last year, partially offset by a decrease in the non-
Shake Shack Inc. Form 10-Q | 35

controlling interest holders' weighted average ownership, which was 6.9% and 7.0% for the twenty-six weeks ended June 29, 2022 and June 30, 2021, respectively.
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
Limitations of the Usefulness of this Measure
Shack-level operating profit and Shack-level operating profit margin may differ from similarly titled measures used by other companies due to different methods of calculation. Presentation of Shack-level operating profit and Shack-level operating profit margin is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. Shack-level operating profit excludes certain costs, such as General and administrative expenses and Pre-opening costs, which are considered normal, recurring cash operating expenses and are essential to support the operation and development of the Company's Shacks. Therefore, this measure may not provide a complete understanding of the Company's operating results as a whole and Shack-level operating profit and Shack-level operating profit margin should be reviewed in conjunction with the Company's GAAP financial results. A reconciliation of Shack-level operating profit to Income (loss) from operations, the most directly comparable GAAP financial measure, is set forth below.
36 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 29 2022	June 30 2021	June 29 2022	June 30 2021
Income (loss) from operations	$(819)	$3,307	$(15,754)	$(6,714)
Less:
Licensing revenue	7,698	5,990	14,298	10,604
Add:
General and administrative expenses	29,075	20,366	60,395	39,931
Depreciation and amortization expense	18,087	14,472	34,942	28,198
Pre-opening costs	2,823	2,258	5,535	5,834
Impairment and loss on disposal of assets	528	358	1,105	727
Shack-level operating profit	$41,996	$34,771	$71,925	$57,372

Total revenue	$230,752	$187,460	$434,143	$342,742
Less: Licensing revenue	7,698	5,990	14,298	10,604
Shack sales	$223,054	$181,470	$419,845	$332,138

Shack-level operating profit margin(1,2)	18.8%	19.2%	17.1%	17.3%
(1)As a percentage of Shack sales.
(2)For the twenty-six weeks ended June 29, 2022, Shack-level operating profit margin includes the $1,281 cumulative catch-up adjustment for gift card breakage income, recognized in Shack sales.
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
Shake Shack Inc. Form 10-Q | 37

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 29 2022	June 30 2021	June 29 2022	June 30 2021
Net income (loss)	$(1,303)	$2,065	$(12,585)	$2,640
Depreciation and amortization expense	18,087	14,472	34,942	28,198
Interest expense, net	315	359	670	874
Income tax expense (benefit)	707	991	(3,590)	(10,089)
EBITDA	17,806	17,887	19,437	21,623

Equity-based compensation	3,452	1,958	6,640	3,639
Amortization of cloud-based software implementation costs	351	314	683	627
Deferred lease costs(1)	(773)	(75)	(1,650)	129
Impairment and loss on disposal of assets	528	358	1,105	727
Legal matters	750	24	6,750	619
Gift card breakage cumulative catch-up adjustment	—	—	(1,281)	—
Debt offering related costs(2)	—	—	—	236
Executive transition costs	—	179	—	179
Adjusted EBITDA	$22,114	$20,645	$31,684	$27,779

Adjusted EBITDA margin(3)	9.6%	11.0%	7.3%	8.1%
(1)Reflects the extent to which lease expense is greater than or less than contractual fixed base rent.
(2)Costs incurred in connection with the Company’s Convertible Notes, issued in March 2021, including consulting and advisory fees.
(3)Calculated as a percentage of Total revenue, which was $230.8 million and $434.1 million for the thirteen and twenty-six weeks ended June 29, 2022, respectively, and $187.5 million and $342.7 million for the thirteen and twenty-six weeks ended June 30, 2021, respectively.

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
38 | Shake Shack Inc. Form 10-Q

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
Shake Shack Inc. Form 10-Q | 39

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands, except per share amounts)	June 29 2022	June 30 2021	June 29 2022	June 30 2021
Numerator:
Net income (loss) attributable to Shake Shack Inc.	$(1,188)	$1,944	$(11,350)	$3,253
Adjustments:
Reallocation of Net income (loss) attributable to non-controlling interests from the assumed exchange of LLC Interests(1)	(115)	121	(1,235)	(613)
Legal matters	750	24	6,750	619
Gift card breakage cumulative catch-up adjustment	—	—	(1,281)	—
Debt offering related costs(2)	—	—	—	236
Executive transition costs	—	179	—	179
Revolving Credit Facility amendments related costs(3)	—	—	—	323
Impact to income tax expense (benefit)(4)	684	112	(911)	136
Adjusted pro forma net income (loss)	$131	$2,380	$(8,027)	$4,133

Denominator:
Weighted average shares of Class A common stock outstanding—diluted	39,227	43,789	39,195	43,289
Adjustments:
Assumed exchange of LLC Interests for shares of Class A common stock(1)	2,906	—	2,913	—
Dilutive effect of stock options	104	—	—	—
Dilutive effect of convertible notes	1,467	—	—	—
Adjusted pro forma fully exchanged weighted average shares of Class A common stock outstanding—diluted	43,704	43,789	42,108	43,289

Adjusted pro forma earnings (loss) per fully exchanged share—diluted	$—	$0.05	$(0.19)	$0.10

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29 2022	June 30 2021	June 29 2022	June 30 2021
Earnings (loss) per share of Class A common stock—diluted	$(0.03)	$0.05	$(0.29)	$0.06
Assumed exchange of LLC Interests for shares of Class A common stock(1)	—	—	(0.01)	—
Non-GAAP adjustments(5)	0.03	—	0.11	0.04
Adjusted pro forma earnings (loss) per fully exchanged share—diluted	$—	$0.05	$(0.19)	$0.10
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
(4)Represents the tax effect of the aforementioned adjustments and pro forma adjustments to reflect corporate income taxes at assumed effective tax rates of 14.9% and 25.0% for the thirteen and twenty-six weeks ended June 29, 2022, respectively, and 27.0% and 167.8% for the thirteen and twenty-six weeks ended June 30, 2021, respectively. Amounts include provisions for U.S. federal income taxes, certain LLC entity-level taxes and foreign withholding taxes, assuming the highest statutory rates apportioned to each applicable state, local and foreign jurisdiction.
(5)Represents the per share impact of non-GAAP adjustments for each period. Refer to the reconciliation of Adjusted Pro Forma Net Income (Loss) above, for additional information.
40 | Shake Shack Inc. Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, short-term investments and availability under our Revolving Credit Facility. As of June 29, 2022, we maintained a Cash and cash equivalents balance of $278.3 million and a short-term investments balance of $79.6 million within Marketable securities. In March 2021, we issued 0% Convertible Senior Notes (“Convertible Notes”), and received $243.8 million of proceeds, net of discounts. Refer to Note 6, Debt, in the accompanying Condensed Consolidated Financial Statements, for additional information.
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
In addition, we are obligated to make payments to certain members of SSE Holdings under the Tax Receivable Agreement. As of June 29, 2022, such obligations totaled $234.9 million. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. Although the amount of any payments that must be made under the Tax Receivable Agreement may be significant, the timing of these payments will vary and will generally be limited to one payment per member per year. The amount of such payments are also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us or to SSE Holdings, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
We believe our existing cash and marketable securities balances will be sufficient to fund our operating and finance lease obligations, capital expenditures, Tax Receivable Agreement obligations and working capital needs for at least the next 12 months and the foreseeable future.
Summary of Cash Flows
The following table presents a summary of our cash flows from operating, investing and financing activities.

	Twenty-Six Weeks Ended
(in thousands)	June 29 2022	June 30 2021
Net cash provided by operating activities	$35,162	$37,005
Net cash used in investing activities	(55,454)	(87,969)
Net cash provided by (used in) financing activities	(3,782)	244,194
Net increase (decrease) in Cash and cash equivalents	(24,074)	193,230
Cash and cash equivalents at beginning of period	302,406	146,873
Cash and cash equivalents at end of period	$278,332	$340,103

Shake Shack Inc. Form 10-Q | 41

Operating Activities
For the twenty-six weeks ended June 29, 2022, net cash provided by operating activities was $35.2 million compared to $37.0 million for the twenty-six weeks ended June 30, 2021, a decrease of $1.8 million. The decrease was primarily driven by a $15.2 million decline in net income when compared to the same prior year period, partially offset by the impact of changes in non-cash charges of $16.0 million.
Investing Activities
For the twenty-six weeks ended June 29, 2022, net cash used in investing activities was $55.5 million compared to $88.0 million for the twenty-six weeks ended June 30, 2021, a decrease of $32.5 million. This decrease was primarily due to a decrease in purchases of marketable securities by $47.1 million partially offset by an increase of $10.6 million in capital expenditures to support our real estate development and digital initiatives .
Financing Activities
For the twenty-six weeks ended June 29, 2022, net cash used in financing activities was $3.8 million compared to net cash provided by financing activities of $244.2 million for the twenty-six weeks ended June 30, 2021, a decrease of $248.0 million. This decrease was primarily due to $243.8 million in net cash proceeds from the issuance of the Convertible Notes, net of discount during the twenty-six weeks ended June 30, 2021 as well as a decrease of $6.4 million in proceeds from the issuance of Class A common stock compared to the prior year.
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
The Revolving Credit Facility requires us to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios, as well as other customary affirmative and negative covenants. As of June 29, 2022, we were in compliance with all covenants.

42 | Shake Shack Inc. Form 10-Q

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 29, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Shake Shack Inc. Form 10-Q | 43

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
44 | Shake Shack Inc. Form 10-Q

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

Shake Shack Inc. Form 10-Q | 45

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shake Shack Inc.
(Registrant)

Date: August 5, 2022	By:	/s/ Randy Garutti
Randy Garutti
Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: August 5, 2022	By:	/s/ Katherine I. Fogertey
Katherine I. Fogertey
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

46 | Shake Shack Inc. Form 10-Q