Form 10-Q
period 2022-09-28
Shake Shack Inc.
filed 2022-11-04
CIK 1620533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of October 26, 2022, there were 39,279,939 shares of Class A common stock outstanding and 2,869,513 shares of Class B common stock outstanding.

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
Shake Shack Inc. Form 10-Q | 1

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
2 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	September 28 2022	December 29 2021
ASSETS
Current assets:
Cash and cash equivalents	$256,998	$302,406
Marketable securities	80,015	80,000
Accounts receivable, net	11,800	13,657
Inventories	3,996	3,850
Prepaid expenses and other current assets	14,246	9,763
Total current assets	367,055	409,676
Property and equipment, net of accumulated depreciation of $271,938 and $222,768, respectively	441,870	389,386
Operating lease assets	370,536	347,277
Deferred income taxes, net	306,976	298,668
Other assets	15,330	12,563
TOTAL ASSETS	$1,501,767	$1,457,570
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,210	$19,947
Accrued expenses	49,387	36,892
Accrued wages and related liabilities	17,758	14,638
Operating lease liabilities, current	40,690	35,519
Other current liabilities	19,497	14,501
Total current liabilities	144,542	121,497
Long-term debt	244,328	243,542
Long-term operating lease liabilities	429,165	400,113
Liabilities under tax receivable agreement, net of current portion	234,892	234,045
Other long-term liabilities	20,588	22,773
Total liabilities	1,073,515	1,021,970
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of September 28, 2022 and December 29, 2021.	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 39,279,699 and 39,142,397 shares issued and outstanding as of September 28, 2022 and December 29, 2021, respectively.	39	39
Class B common stock, $0.001 par value—35,000,000 shares authorized; 2,869,513 and 2,921,587 shares issued and outstanding as of September 28, 2022 and December 29, 2021, respectively.	3	3
Additional paid-in capital	413,274	405,940
Retained earnings (accumulated deficit)	(9,820)	3,554
Accumulated other comprehensive income (loss)	(1)	1
Total stockholders' equity attributable to Shake Shack Inc.	403,495	409,537
Non-controlling interests	24,757	26,063
Total equity	428,252	435,600
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,501,767	$1,457,570
See accompanying Notes to Condensed Consolidated Financial Statements.
Shake Shack Inc. Form 10-Q | 3

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(in thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28 2022	September 29 2021	September 28 2022	September 29 2021
Shack sales	$219,501	$186,972	$639,346	$519,110
Licensing revenue	8,313	6,923	22,611	17,527
TOTAL REVENUE	227,814	193,895	661,957	536,637
Shack-level operating expenses:
Food and paper costs	67,774	57,925	193,645	157,472
Labor and related expenses	64,638	58,208	190,954	157,221
Other operating expenses	33,966	26,613	96,766	74,032
Occupancy and related expenses	17,337	14,640	50,270	43,427
General and administrative expenses	26,645	20,504	87,040	60,435
Depreciation and amortization expense	18,647	15,183	53,589	43,381
Pre-opening costs	3,041	2,933	8,576	8,767
Impairment and loss on disposal of assets	592	535	1,697	1,262
TOTAL EXPENSES	232,640	196,541	682,537	545,997
LOSS FROM OPERATIONS	(4,826)	(2,646)	(20,580)	(9,360)
Other income, net	1,482	18	1,731	157
Interest expense	(475)	(350)	(1,145)	(1,224)
LOSS BEFORE INCOME TAXES	(3,819)	(2,978)	(19,994)	(10,427)
Benefit from income taxes	(1,508)	(576)	(5,098)	(10,665)
NET INCOME (LOSS)	(2,311)	(2,402)	(14,896)	238
Less: Net loss attributable to non-controlling interests	(287)	(224)	(1,522)	(837)
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$(2,024)	$(2,178)	$(13,374)	$1,075
Earnings (loss) per share of Class A common stock:
Basic	$(0.05)	$(0.06)	$(0.34)	$0.03
Diluted	$(0.05)	$(0.06)	$(0.34)	$0.01
Weighted average shares of Class A common stock outstanding:
Basic	39,274	39,137	39,221	39,066
Diluted	39,274	39,137	39,221	43,448
See accompanying Notes to Condensed Consolidated Financial Statements.

4 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28 2022	September 29 2021	September 28 2022	September 29 2021
Net income (loss)	$(2,311)	$(2,402)	$(14,896)	$238
Other comprehensive income (loss), net of tax(1):
Change in foreign currency translation adjustment	—	(1)	(2)	(2)
Net change	—	(1)	(2)	(2)
OTHER COMPREHENSIVE INCOME (LOSS)	—	(1)	(2)	(2)
COMPREHENSIVE INCOME (LOSS)	(2,311)	(2,403)	(14,898)	236
Less: Comprehensive loss attributable to non-controlling interests	(287)	(224)	(1,522)	(837)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$(2,024)	$(2,179)	$(13,376)	$1,073
(1)Net of tax expense of $0 for the thirteen and thirty-nine weeks ended September 28, 2022 and September 29, 2021.
See accompanying Notes to Condensed Consolidated Financial Statements.
Shake Shack Inc. Form 10-Q | 5

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands, except share amounts)

For the Thirteen Weeks Ended September 28, 2022 and September 29, 2021
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE, JUNE 29, 2022	39,266,670	$39	2,871,513	$3	$410,520	$(7,796)	$(1)	$24,871	$427,636
Net income (loss)						(2,024)		(287)	(2,311)
Other comprehensive income (loss):
Net change in foreign currency translation adjustment							—		—
Equity-based compensation					3,570				3,570
Activity under stock compensation plans	11,029				(182)			245	63
Redemption of LLC Interests	2,000		(2,000)		7			(7)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					(641)				(641)
Distributions paid to non-controlling interest holders								(65)	(65)
BALANCE, SEPTEMBER 28, 2022	39,279,699	$39	2,869,513	$3	$413,274	$(9,820)	$(1)	$24,757	$428,252

BALANCE, JUNE 30, 2021	39,134,356	$39	2,921,587	$3	$401,567	$15,462	$2	$26,459	$443,532
Net income (loss)						(2,178)		(224)	(2,402)
Other comprehensive income (loss):
Net change in foreign currency translation adjustment							(1)		(1)
Equity-based compensation					2,354				2,354
Activity under stock compensation plans	5,023				(386)			354	(32)
Redemption of LLC Interests	—		—		—			—	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					—			—	—
Distributions paid to non-controlling interest holders								(172)	(172)
BALANCE, SEPTEMBER 29, 2021	39,139,379	$39	2,921,587	$3	$403,535	$13,284	$1	$26,417	$443,279

6 | Shake Shack Inc. Form 10-Q

For the Thirty-Nine Weeks Ended September 28, 2022 and September 29, 2021
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 29, 2021	39,142,397	$39	2,921,587	$3	$405,940	$3,554	$1	$26,063	$435,600
Net income (loss)						(13,374)		(1,522)	(14,896)
Other comprehensive income (loss):
Net change in foreign currency translation adjustment							(2)		(2)
Equity-based compensation					10,295				10,295
Activity under stock compensation plans	85,228				(2,790)			918	(1,872)
Redemption of LLC Interests	52,074		(52,074)		313			(313)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					(484)				(484)
Distributions paid to non-controlling interest holders								(389)	(389)
BALANCE, SEPTEMBER 28, 2022	39,279,699	$39	2,869,513	$3	$413,274	$(9,820)	$(1)	$24,757	$428,252

BALANCE, DECEMBER 30, 2020	38,717,790	$39	2,951,188	$3	$395,067	$12,209	$3	$27,172	$434,493
Net income (loss)						1,075		(837)	238
Other comprehensive income (loss):
Net change in foreign currency translation adjustment							(2)		(2)
Equity-based compensation					6,037				6,037
Activity under stock compensation plans	391,988				2,185			993	3,178
Redemption of LLC Interests	29,601		(29,601)		33			(33)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					213				213
Distributions paid to non-controlling interest holders								(878)	(878)
BALANCE, SEPTEMBER 29, 2021	39,139,379	$39	2,921,587	$3	$403,535	$13,284	$1	$26,417	$443,279
See accompanying Notes to Condensed Consolidated Financial Statements.

Shake Shack Inc. Form 10-Q | 7

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Thirty-Nine Weeks Ended
	September 28 2022	September 29 2021
OPERATING ACTIVITIES
Net income (loss) (including amounts attributable to non-controlling interests)	$(14,896)	$238
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization expense	53,589	43,381
Amortization of debt issuance costs	786	605
Amortization of cloud computing asset	1,080	935
Non-cash operating lease cost	43,159	37,213
Equity-based compensation	10,155	5,963
Deferred income taxes	12,215	9,708
Loss on sale of marketable securities	—	5
Non-cash interest expense	181	348
Impairment and loss on disposal of assets	1,697	1,262
Unrealized loss on equity securities	400	117
Other non-cash income	(2)	(2)
Changes in operating assets and liabilities:
Accounts receivable	1,840	(1,847)
Inventories	(146)	(637)
Prepaid expenses and other current assets	(4,767)	4,233
Other assets	(5,966)	(767)
Accounts payable	(2,069)	(6,780)
Accrued expenses	(17,783)	(18,682)
Accrued wages and related liabilities	3,052	3,709
Other current liabilities	4,376	(2,202)
Long-term operating lease liabilities	(32,558)	(31,886)
Other long-term liabilities	(10)	(1,174)
NET CASH PROVIDED BY OPERATING ACTIVITIES	54,333	43,740
INVESTING ACTIVITIES
Purchases of property and equipment	(94,797)	(68,852)
Purchases of marketable securities	(415)	(47,321)
Sales of marketable securities	—	4,004
NET CASH USED IN INVESTING ACTIVITIES	(95,212)	(112,169)
FINANCING ACTIVITIES
Proceeds from issuance of convertible notes, net of discount	—	243,750
Deferred financing costs	—	(123)
Payments on principal of finance leases	(2,260)	(1,982)
Distributions paid to non-controlling interest holders	(389)	(878)
Debt issuance costs	—	(968)
Proceeds from stock option exercises	334	6,688
Employee withholding taxes related to net settled equity awards	(2,214)	(3,510)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(4,529)	242,977
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(45,408)	174,548
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	302,406	146,873
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$256,998	$321,421
See accompanying Notes to Condensed Consolidated Financial Statements.
8 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Shake Shack Inc. Form 10-Q | 9

NOTE 1: NATURE OF OPERATIONS

Shake Shack Inc. was formed on September 23, 2014 as a Delaware corporation for the purpose of facilitating an initial public offering and other related transactions in order to carry on the business of SSE Holdings, LLC and its subsidiaries ("SSE Holdings"). Shake Shack is the sole managing member of SSE Holdings and, as sole managing member, the Company operates and controls all of the business and affairs of SSE Holdings. As a result, the Company consolidates the financial results of SSE Holdings and reports a non-controlling interest representing the economic interest in SSE Holdings held by the other members of SSE Holdings. As of September 28, 2022 the Company owned 93.2% of SSE Holdings. Unless the context otherwise requires, "we," "us," "our," "Shake Shack," the "Company" and other similar references, refer to Shake Shack Inc. and, unless otherwise stated, all of its subsidiaries, including SSE Holdings.
The Company operates and licenses Shake Shack restaurants ("Shacks"), which serve burgers, chicken, hot dogs, crinkle cut fries, shakes, frozen custard, beer, wine and more. As of September 28, 2022, there were 402 Shacks in operation, system-wide, of which 232 were domestic Company-operated Shacks, 30 were domestic licensed Shacks and 140 were international licensed Shacks.
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
SSE Holdings is considered a variable interest entity. Shake Shack Inc. is the primary beneficiary as the Company has the majority economic interest in SSE Holdings and, as the sole managing member, has decision making authority that significantly affects the economic performance of the entity, while the limited partners have no substantive kick-out or participating rights. As a result, the Company consolidates SSE Holdings. The assets and liabilities of SSE Holdings represent substantially all of the Company's consolidated assets and liabilities with the exception of certain deferred taxes and liabilities under the Tax Receivable Agreement. As of September 28, 2022 and December 29, 2021, the net assets of SSE Holdings were $364,693 and $376,857, respectively. The assets of SSE Holdings are subject to certain restrictions in SSE Holdings' revolving credit agreement. Refer to Note 6, Debt, for additional information.
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
December 30, 2021
Recently Issued Accounting Pronouncements
The Company reviewed all recently issued accounting pronouncements and concluded that they were not applicable or not expected to have a significant impact on our Condensed Consolidated Financial Statements.
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
During fiscal 2022, the Company concluded it has accumulated a sufficient level of historical data from a large pool of homogeneous transactions to allow us to reasonably and objectively determine an estimated gift card breakage rate and the pattern of actual gift card redemptions. Accordingly, the Company recognizes breakage income and reduces the related gift card liability for unredeemed gift cards in proportion to actual redemptions of gift cards. The Company will continue to review historical gift card redemption information at each reporting period to assess the continued appropriateness of the gift card breakage rate and pattern of redemption.
In accordance with ASC 250, Accounting Changes and Error Corrections, the Company concluded that this accounting change represented a change in accounting estimate. As a result, a cumulative catch-up adjustment was recorded during the thirteen weeks ended March 30, 2022 that resulted in $1,281 of gift card breakage income. Inclusive of this cumulative catch-up, $1,415 of gift card breakage income was recognized during the thirty-nine weeks ended September 28, 2022. Gift card breakage income is included in Shack sales in the Condensed Consolidated Statements of Income (Loss).
Licensing revenue includes initial territory fees, Shack opening fees and ongoing sales-based royalty fees from licensed Shacks. Generally, the licenses granted to develop, open and operate each Shack in a specified territory are the predominant good or service transferred to the licensee and represent distinct performance obligations. Ancillary promised services, such as training and assistance during the initial opening of a Shack, are typically combined with the license and considered one performance obligation per Shack. The Company determines the transaction price for each contract, which is comprised of the initial territory fee and an estimate of the total Shack opening fees the Company expects to be entitled to. The calculation of total Shack opening fees included in the transaction price requires judgment, as it is based on an estimated number of Shacks the Company
Shake Shack Inc. Form 10-Q | 11

expects the licensee to open. The transaction price is then allocated equally to each Shack expected to open. Revenue is recognized on a straight-line basis over the license term, therefore the performance obligation is satisfied over time, starting when a Shack opens through the end of the license term for the related Shack. Generally, payment for the initial territory fee is received upon execution of the license agreement and payment for the Shack opening fees is received either in advance of or upon opening the related Shack. These payments are initially deferred and recognized in revenue as the performance obligations are satisfied, which occurs over a long-term period. Revenue from sales-based royalties is recognized as the related sales occur.
Revenue recognized during the thirteen and thirty-nine weeks ended September 28, 2022 and September 29, 2021, disaggregated by type was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28 2022	September 29 2021	September 28 2022	September 29 2021
Shack sales	$219,501	$186,972	$639,346	$519,110
Licensing revenue:
Sales-based royalties	8,050	6,711	21,936	16,961
Initial territory and opening fees	263	212	675	566
Total revenue	$227,814	$193,895	$661,957	$536,637
The aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as of September 28, 2022 was $19,808. The Company expects to recognize this amount as revenue over a long-term period, as the license term for each Shack ranges from 5 to 20 years. This amount excludes any variable consideration related to sales-based royalties.
Contract Balances
Contract liabilities and receivables from contracts with customers were as follows:

	September 28 2022	December 29 2021
Shack sales receivables	$6,607	$6,939
Licensing receivables, net of allowance for doubtful accounts	3,790	4,005
Gift card liability	1,743	3,297
Deferred revenue, current	892	763
Deferred revenue, long-term	14,358	12,669
Revenue recognized during the thirteen and thirty-nine weeks ended September 28, 2022 and September 29, 2021 that was included in the respective liability balances at the beginning of the period was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28 2022	September 29 2021	September 28 2022	September 29 2021
Gift card liability(1)	$82	$73	$1,725	$400
Deferred revenue	234	203	638	543
(1)For the thirty-nine weeks ended September 28, 2022, amount includes the cumulative catch-up adjustment that resulted in $1,281 of gift card breakage income as noted above.
12 | Shake Shack Inc. Form 10-Q

NOTE 4: FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying value of the Company's Cash and cash equivalents, Accounts receivable, net, Accounts payable and Accrued expenses approximates fair value due to the short-term nature of these financial instruments.
As of September 28, 2022 and December 29, 2021, the Company held certain assets that are required to be measured at fair value on a recurring basis including Marketable securities, which consist of investments in equity securities. The fair value of these investments is measured using Level 1 inputs. The carrying value of these investments in equity securities approximates fair value.
Assets measured at fair value on a recurring basis as of September 28, 2022 and December 29, 2021 were as follows:

	Fair Value Measurements
	September 28 2022	December 29 2021
	Level 1	Level 1
Equity securities:
Mutual funds	$80,015	$80,000
Total Marketable securities	$80,015	$80,000
Refer to Note 6, Debt, for additional information relating to the fair value of the Company's outstanding debt instruments.
A summary of other income (expense) from equity securities recognized during the thirteen and thirty-nine weeks ended September 28, 2022 and September 29, 2021 was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28 2022	September 29 2021	September 28 2022	September 29 2021
Equity securities:
Dividend income	$290	$56	$502	$223
Realized gain (loss) on sale of investments	—	—	—	(5)
Unrealized gain (loss) on equity securities	161	(80)	(400)	(117)
Total	$451	$(24)	$102	$101
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis include long-lived assets, operating lease right-of-use assets and indefinite-lived intangible assets. There were no impairment charges recognized during the thirteen and thirty-nine weeks ended September 28, 2022 and September 29, 2021.
Shake Shack Inc. Form 10-Q | 13

NOTE 5: SUPPLEMENTAL BALANCE SHEET INFORMATION

The components of Other current liabilities as of September 28, 2022 and December 29, 2021 were as follows:

	September 28 2022	December 29 2021
Sales tax payable	$4,846	$4,575
Gift card liability	1,743	3,297
Current portion of financing equipment lease liabilities	2,546	2,711
Legal reserve	7,065	533
Other	3,297	3,385
Other current liabilities	$19,497	$14,501
The components of Other long-term liabilities as of September 28, 2022 and December 29, 2021 were as follows:

	September 28 2022	December 29 2021
Deferred licensing revenue	$14,358	$12,669
Long-term portion of financing equipment lease liabilities	3,584	4,303
Other	2,646	5,801
Other long-term liabilities	$20,588	$22,773
NOTE 6: DEBT

The components of Long-term debt as of September 28, 2022 and December 29, 2021 were as follows:

	September 28 2022	December 29 2021
2021 Convertible Notes	$250,000	$250,000
Discount and debt issuance costs, net of amortization	5,672	6,458
Total Long-term debt	$244,328	$243,542
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
Total amortization expense for the thirteen and thirty-nine weeks ended September 28, 2022 was $262 and $786, respectively, and $262 and $605, respectively, for the thirteen and thirty-nine weeks ended September 29, 2021 and was included in Interest expense in the Condensed Consolidated Statements of Income (Loss). In connection with the issuance of the Convertible Notes, the Company also incurred consulting and advisory fees of $236 for the thirty-nine weeks ended September 29, 2021 and was included in General and administrative expenses in the Condensed Consolidated Statements of Income (Loss).
At September 28, 2022, the fair value of the Convertible Notes was approximately $168,250, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as a Level 2 measurement within the fair value hierarchy.
Revolving Credit Facility
The Company maintains a revolving credit facility agreement ("Revolving Credit Facility") which permits borrowings up to $50.0 million and issuance of letters of credit upon our request of up to $15.0 million. As of September 28, 2022 and December 29, 2021, no amounts were outstanding under the Revolving Credit Facility.
In August 2022, the Company entered into an irrevocable standby letter of credit to secure obligations under the workers' compensation insurance coverage in the amount of $1,260, which expires in July 2023 and renews automatically for one-year periods. As of September 28, 2022, the Company maintained $1,863 of letters of credit in connection with the Revolving Credit Facility. The Company maintained a letter of credit of $603 in connection with the Revolving Credit Facility as of December 29, 2021.
As of September 28, 2022, the Revolving Credit Facility had unamortized deferred financing costs of $67 which were included in Other assets on the Condensed Consolidated Balance Sheets. Total interest expense related to the Revolving Credit Facility for
Shake Shack Inc. Form 10-Q | 15

the thirteen and thirty-nine weeks ended September 28, 2022 was $28 and $101, respectively, and $37 and $442, respectively, for the thirteen and thirty-nine weeks ended September 29, 2021. Interest expense for the thirty-nine weeks ended September 29, 2021 primarily included the write-off of previously capitalized costs on the Revolving Credit Facility.
The Revolving Credit Facility requires the Company to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios, as well as other customary affirmative and negative covenants. As of September 28, 2022, the Company was in compliance with all covenants.
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
16 | Shake Shack Inc. Form 10-Q

A summary of operating and finance lease assets and lease liabilities as of September 28, 2022 and December 29, 2021 were as follows:

	Classification	September 28 2022	December 29 2021
Operating leases	Operating lease assets	$370,536	$347,277
Finance leases	Property and equipment, net	5,911	6,810
Total right-of-use assets		$376,447	$354,087

Operating leases:
	Operating lease liabilities, current	$40,690	$35,519
	Long-term operating lease liabilities	429,165	400,113
Finance leases:
	Other current liabilities	2,546	2,711
	Other long-term liabilities	3,584	4,303
Total lease liabilities		$475,985	$442,646
The components of lease expense for the thirteen and thirty-nine weeks ended September 28, 2022 and September 29, 2021 were as follows:

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Classification	September 28 2022	September 29 2021	September 28 2022	September 29 2021
Operating lease cost	Occupancy and related expenses Pre-opening costs General and administrative expenses	$15,178	$12,497	$43,188	$37,213
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization expense	750	715	2,275	2,003
Interest on lease liabilities	Interest expense	55	47	162	158
Variable lease cost	Occupancy and related expenses Other operating expenses Pre-opening costs General and administrative expenses	3,887	3,347	10,994	9,556
Short-term lease cost	Occupancy and related expenses	264	79	395	228
Total lease cost		$20,134	$16,685	$57,014	$49,158
Shake Shack Inc. Form 10-Q | 17

As of September 28, 2022, future minimum lease payments for operating and finance leases consisted of the following:

	Operating Leases	Finance Leases
2022(1)	$8,674	$777
2023	62,329	2,434
2024	70,816	1,686
2025	69,899	830
2026	66,196	452
Thereafter	312,088	332
Total minimum payments	590,002	6,511
Less: imputed interest	131,214	367
Total lease liabilities	$458,788	$6,144
(1)Operating leases are net of certain tenant allowance receivables that were reclassified to Other current assets as of September 28, 2022.
As of September 28, 2022 the Company had additional operating lease commitments of $130,410 for non-cancelable leases without a possession date, which begin to commence in 2022. These lease commitments are consistent with the leases that have been executed thus far.
A summary of lease terms and discount rates for operating and finance leases as of September 28, 2022 and December 29, 2021 were as follows:

	September 28 2022	December 29 2021
Weighted average remaining lease term (years):
Operating leases	9.0	9.5
Finance leases	5.3	5.4
Weighted average discount rate:
Operating leases	5.5%	3.9%
Finance leases	3.5%	3.1%
Supplemental cash flow information related to leases for the thirty-nine weeks ended September 28, 2022 and September 29, 2021 were as follows:

	Thirty-Nine Weeks Ended
	September 28 2022	September 29 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$45,398	$35,703
Operating cash flows from finance leases	162	158
Financing cash flows from finance leases	2,260	1,982
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	45,927	52,747
Finance leases	1,376	2,922
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
The following table summarizes the ownership interest in SSE Holdings as of September 28, 2022 and December 29, 2021.

	September 28, 2022		December 29, 2021
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Shake Shack Inc.	39,279,699	93.2%	39,142,397	93.1%
Number of LLC Interests held by non-controlling interest holders	2,869,513	6.8%	2,921,587	6.9%
Total LLC Interests outstanding	42,149,212	100.0%	42,063,984	100.0%
The weighted average ownership percentages for the applicable reporting periods are used to attribute Net income (loss) and Other comprehensive income (loss) to Shake Shack Inc. and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for the thirteen and thirty-nine weeks ended September 28, 2022 was 6.8% and 6.9%, respectively. The non-controlling interest holders' weighted average ownership percentage for the thirteen and thirty-nine weeks ended September 29, 2021 was 6.9% and 7.0%, respectively.
Shake Shack Inc. Form 10-Q | 19

The following table summarizes the effects of changes in ownership of SSE Holdings on the Company's equity during the thirteen and thirty-nine weeks ended September 28, 2022 and September 29, 2021.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28 2022	September 29 2021	September 28 2022	September 29 2021
Net income (loss) attributable to Shake Shack Inc.	$(2,024)	$(2,178)	$(13,374)	$1,075
Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation adjustment	—	(1)	(2)	(2)
Transfers (to) from non-controlling interests:
Increase in additional paid-in capital as a result of the redemption of LLC Interests	7	—	313	33
Increase (decrease) in additional paid-in capital as a result of activity under its stock compensation plan and the related income tax effects	(182)	(386)	(2,790)	2,185
Total effect of changes in ownership interest on equity (loss) attributable to Shake Shack Inc.	$(2,199)	$(2,565)	$(15,853)	$3,291
The following table summarizes redemptions of LLC Interests activity during the thirteen and thirty-nine weeks ended September 28, 2022 and September 29, 2021.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28 2022	September 29 2021	September 28 2022	September 29 2021
Redemption and acquisition of LLC Interests
Number of LLC Interests redeemed by non-controlling interest holders	2,000	—	52,074	29,601
Number of LLC Interests received by Shake Shack Inc.	2,000	—	52,074	29,601
Issuance of Class A common stock
Shares of Class A common stock issued in connection with redemptions of LLC Interests	2,000	—	52,074	29,601
Cancellation of Class B common stock
Shares of Class B common stock surrendered and canceled	2,000	—	52,074	29,601
During the thirteen and thirty-nine weeks ended September 28, 2022, the Company received an aggregate of 11,029 and 85,228 LLC Interests, respectively, in connection with the activity under its stock compensation plan and 5,023 and 391,988 LLC Interests, respectively, during the thirteen and thirty-nine weeks ended September 29, 2021.
NOTE 9: EQUITY-BASED COMPENSATION

A summary of equity-based compensation expense recognized during the thirteen and thirty-nine weeks ended September 28, 2022 and September 29, 2021 was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28 2022	September 29 2021	September 28 2022	September 29 2021
Stock options	$—	$—	$—	$3
Performance stock units	1,053	868	3,476	2,065
Restricted stock units	2,462	1,456	6,679	3,895
Equity-based compensation expense	$3,515	$2,324	$10,155	$5,963

Total income tax benefit recognized related to equity-based compensation	$107	$44	$224	$174
20 | Shake Shack Inc. Form 10-Q

Equity-based compensation expense recorded during the thirteen and thirty-nine weeks ended September 28, 2022 and September 29, 2021 was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28 2022	September 29 2021	September 28 2022	September 29 2021
General and administrative expenses	$3,245	$2,094	$9,390	$5,358
Labor and related expenses	270	230	765	605
Equity-based compensation expense	$3,515	$2,324	$10,155	$5,963
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
The effective income tax rates for the thirteen weeks ended September 28, 2022 and September 29, 2021 were 39.5% and 19.3%, respectively. The increase was primarily driven by an increase in tax credits and a year-to-date rate catch-up adjustment, partially offset by higher tax expense driven by an increase in nondeductible expenses, higher foreign tax expense, and lower quarter over quarter benefit from equity-based compensation. Additionally, an increase in the Company's ownership interest in SSE Holdings increases its share of the taxable income (loss) of SSE Holdings. The weighted-average ownership interest in SSE Holdings was 93.2% and 93.1% for the thirteen weeks ended September 28, 2022 and September 29, 2021, respectively.
The effective income tax rates for the thirty-nine weeks ended September 28, 2022 and September 29, 2021 were 25.5% and 102.3%, respectively. The prior year tax rate was inclusive of a significant tax benefit related to equity-based compensation, which had an increasing impact to the tax rate. The year over year decrease was primarily driven by a decrease in tax benefits related to equity-based compensation, an increase in foreign tax expense, and an increase in pre-tax loss, partially offset by an increase in tax credits. Additionally, an increase in the Company's ownership interest in SSE Holdings increases its share of the taxable income (loss) of SSE Holdings. The Company's weighted-average ownership interest in SSE Holdings was 93.1% and 93.0% for the thirty-nine weeks ended September 28, 2022 and September 29, 2021, respectively.
Deferred Tax Assets and Liabilities
During the thirty-nine weeks ended September 28, 2022, the Company acquired an aggregate of 137,302 LLC Interests in connection with the redemption of LLC Interests, and activity relating to its stock compensation plan. The Company recognized a reduction in deferred tax asset in the amount of $437 associated with the basis difference in its investment in SSE Holdings upon acquisition of these LLC Interests. As of September 28, 2022, the total deferred tax asset related to the basis difference in the Company's investment in SSE Holdings was $104,071.
During the thirty-nine weeks ended September 28, 2022, the Company also recognized $232 of deferred tax assets related to additional tax basis increases generated from expected future payments under the Tax Receivable Agreement and related deductions for imputed interest on such payments. Refer to "Tax Receivable Agreement," herein for additional information.
The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of September 28, 2022, the Company concluded, based on the weight of all available positive and negative evidence, that all of its deferred tax assets (except for those deferred tax assets relating to certain state tax credits and net operating losses and certain foreign tax credits) are more likely than not to be realized. As such, no additional valuation allowance was recognized.
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
During the thirty-nine weeks ended September 28, 2022, the Company acquired an aggregate of 52,074 LLC Interests in connection with the redemption of LLC Interests, which resulted in an increase in the tax basis of its investment in SSE Holdings subject to the provisions of the Tax Receivable Agreement. The Company recognized an additional liability in the amount of $847 for the TRA Payments due to the redeeming members, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the redemption of LLC Interests, after concluding it was probable that such TRA Payments would be paid based on estimates of future taxable income. During the thirty-nine weeks ended September 28, 2022 and September 29, 2021, inclusive of interest, no payments were made to the parties to the Tax Receivable Agreement. As of September 28, 2022, the total amount of TRA Payments due under the Tax Receivable Agreement, was $234,892. Refer to Note 13, Commitments and Contingencies, for additional information relating to the liabilities under the Tax Receivable Agreement.
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
As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company accounts for the ERC by analogy to International Accounting Standard ("IAS") 20, Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, management determined it has reasonable assurance for receipt of the ERC and recorded the ERC benefit of $470 within Labor and other related expenses in the Condensed Consolidated Statement of Income (Loss) for the thirty-nine weeks ended September 28, 2022 as an offset to Social Security tax expense. A corresponding accrual for the benefit expected to be received was recorded within Accrued wages and related liabilities on the Condensed Consolidated Balance Sheet as of September 28, 2022.
Inflation Reduction Act
On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (“IRA”) into law. The IRA, among other things, enacted a 15% corporate minimum tax effective for tax years after December 31, 2022, a 1% tax on share repurchases after December 31, 2022, and created and extended certain tax-related energy incentives. The Company currently does not expect the tax-related provisions of the IRA to have a material impact on our financial results.
22 | Shake Shack Inc. Form 10-Q

NOTE 11: EARNINGS (LOSS) PER SHARE

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A common stock (in thousands, except per share amounts) for the thirteen and thirty-nine weeks ended September 28, 2022 and September 29, 2021.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28 2022	September 29 2021	September 28 2022	September 29 2021
Numerator:
Net income (loss) attributable to Shake Shack Inc.—basic	$(2,024)	$(2,178)	$(13,374)	$1,075
Reallocation of net income (loss) attributable to non-controlling interests from the assumed conversion of Class B shares	—	—	—	(837)
Net income (loss) attributable to Shake Shack Inc.—diluted	$(2,024)	$(2,178)	$(13,374)	$238
Denominator:
Weighted average shares of Class A common stock outstanding—basic	39,274	39,137	39,221	39,066
Effect of dilutive securities:
Stock options	—	—	—	162
Performance stock units	—	—	—	39
Restricted stock units	—	—	—	124
Convertible Notes	—	—	—	1,129
Shares of Class B common stock	—	—	—	2,928
Weighted average shares of Class A common stock outstanding—diluted	39,274	39,137	39,221	43,448

Earnings (loss) per share of Class A common stock—basic	$(0.05)	$(0.06)	$(0.34)	$0.03
Earnings (loss) per share of Class A common stock—diluted	$(0.05)	$(0.06)	$(0.34)	$0.01
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
The following table presents potentially dilutive securities excluded from the computations of diluted earnings (loss) per share of Class A common stock for the thirteen and thirty-nine weeks ended September 28, 2022 and September 29, 2021.
Shake Shack Inc. Form 10-Q | 23

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	September 28 2022		September 29 2021		September 28 2022		September 29 2021
Stock options	138,306	(1)	—		138,306	(1)	—
Performance stock units	160,064	(1)	45,707	(2)	160,064	(1)	45,707	(2)
Restricted stock units	398,269	(1)	—		398,269	(1)	—
Shares of Class B common stock	2,869,513	(1)	—		2,869,513	(1)	—
Convertible notes	1,466,975	(1)	—		1,466,975	(1)	—
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
NOTE 12: SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information for the thirty-nine weeks ended September 28, 2022 and September 29, 2021:

	Thirty-Nine Weeks Ended
	September 28 2022	September 29 2021
Cash paid for:
Income taxes, net of refunds	$2,904	$1,788
Interest, net of amounts capitalized	179	198
Non-cash investing activities:
Accrued purchases of property and equipment	31,593	15,661
Capitalized equity-based compensation	93	47
Non-cash financing activities:
Revolving Credit Facility amendment-related accrual	—	46
Convertible Notes issuance-related accrual	—	107
Establishment of liabilities under tax receivable agreement	847	1,093
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
Certain leases require the Company to obtain letters of credit. As of September 28, 2022, the Company held two letters of credit, one for $130 which expires in February 2026 and the second for $603 which expires in August 2023 and renews automatically for one-year periods through January 2034.
Purchase Commitments
Purchase obligations include legally binding contracts, including commitments for the purchase, construction or remodeling of real estate and facilities, firm minimum commitments for inventory purchases, equipment purchases, marketing-related contracts,
24 | Shake Shack Inc. Form 10-Q

software acquisition/license commitments and service contracts. These obligations are generally short-term in nature and are recorded as liabilities when the related goods are received or services rendered. The Company also enters into long-term, exclusive contracts with certain vendors to supply food, beverages and paper goods, obligating the Company to purchase specified quantities.
Legal Contingencies
During the thirty-nine weeks ended September 28, 2022, accruals of $6,750 were recorded in connection with settling both a private action and a regulatory action relating to New York City’s predictive scheduling laws.
The Company is subject to various legal proceedings, claims and liabilities, involving employees and guests alike, which arise in the ordinary course of business and are generally covered by insurance. As of September 28, 2022, the amount of the ultimate liability with respect to these matters was not material.
Liabilities under Tax Receivable Agreement
As described in Note 10, Income Taxes, the Company is a party to the Tax Receivable Agreement under which it is contractually committed to pay certain of the members of SSE Holdings 85% of the amount of any tax benefits that are actually realized, or in some cases are deemed to realize, as a result of certain transactions. The Company is not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated with the transactions that gave rise to the payments are realized. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If the Company does not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then it would not be required to make the related TRA Payments. During the thirty-nine weeks ended September 28, 2022 and September 29, 2021, the Company recognized liabilities totaling $847 and $1,093, respectively, relating to the obligations under the Tax Receivable Agreement, after concluding that it was probable that it would have sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. As of September 28, 2022 and December 29, 2021, the total obligations under the Tax Receivable Agreement were $234,892 and $234,045, respectively. There were no transactions subject to the Tax Receivable Agreement for which the Company did not recognize the related liability, as the Company concluded that it would have sufficient future taxable income to utilize all of the related tax benefits generated by all transactions that occurred during the thirty-nine weeks ended September 28, 2022.
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

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Classification	September 28 2022	September 29 2021	September 28 2022	September 29 2021
Amounts received from HYC	Licensing revenue	$180	$185	$402	$243
Shake Shack Inc. Form 10-Q | 25

	Classification	September 28 2022	December 29 2021
Amounts due from HYC	Accounts receivable, net	$203	$90
Madison Square Park Conservancy
The Chairman of the Board of Directors serves as a director of the Madison Square Park Conservancy ("MSP Conservancy"), with which Shake Shack has a license agreement and pays license fees to operate the Madison Square Park Shack.

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Classification	September 28 2022	September 29 2021	September 28 2022	September 29 2021
Amounts paid to MSP Conservancy	Occupancy and related expenses	$383	$215	$859	$646

	Classification	September 28 2022	December 29 2021
Amounts due to MSP Conservancy	Accrued expenses	$144	$—
Olo, Inc.
The Chairman of the Board of Directors serves as a director of Olo, Inc. (formerly known as "Mobo Systems, Inc."), a platform the Company uses in connection with its mobile ordering application.

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Classification	September 28 2022	September 29 2021	September 28 2022	September 29 2021
Amounts paid to Olo, Inc.	Other operating expenses	$110	$130	$316	$340

	Classification	September 28 2022	December 29 2021
Amounts due to Olo, Inc.	Accounts payable	$37	$33
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

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Classification	September 28 2022	September 29 2021	September 28 2022	September 29 2021
Amounts paid to Block, Inc.	Other operating expenses	$1,092	$833	$2,952	$2,049

	Classification	September 28 2022	December 29 2021
Amounts due to Block, Inc.	Accounts payable	$47	$52
USHG Acquisition Corp.
The Company's Chief Executive Officer serves on the board of directors of USHG Acquisition Corp. in which the Company's Chairman of the Board of Directors serves as the chairman of the board of directors of USHG Acquisition Corp. USHG
26 | Shake Shack Inc. Form 10-Q

Acquisition Corp. is a newly organized blank check company incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. No amounts were paid to USHG Acquisition Corp. during the thirty-nine weeks ended September 28, 2022 and September 29, 2021. No amounts were due to or due from USHG Acquisition Corp. as of both September 28, 2022 and December 29, 2021.
Tax Receivable Agreement
The Company entered into a Tax Receivable Agreement that provides for the payment by the Company of 85% of the amount of any tax benefits that are actually realized, or in some cases are deemed to realize, as a result of certain transactions. Refer to Note 10, Income Taxes, for additional information. No amounts were paid to members during the thirty-nine weeks ended September 28, 2022 and September 29, 2021.

	Classification	September 28 2022	December 29 2021
Amounts due under the Tax Receivable Agreement	Other current liabilities Liabilities under Tax Receivable Agreement, net of current portion	$234,892	$234,045
Distributions to Members of SSE Holdings
Under the terms of the SSE Holdings LLC Agreement, SSE Holdings is obligated to make tax distributions to its members. No tax distributions were payable to non-controlling interest holders as of September 28, 2022 and December 29, 2021, respectively.

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Classification	September 28 2022	September 29 2021	September 28 2022	September 29 2021
Amounts paid to non-controlling interest holders	Non-controlling interests	$65	$172	$389	$878

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
Shake Shack Inc. Form 10-Q | 27

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
OVERVIEW

Shake Shack is a modern day "roadside" burger stand serving a classic American menu of premium burgers, chicken, hot dogs, crinkle cut fries, shakes, frozen custard, beer, wine and more. As of September 28, 2022, there were 402 Shacks in operation system-wide, of which 232 were domestic Company-operated Shacks, 30 were domestic licensed Shacks and 140 were international licensed Shacks.

Recent Business Trends
Same-Shack sales for the thirteen weeks ended September 28, 2022 increased 6.3% compared to the same period last year, driven by a 2.9% increase in guest traffic and a 3.4% increase in price mix. The traffic increase was led by in-Shack traffic rebounding. Urban Shacks increased 10.9% compared to the same period last year, while suburban Shacks sustained growth of 2.2%. Compared to the second quarter of 2022, we saw a deceleration in traffic growth across urban and suburban Shacks, offset by price mix during the thirteen weeks ended September 28, 2022. For the purpose of calculating same-Shack sales growth for the thirteen weeks ended September 28, 2022, Shack sales for 171 Shacks were included in the comparable Shack base.
Average weekly sales were $73,000 in the third quarter of 2022 compared to $72,000 in the same period last year primarily driven by higher menu prices and increased in-Shack traffic, particularly in urban Shacks. Average weekly sales decreased 3.9%, compared to the second quarter of 2022 driven by historical seasonality. Shack system-wide sales in the third quarter of 2022 increased 18.3% to $353.2 million compared to the same period last year and increased 0.4% compared to the second quarter of 2022.
Digital sales for the thirteen weeks ended September 28, 2022 increased 1.9% to $78.9 million compared to the same period last year and decreased 6.2% compared to the second quarter of 2022. Total digital sales includes orders placed on the Shake Shack app, website and third-party delivery platforms, which represented 35.9% of Shack sales during the third quarter of 2022. Digital sales retention was 73% in fiscal September 2022 when compared to fiscal January 2021 when digital sales peaked. During the third quarter of 2022 our new purchasers in Company-owned app and web channels grew 7.1% versus the second quarter of 2022, to 4.5 million total new purchasers since mid-March of 2020.
Development Highlights
During the third quarter of 2022, we opened two new domestic Company-operated Shacks, three new domestic licensed Shack and three new international licensed Shacks. There was one permanent international licensed Shack closure in the third quarter of 2022.

Location	Type	Opening Date
Chantilly, VA — Smithsonian - National Air & Space Museum	Domestic Licensed	7/3/2022
New York, NY — Meatpacking District	Domestic Company-operated	7/14/2022
Cranbury, NJ — Molly Pitcher Travel Plaza	Domestic Licensed	7/25/2022
Chengdu, China — Sino-Ocean Taikoo Li	International Licensed	7/31/2022
Atlanta, GA — Lenox Square	Domestic Company-operated	8/3/2022
Shanghai, China — Qibao Vanke	International Licensed	8/20/2022
Nashville, TN — Nashville International Airport	Domestic Licensed	8/28/2022
Seoul, South Korea — Jamsil	International Licensed	9/23/2022
28 | Shake Shack Inc. Form 10-Q

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the thirteen and thirty-nine weeks ended September 28, 2022 and September 29, 2021:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 28 2022		September 29 2021		September 28 2022		September 29 2021
Shack sales	$219,501	96.4%	$186,972	96.4%	$639,346	96.6%	$519,110	96.7%
Licensing revenue	8,313	3.6%	6,923	3.6%	22,611	3.4%	17,527	3.3%
TOTAL REVENUE	227,814	100.0%	193,895	100.0%	661,957	100.0%	536,637	100.0%
Shack-level operating expenses(1):
Food and paper costs	67,774	30.9%	57,925	31.0%	193,645	30.3%	157,472	30.3%
Labor and related expenses	64,638	29.4%	58,208	31.1%	190,954	29.9%	157,221	30.3%
Other operating expenses	33,966	15.5%	26,613	14.2%	96,766	15.1%	74,032	14.3%
Occupancy and related expenses	17,337	7.9%	14,640	7.8%	50,270	7.9%	43,427	8.4%
General and administrative expenses	26,645	11.7%	20,504	10.6%	87,040	13.1%	60,435	11.3%
Depreciation and amortization expense	18,647	8.2%	15,183	7.8%	53,589	8.1%	43,381	8.1%
Pre-opening costs	3,041	1.3%	2,933	1.5%	8,576	1.3%	8,767	1.6%
Impairment and loss on disposal of assets	592	0.3%	535	0.3%	1,697	0.3%	1,262	0.2%
TOTAL EXPENSES	232,640	102.1%	196,541	101.4%	682,537	103.1%	545,997	101.7%
LOSS FROM OPERATIONS	(4,826)	(2.1)%	(2,646)	(1.4)%	(20,580)	(3.1)%	(9,360)	(1.7)%
Other income, net	1,482	0.7%	18	—%	1,731	0.3%	157	—%
Interest expense	(475)	(0.2)%	(350)	(0.2)%	(1,145)	(0.2)%	(1,224)	(0.2)%
LOSS BEFORE INCOME TAXES	(3,819)	(1.7)%	(2,978)	(1.5)%	(19,994)	(3.0)%	(10,427)	(1.9)%
Benefit from income taxes	(1,508)	(0.7)%	(576)	(0.3)%	(5,098)	(0.8)%	(10,665)	(2.0)%
NET INCOME (LOSS)	(2,311)	(1.0)%	(2,402)	(1.2)%	(14,896)	(2.3)%	238	—%
Less: Net loss attributable to non-controlling interests	(287)	(0.1)%	(224)	(0.1)%	(1,522)	(0.2)%	(837)	(0.2)%
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$(2,024)	(0.9)%	$(2,178)	(1.1)%	$(13,374)	(2.0)%	$1,075	0.2%
(1)As a percentage of Shack sales.
Shack Sales
Shack sales represent the aggregate sales of food, beverages and Shake Shack branded merchandise at our domestic Company-operated Shacks and gift card breakage income. Shack sales in any period are directly influenced by the number of open Shacks and the number of operating weeks in such period.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 28 2022	September 29 2021	September 28 2022	September 29 2021
Shack sales	$219,501	$186,972	$639,346	$519,110
Percentage of Total revenue	96.4%	96.4%	96.6%	96.7%
Dollar change compared to prior year	$32,529		$120,236
Percentage change compared to prior year	17.4%		23.2%
Shack sales for the thirteen weeks ended September 28, 2022 increased 17.4% to $219.5 million versus the same period last year. Shack sales for the thirty-nine weeks ended September 28, 2022 increased 23.2% to $639.3 million versus the same period last year. The increases in Shack sales for the thirteen and thirty-nine weeks ended September 28, 2022 were primarily due to the opening of 27 new domestic Company-operated Shacks between September 29, 2021 and September 28, 2022,
Shake Shack Inc. Form 10-Q | 29

which contributed $20.2 million and $51.3 million, respectively, as well as increased menu prices and increased guest traffic, particularly at our urban locations.
Licensing Revenue
Licensing revenue is comprised of license fees, opening fees for certain licensed Shacks and territory fees. License fees are calculated as a percentage of sales and territory fees are payments for the exclusive right to develop Shacks in a specific geographic area.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 28 2022	September 29 2021	September 28 2022	September 29 2021
Licensing revenue	$8,313	$6,923	$22,611	$17,527
Percentage of Total revenue	3.6%	3.6%	3.4%	3.3%
Dollar change compared to prior year	$1,390		$5,084
Percentage change compared to prior year	20.1%		29.0%
Licensing revenue for the thirteen weeks ended September 28, 2022 increased 20.1% to $8.3 million versus the same period last year. The increase in Licensing revenue was primarily due to a net increase of 25 licensed Shacks that opened between September 29, 2021 and September 28, 2022, which contributed approximately $1.0 million.
Licensing revenue for the thirty-nine weeks ended September 28, 2022 increased 29.0% to $22.6 million versus the same period last year. The increase in Licensing revenue during the thirty-nine weeks ended September 28, 2022 was primarily due to increased sales at existing shacks, particularly domestic airports, and a net increase of 25 licensed Shacks that opened between September 29, 2021 and September 28, 2022, which contributed approximately $2.1 million.
Food and Paper Costs
Food and paper costs include the direct costs associated with food, beverage and packaging of our menu items. The components of food and paper costs are variable by nature, changing with sales volume, and are impacted by menu mix and fluctuations in commodity costs, as well as geographic scale and proximity.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 28 2022	September 29 2021	September 28 2022	September 29 2021
Food and paper costs	$67,774	$57,925	$193,645	$157,472
Percentage of Shack sales	30.9%	31.0%	30.3%	30.3%
Dollar change compared to prior year	$9,849		$36,173
Percentage change compared to prior year	17.0%		23.0%
Food and paper costs for the thirteen weeks ended September 28, 2022 increased 17.0% to $67.8 million versus the same period last year. Food and paper costs for the thirty-nine weeks ended September 28, 2022 increased 23.0% to $193.6 million versus the same period last year. The increases in Food and paper costs for the thirteen and thirty-nine weeks ended September 28, 2022 were primarily due to the opening of 27 net new domestic Company-operated Shacks between September 29, 2021 and September 28, 2022 as well as increased commodity costs.
As a percentage of Shack sales, the decrease in Food and paper costs for the thirteen weeks ended September 28, 2022 was primarily driven by menu price increases partially offset by increased paper and packaging costs. As a percentage of Shack sales, Food and paper costs was flat for the thirty-nine weeks ended September 28, 2022 primarily driven by increased commodity costs offset by menu price increases and increased beverage mix..
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 28 2022	September 29 2021	September 28 2022	September 29 2021
Labor and related expenses	$64,638	$58,208	$190,954	$157,221
Percentage of Shack sales	29.4%	31.1%	29.9%	30.3%
Dollar change compared to prior year	$6,430		$33,733
Percentage change compared to prior year	11.0%		21.5%
Labor and related expenses for the thirteen weeks ended September 28, 2022 increased 11.0% to $64.6 million versus the same period last year. Labor and related expenses for the thirty-nine weeks ended September 28, 2022 increased 21.5% to $191.0 million versus the same period last year. The increases in Labor and related expenses for the thirteen and thirty-nine weeks ended September 28, 2022 were primarily due to the opening of 27 net new domestic Company-operated Shacks between September 29, 2021 and September 28, 2022 as well as increased wages and salaries for our Shack teams.
As a percentage of Shack sales, the decreases in Labor and related expenses for the thirteen and thirty-nine weeks ended September 28, 2022 were primarily due to sales leverage, partially offset by increased wages and salaries.
Other Operating Expenses
Other operating expenses consist of delivery commissions, Shack-level marketing expenses, repairs and maintenance, utilities and other operating expenses incidental to operating our domestic Company-operated Shacks, such as non-perishable supplies, credit card fees and property insurance.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 28 2022	September 29 2021	September 28 2022	September 29 2021
Other operating expenses	$33,966	$26,613	$96,766	$74,032
Percentage of Shack sales	15.5%	14.2%	15.1%	14.3%
Dollar change compared to prior year	$7,353		$22,734
Percentage change compared to prior year	27.6%		30.7%
Other operating expenses for the thirteen weeks ended September 28, 2022 increased 27.6% to $34.0 million versus the same period last year. Other operating expenses for the thirty-nine weeks ended September 28, 2022 increased 30.7% to $96.8 million versus the same period last year. The increases in Other operating expenses for the thirteen and thirty-nine weeks ended September 28, 2022 were primarily due to the opening of 27 net new domestic Company-operated Shacks between September 29, 2021 and September 28, 2022 and increased facilities costs, mainly utilities, as well as increased transaction costs.
As a percentage of Shack sales, the increases in Other operating expenses for the thirteen and thirty-nine weeks ended September 28, 2022 were primarily due to increased facilities costs noted above as well as increased marketing expense, partially offset by sales leverage and delivery mix.
Occupancy and Related Expenses
Occupancy and related expenses consist of Shack-level occupancy expenses (including rent, common area expenses and certain local taxes), and exclude occupancy expenses associated with unopened Shacks, which are recorded separately in Pre-opening costs.
Shake Shack Inc. Form 10-Q | 31

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 28 2022	September 29 2021	September 28 2022	September 29 2021
Occupancy and related expenses	$17,337	$14,640	$50,270	$43,427
Percentage of Shack sales	7.9%	7.8%	7.9%	8.4%
Dollar change compared to prior year	$2,697		$6,843
Percentage change compared to prior year	18.4%		15.8%
Occupancy and related expenses for the thirteen weeks ended September 28, 2022 increased 18.4% to $17.3 million versus the same period last year. Occupancy and related expenses for the thirty-nine weeks ended September 28, 2022 increased 15.8% to $50.3 million versus the same period last year. The increases in Occupancy and related expenses for the thirteen and thirty-nine weeks ended September 28, 2022 were primarily due to the opening of 27 net new domestic Company-operated Shacks between September 29, 2021 and September 28, 2022.
As a percentage of Shack sales, the increase in Occupancy and related expenses for the thirteen weeks ended September 28, 2022 was primarily due to an increase in variable rent. As a percentage of Shack sales, the decrease in Occupancy and related expenses for the thirty-nine weeks ended September 28, 2022 was primarily due to sales leverage.
General and Administrative Expenses
General and administrative expenses consist of costs associated with corporate and administrative functions that support Shack development and operations, as well as equity-based compensation expense.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 28 2022	September 29 2021	September 28 2022	September 29 2021
General and administrative expenses	$26,645	$20,504	$87,040	$60,435
Percentage of Total revenue	11.7%	10.6%	13.1%	11.3%
Dollar change compared to prior year	$6,141		$26,605
Percentage change compared to prior year	30.0%		44.0%
General and administrative expenses for the thirteen weeks ended September 28, 2022 increased 30.0% to $26.6 million versus the same period last year. General and administrative expenses for the thirty-nine weeks ended September 28, 2022 increased 44.0% to $87.0 million versus the same period last year. The increase in General and administrative expenses for the thirteen weeks ended September 28, 2022 was primarily due to an increase in wages and other team costs as well as investments in marketing and technology initiatives. The increase in General and administrative expenses for the thirty-nine weeks ended September 28, 2022 was primarily due to an accrual of $6.8 million related to legal matters, expenses incurred related to the Company retreat as well as investments in marketing and technology initiatives.
As a percentage of Total revenue, the increase in General and administrative expenses for the thirteen weeks ended September 28, 2022 was primarily due to the aforementioned increase in team costs and investment spend. As a percentage of Total revenue, the increase in General and administrative expenses for the thirty-nine weeks ended September 28, 2022 was primarily due to the aforementioned legal accrual and investment spend.
Depreciation and Amortization Expense
Depreciation and amortization expense consists of the depreciation of fixed assets, including leasehold improvements and equipment.
32 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 28 2022	September 29 2021	September 28 2022	September 29 2021
Depreciation and amortization expense	$18,647	$15,183	$53,589	$43,381
Percentage of Total revenue	8.2%	7.8%	8.1%	8.1%
Dollar change compared to prior year	$3,464		$10,208
Percentage change compared to prior year	22.8%		23.5%
Depreciation and amortization expense for the thirteen weeks ended September 28, 2022 increased 22.8% to $18.6 million versus the same period last year. Depreciation and amortization expense for the thirty-nine weeks ended September 28, 2022 increased 23.5% to $53.6 million versus the same period last year. The increases in Depreciation and amortization expense for the thirteen and thirty-nine weeks ended September 28, 2022 were predominantly due to incremental depreciation of capital expenditures related to the opening of 27 net new domestic Company-operated Shacks between September 29, 2021 and September 28, 2022.
As a percentage of Total revenue, the increase in Depreciation and amortization expense for the thirteen weeks ended September 28, 2022 was primarily due to new Shack openings as well as additional technology projects placed into service between September 29, 2021 and September 28, 2022. As a percentage of Total revenue, Depreciation and amortization expense was flat for the thirty-nine weeks ended September 28, 2022, primarily due to sales leverage partially offset by increased costs from new Shack openings between September 29, 2021 and September 28, 2022.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 28 2022	September 29 2021	September 28 2022	September 29 2021
Pre-opening costs	$3,041	$2,933	$8,576	$8,767
Percentage of Total revenue	1.3%	1.5%	1.3%	1.6%
Dollar change compared to prior year	$108		$(191)
Percentage change compared to prior year	3.7%		(2.2)%
Pre-opening costs for the thirteen weeks ended September 28, 2022 increased 3.7% to $3.0 million versus the same period last year. Pre-opening costs for the thirty-nine weeks ended September 28, 2022 decreased 2.2% to $8.6 million versus the same period last year. The increase in Pre-opening costs for the thirteen weeks ended September 28, 2022 was due to increased occupancy expense primarily related to more Shacks under construction compared to the prior-year period, partially offset by a decrease in other operating expenses. The decrease in Pre-opening costs for the thirty-nine weeks ended September 28, 2022 was due to less wages and team costs incurred related to unopened Shacks partially offset by an increase in occupancy expense.
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
Shake Shack Inc. Form 10-Q | 33

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 28 2022	September 29 2021	September 28 2022	September 29 2021
Impairment and loss on disposal of assets	$592	$535	$1,697	$1,262
Percentage of Total revenue	0.3%	0.3%	0.3%	0.2%
Dollar change compared to prior year	$57		$435
Percentage change compared to prior year	10.7%		34.5%
Impairment and loss on disposal of assets for the thirteen weeks ended September 28, 2022 increased 10.7% to $0.6 million versus the same period last year. Impairment and loss on disposal of assets for the thirty-nine weeks ended September 28, 2022 increased 34.5% to $1.7 million versus the same period last year. The increases in Impairment and loss on disposal of assets for the thirteen and thirty-nine weeks ended September 28, 2022 were primarily due to the number of Shacks maturing in our base.
Other Income, Net
Other income, net consists of interest income, dividend income and net unrealized and realized gains and losses from marketable securities.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 28 2022	September 29 2021	September 28 2022	September 29 2021
Other income, net	$1,482	$18	$1,731	$157
Percentage of Total revenue	0.7%	—%	0.3%	—%
Dollar change compared to prior year	$1,464		$1,574
Percentage change compared to prior year	8,133.3%		1,002.5%
Other income, net for the thirteen weeks ended September 28, 2022 increased to $1.5 million. The increase was primarily due to an increase in dividend income of $1.2 million related to an increase in interest rates as well as an increase in unrealized gains related to our investments in marketable securities, compared to the same period last year. Other income, net for the thirty-nine weeks ended September 28, 2022 increased to $1.7 million. The increase was primarily due an increase in dividend income of $1.6 million related to an increase in interest rates, partially offset by an increase in unrealized losses related to our investments in marketable securities.
Interest Expense
Interest expense generally consists of interest on the current portion of our liabilities under the Tax Receivable Agreement, imputed interest related to our financing equipment leases, amortization of deferred financing costs, interest and fees on our Revolving Credit Facility and amortization of debt issuance costs.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 28 2022	September 29 2021	September 28 2022	September 29 2021
Interest expense	$(475)	$(350)	$(1,145)	$(1,224)
Percentage of Total revenue	(0.2)%	(0.2)%	(0.2)%	(0.2)%
Dollar change compared to prior year	$(125)		$79
Percentage change compared to prior year	35.7%		(6.5)%
Interest expense for the thirteen weeks ended September 28, 2022 increased 35.7% to $0.5 million versus the same period last year. Interest expense for the thirty-nine weeks ended September 28, 2022 decreased 6.5% to $1.1 million versus the same period last year. The increase in Interest expense for the thirteen weeks ended September 28, 2022 was primarily due to an increase in various assessment charges recorded to interest expense. The decrease in Interest expense for the thirty-nine weeks ended September 28, 2022 was primarily due to the write-off of previously capitalized costs of $0.3 million associated with the amendment of our Revolving Credit Facility during the thirteen weeks ended March 31, 2021 as well as sponsorship credits received from our banking partners partially offset by amortization expense related to our Convertible Notes issued in March 2021.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 28 2022	September 29 2021	September 28 2022	September 29 2021
Benefit from income taxes	$(1,508)	$(576)	$(5,098)	$(10,665)
Percentage of Total revenue	(0.7)%	(0.3)%	(0.8)%	(2.0)%
Dollar change compared to prior year	$(932)		$5,567
Percentage change compared to prior year	161.8%		(52.2)%
Our effective income tax rates for the thirteen weeks ended September 28, 2022 and September 29, 2021 were 39.5% and 19.3%, respectively. The increase was primarily driven by an increase tax credits and a year-to-date rate catch-up adjustment, partially offset by higher tax expense driven by an increase in nondeductible expenses, higher foreign tax expense, and lower quarter over quarter benefit from equity-based compensation. Additionally, an increase in our ownership interest in SSE Holdings increases our share of the taxable income (loss) of SSE Holdings. Our weighted average ownership interest in SSE Holdings was 93.2% and 93.1% for the thirteen weeks ended September 28, 2022 and September 29, 2021, respectively.
Our effective income tax rates for the thirty-nine weeks ended September 28, 2022 and September 29, 2021 were 25.5% and 102.3%, respectively. The prior year tax rate was inclusive of a significant tax benefit related to equity-based compensation, which had an increasing impact to the tax rate. The year over year decrease was primarily driven by a decrease in tax benefits related to equity-based compensation, an increase in foreign tax expense, and an increase in pre-tax loss, partially offset by an increase in tax credits. Our weighted average ownership interest in SSE Holdings was 93.1% and 93.0% for the thirty-nine weeks ended September 28, 2022 and September 29, 2021, respectively.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 28 2022	September 29 2021	September 28 2022	September 29 2021
Net loss attributable to non-controlling interests	$(287)	$(224)	$(1,522)	$(837)
Percentage of Total revenue	(0.1)%	(0.1)%	(0.2)%	(0.2)%
Net loss attributable to non-controlling interests for the thirteen weeks ended September 28, 2022 increased to a loss of $0.3 million from a loss of $0.2 million in the same period last year. Net loss attributable to non-controlling interests for the thirty-nine weeks ended September 28, 2022 increased to a loss of $1.5 million from a loss of $0.8 million in the same period last year.
The increases in Net loss attributable to non-controlling interests for the thirteen and thirty-nine weeks ended September 28, 2022 were primarily due to decreases in net results compared to the same periods last year, partially offset by a decrease in the
Shake Shack Inc. Form 10-Q | 35

non-controlling interest holders' weighted average ownership, which was 6.8% and 6.9%, respectively for the thirteen and thirty-nine weeks ended September 28, 2022 and September 29, 2021.
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
36 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 28 2022	September 29 2021	September 28 2022	September 29 2021
Loss from operations	$(4,826)	$(2,646)	$(20,580)	$(9,360)
Less:
Licensing revenue	8,313	6,923	22,611	17,527
Add:
General and administrative expenses	26,645	20,504	87,040	60,435
Depreciation and amortization expense	18,647	15,183	53,589	43,381
Pre-opening costs	3,041	2,933	8,576	8,767
Impairment and loss on disposal of assets	592	535	1,697	1,262
Shack-level operating profit	$35,786	$29,586	$107,711	$86,958

Total revenue	$227,814	$193,895	$661,957	$536,637
Less: Licensing revenue	8,313	6,923	22,611	17,527
Shack sales	$219,501	$186,972	$639,346	$519,110

Shack-level operating profit margin(1,2)	16.3%	15.8%	16.8%	16.8%
(1)As a percentage of Shack sales.
(2)For the thirty-nine weeks ended September 28, 2022, Shack-level operating profit margin includes the $1,281 cumulative catch-up adjustment for gift card breakage income, recognized in Shack sales.
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
Shake Shack Inc. Form 10-Q | 37

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 28 2022	September 29 2021	September 28 2022	September 29 2021
Net income (loss)	$(2,311)	$(2,402)	$(14,896)	$238
Depreciation and amortization expense	18,647	15,183	53,589	43,381
Interest expense, net	475	350	1,145	1,224
Benefit from income taxes	(1,508)	(576)	(5,098)	(10,665)
EBITDA	15,303	12,555	34,740	34,178

Equity-based compensation	3,515	2,324	10,155	5,963
Amortization of cloud-based software implementation costs	397	308	1,080	935
Deferred lease costs(1)	(258)	108	(1,908)	237
Impairment and loss on disposal of assets	592	535	1,697	1,262
Legal matters	—	—	6,750	619
Gift card breakage cumulative catch-up adjustment	—	—	(1,281)	—
Debt offering related costs(2)	—	—	—	236
Executive transition costs	—	—	—	179
Adjusted EBITDA	$19,549	$15,830	$51,233	$43,609

Adjusted EBITDA margin(3)	8.6%	8.2%	7.7%	8.1%
(1)Reflects the extent to which lease expense is greater than or less than contractual fixed base rent.
(2)Costs incurred in connection with the Company’s Convertible Notes, issued in March 2021, including consulting and advisory fees.
(3)Calculated as a percentage of Total revenue, which was $227.8 million and $662.0 million for the thirteen and thirty-nine weeks ended September 28, 2022, respectively, and $193.9 million and $536.6 million for the thirteen and thirty-nine weeks ended September 29, 2021, respectively.
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
38 | Shake Shack Inc. Form 10-Q

with our GAAP financial results. A reconciliation of adjusted pro forma net income (loss) to Net income (loss) attributable to Shake Shack Inc., the most directly comparable GAAP measure, and the computation of adjusted pro forma earnings (loss) per fully exchanged and diluted share are set forth below.
Shake Shack Inc. Form 10-Q | 39

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands, except per share amounts)	September 28 2022	September 29 2021	September 28 2022	September 29 2021
Numerator:
Net income (loss) attributable to Shake Shack Inc.	$(2,024)	$(2,178)	$(13,374)	$1,075
Adjustments:
Reallocation of Net loss attributable to non-controlling interests from the assumed exchange of LLC Interests(1)	(287)	(224)	(1,522)	(837)
Legal matters	—	—	6,750	619
Gift card breakage cumulative catch-up adjustment	—	—	(1,281)	—
Debt offering related costs(2)	—	—	—	236
Executive transition costs	—	—	—	179
Revolving Credit Facility amendments related costs(3)	—	—	—	323
Impact to income tax expense (benefit)(4)	(11)	392	(922)	528
Adjusted pro forma net income (loss)	$(2,322)	$(2,010)	$(10,349)	$2,123

Denominator:
Weighted average shares of Class A common stock outstanding—diluted	39,274	39,137	39,221	43,448
Adjustments:
Assumed exchange of LLC Interests for shares of Class A common stock(1)	2,871	2,922	2,899	—
Dilutive effect of stock options	—	—	—	—
Dilutive effect of convertible notes	—	—	—	—
Adjusted pro forma fully exchanged weighted average shares of Class A common stock outstanding—diluted	42,145	42,059	42,120	43,448

Adjusted pro forma earnings (loss) per fully exchanged share—diluted	$(0.06)	$(0.05)	$(0.25)	$0.05

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28 2022	September 29 2021	September 28 2022	September 29 2021
Earnings (loss) per share of Class A common stock—diluted	$(0.05)	$(0.06)	$(0.34)	$0.01
Assumed exchange of LLC Interests for shares of Class A common stock(1)	—	—	(0.01)	—
Non-GAAP adjustments(5)	(0.01)	0.01	0.10	0.04
Adjusted pro forma earnings (loss) per fully exchanged share—diluted	$(0.06)	$(0.05)	$(0.25)	$0.05
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
(4)Represents the tax effect of the aforementioned adjustments and pro forma adjustments to reflect corporate income taxes at assumed effective tax rates of 39.2% and 28.8% for the thirteen and thirty-nine weeks ended September 28, 2022, respectively, and 32.5% and 123.4% for the thirteen and thirty-nine weeks ended September 29, 2021, respectively. Amounts include provisions for U.S. federal income taxes, certain LLC entity-level taxes and foreign withholding taxes, assuming the highest statutory rates apportioned to each applicable state, local and foreign jurisdiction.
(5)Represents the per share impact of non-GAAP adjustments for each period. Refer to the reconciliation of Adjusted Pro Forma Net Income (Loss) above, for additional information.
40 | Shake Shack Inc. Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, short-term investments and availability under our Revolving Credit Facility. As of September 28, 2022, we maintained a Cash and cash equivalents balance of $257.0 million and a short-term investments balance of $80.0 million within Marketable securities. In March 2021, we issued 0% Convertible Senior Notes (“Convertible Notes”), and received $243.8 million of proceeds, net of discounts. Refer to Note 6, Debt, in the accompanying Condensed Consolidated Financial Statements, for additional information.
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
In addition, we are obligated to make payments to certain members of SSE Holdings under the Tax Receivable Agreement. As of September 28, 2022, such obligations totaled $234.9 million. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. Although the amount of any payments that must be made under the Tax Receivable Agreement may be significant, the timing of these payments will vary and will generally be limited to one payment per member per year. The amount of such payments are also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us or to SSE Holdings, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
We believe our existing cash and marketable securities balances will be sufficient to fund our operating and finance lease obligations, capital expenditures, Tax Receivable Agreement obligations and working capital needs for at least the next 12 months and the foreseeable future.
Summary of Cash Flows
The following table presents a summary of our cash flows from operating, investing and financing activities.

	Thirty-Nine Weeks Ended
(in thousands)	September 28 2022	September 29 2021
Net cash provided by operating activities	$54,333	$43,740
Net cash used in investing activities	(95,212)	(112,169)
Net cash provided by (used in) financing activities	(4,529)	242,977
Net increase (decrease) in Cash and cash equivalents	(45,408)	174,548
Cash and cash equivalents at beginning of period	302,406	146,873
Cash and cash equivalents at end of period	$256,998	$321,421

Shake Shack Inc. Form 10-Q | 41

Operating Activities
For the thirty-nine weeks ended September 28, 2022, net cash provided by operating activities was $54.3 million compared to $43.7 million for the thirty-nine weeks ended September 29, 2021, an increase of $10.6 million. The increase was primarily driven by the impact of changes in non-cash charges of $23.7 million, partially offset by a $15.1 million decline in net income when compared to the same prior year period.
Investing Activities
For the thirty-nine weeks ended September 28, 2022, net cash used in investing activities was $95.2 million compared to $112.2 million for the thirty-nine weeks ended September 29, 2021, a decrease of $17.0 million. This decrease was primarily due to a decrease in purchases of marketable securities of $46.9 million partially offset by an increase of $25.9 million in capital expenditures to support our real estate development, which includes 37 Shacks under construction as of September 28, 2022 compared to 21 under construction as of September 29, 2021, as well as to support our digital initiatives.
Financing Activities
For the thirty-nine weeks ended September 28, 2022, net cash used in financing activities was $4.5 million compared to net cash provided by financing activities of $243.0 million for the thirty-nine weeks ended September 29, 2021, a decrease of $247.5 million. This decrease was primarily due to $243.8 million in net cash proceeds from the issuance of the Convertible Notes, net of discount during the thirty-nine weeks ended September 29, 2021 as well as a decrease of $6.4 million in proceeds from the issuance of Class A common stock compared to the prior year.
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
The Revolving Credit Facility requires us to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios, as well as other customary affirmative and negative covenants. As of September 28, 2022, we were in compliance with all covenants.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 28, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
44 | Shake Shack Inc. Form 10-Q

Item 6. Exhibits.

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Shake Shack Inc., effective February 4, 2015	8-K	3.1	2/10/2015
3.2	Second Amended and Restated Bylaws of Shack Shake Inc., dated October 1, 2019	8-K	3.1	10/4/2019
4.1	Form of Class A Common Stock Certificate	S-1/A	4.1	1/28/2015
10.1	Letter Agreement dated October 17, 2022, between Lori George Billingsley and Shake Shack Inc.	8-K	10.1	10/19/2022
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				#
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				*
#    Furnished herewith.

Shake Shack Inc. Form 10-Q | 45

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shake Shack Inc.
(Registrant)

Date: November 4, 2022	By:	/s/ Randy Garutti
Randy Garutti
Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: November 4, 2022	By:	/s/ Katherine I. Fogertey
Katherine I. Fogertey
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

46 | Shake Shack Inc. Form 10-Q