Form 10-K
period 2022-12-28
Shake Shack Inc.
filed 2023-02-23
CIK 1620533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ______

Commission file number: 001-36823
_______________________
SHAKE SHACK INC.
(Exact name of registrant as specified in its charter)
____________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of June 29, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1,495,217,173, computed using the closing price on that day of $40.21. Solely for purposes of this disclosure, shares of common stock held by members part of the Voting Group pursuant to the Stockholders Agreement, as amended, of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of affiliates is not necessarily a conclusive determination for any other purposes.
As of February 15, 2023, there were 39,316,302 shares of Class A common stock outstanding and 2,844,513 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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
All forward-looking statements are expressly qualified in their entirety by these cautionary statements. Some of the factors which could cause results to differ materially from the Company's expectations include the continuing impact of the COVID-19 pandemic, including the potential impact of any COVID-19 variants, the Company's ability to develop and open new Shacks on a timely basis, increased costs or shortages or interruptions in the supply and delivery of our products, increased labor costs or shortages, the Company's management of its digital capabilities and expansion into delivery, as well as its kiosk, drive-thru and multiple format investments, the Company's ability to maintain and grow sales at our existing Shacks, and risks relating to the restaurant industry generally. You should evaluate all forward-looking statements made in this Form 10-K in the context of the risks and uncertainties disclosed in Part I, Item 1A of this Form 10-K under the heading "Risk Factors" and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".
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

Shake Shack Inc. Form 10-K | 1

Part I
Item 1. Business.
Shake Shack Inc. was formed on September 23, 2014 as a Delaware corporation for the purpose of facilitating an initial public offering and other related transactions in order to carry on the business of SSE Holdings, LLC and its subsidiaries ("SSE Holdings"). Shake Shack Inc. is the sole managing member of SSE Holdings and, as sole managing member, it operates and controls all of the business and affairs of SSE Holdings. As a result, Shake Shack Inc. consolidates the financial results of SSE Holdings and reports a non-controlling interest representing the economic interest in SSE Holdings held by the other members of SSE Holdings. Shake Shack Inc. Class A common stock trades on the New York Stock Exchange under the symbol "SHAK." Unless the context otherwise requires, "we," "us," "our," "Shake Shack," the "Company" and other similar references refer to Shake Shack Inc. and, unless otherwise stated, all of its subsidiaries, including SSE Holdings.
OVERVIEW

Shake Shack serves modern, fun and elevated versions of American classics using only the best ingredients. We are known for our made-to-order Angus beef burgers, crispy chicken, hand-spun milkshakes, house-made lemonades, beer, wine, and more. With our fine dining roots and a commitment to crafting uplifting experiences, Shake Shack has become a cult-brand and created a new category, fine-casual. Our purpose is to Stand For Something Good®, from thoughtful ingredient sourcing and employee development to inspiring designs and deep community investment.
Originally founded in 2001 by Danny Meyer's Union Square Hospitality Group ("USHG"), which owns and operates some of New York City's most acclaimed and popular restaurants — such as Union Square Cafe and Gramercy Tavern, to name a few — Shake Shack began as a hot dog cart to support the rejuvenation of New York City's Madison Square Park through its Conservancy's first art installation, "I Y Taxi." The cart was an instant success, with lines forming daily throughout the summer months over the next three years. In response, the city's Department of Parks and Recreation awarded Shake Shack a contract to create a kiosk to help fund the park's future. In 2004, Shake Shack officially opened. It soon became a gathering place for locals and visitors alike, and a beloved New York City institution, garnering significant media attention, critical acclaim and a passionately devoted following. Since the original Shack opened in 2004 in NYC’s Madison Square Park, the Company has expanded to over 400 locations system-wide, including over 260 in 32 U.S. States and the District of Columbia, and over 140 international locations across London, Hong Kong, Shanghai, Singapore, Mexico City, Istanbul, Dubai, Tokyo, Seoul and more.
WE STAND FOR SOMETHING GOOD
At Shake Shack, we Stand For Something Good® in everything we do. We are on an endless pursuit to create uplifting experiences through elevated, modern and fun versions of classic food and we are committed to seeing this vision executed across all aspects of the business, through the following actions:
▪We elevate everything we do — Shake Shack is about creating uplifting experiences and moments of pure satisfaction. We aim to be thoughtful in every ingredient we buy, recipe we develop, Shack we design, team we build and community we support.
▪We deliver Enlightened Hospitality™ at every touchpoint — Shake Shack was founded on the idea of Enlightened Hospitality. Today, we deliver on that vision by building hospitality through all our guest touchpoints. To us, hospitality is all about taking care of our team, our guests, our communities — and bringing those groups together.
▪We gather communities and enrich our neighborhoods — Across the globe, Shacks have been an integral part of their communities, and, we believe we have a role to play in supporting and revitalizing the neighborhoods where we work and serve.

Shake Shack Inc. Form 10-K | 2

▪We do the right thing and hold ourselves accountable — At Shake Shack, we've always believed in leading by example and making better possibilities come to life with our teams and community, beyond just making great food. Our commitment to doing things differently includes a focus on exceptional career support for our teams, while creating meaningful impact in both our neighborhoods and the global industry.
▪We are committed to environmental responsibility — We source our world-class ingredients from suppliers who share our values, including 100% antibiotic- and hormone-free proteins from ethically raised animals and non-GMO buns, and are committed to sustainable packaging, a focus on renewable energy, and assessing and managing our greenhouse gas emissions.
▪We empower our teams to act like entrepreneurs — At the heart of a Shake Shack experience is our teams’ personal commitment to craft and hospitality. As we grow, we are developing our leaders and building tools that empower our Shacks to better promote uplifting experiences.
HUMAN CAPITAL MANAGEMENT

Our most important asset is our people and as a result, we have remained committed to investing in our people so we can recruit, reward and retain a winning team. Our strategy continues to be to recruit talented people who have integrity, who are warm, motivated, self-aware, and intellectually curious alongside having the competencies and skills that continue to foster our growth. We train our team to understand and practice the values of Enlightened Hospitality: caring for each other, caring for our guests, caring for our communities, caring for our suppliers and caring for our investors. We believe this culture is fundamental to the way we operate our business, and a key driver of our ability to deliver great guest experiences, and therefore, successfully grow our footprint.
Due to the challenging macro labor environment, which is present in both our field operations and home office, we are focused on attracting and recruiting talent as much as retaining our team members to grow and move the business forward. We are doing this in the following ways:
▪Building a diverse winning team, staffed for success.
▪Creating a positive, uplifting team member experience through incentivizing total rewards and cultural programs.
▪Providing leadership opportunities through multi-faceted development programs.
▪Prioritizing compliance for scalable growth via technology and procedural initiatives while providing operational efficiency.
▪Creating an environment that supports cultural alignment, process improvement, and enhanced communication.
Working at Shake Shack is about more than making a great burger, it's about creating elevated and uplifting experiences for our team members and guests and getting opportunities to build a rewarding career. We strive to make every team member at Shake Shack feel empowered to impact our Shacks and the communities around them. We promote a family of passionate, fun-loving, and hardworking people who encourage and uplift each other. We are committed to doing the right thing for our teams, guests and communities. We challenge ourselves, hold each other accountable, and take care of one another. In short: We Stand For Something Good. We have expanded our People Resources team to enable us to better navigate complex team member relations issues to prevent risk and litigation. We've layered in predictive scheduling support to maximize Fair Workweek compliance across respective jurisdictions. Additionally, we have aligned our safety and OSHA practices under one resource for the organization.

Shake Shack Inc. Form 10-K | 3

We are enabling our managers to build, coach, and lead strong teams by giving them the knowledge, tools, and resources to drive strong people practices in their Shacks. Key accomplishments include:
▪Market Leader Training — Robust, in-person curriculum for exempt managers focused on driving compliance throughout the team member lifecycle.
▪Predictive Scheduling Team and Tools — Built a team to cover predictive scheduling locations, multi-level audit procedures, and implemented a predictive scheduling tool.
▪Shack Safe — Hired a dedicated OSHA and safety resource to establish a Safety Committee and programming to keep our teams safe, identify gaps, and meet statutory requirements.
With a focus on technology and automation we are working to streamline and eliminate manual work for our teams while driving compliance and minimizing human error. We are dedicated to the continuous improvement of technology, processes, and experiences within the Shake Shack team member journey. In fiscal year 2022, we enabled a new recruiting platform and reporting technology that will help us continue to scale and grow. The key accomplishments include:
▪Building the People Resources Technology Team — Dedicated team to support growing administration needs, on-going level one people resources tech support, and more robust reporting and insights.
▪Recruiting Platform — Implemented a new Applicant Tracking System (ATS), leveraging the strategic advantages of a fully integrated ERP. Simplified high volume recruiting & hiring, enhanced candidate communication and experience. Increased WOTC tax assessment rate.
▪Messaging Capabilities — Enables Shake Shack to communicate with team members and candidates via modern communication channels.
As of December 28, 2022, we had 11,704 team members, of whom 11,316 were hourly team members and Shack-level managers and 388 were home office personnel.
Recruit A Winning Team
Our largest opportunity in the performance of our current Shacks and new openings lies in fully staffing and retaining our Team Members. Within the Talent Acquisition function, fiscal year 2022 has been a year of building a foundation to support the staffing needs of the business as well as new Shack growth. By focusing on a framework that supports integration and automation, we are set up to tackle the competitive landscape of attracting and hiring top talent today and into 2023 with more data than ever before. We are committed to better leveraging our external partnerships, working cross-functionally with Marketing, and utilizing analytics to deliver a strong talent acquisition strategy and employer branding presence.
With a robust candidate focused framework enabled for talent acquisition alongside an elevated employment branding effort, we look to execute a strategic vision to recruit the best and the brightest talent to our Shacks. Taking into consideration the work we've done to stabilize our foundation, our current resources, labor environment and other competitive factors, we are focused on diversifying our talent acquisition strategy. We will do this through a variety of recruitment media channels.
We have a full Team of Regional Talent Acquisition Partners and Coordinators supporting Operations. We are also partnering with a new marketing media firm to leverage data and metrics to launch programmatic job advertising. The firm will work to diversify our media and increase our network reach to include partnering on our diversity, equity and inclusion initiatives.
Reward A Winning Team
Our goal is to focus on providing highly competitive compensation and benefits to our Teams for their hard work and service. With that we have grown our Benefits staff to enable us to have the dedicated Team to audit and improve our support processes as well as provide the care and communication to get our Teams what they need, when they need it most.

Shake Shack Inc. Form 10-K | 4

Technology and education enable our Teams and management to have the best experiences for their health and welfare, and we will continue to develop our design and pay practices to reward a winning Team.
By unlocking opportunities in our design and processes, we provide new ways to more effectively and efficiently engage our Teams. Key accomplishments include:
▪Wellness — We initiated the first phase of a Wellness campaign through home grown communication, material curation, and partnerships to promote awareness and participation in events across a series of health and wellness topics.
▪Shift Manager Bonus Eligibility — Beginning in fiscal 2022, Shift Managers are eligible to participate in the Shack Management Bonus Plan. This group represents our largest Team providing supervisory support in our Shacks to both our Teams and Guests.
▪Tipping — In 2022, we rolled out tipping at most of our Shacks across POS, App, Web, and Kiosk. With our new tipping availability, Team Members have the opportunity to increase their hourly pay.
We want to incentivize our Shack leaders, give them the opportunity to feel like owners and reward them for their performance. One way we try to achieve this is by extending our equity-based compensation program to all General Managers. As an incentive for General Manager hires, we added General Manager sign-on equity grants and created additional compensation opportunities for our General Managers. We are not immune to the staffing challenges presented across our industry, but we are committed to building Teams that drive growth for the long term.
Retain A Winning Team
We are committed to delivering a strong pipeline of talent for our Teams while retaining our solid performers. Our Shacks must be fully staffed, operating at full capacity with optimized throughput to capture maximum sales potential.
We help foster an environment that attracts and welcomes diverse talent; enables a culture of belonging, inclusion, and equity; and supports an engaging, and overall positive Team Member experience. To solidify our culture, in 2022 we created meaningful opportunities for connection and engagement at our weeklong leadership retreat and evolved the Shack Pact core values that support our mission and brand commitments to help Team Members understand the behaviors needed to live our purpose.
We Are All-In
To make sure every Shake Shack Team Member at every level has a positive experience, we strive to build an inclusive workplace, made up of diverse talent throughout the Company. Our Diversity Equity and Inclusion (DEI) program, All-In, is part of that mission. With the support of executive leaders, All-In works to ensure Shake Shack provides equal opportunities for all, and removes obstacles or barriers to success, while also fostering a culture of inclusion and belonging. Our All-In program's initiatives include:
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
▪Employee Resource Groups (ERG) — We strive to foster a strong internal community and awareness for diverse groups and cultures through our ERGs. Our current ERGs focus on women, Black, Hispanic, Asian and LGBTQ+ identifying Team Members. These are voluntary, Team Member led groups of people who gather based on common interests, backgrounds or demographics such as gender, race or ethnicity. These groups support both personal and professional development while helping to foster an inclusive workplace.

Shake Shack Inc. Form 10-K | 5

▪Diversity, Equity & Inclusion (DEI) Curriculum — We are building a DEI curriculum to raise awareness and educate our Team Members on how to foster a strong work environment. The curriculum is aligned to our leadership and talent development framework, and provides a common framework for what DEI means and why it matters at Shake Shack. All home office and operations Team Members participate in the course, including all new hires. The curriculum plan also provides for unconscious bias and courageous leadership teachings.
▪Stand Together Series — We host a Stand Together Series forum to discuss on-going social issues. The Company-wide sessions served as an open forum and safe space for sharing personal stories to help deepen the collective understanding of diversity issues in the U.S. while strengthening our community and Team. In 2022, we hosted live sessions on topics such as women in leadership, Black-owned businesses, Asian and Pacific Islander heritage, LGBTQ inclusion, and more.
▪External Recognition — We were proud to be named one of the "Best places to work for LGBTQ+ Equality" for the fourth year in a row earning a 100% score on the Human Rights Campaign's Corporate Equality Index for our support of the LGBTQ+ community in the workplace. This designation highlights the core of our Enlightened Hospitality ethos and our commitment to a great workplace for all.
The HUG Fund
One of the ways we embrace Enlightened Hospitality internally is through the administration of our own HUG (Help Us Give) Fund, a 501(c)(3) organization available for all our Team Members. The HUG Fund provides an opportunity for all Shake Shack Team Members to take care of each other through tax-deductible payroll and other one-time contributions. The HUG Fund provides timely financial assistance to Team Members impacted by financially devastating circumstances far beyond their control and their means. During fiscal 2022, we provided 41 Team Members with financial grants to help alleviate financial burdens caused by catastrophic events.
Leadership & Talent Development
We are dedicated to producing the human capabilities the Company needs to accomplish its business objectives, and to provide modern content and experiences that develop and retain Team Members. As our learning culture continues to evolve, we have made consistent strides in creating a foundational footprint in various learning opportunities throughout the year. We are focused on understanding who our leaders are, what their personal and professional developmental needs may be, and how to meet them where they are with scalable development opportunities.
In 2022, our leadership and talent development offerings were impactful in various ways. From crafting and delivering our core leadership competency courses to coaching and preparing leaders to teach at the Leadership Retreat, we are in the beginning stages of laying an understructure of content, programs, and approaches essential to scale and grow alongside our people and business. During 2022, development focus areas included:
▪Providing effective feedback
▪Learning to navigate and lead change
▪Organizing and delegating work
▪The culture of Shake Shack
▪Train the trainer orientation practices
▪Essential communication methods
▪Hospitality trends and business operations
▪Managing a Team and delivering results

Shake Shack Inc. Form 10-K | 6

Our Leadership Retreat was held in Tucson, AZ with the theme of Evolve Together. Over the course of the week, nearly 1,000 Shake Shack leaders, licensed partners, and sponsors gathered from all over the world to connect, learn, and grow. The event featured inspirational speakers, leadership development sessions, and the recognition of Team Members who contribute to Shake Shack’s success.
On-going Leadership Programs
We invest in leadership development programs so that Shake Shack remains a compelling career choice for Team Members at every level, through their entire career. As our Team continues to grow, we believe that our culture of Enlightened Hospitality helps us deliver a consistent Shack experience, and to develop future leaders from within.
One such program is The Shacksperience — a functional growth model and overall employment experience for Shake Shack Team Members. A key element of The Shacksperience is the Steppin' Up Model, which defines the steps in the employment life cycle, from Team Member to General Manager. It clarifies the eligibility requirements and training necessary for each position, outlines the growth opportunities at all levels of the organization and furthers our philosophy of "leaders training future leaders."
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
We care about our Team and we're committed to setting them up for success, at Shake Shack and in their future careers. In 2022, we promoted 2,604 people throughout our Company, 55% of whom were women and 77% were under-represented minorities. We are proud of our leaders who graduate from hourly roles to managers, managers to General Managers and General Managers to regional leadership. This year, 75% of our new General Managers and 73% of new Area Directors were promoted from within.
Another part of our long-term investment in our people is the Shift Up program, which is our development program that provides an avenue for mid-level managers to improve their skill set and ability to move to the next level of management. In partnership with Food Education Fund, a nonprofit organization specializing in culinary arts, we developed a curriculum and program to help bridge the gap between Shift Managers and Exempt Managers by offering and teaching the skills necessary to enable the confidence that can lead to career growth. This 18-week classroom-style program aligns to our organizational competencies and supports the transfer of learning between graduates through cohort mentoring, business integration and real-world Shack experience. During fiscal year 2022, the Shift Up program had 86 participants. Additionally, the program had a 88% completion rate and 91% retention rate for fiscal year 2022. Of the 86 participants, 31 Team Members were promoted into Manager-In-Training, Manager or California Non-Exempt Manager roles.
GUEST EXPERIENCE

Danny Meyer's original vision of Enlightened Hospitality guided the creation of Shake Shack's unique culture. We believe that culture is the single most important factor in our success. To maintain this, we take care of our teams first and foremost, and this allows us to take care of our guests, our communities, our suppliers and our investors.
With Enlightened Hospitality, we strive to create a personalized experience for our guests at each of our Shacks around the world. We achieve this through innovations in service, trendsetting culinary innovation, and the design of warm community gathering places.

Shake Shack Inc. Form 10-K | 7

Digital Evolution
The focus of our digital strategy is to deliver Enlightened Hospitality to our guests across multiple channels. Through modern platforms, we continuously strive to build more frictionless ways to deliver the unique Shake Shack experience with convenience and accessibility. Our digital initiatives are defined by each of the following themes:
▪Enlightened Hospitality — Using our digital channels to bring guests an uplifted sense of hospitality. This ranges from developing innovative digital pre-ordering and pick-up experiences, to meaningfully engaging with guests through our Company-owned app and web channels.
▪Personalized Guest Experience — Knowing, understanding and creating a personal guest experience that drives loyalty, frequency, and brand engagement across multiple digital platforms and in the Shacks themselves.
▪Smarter Every Day — Building and refining our data platform and overall digital approach so we may drive return on investment on marketing campaigns and technology spending and improve our ability to make smart decisions that fuel growth.
As we have evolved our Shack design to serve our guests more efficiently, the continued development of our digital ordering tools has also been essential. The COVID-19 pandemic accelerated those plans, as we used those tools to connect with our guests directly, more frequently, and safely while focusing on a return to growth in the process.
Our Company-owned web and app channels continue to grow in the number of web sessions and app users on a year-on-year basis, driven by our ongoing focus on acquiring and converting users across our digital ecosystem. In 2022, we focused on leveraging growth in guests visiting us on web as a lead funnel to our mobile apps, which offer a better guest experience and drive higher frequency. As a result, we saw meaningful increases in our mobile orders year over year, further enabled by ongoing investments in our guest experiences.
In fiscal 2022, we continued to improve our digital guest experience by enhancing our digital offerings. We improved and expanded our ability to interact with guests before and after purchases by implementing new lifecycle marketing and customer support solutions. We continued to improve the guest order experience as well, by adding kiosks to a number of Shacks, launching new gift card capabilities, the introduction of pick-up tipping, an all-new Android app, and iterating on 2021’s web redesign with a streamlined order creation flow.
Lifecycle Marketing
To enhance our ability to drive frequency across digital channels, we integrated Braze as a lifecycle marketing and automation tool. Through Braze, we elevated the guest onboarding experience into our marketing funnel by automating this process, providing information about our brand relevant to guest preferences and behavior, and re-enforced how we Stand for Something Good in everything we do. We also introduced more timely, personalized content and targeted digital offers, and are using these tools to drive guest frequency.
We have unlocked the capability to personalize and test multichannel campaigns, with digital touchpoints across email, push notifications, and in-app messaging, by a guest’s location and digital ordering behavior which has led to an incremental lift in users who visit our website and mobile apps. With a better sense of guest behavior and real-time targeting, we’re able to provide our digital guests with a better experience inclusive of targeted offers and app exclusive items.
These efforts have led to meaningful growth in our marketable digital audiences with email subscription and push notification subscription both increasing since the launch of Braze in June 2022. Overall, we’re seeing an incremental lift in digital sessions as a direct result of the campaign targeting we rolled out with Braze this year.
Android Modernization
In February 2022, version 2.0 of the Android Shack app launched which delivered new capabilities and a better guest experience while bringing development control of the platform in house. This release saw dozens of under the hood improvements, including making the app more stable and faster to launch, but primarily focused on a few marquee feature introductions. Specifically, we introduced new order modes to Android including delivery, curbside, and walk-up that made it easier for guests to experience

Shake Shack Inc. Form 10-K | 8

Shake Shack however they preferred. Additionally, we made it easier for guests to transact on the Shack app by introducing Google Pay, which streamlines numerous steps in the checkout process.
Since launching in February, we’ve continued to iterate on the Android app through improvements to the order experience. This Fall, we made it even easier to start building an order from the app’s home screen, increasing the number of guests who add an item to their bag.
Digital Hospitality
As our guests have become more accustomed to our digital channels, it’s increasingly important for our Hospitality team to be able to meet the guest wherever and whenever they prefer. To help us reach guests faster and on more channels, we implemented Gladly as a new customer engagement platform. Through Gladly, our Hospitality team is able to deliver Enlightened Hospitality beyond the in-Shack experience by improving the speed and effectiveness by which we resolve guest contacts. Since launching in August, we’ve seen an improvement in hospitality case resolution time for our guests.
Gift Cards
Prior to 2022, guests were unable to redeem gift cards on any digital channel. Gift cards are a key pillar in our guest experience strategy, as it’s one of the best ways for guests to share Shake Shack with their friends and loved ones. To make sure guests get the full utility of their gift cards, we migrated to a new gift card partner and introduced digital redemption in the fourth quarter of 2022 across web, iOS, and Android. We also took this opportunity to improve the purchase experience for both in-Shack and digital gift cards as well, introducing a new digital portal for purchases, and a streamlined in-Shack experience. Our new gift card partner also unlocks the opportunity for B2B sales of Shake Shack gift cards which we look forward to exploring in early 2023.
Tipping on all non-delivery order modes
We’ve heard from guests that they would like the opportunity to tip our team members. In 2022, we introduced the ability to tip on all order modes across all digital channels and in our Shacks. Guests who are dining in-Shack or taking their order to-go can show appreciation to Shack team members by tipping.
Website optimization
We continued to evolve our web experience in 2022 by focusing on making the ability to start and complete an order more intuitive. We made foundational changes to the way guests start an order on our website by moving to a traditional e-commerce “bag” as the core shopping component while streamlining the interactions for adding items to that bag.
Engaging the Community
A Warm Community Gathering Place
Our Shacks are so much more than a place to get burgers, fries and shakes; they’re places for the community to safely gather. We place a high premium on connecting with our communities whether through the physical design of our Shacks or by the local causes we support. Although more of our guests are enjoying us through our omnichannel experience, including our digital options, in-Shack dining remains a good opportunity for the long term growth of our business. We remain laser focused on delivering a great guest experience both digitally and in-Shack with elevated offerings reflective of our fine dining culinary roots. In fiscal 2022, our same-Shack sales grew 7.8% year over year driven by 4.9% traffic growth. This strength was led mostly by a consistent return to in-Shack dining, a trend we like to see. With more guests wanting to gather, there is an increased energy felt across our Shacks which remains a competitive advantage for us and part of our strategy to provide a great guest experience no matter how our guests prefer to order.
No matter the format or region, each Shack is specifically designed to be of its place and connect with its community. The original Shake Shack in Madison Square Park, for instance, was designed to set the tone for a dynamic dialogue inside the park and the surrounding neighborhood. Today, across our domestic and international locations, we secure vibrant sites and give them a hand-crafted, community-appropriate look by blending unique local features with our core Shake Shack design elements. We have also developed a number of iconic brand identifiers, like wrap-around steel beams; open kitchens; large, distinctive menu boards; and comfortable, distinctive furniture that advances our sustainability initiatives. We believe these identifiers are key components to the expression of the brand and the Shake Shack experience.

Shake Shack Inc. Form 10-K | 9

The overall atmosphere of our Shacks evokes our original upbeat and relaxed park ambiance, combined with the fine dining experience that has become part of our brand's DNA. We use high-quality tactile materials, warm lighting that highlights every table and textured wall, as well as seating layouts that encourage guests to relax and stay for a while. Additionally, whenever possible, our Shacks feature either outdoor seating or easy access to a park or green space.
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
Community and Charitable Partners
In addition to special events, we regularly serve our communities in a variety of ways including 25% Donation Days to show support for local schools and organizations. Supporters who participate in these fundraisers have a portion of their order totals donated to a local nonprofit. Guests can support by mentioning the fundraiser when checking out in-Shack or using a fundraiser code on the Shack app for pick-up or delivery. Additionally, we provide a Donation Day flyer for the local school or organization to use as an invitation to the community.
For all new Shack openings, we partner with local charities for opening day. In some markets, we have existing tenured partnerships with organizations, like Food Bank of the Rockies in Colorado, and in others we are building new relationships in our local communities with every Shack we open. In 2022, we matched $1 for every sandwich purchased at every new Shack opening day back to our chosen local nonprofit partner. As we continue to grow our footprint across the U.S., our opening day charitable partners are a great example of how we continue to drive home our Stand for Something Good mission.
We listen to our communities and seek opportunities to get involved, whether it is charity events or disaster relief, we are on the ground helping. We regularly donate cash, food and gift cards to support dozens of local nonprofit organizations, schools, and hospitals around the country. For example, in 2022, we donated $10,000 to Children’s Hospital Los Angeles as part of their annual Make March Matter campaign. We find ways to support charity events and often serve food such as our involvement this year at the Hilarity for Charity Annual Gala, Ping Pong for a Purpose, Taste of Asia, Hole in the Wall Gala, and so many more.
Engaging With our Guests
Shake Shack grew up alongside social media and we believe we have benefited from our close relationship with passionate fans who want to engage with us and share their real-time experiences. We're proud to be recognized by media, influencers, and creators alike, garnering attention around the world.
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
Social Media
Just as we design our Shacks as community gathering places, our social media strategy creates an online community gathering place. Through our social media presence, we bring Enlightened Hospitality to new audiences by mirroring the in-person experience a guest has when they visit a Shack. We interact with fans across Facebook, Instagram, Twitter, TikTok and more by sharing engaging content, comments, replies and the use of user-generated content; a quick search of "#shakeshack" on Instagram reveals over 1.1 million organic posts from our fans. This year, we doubled down on our creator partnerships, expanded our brand storytelling with new types of content and even ventured into gaming by building a Shake Shack in The Sims 4. In addition to social media, we also connect with our guests through our email marketing program via targeted menu item alerts, local event invites, new Shack opening information and other relevant Shake Shack news.

Shake Shack Inc. Form 10-K | 10

Media, Product Placement and Influencers
Shake Shack’s unique positioning has helped us garner robust media coverage across food, lifestyle, business and trade publications. We have also been featured across various media outlets, allowing us to increase brand awareness and be a key voice of leadership in the industry. Shake Shack’s popularity and cultural relevance are reflected in our countless celebrity and influencer fans across Hollywood, music, fashion, sports and more.
Campaigns, Promotions and Events
Throughout fiscal 2022 we continued to extend our brand by collaborating with celebrated chefs, developing new creative concepts, unveiling exciting promotions and participating in special events to drive brand awareness and engage with our guests. These initiatives were key to harnessing the growing strength of the Shake Shack brand and helping it stand out through unique moments. Some notable campaigns, promotions and events included:
▪Enrique Olvera x Shake Shack — We teamed up with world renowned chef Enrique Olvera to bring a taste of Mexico City to our West Village and Santa Monica Shacks. Over the course of the four nights across two cities, over 200 guests, more than 40 influencers and media enjoyed a unique Shack dining experience starring the Ant Burger among vibrant greenery, live music and smoky palo santo.
▪Apotheke x Shake Shack Candle Duo — We launched a candle duo with Apotheke, a NYC-based luxury home fragrance brand. We worked closely with Apotheke to create two unique scents, Burger in the Park and Shake & Fries, that celebrate the spirit of NYC, our love of innovation and creating warm spaces that are welcoming to all. Fans proved to be excited about the collab because the candles sold out in less than two days.
▪EEEEEATSCON with the Infatuation — This year, we headlined NYC and LA EEEEEATSCON. In New York, we teamed up with Hoppers, a Sri Lankan restaurant in London, to create the Lankan Shack. Originally created for our London Shacks, the Lankan Shack is a cheeseburger topped with curry-braised short rib, coriander chutney mayo, mustard cream, pickled red onion, fresh coriander and green chilli served on a toasted potato bun. In LA, we partnered with Tacos y Birria La Unica, a beloved family-owned LA food truck, to create the Birria Shack: a Jack cheeseburger, Birra de rez, hand-made corn tortilla, onion, cilantro, and Shack Sauce, served on a birria-buttered potato roll, with an optional side of consommé for dipping.
▪Una Pizza x Shake Shack — We teamed up with chef Anthony Mangieri of Una Pizza Napoletana to offer a three-course menu at Madison Square Park. This was our first time executing a pre-ticketed event, which sold out in just over a day, and offering an upscale, prix fixe service style for collab, paying tribute to our fine dining roots. Over the course of two nights, 200 guests sat down to enjoy a three-course meal with wine pairings and live Italian music under string lights in the park.
▪Hot Ones Tasting Event — To promote the Hot Ones menu, we hosted a press and influencer event at the Santa Monica Shack. Given Hot Ones' deep connection to the celebrity and entertainment world, the event served as an excellent moment to further cement Shake Shack as a key player in the LA market.
▪The Drew Barrymore Show — John Karangis, our Executive Chef, was featured on The Drew Barrymore Show. The episode, which also starred Ina Garten, included a segment titled "Drew's News" where John and Ina showcased our signature Chicken Shack. In the segment, John shared a bit about our origin story and fine dining roots.
▪Shake Shack Pickleball Club — This year, we launched the Shake Shack Pickleball Club ("SSPC"). We hosted SSPC events in multiple cities, including Chicago and Los Angeles. The events were so popular among the tight-knit pickleball community that we had to turn down many walk-ups, and even had an audience of spectators who came out just to watch the tournaments. Pickleball is a great way for us to engage with the communities outside of the Shacks.
▪Shack Jams with Sofar Sounds — To amplify our Bourbon Bacon Cheddar campaign, we hosted a six-city concert series in partnership with Sofar Sounds called Shack Jams. Throughout the series, we turned select Shacks into unexpected concert venues, hosted over 400 guests and highlighted our culinary innovation.

Shake Shack Inc. Form 10-K | 11

▪"Eat Cute” - Door Dash x Shake Shack — For Valentine's Day we teamed up with DoorDash to empower singles. We created a dating site for Buffalo Chicken sandwich lovers called ‘Eat Cute,’ to help break the ice and spice things up. Singles who matched on our dating site could send each other a code to redeem for a free Buffalo Chicken Sandwich.
▪Maker’s Mark Distillery Trip — In June, we took 15 influencers to Kentucky to celebrate and promote our Bourbon Bacon Cheddar menu. The trip consisted of a two-day experience including a welcome happy hour at our Lexington Shack, a full day Maker’s Mark distillery tour, an elaborate three-course dinner curated by our chefs, post-dinner cocktails and live music.
▪Shake Shack x Not Co at The W South Beach — To celebrate our Non-Dairy Chocolate Shake and Custard, we hosted an event at the W South Beach in partnership with NotCo. The event theme was “treat yourself,” with curated experiences like cryotherapy facials, Shack inspired nail art, hair braiding and of course, a shake and custard station. We saw a great turnout from top-tier Miami lifestyle and food influencers as well as key reporters and bloggers.
Capitalizing on Our Brand Awareness
Since 2004, Shake Shack has become a globally recognized brand with significant consumer awareness relative to our current footprint of over 430 Shacks. We pride ourselves on providing a vibrant and authentic community gathering place that delivers an exceptional experience to our loyal guests. One great advantage for Shake Shack has been our birthplace and headquarters in New York City, and our origination from a fine dining company. This gives us tremendous media and brand power, often outweighing our relative size. Shake Shack continues to receive recognition for being a fan and industry favorite. In fiscal 2022, Shake Shack was awarded QSR Magazine's Best Brands to Work For, USA Today 10 Best Reader’s Choice Awards, and Nation’s Restaurant News’ Top 500 2022.
Culinary Innovation
Shake Shack's unique value proposition is partially defined by our roots in fine dining. We embrace that heritage and are committed to sourcing premium ingredients, such as antibiotic- and hormone-free proteins while offering excellent value to our guests. Our core menu is inspired by the finest versions of the classic American roadside burger stand. Occasionally, we supplement our menu with limited time offers, and we experiment with potential new categories we may consider adding to the menu over time.
We are committed to culinary creativity and excellence, collaborating with award-winning chefs, talented bakers, farmers and artisanal purveyors, each of whom bring their unique skills and expertise to the Shake Shack experience. As we grow across the country, we are excited to expand these collaborations with industry-leading chefs and suppliers.
While we’re extraordinarily proud of our legacy and current position, we will continue to look for the best ingredients and culinary partners to exceed our guests' expectations in every aspect of their experience.
Our Menu
All of our locations offer premium food and beverages, carefully crafted from a range of classic American foods at more accessible price points than full-service restaurants. While ingredient specifications and menu options can vary by country, the core menus at our US-based locations include the following:

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

Shake Shack Inc. Form 10-K | 12

Chicken
Our Chicken Shack is a 100% all-natural, hormone-free, antibiotic-free and cage-free chicken breast, slow cooked in buttermilk herbs, hand-battered, hand-breaded and crisp-fried to order. Our Chicken Bites are made with all-natural, antibiotic-free whole muscle chicken that is sous-vide cooked for optimum flavor, moisture and texture.
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
Shakes and Frozen Custard
Our premium, dense, rich and creamy frozen custard, hand-spun daily on-site, is crafted from our proprietary vanilla and chocolate recipes. We use only real sugar (no high-fructose corn syrup) and milk from dairy farmers who pledge not to use artificial growth hormones. Shakes remain our guests' favorite in this category, and they're scooped and spun to order.
Beer, Wine and Beverages
Our proprietary ShackMeister® Ale, brewed by Brooklyn Brewery, was specifically crafted to complement the ShackBurger's flavor profile. At select locations, we also offer local craft beers. Our Shack Red®, Shack White® and Shack Rose wines are sourced and produced exclusively by Gotham Project, providing our guests with premium beverage options not commonly found in our industry; a nod to our fine dining heritage. In addition, we serve Abita Root Beer, Shack-made lemonade, organic fresh brewed iced tea, Fifty/Fifty (half lemonade, half organic iced tea), Honest Kids organic apple juice and Shack|20® bottled still and sparkling waters, from which 1% of sales help support the clean-up of water sources around the world.
Innovation Kitchen
Our Innovation Kitchen is located on the lower level of the West Village Shack and connected to our home office and allows us to explore exciting new menu items for our guests. The culinary team uses this dedicated space to get even more creative, dig deeper into our fine dining roots, collaborate with other chefs and explore new opportunities as we continue to grow. The West Village Shack’s menu has all our classic items and features items from the Innovation Kitchen, with guest-favorite test items potentially becoming permanent menu items. This space also allows us to house our quality assurance and culinary teams together, ensuring that every item on our menu meets our strict standards.
Shack-Wide Limited Time Offerings ("LTO")
Our LTO program generally features a new, premium burger or chicken sandwich, and special fry options for varying time periods throughout the year along with unique beverages and shakes. Some of our notable LTOs throughout 2022 were:
▪Buffalo Chicken Sandwich and Fries — In January we put a Shake Shack spin on the classic Buffalo Chicken Sandwich, paired with Buffalo Spiced Fries and Buffalo Spiced Cheese Fries, all complete with our signature ranch sauce.
▪Bourbon Bacon Cheddar Burger and Chicken — In May, we partnered with renowned bourbon producer Maker’s Mark to bring a Bourbon Bacon Cheddar menu to Shacks, which featured a burger and chicken sandwich that showcased a bourbon bacon jam made with Maker’s Mark Bourbon and applewood smoked bacon.
▪Hot Ones Burger Menu — Partnering with the hit YouTube interview series, Hot Ones™ from First We Feast™, this menu focused on a spicy version of our signature ShackSauce by incorporating hot sauces made by the creators of the hit YouTube series. The spicy ShackSauce was highlighted on the Hot Ones Burger, chicken sandwich, and fries.

Shake Shack Inc. Form 10-K | 13

▪Featured Shakes — Throughout 2022 we offered our guests new shakes, including collaborations on flavors like Wake & Shake with Red Bay Coffee and Chocolate Pie with Four & Twenty Blackbirds. In June we partnered with the Trevor Project during Pride month by donating 3% of sales from our limited time shake trio, OREO Funnel Cake, Sprinkle Cookie and Chocolate Churro shakes. In September, we launched seasonal shakes with our Pumpkin Patch, Apple Cider Donut, and Choco Salted Toffee shakes. Additionally, we brought back fan-favorites for our trio of holiday shakes during November and December, which included Christmas Cookie, Chocolate Milk & Cookies, and Chocolate Peppermint.
▪Lemonades — Throughout 2022, we launched seasonal flavors like Hibiscus Lychee Punch, Kiwi Apple Limeade, Mango Passionade, Harvest Berry Lemonade and fan-favorite Strawberry Lemonade along with corresponding Fifty/Fifty options.
Exclusive Offerings
In addition to supplementing our menu with Shack-wide LTOs, we also seek to create new, exciting offerings that are inspired by local favorites or special events. Some examples of our exclusive offerings from 2022 included:
▪Veggie Shack — In November, we launched an updated vegetarian sandwich at select locations with crispy onions, pickles, ShackSauce, American cheese, and a vegetarian patty packed with real vegetables and grains like quinoa, mushrooms, and sweet potatoes.
▪Non-Dairy Chocolate Shake and Frozen Custard — In May, we partnered with NotCo to offer a non-dairy chocolate frozen custard and non-dairy chocolate shake at select locations in NYC and Florida.
▪Caffeinated Lemonades — In June, we launched our first-ever caffeinated lemonades at select Shacks in San Diego, featuring Strawberry Lemonade, Mango Passionade and Cherry Hibiscus, made in-house with naturally caffeinated green coffee extract and guarana.
▪Frozen Lemonade — At our West Village Shack, we offered a Strawberry Frozen Lemonade for the Summer season, made with real strawberries and lemon juice.
GROWTH STRATEGIES

Fiscal 2022 remained a challenging year for our business as permitting delays and equipment availability resulted in pressures on our development schedule and sales growth. Amidst these challenges, we added 67 net new system-wide Shacks and reached 436 Shacks worldwide. We remain well-positioned to continue significant, sustainable financial growth and we plan to continue to execute our growth strategies while remembering to Stand For Something Good in everything we do.
Domestic Company-Operated Shacks
We have a strong pipeline of Shacks, however, further opportunity for growth lies in opening new, domestic Company-operated Shacks and we believe there is still tremendous whitespace opportunity to expand in both new and existing U.S. markets. We will continue to invest in infrastructure with an eye toward growing rapidly, but with discipline. In the long-term, we believe we have the potential to grow our current domestic Company-operated Shack footprint to at least 450 Shacks; for comparison, we have only opened 56% of that number through the end of fiscal 2022. Of course, the rate of future Shack growth in any particular period is inherently uncertain and is subject to numerous factors beyond our control. As a result, we do not currently have an anticipated timeframe for such expansion.
Domestically, we expanded our Company-operated footprint by opening 36 net new Shacks in 2022, which represents a 17% increase from the prior fiscal year. As of December 28, 2022, we had 254 domestic Company-operated Shacks. We believe we have a versatile real estate model built for growth; our disciplined expansion strategy is designed to leverage our business model's strength and our brand awareness. For 2023, we are targeting to open approximately 40 new Company-operated

Shake Shack Inc. Form 10-K | 14

Shacks as we continue to be encouraged by the success of our multi-format strategy which includes but is not limited to, freestanding buildings, drive-thrus, shopping centers, regional malls, outlet malls and more.
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
Shake Shack Drive-Thru
We are investing ahead with drive-thru and optimizing our investments for quick learning, including Shack design and site selection, with the goal increasing our total addressable market and to provide our guests with an additional option to enjoy Shake Shack. The launch of drive-thru was a massive cross-functional effort, and we are encouraged by the performance to date. The Shake Shack drive-thru is a modern version of the traditional drive-thru experience, supported by technology-enhanced hospitality and innovative design. We view this as an opportunity to increase our market share while maintaining our core tradition of building community gathering places. As of December 28, 2022, we had 11 drive-thru Shacks in operation and we are targeting to open at least 10 to 15 more in 2023.
Our drive-thrus are light, bright and designed with a focus on convenience and efficiency with guests having an additional option to experience Shake Shack. The layout offers flexibility for our guests to order and pay at multiple points along the journey, based on demand, and is part of our ongoing drive to create memorable experiences for guests. Our drive-thru color palette consists of different shades of white, black and earthy greens that are complemented by warm woods and added textures of more intimate lighting. We partner with sustainable furniture company Crow Works in Ohio to provide interior and exterior furniture which will be a mix of reclaimed wood, metal and upholstery for guests who choose to dine in.
Growing Our Licensed Shack Business
In addition to expanding the footprint of our Company-operated Shacks, we see additional opportunities to continue growing our licensed portfolio by expanding further both domestically and internationally. To date, our licensed business has been an asset-light and high-return strategy for growing our brand awareness and increasing cash flow. As of December 28, 2022 we had 182 licensed Shacks, of which 149 were international and 33 were domestic.
Through learnings from our licensed partnerships, we are able to share insights with the broader Company and we continue to work with our licensees to navigate both COVID-19 pressures and inflationary challenges across the globe. Thanks to our roots in New York and the success of our licensed Shacks around the world, we continue to attract interest from potential licensees from many different markets. In 2023, we look forward to opening our first Shack in two new countries--Thailand and the Bahamas--and we are optimistic about future expansion opportunities beyond these exciting new markets. We are also excited about opening our first Shack in Malaysia in 2024, and continuing to consider opening up new markets in the future. The enduring strength of our brand continues to create opportunities to expand domestically and abroad.

Shake Shack Inc. Form 10-K | 15

International Licensed Operations
In fiscal 2022, we opened 25 international Shacks and closed two international Shacks. The 25 new international Shacks included 13 Shacks in China and Hong Kong, one in the United Arab Emirates, four in South Korea, one in Japan, one in the Philippines, one in Singapore, two in Mexico, one in Turkey, and one in Qatar. As of the end of fiscal 2022, one of our international licensed Shacks was temporarily closed. Looking to fiscal 2023, we plan to go even deeper as we expand into new markets such as Guadalajara in Mexico and Wuhan in China. Although many international licensed markets have recovered significantly from peak pandemic levels, conditions remain volatile and ever-changing, especially in China.
Domestic Licensed Operations
In fiscal 2022, we opened eight domestic licensed Shacks, including one in a stadium (Enterprise Center in St. Louis, Missouri), three in airports (Nashville International Airport, Indianapolis International Airport, and Orlando International Airport), three in roadway travel plazas (two in New Jersey–Vince Lombardi Travel Plaza and Molly Pitcher Travel Plaza—and one in New York, Junius Ponds Travel Plaza), and one in a museum (Smithsonian Hazy Center in Chantilly, Virginia). While COVID-19 related pressures still exist, our domestic licensed Shacks continue to benefit from considerable improvements to capacity and movement restrictions across airports and major U.S. sports venues.
Capital Investments & Development
In fiscal 2022 timelines to build our Shacks remained pressured due to the impacts of the COVID-19 pandemic, inflation, supply chain disruptions, permitting delays and other macro-economic factors. In an attempt to mitigate the missed expectations in our development pipeline we pre-ordered additional materials and equipment in the second half of the year.
Despite the setbacks of 2022, we remain focused on our long term development pipeline and building Shacks to stand the test of time. We believe we have significant opportunity ahead and we remain methodical and accountable for results.
Capital Expenditures
In choosing a new site, we focus first and foremost on the guest experience so that each new location can be the ideal spot for people to gather together. Our experienced development team actively leads the site selection process, and their recommendations are reviewed and approved by our Real Estate Committee, which follows a stringent approval process to ensure quality, fiduciary responsibility and overall adherence to our strategic growth goals. Our analytical tools allow for extensive demographic analysis and data collection for both existing and potential sites. In addition to our in-house team of experienced real estate professionals, we also use a national real estate broker to manage a network of regional brokers to leverage external resources in pursuit of pipeline development. Looking beyond, we are pursuing and developing sites where we can continue to implement our Shack Track and drive-thru concepts. We try to learn quickly from our successes and failures.
In fiscal 2022, a Shack took between 17 and 52 weeks to build as we managed through landlord, permitting and industry-wide supply chain delays. One Shack experienced an extended build time, excluding this Shack, the Shack class of 2022 took between 17 and 38 weeks to build. The total investment cost of a new Shack, which includes costs related to leasehold improvements, furniture, fixtures and equipment ranged from approximately $1.3 million to $4.1 million. The average investment cost was approximately $2.7 million, or approximately $2.4 million net of tenant improvement allowances received from our landlords. We use a number of regional general contractors and employ a mixed approach of bidding and strategic negotiation to ensure the high quality construction. Higher investment costs in fiscal 2022 were attributable to inflationary pressures across the construction sector as well as higher costs to build our drive-thru Shacks, which are more expensive than traditional formats.
In addition to investments in new Shacks, we also undertook some special projects to renovate and refresh some of our existing Shacks. As our Shacks continue to age, we will need to make additional investments to keep them operating effectively. We saw elevated costs to repair and maintain our restaurants and equipment due to shortages and inflationary press in fiscal 2022.
Digital Capital Expenditures
To further support our Shacks and improve the guest experience we have made investments in various digital tools to expand our reach with more convenient channels, laying the groundwork for sustainable, long-term growth

Shake Shack Inc. Form 10-K | 16

Kiosk is an example of how we are bridging the in-Shack and digital world. In fiscal 2022 we rolled out digital kiosks to most of our domestic Company-operated Shacks and we have committed to retrofitting all domestic Company-operated Shacks with kiosks by the end of 2023. Kiosk is our highest margin channel and highest in-Shack check and, we believe we can better utilize our team members to support other parts of the guest journey.
OPERATIONS

At Shake Shack, we believe our success depends upon maintaining efficient and nimble operations. Just as we invest in our menu items, digital offerings, drive-thru and in-Shack experience, we take special care to ensure our supply chain, distribution, quality assurance and management information systems are constantly being evaluated and streamlined to ensure cohesiveness.
Focus on Profitability
Profitability is vital to our success and impacts our ability to grow. Since early 2020, we have not fully recovered our sales and profit profile. To address this, we are taking actions to improve our overall Shack margins back to pre-pandemic levels. We have tasked all teams to improve the areas they are accountable for and we have empowered our leaders to act creatively, quickly, and responsibly to manage costs while continuing to drive sales.
Our Shacks must be fully staffed, operating at full capacity with optimized throughput to capture maximum sales potential. In 2022, we made significant investments in our teams in addition to digital and technology initiatives to support our current Shacks and those to come. However, as we place a renewed focus on improving profitability, disciplined management of our general and administrative expenses is prudent given the uncertain macroeconomic backdrop.
Sourcing and Supply Chain
Our Stand For Something Good vision isn't just a slogan, it indicates how we source and develop our ingredients. We work with best-in-class suppliers across our supply chain, and we're always looking for the best ways to provide top quality food at an excellent value. We pride ourselves on sourcing premium ingredients from partners who share our dedication to quality, like 100% all-natural proteins with no hormones or antibiotics, that are humanely raised and source-verified. In fact, we are committed to sourcing 100% cage-free eggs for our global supply chain by 2025, and we're already sourcing 100% cage-free eggs for both the U.S. and U.K. supply chains.
Our domestic regional strategy for ground beef production is designed to help make sure we consistently serve freshly ground beef at our domestic Shacks. As we've expanded domestically, we have nine approved raw beef suppliers and 10 approved beef processors around the country who produce our burgers on a daily basis. To ensure dependable quality, we have a limited number of domestic suppliers for our major ingredients, including beef patties, chicken, potato buns, custard, portobello mushrooms and cheese sauce.
During fiscal 2022, we purchased all of our (i) ground beef patties from 10 approved beef processors, with approximately 42% of our ground beef patties from one supplier; (ii) chicken breasts from two suppliers; (iii) potato buns from one supplier; (iv) custard base from two suppliers; (v) 'Shroom Burgers from one supplier; (vi) crinkle cut fries from two suppliers; and (vii) ShackSauce from one supplier. We believe we have developed a reliable supply chain, but we have also taken strides to identify alternative sources to help lessen the possible interruptions of service and product.
Distribution
We have a centralized distribution process with one distributor, which we refer to as our "broadline" distributor, to provide virtually all of our food distribution services in the U.S. As of December 28, 2022, approximately 95% of certain food and beverage ingredients including chicken, fries and custard were fulfilled through our broadline distributor for distribution and delivery to each Company-operated Shack which collectively represents approximately 43% of our total purchases.

Shake Shack Inc. Form 10-K | 17

As of December 28, 2022, we were utilizing 20 affiliated distribution centers to supply our domestic Company-operated Shacks. We recognize that the safety and consistency of our products begins with our suppliers, so suppliers must meet certain criteria and strict quality control standards in the production and delivery of our food and other products. Finally, we regularly evaluate our broadline distributor to ensure the products we purchase conform to our standards and that the prices they offer are competitive.
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
Management Information Systems
Our domestic Company-operated Shacks use computerized point-of-sale and back-office systems designed for the restaurant industry. We use many customized features to increase operational effectiveness, improve internal communication and enhance data analysis. The point-of-sale system uses a touch screen interface, graphical order confirmation display, touch screen kitchen display and integrated, high-speed credit card and gift card processing. This system also collects daily transaction data, which generates information about sales, product mix and average transaction size. From there, our back-office systems assist in the management of our Company-operated Shacks and provide real-time labor and food cost management tools. These tools provide the home office and operations management quick, easy access to detailed business data, and allow Shack-level managers to spend less time addressing administrative needs. We expect to continue improving our information technology infrastructure to better serve our business needs and accommodate growth.
Environmental Responsibility
We focus on environmental responsibility across our operations, including with respect to our ingredients, where we are committed to sourcing our world-class ingredients from suppliers who share our values, using 100% antibiotic- and hormone-free proteins from ethically raised animals and non-GMO buns, continuing to mitigate impact by removing unnecessary packaging elements and substituting more sustainable, certified materials where possible, and increasing our use of renewable energy and improving our energy management. We have also begun greenhouse gas emissions reporting in compliance with industry standards, in order to assess our current standing as we establish a baseline and can continue to implement action plans toward progress and improving our environmental impact.
COMPETITION

The restaurant industry is highly competitive and fragmented, with restaurants competing on a variety of fronts, including taste, price, food quality, service, location and the ambiance and condition of the restaurant. Our primary competitors include other fast casual restaurants, quick service restaurants and casual dining restaurants. Our competition includes multi-unit international, national, and regional chains, as well as a wide variety of locally-owned restaurants. Our competitors may operate company-owned restaurants, franchised restaurants or some combination. Many of our competitors offer breakfast, lunch and dinner, as well as dine-in, carry-out, drive-thru and delivery services. In certain ways, we also compete with companies outside of the traditional restaurant industry, such as grocery store chains, meal subscription services and delicatessens — especially those that target guests who seek high-quality food — as well as convenience food stores, cafeterias and other dining outlets.
As new competitors enter the burger and fast casual segment and offer new digital experiences as well as companies that offer subscription based meal options, our competition continues to intensify. We also face increasing pressures from certain

Shake Shack Inc. Form 10-K | 18

competitors who have announced initiatives to offer better quality ingredients relative to their previous offerings, such as antibiotic-free meat or plant-based meat alternatives. For more information regarding the risks we face from our competitors, see "Risks Related to Operating in the Restaurant Industry — We face significant competition for guests, and if we are unable to compete effectively, our business could be adversely affected" in Item 1A, Risk Factors.
We see ourselves as well-positioned to continue our market growth, as we believe consumers will keep seeking higher quality offerings, especially given an increasing consumer focus on responsible sourcing, ingredients and preparation. Additionally, we place a focus on culinary innovation to ensure our menu offerings stand out from our competitors. We believe that many consumers want to associate with brands whose ethos matches their own, and that Shake Shack, with our mission to Stand For Something Good and our culture of Enlightened Hospitality, reflects the values of conscientious consumers.

INTELLECTUAL PROPERTY

Since our inception, we have strategically and proactively developed our intellectual property portfolio by registering our trademarks and service marks worldwide. As of December 28, 2022, we had 23 registered marks domestically, including registrations of our core marks ("Shake Shack," "Shack Burger," "" and "") and certain other marks, such as Stand for Something Good. Internationally, we have registered our core marks in 81 countries spanning six continents. These marks are registered in multiple international trademark classes, including for restaurant services, food services, non-alcoholic beverages and apparel. We also own the domain www.shakeshack.com as well as over 400 other domain names for use in other markets.
In addition, we have agreements with the suppliers of our proprietary products stating that the recipes, formulas and in certain instances the production processes associated with those products are our property, confidential to us, and may not be provided to any other customer. Our proprietary products include the burger recipe for our specific blend, our patty grinding specifications and the product formulations. We've developed several product formulations including our ShackSauce, 'Shroom Burger, chicken breast, chicken bites, chicken breading, buttermilk herb mayo, cheese sauce, unflavored custard base, vanilla custard base, chocolate custard base, as well as certain toppings and custard mix-ins. We also have exclusive arrangements with our suppliers of crinkle cut fries, ShackMeister Ale, Shack Red wine, Shack White wine, Shack Rosé wine, hot dogs and cherry peppers.
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

Shake Shack Inc. Form 10-K | 19

SEASONALITY

Our business is subject to seasonal fluctuations which can impact sales from quarter-to-quarter. Year-over-year and quarter-to-quarter results can be also be impacted by the number and timing of new Shack openings. Additionally, given our use of a fiscal calendar, there may be some fluctuations between quarters due to holiday shifts in the calendar year. The effects of the COVID-19 pandemic may continue to have an impact on consumer behaviors and guest traffic that may result in temporary changes in the seasonal fluctuations of our business.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The name, age and position held by each of our named executive officers as of December 28, 2022 is set forth below.

Name	Age	Position
Randy Garutti	47	Chief Executive Officer and Director
Katherine I. Fogertey	39	Chief Financial Officer
Zachary Koff	43	Chief Operating Officer
Randy Garutti has served as Shake Shack’s Chief Executive Officer and on the Board of Directors since April 2012. Prior to becoming Chief Executive Officer, Mr. Garutti served as Chief Operating Officer of SSE Holdings since January 2010. Prior to leading Shake Shack, Mr. Garutti was the Director of Operations for USHG (NYSE: HUGS), of which Mr. Meyer is the Chief Executive Officer and Chairman, overseeing the operations for all its restaurants. In addition, Mr. Garutti served as General Manager of Union Square Cafe and Tabla, both of which won numerous accolades in the hospitality industry. Mr. Garutti graduated from Cornell University’s School of Hotel Administration in 1997. Mr. Garutti currently serves on the board of directors of Block, Inc. (NYSE: SQ). Mr. Garutti also is a member of the board of directors of the Columbus Avenue Business Improvement District, a not-for-profit organization.
Katherine I. Fogertey has served as our Chief Financial Officer since June 2021. Prior to joining Shake Shack, Ms. Fogertey spent 16 years at Goldman Sachs, where she recently served as Vice President & Lead Equity Analyst for the Restaurant sector. In this position, she had a heavy focus on the impact of technology on restaurant profitability and market share and built various statistical forecasting models. She additionally developed deep relationships and unique insights into the largest peers in our industry, and currently serves as a Member of the Society of Fellows for the Culinary Institute of America. Prior to covering the Restaurant sector, Ms. Fogertey was a Vice President, Lead Derivative Strategist overseeing single stock options in the US and Latin America as well as global ETFs and market structure. Ms. Fogertey has a BSBA in Accounting, Finance and International Business from Washington University in St. Louis, Olin School of Business.
Zachary Koff has served as Shake Shack’s Chief Operating Officer since January 2017. Prior to becoming Chief Operating Officer, Mr. Koff served as Senior Vice President, Operations since March 2015, Vice President, Operations since April 2012, and Director of Operations since February 2010. Prior to joining Shake Shack, Mr. Koff spent eight years working in operations for Bravo Brio Restaurant Group. Mr. Koff graduated from Cornell University’s School of Hotel Administration in 2002 with a Bachelor’s Degree in Hospitality Administration.
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

Shake Shack Inc. Form 10-K | 20

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
Risks Related to Operating in the Restaurant Industry
▪Incidents involving food safety and food-borne illnesses could adversely affect guests' perception of our brand, result in lower sales and increase operating costs.
▪The digital and delivery business, related expenses, execution and expansion thereof, is uncertain and subject to risk.
▪Rising labor costs and difficulties recruiting and retaining the right team members could adversely affect our business.
▪Increased food commodity and energy costs could decrease our Shack-level operating profit margins or cause us to limit or otherwise modify our menu, which could adversely affect our business.
▪Shortages or interruptions in the supply or delivery of food products could adversely affect our operating results.
▪We face significant competition for guests, and if we are unable to compete effectively, our business could be adversely affected.
▪Inflationary environment poses a new risk to broader demand for restaurants, including ours.
▪The increasing focus on environmental sustainability and social initiatives could increase our costs, harm our reputation and adversely impact our financial results.
▪Our international licensed Shacks import many of our proprietary and other core ingredients from the United States and other countries. If this international supply chain is interrupted, our international licensed operations could encounter supply shortages and incur higher costs.
▪We are subject to risks associated with leasing property subject to long-term, non-cancelable leases.

Shake Shack Inc. Form 10-K | 22

▪Restaurant companies have been the target of class action lawsuits and other proceedings that are costly, divert management attention and, if successful, could result in our payment of substantial damages or settlement costs.
▪Our business is subject to risks related to our sale of alcoholic beverages.

General Business and Economic Risks
▪Damage to our reputation could negatively impact our business, financial condition and results of operations.
▪Changes in economic conditions, both domestically and internationally, could materially affect our business, financial condition and results of operations.
▪Because many of our domestic Company-operated Shacks are concentrated in local or regional areas, we are susceptible to economic and other trends and developments, including adverse weather conditions, in these areas.
▪Security breaches of either confidential guest information in connection with, among other things, our electronic processing of credit and debit card transactions, kiosk ordering or mobile ordering app, or confidential team member information may adversely affect our business.
▪If we are unable to maintain and update our information technology systems to meet the needs of our business, our business could be adversely impacted.
▪If we experience a material failure or interruption in our systems, our business could be adversely impacted.
▪Because a component of our strategy is to continue to grow our licensed business internationally, the risks of doing business internationally could lower our revenues, increase our costs, reduce our profits or disrupt our business.
▪We may not be able to adequately protect our intellectual property, which, in turn, could harm the value of our brand and adversely affect our business.
▪We depend on key members of our executive management team.
▪Our insurance coverage and self-insurance reserves may not provide adequate levels of coverage against claims.

Regulatory and Legal Risks
▪We are subject to many federal, state, local and foreign laws and regulations, as well as other statutory and regulatory requirements, with which compliance is both costly and complex. Failure to comply with, or changes in these laws or requirements, could have an adverse impact on our business.
▪Our ability to use our net operating loss carryforwards may be subject to limitation.
▪Changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results of operations and financial condition.
▪If we fail to maintain effective internal controls over financial reporting, our ability to produce timely and accurate financial information or comply with Section 404 of the Sarbanes-Oxley Act of 2002 could be impaired, which could have a material adverse effect on our business and stock price.
Risks Related to Our Organizational Structure
▪Shake Shack has non-controlling interest holders, whose interests may differ from those of our public stockholders.
▪Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the non-controlling interest holders that will not benefit Class A common stockholders to the same extent as it will benefit the non-controlling interest holders.
▪The non-controlling interest holders have the right to have their LLC Interests redeemed or exchanged into shares of Class A common stock, which may cause volatility in our stock price.
▪We will continue to incur relatively outsized costs as a result of becoming a public company and in the administration of our complex organizational structure.
▪Our anti-takeover provisions could prevent or delay a change in control of our Company, even if such change in control would be beneficial to our stockholders.
▪The provision of our certificate of incorporation requiring exclusive venue in the Court of Chancery in the State of Delaware for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.
▪We do not currently expect to pay any cash dividends.

Risks Related to Our Tax Receivable Agreement ("TRA")
▪We are a holding company and our principal asset is our interest in SSE Holdings, and, accordingly, we will depend on distributions from SSE Holdings to pay our taxes and expenses, including payments under the TRA. SSE Holdings' ability to make such distributions may be subject to various limitations and restrictions.
▪In certain cases, payments under the TRA to the non-controlling interest holders may be accelerated or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRA.
▪We will not be reimbursed for any payments made to the non-controlling interest holders under the TRA in the event that any tax benefits are disallowed.

Shake Shack Inc. Form 10-K | 23

Risks Related to Our Convertible Notes
▪Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
▪The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.
▪Conversion of the Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our Class A common stock.
▪Certain provisions in the indenture governing the Notes may delay or prevent an otherwise beneficial takeover attempt of us.
RISKS RELATED TO OUR GROWTH STRATEGIES AND OPERATIONS

Pandemics or disease outbreaks, such as the COVID-19 pandemic, have disrupted, and may continue to disrupt our business, and may continue to materially affect our operations, results of operations and our financial condition.
COVID-19 was officially declared a global pandemic by the World Health Organization in March 2020. While the United States has announced that it will let the coronavirus health emergency expire in May of 2023, the prevalence of the virus has continued to impact the United States and the global economy, resulting in varying levels of restrictions and shutdowns implemented by international, national, state, and local authorities, and has impacted, and may continue to impact, travel and work patterns as employees continue to work from home more frequently and commuting, leisure, vacation and other activities continue to be disrupted. We continue to follow public health guidelines to ensure the health and safety of our teams and guests. An increase in restrictions or a return to shutdowns imposed by governmental authorities may have a material impact to our business, financial condition and results of operations.
Viruses such as COVID-19 may be transmitted through human contact and airborne delivery, and the risk of contracting viruses could cause team members or guests to avoid gathering in public places. Additionally, government authorities, from time to time, may impose curfews, restrictions on public gatherings, human interactions and restaurant operations which may impact our ability to offer all sales channels at all Shacks, and employees in many jurisdictions continue to work from home at a higher rate. These restrictions and changing travel patterns have adversely effected our guest traffic and the ability to adequately staff our Shacks.
Throughout the pandemic, state and local governments in the U.S. and throughout the world have alternated between removing and easing certain restrictions on the one hand, and reintroducing restrictions on businesses, including restaurants, on the other hand, depending on the severity of local or regional outbreaks. Additionally, different jurisdictions have seen varying levels of outbreaks or resurgences in outbreaks, and corresponding differences in government responses, which may continue to make it, difficult for us to plan or forecast an appropriate response. For example, a material portion of our licensed revenue comes from Asia, a region which has seen more severe restrictions from rising COVID-19 cases than the United States. In many jurisdictions, the pandemic has continued to disrupt consumer activity and negatively impact the foot traffic in our Shacks, as employees continue to work from home more frequently, and leisure and travel activities have not yet returned to pre-pandemic levels. While we cannot predict the duration or scope of the COVID-19 pandemic or the ongoing response from governing authorities, the pandemic and the response to the pandemic has negatively impacted our business and such impact may be material to our business, financial condition and results of operations.
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
Additionally, if a significant percentage of our workforce or the workforce of our business partners are unable to work due to reasons including illness or travel restrictions in connection with pandemics or disease outbreaks, our operations may be negatively impacted, which could have a material adverse effect on our business, financial condition and results of operations.

Shake Shack Inc. Form 10-K | 24

Our long-term success is dependent on the selection, design and execution of appropriate business strategies.
We operate in a highly competitive and ever-changing environment. Our long-term success is dependent on our ability to identify, develop and execute appropriate business strategies within this environment. Our current strategies include:
▪Enhancing our omnichannel guest experience. This will occur through leveraging our digital tools to build more frictionless ways to serve our guests and to continue integration of our data platforms enabling segmentation and targeted marketing strategies.
▪Global unit expansion and the expansion of Shack formats to increase our total addressable market and incorporate increased convenience and frequency. This will include the pursuit of top-tier real estate in both urban and suburban markets that can incorporate diverse formats, including drive-thrus and significant capital expenditures to expand the number of drive-thrus at our existing and future Shacks, as well as our focus on increasing our licensed Shack presence, both domestically and abroad, particularly in Asia.
▪Menu innovation, with a focus on LTOs, collaborations and the expansion of existing menu items including expanding the options for premium add-ons.

We may experience challenges in achieving the goals we have set and we may be unsuccessful in executing on our strategies once identified and we will be required to make significant capital expenditures to pursue these goals. Conversely, we may also execute on poorly designed strategies that prove to be ineffective or require us to make substantial changes to our strategies in order to produce the desired results. Our strategies may expose us to additional risks, and strategies that have been successful for us in the past may fail to be so in the future or may be more expensive than we currently anticipate. We may incur significant costs and damage our brand if we are unable to identify, develop and execute on appropriate business strategies, which could have a material adverse effect on our business, financial condition and results of operations.
Our investments to enhance the customer experience through expanding the availability of our drive-thru options will require significant capital expenditures and may not generate the expected returns.
Our expansion strategies include adding additional drive-thru options at our existing Shacks, and opening new Shacks at locations and on real estate that is suitable for drive-thru availability, both of which will require significant capital expenditures. Our drive-thru formats are larger than our traditional Shacks, which can result in higher real estate costs, and require additional infrastructure and construction costs. If our drive-thru initiatives are not well executed, or if we do not realize the intended benefits of these significant investments, our business results may suffer.
Our primary growth strategy is highly dependent on the availability of suitable locations and our ability to develop and open new Shacks on a timely basis and on terms attractive to us.
One of the key means of achieving our growth strategies will be through opening and operating new Shacks on a profitable basis for the foreseeable future. We must identify target markets where we can enter or expand, taking into account numerous factors such as the location of our current Shacks, the format of our current Shacks, the target consumer base, population density, demographics, traffic patterns, competition, geography and information gathered from our various contacts. We may not be able to open our planned new Shacks within budget or on a timely basis, if at all, given the uncertainty of these factors, which could adversely affect our business, financial condition and results of operations. As we operate more Shacks, our rate of expansion relative to the size of our Shack base will eventually decline.
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
▪our ability to control construction and development costs of new Shacks, particularly in the current inflationary environment;

Shake Shack Inc. Form 10-K | 25

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
Our growth strategy depends on opening new Shacks and continuing our digital evolution, which will require us to use cash flows from operations. We cannot assure that cash flows from operations will be sufficient to allow us to implement our growth strategy. If these funds are not allocated efficiently among our various projects, or if any of these initiatives prove to be unsuccessful, we may experience reduced profitability and we could be required to delay a project or delay, significantly curtail or eliminate planned Shack openings, which could have a material adverse effect on our business, financial condition and results of operations.
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

Shake Shack Inc. Form 10-K | 26

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
Our results have been, and in the future may continue to be, significantly impacted by the timing of new Shack openings (often dictated by factors outside of our control), including landlord, construction and permitting delays, associated Shack pre-opening costs and operating inefficiencies, as well as changes in our geographic concentration due to the opening of new Shacks. We typically incur the most significant portion of pre-opening costs associated with a given Shack within the several months preceding the opening of the Shack. Our experience has been that labor and operating costs associated with a newly opened Shack for the first several months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of Shack sales. Our new Shacks take a period of time to reach target operating levels due to inefficiencies typically associated with new Shacks, including the training of new personnel, new market learning curves, inability to hire sufficient qualified staff and other factors. We may incur additional costs in new markets, particularly for transportation and distribution, which may impact the profitability of those Shacks. Although we have specific target operating and financial metrics, new Shacks may not meet these targets or may take longer than anticipated to do so. Any new Shacks we open may not be profitable or achieve operating results similar to those of our existing Shacks, which could adversely affect our business, financial condition and results of operations.
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
Our mission to Stand For Something Good is a significant part of our business strategy and who we are as a Company. It's our commitment to all that is good in the world and is a reflection of how we embrace our values both internally and externally. We pride ourselves on sourcing premium ingredients from like-minded producers — 100% all-natural proteins with no added hormones or antibiotics that are humanely raised and source verified. We are dedicated to using sustainable materials and equipment whenever possible, and distinctive furniture and fixtures that advance our sustainability and diversity initiatives, as

Shake Shack Inc. Form 10-K | 27

well as being committed to achieving ethical and humane practices for the animals in our supply chain. We also strive to be the best employer and a good citizen in each community we call home.
We do, however, face many challenges in carrying out our mission to Stand For Something Good. We incur higher costs and other risks associated with paying highly competitive compensation to our team members and purchasing high quality ingredients grown or raised with an emphasis on quality and responsible practices. As a result, our food and labor costs may be significantly higher than other companies who do not source high quality ingredients or pay above minimum wage. Additionally, the supply for high quality ingredients may be limited and it may take us longer to identify and secure relationships with suppliers that are able to meet our quality standards and have sufficient quantities to support our growing business. If we are unable to obtain a sufficient and consistent supply for our ingredients on a cost-effective basis, our food costs could increase or we may experience supply interruptions which could have an adverse effect on our operating margins. Additionally, some of our competitors have announced initiatives to offer better quality ingredients, such as antibiotic-free and fresh meat. If this trend continues, it could further limit our supply for certain ingredients and we may lose our competitive advantage as it will be more difficult to differentiate ourselves.
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
We have a limited number of suppliers for our major ingredients, including beef patties, chicken, potato buns, custard, portobello mushrooms and cheese sauce. In fiscal 2022, we purchased all of our (i) ground beef patties from 10 approved beef processors, with approximately 42% of our ground beef patties supplied from one supplier; (ii) chicken breasts from two suppliers; (iii) potato buns from one supplier; (iv) custard base from two suppliers; (v) 'Shroom Burgers from one supplier; (vi) crinkle cut fries from two suppliers; and (vii) ShackSauce from one supplier. Due to this concentration of suppliers, the cancellation of our supply arrangements with any one of these suppliers or the disruption, delay or inability of these suppliers to deliver these major products to our Shacks may materially and adversely affect our results of operations while we establish alternate distribution channels. In addition, if our suppliers fail to comply with food safety or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted. We cannot assure you that we would be able to find replacement suppliers on commercially reasonable terms or a timely basis, if at all.
We contract with one distributor, which we refer to as our "broadline" distributor, to provide virtually all of our food distribution services in the United States. As of December 28, 2022, approximately 95% of certain food and beverage ingredients, including chicken, fries and custard, collectively representing 43% of our purchases, were processed through our broadline distributor for distribution and delivery to each Shack. As of December 28, 2022, we utilized 20 affiliated distribution centers and each distribution center carries two to three weeks of inventory for our core ingredients. In the event of a catastrophe, such as a fire, our broadline distributor can supply the Shacks affected by their respective distribution center from another affiliated distribution center. If a catastrophe, such as a fire, were to occur at the distribution center that services the Shacks located in New York and northern New Jersey, we would be at immediate risk of product shortages because that distribution center supplies 21% of our domestic Company-operated Shacks as of December 28, 2022, which collectively represented 26% of our Shack sales for fiscal 2022. The other 19 distribution centers collectively supply the other approximately 79% of our domestic Company-operated Shacks, which represented the remaining 74% of our Shack sales.

Shake Shack Inc. Form 10-K | 28

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
Shake Shack is a growing brand, and we incur costs and expend other resources in our marketing efforts to attract and retain guests. Our strategy primarily includes public relations, digital and social media, promotions and in-store messaging, which typically require less marketing spend as compared to traditional marketing programs. As the number of Shacks increases, and as we expand into new markets, we expect to increase our investment in advertising and promotional activities, including targeted marketing offers to unique guest segments and incentivizing and rewarding loyal guests. Accordingly, in the future, we will incur greater marketing expenditures, resulting in greater financial risk and a greater impact on our financial results.
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
We rely, in part, on our licensees and the manner in which they operate their Shacks to develop and promote our business. As of December 28, 2022, ten licensees operated all of our domestic licensed Shacks and six licensees operated all of our international licensed Shacks, with one such licensee operating 38% of our international licensed Shacks. Our licensees are required to operate their Shacks according to the specific guidelines we set forth, which are essential to maintaining brand integrity and reputation, all laws and regulations applicable to Shake Shack and its subsidiaries, and all laws and regulations applicable in the countries in which Shake Shack operates. We provide training to these licensees to integrate them into our operating strategy and culture. However, since we do not have day-to-day control over all of these Shacks, we cannot give assurance that there will not be differences in product and service quality, operations, labor law enforcement, marketing or that there will be adherence to all of our guidelines and applicable laws at these Shacks. In addition, if our licensees fail to make investments necessary to maintain or improve their Shacks, guest preference for the Shake Shack brand could suffer. Failure of these Shacks to operate effectively could adversely affect the results of operations from our licensed business or have a negative impact on our reputation.
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
Although we have developed criteria to evaluate and screen prospective developers and licensees, we cannot be certain that the developers and licensees we select will have the business acumen necessary to open and operate successful licensed Shacks in their territory. Our licensees compete for guests with other restaurants in their geographic markets, and the ability of our licensees to compete for guests directly impacts our business, financial condition and results of operations, as well as the

Shake Shack Inc. Form 10-K | 29

desirability of our brand to prospective licensees. Licensees may not have access to the financial or management resources that they need to open the Shacks contemplated by their agreements with us or to be able to find suitable sites on which to develop them, or they may elect to cease development for other reasons. Licensees may not be able to negotiate acceptable lease or purchase terms for the sites, obtain the necessary permits and governmental approvals or meet construction schedules. Additionally, financing from banks and other financial institutions may not always be available to licensees to construct and open new Shacks. Any of these problems could slow our growth from licensing operations and reduce our licensing revenues.
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

Shake Shack Inc. Form 10-K | 30

The digital and delivery business, related expenses, execution and expansion thereof, is uncertain and subject to risk.
Digital innovation and growth remains a key focus for us. We continue to execute upon our digital strategy, including the continued integration of our data platforms enabling segmentation and targeted marketing strategies. Furthermore, in fiscal 2022 delivery was available across all our native digital platforms with the launch of the new Androrid experience early in the fiscal year. We believe these digital investments to be a critical differentiator for our business, creating the opportunity to drive greater engagement and frequency with both new and existing guests. As the digital space around us continues to evolve, our technology needs to evolve concurrently to stay competitive with the industry. If we do not maintain and innovate our digital systems that are competitive with the industry, and as we face execution risks around upgrades of existing and new digital platforms, our digital business may be adversely affected and could damage our sales as well as profitability. We rely on third party service providers for our ordering and payment platforms relating to our mobile app and kiosks. Such services performed by these third parties could be damaged or interrupted by technological issues, which could then result in a loss of sales for a period of time. We also could see higher costs from our digital partners which we may not be able to fully offset by price. Information processed by these third parties could also be impacted by cyber attacks, which could not only negatively impact our sales, but also harm our brand image.
Recognizing the rise in delivery services offered throughout the restaurant industry, we understand the importance of providing such services to meet our guests wherever and whenever they want. We have invested in marketing to promote our delivery partnerships, which could negatively impact our profitability if the business does not continue to expand. We rely on third party service providers to fulfill delivery orders timely and in a fashion that will satisfy our guests. Errors in providing adequate delivery services may result in guest dissatisfaction, which could also result in loss of guest retention, loss in sales and damage to our brand image. Additionally, as with any third party handling food, such delivery services increase the risk of food tampering while in transit. We developed sealed packaging to provide some deterrence against such potential food tampering. We are also subject to risk if there is a shortage of delivery drivers, which could result in a failure to meet our guests' expectations.
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
As our culture remains an important factor to our success, it in part depends on our ability to recruit, reward and retain a sufficient number of qualified managers and team members to meet the needs of our existing Shacks and to staff new Shacks. We aim to hire talented people who have integrity, who are warm, motivated, self-aware, intellectually curious, and possess the competencies and skills to continue to foster our growth. We value people who are excited and committed to high performance, remarkable and enriching hospitality, embodying our culture, and actively growing themselves and the brand.
In many markets, competition for qualified individuals is intense and we may be unable to identify and recruit a sufficient number of individuals to meet our growing needs, especially in markets where our brand is less established. As a result, because we aim to hire the best people, we may be required to pay higher wages and provide greater benefits. Our commitment to taking care of our team may cause us to incur higher labor costs compared to other restaurant companies. Additionally, several states in which we operate have enacted minimum wage increases and it is possible that other states or the federal government could also enact minimum wage increases, scheduling and benefit changes and increased health care and workers' compensation insurance costs. Such increases have and may continue to cause an increase to our labor and related expenses and cause our

Shake Shack Inc. Form 10-K | 31

Shack-level operating profit margins to decline. In the event there are additional minimum wage increases, increases in employee turnover or other legislation related to employee benefits are enacted or changed, such as the Affordable Care Act, we may be required to implement additional pay increases or provide additional benefits in the future in order to continue to recruit, reward and retain the most qualified people, which may put further pressure on our operating margins by increasing costs. Overall, we expect wages at all levels to continue to increase in the near term and we expect these rising wages to add pressure to our operating profit.
In addition to the expected increased costs of labor, if we are unable to identify and recruit a sufficient number of individuals to meet our growing needs, we may need to decrease the operating hours of some of our Shacks, which would result in lost sales.
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
Our profitability depends, in part, on our ability to anticipate and react to changes in the price and availability of food commodities, including among other things beef, poultry, grains, dairy and produce. Prices may be affected due to market changes, increased competition, the general risk of inflation, shortages or interruptions in supply due to weather, disease or other conditions beyond our control, or other reasons. For example, the current avian flu is causing increased costs of poultry and eggs. Other events, including events for products we do not serve, could increase commodity prices or cause shortages that could affect the cost and quality of the items we buy or require us to further raise prices or limit our menu items. Furthermore, increasing weather volatility or other long-term changes in global weather patterns, including any changes associated with global climate change, could have a significant impact on the price or availability of some of our ingredients. These events, combined with other more general economic and demographic conditions, could impact our pricing and negatively affect our Shack sales and Shack-level operating profit margins. While we have been able to partially offset inflation and other changes in the costs of core operating resources by increasing menu prices, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. From time to time, competitive conditions could limit our menu pricing flexibility. In addition, macroeconomic conditions could make additional menu price increases imprudent. There can be no assurance that future cost increases can be offset by increased menu prices or that increased menu prices will be fully absorbed by our guests without any resulting change to their visit frequencies or purchasing patterns. In addition, there can be no assurance that we will generate same-Shack sales growth in an amount sufficient to offset inflationary or other cost pressures.
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

Shake Shack Inc. Form 10-K | 32

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
We currently have nine approved raw beef suppliers and ten approved beef processors in the United States. If there is a supply issue with all U.S. raw beef, we have eight approved raw beef suppliers and nine approved beef processors in other countries. The risks to using international suppliers are shipping lead time, shipping costs, potential import duties and U.S. customs. It is unknown at this time how long it would take and at what cost the raw material would be to import from any such other country, but the delay and cost would likely be adverse to our business.
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
Our competition continues to intensify as new competitors enter the burger, fast casual, quick service and casual dining segments. Many of our competitors emphasize low cost "value meal" menu items or other programs that provide price discounts on their menu items, a strategy we have yet to pursue. We also face increasing competitive pressures from some of our competitors who have announced initiatives to offer better quality ingredients, such as antibiotic-free meat.
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
Additionally, as we continue to expand upon our digital strategy and offer more ways to reach our guests through digital channels, such as the app, web ordering and delivery, we compete with other competitors who currently, or are beginning to, offer the same options as well as new and improved technologies. With these digital channels, there is also an increased opportunity for customer credit card fraud to occur, which could result in increased credit card fees for us.

Shake Shack Inc. Form 10-K | 33

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
Our continued success depends on our guests' ability and willingness to pay for rising menu prices across our channels. The restaurant industry broadly has faced widespread inflation over the past two years, and is likely to continue to face inflationary pressures for the foreseeable future. In a bid to help offset these additional cost pressures, many restaurants have raised menu prices as well as charging a premium price through third-party delivery channels. As of December 2022, the US Bureau of Labor and Statistics reported increases in year-on-year inflation of 8.3% in the Food Away From Home index and 6.6% in the Limited-Service Meals index.
Shake Shack as a young and growing brand, has historically been conservative on price, typically raising price by 1%-2% a year. However, we implemented a 3.5%-4.5% menu price increase in March 2022, inclusive of bringing our third party delivery platforms to a premium menu price of 15%, and a second menu price increase of 7% in October 2022 to partially offset the persistent, above average inflationary pressures across the business. We anticipate additional price increases in 2023 beyond the normal pricing pattern as inflationary pressures warrant. However, there is risk that consumer demand suffers as a result of our more aggressive price increases.
The increasing focus on environmental, sustainability, social and governance matters could increase our costs, harm our reputation and adversely impact our business and financial results.
There has been increasing public focus by investors, environmental activists, the media, governmental and nongovernmental organizations and other stakeholders on a variety of environmental, sustainability, social and governance matters, commonly referred to as "ESG". With respect to the restaurant industry, concerns have been expressed regarding energy management, water management, food and packaging waste management, food safety, nutritional content, labor practices and supply chain and management of food sourcing. We experience pressure to make commitments relating to sustainability matters that affect companies in our industry, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability and the environment. If we are not effective in addressing environmental, sustainability and social matters affecting our industry, or setting and meeting relevant environmental, sustainability or social goals, our brand image may suffer, which could lead to a loss of revenue. Certain investors may choose not to invest in our securities if we do not meet their relevant ESG expectations.. We may also experience increased costs in order to execute upon our ESG goals and measure achievement of those goals and our ability to achieve any stated goal, target, or objective is subject to numerous factors and conditions, many of which are outside of our control. Any failure to achieve our ESG goals or a perception of our failure to act appropriately with respect to environmental, sustainability, social or governance matters could adversely affect our business and impact our reputation with investors, guests and other business partners and impact our ability to attract and retain team members. Standards for tracking and reporting on ESG have not been harmonized and continue to evolve. Additionally, this increased focus on ESG may result in new laws, regulations and requirements that, if promulgated, could cause us to experience increased reporting or implementation or require us to make changes to our operations to comply with those laws, regulations and requirements. These increased costs could have an adverse impact on our business, financial condition and results of operations.
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

Shake Shack Inc. Form 10-K | 34

suppliers for all of them. Most of our suppliers around the world have experienced difficulties and delays in acquiring ingredients to make our products.
Due to the increasingly long lead time and general volatility in the supply chain and global ocean freight disruptions, the third-party logistic providers for our international licensed Shacks carry at least three months of inventory to allow for delays or interruptions in the supply chain. Specifically, we have had past and ongoing issues ensuring that timely and adequate supplies reach our international licensed Shacks. Our licensees delegate the supply function to their internal or third-party logistics providers in each country in which they operate, with which we have limited and restricted communication, preventing us from exercising direct control or instruction over such entities.
If our international licensed Shacks are unable to obtain our proprietary ingredients in the necessary amounts in a timely fashion as a result of logistics issues, sanctions or other challenges, it could harm its business and adversely affect the licensing revenue we receive, adversely impacting our business, financial condition and results of operations.
We are subject to risks associated with leasing property subject to long-term, non-cancelable leases.

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
Generally, our leases are net leases that require us to pay our share of the costs of real estate taxes, utilities, building operating expenses, insurance and other charges in addition to rent. We generally cannot cancel these leases. Additional sites that we lease are likely to be subject to similar long-term, non-cancelable leases. If we close a Shack, we may still be obligated to perform our monetary obligations under the applicable lease, including, among other things, payment of the base rent for the remaining lease term. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close Shacks in desirable locations. We depend on cash flows from operations to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities, and sufficient funds are not otherwise available to us from borrowings or other sources, we may not be able to service our lease obligations or fund our other liquidity and capital needs, which would materially affect our business.
Restaurant companies have been the target of class action lawsuits and other proceedings that are costly, divert management attention and, if successful, could result in our payment of substantial damages or settlement costs.
Our business is subject to the risk of litigation by team members, guests, suppliers, licensees, stockholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. In recent years, restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted from time to time alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal deductions, overtime eligibility of assistant managers and failure to pay for all hours worked.
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

Shake Shack Inc. Form 10-K | 35

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
Additionally, the use of social media platforms and similar devices provide individuals with access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate as is its impact. Many social media platforms immediately publish the content their subscribers and participants can post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is seemingly limitless and readily available. Information concerning us may be posted on such platforms at any time.

Shake Shack Inc. Form 10-K | 36

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
The restaurant industry depends on consumer discretionary spending, and any economic downturn or disruptions in the overall economy, including political unrest and protests, high inflation rates, high unemployment and financial market volatility and unpredictability, may cause a related reduction in consumer confidence, which negatively affects the restaurant industry. These factors, as well as national, regional and local regulatory and economic conditions, gasoline prices, energy and other utility costs, conditions in the residential real estate and mortgage markets, health care costs, access to credit, disposable consumer income and consumer confidence, affect discretionary consumer spending. Furthermore, with some of our Shacks located in or near retail malls, general declines in mall traffic experienced by the retail industry over the last few years in general may negatively affect us.
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
Since our founding, we have built some of the industry's favorite community gathering places. As a result, much of our real estate footprint has been centered in urban, office, travel and dynamic traffic-driving sales environments. Our urban Shacks make up approximately 41% of our total domestic Company-operated Shacks as of December 28, 2022. Additionally, our financial performance is highly dependent on Shacks located in the Northeast and the New York City metropolitan area, which comprised approximately 31% (or 79 out of 254) of our total domestic Company-operated Shacks as of December 28, 2022. As a result, adverse economic conditions in any of these markets or regions could have a material adverse effect on our overall results of operations. In addition, given our geographic concentrations, negative publicity regarding any of our Shacks in these areas and other regional occurrences such as local strikes, terrorist attacks, increases in energy prices, inclement weather or natural or man-made disasters could have a material adverse effect on our business and operations.
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
Like many other retail companies, and because of the prominence of our brand, we have experienced, and will likely continue to experience, attempts to compromise our information technology systems. Additionally, the techniques and sophistication used to conduct cyber-attacks and breaches of information technology systems, as well as the sources and targets of these attacks,

Shake Shack Inc. Form 10-K | 37

change frequently and are often not recognized until such attacks are launched or have been in place for a period of time. While we continue to make significant investment in physical and technological security measures, team member training, and third party services designed to anticipate cyber-attacks and prevent breaches, our information technology networks and infrastructure or those of our third party vendors and other service providers could be vulnerable to damage, disruptions, shutdowns or breaches of confidential information due to criminal conduct, team member error or malfeasance, utility failures, natural disasters or other catastrophic events. Due to these scenarios we cannot provide assurance that we will be successful in preventing such breaches or data loss.
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
We rely heavily on information systems, including point-of-sale processing in our Shacks, for management of our supply chain, accounting, payment of obligations, collection of cash, credit and debit card transactions, digital ordering and other processes and procedures. As a rapidly growing business, our current information technology infrastructure may not be adequately suited to handle the increasing volume of data and additional information needs of our organization. If we are unable to successfully upgrade our information systems to meet the growing needs of our business or are delayed in doing so, whether through current or future initiatives, our growth and profitability could be adversely affected.
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
Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of our information technology systems. Our operations depend upon our ability to protect our computer equipment, kiosks and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses and other disruptive problems. The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, expanding our systems as we grow or a breach in security of these systems could result in interruptions to or delays in our business and guest service and reduce efficiency in our operations. If our information technology systems fail and our redundant systems or disaster recovery plans are not adequate to address such failures, or if our business interruption insurance does not sufficiently compensate us for any losses that we may incur, our revenues and profits could be reduced and the reputation of our brand and our business could be materially adversely affected. In addition, remediation of such problems could result in significant, unplanned capital investments.
Additionally, as we continue to evolve and innovate our digital platforms and enhance our internal systems, we place increasing reliance on third party vendors to provide infrastructure and other support services. We may be adversely affected if any of our third party service providers experience any interruptions in their systems, which could potentially impact the services we receive from them and cause a material failure or interruption in our own systems.

Shake Shack Inc. Form 10-K | 38

Because a component of our strategy is to continue to grow our licensed business internationally, the risks of doing business internationally could lower our revenues, increase our costs, reduce our profits or disrupt our business.
149 of our 182 licensed Shacks as of December 28, 2022 are located outside the United States and we expect to continue to expand our licensed operations internationally. As a result, we are and will be, on an increasing basis, subject to the risks of doing business outside the United States, including:
▪changes in foreign currency exchange rates or currency restructurings and hyperinflation or deflation in the countries in which we operate;
▪the imposition of restrictions on currency conversion or the transfer of funds or limitations on our ability to repatriate non-U.S. earnings in a tax effective manner;
▪inability to achieve international tax treaty status with select licensed partners;
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
▪the effect of disruptions caused by severe outbreak of disease, weather, natural disasters or other events that make travel to a particular region, as well as domestic visits, less attractive or more difficult; and
▪political, social and economic instability.
Any or all of these factors may adversely affect the performance of and revenues we receive from our licensed Shacks located in international markets. Our international licensed Shacks operate in several volatile regions that are subject to geopolitical and socio-political factors that pose risk to our business operations. If political, social or business conditions were to change we may need to temporarily suspend or cease operations in a particular region or country entirely, closing our existing Shacks and suspending our expansion activities. Also, the economy of any region in which our Shacks are located may be adversely affected to a greater degree than that of other areas of the country or the world by certain developments affecting industries concentrated in that region or country. For example, a health outbreak, such as the COVID-19 pandemic, could slow traffic in the impacted regions and could result in a loss of sales. Additionally, in the past, certain licensees have been negatively impacted by currency devaluation, and we have seen a reduction in licensing revenue from those respective Shacks. While these factors and the impact of these factors are difficult to predict, any one or more of them could lower our revenues, increase our costs, reduce our profits or disrupt our business. As our international licensed operations increase, these risks will become more pronounced.
We may not be able to adequately protect our intellectual property, which, in turn, could harm the value of our brand and adversely affect our business.
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
The success of our business depends on our continued ability to use our existing trademarks and service marks to increase brand awareness and further develop our brand in both domestic and international markets. We have registered and applied to register trademarks and service marks in the United States and foreign jurisdictions. We may not be able to adequately protect our trademarks and service marks, and our competitors and others may successfully challenge the validity and/or enforceability of our trademarks and service marks and other intellectual property. Additionally, we may be prohibited from entering into certain

Shake Shack Inc. Form 10-K | 39

new markets due to restrictions surrounding competitors' trademarks. In addition, the laws of some foreign countries do not protect intellectual property to the same extent as the laws of the United States.
If our efforts to maintain and protect our intellectual property are inadequate, or if any third party misappropriates, dilutes or infringes on our intellectual property, the value of our brand may be harmed, which could have a material adverse effect on our business and might prevent our brand from achieving or maintaining market acceptance.
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
REGULATORY AND LEGAL RISKS

We are subject to many federal, state, local and foreign laws and regulations, as well as other statutory and regulatory requirements, with which compliance is both costly and complex. Failure to comply with, or changes in these laws or requirements, could have an adverse impact on our business.
We are subject to extensive federal, state, local and foreign laws and regulations, as well as other statutory and regulatory requirements, including those related to:

Shake Shack Inc. Form 10-K | 40

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
▪Employment regulations - We are subject to various federal and state laws governing our employment practices, including laws relating to minimum wage requirements, employee classifications as exempt or non-exempt, payroll and unemployment tax laws, requirements to provide meal and rest periods or other benefits, family leave mandates, requirements regarding working conditions and accommodations to certain employees, citizenship and work authorization requirements, insurance and workers' compensation rules, scheduling notification requirements and anti-discrimination laws. Compliance with these regulations is costly and requires significant resources. For example, the Fair Workweek legislation implemented in New York City requires fast food employers to provide employees with specified notice in scheduling changes and pay premiums for changes made to employees' schedules, among other requirements. Similar legislation may be enacted in other jurisdictions in which we operate as well, and in turn, could result in increased costs. Additionally, we may suffer losses from or incur significant costs to defend claims alleging non-compliance. Although none of our employees are currently covered under collective bargaining agreements, our employees may elect to be represented by labor unions in the future. If a significant number of our employees were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements, it could adversely affect our business, financial condition or results of operations. In addition, a labor dispute involving some or all of our employees may harm our reputation, disrupt our operations and reduce our revenues, and resolution of disputes may increase our costs. Further, if we enter into a new market with unionized construction companies, or the construction companies in our current markets become unionized, construction and build costs for new Shacks in such markets could materially increase.
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

Shake Shack Inc. Form 10-K | 41

for the employment of, disabled persons. The expenses associated with these modifications, or any damages, legal fees and costs associated with resolving ADA-related complaints could be material.
▪Privacy and cybersecurity - Our business requires the collection, transmission and retention of large volumes of guest and team member data, including credit and debit card numbers and other personally identifiable information. The collection and use of such information is regulated at the federal and state levels, as well as by the European Union (EU). Regulatory requirements, both domestic and abroad, have been changing with increasing regulation relating to the privacy, security and protection of data. Such regulatory requirements may become more prevalent in other states and jurisdictions as well. It is our responsibility to ensure we are complying with these laws by taking the appropriate measures as well as monitoring our practices as these laws continue to evolve. As our environment continues to evolve in this digital age and reliance upon new technologies becomes more prevalent, it is imperative we secure the private and sensitive information we collect. Failure to do so, whether through fault of our own information systems or those of outsourced third party providers, could not only cause us to fail to comply with these laws and regulations, but also could cause us to face litigation and penalties that could adversely affect our business, financial condition and results of operations. Our brand's reputation and our image as an employer could also be harmed by these types of security breaches or regulatory violations.
▪Laws and regulations related to our licensed operations - Our licensed operations are subject to laws enacted by a number of states, rules and regulations promulgated by the U.S. Federal Trade Commission and certain rules and requirements regulating licensing activities in foreign countries. Failure to comply with new or existing licensing laws, rules and regulations in any jurisdiction or to obtain required government approvals could negatively affect our licensing revenue and our relationships with our licensees.
▪U.S. Foreign Corrupt Practices Act and other similar anti-bribery and anti-kickback laws - A significant portion of our licensed operations are located outside the United States. The U.S. Foreign Corrupt Practices Act, and other similar anti-bribery and anti-kickback laws and regulations, in general prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. While our license agreements mandate compliance with applicable laws, we cannot assure you that we will be successful in preventing our employees or other agents from taking actions in violation of these laws or regulations. Such violations, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, results of operations and cash flows.

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
As of December 28, 2022, our federal and state net operating loss (“NOL”) carryforwards, for income tax purposes were $558.4 million and $303.3 million, respectively. If not utilized, $506.5 million of our federal NOLs can be carried forward indefinitely, and the remainder will begin to expire in 2035. If not utilized, $48.6 million of our state NOL carryforwards can be carried forward indefinitely, and the remainder will begin to expire in 2023. Federal NOLs incurred in taxable years beginning after December 31, 2017 can be carried forward indefinitely, but the deductibility of federal NOLs in taxable years beginning after December 31, 2020, is subject to certain limitations.
In addition, under Section 382 of the Internal Revenue Code (“IRC”) of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” its ability to use its pre-change NOLs to offset its post-change income may be limited. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We may experience ownership changes in the

Shake Shack Inc. Form 10-K | 42

future, including subsequent changes in our stock ownership, some of which are outside our control. This could limit the amount of NOLs that we can utilize annually to offset future taxable income or tax liabilities. Subsequent statutory or regulatory changes in respect of the utilization of NOLs for federal or state purposes, such as suspensions on the use of NOLs or limitations on the deductibility of NOLs carried forward, or other unforeseen reasons, may result in our existing NOLs expiring or otherwise being unavailable to offset future income tax liabilities.
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
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. It also requires management to perform an annual assessment of the effectiveness of our internal control over financial reporting and disclosure of any material weaknesses in such controls. We are required to have our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. Any failure to develop or maintain effective controls, or any difficulties encountered in the implementation or improvement of such controls, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of management evaluations and independent registered public accounting firm audits of our internal control over financial reporting that we are required to include in our periodic reports that will be filed with the SEC. The SEC has proposed new rules which, if adopted, would impose significant new disclosure obligations related to climate change and cybersecurity which would require us to develop and implement effective controls with respect to these new obligations. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which may have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange.

Shake Shack Inc. Form 10-K | 43

RISKS RELATED TO OUR ORGANIZATIONAL STRUCTURE

Shake Shack has non-controlling interest holders, whose interests may differ from those of our public stockholders.
As of December 28, 2022, the non-controlling interest holders control approximately 16.1% of the combined voting power of our common stock through their ownership of both our Class A and Class B common stock. The non-controlling interest holders, for the foreseeable future, have influence over corporate management and affairs, as well as matters requiring stockholder approval. The non-controlling interest holders are able to, subject to applicable laws and the voting arrangements, participate in the election of a majority of the members of our Board of Directors and actions to be taken by us and our Board of Directors, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. It is possible that the interests of the non-controlling interest holders may in some circumstances conflict with our interests and the interests of our other stockholders. For example, the non-controlling interest holders may have different tax positions from us, especially in light of the tax receivable agreement we entered into with the non-controlling interest holders that provides for the payment by us to the non-controlling interest holders of 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize (the "Tax Receivable Agreement"). This could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when Shake Shack should terminate the Tax Receivable Agreement and accelerate its obligations thereunder. In addition, the determination of future tax reporting positions, the structuring of future transactions and the handling of any future challenges by any taxing authorities to our tax reporting positions may take into consideration these non-controlling interest holders' tax or other considerations, which may differ from the considerations of us or our other stockholders.
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
We expect that the amount of the cash payments that we are required to make under the Tax Receivable Agreement will be significant. Any payments made by us to the non-controlling interest holders under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the Tax Receivable Agreement. Payments under the Tax Receivable Agreement are not conditioned on any non-controlling interest holders continued ownership of LLC Interests or our Class A common stock..
The actual amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of redemptions or exchanges by the holders of LLC Interests, the amount of gain recognized by such

Shake Shack Inc. Form 10-K | 44

holders of LLC Interests, the amount and timing of the taxable income we generate in the future, and the federal tax rates then applicable.
The non-controlling interest holders have the right to have their LLC Interests redeemed or exchanged into shares of Class A common stock, which may cause volatility in our stock price.
We have an aggregate of 160,715,002 shares of Class A common stock authorized but unissued, including 2,869,513 shares of Class A common stock issuable upon the redemption or exchange of LLC Interests held by the non-controlling interest holders. Subject to certain restrictions set forth in the SSE Holdings LLC Agreement, the non-controlling interest holders are entitled to have their LLC Interests redeemed or exchanged for shares of our Class A common stock.
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
We will continue to incur relatively outsized costs as a result of being a public company and in the administration of our complex organizational structure.
As a public company, we incur significant legal, accounting, insurance and other expenses that we would not incur as a private company, including costs associated with public company reporting requirements. We have also incurred and will continue to incur costs associated with compliance with the Sarbanes-Oxley Act and related rules implemented by the SEC. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing, and the SEC has proposed new rules which, if adopted, would impose significant new disclosure obligations on us related to climate change and cybersecurity. These rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming. These laws and regulations also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. Furthermore, if we are unable to continue to satisfy our obligations as a public company, we would be subject to delisting our common stock, fines, sanctions and other regulatory action and potentially civil litigation.
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

Shake Shack Inc. Form 10-K | 45

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
We are a holding company and have no material assets other than our ownership interest in SSE Holdings, certain deferred tax assets and our note receivable from SSE Holdings. As such, we will have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses or declare and pay dividends in the future, if any, will be dependent upon the distributions we receive from SSE Holdings. There can be no assurance that SSE Holdings will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in our debt instruments, will permit such distributions.
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

Shake Shack Inc. Form 10-K | 46

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

Shake Shack Inc. Form 10-K | 47

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
Certain provisions in the indenture governing the Notes may make it more difficult or expensive for a third party to acquire us. For example, the indenture governing the Notes will require us, except as described in the offering memorandum, to repurchase the Notes for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its Notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase the Notes and/or increase the conversion rate, which could make it costlier for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.

Shake Shack Inc. Form 10-K | 48

Item 1B. Unresolved Staff Comments.
None.

Shake Shack Inc. Form 10-K | 49

Item 2. Properties.
Our home office is located at 225 Varick Street, Suite 301, New York, NY 10014. We lease our home office, which is approximately 32,000 square feet and all of our domestic Company-operated Shacks. We also have an international office in Hong Kong. We do not own any real property, nor do we own or lease any property related to our licensed operations. The following table sets forth the number of Company-operated and licensed Shacks by geographic location as of December 28, 2022.

	Company- Operated	Licensed	Total
Alabama	1	—	1
Arizona	4	1	5
California	36	1	37
Colorado	8	1	9
Connecticut	5	—	5
Delaware	1	—	1
District of Columbia	6	1	7
Florida	19	2	21
Georgia	7	1	8
Illinois	10	—	10
Indiana	3	1	4
Kansas	1	—	1
Kentucky	1	—	1
Louisiana	3	1	4
Maryland	7	1	8
Massachusetts	13	—	13
Michigan	7	—	7
Minnesota	4	1	5
Missouri	5	1	6
Nevada	4	2	6
New Jersey	13	3	16
New York	38	6	44
North Carolina	6	2	8
Ohio	5	1	6
Oregon	1	—	1
Pennsylvania	9	2	11
Rhode Island	1	—	1
Tennessee	3	1	4
Texas	20	2	22
Utah	2	1	3
Virginia	5	1	6
Washington	3	—	3
Wisconsin	3	—	3
DOMESTIC	254	33	287

Shake Shack Inc. Form 10-K | 50

Bahrain	—	2	2
China	—	32	32
Japan	—	13	13
Kuwait	—	13	13
Mexico	—	9	9
Oman	—	1	1
Philippines	—	5	5
Qatar	—	5	5
Saudi Arabia	—	5	5
Singapore	—	9	9
South Korea	—	24	24
Turkey	—	6	6
United Arab Emirates	—	14	14
United Kingdom	—	11	11
INTERNATIONAL	—	149	149
SYSTEM-WIDE	254	182	436

Item 3. Legal Proceedings
We are subject to various legal proceedings, claims and liabilities, such as employment-related claims and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance. As of December 28, 2022, we do not expect the amount of ultimate liability with respect to these matters to be material to the Company's financial condition, results of operations or cash flows.
Item 4. Mine Safety Disclosures.
Not applicable.

Shake Shack Inc. Form 10-K | 51

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
MARKET INFORMATION

Our Class A common stock is traded on the New York Stock Exchange under the symbol "SHAK."
Our Class B common stock is not listed nor traded on any stock exchange.
HOLDERS OF RECORD

As of February 15, 2023, there were 154 shareholders of record of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or "street name" accounts through brokers. As of February 15, 2023, there were 19 shareholders of record of our Class B common stock.
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

Shake Shack Inc. Form 10-K | 52

STOCK PERFORMANCE GRAPH

The following graph and table illustrate the total return from December 27, 2017 through December 28, 2022 for (i) our Class A common stock, (ii) the Standard and Poor's 500 Index, and (iii) the Standard and Poor’s 600 Restaurants Index, assuming an investment of $100 on December 27, 2017 including the reinvestment of dividends, where applicable.
Comparison of 5 Year Cumulative Total Return

	12/27/2017	12/26/2018	12/25/2019	12/30/2020	12/29/2021	12/28/2022
Shake Shack Inc.	$100.00	$97.45	$135.21	$191.38	$158.12	$95.96
S&P 500 Index	100.00	95.62	125.72	148.85	191.58	156.89
S&P 600 Restaurants Index	100.00	110.09	123.74	156.99	150.35	119.82

Shake Shack Inc. Form 10-K | 53

Item 6. Selected Financial Data.
Not applicable.

Shake Shack Inc. Form 10-K | 54

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

Shake Shack Inc. Form 10-K | 55

OVERVIEW

Shake Shack serves modern, fun and elevated versions of American classics using only the best ingredients. We are known for our made-to-order Angus beef burgers, crispy chicken, hand-spun milkshakes, house-made lemonades, beer, wine, and more. Our fine dining roots and commitment to community building, hospitality and the sourcing of premium ingredients is what we call "fine casual." Fine casual couples the ease, value and convenience of fast casual concepts with the high standards of excellence grounded in our fine dining roots — thoughtful ingredient sourcing and preparation, hospitality and quality.
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
For discussion of our results of operations and changes in financial condition for fiscal 2021 compared to fiscal 2020 refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended December 29, 2021, filed on February 18, 2022.
The following definitions apply to these terms as used herein:
"Average unit volume" is calculated by dividing total Shack sales by the number of Shacks open during the period. For Shacks that are not open for the entire period, fractional adjustments are made to the number of Shacks in the denominator such that it corresponds to the period of associated sales.
"Average weekly sales" is calculated by dividing total Shack sales by the number of operating weeks for all Shacks in operation during the period. For Shacks that are not open for the entire period, fractional adjustments are made to the number of operating weeks such that it corresponds to the period of associated sales.
"Same-Shack sales" represents Shack sales for the comparable Shack base, which is defined as the number of domestic Company-operated Shacks open for 24 full fiscal months or longer. For consecutive days that Shacks were temporarily closed, the comparative period was also adjusted. Same-Shack sales percentage reflects the change in year-over-year Shack sales for the comparable Shack base.
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
Recent Business Trends
We closed the fiscal fourth quarter and fiscal year ended December 28, 2022 with a strong finish. Despite continued macro economic challenges, we opened a total of 35 Shacks system-wide during the fiscal fourth quarter, including 22 Company-operated Shacks. As of December 28, 2022 there were 436 Shacks open globally. Macroeconomic uncertainty remains, however momentum in the quarter headed in a positive direction with continued return to office and increased travel demand increasing our revenue year-over-year. Overall, we were pleased with the strength of our recent sales and margin performance, supported by early positive reception to our October pricing and growth of in-Shack traffic.
Same-Shack sales for the fiscal fourth quarter ended December 28, 2022 increased 5.1% compared to the same period last year, with urban Shacks increasing 8.1% and suburban Shacks increasing 2.5%. This increase was driven by a 6% increase in price mix primarily due to menu price increases partially offset by a 0.9% decrease in guest traffic.

Shake Shack Inc. Form 10-K | 56

Same-Shack sales for the fiscal year ended December 28, 2022 increased 7.8% compared to the same period last year, with urban Shacks increasing 14.0% and suburban Shacks increasing 2.7%. This increase was due to a 4.9% increase in guest traffic due to the return of in-Shack dining as well as an increase in price mix of 2.9%.
For the purpose of calculating same-Shack sales growth for the fiscal fourth quarter and fiscal year ended December 28, 2022, Shack sales for 179 Shacks were included in the comparable Shack base.
Average weekly sales were $76,000 in the fiscal fourth quarter ended December 28, 2022, compared to $74,000 in the same period last year, driven by higher menu prices, the opening of 22 net new domestic Company-operated Shacks and the continued growth in urban and suburban Shacks. Average weekly sales were $73,000 for the fiscal year ended December 28, 2022 compared to $71,000 for the same period last year, driven by the opening of 36 net new domestic Company-operated Shacks.
Shack system-wide sales increased 15.8% to $364.1 million for the fiscal fourth quarter ended December 28, 2022, versus the same period last year. Shack system-wide sales increased 22.7% to $1,378.5 million for the fiscal year ended December 28, 2022, versus the same period last year. Average unit volume for domestic Company-operated Shacks was $3.8 million for the fiscal year ended December 28, 2022 compared to $3.7 million in the same period last year.
Digital sales for the fiscal fourth quarter and fiscal year ended December 28, 2022 decreased 6.0% and 9.4% respectively, compared to the same periods last year due to guests returning in-Shack. Digital sales includes orders placed on the Shake Shack app, website and third-party delivery platforms, which represented 36.2% of Shack sales during the fiscal fourth quarter ended December 28, 2022. Digital sales retention was approximately 74% in fiscal December 2022 when compared to fiscal January 2021, when digital sales peaked. During the fiscal fourth quarter of 2022, our new purchasers in Company-owned app and web channels grew 6.7% versus the fiscal third quarter of 2022, to 4.8 million total new purchasers since mid-March of 2020.

Shake Shack Inc. Form 10-K | 57

Development Highlights
During fiscal 2022, we opened 36 new domestic Company-operated Shacks and 33 new licensed Shacks. There were two permanent international licensed Shack closures and no permanent domestic Company-operated Shack closures in fiscal 2022. Below are Shacks opened during the fourth quarter of 2022.

Location	Type	Opening Date
Mexico City, MX — Mitikah	International Licensed	9/29/2022
Phelps, NY — Junius Ponds Travel Plaza	Domestic Licensed	10/6/2022
Beverly Hills, CA — Beverly Hills	Domestic Company-operated	10/7/2022
Bishan, Singapore — Junction 8	International Licensed	10/13/2022
Manila, Philippines — Mall of Asia	International Licensed	10/21/2022
Jamaica, NY — Jamaica Ave	Domestic Company-operated	10/24/2022
Boca Raton, FL — Town Center at Boca	Domestic Company-operated	10/26/2022
Osaka, Japan — Universal Studios Japan	International Licensed	10/27/2022
Hingham, MA — Derby Street Shoppes	Domestic Company-operated	10/28/2022
Indianapolis, IN — Indianapolis International Airport	Domestic Licensed	11/1/2022
Orlando, FL — Orlando International Airport	Domestic Licensed	11/1/2022
Sterling Heights, MI — Sterling Heights	Domestic Company-operated	11/4/2022
Nanjing, China — Nanjing, MixC	International Licensed	11/5/2022
Los Angeles, CA — Silverlake	Domestic Company-operated	11/7/2022
Baton Rouge, LA — Baton Rouge	Domestic Company-operated	11/14/2022
Brookfield, WI — Brookfield	Domestic Company-operated	11/17/2022
Roseville, MN — Rosedale Center	Domestic Company-operated	11/18/2022
Suzhou, China — Suzhou Center	International Licensed	11/19/2022
Edison, NJ — Menlo Park	Domestic Company-operated	11/26/2022
Jersey City, NJ — Newport Centre	Domestic Company-operated	11/30/2022
Doha, Qatar — Doha City Center	International Licensed	11/30/2022
Bucheon, South Korea — Bucheon	International Licensed	12/2/2022
Fort Worth, TX — Westbend	Domestic Company-operated	12/3/2022
Plano, TX — Park and Preston	Domestic Company-operated	12/5/2022
Boston, MA — Prudential Center	Domestic Company-operated	12/5/2022
Baltimore, MD — Canton	Domestic Company-operated	12/14/2022
San Jose, CA — Westfield Oakridge	Domestic Company-operated	12/15/2022
Atlanta, GA — West Midtown	Domestic Company-operated	12/20/2022
San Francisco, CA — Stonestown Galleria	Domestic Company-operated	12/22/2022
Chapel Hill, NC — Chapel Hill	Domestic Company-operated	12/22/2022
Beijing, China — Hopson One	International Licensed	12/22/2022
Shanghai, China — QingPu Outlets	International Licensed	12/23/2022
Canoga Park, CA — Westfield Topanga	Domestic Company-operated	12/27/2022
Brooklyn, NY — Kings Plaza	Domestic Company-operated	12/27/2022
Springfield, PA — Springfield	Domestic Company-operated	12/27/2022

Shake Shack Inc. Form 10-K | 58

RESULTS OF OPERATIONS

The following table summarizes our results of operations for fiscal 2022 and fiscal 2021:

(dollar amounts in thousands)	2022		2021
Shack sales	$869,270	96.5%	$714,989	96.6%
Licensing revenue	31,216	3.5%	24,904	3.4%
TOTAL REVENUE	900,486	100.0%	739,893	100.0%
Shack-level operating expenses(1):
Food and paper costs	261,584	30.1%	218,262	30.5%
Labor and related expenses	257,358	29.6%	215,114	30.1%
Other operating expenses	130,869	15.1%	103,232	14.4%
Occupancy and related expenses	68,508	7.9%	59,228	8.3%
General and administrative expenses	118,790	13.2%	85,996	11.6%
Depreciation and amortization expense	72,796	8.1%	58,991	8.0%
Pre-opening costs	15,050	1.7%	13,291	1.8%
Impairment and loss on disposal of assets	2,425	0.3%	1,632	0.2%
TOTAL EXPENSES	927,380	103.0%	755,746	102.1%
LOSS FROM OPERATIONS	(26,894)	(3.0)%	(15,853)	(2.1)%
Other income, net	4,127	0.5%	95	—%
Interest expense	(1,518)	(0.2)%	(1,577)	(0.2)%
LOSS BEFORE INCOME TAXES	(24,285)	(2.7)%	(17,335)	(2.3)%
Income tax expense (benefit)	1,682	0.2%	(7,224)	(1.0)%
NET LOSS	(25,967)	(2.9)%	(10,111)	(1.4)%
Less: Net loss attributable to non-controlling interests	(1,876)	(0.2)%	(1,456)	(0.2)%
NET LOSS ATTRIBUTABLE TO SHAKE SHACK INC.	$(24,091)	(2.7)%	$(8,655)	(1.2)%
(1)As a percentage of Shack sales.

Shake Shack Inc. Form 10-K | 59

Shack Sales
Shack sales represent the aggregate sales of food, beverages and Shake Shack branded merchandise at our domestic Company-operated Shacks and gift card breakage income. Shack sales in any period are directly influenced by the number of operating weeks in such period and the total number of open Shacks.

(dollar amounts in thousands)	2022	2021
Shack sales	$869,270	$714,989
Percentage of Total revenue	96.5%	96.6%
Dollar change compared to prior year	$154,281
Percentage change compared to prior year	21.6%
Shack sales for the fiscal year ended December 28, 2022 increased 21.6% to $869.3 million versus the prior year. The increase was primarily due to increased guest traffic, particularly at our New York City locations, and increased menu prices as well as the opening of 36 new domestic Company-operated Shacks during the fiscal year.
Licensing Revenue
Licensing revenue is comprised of license fees, opening fees for certain licensed Shacks and territory fees. License fees are calculated as a percentage of sales and territory fees are payments for the exclusive right to develop Shacks in a specific geographic area.

(dollar amounts in thousands)	2022	2021
Licensing revenue	$31,216	$24,904
Percentage of Total revenue	3.5%	3.4%
Dollar change compared to prior year	$6,312
Percentage change compared to prior year	25.3%
Licensing revenue for the fiscal year ended December 28, 2022 increased 25.3% to $31.2 million versus the prior year. The increase was primarily due to 31 net new licensed Shacks opened during fiscal 2022, which contributed approximately $2.8 million to Licensing revenue, as well as higher sales at existing licensed Shacks, particularly domestic airports.
Food and Paper Costs
Food and paper costs include the direct costs associated with food, beverage and packaging of our menu items. The components of food and paper costs are variable by nature, changing with sales volume, and are impacted by menu mix, channel mix and fluctuations in commodity costs, as well as geographic scale and proximity.

(dollar amounts in thousands)	2022	2021
Food and paper costs	$261,584	$218,262
Percentage of Shack sales	30.1%	30.5%
Dollar change compared to prior year	$43,322
Percentage change compared to prior year	19.8%
Food and paper costs for the fiscal year ended December 28, 2022 increased 19.8% to $261.6 million versus the prior year. The increase was primarily due to the opening of 36 net new domestic Company-operated Shacks during fiscal 2022 as well as continued inflation in commodities such as dairy, paper and chicken.
As a percentage of Shack sales, the decrease in Food and paper costs for fiscal 2022 was primarily due to menu price increases partially offset by higher commodity costs. However, beef costs declined during fiscal 2022.

Shake Shack Inc. Form 10-K | 60

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

(dollar amounts in thousands)	2022	2021
Labor and related expenses	$257,358	$215,114
Percentage of Shack sales	29.6%	30.1%
Dollar change compared to prior year	$42,244
Percentage change compared to prior year	19.6%
Labor and related expenses for the fiscal year ended December 28, 2022 increased 19.6% to $257.4 million versus the prior year. The increase was primarily due to the opening of 36 net new domestic Company-operated Shacks during fiscal 2022 as well as increased wages and salaries for our Shack teams.
As a percentage of Shack sales, Labor and related expenses declined from 30.1% in fiscal 2021 to 29.6% in fiscal 2022. This decrease was primarily due to sales leverage, partially offset by more managers per Shack and increased wages and salaries.
Other Operating Expenses
Other operating expenses consist of delivery commissions, Shack-level marketing expenses, repairs and maintenance, utilities and other operating expenses incidental to operating our domestic Company-operated Shacks, such as non-perishable supplies, credit card fees and property insurance.

(dollar amounts in thousands)	2022	2021
Other operating expenses	$130,869	$103,232
Percentage of Shack sales	15.1%	14.4%
Dollar change compared to prior year	$27,637
Percentage change compared to prior year	26.8%
Other operating expenses for the fiscal year ended December 28, 2022 increased 26.8% to $130.9 million versus the prior year. The increase was primarily due to the opening of 36 net new domestic Company-operated Shacks during fiscal 2022, increased facilities costs, mainly utilities and cleaning, as well as increased transaction costs and repairs and maintenance.
As a percentage of Shack sales, Other operating expenses increased from 14.4% in fiscal 2021 to 15.1% in fiscal 2022. This increase was primarily due to increased facilities costs primarily related to higher costs of cleaning and utility services as well as increased marketing expense, partially offset by sales leverage and delivery mix.
Occupancy and Related Expenses
Occupancy and related expenses consist of Shack-level occupancy expenses (including rent, common area expenses and certain local taxes), and exclude occupancy expenses associated with unopened Shacks, which are recorded separately in Pre-opening costs.

Shake Shack Inc. Form 10-K | 61

(dollar amounts in thousands)	2022	2021
Occupancy and related expenses	$68,508	$59,228
Percentage of Shack sales	7.9%	8.3%
Dollar change compared to prior year	$9,280
Percentage change compared to prior year	15.7%
Occupancy and related expenses for the fiscal year ended December 28, 2022 increased 15.7% to $68.5 million versus the prior year. The increase was primarily due to the opening of 36 net new domestic Company-operated Shacks during the fiscal year.
As a percentage of Shack sales, the decrease in Occupancy and related expenses for fiscal 2022 was primarily due to sales leverage partially offset by increases in variable rent from higher sales.
General and Administrative Expenses
General and administrative expenses consist of costs associated with corporate and administrative functions that support Shack development and operations, as well as equity-based compensation expense.

(dollar amounts in thousands)	2022	2021
General and administrative expenses	$118,790	$85,996
Percentage of Total revenue	13.2%	11.6%
Dollar change compared to prior year	$32,794
Percentage change compared to prior year	38.1%
General and administrative expenses for the fiscal year ended December 28, 2022 increased 38.1% to $118.8 million versus the prior year. The increase was primarily due to an increase in wages and other team costs to support our Shack growth, an accrual of $6.7 million related to legal matters as well as investments in marketing and technology initiatives.
As a percentage of Total revenue, the increase in General and administrative expenses for fiscal 2022 was primarily due to the aforementioned increase in wages and other team costs to support our Shack growth, investment spend and legal accrual.
Depreciation and Amortization Expense
Depreciation and amortization expense primarily consists of the depreciation of fixed assets, including leasehold improvements and equipment.

(dollar amounts in thousands)	2022	2021
Depreciation and amortization expense	$72,796	$58,991
Percentage of Total revenue	8.1%	8.0%
Dollar change compared to prior year	$13,805
Percentage change compared to prior year	23.4%
Depreciation and amortization expense for the fiscal year ended December 28, 2022 increased 23.4% to $72.8 million versus the prior year. The increase was primarily due to incremental depreciation of capital expenditures related to the opening of 36 net new domestic Company-operated Shacks during fiscal 2022 as well as additional depreciation related to the home office expansion and technology projects placed in service.
As a percentage of Total revenue, the increase in Depreciation and amortization expense for fiscal 2022 was primarily due to the aforementioned new Shack openings as well as the additional depreciation related to the home office expansion and technology projects placed into service, partially offset by accelerated depreciation expense related to the closure of the Company's Shack in New York City's Penn Station in fiscal 2021.

Shake Shack Inc. Form 10-K | 62

Pre-Opening Costs
Pre-opening costs consist primarily of occupancy, manager and team member wages, cookware, travel and lodging costs for our opening training team and other supporting team members, marketing expenses, legal fees and inventory costs incurred prior to the opening of a Shack. All such costs incurred prior to the opening of a domestic Company-operated Shack are expensed in the period in which the expense was incurred. Pre-opening costs can fluctuate significantly from period to period, based on the number and timing of domestic Company-operated Shack openings and the specific pre-opening costs incurred for each domestic Company-operated Shack. Additionally, domestic Company-operated Shack openings in new geographic markets may initially experience higher pre-opening costs than our established geographic markets, such as the New York City metropolitan area, where we have greater economies of scale and incur lower travel and lodging costs for our training team.

(dollar amounts in thousands)	2022	2021
Pre-opening costs	$15,050	$13,291
Percentage of Total revenue	1.7%	1.8%
Dollar change compared to prior year	$1,759
Percentage change compared to prior year	13.2%
Pre-opening costs for the fiscal year ended December 28, 2022 increased 13.2% to $15.1 million versus the prior year. The increase was due to increased occupancy expense primarily related to the timing of Shack openings throughout the year and increased wages and travel related costs for our Shack teams, partially offset by a decrease in legal fees related to professional services.
Impairment and Loss on Disposal of Assets
Impairment and loss on disposal of assets consist of impairment charges related to our long-lived assets, which includes property and equipment, as well as operating and finance lease assets. Additionally, Impairment and loss on disposal of assets includes the net book value of assets that have been retired which primarily consists of furniture, equipment and fixtures that were replaced in the normal course of business.

(dollar amounts in thousands)	2022	2021
Impairment and loss on disposal of assets	$2,425	$1,632
Percentage of Total revenue	0.3%	0.2%
Dollar change compared to prior year	$793
Percentage change compared to prior year	48.6%
Impairment and loss on disposal of assets for the fiscal year ended December 28, 2022 increased 48.6% to $2.4 million versus the prior year. The increase was primarily due to the number of Shacks maturing in our base as well as the non-cash impairment charge of $0.1 million during fiscal 2022 related to one Shack.
Other Income, Net
Other income, net consists of interest income, adjustments to liabilities under our tax receivable agreement, dividend income and net unrealized and realized gains and losses from marketable securities.

(dollar amounts in thousands)	2022	2021
Other income, net	$4,127	$95
Percentage of Total revenue	0.5%	—%
Dollar change compared to prior year	$4,032
Percentage change compared to prior year	4,244.2%

Shake Shack Inc. Form 10-K | 63

Other income, net for the fiscal year ended December 28, 2022 increased from $0.1 million to $4.1 million versus the prior year. The increase was primarily due to an increase in dividend income of $3.7 million related to an increase in interest rates.
Interest Expense
Interest expense generally consists of interest on the current portion of our liabilities under the Tax Receivable Agreement, imputed interest related to our financing equipment leases, amortization of deferred financing costs, interest and fees on our Revolving Credit Facility and amortization of debt issuance costs.

(dollar amounts in thousands)	2022	2021
Interest expense	$(1,518)	$(1,577)
Percentage of Total revenue	(0.2)%	(0.2)%
Dollar change compared to prior year	$59
Percentage change compared to prior year	(3.7)%
Interest expense for the fiscal year ended December 28, 2022 decreased 3.7% to $1.5 million versus the prior year. The decrease was primarily due to sponsorship credits received from our banking partners partially offset by an increase in amortization expense related to our Convertible Notes issued in March 2021.
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

(dollar amounts in thousands)	2022	2021
Income tax expense (benefit)	$1,682	$(7,224)
Percentage of Total revenue	0.2%	(1.0)%
Dollar change compared to prior year	$8,906
Percentage change compared to prior year	(123.3)%
Our effective income tax rates for fiscal 2022 and fiscal 2021 were (6.9)% and 41.7%, respectively. The decrease in our effective income tax rate from fiscal 2021 to fiscal 2022 was primarily driven by additional expense related to an increase in valuation allowance, increase in foreign tax expense and net expense related to equity-based compensation, partially offset by higher tax credits.
Net Loss Attributable to Non-controlling Interests
We are the sole managing member of SSE Holdings and have the sole voting power in, and control the management of, SSE Holdings. Accordingly, we consolidate the financial results of SSE Holdings and report a non-controlling interest on our Consolidated Statements of Loss, representing the portion of net loss attributable to the other members of SSE Holdings. The Third Amended and Restated Limited Liability Company Agreement of SSE Holdings provides that holders of LLC Interests may, from time to time, require SSE Holdings to redeem all or a portion of their LLC Interests for newly-issued shares of Class A common stock on a one-for-one basis. In connection with any redemption or exchange, we will receive a corresponding number of LLC Interests, increasing our total ownership interest in SSE Holdings. The weighted average ownership percentages for the applicable reporting periods are used to attribute net loss and other comprehensive loss to Shake Shack Inc. and the non-controlling interest holders.

Shake Shack Inc. Form 10-K | 64

(dollar amounts in thousands)	2022	2021
Net loss attributable to non-controlling interests	$(1,876)	$(1,456)
Percentage of Total revenue	(0.2)%	(0.2)%
Dollar change compared to prior year	$(420)
Percentage change compared to prior year	28.8%
Net loss attributable to non-controlling interests for the fiscal year ended December 28, 2022 increased 28.8% to $1.9 million versus the prior year. The increase was primarily due to a decline in net results compared to fiscal 2021 partially offset by a decrease in the non-controlling interest holders' weighted average ownership, which was 6.9% and 7.0% for fiscal 2022 and fiscal 2021, respectively.
NON-GAAP FINANCIAL MEASURES

To supplement the Consolidated Financial Statements, which are prepared and presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"), we use the following non-GAAP financial measures: Shack-level operating profit, Shack-level operating profit margin, EBITDA, adjusted EBITDA, adjusted EBITDA margin, adjusted pro forma net loss, adjusted pro forma loss per fully exchanged and diluted share (collectively the "non-GAAP financial measures").
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
Limitations of the Usefulness of this Measure
Shack-level operating profit and Shack-level operating profit margin may differ from similarly titled measures used by other companies due to different methods of calculation. Presentation of Shack-level operating profit and Shack-level operating profit margin is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. Shack-level operating profit excludes certain costs, such as General and administrative expenses and Pre-opening costs, which are considered normal, recurring cash operating expenses and are essential to support the operation and development of our Shacks. Therefore, this measure may not provide a complete understanding of the operating results of our Company as a whole and Shack-level operating profit and Shack-level operating profit margin should be reviewed in conjunction with our GAAP financial results. A reconciliation of Shack-level operating profit to Loss from Operations, the most directly comparable GAAP financial measure, is as follows.

Shake Shack Inc. Form 10-K | 65

(dollar amounts in thousands)	2022	2021	2020
Loss from operations(1)	$(26,894)	$(15,853)	$(43,876)
Less:
Licensing revenue	31,216	24,904	16,528
Add:
General and administrative expenses	118,790	85,996	64,250
Depreciation and amortization expense	72,796	58,991	48,801
Pre-opening costs	15,050	13,291	8,580
Impairment and loss on disposal of assets(2)	2,425	1,632	10,151
Shack-level operating profit	$150,951	$119,153	$71,378

Total revenue	$900,486	$739,893	$522,867
Less: Licensing revenue	31,216	24,904	16,528
Shack sales	$869,270	$714,989	$506,339

Shack-level operating profit margin(3,4)	17.4%	16.7%	14.1%
(1)Fiscal 2020 included a $0.9 million reduction in Occupancy and related expenses due to the closure of our Shack in New York City's Penn Station.
(2)Fiscal 2022 included a non-cash impairment charge of $0.1 million related to one Shack and fiscal 2020 included a non-cash impairment charge of $7.6 million related to two Shacks and our home office.
(3)For fiscal 2022, Shack-level operating profit margin included a $1.3 million cumulative catch-up adjustment for gift card breakage income, recognized in Shack sales.
(4)As a percentage of Shack sales.
EBITDA and Adjusted EBITDA
EBITDA is defined as Net loss before Interest expense (net of interest income), Income tax expense (benefit) and Depreciation and amortization expense. Adjusted EBITDA is defined as EBITDA (as defined above) excluding equity-based compensation expense, deferred lease costs, Impairment and loss on disposal of assets, amortization of cloud-based software implementation costs, as well as certain non-recurring items that we do not believe directly reflect our core operations and may not be indicative of our recurring business operations.
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
Limitations of the Usefulness of These Measures
EBITDA and adjusted EBITDA may differ from similarly titled measures used by other companies due to different methods of calculation. Presentation of EBITDA and adjusted EBITDA is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. EBITDA and adjusted EBITDA exclude certain normal recurring expenses. Therefore, these measures may not provide a complete understanding of our performance and should be reviewed in conjunction with our GAAP financial measures. A reconciliation of EBITDA and adjusted EBITDA to Net loss, the most directly comparable GAAP measure, is as follows.

Shake Shack Inc. Form 10-K | 66

(in thousands)	2022	2021	2020
Net loss	$(25,967)	$(10,111)	$(45,534)
Depreciation and amortization expense	72,796	58,991	48,801
Interest expense, net	1,518	1,577	815
Income tax expense (benefit)	1,682	(7,224)	57
EBITDA	50,029	43,233	4,139

Equity-based compensation	13,326	8,703	5,560
Amortization of cloud-based software implementation costs(1)	1,500	1,245	1,444
Deferred lease costs(2)	(2,247)	245	92
Impairment and loss on disposal of assets(3)	2,425	1,632	10,151
Legal settlements(4)	6,710	560	—
Gift card breakage cumulative catch-up adjustment	(1,281)	—	—
Debt offering related costs(5)	—	231	—
Executive transition costs	34	179	150
Other (income) loss related to adjustment of liabilities under tax receivable agreement	—	(2)	1,147
Project Concrete(6)	—	—	(229)
Other(7)	—	—	285
ADJUSTED EBITDA	$70,496	$56,026	$22,739

Adjusted EBITDA margin(8)	7.8%	7.6%	4.3%
(1)Represents amortization of capitalized implementation costs related to cloud-based software arrangements that are included within General and administrative expenses.
(2)Reflects the extent to which lease expense is greater than or less than contractual fixed base rent. Fiscal 2020, included a $0.9 million reduction in Occupancy and related expenses related to the closing of the Company's Shack in New York City's Penn Station.
(3)Fiscal 2022, included a non-cash impairment charge of $0.1 million related to one Shack. Fiscal 2020, included a non-cash impairment charge of $7.6 million related to two Shacks and our home office.
(4)Expenses incurred to establish accruals related to the settlements of legal matters. Refer to Note 17, Commitments and Contingencies, in the accompanying Consolidated Financial Statements, for additional information.
(5)Costs incurred in connection with the Company’s Convertible Notes, issued in March 2021, including consulting and advisory fees. Refer to Note 8, Debt, in the accompanying Consolidated Financial Statements, for additional information.
(6)Represents consulting and advisory fees related to the Company's enterprise-wide system upgrade initiative called Project Concrete completed in fiscal 2019.
(7)Represents incremental expenses incurred related to an inventory adjustment and certain team member related expenses.
(8)Calculated as a percentage of Total revenue, which was $900.5 million, $739.9 million and $522.9 million, respectively, for fiscal 2022, fiscal 2021 and fiscal 2020.

Shake Shack Inc. Form 10-K | 67

Adjusted Pro Forma Net Loss and Adjusted Pro Forma Loss Per Fully Exchanged and Diluted Share
Adjusted pro forma net loss represents Net loss attributable to Shake Shack Inc. assuming the full exchange of all outstanding SSE Holdings, LLC membership interests ("LLC Interests") for shares of Class A common stock, adjusted for certain non-recurring items that we do not believe are directly related to our core operations and may not be indicative of our recurring business operations. Adjusted pro forma loss per fully exchanged and diluted share is calculated by dividing adjusted pro forma net loss by the weighted average shares of Class A common stock outstanding, assuming the full exchange of all outstanding LLC Interests, after giving effect to the dilutive effect of outstanding equity-based awards.
How These Measures Are Useful
When used in conjunction with GAAP financial measures, adjusted pro forma net loss and adjusted pro forma loss per fully exchanged and diluted share are supplemental measures of operating performance that we believe are useful measures to evaluate our performance period over period and relative to our competitors. By assuming the full exchange of all outstanding LLC Interests, we believe these measures facilitate comparisons with other companies that have different organizational and tax structures, as well as comparisons period over period because it eliminates the effect of any changes in Net loss attributable to Shake Shack Inc. driven by increases in our ownership of SSE Holdings, which are unrelated to our operating performance, and excludes items that are non-recurring or may not be indicative of our ongoing operating performance.
Limitations of the Usefulness of These Measures
Adjusted pro forma net loss and adjusted pro forma loss per fully exchanged and diluted share may differ from similarly titled measures used by other companies due to different methods of calculation. Presentation of adjusted pro forma net loss and adjusted pro forma loss per fully exchanged and diluted share should not be considered alternatives to net loss and earnings (loss) per share, as determined under GAAP. While these measures are useful in evaluating our performance, they do not account for the earnings attributable to the non-controlling interest holders and therefore do not provide a complete understanding of the Net loss attributable to Shake Shack Inc. Adjusted pro forma net loss and adjusted pro forma loss per fully exchanged and diluted share should be evaluated in conjunction with our GAAP financial results. A reconciliation of adjusted pro forma net loss to Net loss attributable to Shake Shack Inc., the most directly comparable GAAP measure, and the computation of adjusted pro forma loss per fully exchanged and diluted share are set forth below.

Shake Shack Inc. Form 10-K | 68

(in thousands, except per share amounts)	2022	2021	2020
Numerator:
Net loss attributable to Shake Shack Inc.	$(24,091)	$(8,655)	$(42,158)
Adjustments:
Reallocation of Net loss attributable to non-controlling interests from the assumed exchange of LLC Interests(1)	(1,876)	(1,456)	(3,376)
Legal settlements(2)	6,710	560	—
Gift card breakage cumulative catch-up adjustment	(1,281)	—	—
Asset impairment charge(3)	99	—	7,644
Executive transition costs	34	179	150
Debt offering related costs(4)	—	231	—
Other (income) loss related to the adjustment of liabilities under tax receivable agreement	—	(2)	1,147
Revolving Credit Facility amendments related costs(5)	—	323	—
Reduction in Occupancy and related expenses due to Shack closure(6)	—	—	(897)
Project Concrete(7)	—	—	(229)
Other(8)	—	—	285
Tax impact of above adjustments (9)	7,498	6,175	15,089
Adjusted pro forma net loss	$(12,907)	$(2,645)	$(22,345)
Denominator:
Weighted average shares of Class A common stock outstanding—diluted	39,237	39,085	37,129
Adjustments:
Assumed exchange of LLC Interests for shares of Class A common stock(1)	2,892	2,927	3,096
Adjusted pro forma fully exchanged weighted average shares of Class A common stock outstanding—diluted	42,129	42,012	40,225
Adjusted pro forma loss per fully exchanged share—diluted	$(0.31)	$(0.06)	$(0.56)

	2022	2021	2020
Loss per share of Class A common stock—diluted	$(0.61)	$(0.22)	$(1.14)
Assumed exchange of LLC Interests for shares of Class A common stock(1)	(0.01)	(0.02)	0.01
Non-GAAP adjustments(10)	0.31	0.18	0.57
Adjusted pro forma loss per fully exchanged share—diluted	$(0.31)	$(0.06)	$(0.56)
(1)Assumes the exchange of all outstanding LLC Interests for shares of Class A common stock, resulting in the elimination of the non-controlling interest and recognition of the net loss attributable to non-controlling interests.
(2)Expenses incurred to establish accruals related to the settlements of legal matters. Refer to Note 17, Commitments and Contingencies, in the accompanying Consolidated Financial Statements, for additional information.
(3)Fiscal 2022 included a non-cash impairment charge of $0.1 million related to one Shack. Fiscal 2020 included a non-cash impairment charge of $7.6 million related to two Shacks and our home office.
(4)Costs incurred in connection with the Company’s Convertible Notes, issued in March 2021, including consulting and advisory fees. Refer to Note 8, Debt, in the accompanying Consolidated Financial Statements, for additional information.
(5)Expense incurred in connection with the Company's amendments on the Revolving Credit Facility, including the write-off of previously capitalized costs on the Revolving Credit Facility.
(6)Fiscal 2020 includes a $0.9 million reduction in Occupancy and related expenses related to the closing of the Company's Shack in New York City's Penn Station.
(7)Represents consulting and advisory fees related to our enterprise-wide system upgrade initiative called Project Concrete completed in fiscal 2019.
(8)Represents incremental expenses incurred related to an inventory adjustment and certain team member related expenses.
(9)For fiscal 2022, fiscal 2021 and fiscal 2020, amounts represent the tax effect of the aforementioned adjustments and pro forma adjustments to reflect corporate income taxes at assumed effective tax rates of 31.1%, 83.5% and 40.2%, respectively, which include provisions for U.S. federal income taxes, certain LLC entity-level taxes and foreign withholding taxes, assuming the highest statutory rates apportioned to each applicable state, local and foreign jurisdiction.
(10)Represents the per share impact of non-GAAP adjustments for each period. Refer to the reconciliation of Adjusted Pro Forma Net Loss above, for additional information.

Shake Shack Inc. Form 10-K | 69

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, short-term investments and availability under our Revolving Credit Facility. As of December 28, 2022, we maintained a Cash and cash equivalents balance of $230.5 million and a short-term investments balance of $80.7 million within Marketable securities. In March 2021, we issued 0% Convertible Senior Notes (“Convertible Notes”), and received $243.8 million of proceeds, net of discounts. Refer to Note 8, Debt, in the accompanying Consolidated Financial Statements, for additional information.
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
In addition, we are obligated to make payments to certain members of SSE Holdings under the Tax Receivable Agreement. As of December 28, 2022, such obligations totaled $234.9 million. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related payments under the Tax Receivable Agreement. Although the amount of any payments that must be made under the Tax Receivable Agreement may be significant, the timing of these payments will vary and will generally be limited to one payment per member per year. The amount of such payments are also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us or to SSE Holdings, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
Summary of Cash Flows
The following table presents a summary of our cash flows from operating, investing and financing activities.

(in thousands)	2022	2021
Net cash provided by operating activities	$76,741	$58,402
Net cash used in investing activities	(143,424)	(144,890)
Net cash provided by (used in) financing activities	(5,202)	242,021
Increase (decrease) in cash and cash equivalents	(71,885)	155,533
Cash and cash equivalents at beginning of period	302,406	146,873
Cash and cash equivalents at end of period	$230,521	$302,406
Operating Activities
For fiscal 2022, net cash provided by operating activities was $76.7 million compared to $58.4 million for fiscal 2021, an increase of $18.3 million. The increase was primarily due to an $18.5 million increase in net results after excluding non-cash charges, as well as changes in working capital partially offset by an increase in payments on lease liabilities.

Shake Shack Inc. Form 10-K | 70

Investing Activities
For fiscal 2022, net cash used in investing activities was $143.4 million compared to $144.9 million for fiscal 2021, a decrease of $1.5 million. This decrease was primarily due to a decrease in net purchases of marketable securities of $42.5 million partially offset by an increase of $41.1 million in capital expenditures to support our real estate development, which includes 21 Shacks under construction as of December 28, 2022 compared to 12 under construction as of December 29, 2021.
Financing Activities
For fiscal 2022, net cash used in financing activities was $5.2 million compared to net cash provided by financing activities of $242.0 million for fiscal 2021, a decrease of $247.2 million. This decrease was primarily due to $243.8 million in net cash proceeds received in fiscal 2021 from the issuance of the Convertible Notes, net of discount.
Convertible Notes
In March 2021, we issued $250.0 million aggregate principal amount of 0% Convertible Senior Notes due 2028 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The Convertible Notes will mature on March 1, 2028, unless earlier converted, redeemed or repurchased in certain circumstances. Upon conversion, we pay or deliver, as the case may be, cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at our election. Refer to Note 8, Debt, in the accompanying Consolidated Financial Statements included in Part II, Item 8, for additional information.
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
Under the Revolving Credit Facility, outstanding borrowings bear interest at either: (i) LIBOR, or the Secured Overnight Financing Rate upon the discontinuance or unavailability of LIBOR, plus a percentage ranging from 1.0% to 2.5% or (ii) the base rate plus a percentage ranging from 0.0% to 1.5%, in each case depending on our net lease adjusted leverage ratio. As of December 28, 2022 and December 29, 2021, no amounts were outstanding under the Revolving Credit Facility.
The obligations under the Revolving Credit Facility are secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' direct and indirect subsidiaries, with certain exceptions.
The Revolving Credit Facility requires us to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios, as well as other customary affirmative and negative covenants. As of December 28, 2022, we were in compliance with all covenants.
Contractual Obligations
Material contractual obligations arising in the normal course of business primarily consist of operating and finance lease obligations, long-term debt, liabilities under Tax Receivable Agreement and purchase obligations. The timing and nature of these commitments are expected to have an impact on our liquidity and capital requirements in future periods. Refer to Note 8, Debt and Note 9, Leases, in the accompanying Consolidated Financial Statements included in Part II, Item 8 for additional information relating to our long-term debt and operating and financing leases.
Liabilities under Tax Receivable Agreement include amounts to be paid to the non-controlling interest holders, assuming we will have sufficient taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. Refer to Note 14, Income Taxes, and Note 17, Commitments and Contingencies, in the accompanying Consolidated Financial Statements included in Part II, Item 8, for additional information relating to our Tax Receivable Agreement and related liabilities.
Purchase obligations include all legally binding contracts, including commitments for the purchase, construction or remodeling of real estate and facilities, firm minimum commitments for inventory purchases, equipment purchases, marketing-related contracts,

Shake Shack Inc. Form 10-K | 71

software acquisition/license commitments and service contracts. The majority of our purchase obligations are due within the next 12 months.
OFF-BALANCE SHEET ARRANGEMENTS

Except for operating leases entered into in the normal course of business where we have not yet taken physical possession of the leased property, certain letters of credit entered into as security under the terms of several of our leases and the unrecorded contractual obligations set forth above, we did not have any other off-balance sheet arrangements as of December 28, 2022.
CRITICAL ACCOUNTING ESTIMATES

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
The critical accounting estimates described below are those that materially affect or have the greatest potential impact on our Consolidated Financial Statements, and involve difficult, subjective or complex judgments made by management. Because of the uncertainty inherent in these matters, actual results may differ from those estimates we use in applying our critical accounting estimates. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.
Valuation of Long-Lived Assets
We assess potential impairments to our long-lived assets, which includes property and equipment and operating lease assets, at least annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset. The evaluation is performed at the lowest level of identifiable cash flows, which is primarily at the individual Shack level. Significant judgment is involved in determining the assumptions used in estimating future cash flows, including projected sales growth, operating margins, economic conditions and changes in the operating environment. Changes in these assumptions could have a significant impact on the recoverability of the asset and may result in additional impairment charges.
If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset, considering external market participant assumptions.
Leases
We currently lease all of our domestic Company-operated Shacks, the home office, and certain equipment under various non-cancelable lease agreements. Determining the probable term for each lease requires judgement by management and can impact the classification and accounting for a lease as financing or operating, as well as the period for straight-lined rent expense and the depreciation period for lease hold improvements.
We calculate operating lease assets and lease liabilities as the present value of fixed lease payments over the reasonably certain lease term beginning at the commencement date. We use an incremental borrowing rate (“IBR”) in determining the present value of future lease payments as there are no explicit rates provided in the leases. The IBR is an estimate based on several factors, including financial market conditions, comparable company and credit analysis as well as management judgement. If the IBR was changed, our operating lease assets and lease liabilities could differ materially.

Shake Shack Inc. Form 10-K | 72

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
Concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. As of December 28, 2022, we are in a three-year cumulative loss position. This is considered significant evidence that is difficult to overcome. However, the three-year cumulative loss position is not solely determinative, and, accordingly, management considers all available positive and negative evidence in our analysis. Although we are in a three-year cumulative loss position as of December 28, 2022, we have a recent history of earnings prior to the onset of the COVID-19 pandemic. We expect to return to profitability as the effects of the pandemic subside and we begin to generate sufficient taxable income to utilize our deferred tax assets. We have recorded a valuation allowance against certain state tax credits and foreign tax credits that are not expected to be utilized prior to expiration. As of December 28, 2022, we had $300.5 million of net deferred tax assets, net of valuation allowances. We expect to realize future tax benefits related to the utilization of these assets. However, since future financial results may differ from previous estimates, periodic adjustments to our valuation allowance may be necessary. If we determine in the future that we will not be able to fully utilize all or part of these deferred tax assets, we would record a valuation allowance through earnings in the period the determination was made, which would have an adverse effect on our results of operations and earnings in future periods.
Liabilities Under Tax Receivable Agreement
As described in Note 14, in the accompanying Consolidated Financial Statements included in Part II, Item 8, we are a party to the Tax Receivable Agreement under which we are contractually committed to pay the non-controlling interest holders 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of certain transactions. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. Therefore, we would only recognize a liability for TRA Payments if we determine it is probable that we will generate sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including projected Shack openings, revenue growth, and operating margins, among others. As of December 28, 2022, we recognized $234.9 million of liabilities relating to our obligations under the Tax Receivable Agreement, after concluding that it was probable that we would have sufficient future taxable income to utilize the related tax benefits. There were no transactions subject to the Tax Receivable Agreement for which we did not recognize the related liability, as we concluded that we would have sufficient future taxable income to utilize all of the related tax benefits generated by all transactions that occurred in fiscal 2022. If we determine in the future that we will not be able to fully utilize all or part of the related tax benefits, we would de-recognize the portion of the liability related the benefits not expected to be utilized.
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

Shake Shack Inc. Form 10-K | 73

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
Loss from operations would have decreased or increased by approximately $2.5 million and $2.1 million in 2022 and 2021, respectively, if all foreign currencies uniformly weakened or strengthened 10% relative to the U.S. dollar, holding other variables constant, including sales volume. The effect of a uniform movement of all currencies by 10% is provided to illustrate a hypothetical scenario and related effect on operating income. Actual results will differ as foreign currencies may move in uniform or different directions, magnitudes, and timing.
INTEREST RATE RISK

We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. Our Revolving Credit Facility carries interest at a floating rate. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. As of December 28, 2022, we had no outstanding borrowings under the Revolving Credit Facility.
We are also exposed to interest rate risk through fluctuations of interest rates on our cash balances and investments. Our equity securities primarily consist of fixed-income and equity instruments. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations.
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

Shake Shack Inc. Form 10-K | 74

Item 8. Financial Statements and Supplementary Data.

Shake Shack Inc. Form 10-K | 75

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
Ernst & Young LLP, our independent registered public accounting firm, has audited the Consolidated Financial Statements as of December 28, 2022, as stated in their report herein.
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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 28, 2022, based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the results of our evaluation, management concluded that our internal control over financial reporting was effective as of December 28, 2022.
Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 28, 2022, as stated in their report herein.

Shake Shack Inc. Form 10-K | 76

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Shake Shack Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Shake Shack Inc. (the Company) as of December 28, 2022 and December 29, 2021, the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 28, 2022, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 28, 2022 and December 29, 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 28, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2023 expressed an unqualified opinion thereon.
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

Shake Shack Inc. Form 10-K | 77

Measurement of deferred tax assets related to the Company’s investment in SSE Holdings LLC

Description of the Matter
As discussed in Notes 12 and 14 of the consolidated financial statements, the noncontrolling interest holders of SSE Holdings LLC (“LLC”) may redeem their equity interests in SSE Holdings LLC (“LLC interests”) for shares of the Company’s Class A common stock. For income tax purposes, these redemptions are treated as direct purchases of LLC equity and are recorded at their fair market value upon the date of the redemption. The resulting incremental tax basis in excess of the book basis arising from a redemption represents a deductible temporary difference for which a deferred tax asset is recorded. At December 28, 2022, the Company’s total deferred tax asset related to the basis difference in its investment in LLC was $90 million. The basis difference in the Company’s investment in LLC changes through redemptions of LLC interests and other qualifying transactions.

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

Measurement of the valuation allowance against deferred tax assets

Description of the Matter
As discussed in Notes 2 and 14 of the consolidated financial statements, a valuation allowance is recognized if the Company determines it is more likely than not that all or a portion of a deferred tax asset will not be recognized. In making such determination, the Company considers all available evidence, including scheduled reversals of deferred tax liabilities, tax planning strategies and recent and forecasted results of operations. As of December 28, 2022, the Company is in a three-year cumulative book loss position, and is looking to its forecasted future U.S. federal taxable income to conclude that it is more likely than not that these deferred tax assets, except for certain local unincorporated business tax and foreign tax credits, will be fully realized prior to their expiration. At December 28, 2022, the Company had a net deferred tax asset balance for U.S. federal income taxes of $301 million, for which a valuation allowance of $10 million was provided.

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

Shake Shack Inc. Form 10-K | 78

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

Measurement of the Tax Receivable Agreement liability

Description of the Matter
As discussed in Note 14 of the consolidated financial statements, the Company has a Tax Receivable Agreement (“TRA”) with certain current and historical holders of LLC interests, which is a contractual commitment to distribute 85% of any tax benefits (“TRA Payment”), realized or deemed to be realized by the Company to the parties to the TRA. The TRA payments are contingent upon, among other things, the generation of future taxable income over the term of the TRA and future changes in tax laws. At December 28, 2022, the Company’s liability due to the holders of LLC interests under the TRA (“TRA liability”), was $235 million.

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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for determining the measurement of the Company’s TRA obligation. Such controls include management's review controls over the computation of the TRA liability, which is based on several inputs including the Company’s share of the tax basis in the LLC, as discussed above, as well as the estimate of future qualified taxable income over the term of the TRA. We also tested management's review control over the calculation of the TRA liability in accordance with the terms set out in the TRA.

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

Shake Shack Inc. Form 10-K | 79

Lease accounting

Description of the Matter
As discussed in Note 9 of the consolidated financial statements, domestic Company-operated Shacks are located on leased premises. As of December 28, 2022, the Company’s right-of-use assets and lease liabilities are $367 million and $469 million, respectively.

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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for determining the classification, valuation and completeness of the right-of-use asset and the lease liability. Such controls include management’s review of the completeness of the population of leases and verification of the accuracy of the computation of the right-of-use asset and lease liability, including the determination of the incremental borrowing rate, and the evaluation of impairment of the right-of-use assets.

We tested the completeness of the lease population through the evidence obtained from inquiries of Company personnel and an assessment of leases on a location-by-location basis based upon our knowledge of the Company’s openings of new Shake Shack restaurants for each location. For a sample of leases, we performed audit procedures that included, among others, testing the accuracy of the data used in the calculation of the right-of-use asset and the lease liability by agreeing the underlying inputs, such as possession date, lease term and payment terms, to source documents, such as lease contracts. We tested automated system controls over the computation and recording of right-of-use assets, lease liabilities, amortization, and interest. We recalculated the right-of-use asset and the lease liability and evaluated the key assumptions and methodologies used in the Company’s selection of the incremental borrowing rate by developing a comparative calculation. We tested the Company’s impairment assessment, by evaluating significant assumptions, including market rent assumptions, lease terms, and discount rate, used to estimate the fair value of right-of-use assets, and valuation methodologies used in the Company’s models.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2014.
New York, New York
February 23, 2023

Shake Shack Inc. Form 10-K | 80

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Shake Shack Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Shake Shack Inc.’s (the Company’s) internal control over financial reporting as of December 28, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Shake Shack Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 28, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 28, 2022 and December 29, 2021, the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 28, 2022, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”) and our report dated February 23, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York

February 23, 2023

Shake Shack Inc. Form 10-K | 81

SHAKE SHACK INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 28 2022	December 29 2021
ASSETS
Current assets:
Cash and cash equivalents	$230,521	$302,406
Marketable securities	80,707	80,000
Accounts receivable, net	13,877	13,657
Inventories	4,184	3,850
Prepaid expenses and other current assets	14,699	9,763
Total current assets	343,988	409,676
Property and equipment, net of accumulated depreciation of $290,362 and $222,768, respectively	467,031	389,386
Operating lease assets	367,488	347,277
Deferred income taxes, net	300,538	298,668
Other assets	15,817	12,563
TOTAL ASSETS	$1,494,862	$1,457,570
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,407	$19,947
Accrued expenses	47,945	36,892
Accrued wages and related liabilities	17,576	14,638
Operating lease liabilities, current	42,238	35,519
Other current liabilities	19,552	14,501
Total current liabilities	147,718	121,497
Long-term debt	244,589	243,542
Long-term operating lease liabilities	427,227	400,113
Liabilities under tax receivable agreement, net of current portion	234,893	234,045
Other long-term liabilities	20,687	22,773
Total liabilities	1,075,114	1,021,970
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of December 28, 2022 and December 29, 2021.	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 39,284,998 and 39,142,397 shares issued and outstanding as of December 28, 2022 and December 29, 2021, respectively.	39	39
Class B common stock, $0.001 par value—35,000,000 shares authorized; 2,869,513 and 2,921,587 shares issued and outstanding as of December 28, 2022 and December 29, 2021, respectively.	3	3
Additional paid-in capital	415,611	405,940
Retained earnings (accumulated deficit)	(20,537)	3,554
Accumulated other comprehensive income	—	1
Total stockholders' equity attributable to Shake Shack Inc.	395,116	409,537
Non-controlling interests	24,632	26,063
Total equity	419,748	435,600
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,494,862	$1,457,570
See accompanying Notes to Consolidated Financial Statements.

Shake Shack Inc. Form 10-K | 82

SHAKE SHACK INC.
CONSOLIDATED STATEMENTS OF LOSS
(in thousands, except per share amounts)

	Fiscal Year Ended
	December 28 2022	December 29 2021	December 30 2020
Shack sales	$869,270	$714,989	$506,339
Licensing revenue	31,216	24,904	16,528
TOTAL REVENUE	900,486	739,893	522,867
Shack-level operating expenses:
Food and paper costs	261,584	218,262	153,335
Labor and related expenses	257,358	215,114	156,814
Other operating expenses	130,869	103,232	73,220
Occupancy and related expenses	68,508	59,228	51,592
General and administrative expenses	118,790	85,996	64,250
Depreciation and amortization expense	72,796	58,991	48,801
Pre-opening costs	15,050	13,291	8,580
Impairment and loss on disposal of assets	2,425	1,632	10,151
TOTAL EXPENSES	927,380	755,746	566,743
LOSS FROM OPERATIONS	(26,894)	(15,853)	(43,876)
Other income (expense), net	4,127	95	(786)
Interest expense	(1,518)	(1,577)	(815)
LOSS BEFORE INCOME TAXES	(24,285)	(17,335)	(45,477)
Income tax expense (benefit)	1,682	(7,224)	57
NET LOSS	(25,967)	(10,111)	(45,534)
Less: Net loss attributable to non-controlling interests	(1,876)	(1,456)	(3,376)
NET LOSS ATTRIBUTABLE TO SHAKE SHACK INC.	$(24,091)	$(8,655)	$(42,158)
Loss per share of Class A common stock:
Basic	$(0.61)	$(0.22)	$(1.14)
Diluted	$(0.61)	$(0.22)	$(1.14)
Weighted average shares of Class A common stock outstanding:
Basic	39,237	39,085	37,129
Diluted	39,237	39,085	37,129
See accompanying Notes to Consolidated Financial Statements.

Shake Shack Inc. Form 10-K | 83

SHAKE SHACK INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Fiscal Year Ended
	December 28 2022	December 29 2021	December 30 2020
Net loss	$(25,967)	$(10,111)	$(45,534)
Other comprehensive income (loss), net of tax(1):
Change in foreign currency translation adjustment	(1)	(2)	1
OTHER COMPREHENSIVE INCOME (LOSS)	(1)	(2)	1
COMPREHENSIVE LOSS	(25,968)	(10,113)	(45,533)
Less: Comprehensive loss attributable to non-controlling interests	(1,876)	(1,456)	(3,376)
COMPREHENSIVE LOSS ATTRIBUTABLE TO SHAKE SHACK INC.	$(24,092)	$(8,657)	$(42,157)
(1)Net of tax benefit of $0 for fiscal years ended December 28, 2022, December 29, 2021 and December 30, 2020.

See accompanying Notes to Consolidated Financial Statements.

Shake Shack Inc. Form 10-K | 84

SHAKE SHACK INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE DECEMBER 25, 2019	34,417,302	$35	3,145,197	$3	$244,410	$54,367	$2	$23,168	$321,985
Net loss						(42,158)		(3,376)	(45,534)
Other comprehensive income:
Net change in foreign currency translation adjustment							1		1
Equity-based compensation					5,600				5,600
Activity under stock compensation plans	456,942	1			5,909			305	6,215
Redemption of LLC interests	194,009	—	(194,009)	—	1,723			(1,723)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					1,707				1,707
Distributions paid to non-controlling interest holders								(478)	(478)
Issuance of Class A common stock sold in equity offerings, net of underwriting discounts, commissions and offering costs	3,649,537	3			135,718			9,276	144,997
BALANCE DECEMBER 30, 2020	38,717,790	39	2,951,188	3	395,067	12,209	3	27,172	434,493
Net loss						(8,655)		(1,456)	(10,111)
Other comprehensive income:									—
Net change in foreign currency translation adjustment							(2)		(2)
Equity-based compensation					8,803				8,803
Activity under stock compensation plans	395,006	—			1,829			1,348	3,177
Redemption of LLC interests	29,601	—	(29,601)	—	33			(33)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					208				208
Distributions paid to non-controlling interest holders								(968)	(968)
BALANCE DECEMBER 29, 2021	39,142,397	39	2,921,587	3	405,940	3,554	1	26,063	435,600
Net loss						(24,091)		(1,876)	(25,967)
Other comprehensive income:
Net change in foreign currency translation adjustment							(1)		(1)
Equity-based compensation					13,518				13,518
Activity under stock compensation plans	90,527	—			(2,978)			1,168	(1,810)
Redemption of LLC interests	52,074	—	(52,074)	—	313			(313)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					(1,182)				(1,182)
Distributions paid to non-controlling interest holders								(410)	(410)
BALANCE DECEMBER 28, 2022	39,284,998	$39	2,869,513	$3	$415,611	$(20,537)	$—	$24,632	$419,748
See accompanying Notes to Consolidated Financial Statements.

Shake Shack Inc. Form 10-K | 85

SHAKE SHACK INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	December 28 2022	December 29 2021	December 30 2020
OPERATING ACTIVITIES
Net loss (including amounts attributable to non-controlling interests)	$(25,967)	$(10,111)	$(45,534)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	72,796	58,991	48,801
Amortization of debt issuance costs	1,047	867	—
Amortization of cloud computing asset	1,500	1,245	1,444
Non-cash operating lease cost	58,801	50,888	44,910
Equity-based compensation	13,326	8,703	5,560
Deferred income taxes	(3,357)	(10,379)	(1,356)
Non-cash interest expense	218	353	66
(Gain) loss on sale of marketable securities	—	5	(79)
Impairment and loss on disposal of assets	2,425	1,632	10,151
Other non-cash expense (income)	(1)	(4)	1,937
Unrealized loss on equity securities	158	277	59
Changes in operating assets and liabilities:
Accounts receivable	9,139	(4,193)	1,006
Inventories	(334)	(962)	(667)
Prepaid expenses and other current assets	(2,473)	4,913	(5,197)
Other assets	(8,065)	(2,722)	(2,940)
Accounts payable	3,541	(6,450)	4,626
Accrued expenses	4,707	7,175	2,170
Accrued wages and related liabilities	2,859	4,200	(1,010)
Other current liabilities	8,541	(1,166)	1,752
Operating lease liabilities	(61,364)	(43,417)	(33,724)
Other long-term liabilities	(756)	(1,443)	5,375
NET CASH PROVIDED BY OPERATING ACTIVITIES	76,741	58,402	37,350
INVESTING ACTIVITIES
Purchases of property and equipment	(142,559)	(101,495)	(69,038)
Purchases of marketable securities	(865)	(47,399)	(20,359)
Sales of marketable securities	—	4,004	20,000
NET CASH USED IN INVESTING ACTIVITIES	(143,424)	(144,890)	(69,397)
FINANCING ACTIVITIES
Proceeds from issuance of convertible notes, net of discount	—	243,750	—
Proceeds from Revolving Credit Facility	—	—	50,000
Payments on Revolving Credit Facility	—	—	(50,000)
Deferred financing costs	—	(169)	(64)
Proceeds from issuance of Class A common stock sold in equity offerings, net of underwriting discounts, commissions and offering costs	—	—	144,997
Payments on principal of finance leases	(2,974)	(2,694)	(2,206)
Distributions paid to non-controlling interest holders	(410)	(968)	(478)
Debt issuance costs	—	(1,075)	—
Payments under tax receivable agreement	—	—	(6,643)
Net proceeds from stock option exercises	424	6,731	8,033
Employee withholding taxes related to net settled equity awards	(2,242)	(3,554)	(1,818)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(5,202)	242,021	141,821
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(71,885)	155,533	109,774
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	302,406	146,873	37,099
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$230,521	$302,406	$146,873
Supplemental cash flow information and non-cash investing and financing activities are further described in the accompanying notes.
See accompanying Notes to Consolidated Financial Statements.

Shake Shack Inc. Form 10-K | 86

SHAKE SHACK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shake Shack Inc. Form 10-K | 87

NOTE 1: NATURE OF OPERATIONS

Shake Shack Inc. was formed on September 23, 2014 as a Delaware corporation for the purpose of facilitating an initial public offering and other related transactions in order to carry on the business of SSE Holdings, LLC and its subsidiaries ("SSE Holdings"). Shake Shack Inc. is the sole managing member of SSE Holdings and, as sole managing member, the Company operates and controls all of the business and affairs of SSE Holdings. As a result, the Company consolidates the financial results of SSE Holdings and reports a non-controlling interest representing the economic interest in SSE Holdings held by the other members of SSE Holdings. As of December 28, 2022 the Company owned 93.2% of SSE Holdings. Unless the context otherwise requires, "we," "us," "our," "Shake Shack," the "Company" and other similar references, refer to Shake Shack Inc. and, unless otherwise stated, all of its subsidiaries, including SSE Holdings.
The Company operates and licenses Shake Shack restaurants ("Shacks"), which serve burgers, chicken, hot dogs, crinkle cut fries, shakes, frozen custard, beer, wine and more. As of December 28, 2022, there were 436 Shacks in operation, system-wide, of which 254 were domestic Company-operated Shacks, 33 were domestic licensed Shacks and 149 were international licensed Shacks.
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
SSE Holdings is considered a variable interest entity. Shake Shack Inc. is the primary beneficiary as the Company has the majority economic interest in SSE Holdings and, as the sole managing member, has decision making authority that significantly affects the economic performance of the entity, while the limited partners have no substantive kick-out or participating rights. As a result, the Company consolidates SSE Holdings. The assets and liabilities of SSE Holdings represent substantially all of the Company's consolidated assets and liabilities with the exception of certain deferred taxes and liabilities under the Tax Receivable Agreement. As of December 28, 2022 and December 29, 2021, the net assets of SSE Holdings were $362,571 and $376,857, respectively. The assets of SSE Holdings are subject to certain restrictions in SSE Holdings' revolving credit agreement. Refer to Note 8, Debt, and Note 14, Income Taxes, for additional information.
Fiscal Year
The Company operates on a 52/53 week fiscal year ending on the last Wednesday of December. Fiscal year 2022 contained 52 weeks and ended on December 28, 2022 ("fiscal 2022"). Fiscal year 2021 contained 52 weeks and ended on December 29, 2021 ("fiscal 2021"). Fiscal year 2020 contained 53 weeks and ended on December 30, 2020 ("fiscal 2020"). Unless otherwise stated, references to years in this report relate to fiscal years.
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

Shake Shack Inc. Form 10-K | 88

Segment Reporting
The chief operating decision maker (the "CODM") is the Chief Executive Officer. The Company determined it has one operating segment and one reportable segment, as the CODM regularly reviews Shack operations and financial performance at a consolidated level to allocate resources.
Fair Value Measurements
The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Assets and liabilities are categorized based on the priority of the inputs to the valuation technique into a three-level fair value hierarchy as set forth below.
▪Level 1 — Quoted prices in active markets for identical assets or liabilities.
▪Level 2 — Observable inputs other than quoted prices in active markets for identical assets or liabilities, quoted prices for identical assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.
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
Marketable Securities
Marketable securities consist of mutual funds that primarily invest in corporate bonds, certificates of deposits, asset-backed securities, commercial paper, U.S. Treasury obligations, and foreign government securities. Marketable securities are recorded at fair value, with unrealized gains and losses recorded in Other income (expense), net. Dividend and interest income are recognized when earned and are recorded in Other income (expense), net on the Consolidated Statements of Loss.
Accounts Receivable, Net
Accounts receivable, net consist primarily of receivables from our licensees for licensing revenue and related reimbursements, credit card receivables and vendor rebates. The collectability of accounts receivable is evaluated based on a variety of factors, including historical experience, current economic conditions and other factors.
Inventories
Inventories, which consist of food, paper goods, beverages, beer, wine and retail merchandise, are valued at the lower of weighted average cost or net realizable value. No adjustment is deemed necessary to reduce inventory to net realizable value due to the rapid turnover and high utilization of inventory.
Property and Equipment, Net
Property and equipment, net is stated at historical cost less accumulated depreciation. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets, which generally range from five to seven years for equipment, furniture and fixtures, and two to five years for computer equipment and software. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the related lease terms.
Costs incurred when constructing Shacks are capitalized. The cost of repairs and maintenance are expensed when incurred. Costs for refurbishments and improvements that significantly increase the productive capacity or extend the useful life of the

Shake Shack Inc. Form 10-K | 89

assets are capitalized. When assets are disposed, the resulting gain or loss is recognized in Impairment and loss on disposal of assets on the Consolidated Statements of Loss.
Valuation of Long-lived Assets
The Company assesses potential impairments to our long-lived assets, which include property and equipment and operating lease right-of-use assets, whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of an asset is measured by a comparison of the carrying value of the asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying value of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized in the amount by which the carrying value of the asset exceeds the fair value of the asset, considering external market participant assumptions. Since the determination of future cash flows is an estimate of future performance, there may be future impairments in the event that future cash flows do not meet expectations. Refer to Note 4, Fair Value Measurements, for additional information.
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
Implementation costs associated with cloud computing arrangements hosted by third party vendors are capitalized when incurred during the application development phase. Amortization is calculated on a straight-line basis over the contractual term of the cloud computing arrangement and is recorded within General and administrative expenses on the Consolidated Statements of Loss. As of December 28, 2022 and December 29, 2021, capitalized implementation costs from cloud computing arrangements totaled $6,212 and $6,431, respectively, net of accumulated amortization.
The costs of obtaining non-transferable liquor licenses that are directly issued by local government agencies for nominal fees are expensed as incurred. The costs of purchasing transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses are capitalized as indefinite-lived intangible assets. Annual liquor license renewal fees, for both types of licenses, are expensed over the renewal term. As of December 28, 2022 and December 29, 2021, indefinite-lived intangible assets relating to transferable liquor licenses totaled $1,837 and $1,461, respectively. Indefinite-lived intangible assets are evaluated for impairment annually during the fourth quarter, and whenever events or circumstances indicate that an impairment may exist. When evaluating intangible assets for impairment, the Company first performs a qualitative assessment to determine whether it is more likely than not that an intangible asset group is impaired. If determined that it is more likely than not that the carrying value of the intangible asset group exceeds its fair value, the Company performs a quantitative assessment to derive the fair value of the intangible asset group. If the carrying value of the intangible asset group exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. In addition, the Company continuously monitors and may revise the useful lives of intangible assets when facts and circumstances change.
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

Shake Shack Inc. Form 10-K | 90

Delivery services are fulfilled by third-party delivery partners whether ordered through the Shack app and website ("Company-owned platforms") or though third-party delivery partners. Revenue from orders through Company-owned platforms includes delivery fees and is recognized when the delivery partner transfers the order to the guest as the Company controls the delivery. For these sales, the Company receives payment directly from the guest at the time of sale. Revenue from orders through third-party delivery partners is recognized when the order is transferred to the third-party delivery partner and excludes delivery fees collected by the delivery partner as the Company does not control the delivery. The Company receives payment from the delivery partner subsequent to the transfer of order and the payment terms are short-term in nature. For all delivery sales, the Company is considered the principal and recognizes the revenue on a gross basis.
During fiscal 2022, the Company concluded it has accumulated a sufficient level of historical data from a large pool of homogeneous transactions to allow it to reasonably and objectively determine an estimated gift card breakage rate and the pattern of actual gift card redemptions. Accordingly, the Company recognizes breakage income and reduces the related gift card liability for unredeemed gift cards in proportion to actual redemptions of gift cards. The Company will continue to review historical gift card redemption information at each reporting period to assess the continued appropriateness of the gift card breakage rate and pattern of redemption.
In accordance with ASC 250, Accounting Changes and Error Corrections, the Company concluded that this accounting change represented a change in accounting estimate. As a result, a cumulative catch-up adjustment was recorded during fiscal 2022 that resulted in $1,281 of gift card breakage income. Inclusive of this cumulative catch-up, $1,472 of gift card breakage income was recognized during fiscal 2022. Gift card breakage income is included in Shack sales in the Consolidated Statements of Loss.
Licensing revenue includes initial territory fees, Shack opening fees and ongoing sales-based royalty fees from licensed Shacks. Generally, the licenses granted to develop, open and operate each Shack in a specified territory are the predominant good or service transferred to the licensee and represent distinct performance obligations. Ancillary promised services, such as training and assistance during the initial opening of a Shack, are typically combined with the license and considered one performance obligation per Shack. The Company determines the transaction price for each contract, which is comprised of the initial territory fee and an estimate of the total Shack opening fees the Company expects to be entitled to. The calculation of total Shack opening fees included in the transaction price requires judgment, as it is based on an estimated number of Shacks the Company expects the licensee to open. The transaction price is then allocated equally to each Shack expected to open. The performance obligation is satisfied over time, starting when a Shack opens through the end of the license term for the related Shack therefore revenue is recognized on a straight-line basis over the license term. Generally, payment for the initial territory fee is received upon execution of the license agreement and payment for the Shack opening fees is received either in advance or upon opening the related Shack. These payments are initially deferred and recognized in revenue as the performance obligations are satisfied, which occurs over a long-term period. Revenue from sales-based royalties is recognized as the related sales occur.
Equity-based Compensation
Equity-based compensation expense is measured based on the grant-date fair value of the awards. For awards with graded-vesting features and service conditions only, compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award. For awards with graded-vesting features and a combination of service and performance conditions, compensation expense is recognized using a graded-vesting attribution method over the vesting period based on the most probable outcome of the performance conditions. For awards with cliff vesting features and a combination of service and performance conditions, compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award. Actual distributed shares are calculated upon conclusion of the service and performance periods. Forfeitures are recognized as they occur for all equity awards. Equity-based compensation expense is included in General and administrative expenses and Labor and related expenses on the Consolidated Statements of Loss.
Advertising
Most advertising costs are expensed as incurred, with the exception of advertising production costs, which are expensed at the time the advertising first takes place. Advertising costs amounted to $12,376, $5,677 and $1,449 in fiscal 2022, fiscal 2021 and fiscal 2020, respectively, and are included in General and administrative expense and Other operating expenses on the Consolidated Statements of Loss.

Shake Shack Inc. Form 10-K | 91

Leases
Shake Shack currently leases all of its domestic Company-operated Shacks, the home office and certain equipment under various non-cancelable lease agreements that expire on various dates through 2044. The Company evaluates contracts entered into to determine whether the contract involves the use of property or equipment, which is either explicitly or implicitly identified in the contract. The Company evaluates whether it controls the use of the asset, which is determined by assessing whether substantially all economic benefits from the use of the asset is obtained, and whether the Company has the right to direct the use of the asset. If these criteria are met and the Company has identified a lease, a right of use asset and lease liability are recorded on the Consolidated Balance Sheets. Upon possession of a leased asset, the Company determines whether the lease is an operating or finance lease. All of the Company's real estate leases are classified as operating leases and most equipment leases are classified as finance leases.
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
For operating leases, fixed lease payments are recognized as operating lease costs on a straight-line basis over the lease term. Lease expense incurred before a Shack opens is recorded in Pre-opening costs on the Consolidated Statements of Loss. Once a domestic Company-operated Shack opens, the straight-line lease expense and contingent rent, if applicable, are recorded in Occupancy and related expenses on the Consolidated Statements of Loss. Many of the leases also require the Company to pay real estate taxes, common area maintenance costs and other occupancy costs which are included in Occupancy and related expenses on the Consolidated Statements of Loss. Finance leases are recognized in depreciation expense on a straight-line basis over the remaining lease term, along with recognition of interest expense associated with accretion of the lease liability. For both operating and finance leases that contain lease and non-lease components, the components are combined and accounted for as a single lease component. Variable lease costs for both operating and finance leases, if any, is recognized as incurred. For leases with a lease term of 12 months or less ("short-term lease"), any fixed lease payments are recognized on a straight-line basis over such term, and are not recognized on the Consolidated Balance Sheets.
The Company calculates operating lease assets and lease liabilities as the present value of fixed lease payments over the reasonably certain lease term beginning at the commencement date. The Company uses its incremental borrowing rate (“IBR”) in determining the present value of future lease payments as there are no explicit rates provided in the leases. The IBR used to measure the lease liability is derived from the average of the yield curves obtained from using the notching method and the recovery rate method. The most significant assumption in calculating the IBR is the Company's credit rating and is subject to judgment. The credit rating used to develop the IBR is determined by utilizing the credit ratings of other public companies with similar financial information as SSE Holdings.
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
Pre-opening Costs
Pre-opening costs are expensed as incurred and consist primarily of occupancy, manager and team member wages, cookware, travel and lodging costs for the opening training team and other supporting team members, marketing expenses, legal fees, and inventory costs incurred prior to the opening of a Shack.

Shake Shack Inc. Form 10-K | 92

Income Taxes
Income taxes are accounted for pursuant to the asset and liability method which requires the recognition of deferred income tax assets and liabilities related to the expected future tax consequences arising from temporary differences between the carrying values and tax bases of assets and liabilities based on enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Any effects of changes in income tax rates or laws are included in Income tax expense on the Consolidated Statements of Loss in the period of enactment. A valuation allowance is recognized if we determine it is more likely than not that all or a portion of a deferred tax asset will not be recognized. In making such determination, the Company considers all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent and expected future results of operations.
Recently Adopted Accounting Pronouncements
Accounting Standards Updates ("ASU") adopted in fiscal 2022 are summarized below.

ASU	Description	Date Adopted
Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848	This amendment updates the sunset date of the reference rate relief guidance during the transition period for the discontinuation of the UK Financial Conduct Authority (FCA) publishing of the LIBOR rate which originally was announced to be December 31, 2021 but was deferred to June 30, 2023. Topic 848 now has a new sunset date of December 31, 2024.	December 21, 2022
Recently Issued Accounting Pronouncements
The Company reviewed all recently issued accounting pronouncements and concluded that they were not applicable or not expected to have a significant impact on the Consolidated Financial Statements.

Shake Shack Inc. Form 10-K | 93

NOTE 3: REVENUE

Revenue Recognition
Revenue disaggregated by type was as follows:

	2022	2021	2020
Shack sales	$869,270	$714,989	$506,339
Licensing revenue:
Sales-based royalties	30,204	24,150	15,773
Initial territory and opening fees	1,012	754	755
Total revenue	$900,486	$739,893	$522,867
The aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of December 28, 2022 was $20,721. The Company expects to recognize this amount as revenue over a long-term period, as the license term for each Shack ranges from 5 to 20 years. This amount excludes any variable consideration related to sales-based royalties.
Contract Balances
Contract liabilities and receivables from contracts with customers were as follows:

	December 28 2022	December 29 2021
Shack sales receivables	$8,779	$6,939
Licensing receivables, net of allowance for doubtful accounts	3,918	4,005
Gift card liability	2,285	3,297
Deferred revenue, current	969	763
Deferred revenue, long-term	14,340	12,669
Revenue recognized during fiscal 2022 and fiscal 2021 included in the respective liability balances at the beginning of the period were as follows:

	2022	2021
Gift card liability(1)	$1,781	$456
Deferred revenue	954	716
(1)For fiscal 2022, amount includes the cumulative catch-up adjustment that resulted in $1,281 of gift card breakage income. Refer to Note 2, Summary of Significant Accounting Policies, for additional information.
NOTE 4: FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying value of the Company's Cash and cash equivalents, Accounts receivable, net, Accounts payable and Accrued expenses approximates fair value due to the short-term nature of these financial instruments.

Shake Shack Inc. Form 10-K | 94

As of December 28, 2022 and December 29, 2021, the Company held certain assets that are required to be measured at fair value on a recurring basis including Marketable securities, which consist of investments in equity securities.
Assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements
	December 28 2022	December 29 2021
	Level 1	Level 1
Equity securities:
Mutual funds	$80,707	$80,000
Total Marketable securities	$80,707	$80,000
Refer to Note 8, Debt, for additional information relating to the fair value of the Company's outstanding debt instruments.
A summary of other income (expense) from equity securities was as follows:

	2022	2021	2020
Equity securities:
Dividend income	$1,033	$301	$359
Realized gain (loss) on sale of investments	—	(5)	79
Unrealized loss on equity securities	(158)	(277)	(59)
Total	$875	$19	$379
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis include long-lived assets, operating lease right-of-use assets and indefinite-lived intangible assets.The Company performs its impairment analysis at least annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. During fourth quarter of fiscal 2022, the Company recognized an impairment charge of $99 related to one Shack. There were no impairment charges recognized during fiscal 2021. During fiscal 2020, the Company recognized an impairment charge of $7,644 related to two Shacks and the home office which was primarily attributed to operating lease right-of-use assets. These impairment charges were included in Impairment and loss on disposal of assets on the Consolidated Statement of Loss. The fair values of assets were determined using an income-based approach and are classified as Level 3 within the fair value hierarchy. Significant inputs include projections of future cash flows, discount rates, Shack sales and profitability.
NOTE 5: ACCOUNTS RECEIVABLE, NET

The components of Accounts receivable, net were as follows:

	December 28 2022	December 29 2021
Licensing receivables	$3,918	$4,005
Credit card receivables	5,549	4,091
Delivery receivables	2,753	2,553
Other receivables	1,657	3,008
Accounts receivable, net	$13,877	$13,657

Shake Shack Inc. Form 10-K | 95

NOTE 6: PROPERTY AND EQUIPMENT, NET

The components of Property and equipment, net were as follows:

	December 28 2022	December 29 2021
Leasehold improvements	$494,212	$413,893
Equipment	77,737	68,682
Furniture and fixtures	27,519	23,735
Computer equipment and software	70,667	44,821
Financing equipment lease right-of-use assets	16,155	13,741
Construction in progress	71,103	47,282
Property and equipment, gross	757,393	612,154
Less: accumulated depreciation	(290,362)	(222,768)
Property and equipment, net	$467,031	$389,386
Depreciation expense was $72,770, $58,961 and $48,801 for fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
NOTE 7: SUPPLEMENTAL BALANCE SHEET INFORMATION

The components of Other current liabilities were as follows:

	December 28 2022	December 29 2021
Sales tax payable	$5,363	$4,575
Gift card liability	2,285	3,297
Current portion of financing equipment lease liabilities	2,546	2,711
Legal Reserve	6,285	533
Other	3,073	3,385
Other current liabilities	$19,552	$14,501
The components of Other long-term liabilities were as follows:

	December 28 2022	December 29 2021
Deferred licensing revenue	$14,340	$12,669
Long-term portion of financing equipment lease liabilities	3,909	4,303
Other	2,438	5,801
Other long-term liabilities	$20,687	$22,773

Shake Shack Inc. Form 10-K | 96

NOTE 8: DEBT

The components of Long-term debt were as follows:

	December 28 2022	December 29 2021
2021 Convertible Notes	$250,000	$250,000
Discount and debt issuance costs, net of amortization	(5,411)	(6,458)
Total Long-term debt	$244,589	$243,542
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
The Company may not redeem the Convertible Notes prior to March 6, 2025. The Company may redeem for cash all or any portion of the Convertible Notes, at the Company's option, on or after March 6, 2025 if the last reported sale price of Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date.
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

Shake Shack Inc. Form 10-K | 97

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
Total amortization expense was $1,047 and $867, respectively, for fiscal 2022 and fiscal 2021, and was included in Interest expense in the Consolidated Statements of Loss. In connection with the issuance of the Convertible Notes, the Company also incurred consulting and advisory fees of $231 during fiscal 2021 and was included in General and administrative expenses in the Consolidated Statements of Loss. No amounts for consulting and advisory fees were incurred during fiscal 2022.
The fair value of the Convertible Notes was approximately $162,500 and $206,018, respectively, as of December 28, 2022 and December 29, 2021, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as a Level 2 measurement within the fair value hierarchy.
Revolving Credit Facility
The Company maintains a revolving credit facility agreement ("Revolving Credit Facility") which permits borrowings up to $50 million and issuance of letters of credit upon the Company's request of up to $15 million. As of December 28, 2022 and December 29, 2021, no amounts were outstanding under the Revolving Credit Facility.
In August 2022, the Company entered into an irrevocable standby letter of credit to secure obligations under the workers' compensation insurance coverage in the amount of $1,260, which expires in July 2023 and renews automatically for one-year periods. As of December 28, 2022, the Company maintained $1,863 of letters of credit in connection with the Revolving Credit Facility. The Company maintained a letter of credit of $603 in connection with the Revolving Credit Facility as of December 29, 2021.
As of December 28, 2022, the Revolving Credit Facility had unamortized deferred financing costs of $62 which were included in Other assets on the Consolidated Balance Sheets. Total interest expense related to the Revolving Credit Facility was $82, $479 and $531, respectively, for fiscal 2022, fiscal 2021 and fiscal 2020. Interest expense for fiscal 2021 primarily included the write-off of previously capitalized costs on the Revolving Credit Facility.
The Revolving Credit Facility requires the Company to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios, as well as other customary affirmative and negative covenants. As of December 28, 2022, the Company was in compliance with all covenants.

Shake Shack Inc. Form 10-K | 98

NOTE 9: LEASES

A summary of operating and finance lease assets and lease liabilities were as follows:

	Classification	December 28 2022	December 29 2021
Operating leases	Operating lease assets	$367,488	$347,277
Finance leases	Property and equipment, net	6,152	6,810
Total right-of-use assets		$373,640	$354,087

Operating leases:
	Operating lease liabilities, current	$42,238	$35,519
	Long-term operating lease liabilities	427,227	400,113
Finance leases:
	Other current liabilities	2,546	2,711
	Other long-term liabilities	3,909	4,303
Total lease liabilities		$475,920	$442,646
The components of lease expense were as follows:

	Classification	December 28 2022	December 29 2021	December 30 2020
Operating lease cost	Occupancy and related expenses Pre-opening costs General and administrative expenses	$58,788	$50,888	$44,910
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization expense	3,071	2,719	2,257
Interest on lease liabilities	Interest expense	226	207	213
Variable lease cost	Occupancy and related expenses Pre-opening costs General and administrative expenses	15,311	13,019	13,766
Short-term lease cost	Occupancy and related expenses	580	290	494
Total lease cost		$77,976	$67,123	$61,640

Shake Shack Inc. Form 10-K | 99

As of December 28, 2022, future minimum lease payments for operating and finance leases consisted of the following:

	Operating Leases	Finance Leases
2023(1)	$56,360	$2,756
2024	72,245	2,014
2025	71,340	1,069
2026	67,643	513
2027	63,167	289
Thereafter	262,804	195
Total minimum payments	593,559	6,836
Less: imputed interest	134,355	459
Total lease liabilities	$459,204	$6,377
(1)Operating leases are net of certain tenant allowance receivables that were reclassified to Other current assets as of December 28, 2022.

As of December 28, 2022 the Company had additional operating lease commitments of $160,464 for non-cancelable leases without a possession date, which begin to commence in 2023. These lease commitments are consistent with the leases that have been executed thus far.
A summary of lease terms and discount rates for operating and finance leases were as follows:

	December 28 2022	December 29 2021
Weighted average remaining lease term (years):
Operating leases	8.9	9.5
Finance leases	5.1	5.4
Weighted average discount rate:
Operating leases	5.7%	3.9%
Finance leases	4.0%	3.1%
Supplemental cash flow information related to leases was as follows:

	December 28 2022	December 29 2021	December 30 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$61,114	$49,079	$42,144
Operating cash flows from finance leases	226	207	213
Financing cash flows from finance leases	2,974	2,694	2,206
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	56,578	66,959	59,969
Finance leases	2,415	4,119	2,298

Shake Shack Inc. Form 10-K | 100

NOTE 10: EMPLOYEE BENEFIT PLANS

Defined Contribution Plan
Team members are eligible to participate in a defined contribution savings plan maintained by Shake Shack. The plan is funded by participant and employer contributions. Employer contributions are paid directly to the third party trustee and are at the Company's discretion. Employer contributions are based on matching a portion of participants' contributions. The Company matches 100% of participants' contributions for the first 3% of eligible compensation contributed and 50% of contributions made in excess of 3% of eligible compensation up to 5% of eligible compensation. Employer contributions totaled $1,553, $1,337 and $895, respectively, for fiscal 2022, fiscal 2021 and fiscal 2020.
NOTE 11: STOCKHOLDERS' EQUITY

Redemptions of LLC Interests
The SSE Holdings LLC Agreement provides that holders of LLC Interests may, from time to time, require SSE Holdings to redeem all or a portion of their LLC Interests for newly-issued shares of Class A common stock on a one-for-one basis. In connection with any redemption or exchange, the Company receives a corresponding number of LLC Interests, increasing its total ownership interest in SSE Holdings. Simultaneously, and in connection with a redemption, the corresponding number of shares of Class B common stock are surrendered and cancelled.
A summary of activity related to redemptions of LLC Interests were as follows:

	2022	2021	2020
Redemption and acquisition of LLC Interests
Number of LLC Interests redeemed by non-controlling interest holders	52,074	29,601	194,009
Number of LLC Interests received by Shake Shack Inc.	52,074	29,601	194,009
Issuance of Class A common stock
Shares of Class A common stock issued in connection with redemptions of LLC Interests	52,074	29,601	194,009
Cancellation of Class B common stock
Shares of Class B common stock surrendered and cancelled	52,074	29,601	194,009
Stock Compensation Plan Activity
The Company received an aggregate of 90,527, 395,006 and 456,942 LLC Interests in connection with the activity under the stock compensation plan during fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
Dividend Restrictions
Shake Shack Inc. is a holding company with no direct operations. As a result, its ability to pay cash dividends on its common stock, if any, is dependent upon cash dividends, distributions or other transfers from SSE Holdings. The amounts available to pay cash dividends are subject to certain covenants and restrictions set forth in the Revolving Credit Facility. As of December 28, 2022, essentially all of the net assets of SSE Holdings were restricted.

Shake Shack Inc. Form 10-K | 101

NOTE 12: NON-CONTROLLING INTERESTS

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
The following table summarizes the ownership interest in SSE Holdings:

	2022		2021
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Shake Shack Inc.	39,284,998	93.2%	39,142,397	93.1%
Number of LLC Interests held by non-controlling interest holders	2,869,513	6.8%	2,921,587	6.9%
Total LLC Interests outstanding	42,154,511	100.0%	42,063,984	100.0%
The weighted average ownership percentages for the applicable reporting periods are used to attribute Net loss and Other comprehensive loss to Shake Shack Inc. and the non-controlling interest holders. The non-controlling interest holders' weighted average ownership percentage for fiscal 2022, fiscal 2021 and fiscal 2020 was 6.9%, 7.0% and 7.7% respectively.
During fiscal 2022, an aggregate of 52,074 LLC Interests were redeemed by the non-controlling interest holders for newly-issued shares of Class A common stock, and the Company received 52,074 LLC Interests, increasing its total ownership interest in SSE Holdings to 93.2%.
During fiscal 2021, an aggregate of 29,601 LLC Interests were redeemed by the non-controlling interest holders for newly-issued shares of Class A common stock, and the Company received 29,601 LLC Interests, increasing its total ownership interest in SSE Holdings to 93.1%.
The following table summarizes the effects of changes in ownership of SSE Holdings on the Company's equity:

	2022	2021	2020
Net loss attributable to Shake Shack Inc.	$(24,091)	$(8,655)	$(42,158)
Other comprehensive income (loss):
Unrealized holding gain (loss) on foreign currency translation adjustment	(1)	(2)	1
Transfers (to) from non-controlling interests:
Increase in additional paid-in capital as a result of the redemption of LLC Interests	313	33	1,723
Increase (decrease) in additional paid-in capital as a result of stock option exercises and the related income tax effect	(2,978)	1,829	5,909
Increase in additional paid-in-capital as a result of the issuance of Class A common stock sold in equity offerings	—	—	135,718
Total effect of changes in ownership interest on equity attributable to Shake Shack Inc.	$(26,757)	$(6,795)	$101,193
The Company received an aggregate of 90,527, 395,006 and 456,942 LLC Interests in connection with the activity under the stock compensation plan during fiscal 2022, fiscal 2021 and fiscal 2020, respectively.

Shake Shack Inc. Form 10-K | 102

NOTE 13: EQUITY-BASED COMPENSATION

A summary of equity-based compensation expense recognized was as follows:

	2022	2021	2020
Stock options	$—	$3	$322
Performance stock units	4,199	3,471	1,309
Restricted stock units	9,127	5,229	3,929
Equity-based compensation expense	$13,326	$8,703	$5,560

Total income tax benefit recognized related to equity-based compensation	$302	$223	$204
Equity-based compensation expense was as follows:

	2022	2021	2020
General and administrative expenses	$12,305	$7,907	$5,039
Labor and related expenses	1,021	796	521
Equity-based compensation expense	$13,326	$8,703	$5,560
The Company capitalized $192, $100 and $40 of equity-based compensation expense associated with the construction cost of our Shacks and certain digital and technology projects, during fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
Stock Options
In January 2015, the Company adopted the 2015 Incentive Award Plan (the "2015 Plan") under which it may grant up to 5,865,522 stock options and other equity-based awards to team members, directors and officers. The stock options granted generally vest equally over periods ranging from one to five years. The Company does not use cash to settle any of the equity-based awards, and issues new shares of Class A common stock upon the exercise of stock options.
The fair value of stock option awards was determined on the grant date using the Black-Scholes valuation model based on the following weighted average assumptions:

	2022	2021	2020
Expected term (years)(1)	0	7.5	7.5
Expected volatility(2)	—%	45.4%	42.3%
Risk-free interest rate(3)	—%	1.4%	0.7%
Dividend yield(4)	—%	—%	—%
(1)Expected term represents the estimated period of time until an award is exercised and was determined using the simplified method.
(2)Expected volatility is based on the historical volatility of a selected peer group over a period equivalent to the expected term.
(3)The risk-free rate is an interpolation of yields on U.S. Treasury securities with maturities equivalent to the expected term.
(4)A dividend yield of zero was used as the Company have no plans to declare dividends in the foreseeable future.

Shake Shack Inc. Form 10-K | 103

A summary of stock option activity was as follows:

	Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding as of December 29, 2021	154,231	$21.77
Granted	—	—
Exercised	(20,200)	21.00
Forfeited	—	—
Outstanding as of December 28, 2022	134,031	$21.88	$2,770	2.2
Options vested and exercisable as of December 28, 2022	134,031	$21.88	$2,770	2.2
Options expected to vest as of December 28, 2022	—	$—	$—	—
As of December 28, 2022, total unrecognized compensation expense related to unvested stock options was nil. Cash received from stock options exercised was $424 and the cash tax benefit realized for the tax deductions from these option exercises was $26 for fiscal 2022. The weighted average grant date fair value of options granted during fiscal 2022, fiscal 2021 and fiscal 2020 was nil, $58.92, $16.21, respectively. The total intrinsic value of stock options exercised during fiscal 2022, fiscal 2021 and fiscal 2020 was $631, $30,533 and $25,824, respectively. The total fair value of stock options vested during fiscal 2022, fiscal 2021 and fiscal 2020 was nil, $60 and $2,674, respectively.
The following table summarizes information about stock options outstanding and exercisable as December 28, 2022:

	Options Outstanding and Exercisable
	Number Outstanding at December 28, 2022	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Exercise Price
$21.00	125,512	2.1	$21.00
$34.62	7,411	3.4	$34.62
$36.41	1,108	3.9	$36.41
Performance Stock Units
Under the 2015 Plan, the Company may grant performance stock units and other types of performance-based equity awards that vest based on the outcome of certain performance criteria that are established and approved by the Compensation Committee of the Board of Directors. The actual number of equity awards earned is based on the level of performance achieved over a predetermined performance period, relative to established financial goals, none of which are considered market conditions.
For performance stock units granted during fiscal 2021, the amount of awards that can be earned ranges from 0% to 200% of the number of performance stock units granted, based on the achievement of approved financial goals over a one-year or three-year performance period. In addition to the performance conditions, performance stock units are also subject to a requisite service period and the awards vest ratably over four years years or cliff vest over three years. No performance stock units were granted during fiscal 2022. The fair value of performance stock units is determined based on the closing market price of our Class A common stock on the date of grant. Compensation expense related to the performance stock units is recognized using either a graded-vesting attribution method or straight-line over the vesting period based on the most probable outcome of the performance conditions.

Shake Shack Inc. Form 10-K | 104

A summary of performance stock unit activity was as follows:

	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding as of December 29, 2021	186,159	$90.31
Granted	—	—
Performance achievement(1)	5,898	129.68
Vested	(26,949)	88.18
Forfeited	(5,286)	87.22
Outstanding as of December 28, 2022	159,822	$92.22
(1)Represents the incremental awards earned and/or awards forfeited based on the achievement of performance conditions.

As of December 28, 2022, there were 159,822 performance stock units outstanding, of which none were vested. The weighted average grant date fair value of share awards granted during fiscal 2022, fiscal 2021 and fiscal 2020 was nil, $98.87, and $57.20, respectively. The total fair value of awards that vested during fiscal 2022, fiscal 2021 and fiscal 2020 was $1,869, $3,083 and $2,730, respectively. As of December 28, 2022, total unrecognized compensation expense related to unvested performance stock units was $6,396, which is expected to be recognized over a weighted average period of 2.0 years.
Restricted Stock Units
Under the 2015 Plan, the Company may grant restricted stock units to team members, directors and officers. The restricted stock units granted generally vest equally over periods ranging from one to five years. The fair value of restricted stock units is determined based on the closing market price of our Class A common stock on the date of grant. Compensation expense related to the restricted stock units is recognized using a straight-line attribution method over the vesting period.
A summary of restricted stock unit activity was as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding as of December 29, 2021	231,429	$84.37
Granted	271,026	71.25
Vested	(76,055)	78.02
Forfeited	(30,547)	81.65
Outstanding as of December 28, 2022	395,853	$76.82
As of December 28, 2022, there were 395,853 restricted stock units outstanding, of which none were vested. The weighted average grant date fair value of share awards granted during fiscal 2022, fiscal 2021 and fiscal 2020 were $71.25, $117.39, and $57.41, respectively. The total fair value of shares vested during fiscal 2022, fiscal 2021 and fiscal 2020 was $5,936, $8,385 and $2,463, respectively. As of December 28, 2022, total unrecognized compensation expense related to unvested restricted stock units was $22,519, which is expected to be recognized over a weighted average period of 2.83 years.
NOTE 14: INCOME TAXES

Shake Shack is the sole managing member of SSE Holdings and, as a result, consolidates the financial results of SSE Holdings. SSE Holdings is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, SSE Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss

Shake Shack Inc. Form 10-K | 105

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
Income Tax Expense
The components of Loss before income taxes were as follows:

	2022	2021	2020
Domestic	$(49,454)	$(38,833)	$(59,873)
Foreign	25,169	21,498	14,396
Loss before income taxes	$(24,285)	$(17,335)	$(45,477)
The components of Income tax expense (benefit) were as follows:

	2022	2021¹	2020
Current income taxes:
Federal	$—	$—	$—
State and local	1,427	275	190
Foreign	3,612	2,880	1,223
Total current income taxes	5,039	3,155	1,413
Deferred income taxes:
Federal	(4,939)	(11,921)	(12,638)
State and local	1,582	1,542	11,282
Total deferred income taxes	(3,357)	(10,379)	(1,356)
Income tax expense (benefit)	$1,682	$(7,224)	$57
(1)For fiscal 2021, certain amounts were reclassified for consistent presentation with the current year.
Reconciliations of Income tax expense (benefit) computed at the U.S. federal statutory income tax rate to the recognized Income tax expense (benefit) and the U.S. statutory income tax rate to our effective tax rates were as follows:

	2022		2021¹		2020
Expected U.S. federal income taxes at statutory rate	$(5,100)	21.0%	$(3,641)	21.0%	$(9,550)	21.0%
State and local income taxes, net of federal benefit	2,103	(8.7)%	2,539	(14.6)%	5,776	(12.7)%
Foreign withholding taxes	3,612	(14.9)%	2,880	(16.6)%	1,223	(2.7)%
Tax credits	(5,969)	24.6%	(3,655)	21.1%	(1,533)	3.4%
Non-controlling interest	122	(0.5)%	(350)	2.0%	537	(1.2)%
Remeasurement of deferred tax assets in connection with other tax rate changes	225	(0.9)%	1,034	(6.0)%	5,433	(11.9)%
Change in valuation allowance	4,955	(20.4)%	(6,059)	35.0%	(2,264)	5.0%
Other	1,734	(7.1)%	28	(0.2)%	435	(1.0)%
Income tax expense (benefit)	$1,682	(6.9)%	$(7,224)	41.7%	$57	(0.1)%
(1)For fiscal 2021, certain amounts were reclassified for consistent presentation with the current year.
Shake Shack's effective income tax rates for fiscal 2022, fiscal 2021 and fiscal 2020 were (6.9)%, 41.7% and (0.1)%, respectively. The decrease in our effective income tax rate from fiscal 2021 to fiscal 2022 was primarily driven by additional expense related to an increase in valuation allowance, increase in foreign tax expense, net expense related to equity-based

Shake Shack Inc. Form 10-K | 106

compensation, partially offset by higher tax credits. The increase in our effective income tax rate from fiscal 2020 to fiscal 2021 was primarily driven by the increase in the income tax benefit from the release of the valuation allowance and higher tax credits, partially offset by higher foreign tax expense.
Deferred Tax Assets and Liabilities
The components of deferred tax assets and liabilities were as follows:

	December 28 2022	December 29 2021(1)
Deferred tax assets:
Investment in partnership	$89,660	$116,639
Tax Receivable Agreement	64,218	63,983
Operating lease liability	4,376	3,873
Financing lease liability	61	63
Deferred revenue	167	150
Equity-based compensation	380	263
Net operating loss carryforwards	134,989	108,207
Tax credits	19,257	13,297
Other assets	638	574
Total gross deferred tax assets	313,746	307,049
Valuation allowance	(9,560)	(5,173)
Total deferred tax assets, net of valuation allowance	304,186	301,876
Deferred tax liabilities:
Property and equipment	(95)	(21)
Operating lease right-of-use asset	(3,488)	(3,121)
Financing lease right-of-use asset	(58)	(61)
Other liabilities	(7)	(5)
Total gross deferred tax liabilities	(3,648)	(3,208)
Net deferred tax assets	$300,538	$298,668
(1)For fiscal 2021, certain amounts were reclassified for consistent presentation with the current year.
As of December 28, 2022, the Company's federal and state net operating loss carryforwards for income tax purposes were $558,397 and $303,323. If not utilized, $506,530 of the Company's federal net operating losses can be carried forward indefinitely, and the remainder will begin to expire in 2035. If not utilized $48,587 of the Company's state net operating loss carryforwards can be carried forward indefinitely, and the remainder will begin to expire in 2023. As of December 28, 2022, the Company had federal tax credit carryforwards of $18,660 which will begin to expire in 2025 and gross state tax credits of $756 which will begin to expire in 2023.
As described in Note 11, Stockholders' Equity, the Company acquired an aggregate of 142,601 LLC Interests in connection with the redemption of LLC Interests and activity relating to its stock compensation plan during fiscal 2022. The Company recognized a deferred tax liability in the amount of $1,137 associated with the basis difference in its investment in SSE Holdings upon acquisition of these LLC Interests. As of December 28, 2022, the total deferred tax asset related to the basis difference in the Company's investment in SSE Holdings was $89,660.
The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of December 28, 2022, the Company concluded, based on the weight of all available positive and negative evidence, that all of its deferred tax assets are

Shake Shack Inc. Form 10-K | 107

more likely than not to be realized, except New York City UBT and certain foreign tax credits no longer expected to be utilized before expiration. As such, a valuation allowance in the amount of $9,560 was recognized. The net change in valuation allowance for fiscal 2022 was an increase of $4,387. Refer to Schedule II, Valuation and Qualifying Accounts for additional information.
Uncertain Tax Positions
There were no reserves for uncertain tax positions as of December 28, 2022 and December 29, 2021. Shake Shack Inc. was formed in September 2014 and did not engage in any operations prior to the IPO and Organizational Transactions. The statute of limitations remains open for tax years beginning in 2015 for Shake Shack Inc. Additionally, although SSE Holdings is treated as a partnership for U.S. federal and state income taxes purposes, it is still required to file an annual U.S. Return of Partnership Income, which is subject to examination by the Internal Revenue Service ("IRS"). The statute of limitations has expired for tax years through 2018 for SSE Holdings.
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
During fiscal 2022, the Company acquired an aggregate of 52,074 LLC Interests in connection with the redemption of LLC Interests, which resulted in an increase in the tax basis of its investment in SSE Holdings subject to the provisions of the Tax Receivable Agreement. The Company recognized an additional liability in the amount of $844 for the TRA Payments due to the redeeming members, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the redemption of LLC Interests, after concluding it was probable that such TRA Payments would be paid based on estimates of future taxable income. No payments were made to the members of SSE Holdings pursuant to the Tax Receivable Agreement in fiscal 2022 and fiscal 2021. As of December 28, 2022, the total amount of TRA Payments due under the Tax Receivable Agreement was $234,893, of which no amount was included in Other current liabilities on the Consolidated Balance Sheets. Refer to Note 17, Commitments and Contingencies, for additional information relating to the liabilities under the Tax Receivable Agreement.
CARES Act
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") to provide certain relief as a result of the COVID-19 pandemic. The CARES Act provides tax relief, along with other stimulus measures, including a provision for an Employee Retention Credit ("ERC") and retroactive technical correction of prior tax legislation for tax depreciation of certain qualified improvement property, among other changes. The CARES Act allows for a five-year carryback of federal NOLs generated in 2018 through 2020 and eliminates the 80% taxable income limitation by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018 through 2020.

Shake Shack Inc. Form 10-K | 108

As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company accounts for the ERC by analogy to International Accounting Standard ("IAS") 20, Accounting for Government Grants and Disclosure of Government Assistance.
Subsequent to the second quarter of 2020, we began deferring the employer-paid portion of social security taxes; 50% of this was recognized at the end of 2021 and the other 50% and the end of 2022 as required by the CARES Act.
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
NOTE 15: EARNINGS (LOSS) PER SHARE

Basic loss per share of Class A common stock is computed by dividing Net loss attributable to Shake Shack Inc. by the weighted average number of shares of Class A common stock outstanding during the period. Diluted loss per share of Class A common stock is computed by dividing Net loss attributable to Shake Shack Inc. by the weighted average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A common stock (in thousands, except per share amounts):

	2022	2021	2020
Numerator:
Net loss attributable to Shake Shack Inc.—basic	$(24,091)	$(8,655)	$(42,158)
Net loss attributable to Shake Shack Inc.—diluted	$(24,091)	$(8,655)	$(42,158)
Denominator:
Weighted average shares of Class A common stock outstanding—basic	39,237	39,085	37,129
Weighted average shares of Class A common stock outstanding—diluted	39,237	39,085	37,129

Loss per share of Class A common stock—basic	$(0.61)	$(0.22)	$(1.14)
Loss per share of Class A common stock—diluted	$(0.61)	$(0.22)	$(1.14)
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

Shake Shack Inc. Form 10-K | 109

The following table presents potentially dilutive securities excluded from the computations of diluted loss per share of Class A common stock:

	2022		2021		2020
Stock options	134,031	(1)	154,231	(1)	489,024	(1)
Performance stock units	159,822	(1)	186,159	(1)	137,221	(1)
Restricted stock units	395,853	(1)	231,429	(1)	258,493	(1)
Shares of Class B common stock	2,869,513	(1)	2,921,587	(1)	2,951,188	(1)
Convertible notes	1,466,975	(1)	1,466,975	(1)	—
(1)Number of securities outstanding at the end of the period that were excluded from the computation of diluted loss per share of Class A common stock because the effect would have been anti-dilutive.

NOTE 16: SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information:

	2022	2021	2020
Cash paid for:
Income taxes, net of refunds	$3,731	$2,808	$1,612
Interest, net of amounts capitalized	252	252	643
Non-cash investing activities:
Accrued purchases of property and equipment	26,591	22,241	15,515
Capitalized equity-based compensation	126	66	37
Non-cash financing activities:
Establishment of liabilities under tax receivable agreement	844	1,093	4,024
NOTE 17: COMMITMENTS AND CONTINGENCIES

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
Certain leases require the Company to obtain letters of credit. As of December 28, 2022, the Company held two letters of credit, one for $130, which expires in February 2026 and the second for $603, which expires in August 2023 and renews automatically for one-year periods through January 31, 2034.
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

Shake Shack Inc. Form 10-K | 110

exclusive contracts with certain vendors to supply food, beverages and paper goods, obligating the Company to purchase specified quantities.
Legal Contingencies
In December 2022, the Company refined the liability estimate related to settling both a private action and a regulatory action relating to New York City’s predictive scheduling laws based on additional information received in the period. The previous accrual of $6,750 has been reduced by $1,400 as of December 28, 2022.
In November 2022, the Company mediated a matter alleging certain violations of the California Labor Code which was settled and an accrual in the amount of $1,360 has been recorded as of December 28, 2022.

The Company is subject to various legal proceedings, claims and liabilities, involving employees and guests alike, which arise in the ordinary course of business and are generally covered by insurance. As of December 28, 2022, the amount of the ultimate liability with respect to these matters was not material.
Liabilities under Tax Receivable Agreement
As described in Note 14, Income Taxes, the Company is a party to the Tax Receivable Agreement under which it is contractually committed to pay certain of the members of SSE Holdings 85% of the amount of any tax benefits that are actually realized, or in some cases are deemed to realize, as a result of certain transactions. The Company is not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated with the transactions that gave rise to the payments are realized. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If the Company does not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then it would not be required to make the related TRA Payments. As of December 28, 2022 and December 29, 2021, the Company recognized liabilities totaling $234,893 and $234,045, respectively, relating to the obligations under the Tax Receivable Agreement, after concluding that it was probable that it would have sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. There were no transactions subject to the Tax Receivable Agreement for which the Company did not recognize the related liability, as the Company concluded that it would have sufficient future taxable income to utilize all of the related tax benefits generated by all transactions that occurred in fiscal 2022.
NOTE 18: RELATED PARTY TRANSACTIONS

Union Square Hospitality Group
The Chairman of the Board of Directors serves as the Chief Executive Officer of Union Square Hospitality Group, LLC. As a result, Union Square Hospitality Group, LLC and its subsidiary, set forth below, are considered related parties.
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

	Classification	2022	2021	2020
Amounts received from HYC	Licensing revenue	$802	$320	$67

Shake Shack Inc. Form 10-K | 111

	Classification	December 28 2022	December 29 2021
Amounts due from HYC	Accounts receivable, net	$69	$90
Madison Square Park Conservancy
The Chairman of the Board of Directors serves as a director of the Madison Square Park Conservancy ("MSP Conservancy"), with which Shake Shack has a license agreement and pays license fees to operate the Madison Square Park Shack.

	Classification	2022	2021	2020
Amounts paid to MSP Conservancy	Occupancy and related expenses General and administrative expenses	$1,224	$863	$846
Olo, Inc.
The Chairman of the Board of Directors serves as a director of Olo, Inc. (formerly known as "Mobo Systems, Inc."), a platform the Company uses in connection with its mobile ordering application.

	Classification	2022	2021	2020
Amounts paid to Olo, Inc.	Other operating expenses	$431	$406	$242

	Classification	December 28 2022	December 29 2021
Amounts due to Olo, Inc.	Accounts payable	$39	$33
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

	Classification	2022	2021	2020
Amounts paid to Block, Inc.	Other operating expenses	$4,337	$2,844	$1,697

	Classification	December 28 2022	December 29 2021
Amounts due to Block, Inc.	Accounts payable	$55	$52
USHG Acquisition Corp.
The Company's Chief Executive Officer served on the board of directors of USHG Acquisition Corp. in 2022, in which the Company's Chairman of the Board of Directors serves as the chairman of the board of directors of USHG Acquisition Corp. USHG Acquisition Corp. is a newly organized blank check company incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. No amounts were paid to USHG Acquisition Corp. during fiscal 2022, fiscal 2021 and fiscal 2020. No amounts were due to or due from USHG Acquisition Corp. as of both December 28, 2022 and December 29, 2021.

Shake Shack Inc. Form 10-K | 112

Tax Receivable Agreement
The Company entered into a Tax Receivable Agreement that provides for the payment by the Company of 85% of the amount of any tax benefits that are actually realized, or in some cases are deemed to realize, as a result of certain transactions. Refer to Note 14, Income Taxes, for additional information.

	Classification	2022	2021	2020
Amounts paid to members (inclusive of interest)	Other current liabilities	$—	$—	$6,643

	Classification	December 28 2022	December 29 2021
Amounts due under the Tax Receivable Agreement	Other current liabilities Liabilities under Tax Receivable Agreement, net of current portion	$234,893	$234,045
Distributions to Members of SSE Holdings
Under the terms of the SSE Holdings LLC Agreement, SSE Holdings is obligated to make tax distributions to its members. No tax distributions were payable to non-controlling interest holders as of December 28, 2022 and December 29, 2021.

	Classification	2022	2021	2020
Amounts paid to non-controlling interest holders	Non-controlling interests	$410	$968	$478

NOTE 19: GEOGRAPHIC INFORMATION

Revenue by geographic area was as follows:

	2022	2021	2020
United States	$875,047	$718,128	$508,292
Other countries	25,439	21,765	14,575
Total revenue	$900,486	$739,893	$522,867
Revenues are shown based on the geographic location of the Company's customers and licensees. The Company's long-lived assets are primarily located in the United States.

Shake Shack Inc. Form 10-K | 113

Schedule I: Condensed Financial Information of Registrant

SHAKE SHACK INC.
CONDENSED BALANCE SHEETS
(PARENT COMPANY ONLY)
(in thousands, except share and per share amounts)

	December 28 2022	December 29 2021
ASSETS
Current assets:
Cash	$7,152	$7,821
Prepaid expenses	62	64
Total current assets	7,214	7,885
Due from SSE Holdings	2,963	2,035
Deferred income taxes, net	307,025	304,442
Investment in SSE Holdings	337,939	350,794
Note receivable from SSE Holdings	209,013	201,080
Note receivable - conversion option	6,300	16,000
TOTAL ASSETS	$870,454	$882,236
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	39	9
Accrued expenses	113	222
Due to SSE Holdings	16,975	14,109
Total current liabilities	17,127	14,340
Long-term debt	244,589	243,542
Liabilities under tax receivable agreement, net of current portion	234,893	234,045
Total liabilities	496,609	491,927
Commitments and contingencies
Stockholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of December 28, 2022 and December 29, 2021.	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 39,284,998 and 39,142,397 shares issued and outstanding as of December 28, 2022 and December 29, 2021, respectively.	39	39
Class B common stock, $0.001 par value—35,000,000 shares authorized; 2,869,513 and 2,921,587 shares issued and outstanding as of December 28, 2022 and December 29, 2021, respectively.	3	3
Additional paid-in capital	415,611	405,940
Accumulated deficit	(41,808)	(15,674)
Accumulated other comprehensive income	—	1
Total stockholders' equity	373,845	390,309
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$870,454	$882,236
See accompanying Notes to Condensed Financial Statements.

Shake Shack Inc. Form 10-K | 114

Schedule I: Condensed Financial Information of Registrant (continued)

SHAKE SHACK INC.
CONDENSED STATEMENTS OF LOSS
(PARENT COMPANY ONLY)
(in thousands)

	Fiscal Year Ended
	December 28 2022	December 29 2021	December 30 2020
Intercompany revenue	$2,293	$2,878	$1,560
TOTAL REVENUE	2,293	2,878	1,560
General and administrative expenses	3,132	2,491	2,179
Intercompany expenses	67	—	—
TOTAL EXPENSES	3,199	2,491	2,179
INCOME (LOSS) FROM OPERATIONS	(906)	387	(619)
Equity in net loss from SSE Holdings	(25,335)	(19,393)	(41,152)
Other expense, net	(1,767)	(25,593)	(1,147)
Interest expense	(1,047)	(867)	—
LOSS BEFORE INCOME TAXES	(29,055)	(45,466)	(42,918)
Benefit from income taxes	(2,921)	(17,583)	(760)
NET LOSS	$(26,134)	$(27,883)	$(42,158)
See accompanying Notes to Condensed Financial Statements.

Shake Shack Inc. Form 10-K | 115

Schedule I: Condensed Financial Information of Registrant (continued)

SHAKE SHACK INC.
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(PARENT COMPANY ONLY)
(in thousands)

	Fiscal Year Ended
	December 28 2022	December 29 2021	December 30 2020
Net loss	$(26,134)	$(27,883)	$(42,158)
Other comprehensive income (loss), net of tax(1):
Change in foreign currency translation adjustment	(1)	(2)	1
OTHER COMPREHENSIVE INCOME (LOSS)	(1)	(2)	1
COMPREHENSIVE LOSS	$(26,135)	$(27,885)	$(42,157)
(1)Net of tax benefit of $0 for fiscal years ended December 28, 2022, December 29, 2021 and December 30, 2020.
See accompanying Notes to Condensed Financial Statements.

Shake Shack Inc. Form 10-K | 116

Schedule I: Condensed Financial Information of Registrant (continued)

SHAKE SHACK INC.
CONDENSED STATEMENTS OF CASH FLOWS
(PARENT COMPANY ONLY)
(in thousands)

	Fiscal Year Ended
	December 28 2022	December 29 2021	December 30 2020
OPERATING ACTIVITIES
Net loss	$(26,134)	$(27,883)	$(42,158)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in net loss from SSE Holdings	25,335	19,393	41,152
Amortization of debt issuance costs	1,047	867	—
Equity-based compensation	614	526	555
Deferred income taxes	(4,126)	(17,583)	(721)
Unrealized loss on Note receivable - conversion option	9,700	32,200	—
Other non-cash (income) expense	(7,934)	(6,609)	1,147
Changes in operating assets and liabilities:
Accounts receivable	—	—	1
Prepaid expenses and other current assets	2	(19)	161
Due to SSE Holdings	(728)	(8,229)	(1,254)
Accounts payable	30	6	2
Accrued expenses	1,101	118	(29)
NET CASH USED IN OPERATING ACTIVITIES	(1,093)	(7,213)	(1,144)
INVESTING ACTIVITIES
Purchases of LLC Interests from SSE Holdings	(7,619)	(41,875)	(171,180)
Loan to SSE Holdings	—	(243,750)	—
NET CASH USED IN INVESTING ACTIVITIES	(7,619)	(285,625)	(171,180)
FINANCING ACTIVITIES
Proceeds from issuance of convertible notes, net of discount	—	243,750	—
Debt issuance costs	—	(1,075)	—
Proceeds from issuance of Class A common stock sold in equity offerings, net of underwriting discounts, commissions and offering costs	—	—	144,861
Proceeds from issuance of Class A common stock to SSE Holdings upon settlement of equity awards	7,619	41,875	26,319
Proceeds from stock option exercises	424	6,640	8,033
Payments under tax receivable agreement	—	—	(6,643)
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,043	291,190	172,570
INCREASE (DECREASE) IN CASH	(669)	(1,648)	246
CASH AT BEGINNING OF PERIOD	7,821	9,469	9,223
CASH AT END OF PERIOD	$7,152	$7,821	$9,469

See accompanying Notes to Condensed Financial Statements.

Shake Shack Inc. Form 10-K | 117

Schedule I: Condensed Financial Information of Registrant (continued)

SHAKE SHACK INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(PARENT COMPANY ONLY)
(in thousands, except share and per share amounts)

NOTE 1: ORGANIZATION
Shake Shack Inc. (the "Parent Company") was formed on September 23, 2014 as a Delaware corporation and is a holding company with no direct operations. The Parent Company's assets consist primarily of its equity interest in SSE Holdings, LLC ("SSE Holdings"), certain deferred tax assets and its note receivable from SSE Holdings.
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
NOTE 2: BASIS OF PRESENTATION
These Condensed Parent Company financial statements should be read in conjunction with the Consolidated Financial Statements of Shake Shack Inc. and the accompanying notes thereto, included in Part II, Item 8. For purposes of these condensed financial statements, the Parent Company's interest in SSE Holdings is recorded based upon its proportionate share of SSE Holdings' net assets (similar to presenting them on the equity method).
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
The following table presents amounts in the Parent Company's Condensed Balance Sheets that were eliminated in consolidation:

	December 28 2022	December 29 2021
Assets
Due from SSE Holdings	$2,963	$2,035
Deferred income taxes, net	8,004	7,234
Note receivable from SSE Holdings	209,013	201,080
Note receivable - conversion option	6,300	16,000
Liabilities
Due to SSE Holdings	16,975	14,109

Related party amounts that were not eliminated in the Company's Consolidated Financial Statements include the Parent Company's liabilities under the tax receivable agreement, which totaled $234,893 and $234,045, respectively as of December 28, 2022 and December 29, 2021.

Shake Shack Inc. Form 10-K | 118

The following table presents amounts in the Parent Company's Condensed Statements of Loss that were eliminated in consolidation:

	2022	2021	2020
Intercompany revenue	$2,293	$2,878	$1,560
Equity in net income (loss) from SSE Holdings	(25,335)	(19,393)	(41,152)
Other income (expense), net	(1,767)	(25,595)	—
Income tax expense (benefit)	(769)	(7,234)	—
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
The Parent Company's right to convert the Intercompany Note into common units of SSE Holdings (the "Conversion Option") is required to be bifurcated from the Intercompany Note and shown separately on the Parent Company's Condensed Balance Sheets. The Conversion Option is to be recorded at fair value and remeasured at each subsequent reporting date. On the date of issuance, the Conversion Option was determined to be an asset with a fair value of $48,200. As of December 28, 2022 and December 29, 2021, the fair value of the Conversion Option was $6,300 and $16,000, respectively. The Parent Company recorded unrealized losses of $9,700 and $32,200, respectively in fiscal 2022 and fiscal 2021, within Other income (expense), net due to the change in fair value of the Conversion Option.
As of December 28, 2022 and December 29, 2021, the balance of the Note receivable from SSE Holdings was $209,013 and $201,080, respectively, net of accretion. The Parent Company recognized interest income of $7,933 and $6,605, respectively, in fiscal 2022 and fiscal 2021, within Other income (expense), net primarily associated with the accretion of the Conversion Option value at issuance.
NOTE 4: DEBT
In March 2021, the Parent Company issued $225,000 aggregate principal amount of 0% Convertible Senior Notes due 2028 (“Convertible Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The Parent Company granted an option to the initial purchasers to purchase up to an additional $25,000 aggregate principal amount of Convertible Notes to cover over-allotments, which was subsequently fully exercised during March 2021, resulting in a total issuance of $250,000 aggregate principal amount of Convertible Notes. The Convertible Notes will mature on March 1, 2028, unless earlier converted, redeemed or repurchased in certain circumstances. Upon conversion, the Company pays or delivers, as the case may be, cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at the Company's election. Refer to Note 8, Debt, in the Company's Consolidated Financial Statements, included in Part II, Item 8, for additional information relating to the Convertible Notes.
NOTE 5: COMMITMENTS AND CONTINGENCIES
On February 4, 2015, the Parent Company entered into a tax receivable agreement with the non-controlling interest holders that provides for payments to the non-controlling interest holders of 85% of the amount of any tax benefits that the Parent Company actually realizes, or in some cases is deemed to realize, as a result of certain transactions. Refer to Note 14, Income Taxes, to the Company's Consolidated Financial Statements included in Part II, Item 8, for additional information relating to the Parent Company's Tax Receivable Agreement. As described in Note 17, Commitments and Contingencies, to the Company's Consolidated Financial Statements, amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income of Shake Shack Inc. over the term of the Tax Receivable Agreement and (ii) future

Shake Shack Inc. Form 10-K | 119

changes in tax laws. As of December 28, 2022 and December 29, 2021, liabilities under the tax receivable agreement totaled $234,893 and $234,045, respectively.
NOTE 6: SUPPLEMENTAL CASH FLOW INFORMATION
The following table sets forth supplemental cash flow information:

	2022	2021	2020
Cash paid for:
Income taxes	$—	$19	$124
Non-cash investing activities:
Accrued contribution related to stock option exercises	424	6,731	8,094
Class A common stock issued in connection with the acquisition of LLC Interests upon redemption by the non-controlling interest holders	313	33	1,723
Non-cash contribution made in connection with equity awards granted to employees of SSE Holdings	6,988	11,468	5,193
Non-cash financing activities:
Establishment of liabilities under tax receivable agreement	844	1,093	4,024

Shake Shack Inc. Form 10-K | 120

Schedule II: Valuation and Qualifying Accounts

	Balance at beginning of period	Additions			Reductions	Balance at end of period
(in thousands)		Charged to costs and expenses	Charged to other accounts
Deferred tax asset valuation allowance:
Fiscal year ended December 30, 2020	$954	$(2,610)	$4,312		$—	$2,656
Fiscal year ended December 29, 2021	$2,656	$(6,063)	$8,580		$—	$5,173
Fiscal year ended December 28, 2022	$5,173	$4,955	$(568)	(1)	$—	$9,560
(1)Amount relates to a valuation allowance established on deferred tax assets related to our investment in SSE Holdings.

Shake Shack Inc. Form 10-K | 121

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
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

For Management's Report on Internal Control over Financial Reporting, see Item 8, Financial Statements and Supplementary Data.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 28, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Not applicable.

Shake Shack Inc. Form 10-K | 122

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item with respect to our directors is incorporated by reference to the sections entitled “Nominees for Election as Class II Directors” and "Continuing Directors" in our Proxy Statement to be filed in connection with our 2023 Annual Meeting of Shareholders (the “Proxy Statement”). The information required by this item with respect to our Code of Business Conduct and Audit Committee (including our “audit committee financial expert”) is incorporated by reference to the sections entitled “Code of Ethics” and “Audit Committee Report.”
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item with respect to security ownership of certain beneficial owners and management is also incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY INCENTIVE PLANS

The following table provides information about our compensation plans under which our Class A common stock is authorized for issuance, as of December 28, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans(2)
Equity compensation plans approved by security holders(1)	134,031	$21.88	2,758,726
(1)Includes awards granted and available to be granted under our 2015 Incentive Award Plan.
(2)This amount represents shares of common stock available for issuance under the 2015 Incentive Award Plan, which include stock options, performance stock units and restricted stock units.

Shake Shack Inc. Form 10-K | 123

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item with respect to transactions with related persons and director independence is incorporated by reference to the sections entitled “Certain Relationships and Related Party Transactions” and “Corporate Governance --Composition of our Board of Directors” in our Proxy Statement.
Item 14. Principal Accountant Fees and Services.
The information required by this item with respect to principal accountant’s fees and services is incorporated by reference to the sections entitled “Audit and Related Fees” and “Audit Committee Report” in our Proxy Statement.

Shake Shack Inc. Form 10-K | 124

Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a)The following documents are filed as part of this report:
(1)Financial Statements

(2)Financial Statement Schedules

Page
Schedule I: Condensed Financial Information of Registrant	114
Schedule II: Valuation and Qualifying Accounts	121
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

Shake Shack Inc. Form 10-K | 125

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

Shake Shack Inc. Form 10-K | 126

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

Shake Shack Inc. Form 10-K | 128

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shake Shack Inc.
(Registrant)

	By:	/s/ Katherine I. Fogertey
Katherine I. Fogertey
Date: February 23, 2023		Chief Financial Officer

Shake Shack Inc. Form 10-K | 129

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randy Garutti	Chief Executive Officer and Director	February 23, 2023
Randy Garutti	(Principal Executive Officer)

/s/ Katherine I. Fogertey	Chief Financial Officer	February 23, 2023
Katherine I. Fogertey	(Principal Financial and Accounting Officer)

/s/ Daniel Meyer	Chairman of the Board of Directors	February 23, 2023
Daniel Meyer

/s/ Sumaiya Balbale	Director	February 23, 2023
Sumaiya Balbale

/s/ Lori George Billingsley	Director	February 23, 2023
Lori George Billingsley

/s/ Anna Fieler	Director	February 23, 2023
Anna Fieler

/s/ Jeff Flug	Director	February 23, 2023
Jeff Flug

/s/ Jenna Lyons	Director	February 23, 2023
Jenna Lyons

/s/ Joshua Silverman	Director	February 23, 2023
Joshua Silverman

/s/ Jonathan D. Sokoloff	Director	February 23, 2023
Jonathan D. Sokoloff

/s/ Robert Vivian	Director	February 23, 2023
Robert Vivian

/s/ Tristan Walker	Director	February 23, 2023
Tristan Walker

Shake Shack Inc. Form 10-K | 130