Form 10-K/A
period 2022-12-28
Shake Shack Inc.
filed 2023-04-27
CIK 1620533

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of June 29, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1,495,217,173, computed using the closing price on that day of $40.21. Solely for purposes of this disclosure, shares of common stock held by members part of the Voting Group pursuant to the Stockholders Agreement, as amended, of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of affiliates is not necessarily a conclusive determination for any other purposes.
As of April 19, 2023, there were 39,405,023 shares of Class A common stock outstanding and 2,844,513 shares of Class B common stock outstanding.

Auditor Name: Ernst & Young LLP	Auditor Location: New York, New York	Auditor Firm ID: 42

Explanatory Note
Shake Shack Inc., a Delaware corporation (“Shake Shack” or the “Company”), is filing this Amendment No. 1 to its Annual Report on Form 10-K (this “Amendment”) to amend the Annual Report on Form 10-K for the fiscal year ended December 28, 2022 (the “Original Filing”), as filed by the Company with the Securities and Exchange Commission (the “SEC”), on February 23, 2023.
The purpose of this Amendment is to include the information required by Items 10 through 14 of Part III on Form 10-K. This information was omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits such information to be incorporated by reference from a registrant's definitive proxy statement, if filed with the SEC no later than 120 days after the end of the fiscal year covered by a Form 10-K. The Company will not have filed its definitive proxy statement within the 120 day period and is therefore amending and restating in their entirety Items 10 through 14 of Part III of the Original Filing. The reference on the cover page of the Original Filing to the incorporation by reference of portions of its definitive proxy statement into Part III of the Original Filing is hereby deleted.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), certifications by Shake Shack's principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. The Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.
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

Cautionary Note Regarding Forward-Looking Information
This report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), which are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different from the statements made herein. All statements other than statements of historical fact included in this report and the Company's Annual Report on Form 10-K for fiscal year ended December 28, 2022 ("Form 10-K") are forward-looking statements, including, but not limited to, statements about our growth, strategic plan, and our liquidity. Forward-looking statements discuss our current expectations and projections relating to our financial position, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "aim," "anticipate," "believe," "estimate," "expect," "forecast," "future," "intend," "outlook," "potential," "project," "projection," "plan," "seek," "may," "could," "would," "will," "should," "can," "can have," "likely," the negatives thereof and other similar expressions.
All forward-looking statements are expressly qualified in their entirety by these cautionary statements. Some of the factors which could cause results to differ materially from the Company's expectations include the continuing impact of the COVID-19 pandemic, including the potential impact of any COVID-19 variants, the Company's ability to develop and open new Shacks on a timely basis, increased costs or shortages or interruptions in the supply and delivery of our products, increased labor costs or shortages, the Company's management of its digital capabilities and expansion into delivery, as well as its kiosk, drive-thru and multiple format investments, the Company's ability to maintain and grow sales at our existing Shacks, and risks relating to the restaurant industry generally. You should evaluate all forward-looking statements made in this report and the Form 10-K in the context of the risks and uncertainties disclosed in Part I, Item 1A of the Form 10-K under the heading "Risk Factors" and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".
The forward-looking statements included in this report are made only as of the date hereof. We undertake no obligation to publicly update any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. If we do update one or more forward-looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements.

Shake Shack Inc. Form 10-K | 1

SHAKE SHACK INC.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
DIRECTORS AND EXECUTIVE OFFICERS
Below is a list of the names and ages as of April 27, 2023 of our directors and executive officers and a description of the business experience of each of them.

Name	Age	Position
Randy Garutti	48	Chief Executive Officer and Director
Katherine I. Fogertey	39	Chief Financial Officer
Zachary Koff	43	Chief Operating Officer
Daniel Meyer	65	Chairman of the Board of Directors
Sumaiya Balbale	42	Director
Lori George Billingsley	59	Director
Anna Fieler	51	Director
Jeff Flug	60	Director
Jenna Lyons	54	Director
Joshua Silverman	54	Director
Jonathan D. Sokoloff	65	Director
Robert Vivian	64	Lead Director
Tristan Walker	38	Director
Information regarding Ms. Fogertey and Mr. Koff can be found in Part I of the Original Filing under "Information About Our Executive Officers".
Randy Garutti has served as Shake Shack’s Chief Executive Officer and on the Board of Directors since April 2012. Prior to becoming Chief Executive Officer, Mr. Garutti served as Chief Operating Officer of SSE Holdings since January 2010. Prior to leading Shake Shack, Mr. Garutti was the Director of Operations for Union Square Hospitality Group ("USHG"), overseeing the operations for all its restaurants. In addition, Mr. Garutti served as General Manager of Union Square Cafe and Tabla, both of which won numerous accolades in the hospitality industry. Mr. Garutti graduated from Cornell University’s School of Hotel Administration in 1997. Mr. Garutti currently serves on the board of directors of Block, Inc. Mr. Garutti also is a member of the board of directors of the Columbus Avenue Business Improvement District, a not-for-profit organization. Mr. Garutti served as a member of the board of directors of USHG Acquisition Corp from 2020 through 2022.

Key Skills and Experience: Mr. Garutti brings to his service on our Board of Directors his experience in the leadership, development and growth of our business, and his particular knowledge and broad experience in the hospitality industry.

Daniel Meyer has served as the Chairman of the Board of Directors of Shake Shack since January 2010. Mr. Meyer is the Founder and Executive Chairman of USHG, which owns and operates the following restaurants: Union Square Cafe, Gramercy Tavern, Blue Smoke, The Modern, the Cafes at MOMA, Maialino, Studio Cafe, Porchlight, Marta, Daily Provisions, Ci Siamo and Manhatta; and an event services business, Union Square Events. The restaurants have earned 28 James Beard Awards among them. Mr. Meyer co-authored the best-selling Union Square Cafe Cookbook and authored the New York Times bestseller Setting the Table: The Transforming Power of Hospitality in Business. Mr. Meyer is currently the Chairman of the board of directors of USHG Acquisition Corp. and a member of the board of directors of Olo, as well as the not-for-profit Madison Square Park Conservancy. Mr. Meyer previously served as a member of the board of directors of The Container Store from 2013 to 2017,

Sotheby’s from 2011 to 2015 and OpenTable from 2000 through 2014, as well as the following not-for-profit organizations: City Harvest, New Yorkers for Parks, Union Square Partnership and NYC & Co.
Key Skills and Experience: Mr. Meyer brings to his service on our Board of Directors a deep understanding of our business derived from his leadership role in our founding and our subsequent growth, his long career in hospitality, and a particular knowledge and experience in strategic planning and leadership of complex organizations, hospitality businesses and board practices of other major corporations.

Sumaiya Balbale has served on the Board of Directors of Shake Shack since March 2019. Ms. Balbale currently serves as the Chief Marketing Officer for Sequoia Capital, which she joined in June 2020. Ms. Balbale previously served as the Vice President of E-commerce, Mobile and Digital Marketing for Walmart US, from February 2017 until her resignation from the company in February 2019. At Walmart she led e-commerce marketing and transformed the digital media, social media, marketing analytics and marketing technology capabilities of the company. Ms. Balbale joined Walmart after the retailer purchased Jet.com in 2016. At Jet.com she served as the Vice President of Marketing from September 2014 through October 2017, where she led all consumer marketing including brand, acquisition and retention efforts. During the first year of the acquisition, Ms. Balbale continued to operate in a dual capacity for both Jet.com and Walmart. From 2010 through 2014, Ms. Balbale worked for Quidsi, a collection of specialty e-commerce verticals that was acquired by Amazon during her tenure. Ms. Balbale graduated with a B.A. degree in History from Brown University in 2002, and received her MBA from Harvard Business School in 2009. In 2018, Ms. Balbale was named to Fortune’s 40 under 40 list.
Key Skills and Experience: Ms. Balbale brings to her service on our Board of Directors particular knowledge and experience in e-commerce, mobile and digital marketing, as well as digital and social media brand management.

Lori George Billingsley joined the Board of Directors of Shake Shack in October 2022 and is the former Global Chief Diversity, Equity and Inclusion ("DEI") Officer for The Coca-Cola Company ("TCCC"), a role in which she served from October 2018 until March 2022. In that role, Ms. Billingsley led TCCC’s DEI Center of Excellence, directed to enable a more engaged global workforce, mirror the markets served, and support a more inclusive culture to best position the employees of TCCC to drive growth. Prior to this role, Ms. Billingsley served as the Vice President of Community and Stakeholder Relations for TCCC’s North America Operating Unit from January 2018 through September 2018. Since 2002 when she joined TCCC, Ms. Billingsley served in a number of roles at TCCC relating to public affairs, global issues communications, shareowner affairs, community and stakeholder relations, social impact and diversity, equity and inclusion with increasing responsibility. Prior to joining TCCC, Ms. Billingsley led her own public relations consultancy, LG Communications; was a vice president at Porter/Novelli, a leading public relations firm where she founded their Multicultural Communications and Alliance Building practices; and a senior public affairs specialist for the District of Columbia Government’s Office of Human Rights and Minority Business. Ms. Billingsley received her Bachelor of Arts in public relations from Howard University and her Master of Arts in public communications at American University. In 2019, Ms. Billingsley completed a 13-month Executive Leadership Experience Program at Harvard Business School and in 2021, Ms. Billingsley completed Stanford University Graduate School of Business Directors’ Consortium. Ms. Billingsley currently serves on the board of directors of Pioneer Natural Resources (NYSE: PXD), NAACP Foundation and Arete Executive Women of Influence. She is a founding member of TCCC’s Equity Accountability Councils, and a member of the National Association of Corporate Director’s Center for Inclusive Governance Advisory Council, Howard University’s School of Communications Board of Visitors, Executive Leadership Council, OnBoard, International Women’s Forum, Extraordinary Women on Boards, Leadership Atlanta, Black Women on Boards, Public Relations Society of American and The Links, Inc.
Key Skills and Experience: Ms. Billingsley brings to her service on our Board of Directors experience in leadership, growth and strategic planning in complex organizations and in developing and implementing breakthrough programs, including DEI programs, that meet organizational goals.

Anna Fieler has served as a member of the Board of Directors of Shake Shack since December 2017. Ms. Fieler has served as a member of the board of directors of QuinStreet (NASDAQ: QNST) since July 2020, where she serves as a member of the audit committee. Ms. Fieler has also served on the board of J.Crew Group since January 2021. Ms. Fieler’s additional governance expertise includes having earned the CERT Certificate in Cybersecurity Oversight for public company board directors. Ms. Fieler is currently Founder & Partner of Madison Park Ventures, an investment and advisory firm focusing on seed to Series B technology companies that advance well-being, connection and productivity. Ms. Fieler served as Chief Marketing Officer of

PopSugar Inc., a leading digital lifestyle media company, from 2014 to 2018. Prior to PopSugar, Ms. Fieler served as the Chief Marketing Officer of Stella & Dot LLC, an online social selling company, from 2011 to 2012. Prior to Stella & Dot, Ms. Fieler served as Vice President of Marketing for Tiny Prints, Inc., a digital commerce platform for invitations and greeting cards that was acquired by Shutterfly, Inc. in March 2011, from 2009 to 2011. Ms. Fieler also served in various leadership roles at eBay Inc. from 2001 to 2007. Ms. Fieler began her career in traditional advertising at Ogilvy & Mather. Ms. Fieler received an MBA from Harvard Business School in 2000 and graduated magna cum laude from Brown University in 1995. She has been appointed by the President of Brown University to serve on its Women’s Leadership Council, and she also serves on the San Francisco Opera Board of Directors Marketing Committee.
Key Skills and Experience: Ms. Fieler brings to her service on our Board of Directors public company board experience, executive experience and in-depth knowledge regarding digital marketing and digital customer experience.

Jeff Flug has served on the Board of Directors of Shake Shack since January 2010. Mr. Flug has over 25 years of leadership and management experience primarily in the financial industry, as well as in the non-profit sector. After graduating from the University of Massachusetts/Amherst in 1984, with a B.B.A. in Accounting, summa cum laude, Mr. Flug began his career as an accountant at PricewaterhouseCoopers, where he attained his C.P.A. in 1986. Mr. Flug attended Columbia Business School, where he received his M.B.A. in Finance in 1988. In 1988, Mr. Flug joined Goldman, Sachs & Co., and ultimately served as a Managing Director and Head of Fixed Income Financial Futures and Options Sales. In 2000, Mr. Flug became the Head of North America Fixed Income Institutional Sales for JPMorgan Chase & Co. In 2006, Mr. Flug served as CEO and Executive Director for Millennium Promise, a not-for-profit organization whose mission is to end extreme poverty and malaria in Africa. Mr. Flug served as USHG’s Chief Financial Officer and Chief Operating Officer from December 2009 until January 2011, and as USHG’s President from January 2011 until his retirement from the company in June 2015. Mr. Flug currently serves as the Chairman of the Board of Tender Green, and a board member of Pennant Park Investment Corporation, Pennant Park Floating Rate Capital Limited, and Momentous. Mr. Flug previously served as a member of the board of directors of USHG from 2009 until his retirement from the company in June 2015 and Sears Hometown & Outlet Stores and the Mountain School of Milton Academy, both from 2012 until 2015.
Key Skills and Experience: Mr. Flug brings to his service on our Board of Directors a broad-base of financial experience and particular knowledge and experience in strategic planning and leadership of complex organizations, as well as risks facing public companies.

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
Key Skills and Experience: Ms. Lyons brings to her service on our Board of Directors deep knowledge and experience in leadership of and branding in complex organizations and retail businesses, as well as a deep understanding of the consumer markets.

Joshua Silverman has served on the Board of Directors of Shake Shack since November 2016. Mr. Silverman currently serves as CEO of Etsy, Inc., a position he has held since May 2017. Mr. Silverman served as Executive in Residence for Greylock Partners, a venture capital firm, from October 2015 to April 2017. He previously held this position from October 2010 through June 2011. From June 2011 to December 2015, Mr. Silverman served as President of Consumer Products and Services at American Express. Prior to joining American Express, Mr. Silverman served as CEO of Skype from February 2008 until September 2010. From July 2006 until March 2008, Mr. Silverman served as CEO of Shopping.com, an eBay company, and, from December 2003 until June 2006, Mr. Silverman served as Managing Director of Markplaats.nl & eBay NL, a Dutch subsidiary of eBay. Mr. Silverman is the co-founder of Evite, Inc., and served as its CEO from December 1998 until its sale in May 2001. Mr. Silverman received his B.A. in Public Policy from Brown University in 1991 and his M.B.A. from Stanford

University Graduate School of Business in 1997. Mr. Silverman currently serves on the board of directors of Etsy, Inc., as well as the following not-for-profit organizations: Code Nation, which equips students in under-resourced schools with both fundamental coding skills and professional experiences, and Clubbed Thumb Theater. He also served on the Consumer Advisory Board of the Consumer Financial Protection Bureau from 2012 to 2015.
Key Skills and Experience: Mr. Silverman brings to his service on our Board of Directors particular knowledge and experience in strategic planning and leadership of complex organizations, including risk and financial management. He also brings meaningful experience in cybersecurity and sustainability.

Jonathan D. Sokoloff has served on the Board of Directors of Shake Shack since December 2012. Mr. Sokoloff is currently a Managing Partner with LGP, which he joined in 1990. Before joining LGP, he was a Managing Director in Investment Banking at Drexel Burnham Lambert since 1985. Mr. Sokoloff serves as a member of the board of directors of the following companies or their parent holding companies: Advantage Solutions, Jetro Cash & Carry, The Container Store, USHG, Jo-Ann Stores and Mariner Wealth Advisors. He is a trustee of his alma mater, Williams College, as well as a trustee of the Los Angeles County Museum of Art and a director of the Melanoma Research Alliance.
Key Skills and Experience: Mr. Sokoloff brings to his service on our Board of Directors particular knowledge and experience in finance and capital market transactions, as well as his broad-based experience in the leadership of retail businesses and the board practices of other major corporations.

Robert Vivian has served on the Board of Directors of Shake Shack since June 2010. Mr. Vivian served as the Co-Chief Executive Officer of P.F. Chang’s China Bistro from January 2009 until his retirement from the company in December 2011. Prior to that time, he served as P.F. Chang’s President from December 2000 through January 2009 and as its Chief Financial Officer from 1996 through December 2000. Mr. Vivian is currently a member of the board of directors of Bonci USA. Mr. Vivian previously served as a director of Cheddar’s from December 2011 until April 2017 and P.F. Chang’s China Bistro from January 2009 through April 2011. Before joining P.F. Chang’s, Mr. Vivian served in a variety of positions with Brinker International, Inc.
Key Skills and Experience: Mr. Vivian brings to his service on our Board of Directors a breadth of financial and operational leadership experience in the hospitality industry, including global licensing. Mr. Vivian also brings experience in board practices of other major corporations.

Tristan Walker has served on the Board of Directors of Shake Shack since June 2020. Mr. Walker is the Founder and Chief Executive Officer of Walker & Company Brands, which Mr. Walker founded in 2013 and which merged with Procter & Gamble in December 2018. Prior to founding Walker & Company Brands, Mr. Walker was an Entrepreneur-in-Residence at Andreessen Horowitz from 2012 to 2013. From 2009 to 2012, Mr. Walker served as the Director of Business Development for Foursquare, where he oversaw strategic partnerships and monetization. In this role, Mr. Walker managed integrations with large brands and media companies including American Express, The New York Times, CNN, MTV, Starwood Hotels & Resorts, and Starbucks. In 2019, Mr. Walker was named one of Fortune Magazine’s 50 “World’s Greatest Leaders.” Mr. Walker has also been named a USA Today Person of the Year, TIME 100 Next, Ebony Magazine’s 100 Most Powerful People, Vanity Fair’s “Next Establishment,” Fortune Magazine’s “40 Under 40,” AdAge. “Creative 50,” and Black Enterprise’s “40 Next.” Mr. Walker is a member of the board of directors of Footlocker, Inc. and the Founder of CODE2040, a program that matches high performing Black and Latino undergraduate and graduate coders and software engineering students with Silicon Valley start-ups for summer internships. Mr. Walker holds a bachelor’s degree in economics from Stony Brook University, where he graduated as valedictorian in 2005, and obtained an MBA from the Stanford University Graduate School of Business in 2010.
Key Skills and Experience: Mr. Walker brings to his service on our Board of Directors a broad-based experience and deep knowledge of strategic planning in complex organizations, as well as detailed understanding of brand and marketing strategies.

AUDIT COMMITTEE
The Audit Committee operates under a written charter adopted by the Board of Directors. The charter contains a detailed description of the scope of the Audit Committee’s responsibilities and how they will be carried out. The Audit Committee’s charter is available on our website at investor.shakeshack.com, under “Governance Documents.” In accordance with its charter, the Audit Committee, among other responsibilities, (i) engages and oversees our independent registered public accounting firm; (ii) reviews and discusses with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC and the other financial information presented to our stockholders; (iii) reviews with our independent registered public accounting firm the scope and results of their audit; (iv) approves all audit and permissible non-audit services to be performed by our independent registered public accounting firm; (v) reviews and monitors our accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements; (vi) reviews our responsibilities with respect to risk assessment and risk management; (vii) establishes procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters; (viii) reviews risk assessments from management with respect to our information technology systems and procedures, including cybersecurity, and oversees our cybersecurity risk management processes; and (ix) reviews risk assessments from management with respect to our food safety and quality assurance practices, and must oversee our food safety and quality assurance risk management processes.
Our Audit Committee consists of Robert Vivian, Sumaiya Balbale, Jeff Flug, and Joshua Silverman, with Mr. Vivian serving as chair. As required by Rule 10A-3 of the Exchange Act and the New York Stock Exchange rules, each of Messrs. Vivian, Flug and Silverman and Ms. Balbale meets the definition of “independent director” for purposes of serving on an audit committee. In addition, the Board of Directors has determined that each of Messrs. Vivian and Silverman qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.
NOMINATING AND CORPORATE GOVERNANCE COMMITTEE
The Nominating and Corporate Governance Committee operates under a written charter adopted by the Board of Directors. The charter contains a detailed description of the scope of the Nominating and Corporate Governance Committee’s responsibilities and how they will be carried out. The Nominating and Corporate Governance Committee’s charter is available on our website at investor.shakeshack.com, under “Governance Documents.” The primary responsibilities of the Nominating and Corporate Governance Committee are to (i) identify individuals qualified to become members of our Board of Directors, consistent with criteria approved by our Board of Directors and in accordance with the terms of the Stockholders Agreement; (ii) develop and recommend to our Board of Directors a set of corporate governance guidelines and principles; (iii) oversee the evaluation of the Board of Directors; (iv) review the overall adequacy and provide oversight with respect to the Company’s environmental, social and related governance strategy, initiatives and policies; and (v) review and provide oversight of the Company’s commitment to corporate social responsibility and diversity, equity and inclusion matters and the Company’s strategies, initiatives and policies for the same.
Our Nominating and Corporate Governance Committee consists of Lori George Billingsley, Jeff Flug, Jenna Lyons, Joshua Silverman, and Tristan Walker, with Mr. Flug serving as chair. As required by the New York Stock Exchange rules, each of Messrs. Flug, Silverman and Walker and Mses. Billingsley and Lyons meets the definition of “independent director” for purposes of serving on a nominating and corporate governance committee.
Recommendations for Director Candidates
The Nominating and Corporate Governance Committee, in recommending director candidates, and the Board, in nominating director candidates, will evaluate candidates in accordance with the qualification standards set forth in our Corporate Governance Guidelines, available on our website, investor.shakeshack.com. In addition, the Nominating and Corporate Governance Committee and the Board may also consider the additional selection criteria listed in the Corporate Governance Guidelines. These qualification standards and additional selection criteria are summarized below.

Director Qualification Standards
The Nominating and Corporate Governance Committee, in recommending director candidates for election to the Board, and the Board, in nominating director candidates, will consider candidates who have a high level of personal and professional integrity, strong ethics and values and the ability to make mature business judgments.
Additional Selection Criteria
In evaluating director candidates, the Nominating and Corporate Governance Committee and the Board may also consider the following criteria as well as any other factor that they deem to be relevant:
•Experience in corporate management, such as serving as an officer or former officer of a publicly held company;
•Experience as a board member of another publicly held company;
•Experience as an executive of a publicly held retail restaurant company;
•Professional and academic experience relevant to the Company’s industry;
•Diversity (race, ethnicity, gender, geography, sexual orientation, age, nationality, religious beliefs, socio-economic status, physical and/or mental capabilities);
•Strength of the candidate’s leadership skills;
•Experience in finance and accounting and/or executive compensation practices;
•Experience in successfully scaled technology business(es);
•Whether the candidate has the time required for preparation, participation and attendance at Board meetings and committee meetings;
•Appreciation/understanding of the values of Daniel Meyer’s vision of “Enlightened Hospitality”/culture/brand strength;
•International business experience, in particular with respect to franchising or licensing;
•Understanding of technologies pertinent to the Company’s business;
•Experience with raising and deploying capital; and
•Experience in addressing sustainability priorities.
In addition, the Board considers whether there are potential conflicts of interest with the candidate’s other personal and professional pursuits.
The Board also monitors the mix of specific experience, qualifications and skills of its directors in order to assure that the Board, as a whole, has the necessary tools to perform its oversight function effectively in light of the Company’s business and structure.
Diversity
The Company values diversity on a Company-wide basis and seeks to achieve a mix of Board members that represent a diversity of background and experience, including with respect to race, ethnicity, gender, geography, sexual orientation, age, nationality, religious beliefs, and occupation. Although the Board does not establish specific goals with respect to diversity, the Board’s overall diversity is a significant consideration in the director nomination process. The Company’s Corporate Governance Guidelines provide that our Nominating and Corporate Governance Committee is to take into account the overall diversity of the Board when identifying possible nominees for director. The Nominating and Corporate Governance Committee implements that policy, and assesses its effectiveness, by examining the diversity of all the directors on the Board when it selects nominees for directors. The diversity of directors is one of the factors that the Nominating and Corporate Governance Committee considers, along with the other selection criteria described above. The Nominating and Corporate Governance Committee assesses the effectiveness of its efforts at pursuing diversity through its periodic evaluation of the Board’s composition.
The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders in the same manner it considers other candidates, but it has no obligation to recommend such candidates. A stockholder that wants to recommend a candidate for election to the Board of Directors should send a recommendation in writing to Shake Shack Inc., c/o Corporate Secretary, 225 Varick Street, Suite 301, New York, New York 10014. Such recommendation should describe the candidate’s qualifications and other relevant biographical information and provide confirmation of the candidate’s consent to serve as director.

COMPENSATION COMMITTEE
The primary responsibilities of the Compensation Committee are to (i) review and approve the Company’s executive compensation strategy and in connection with such review, identify and approve the Company’s peer group companies and to establish appropriate targets, as well as the level and mix of compensation elements for executive compensation; (ii) review and approve the corporate goals and objectives with respect to the compensation of the Chief Executive Officer, evaluate the performance of the Chief Executive Officer in light of these goals and objectives, and determine the compensation of the Chief Executive Officer based upon that evaluation; (iii) review and set or make recommendations to the Board of Directors regarding the compensation of other executive officers; (iv) review and make recommendations to the Board of Directors regarding director compensation; (v) review and approve or make recommendations to the Board of Directors regarding the Company’s incentive compensation and equity-based plan and arrangements; (vi) ensure an appropriate management development and succession strategy with respect to the Chief Executive Officer, the other executive officers, and senior management; and (vii) review risk assessments from management with respect to the Company’s people practices, including without limitation, recruiting and retention, culture and labor.
Our Compensation Committee consists of Sumaiya Balbale, Anna Fieler, Jenna Lyons, Jonathan D. Sokoloff, and Robert Vivian, with Ms. Balbale serving as chair. As required by the New York Stock Exchange rules, each of Messrs. Sokoloff and Vivian and Mses. Balbale, Fieler, and Lyons meets the definition of “independent director” for purposes of serving on a compensation committee. The Compensation Committee operates under a written charter adopted and approved by the Board.
FAMILY RELATIONSHIPS
There are no family relationships among any of our directors or executive officers.
SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act and SEC rules require our directors, executive officers and persons who own more than 10% of any class of our common stock to file reports of their ownership and changes in ownership of our common stock with the SEC. Based solely on our review of the reports filed with the SEC and written representations from such reporting persons, we determined that all Section 16 reports were timely filed in fiscal 2022 by our directors, executive officers and beneficial owners of more than 10% of any class of our common stock.
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
Item 11. Executive Compensation.
DIRECTOR COMPENSATION
The Compensation Committee periodically reviews the director compensation program and its competitiveness relative to the compensation peer group as well as other industry peers. In 2022, it was determined that the Company's director compensation was within the bottom quartile relative to the compensation peer group across cash compensation, equity compensation, total compensation, and committee specific compensation. As a result, the Compensation Committee approved and recommended that the Board approve, and the Board approved increases in cash, equity, and committee specific compensation payable to directors, as well as providing the directors the option to elect to receive all or a portion of cash compensation in the form of restricted stock units.

Effective April 2022, our non-employee director compensation policy awards each non-employee director a combination of cash and restricted stock units in consideration for his or her service on our Board of Directors as follows: (A) (1) annual cash compensation equal to $62,500, payable in four equal installments following each of the Board's quarterly meetings and (2) for the chairperson of each of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, additional annual cash compensation equal to $10,000, $7,500, and $5,000, respectively, payable in four equal installments following each of the Board's quarterly meetings; and (B) (1) an annual equity award in the form of restricted stock units with an aggregate grant date fair value of $62,500 granted immediately following the annual meeting of stockholders and (2) for the chairperson of each of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, an additional annual equity award in the form of restricted stock units with an aggregate grant date fair value of $10,000, $7,500, and $5,000, respectively, granted immediately following the annual meeting of stockholders. With respect to the annual cash compensation, each director may elect to receive all, 75%, or 50% of his or her annual cash compensation in the form of additional restricted stock units.
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
In addition to the non-employee director compensation policy, we adopted a director stock ownership policy encouraging non-employee directors to hold shares of our Class A common stock and/or LLC Interests with a value equal to or in excess of the fair value of the restricted stock units or other equity award that the non-employee director received as an annual equity award on or following the most recent annual meeting.
The following table sets forth the compensation for each of our non-employee directors in fiscal 2022. The awards below were made in accordance with the above compensation amounts.

Name	Fees paid in cash ($)(1)	Restricted Stock Units ($)(2)(3)	Total ($)
Daniel Meyer	18,750	125,012	143,762
Sumaiya Balbale	21,250	140,026	161,276
Lori George Billingsley	7,813	46,914	54,727
Anna Fieler	18,750	125,012	143,762
Jeff Flug	71,875	67,504	139,379
Jenna Lyons	65,625	62,526	128,151
Joshua Silverman	18,750	125,012	143,762
Jonathan D. Sokoloff	65,625	62,526	128,151
Robert Vivian	75,625	72,522	148,147
Tristan Walker	65,625	62,526	128,151
(1)In fiscal 2022, each non-employee director received cash compensation under the non-employee director compensation policy. A portion of this was the cash compensation for the annual service period that began in the second quarter of 2021 which included cash compensation earned for the fourth quarter of 2021 but not paid until 2022 as well as the final quarterly payment earned and paid in the first quarter of 2022. The remainder of this was the cash compensation for the annual service period that began in the second quarter of 2022. Messrs. Meyer and Silverman and Ms. Fieler elected to receive the $62,500 cash compensation in the form of equity compensation and Ms. Balbale elected to receive both the $62,500 cash compensation and the $7,500 as Compensation Committee chair in the form of equity compensation. Ms. Billingsley elected to receive 50% of her cash compensation of $31,250, prorated due to her appointment during the service year, in the form of equity compensation.
(2)In fiscal 2022, each non-employee director was awarded equity compensation in consideration for his or her time of service on the Board of Directors consistent with the non-employee director compensation policy. Fiscal 2022 awards were granted to Board members as of the date of the 2022 annual meeting held on June 15, 2022. Ms. Billingsley's awards were granted as of October 17, 2022 and prorated due to her appointment during the service year.

(3)As of December 28, 2022, the following non-employee directors held restricted stock units as follows: Mr. Meyer - 3,089 unvested restricted stock units; Ms. Balbale - 3,460 unvested restricted stock units; Ms. Billingsley - 943 unvested restricted stock units; Ms. Fieler - 3,089 unvested restricted stock units; Mr. Flug - 1,668 unvested restricted stock units; Ms. Lyons - 1,545 unvested restricted stock units; Mr. Silverman - 3,089 unvested restricted stock units; Mr. Sokoloff - 1,545 unvested restricted stock units; Mr. Vivian - 1,792 unvested restricted stock units; and Mr. Walker - 1,545 unvested restricted stock units.
EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
This section provides a detailed description of our compensation philosophy and practices; our compensation-setting process; our executive compensation program components; and the rationale for compensation decisions made in 2022 with respect to our Named Executive Officers (“NEOs”). For the fiscal year ended December 28, 2022, our NEOs were:

NEO	Title
Randy Garutti	Chief Executive Officer
Katherine Fogertey	Chief Financial Officer
Zachary Koff	Chief Operating Officer
Executive Summary
Throughout 2022, we diligently worked toward the strategic plan we laid out for ourselves and showed steady improvement throughout the year. We finished 2022 with strong momentum with system-wide sales growing to $1.4 billion for the year. We were also pleased to see urban same-Shack sales increasing mid-teens from the prior year. The fourth quarter was particularly busy as we opened 35 Shacks system-wide, including 22 Company-operated Shacks.
We had to manage several challenges throughout the year, from the Omicron outbreak in early 2022 to persistent inflationary pressures, a compressed supply chain, construction delays and a tough labor market. Despite these challenges, we remained focused on the strategic plan and welcomed a growing number of guests back to our Shacks. We also invested in our team members, improved the guest experience across our channels, continued our digital evolution and continued learning from our drive-thru business. Please refer to our fiscal 2022 Annual Report on Form 10-K for a discussion of our business, operations and development, including our digital evolution, new Shack openings, and financial statements, as well as a discussion of our human capital management.
Financial Highlights
▪Total revenue for fiscal year 2022 increased 21.7% to $900.5 million versus the prior year.
▪Shack sales for fiscal year 2022 increased 21.6% to $869.3 million versus the prior year.
▪Same-Shack sales(1) increased 7.8%, for fiscal year 2022 versus the prior year.
▪Licensing revenue for fiscal year 2022 increased 25.3% to $31.2 million versus the prior year.
▪Shack system-wide sales(2) increased 22.7% to $1,378.5 million, versus the prior year.
▪Operating loss for fiscal year 2022 was $26.9 million compared to operating loss of $15.9 million versus the same period last year.
▪Shack-level operating profit(3), a non-GAAP measure, increased 26.7% to $151.0 million, or 17.4% of Shack sales in fiscal year 2022.
▪Net loss was $26.0 million in fiscal year 2022 compared to net loss of $10.1 million in the same period last year.

•Adjusted EBITDA(4), a non-GAAP measure, was $70.5 million in fiscal year 2022, compared to adjusted EBITDA of $56.0 million in the same period last year.
▪Net loss attributable to Shake Shack Inc. was $24.1 million, or a loss of $0.61 per share in fiscal year 2022, compared to Net loss attributable to Shake Shack Inc. of $8.7 million, or a loss of $0.22 per share in the same period last year.
•Adjusted pro forma net loss(5), a non-GAAP measure, was $12.9 million, or a loss of $0.31 per fully exchanged and diluted share in fiscal year 2022, compared to adjusted pro forma net loss of $2.6 million, or a loss of $0.06 per fully exchanged and diluted share, in the same period last year.
▪We opened 67 net system-wide Shacks, comprised of 36 net domestic Company-operated Shacks, and 31 net licensed Shacks, which is net of two licensed Shack closures.
The charts below demonstrate our performance over the last six years.
(1)Same-Shack sales represents Shack sales for the comparable Shack base, which is defined as the number of domestic Company-operated Shacks open for 24 full fiscal months or longer. For consecutive days that Shacks were temporarily closed, the comparative period was also adjusted. Same-Shack sales percentage reflects the change in year-over-year Shack sales for the comparable Shack base.
(2)Shack system-wide sales is an operating measure and consists of sales from our domestic Company-operated Shacks, domestic licensed Shacks and our international licensed Shacks. We do not recognize the sales from our licensed Shacks as revenue. Of these amounts, our revenue is limited to Shack sales from domestic Company-operated Shacks and licensing revenue based on a percentage of sales from domestic and international licensed Shacks, as well as certain up-front fees such as territory and opening fees.
(3)We define Shack-level operating profit as Shack sales less Shack-level operating expenses including Food and paper costs, Labor and related expenses, Other operating expenses and Occupancy and related expenses.

(4)Adjusted EBITDA is defined as Net income (loss) before Interest expense (net of interest income), Income tax expense (benefit) and Depreciation and amortization expense and excluding equity-based compensation expense, deferred lease costs, Impairment and loss on disposal of assets, amortization of cloud-based software implementation costs, as well as certain non-recurring items that we do not believe directly reflect our core operations and may not be indicative of our recurring business operations. Please refer to the "Non-GAAP Financial Measures" section on pages 65-69 of our Annual Report on Form 10-K filed on February 23, 2023 for a reconciliation of these non-GAAP measures to the most directly comparable GAAP measures.
(5)Adjusted pro forma net income (loss) represents Net income (loss) attributable to Shake Shack Inc. assuming the full exchange of all outstanding SSE Holdings, LLC membership interests (“LLC Interests”) for shares of Class A common stock, adjusted for certain non-recurring items that we do not believe are directly related to our core operations and may not be indicative of our recurring business operations. Please refer to the “Non-GAAP Financial Measures” section on pages 65-69 of our Annual Report on Form 10-K filed on February 23, 2023 for a reconciliation of these non-GAAP measures to the most directly comparable GAAP measures.
Say-on-Pay and Stockholder Engagement
At our 2022 annual meeting, we asked our stockholders to vote to approve, on an advisory basis, the compensation of our NEOs. Our stockholders overwhelmingly approved the compensation paid to our NEOs, with over 97.7% of votes cast in favor of our say-on-pay resolution. We value this positive endorsement by our stockholders of our executive compensation policies. As we evaluated our compensation practices for fiscal 2022, we were mindful of the strong support our stockholders expressed for our pay-for-performance philosophy, and the Compensation Committee and the Board considered the outcome of the vote when setting our compensation policies for 2022. The Board and the Compensation Committee will consider the future stockholder advisory votes of our stockholders, including the vote that will take place at the 2023 Annual Meeting, when we make compensation decisions for our NEOs in the future.
Executive Compensation Practices—Governance
Below are our current practices and policies that guide our executive compensation program. We believe the following items promote good corporate governance and are in the best interests of our stockholders and NEOs:
▪Our Compensation Committee is comprised of fully-independent directors
▪We cap short-term cash incentive award payouts to mitigate risk
▪We maintain stock ownership guidelines for our Directors and Executive Officers
▪We do not provide significant perquisites
▪We prohibit hedging and pledging of Company stock
▪We hold an annual say-on-pay vote.
What Guides Our Program
Compensation Philosophy and Objectives
Our executive talent and executive compensation philosophy enables us to attract well-qualified executives and to motivate and reward them for business results and leadership behaviors that drive our business strategy. We are committed to a pay-for-performance culture that includes high standards of ethical behavior and corporate governance.
The objective of our executive compensation program is to attract, retain, and motivate individuals who share in our dedication to our community and are committed to our mission, Stand for Something Good. We believe that competitive executive compensation packages that consist of both fixed and variable pay in the form of base salaries, short-term cash incentive opportunities, and long-term equity incentives that vest over a multi-year period enable us to achieve those objectives and align the compensation of our executive officers with our performance and long-term value creation for our stockholders.

Elements of Compensation
Our compensation philosophy is supported by the following principal elements of pay:

Element	How It’s Paid	Purpose
Base Salary	Cash (Fixed)	Provides a competitive fixed rate of pay relative to similar positions in the market, and enables the Company to attract and retain critical executive talent
Short-Term Cash Incentive	Cash (Variable)	Focuses executives on achieving short-term financial and annual goals that drive long-term stockholder value
Long-Term Incentives	Mix of Equity (Variable)	Provides incentives for executives to execute on longer-term financial/strategic growth goals that drive stockholder value creation and support the Company’s leadership retention objectives
How We Make Compensation Decisions
The Compensation Committee oversees the executive compensation program of our NEOs and is made up of independent, non-employee directors of the Board. The Compensation Committee works very closely with management to evaluate the effectiveness of the Company’s executive compensation program throughout the year. The Committee’s specific responsibilities are set forth in its charter, which can be found on the Company’s website at investor.shakeshack.com, under “Governance Documents.”
Role of the Compensation Committee
The Compensation Committee makes all final compensation and equity award decisions regarding our NEOs. In setting compensation for our NEOs, the Compensation Committee considers the relative amount of compensation that is delivered on a current and long-term basis and in the form of cash and equity. The combination of performance measures for annual bonuses and the equity compensation programs for executive officers, as well as the multi-year vesting schedules for equity awards, encourage key employees to maintain both a short-term and a long-term view with respect to Company performance. The compensation arrangement for each of our NEOs is intended to encourage performance and growth and to align the NEOs’ interests with those of our stockholders. The Compensation Committee’s primary responsibilities include:
▪Reviewing and approving incentive plans and performance objectives;
▪Assessing each NEO’s performance relative to these targets and objectives;
▪Evaluating the competitiveness of each NEO’s total compensation package;
▪Approving changes to a NEO’s compensation package, including base salary, and short-term and long-term incentive opportunities and awards; and
▪Designing executive compensation plans and programs.
Role of the CEO
Our CEO plays a significant role in reviewing the performance of our executive officers (other than his own) and making compensation recommendations to the Compensation Committee. The CEO’s responsibilities include:
▪Reviewing the performance of other executive officers and making recommendations to the Compensation Committee with respect to their compensation; and
▪Working closely with members of senior management to provide input to the Compensation Committee on performance goals and compensation and benefit program design and development.
The CEO does not participate in the deliberations of the Compensation Committee regarding his own compensation. Independent members of the Board make all final determinations regarding CEO compensation.

Competitive Positioning
The Company competes with business entities across multiple industries for executive-level talent. To this end, the Compensation Committee periodically evaluates industry-specific and general market compensation practices and trends to ensure that our program and NEO pay opportunities remain appropriately competitive. The Compensation Committee compares each component of the total compensation package to the compensation components of comparable executive positions of a peer group of publicly traded companies (the “Peer Group”). The companies comprising the Peer Group were selected based on the following considerations:
▪Business dynamics;
▪Geographic dispersion;
▪Workforce dynamics; and
▪Brand equity and company culture.
The Compensation Committee selected the following 11 companies for the 2022 Peer Group because they are of similar size and scope based on measures of total revenues, enterprise values and market capitalization:

2022 Peer Group
Canada Goose Holdings Inc.	Texas Roadhouse, Inc.
Churchill Downs Incorporated	The Cheesecake Factory Incorporated
Etsy, Inc.	Vail Resorts, Inc.
Floor & Décor Holdings, Inc.	Wingstop Inc.
Planet Fitness, Inc.	YETI Holdings, Inc.
Ruth’s Hospitality Group, Inc.

Peer Data ($M)(1)
	Total Revenue	Enterprise Value	Market Cap
Median	$1,809	$6,680	$6,090
SHAK	$900	$2,010	$1,630
Estimated Percentile Rank of SHAK within Peer Group	25th	17th	17th
(1)Total Revenue, Enterprise Value and Market Cap are as of 12/31/2022 or most recent fiscal year.

Consideration of competitive compensation data is one of several factors that the Compensation Committee takes into account when making its decisions with respect to the compensation of our NEOs. For purposes of gauging market position, the Compensation Committee reviews information and data obtained from publicly available information such as the proxy statements of publicly traded companies, compensation survey data and other published reports on executive compensation, and the general knowledge of the Compensation Committee with regard to the market for executive-level positions.
We believe that market data should be interpreted within the context of other important factors and should not solely be relied upon in setting the pay levels of our NEOs. As a result, in setting the target pay level of our NEOs, the Compensation Committee reviews the market data along with a variety of other factors including individual performance, competencies, skills, future potential, prior experience, scope of responsibility and accountability within the organization.
As noted above, the Compensation Committee periodically evaluates industry-specific and general market compensation practices and trends to ensure that our program design and NEO pay opportunities remain appropriately competitive. In the third and fourth quarters of 2022, our Compensation Committee conducted a comprehensive analysis to ensure that the Peer Group is aligned with our geographic distribution, workforce dynamics, brand equity, industry sector and operational and financial growth trajectory. Upon review of the 2022 Peer Group, our Compensation Committee determined that most of our 2022 peers were no longer comparable to the Company due to prevalence of peers with strong brand recognition and growth, but operating in Leisure, Product and Apparel, Retail and Marketing sectors. As such, our Compensation Committee approved changing the compensation peer group for purposes of evaluating and benchmarking plan design and NEO compensation levels in 2023. The Compensation Committee selected the following 12 companies for the 2023 Peer Group because they are of similar size and scope based on measures of current and projected total revenues, enterprise values, market capitalization, brand equity, industry and operating alignment.

2023 Peer Group
Bloomin Brands, Inc.	Ruth's Hospitality Group, Inc.
Brinker International	Sweetgreen
Chipotle Mexican Grill, Inc.	Texas Roadhouse
Dave & Buster's Entertainment	The Cheesecake Factory Inc.
Planet Fitness, Inc.	Vail Resorts, Inc.
Portillo's	Wingstop Inc.
2022 Executive Compensation Program in Detail
Base Salary
We provide competitive base salaries to our NEOs to compensate them for services rendered to the Company. Base salaries provide a fixed component of compensation reflecting the executive’s skills, expertise, leadership contributions and day-to-day performance. In the annual review of NEO compensation for fiscal 2022, the Compensation Committee reviewed total compensation for each NEO versus Peer Group NEO compensation as well as other competitive benchmark detail. This review revealed the base pay value for Messrs. Garutti and Koff was below the competitive benchmark of the Peer Group. Accordingly, the Compensation Committee approved market adjustments to their base pay.

NEO	2021 Base Pay	2022 Base Pay	% Change
Randy Garutti*	$630,250	$750,000	19%
Katherine Fogertey	450,000	472,500	5%
Zachary Koff	330,750	375,000	13%
*During the fourth quarter of 2022 and first quarter of 2023, the Compensation Committee reviewed the competitive position of our executive compensation and approved award values based on these benchmarks, performance and contributions. Mr. Garutti requested the Compensation Committee not consider, or award, any increase to his compensation for 2023. Based on Mr. Garutti's recommendation, the Compensation Committee did not approve an increase to Mr. Garutti's base salary, short- and long-term incentives for 2023.
Short-Term Cash Incentive Plan Design
The NEOs are entitled to receive short-term performance-based cash bonuses, the amount of which is based on satisfaction of Company objectives that are approved by the Board of Directors. Cash incentives reward both the achievement of short-term financial goals, as well as the execution of activities to advance our strategic and operational priorities, which support near-term financial performance and long-term strategic objectives.
For fiscal 2021, the Compensation Committee determined it was in the best interest of the Company to adjust the financial performance measurement period and goals from an annual to a quarterly basis primarily due to the uncertainty caused by the COVID-19 pandemic. For fiscal 2022, the Compensation Committee approved the continuation of the financial performance measurement period and goals on a quarterly basis primarily due to the uncertainty of the macroeconomic environment.
Target award opportunities are expressed as a percentage of base salary, earned during the applicable performance period and are based on the individual NEO’s level of responsibility and ability to impact the business results. In the annual review of NEO compensation, the Compensation Committee also determined the short-term incentive targets for Messrs. Garutti and Koff were below the competitive benchmark of the Peer Group. Accordingly, the Compensation Committee approved increases in their target award opportunities. Below are the threshold, target and maximum award levels approved by the Compensation Committee.

	Target Cash Award Opportunity (as % of Base Salary)
		2021		2022
NEO	Threshold	Target	Maximum	Target	Maximum
Randy Garutti	0%	75%	150%	100%	200%
Katherine Fogertey	0%	50%	100%	50%	100%
Zachary Koff	0%	35%	58.5%	40%	66.8%

The Compensation Committee approved Total Revenue and Adjusted EBITDA, which are key drivers of our business, as the 2022 Short-Term Cash Incentive Plan performance metrics. The measurement of the performance metrics for Mr. Garutti and Ms. Fogertey were based 100% on Company-wide, quarterly performance. For fiscal 2022, the Compensation Committee approved the alignment of Mr. Koff's 2022 Short-Term Cash Incentive Plan measurement with that of Mr. Garutti and Ms. Fogertey. Therefore, the 2022 Short-Term Cash Incentive Plan is tied entirely to Company financial performance for all NEOs.

2022 Weighting
Performance Metrics	All NEOs
Quarter Total Revenue vs Budget*	50%
Quarter Adjusted EBITDA vs Budget**	50%
*For purposes of the Short-Term Cash Incentive Plan, the Company defines Total Revenue as revenue, inclusive of revenue from Company-operated Shacks and licensing revenue from international and domestic licensed Shacks.
**For purposes of the Short-Term Cash Incentive Plan, the Company defines Adjusted EBITDA as net income before (A) interest expense, (B) income tax expense or benefit, (C) depreciation expense and (D) amortization expense, and excluding certain non-cash and other items not considered in the Company’s evaluation of ongoing operating performance, including equity-based compensation expense, deferred lease costs, impairment and loss on disposal of assets, amortization of cloud-based software implementation costs and certain non-recurring charges. Adjusted EBITDA performance (both budget and actual performance) excludes bonuses.
2022 Short-Term Cash Incentive Plan Payout
The Short-Term Cash Incentive Plan payout is determined by the achievement of the performance metrics approved quarterly by the Board of Directors. The table below summarizes the threshold, target, and maximum performance achievement levels and the respective payout results for fiscal 2022.

	Range of Performance Achievement
Financial Performance Metric	Threshold	Target	Maximum
Total Revenue	90%	100%	105%
Adjusted EBITDA	90%	100%	115%
Note: If performance is achieved at a level between the threshold and target or between target and maximum, the payout level is determined through straight-line interpolation.

	Q1(1)		Q2(2)		Q3(3)		Q4(4)
Financial Performance Metric	Target Performance Goal	Actual Achievement	Target Performance Goal	Actual Achievement	Target Performance Goal	Actual Achievement	Target Performance Goal	Actual Achievement
Total Revenue	$208,669,439	96.9%	$238,294,220	96.8%	$234,487,120	97.2%	$240,271,648	99.3%
Adjusted EBITDA	$9,677,443	128.9%	$19,020,039	131.7%	$20,285,695	113.1%	$17,254,725	136.2%
(1)The actual achievement corresponds to a payout of the target value of 134.28% for the CEO and CFO and 117.78% for the COO.
(2)The actual achievement corresponds to a payout of the target value of 134.18% for the CEO and CFO and 117.68% for the COO.
(3)The actual achievement corresponds to a payout of the target value of 129.57% for the CEO and CFO and 115.12% for the COO.
(4)The actual achievement corresponds to a payout of the target value of 146.37% for the CEO and CFO and 129.87% for the COO.

The total amounts of the short-term cash incentives paid to each NEO for fiscal 2022 performance are shown in the table below:

NEO	Target Annual Award (% of Base Salary)	Target Annual Incentive Value ($)	Total Payout Based on Financial Performance Actual Achievement	Total Award Payout Value
Randy Garutti	100%	$731,577	136.1%	$996,013
Katherine Fogertey	50%	$234,519	136.1%	$319,213
Zachary Koff	40%	$147,277	120.2%	$176,960
Note: Target annual incentive value is prorated according to base salary.
2023 Short-Term Incentive Plan Design
For fiscal 2023, NEOs will continue to be measured and awarded cash bonuses based on the achievement of quarterly Total Revenue and Adjusted EBITDA.
Long-Term Incentives
We provide our NEOs with long-term incentive awards under our 2015 Incentive Award Plan (as amended, the “2015 Plan”). Awards under the 2015 Plan are intended to align the interests of our NEOs with those of our stockholders and to create a link between executive pay and long-term stockholder value creation. Awards earned by our NEOs in connection with the 2015 Plan are subject to a service condition and, at times, also subject to performance conditions. For awards with both service and performance conditions, the Compensation Committee approved Total Revenue and Adjusted EBITDA, which are key drivers of our business, to measure performance.
2022 Long-Term Incentive Plan Design
In November 2021, the Compensation Committee engaged with management to design a special, one-time equity award for certain of our management team, including our NEOs, to recognize achievements, retain services, and motivate our management team by way of a long-term performance incentive to ensure alignment with our growth targets while creating value for our stockholders. After thorough discussion and analysis, the Committee approved the grant of a special, one-time performance-based restricted stock units ("November 2021 PSU Award") to retain and motivate the management team to achieve strategic, long-term financial goals. The grant date fair value of the November 2021 PSU Award was approximately $2.6 million for our NEOs and is earned based on the achievement of Total Revenue and Adjusted EBITDA performance measures, measured over a three-year, cumulative period through fiscal 2024. This award has an opportunity to achieve a maximum payout of 200% through the applicable vesting date.
In March 2022, the Compensation Committee granted restricted stock units (“RSUs”) to each of our NEOs which vest ratably over a four year period and are subject to the NEO’s continued employment with us through the applicable vesting date. As the November 2021 PSU Award has considerable long-term performance goals and a three-year cumulative performance period, the Compensation Committee determined an annual award in the form of time-based RSUs was an appropriate award design for fiscal 2022.
2023 Long-Term Incentive Plan Design
For 2023 we are continuing our compensation philosophy that seeks to balance performance-based and time-based long-term equity incentive awards. Therefore, the Compensation Committee approved an annual award of time-based RSUs for fiscal 2023. As the November 2021 PSU Award has considerable long-term performance goals and a three-year cumulative performance period, the Compensation Committee determined an annual award in the form of time-based RSUs was an appropriate award design for fiscal 2023 as NEO compensation is sufficiently aligned with our long-term performance goals.

Other Compensation and Governance Programs, Policies and Guidelines
Stock Ownership Policy
We have an executive stock ownership policy requiring Mr. Garutti, as of January 15, 2020, Ms. Fogertey as of June 14, 2027 and Mr. Koff, as of June 9, 2025, to hold shares of our Class A common stock or membership interests of SSE Holdings ("LLC Interests") with a value equal to two times for Mr. Garutti and one times for Ms. Fogertey and Mr. Koff of their respective annual base salaries. Securities that qualify in determining whether Mr. Garutti, Ms. Fogertey and Mr. Koff have satisfied the shareholding requirements include (i) issued and outstanding shares of Class A common stock held beneficially or of record, (ii) issued and outstanding LLC Interests held beneficially or of record, (iii) issued and outstanding shares of Class A common stock or LLC Interests held by a qualifying trust (i.e., a trust created for the benefit of the executive officer, his or her spouse or members of his or her immediate family), (iv) issued and outstanding shares of Class A common stock or LLC Interests held by a 401(k) or other qualified pension or profit-sharing plan for the benefit of the executive officer, and (v) shares of Class A common stock underlying vested Shake Shack time-based stock options and restricted stock units deliverable upon exercise or settlement in full, less tax withholdings and, in the case of stock options, a number of shares of Class A common stock with a value equal to the exercise price thereof.
Hedging Policy
We have a policy that precludes all of the Company’s employees, including our NEOs, along with our directors, from engaging in hedging transactions involving the Company’s equity securities, including short selling, buying exchange-traded put options or call options associated with our stock, transactions relating to zero-cost collars, forward sales contracts, purchases of the Company’s securities on margin, and pledging the Company’s securities as collateral to secure loans. We aim to restrict these transactions because they could serve to “hedge” the risk of owning our stock and otherwise can be highly speculative transactions with respect to our stock.
Employment Agreements
We entered into an amended and restated employment agreement with Mr. Garutti, effective as of October 25, 2018; an employment agreement with Ms. Fogertey, effective as of June 14, 2021; and an amended and restated employment agreement with Mr. Koff, effective as of January 5, 2017. The material terms of such agreements are summarized below.
Pursuant to advice of a tax advisor retained by the Company, effective as of the start of fiscal 2018, Mr. Garutti ceased to be treated as an employee of the Company for tax purposes, while remaining a partner of SSE Holdings. So that he is not adversely impacted by the cessation of his status as an employee of the Company for income tax purposes, pursuant to his amended and restated employment agreement, Mr. Garutti is entitled to an annual gross-up payment that will leave Mr. Garutti in the same economic position as if he had been classified as an employee for income tax purposes. The gross-up arrangement has had and is expected to have a minimal impact on the Company. The Company also will reimburse Mr. Garutti for any expenses he incurs in connection with calculating his tax obligations pursuant to the amended and restated employment agreement.
Position and Employment Term
Under the applicable employment agreements, during their respective terms of employment, Mr. Garutti, Ms. Fogertey, and Mr. Koff will serve as Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer, respectively, of Shake Shack, SSE Holdings and all of its affiliates. The current employment terms are as follows: (i) for Mr. Garutti, through October 25, 2024 (the term was automatically extended on October 25, 2021 for an additional three years) with automatic three (3)-year renewal terms thereafter, unless either party provides written notice of non-extension within 90 days of the expiration of the then-current term; (ii) for Ms. Fogertey, through June 14, 2024, with automatic one (1)-year renewal terms thereafter, unless either party provides written notice of non-extension within 90 days of the expiration of the then-current term; and (iii) for Mr. Koff through January 5, 2024 (the term was automatically extended on January 2, 2023 for an additional year), with automatic one (1)-year renewal terms thereafter unless either party provides written notice of non-extension within 90 days of the expiration of the then-current term.
Base Salary, Annual Bonus and Equity Compensation
The annual base salary for fiscal 2022 for each of Mr. Garutti, Ms. Fogertey and Mr. Koff was increased to $750,000, $472,500 and $375,000, respectively.

In addition, pursuant to their employment agreements, Mr. Garutti, Ms. Fogertey, and Mr. Koff are eligible to receive short-term cash incentives upon the attainment of Company performance goals established by the Compensation Committee. The amount of the annual performance-based cash bonus that may be received by Mr. Garutti, Ms. Fogertey and Mr. Koff upon attainment of target performance for the 2022 fiscal year was 100% of base salary, 50% of base salary, and 40% of base salary, respectively, and the maximum amount of the annual performance-based cash bonus that may be received by Mr. Garutti, Ms. Fogertey, and Mr. Koff for the 2022 fiscal year was 200% of base salary, 100% of base salary, and 66.8% of base salary, respectively.
Under the employment agreements, Mr. Garutti, Ms. Fogertey, and Mr. Koff are also eligible for annual equity awards, the form and terms of which will be determined by the Compensation Committee in its discretion.
Severance
The employment agreement for each of Mr. Garutti, Ms. Fogertey and Mr. Koff provides for severance upon a termination by us without cause or by Mr. Garutti, Ms. Fogertey and Mr. Koff for good reason, in each case, subject to the execution and non-revocation of a waiver and release of claims by Mr. Garutti, Ms. Fogertey or Mr. Koff, as applicable.
Upon such a termination, each of Mr. Garutti, Ms. Fogertey and Mr. Koff is entitled to severance consisting of (a) continued base salary (i) for Mr. Garutti, for 18 months following the date of termination, (ii) for Ms. Fogertey, during the severance period, which is three months if Ms. Fogertey has completed six months of service, six months if Ms. Fogertey has completed one year of service, and thereafter, one additional month for every twelve months of service, up to 12 months of severance, and (iii) for Mr. Koff, for 12 months following the date of termination, (b) a prorated annual cash bonus for the year of termination based on actual Company performance, and (c) reimbursement of COBRA premiums such that the cost of coverage is equal to the cost for then current employees for up to the applicable severance period described in subpart (a) of this sentence.
Upon such a termination, Mr. Garutti is entitled to accelerated vesting of a prorated portion of all of the annual equity awards that would have vested within 18 months following the date of termination absent such termination, and Mr. Koff is entitled to accelerated vesting of a prorated portion of the annual equity award in any event, that would next vest following the date of termination, such amount to be based on the number of full fiscal months elapsed during the twelve month period between the previous vesting date or, if none, the award date, and the date of termination.
For purposes of the employment agreements, the Company will have “cause” to terminate each of Mr. Garutti’s, Ms. Fogertey’s or Mr. Koff’s employment upon (a) his or her willful misconduct, gross negligence or act of dishonesty with regard to the Company or any of its affiliates, which in either case, results in or could reasonably be expected to result in material harm to the Company or such affiliate, (b) his or her willful and continued failure to attempt to perform his or her duties with the Company or any of its affiliates (other than any such failure resulting from disability), which failure is not remedied within 30 days after receiving written notice thereof, (c) his or her conviction of (or his or her plea of guilty or nolo contendere to) any felony involving moral turpitude (other than traffic related offenses or as a result of vicarious liability), or (d) his or her material breach of any material provision of the employment agreement, which breach is not remedied within 10 days after receiving written notice thereof.
For purposes of the employment agreements, each of Mr. Garutti, Ms. Fogertey and Mr. Koff will have “good reason” to terminate his or her employment after the occurrence, without his or her consent, of (a) any material adverse change in base salary, position, duties, responsibilities, authority, title or reporting obligations, or the assignment of duties that are materially inconsistent with his or her position, (b) a relocation of principal business location by more than (i) 25 miles, in the case of Mr. Garutti, and (ii) 50 miles, in the case of each Ms. Fogertey and Mr. Koff, from its then current location, or (c) any other material breach by the Company of the employment agreement or any other agreement with him or her. However, no termination for good reason will be effective unless (i) Mr. Garutti, Ms. Fogertey or Mr. Koff, as applicable, provides the Company with at least 30 days' prior written notice of his or her intent to resign for good reason (which notice must be provided within 60 days following the occurrence of the event(s) purported to constitute good reason); (ii) the Company has not remedied the alleged violation(s) within the 30-day period; and (iii) Mr. Garutti's, Ms. Fogertey's or Mr. Koff’s resignation, as applicable, becomes effective no later than 30 days after the Company has either failed to cure such event or indicated that it will not cure such event.

Restrictive Covenants
Pursuant to their respective employment agreements, Mr. Garutti, Ms. Fogertey and Mr. Koff are subject to certain non-competition and non-solicitation restrictions during employment and for a(n) (a) 18-month period, in the case of Mr. Garutti, and (b) 12-month period, in the case of each Ms. Fogertey and Mr. Koff, after termination of employment. During the restricted period, Mr. Garutti may not compete, directly or indirectly, with the Company in the business of developing, managing, and/or operating of (a) “better burger” restaurants, (b) “quick service” or “fast food” restaurants with an emphasis on hamburgers, and (c) restaurants that derive 50% or more of their revenues from the sale of hamburgers, hot dogs, chicken, french fries, and/or frozen desserts. Each of Five-Guys and In-N-Out Burger are included in the competitive restrictions described above. Each of Ms. Fogertey and Mr. Koff may not compete, directly or indirectly, with the Company in the business of developing, managing, and/or operating of (a) “better burger” restaurants, (b) “quick service” or “fast food” restaurants with an emphasis on hamburgers, or (c) “fast casual” restaurants.
No severance payments or benefits described above shall be paid following the first date that any of Mr. Garutti, Ms. Fogertey or Mr. Koff violates his or her restrictive covenants. However, if the employment of Mr. Koff is terminated by the Company without cause or by Mr. Koff for good reason, Mr. Koff, as applicable, may compete in the “fast casual” restaurant business during the restricted period without violating his employment agreement but he will not receive any severance after the date he begins to compete in the “fast casual” restaurant business.
Other Benefits
Our NEOs, like our other employees, participate in health and welfare benefit plans, subject to satisfying eligibility requirements. We believe the benefits described above are necessary and appropriate to provide a competitive compensation package.
Health & Wellness
All of our full-time employees, including our NEOs, are eligible to participate in health and welfare plans maintained by the Company, including:
▪Medical, dental and vision benefits;
▪Medical care flexible spending accounts;
▪Short-term and long-term disability insurance; and
▪Life insurance.
Our NEOs participate in these plans largely on the same basis as other eligible employees. Beginning in July 2018, Shake Shack obtained supplemental individual long-term disability plans for each of the NEOs to provide the same level of coverage provided to all other eligible participants in the group long-term disability plan.
Retirement Plan
The Company’s employees, including our NEOs, participate in the Company’s 401(k) retirement savings plan (the “401(k) plan”), subject to satisfying eligibility requirements. The Internal Revenue Code ("IRC") allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. The Company does not currently match contributions made under the 401(k) plan by our NEOs and other highly compensated employees. We believe that providing a vehicle for tax deferred retirement savings through the 401(k) plan adds to the overall desirability of our executive compensation package.
Limited Perquisites and Other Personal Benefits
We have not provided significant perquisites to our NEOs that are not generally available to other employees. From time to time, we may provide such benefits for recruitment or retention purposes.

Tax Considerations
Deductibility of Executive Compensation
We may be entitled to a tax deduction in connection with the vesting, settlement, or exercise of an award in an amount equal to the ordinary income realized by a participant at the time the participant recognized such income. However, we are subject to IRC Section 162(m), which places a limit of $1 million on the amount of compensation that we may deduct as a business expense in any year with respect to certain executive officers. While the Compensation Committee considers the deductibility of compensation as one factor in determining the overall level of compensation and the mix of compensation among individual elements, the Compensation Committee also looks at other factors in making its decisions and will retain the flexibility to award compensation that it determines to be consistent with the goals of our executive compensation program even if such compensation is not deductible for tax purposes.
Accounting Considerations
The Compensation Committee recognizes accounting implications that may impact executive compensation. For example, we recognize expense related to salaries and performance-based cash compensation when earned in our financial statements. U.S. GAAP also requires us to record an expense in our financial statements for equity awards, even though equity awards are not paid as cash to employees.
Compensation Committee Interlocks and Insider Participation
None of our executive officers currently serves, or in the past year has served, as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.
Risk Considerations in our Compensation Program
We conducted an assessment of our compensation policies and practices and concluded that these policies and practices are not reasonably likely to have a material adverse effect on the Company. The Company’s compensation program and policies mitigate risk by combining performance-based, long-term compensation elements with payouts that are highly correlated to the value delivered to stockholders. The combination of performance measures for annual bonuses and the equity compensation programs for executive officers, as well as the multi-year vesting schedules for equity awards, encourage employees to maintain both a short- and long-term view with respect to Company performance.
COMPENSATION COMMITTEE REPORT
Our Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” required by Item 402(b) of Regulation S-K. Based on such review and discussions, our Compensation Committee recommended to our Board of Directors that the “Compensation Discussion and Analysis” be included in this Amendment and to be included in the Company's Proxy Statement relating to the 2023 Annual Meeting of Stockholders.
This report has been furnished by the members of the Compensation Committee.
THE COMPENSATION COMMITTEE
Sumaiya Balbale, Chair
Anna Fieler
Jenna Lyons
Jonathan D. Sokoloff
Robert Vivian

FISCAL 2022 COMPENSATION TABLES
Summary Compensation
The following table sets forth our NEO’s total compensation for fiscal 2022, 2021 and 2020.

Named Executive Officer and Principal Position		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	Year	($)(1)	($)(2)	($)(3)	($)	($)(1)	($)	($)(4)	($)
Randy Garutti Chief Executive Officer	2022	731,577	—	1,500,022	—	996,013	—	118,224	3,345,836
	2021	630,250	—	3,549,992	—	623,103	—	663,217	5,466,562
	2020	611,552	30,000	1,500,013	—	94,538	—	494,684	2,730,786
Katherine Fogertey Chief Financial Officer	2022	469,038	—	750,048	—	319,213	—	6,265	1,544,564
	2021	238,846	—	2,650,010	—	165,824	—	1,015	3,055,695
Zachary Koff Chief Operating Officer	2022	368,192	—	750,048	—	176,960	—	3,106	1,298,306
	2021	328,024	—	1,350,071	—	130,503	—	1,977	1,810,575
	2020	305,655	15,000	400,056	—	22,050	—	1,631	744,392
(1)For Ms. Fogertey, the amount in this column is prorated to reflect time served in the position for fiscal 2021.
(2)The amounts in this column represent a one-time discretionary, spot bonus awarded in fiscal 2020.
(3)The amounts in this column represent the aggregate grant date fair value of RSUs and performance-based restricted stock units ("PSUs") granted to our NEOs in fiscal 2022, fiscal 2021 and fiscal 2020. The fair value of RSUs and PSUs is based on the market value of the Company’s Class A common stock on the date of grant computed in accordance with Accounting Standards Codification Topic 718 ("ASC Topic 718"). Amounts disclosed for PSUs granted are based upon the most probable outcome of performance conditions on the grant date, which were 100% and 100%, respectively for fiscal 2021 and fiscal 2020, of the target performance goals. The fair value of PSUs granted in fiscal 2021 assuming achievement of the maximum performance level of 125% for the PSU granted in March 2021 and 200% for the PSU granted in November 2021 would be $4,125,147, $1,125,051, and $1,687,700 for Mr. Garutti, Ms. Fogertey, and Mr. Koff, respectively. The fair value of PSUs granted in fiscal 2020 assuming achievement of the maximum performance level of 125% would have been $937,508 and $250,036 for Mr. Garutti and Mr. Koff, respectively. For Ms. Fogertey, the awards granted in fiscal 2021 include a one-time RSU award with a grant date fair value equal to $2,000,000 pursuant to the terms of her employment agreement.
(4)For Mr. Garutti, these amounts represent gross up and tax equalization payments of $105,683 and the $12,541 premium paid under our executive disability insurance plan in 2022, gross up and tax equalization payments of $650,790 and the $12,427 premium paid under our executive disability insurance plan in 2021, gross up and tax equalization payments of $482,338 and the $12,346 premium paid under our executive disability insurance plan in 2020; for Ms. Fogertey, this amount represents the premium paid under our executive disability insurance plan in 2022 and 2021; for Mr. Koff, these amounts represent the premiums paid under our executive disability insurance plan in 2022, 2021, and 2020.
Grants of Plan-Based Awards
The following table sets forth information with respect to plan-based awards made to our NEOs in fiscal 2022.

Named Executive Officer	Type	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
			Threshold	Target	Maximum	Threshold	Target	Maximum
			($)	($)	($)	(#)	(#)	(#)	(#)(1)	(#)	($/Sh)	($)(2)
Randy Garutti	Cash Incentive	12/30/2021	—	731,577	1,463,154	—	—	—	—	—	—	—
	RSUs	3/1/2022	—	—	—	—	—	—	19,971	—	—	1,500,022
Katherine Fogertey	Cash Incentive	12/30/2021	—	234,519	469,038	—	—	—	—	—	—	—
	RSUs	3/1/2022	—	—	—	—	—	—	9,986	—	—	750,048
Zachary Koff	Cash Incentive	12/30/2021	—	147,277	245,952	—	—	—	—	—	—	—
	RSUs	3/1/2022	—	—	—	—	—	—	9,986	—	—	750,048

(1)Reflects RSUs granted under the 2015 Incentive Award Plan.
(2)Amounts represent the grant date fair value determined in accordance with ASC Topic 718. For stock awards, the grant date fair value is based on the closing market price of our Class A Common Stock on the grant date.
Outstanding Equity Awards
The following table sets forth certain information with respect to outstanding equity awards of our NEOs as of December 28, 2022.

	Option Awards				Stock Awards
Named Executive Officer	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested
			($)		(#)	($)(1)	(#)	($)(1)
Randy Garutti					44,515	1,894,113(2)	17,701	753,178(3)
Katherine Fogertey					27,184	1,156,679(4)	8,851	376,610(5)
Zachary Koff	15,100	—	21.00	1/29/2025	18,159	772,666(6)	8,851	376,610(7)
(1)Based on the closing price on December 28, 2022.
(2)Consists of (i) 1,787 RSUs granted on March 1, 2019 that vest on March 1, 2023; (ii) 2,020 PSUs granted on March 1, 2019 which were earned based on the achievement of the 2019 performance criteria established by the Compensation Committee as certified by the Compensation Committee in February 2020 and which vest on March 1, 2023; (iii) 6,556 RSUs granted on March 2, 2020 that vest equally over two installments on March 2, 2023 and March 2, 2024; (iv) 4,338 RSUs granted on March 15, 2021 that vest equally over three installments on March 15, 2023, March 15, 2024 and March 15, 2025; (v) 9,843 PSUs granted on March 15, 2021 which were earned based on the achievement of the 2021 performance criteria established by the Compensation Committee as certified by the Compensation Committee in February 2022 and which vest equally over three installments on March 15, 2023, March 15, 2024 and March 15, 2025; and (vi) 19,971 RSUs granted on March 1, 2022 that vest equally over four installments on March 1, 2023, March 1, 2024, March 1, 2025 and March 11, 2026;
(3)Consists of 17,701 PSUs, at target, granted on November 15, 2021 that cliff vest on March 1, 2025. The PSUs earned are based on the achievement of the 2022-2024 cumulative performance criteria established by the Compensation Committee as certified by the Compensation Committee in February 2025.
(4)Consists of (i) 17,198 RSUs granted on July 15, 2021 when Ms. Fogertey joined the Company, which vest in four equal installments on July 15, 2023, July 15, 2024, July 15, 2025 and July 15, 2026. and (ii) 9,986 RSUs granted on March 1, 2022 that vest equally over four installments on March 1, 2023, March 1, 2024, March 1, 2025 and March 11, 2026;
(5)Consists of 8,851 PSUs, at target, granted on November 15, 2021 that cliff vest on March 1, 2025. The PSUs earned are based on the achievement of the 2022-2024 cumulative performance criteria established by the Compensation Committee as certified by the Compensation Committee in February 2025.
(6)Consists (i) 953 RSUs granted on March 1, 2019 that vest on March 1, 2023; (ii) 1,075 PSUs granted on March 1, 2019 which were earned based on the achievement of the 2019 performance criteria established by the Compensation Committee as certified by the Compensation Committee in February 2020 and which vest on March 1, 2023; (iii) 1,748 RSUs granted on March 2, 2020 that vest equally over two installments on March 2, 2023 and March 2, 2024; (iv) 1,446 RSUs granted on March 15, 2021 that vest equally over three installments on March 15, 2023, March 15, 2024 and March 15, 2025; (v) 2,951 PSUs granted on March 15, 2021 which were earned based on the achievement of the 2021 performance criteria established by the Compensation Committee as certified by the Compensation Committee in February 2022 and which vest equally over three installments on March 15, 2023, March 15, 2024 and March 15, 2025; and (vi) 9,986 RSUs granted on March 1, 2022 that vest equally over four installments on March 1, 2023, March 1, 2024, March 1, 2025 and March 11, 2026;
(7)Consists of 8,851 PSUs, at target, granted on November 15, 2021 that will cliff vest on March 1, 2025. The PSUs earned are based on the achievement of the 2022-2024 cumulative performance criteria established by the Compensation Committee as certified by the Compensation Committee in February 2025.
Option Exercises and Stock Vested
The following table sets forth information with respect to the exercise of stock options by our NEOs during fiscal 2022 and the vesting of the RSUs held by the NEOs during fiscal 2022.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Named Executive Officer	(#)	($)	(#)	($)
Randy Garutti	—	—	11,810	822,931
Katherine Fogertey	—	—	4,299	199,732
Zachary Koff	8,900	161,330	4,371	308,654
Nonqualified Deferred Compensation
The following table sets forth our nonqualified deferred compensation as of December 28, 2022.

Named Executive Officer	Named Executive Officer Contributions in Fiscal 2022	Registrant Contributions in Fiscal 2022	Aggregate Earnings in Fiscal 2022	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 28, 2022
	($)	($)	($)	($)	($)
Randy Garutti	—	—	—	—	—
Katherine Fogertey	—	—	—	—	—
Zachary Koff	—	—	—	—	—
Potential Payments Upon Termination
The following table presents the amount of compensation payable to each of our NEOs as if the triggering termination event had occurred on the last day of our most recently completed fiscal year, December 28, 2022 (with annual bonuses based on actual performance through December 28, 2022). The actual amounts that would be paid to any NEO can only be determined at the time of an actual termination of employment and may vary from those listed below. Generally, in the event of a termination for cause, or resignation without good reason, our NEOs are entitled only to earned but unpaid salary, vested benefits under any applicable benefit plans, reimbursement of incurred expenses, and all accrued but unused paid time off.

Potential Payments Upon Termination without Cause or Resignation with Good Reason(1)
Compensation Element	Mr. Garutti(2)	Ms. Fogertey	Mr. Koff
Accrued and Unpaid Salary and Other Benefits ($)	44,733	17,628	34,607
Short-term Bonus ($)	187,500	59,063	37,500
Salary through Employment Term ($)	1,125,000	118,125	375,000
Total Cash Payments ($)	1,357,233	194,816	447,107
Acceleration of Unvested Equity Awards ($)(3)	1,268,118	—	219,079
COBRA ($)	25,863	—	26,135
TOTAL	2,651,214	194,816	692,321
Potential Payments Upon Termination Due to Death or Disability(4)
Compensation Element	Mr. Garutti	Ms. Fogertey	Mr. Koff
Acceleration of Unvested Equity Awards ($)(3)	251,059	125,537	125,537
TOTAL ($)	2,902,273	320,353	817,858
(1)Amounts listed in this table are calculated in accordance with the terms of the applicable employment agreement.
(2)Pursuant to the gross-up arrangement in Mr. Garutti’s employment agreement, a true up payment may be required to be made, but no amount has been included here since the information required to calculate any amount that would be due is not available nor reasonably estimable.
(3)Amounts listed in this table are calculated in accordance with the terms of the applicable employment agreement, equity award agreement and governing equity plan documents, as applicable. Equity values are determined based on the closing price of our Class A common stock on December 28, 2022 and equity holdings as of that date.
(4)If an NEO dies or becomes Disabled (as the term is defined in the applicable PSU award agreement) in the period a PSU is subject to performance criteria, a portion of that tranche will vest, pro rata, based on service provided.

Equity Compensation Plan Information Table
The following table sets forth our shares authorized for issuance under our equity compensation plans as of December 28, 2022.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)(2)
Equity compensation plans approved by security holders(1)	134,031	$21.88	2,758,726
Equity compensation plans not approved by security holders	—	—	—
Total	134,031	$21.88	2,758,726
(1)Includes awards granted and available to be granted under our 2015 Incentive Award Plan.
(2)This amount represents shares of common stock available for issuance under the 2015 Incentive Award Plan, which include stock options, PSUs and RSUs.
CEO PAY RATIO
Overview
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of the individual identified as our median compensated employee and the annual total compensation of Mr. Garutti, our Chief Executive Officer.
For the fiscal year ended December 28, 2022, our last completed fiscal year, the annual total compensation of the individual identified as the median compensated employee of the Company (excluding our CEO) was $16,388. The annual total compensation of our CEO, as reported in the Summary Compensation Table, above, was $3,345,836. Pursuant to Item 402(u) of Regulation S-K the resulting ratio to the compensation of our median compensated employee is 204 to 1.
Methodology and Key Assumptions
To identify the median compensated employee and to determine the annual total compensation of the median compensated employee, we used the following assumptions and methodology:
▪We prepared a list of all of Shake Shack’s 10,937 employees (excluding the CEO) as of November 23, 2022.
▪The consistently applied compensation measure ("CACM") we used was taxable income (Internal Revenue Service Form W-2, Box 1) for 2022 and annualized the CACM, if available, for individuals employed less than a full year.
▪The median employee identified was a team member in one of our locations.
▪After identifying the median employee, we calculated annual total compensation for this employee using the same methodology we use for calculating the total compensation of our CEO as set forth in the Summary Compensation Table.
PAY VERSUS PERFORMANCE
As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(v) of Regulation S-K ("Item 402"), we are providing the following information about the relationship between executive "compensation actually paid" ("CAP") and certain financial performance measures of the Company. Neither the Compensation Committee nor the executives of our Company directly used the information in this table or the related disclosures when making compensation decisions for 2022.

You should refer to the "Compensation Discussion and Analysis" for a complete description of how executive compensation relates to Company performance and how the Compensation Committee makes its decisions. The following table shows the total compensation for our CEO and other NEOs as set forth in the Summary Compensation Table, the CAP to our CEO and other NEOs, our total shareholder return ("TSR"), the TSR of the S&P 600 Restaurants Index, our net income, and our Company-select Performance measure, Adjusted EBITDA, over the last three fiscal years.
Pay Versus Performance Table

					Value of Initial Fixed $100 Investment Based On:
Fiscal Year	Summary Compensation Table for CEO	Compensation Actually Paid to CEO (1)	Average Summary Compensation Table Total for other NEOs(2)	Average Compensation Actually Paid to Other NEOs(2)	Total Shareholder Return (3)	Peer Group Total Shareholder Return (3)	Net Income (in millions)	Adjusted EBITDA (in millions) (4)
2022	$3,345,835	$1,435,005	$1,421,436	$407,308	$70.98	$97.44	$(25.97)	$83.97
2021	5,466,562	4,472,993	2,263,343	1,389,545	116.95	122.76	(10.11)	67.53
2020	2,730,786	3,480,311	1,286,133	2,057,727	141.55	126.09	(45.53)	28.80
(1)Item 402 requires certain adjustments to be made to the Summary Compensation Table totals to determine CAP for reporting in the Pay versus Performance Table. CAP is a value calculated under Item 402, but does not necessarily represent cash and/or equity transferred to the NEO without restriction. As required by Item 402, the following table details adjustments made to Summary Compensation Table total compensation values to arrive at CAP values (Note that NEOs do not participate in a defined benefit plan so there are no adjustments for pension benefits, and similarly, there are no adjustments made for dividends):

Fiscal Year	Named Executive Officers	Summary Compensation Table Total	Grant Date Value of New Awards	Year End Value of New Awards	Change in Value of Unvested Awards	Change in Value of Vested Awards	Total Equity Compensation Actually Paid	Compensation Actually Paid
2022	CEO	$3,345,835	$(1,500,022)	$849,766	$(1,255,404)	$(5,170)	$(410,808)	$1,435,005
	Other NEOs	1,421,436	(750,048)	424,904	(639,163)	(49,821)	(264,080)	407,308
2021	CEO	5,466,562	(3,549,992)	2,566,569	(257,369)	247,223	2,556,423	4,472,993
	Other NEOs	2,263,343	(1,883,432)	1,416,528	(487,841)	80,947	1,009,634	1,389,545
2020	CEO	2,730,786	(1,500,013)	1,112,684	330,282	806,572	2,249,538	3,480,311
	Other NEOs	1,286,133	(800,054)	908,268	655,518	7,862	1,571,648	2,057,727
(2)The other NEOs include Ms. Fogertey and Mr. Koff. Ms. Fogertey's compensation totals reflect amounts based on her time served in the position of Chief Financial Officer which began in June of fiscal 2021.
(3)TSR is based on the value of an initial fixed investment of $100. The TSR peer group consists of the S&P 600 Restaurants Index.
(4)The Company defines Adjusted EBITDA as net income before (A) interest expense, (B) income tax expense or benefit, (C) depreciation expense and (D) amortization expense, and excluding certain non-cash and other items not considered in the Company’s evaluation of ongoing operating performance, including equity-based compensation expense, deferred lease costs, impairment and loss on disposal of assets, amortization of cloud-based software implementation costs and certain non-recurring charges. Adjusted EBITDA (both budget and actual performance) excludes bonuses.
Relationship Between "Compensation Actually Paid" and Performance Measures
The charts below show, for the past three fiscal years, the relationship of the Company’s TSR relative to its peers as well as the relationship between the CEO and other NEO CAP and (i) the Company’s TSR; (ii) the Company’s net income; and (iii) the Company's Adjusted EBITDA.

Shake Shack & Peer TSR vs. Compensation Actually Paid
Compensation Actually Paid ($M)
Value of $100 Investment From 12/31/2019
$5.00
$4.50
$4.00
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$0.00
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
S&P 600 Restaurants Index
SHAK
$3.48
$2.06
$4.47
$1.39
$1.44
$0.41
12/25/2019
12/30/2020
12/29/2021
12/28/2022
CEO CAP ($M)
Average NEO CAP ($M)
SHAK
S&P 600 Restaurants Index

Shake Shack Net Income vs. Compensation Actually Paid
Compensation Actually Paid ($M)
Net Income ($M)
$5.0
$4.5
$4.0
$3.5
$3.0
$2.5
$2.0
$1.5
$1.0
$0.5
$0.0
$0
($10)
($20)
($30)
($40)
($50)
$3.48
$2.06
$4.47
$1.39
$1.44
$0.41
Net Income
12/30/2020
12/29/2021
12/28/2022
PEO CAP ($M)
Average NEO CAP ($M)
Net Income

Shake Shack Company Selected Measure vs. Compensation Actually Paid
Compensation Actually Paid ($M)
Adjusted EBITDA ($M)
$5
$5
$4
$4
$3
$3
$2
$2
$1
$1
$0
$100
$90
$80
$70
$60
$50
$40
$30
$20
$10
$0
Adjusted EBITDA
$3.48
$2.06
$4.47
$1.39
$1.44
$0.41
12/30/2020
12/29/2021
12/28/2022
CEO CAP ($M)
Average NEO CAP ($M)
Adjusted EBITDA

Important Performance Measures
As required by Item 402, the Company's important performance measures for linking CAP to Company performance are Adjusted EBITDA, Total revenue and Shack-level operating profit.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
EQUITY COMPENSATION PLAN INFORMATION TABLE
The following table provides information about our compensation plans under which our Class A common stock is authorized for issuance, as of December 28, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans(2)
Equity compensation plans approved by security holders(1)	134,031	$21.88	2,758,726
Equity compensation plans not approved by security holders	—	—	—
Total	134,031	$21.88	2,758,726
(1)Includes awards granted and available to be granted under our 2015 Incentive Award Plan.
(2)This amount represents shares of common stock available for issuance under the 2015 Incentive Award Plan, which include stock options, performance stock units and restricted stock units.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows information about the beneficial ownership of our Class A common stock and Class B common stock, as of the close of business on April 19, 2023, for:
▪each person known by us to beneficially own more than 5% of our outstanding Class A common stock or Class B common stock;
▪each of our directors and NEOs; and
▪all of our directors and executive officers as a group.
The number of shares beneficially owned by each stockholder is determined under rules promulgated by the SEC under which beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock subject to options, or other rights held by such person that are currently exercisable or will become exercisable within 60 days of April 19, 2023, are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person. However, in computing the number of shares of Class A common stock beneficially owned by an individual or entity, we do not include LLC Interests, which are exchangeable into Class A common stock, held by such individual or entity because the voting rights represented by the LLC Interests are reflected in the shares of Class B common stock reported for such individual or entity. Unless otherwise indicated, the address of all listed stockholders is c/o Shake Shack Inc., 225 Varick Street, Suite 301, New York, New York 10014. Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Named Executive Officers and Directors	Shares of Class A Common Stock Beneficially Owned		Shares of Class B Common Stock Beneficially Owned		Combined Voting Power(1)
	Number	Percentage	Number	Percentage
Daniel Meyer(2)	1,895,997	4.8%	1,861,057	65.4%	8.9%
Randy Garutti(3)	63,060	*	310,023	10.9%	*
Katherine Fogertey	4,260	*	—	—%	*
Zachary Koff(4)	26,615	*	—	—%	*
Sumaiya Balbale(5)	6,106	*	—	—%	*
Lori George Billingsley	—	—%	—	—%	—
Anna Fieler(6)	6,501	*	—	—%	*
Jeff Flug(7)	7,628	*	—	—%	*
Jenna Lyons(8)	11,157	*	—	—%	*
Joshua Silverman(9)	8,168	*	—	—%	*
Jonathan D. Sokoloff(10)	15,065	*	—	—%	*
Robert Vivian(11)	32,553	*	—	—%	*
Tristan Walker(12)	3,277	*	—	—%	*
All directors and executive officers as a group (thirteen persons)	2,080,387	5.4%	2,171,080	76.3%	10.1%
Other 5% Stockholders
BlackRock, Inc.(13)	6,193,007	15.7%	—	—%	14.7%
The Vanguard Group(14)	4,114,443	10.4%	—	—%	9.7%
*Represents beneficial ownership of less than 1%.
(1)Includes the voting power of each owner based on the voting power held through both the owner’s Class A common stock and Class B common stock. Represents percentage of voting power of the Class A common stock and Class B common stock of Shake Shack voting together as a single class.

(2)Includes (i) 577,347 shares of Class A common stock held by the Investment Trust, of which Mr. Meyer is the grantor, trustee and beneficiary, (ii) 10,254 shares of Class A common stock that Mr. Meyer currently has the right to acquire through the exercise of stock options, (iii) 3,089 shares of Class A common stock that Mr. Meyer will have the right to acquire within 60 days of April 19, 2023 through the vesting of restricted stock units, (iv) 1,861,057 shares of Class B common stock held by the Gift Trust, of which Mr. Meyer’s spouse is a trustee and beneficiary, and (v) 1,305,306 shares of Class A common stock held by the Gift Trust. Mr. Meyer disclaims beneficial ownership of all of the shares held by the Gift Trust.
(3)Includes 55,972 shares of Class B common stock held by The Randall J. Garutti 2014 GST Trust, of which Mr. Garutti’s spouse is a trustee and beneficiary. Mr. Garutti disclaims beneficial ownership of all of the shares held by The Randall J. Garutti 2014 GST Trust.
(4)Includes 10,100 shares of Class A common stock that Mr. Koff currently has the right to acquire through the exercise of stock options.
(5)Includes 3,460 shares of Class A common stock that Ms. Balbale will have the right to acquire within 60 days of April 19, 2023 through the vesting of restricted stock units.
(6)Includes 3,089 shares of Class A common stock that Ms. Fieler will have the right to acquire within 60 days of April 19, 2023 through the vesting of restricted stock units.
(7)Includes 1,668 shares of Class A common stock that Mr. Flug will have the right to acquire within 60 days of April 19, 2023 through the vesting of restricted stock units.
(8)Includes (i) 3,689 shares of Class A common stock that Ms. Lyons has the right to acquire through the exercise of stock options, and (ii) 1,545 shares of Class A common stock that Ms. Lyons will have the right to acquire within 60 days of April 19, 2023 through the vesting of restricted stock units.
(9)Includes (i) 1,108 shares of Class A common stock that Mr. Silverman has the right to acquire through the exercise of stock options, and (ii) 3,089 shares of Class A common stock that Mr. Silverman will have the right to acquire within 60 days of April 19, 2023 through the vesting of restricted stock units.
(10)Includes (i) 10,254 shares of Class A common stock that Mr. Sokoloff has the right to acquire through the exercise of stock options, and (ii) 1,545 shares of Class A common stock that Mr. Sokoloff will have the right to acquire within 60 days of April 19, 2023 through the vesting of restricted stock units.
(11)Includes (i) 17,431 shares of Class A common stock that Mr. Vivian has the right to acquire through the exercise of stock options, and (ii) 1,792 shares of Class A common stock that Mr. Vivian will have the right to acquire within 60 days of April 19, 2023 through the vesting of restricted stock units.
(12)Includes 1,545 shares of Class A common stock that Mr. Walker will have the right to acquire within 60 days of April 19, 2023 through the vesting of restricted stock units.
(13)Based on a Schedule 13G filed by BlackRock, Inc. on February 10, 2023. According to the Schedule 13G, BlackRock, Inc. has sole voting power, shared voting power, sole dispositive power and shared dispositive power over 6,090,507 shares, 0 shares, 6,193,007 shares, and 0 shares, respectively, of Class A common stock. The principal business office of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.
(14)Based on a Schedule 13G filed by The Vanguard Group on February 9, 2023. According to the Schedule 13G, The Vanguard Group has sole voting power, shared voting power, sole dispositive power and shared dispositive power over 0 shares, 63,898 shares, 4,012,741 shares and 101,702 shares, respectively, of Class A common stock. The principal business office of the Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.

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

Hudson Yards Sports and Entertainment
In fiscal 2011, Shake Shack entered into a Master License Agreement (as amended, the “MLA”) with Hudson Yards Sports and Entertainment LLC (“HYSE”) to operate Shake Shack branded limited menu concession stands in sports and entertainment venues within the United States. In February 2019, the agreement was assigned to Hudson Yards Catering ("HYC"), the parent of HYSE. The agreement expires in January 2027 and includes five consecutive five-year renewal options at HYC’s option. As consideration for these rights, HYC pays the Company a license fee based on a percentage of net food sales, as defined in the MLA. HYC also pays a percentage of profits on sales of branded beverages, as defined in the MLA. For the fiscal year ended December 28, 2022, HYC paid $802,000 in license fees pursuant to the MLA.
Madison Square Park Conservancy
The Chairman of the Board of Directors serves as a director of the Madison Square Park Conservancy (“MSP Conservancy”), with which Shake Shack has a license agreement and pays license fees to operate the Madison Square Park Shack. Amounts paid to Madison Square Park Conservancy amounted to $1,224,000 for fiscal 2022.
Olo, Inc.
The Chairman of the Board of Directors serves as a director of Olo, Inc. (“Olo”), formerly known as “Mobo Systems, Inc.”, a platform the Company uses in connection with its mobile ordering application. Amounts paid to Olo for fiscal 2022 amounted to $431,000.
Block, Inc.
The Company's Chief Executive Officer is a member of the board of directors of Block, Inc. (“Block”), formerly known as “Square, Inc.”. The Company currently uses certain point-of-sale applications, payment processing services, hardware and other enterprise platform services in connection with its kiosk technology sales for certain off-site events and the processing of a limited amount of sales at certain locations. Amounts paid to Block for fiscal 2022 amounted to $4,337,000.
USHG Acquisition Corp.
The Company's Chief Executive Officer served on the board of directors of USHG Acquisition Corp. in 2022. Additionally, Company's Chairman of the Board of Directors serves as the chairman of the board of directors of USHG Acquisition Corp. USHG Acquisition Corp. is a blank check company incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. No amounts were paid to USHG Acquisition Corp. during fiscal 2022.
The IPO and Other Organizational Transactions
Shake Shack Inc. was formed for the purpose of facilitating an initial public offering and other related transactions in order to carry on the business of SSE Holdings, LLC and its subsidiaries (“SSE Holdings”). Shake Shack is a holding company with no direct operations and our principal asset is our equity interest in SSE Holdings. We have a majority economic interest in, the sole voting interest in, and control the management of, SSE Holdings.
In connection with the IPO, which closed on February 4, 2015, we engaged in transactions with certain of our directors, executive officers and other persons and entities which are or became holders of more than 5% of our Class A common stock or Class B common stock upon the consummation of the IPO and other transactions completed in connection with the IPO (collectively, the “Organizational Transactions”), including entry into the SSE Holdings LLC Agreement, the Stockholders Agreement, the Tax Receivable Agreement, and the Registration Rights Agreement, each of which is discussed below.
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
Share settlement will be the default for settlement unless and until a majority of the members of our Board of Directors who do not hold any LLC Interests elect cash settlement. In the event of cash settlement, we would issue new shares of Class A common stock and use the proceeds from the sale of these newly-issued shares of Class A common stock to fund the cash settlement which, in effect, limits the amount of the cash payment to the redeeming member. If we decide to make a cash payment, an owner of SSE Holdings has the option to rescind its redemption request within a specified time period.
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
In fiscal 2022, redemptions were executed for the following directors, executive officers and beneficial owners of more than 5% of our Class A common stock or Class B common stock (and family members of the foregoing) on the following dates, in the following amounts:

Redeeming Owners of SSE Holdings	Effective Dates of Redemption	Shares of Class A Common Stock Issued upon Redemption
David A. Swinghamer	February 25, 2022	5,000
David A. Swinghamer	March 29, 2022	5,000
David A. Swinghamer	April 25, 2022	5,000
Laura Sloate	June 25, 2022	20,074
Richard Coraine	June 25, 2022	5,000
Richard Coraine 2012 Family Trust	June 25, 2022	10,000
Beth Stephens	September 25, 2022	2,000
Stockholders Agreement
We entered into the stockholders agreement (as amended, the “Stockholders Agreement”) with each member of the Voting Group, effective February 4, 2015. USHG, of which Mr. Meyer serves as Executive Chairman, is a party to the Stockholders Agreement. The Voting Group refers collectively to (i) Daniel Meyer, (ii) the Daniel H. Meyer Investment Trust dated 5/15/92, of which Mr. Meyer is the sole beneficiary (the “Investment Trust”), (iii) the DHM 2012 Gift Trust, formerly known as the Daniel H. Meyer 2012 Gift Trust (the “Gift Trust”), of which Mr. Meyer’s spouse is a trustee and beneficiary, which, together with Mr. Meyer and the Investment Trust, we refer to collectively as the “Meyer Group”, and (iv) certain other owners of SSE Holdings at the time of the IPO who are parties to the Stockholders Agreement, as amended, as described herein. Until June 20, 2016, the Voting Group held Class A common stock and Class B common stock representing in the aggregate a majority of the combined voting power of our common stock.
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
Meyer Group Approvals. Under the Stockholders Agreement, the actions listed below by us or any of our subsidiaries require the approval of the Meyer Group for so long as the Meyer Group collectively owns at least 10% of the total shares of Class A common stock and Class B common stock owned by it immediately following the consummation of the IPO. The actions include:
▪change in control transactions;
▪the sale, lease or exchange of all or a substantial amount of the property and assets of Shake Shack, SSE Holdings or any of SSE Holdings’ subsidiaries, taken as a whole;
▪initiating any liquidation, dissolution, bankruptcy or other insolvency proceeding involving Shake Shack, SSE Holdings or any of their respective subsidiaries;
▪terminating the employment of our Chief Executive Officer or hiring a new Chief Executive Officer;
▪any authorization or issuance of equity securities of Shake Shack or its subsidiaries other than (i) pursuant to any equity incentive plans or arrangements approved by our Board of Directors or (ii) upon an exchange of shares of Class B common stock together with SSE Holdings Units for shares of Class A common stock;
▪increasing or decreasing the size of our Board of Directors; and
▪any amendment or amendments to the organizational documents of Shake Shack or SSE Holdings.
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
No payments were made to the members of SSE Holdings subject to the provisions of the TRA in fiscal 2022. As of December 28, 2022, the total amount of TRA Payments due under the TRA was $234,893,000.
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
▪any Related Person Transaction (as defined below), and any material amendment or modification to a Related Person Transaction, must be reviewed and approved or ratified by the Audit Committee, which is composed solely of independent directors who are disinterested, or by the disinterested members of the Board of Directors; and
▪any employment relationship or transaction involving an executive officer and any related compensation must be approved by the Compensation Committee or recommended by the Compensation Committee to the Board of Directors for its approval.
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
A “Related Person” is each of the following: (i) any person who has served as a director or executive officer since the beginning of our last completed fiscal year; (ii) any nominee for director at the Annual Meeting; (iii) any person who beneficially owns more than 5% of our outstanding Class A common stock or Class B common stock; and (iv) any immediate family member, or other person (other than a tenant or employee), sharing the household of any person identified in part (i), (ii) or (iii).
Identification of Related Party Transactions
Our Legal department, in consultation with our Accounting/Finance department, is primarily responsible for developing and implementing processes and procedures to obtain information regarding related persons with respect to potential Related Person Transactions and then determining, based on the facts and circumstances, whether the potential Related Person Transactions do, in fact, constitute a Related Person Transaction. In addition, any potential Related Person Transaction that is proposed to be entered into by us must be reported to our Chief Legal Officer by both the related person and the person at the Company responsible for such potential Related Person Transaction.
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
DIRECTOR INDEPENDENCE
We believe the following directors are independent as determined by the rules of the New York Stock Exchange: Sumaiya Balbale, Lori George Billingsley, Anna Fieler, Jeff Flug, Jenna Lyons, Joshua Silverman, Jonathan D. Sokoloff, Robert Vivian, and Tristan Walker. Daniel Meyer, Anna Fieler, Jeff Flug, and Lori George Billingsley are the Class I directors and their terms will expire in 2025. Randy Garutti, Joshua Silverman, Jonathan D. Sokoloff and Tristan Walker are the Class II directors and their terms will expire in 2023. Sumaiya Balbale, Jenna Lyons and Robert Vivian are the Class III directors and their terms will expire in 2024. The division of our Board of Directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control.
Item 14. Principal Accountant Fees and Services.
Audit and Related Fees
The following table sets forth the aggregate fees billed for various professional services rendered by EY:

	2022	2021
Audit Fees(1)	$1,613,454	$1,473,169
Audit Related Fees(2)	—	24,000
Tax Fees(3)	—	27,500
All Other Fees(4)	—	126,000
Total Fees	$1,613,454	$1,650,669
(1)Consists of fees for professional services rendered for the audits of the Company’s consolidated financial statements included in its Annual Reports on Form 10-K for fiscal years 2022 and 2021 and for the review of the Company’s interim condensed consolidated financial statements included in its Quarterly Reports on Form 10-Q for fiscal years 2022 and 2021.
(2)Consists of fees for agreed upon procedures required for the filing of a registration statement on Form S-3.
(3)Consists of fees incurred in conjunction with the 2021 debt offering.
(4)Consists of fees for agreed upon services related to comfort letters in conjunction with the 2021 debt offering.

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
All of the services described above were approved by the Audit Committee.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
(1)Financial Statements and schedules
No financial statement or supplemental data are filed with this report on Form 10-K/A. See Index to Financial Statements and Supplemental Data of the Original Form 10-K.

(2)Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number		Filed Herewith
Exhibit Description
31.3	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.4	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shake Shack Inc.
(Registrant)

	By:	/s/ Randy Garutti
Randy Garutti
Date: April 27, 2023		Chief Executive Officer and Director