Form 10-Q
period 2023-03-29
Shake Shack Inc.
filed 2023-05-05
CIK 1620533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of April 26, 2023, there were 39,405,023 shares of Class A common stock outstanding and 2,844,513 shares of Class B common stock outstanding.

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
All forward-looking statements are expressly qualified in their entirety by these cautionary statements. Some of the factors which could cause results to differ materially from the Company's expectations include the continuing impact of the COVID-19 pandemic, including the potential impact of any COVID-19 variants, the Company's ability to develop and open new Shacks on a timely basis, increased costs or shortages or interruptions in the supply and delivery of our products, increased labor costs or shortages, inflationary pressures, the Company's management of its digital capabilities and expansion into new channels, including drive-thru and multiple format investments,, our ability to maintain and grow sales at our existing Shacks, and risks relating to the restaurant industry generally. You should evaluate all forward-looking statements made in this Form 10-Q in the context of the risks and uncertainties disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2022 as filed with the Securities and Exchange Commission (the "SEC").
The forward-looking statements included in this Form 10-Q are made only as of the date hereof. The Company undertakes no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
Shake Shack Inc. Form 10-Q | 1

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
2 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	March 29 2023	December 28 2022
ASSETS
Current assets:
Cash and cash equivalents	$293,430	$230,521
Marketable securities	—	80,707
Accounts receivable, net	14,175	13,877
Inventories	4,394	4,184
Prepaid expenses and other current assets	18,075	14,699
Total current assets	330,074	343,988
Property and equipment, net of accumulated depreciation of $310,939 and $290,362, respectively	479,617	467,031
Operating lease assets	379,475	367,488
Deferred income taxes, net	301,538	300,538
Other assets	16,211	15,817
TOTAL ASSETS	$1,506,915	$1,494,862
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,002	$20,407
Accrued expenses	45,677	47,945
Accrued wages and related liabilities	18,678	17,576
Operating lease liabilities, current	44,578	42,238
Other current liabilities	18,117	19,552
Total current liabilities	143,052	147,718
Long-term debt	244,851	244,589
Long-term operating lease liabilities	441,554	427,227
Liabilities under tax receivable agreement, net of current portion	235,361	234,893
Other long-term liabilities	22,192	20,687
Total liabilities	1,087,010	1,075,114
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of March 29, 2023 and December 28, 2022.	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 39,404,905 and 39,284,998 shares issued and outstanding as of March 29, 2023 and December 28, 2022, respectively.	39	39
Class B common stock, $0.001 par value—35,000,000 shares authorized; 2,844,513 and 2,869,513 shares issued and outstanding as of March 29, 2023 and December 28, 2022, respectively.	3	3
Additional paid-in capital	417,451	415,611
Accumulated deficit	(22,071)	(20,537)
Accumulated other comprehensive loss	(4)	—
Total stockholders' equity attributable to Shake Shack Inc.	395,418	395,116
Non-controlling interests	24,487	24,632
Total equity	419,905	419,748
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,506,915	$1,494,862
See accompanying Notes to Condensed Consolidated Financial Statements.
Shake Shack Inc. Form 10-Q | 3

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(UNAUDITED)
(in thousands, except per share amounts)

	Thirteen Weeks Ended
	March 29 2023	March 30 2022
Shack sales	$244,254	$196,791
Licensing revenue	9,024	6,600
TOTAL REVENUE	253,278	203,391
Shack-level operating expenses:
Food and paper costs	71,772	59,884
Labor and related expenses	74,264	60,465
Other operating expenses	34,936	30,171
Occupancy and related expenses	18,583	16,276
General and administrative expenses	31,311	31,386
Depreciation and amortization expense	21,322	16,855
Pre-opening costs	3,557	2,712
Impairment and loss on disposal of assets	722	577
TOTAL EXPENSES	256,467	218,326
LOSS FROM OPERATIONS	(3,189)	(14,935)
Other income (expense), net	2,837	(289)
Interest expense	(403)	(355)
LOSS BEFORE INCOME TAXES	(755)	(15,579)
Income tax expense (benefit)	867	(4,297)
NET LOSS	(1,622)	(11,282)
Less: Net loss attributable to non-controlling interests	(88)	(1,120)
NET LOSS ATTRIBUTABLE TO SHAKE SHACK INC.	$(1,534)	$(10,162)
Loss per share of Class A common stock:
Basic	$(0.04)	$(0.26)
Diluted	$(0.04)	$(0.26)
Weighted average shares of Class A common stock outstanding:
Basic	39,332	39,163
Diluted	39,332	39,163
See accompanying Notes to Condensed Consolidated Financial Statements.

4 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands)

	Thirteen Weeks Ended
	March 29 2023	March 30 2022
Net loss	$(1,622)	$(11,282)
Other comprehensive loss, net of tax(1):
Change in foreign currency translation adjustment	(4)	(1)
OTHER COMPREHENSIVE LOSS	(4)	(1)
COMPREHENSIVE LOSS	(1,626)	(11,283)
Less: Comprehensive loss attributable to non-controlling interests	(88)	(1,120)
COMPREHENSIVE LOSS ATTRIBUTABLE TO SHAKE SHACK INC.	$(1,538)	$(10,163)
(1)Net of tax expense of $0 for the thirteen weeks ended March 29, 2023 and March 30, 2022.
See accompanying Notes to Condensed Consolidated Financial Statements.
Shake Shack Inc. Form 10-Q | 5

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands, except share amounts)

For the Thirteen Weeks Ended March 29, 2023 and March 30, 2022
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 28, 2022	39,284,998	$39	2,869,513	$3	$415,611	$(20,537)	$—	$24,632	$419,748
Net loss						(1,534)		(88)	(1,622)
Other comprehensive loss:
Net change in foreign currency translation adjustment							(4)		(4)
Equity-based compensation					3,864				3,864
Activity under stock compensation plans	94,907				(2,699)			186	(2,513)
Redemption of LLC Interests	25,000		(25,000)		194			(194)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					481				481
Distributions paid to non-controlling interest holders								(49)	(49)
BALANCE, MARCH 29, 2023	39,404,905	$39	2,844,513	$3	$417,451	$(22,071)	$(4)	$24,487	$419,905

BALANCE, DECEMBER 29, 2021	39,142,397	$39	2,921,587	$3	$405,940	$3,554	$1	$26,063	$435,600
Net loss						(10,162)		(1,120)	(11,282)
Other comprehensive loss:
Net change in foreign currency translation adjustment							(1)		(1)
Equity-based compensation					3,224				3,224
Activity under stock compensation plans	65,893				(2,276)			252	(2,024)
Redemption of LLC Interests	10,000		(10,000)		49			(49)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis					44				44
Distributions paid to non-controlling interest holders								(302)	(302)
BALANCE, MARCH 30, 2022	39,218,290	$39	2,911,587	$3	$406,981	$(6,608)	$—	$24,844	$425,259

6 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Thirteen Weeks Ended
	March 29 2023	March 30 2022
OPERATING ACTIVITIES
Net loss (including amounts attributable to non-controlling interests)	$(1,622)	$(11,282)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization expense	21,322	16,855
Amortization of debt issuance costs	262	262
Amortization of cloud computing asset	439	332
Non-cash operating lease cost	16,075	13,681
Equity-based compensation	3,802	3,188
Deferred income taxes	1,917	5,719
Non-cash interest expense	58	5
Gain on sale of equity securities	(81)	—
Impairment and loss on disposal of assets	722	577
Unrealized loss on equity securities	—	400
Changes in operating assets and liabilities:
Accounts receivable	3,354	1,902
Inventories	(210)	70
Prepaid expenses and other current assets	(1,580)	(2,392)
Other assets	(1,218)	(2,111)
Accounts payable	(5,799)	(2,862)
Accrued expenses	(2,018)	(10,369)
Accrued wages and related liabilities	1,068	1,394
Other current liabilities	(2,389)	5,312
Operating lease liabilities	(16,830)	(11,726)
Other long-term liabilities	2,548	(985)
NET CASH PROVIDED BY OPERATING ACTIVITIES	19,820	7,970
INVESTING ACTIVITIES
Purchases of property and equipment	(34,326)	(27,974)
Purchases of marketable securities	(690)	(77)
Sales of marketable securities	81,478	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	46,462	(28,051)
FINANCING ACTIVITIES
Payments on principal of finance leases	(807)	(747)
Distributions paid to non-controlling interest holders	(49)	(302)
Proceeds from stock option exercises	113	84
Employee withholding taxes related to net settled equity awards	(2,626)	(2,108)
NET CASH USED IN FINANCING ACTIVITIES	(3,369)	(3,073)
Effect of exchange rate changes on cash and cash equivalents	(4)	(1)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	62,909	(23,155)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	230,521	302,406
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$293,430	$279,251
See accompanying Notes to Condensed Consolidated Financial Statements.
Shake Shack Inc. Form 10-Q | 7

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

8 | Shake Shack Inc. Form 10-Q

NOTE 1: NATURE OF OPERATIONS

Shake Shack Inc. was formed on September 23, 2014 as a Delaware corporation for the purpose of facilitating an initial public offering and other related transactions in order to carry on the business of SSE Holdings, LLC and its subsidiaries ("SSE Holdings"). Shake Shack Inc. is the sole managing member of SSE Holdings and, as sole managing member, the Company operates and controls all of the business and affairs of SSE Holdings. As a result, the Company consolidates the financial results of SSE Holdings and reports a non-controlling interest representing the economic interest in SSE Holdings held by the other members of SSE Holdings. As of March 29, 2023 the Company owned 93.3% of SSE Holdings. Unless the context otherwise requires, "we," "us," "our," "Shake Shack," the "Company" and other similar references, refer to Shake Shack Inc. and, unless otherwise stated, all of its subsidiaries, including SSE Holdings.
The Company operates and licenses Shake Shack restaurants ("Shacks"), which serve burgers, chicken, hot dogs, crinkle cut fries, shakes, frozen custard, beer, wine and more. As of March 29, 2023, there were 449 Shacks in operation, system-wide, of which 260 were domestic Company-operated Shacks, 35 were domestic licensed Shacks and 154 were international licensed Shacks.
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Shake Shack Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These interim Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and on a basis consistent in all material respects with the accounting policies described in its Annual Report on Form 10-K for the fiscal year ended December 28, 2022 ("2022 Form 10-K"). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These interim Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes thereto included in its 2022 Form 10-K. In the Company's opinion, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the financial position and results of operation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.
The Company has elected to reclassify certain marketing expenses for prior periods to conform with the presentation for the thirteen weeks ended March 29, 2023. These reclassifications had no effect on previously reported Net Loss. For the thirteen weeks ended March 30, 2022, the Company reclassified $66 from Other operating expenses to General and administrative expenses in the accompanying Condensed Consolidated Statements of Loss.
SSE Holdings is considered a variable interest entity. Shake Shack Inc. is the primary beneficiary as the Company has the majority economic interest in SSE Holdings and, as the sole managing member, has decision making authority that significantly affects the economic performance of the entity, while the limited partners have no substantive kick-out or participating rights. As a result, the Company consolidates SSE Holdings. The assets and liabilities of SSE Holdings represent substantially all of the Company's consolidated assets and liabilities with the exception of certain deferred taxes and liabilities under the Tax Receivable Agreement. As of March 29, 2023 and December 28, 2022, the net assets of SSE Holdings were $364,977 and $362,571, respectively. The assets of SSE Holdings are subject to certain restrictions in SSE Holdings' revolving credit agreement.
Fiscal Year
The Company operates on a 52/53 week fiscal year ending on the last Wednesday of December. Fiscal 2023 contains 52 weeks and ends on December 27, 2023. Fiscal 2022 contained 52 weeks and ended on December 28, 2022. Unless otherwise stated, references to years in this report relate to fiscal years.
Shake Shack Inc. Form 10-Q | 9

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
Recently Adopted Accounting Pronouncements
The Company has not adopted any Accounting Standards Updates (“ASUs”) during the thirteen weeks ended March 29, 2023.
Recently Issued Accounting Pronouncements
The Company reviewed all recently issued accounting pronouncements and concluded that they were not applicable or not expected to have a significant impact on its Condensed Consolidated Financial Statements.
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
Delivery services are fulfilled by third-party delivery partners whether ordered through the Shack app and website ("Company-owned platforms") or through third-party delivery partners. Revenue from orders through Company-owned platforms includes delivery fees and is recognized when the delivery partner transfers the order to the guest as the Company controls the delivery. For these sales, the Company receives payment directly from the guest at the time of sale. Revenue from orders through third-party delivery partners is recognized when the order is transferred to the third-party delivery partner and excludes delivery fees collected by the delivery partner as the Company does not control the delivery. The Company receives payment from the delivery partner subsequent to the transfer of order and the payment terms are short-term in nature. For all delivery sales, the Company is considered the principal and recognizes the revenue on a gross basis.
The Company sells gift cards which do not have expiration dates. Revenue from gift cards is recognized when gift cards are redeemed by the customer or, in the event a gift card is not expected to be redeemed, in proportion to actual redemptions of gift cards ("gift card breakage"). The gift card breakage rate is determined from historical gift card redemption patterns. Gift card breakage income of $106 and $1,309 was recognized during the thirteen weeks ended March 29, 2023 and March 30, 2022. The thirteen weeks ended March 30, 2022 included a cumulative catch-up adjustment of $1,281. Gift card breakage income is included in Shack sales in the Condensed Consolidated Statements of Loss.
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
Revenue disaggregated by type was as follows:

	Thirteen Weeks Ended
	March 29 2023	March 30 2022
Shack sales	$244,254	$196,791
Licensing revenue:
Sales-based royalties	8,778	6,400
Initial territory and opening fees	246	200
Total revenue	$253,278	$203,391
The aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of March 29, 2023 was $23,219. The Company expects to recognize this amount as revenue over a long-term period, as the license term for each Shack ranges from 5 to 20 years. This amount excludes any variable consideration related to sales-based royalties.
Contract Balances
Contract liabilities and receivables from contracts with customers were as follows:

	March 29 2023	December 28 2022
Shack sales receivables	$7,684	$8,779
Licensing receivables, net of allowance for doubtful accounts	5,401	3,918
Gift card liability	2,002	2,285
Deferred revenue, current	1,037	969
Deferred revenue, long-term	16,085	14,340
Revenue recognized that was included in the respective liability balances at the beginning of the period was as follows:

	Thirteen Weeks Ended
	March 29 2023	March 30 2022
Gift card liability(1)	$333	$1,506
Deferred revenue	244	197
(1)For the thirteen weeks ended March 30, 2022, amount includes the cumulative catch-up adjustment of $1,281 for gift card breakage income.
NOTE 4: FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying values of the Company's Cash and cash equivalents, Accounts receivable, net, Accounts payable and Accrued expenses approximate fair value due to the short-term nature of these financial instruments.
Shake Shack Inc. Form 10-Q | 11

Assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements
	March 29 2023	December 28 2022
	Level 1	Level 1
Equity securities:
Mutual funds	$—	$80,707
Total Marketable securities	$—	$80,707
Refer to Note 6, Debt, for additional information relating to the fair value of the Company's outstanding debt instruments.
A summary of other income (expense) from equity securities was as follows:

	Thirteen Weeks Ended
	March 29 2023	March 30 2022
Equity securities:
Dividend income	$495	$77
Realized gain on sale of investments	81	—
Unrealized loss on equity securities	—	(400)
Total	$576	$(323)
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis include long-lived assets, operating lease right-of-use assets and indefinite-lived intangible assets. The Company performs its impairment analysis at least annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges recognized during the thirteen weeks ended March 29, 2023 and March 30, 2022.
NOTE 5: SUPPLEMENTAL BALANCE SHEET INFORMATION

The components of Other current liabilities were as follows:

	March 29 2023	December 28 2022
Sales tax payable	$5,831	$5,363
Gift card liability	2,002	2,285
Current portion of financing equipment lease liabilities	2,521	2,546
Legal reserve	2,385	6,285
Other	5,378	3,073
Other current liabilities	$18,117	$19,552
12 | Shake Shack Inc. Form 10-Q

The components of Other long-term liabilities were as follows:

	March 29 2023	December 28 2022
Deferred licensing revenue	$16,085	$14,340
Long-term portion of financing equipment lease liabilities	3,828	3,909
Other	2,279	2,438
Other long-term liabilities	$22,192	$20,687
NOTE 6: DEBT

Convertible Notes
The Company's $250,000 aggregate principal amount of 0% Convertible Senior Notes due 2028 (“Convertible Notes”) will mature on March 1, 2028, unless earlier converted, redeemed or repurchased in certain circumstances. Upon conversion, the Company pays or delivers, as the case may be, cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at the Company's election.
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
The Convertible Notes had an initial conversion rate of 5.8679 shares of Class A common stock per one thousand dollar principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $170.42 per share of Class A common stock. The fair value of the Convertible Notes was approximately $175,000 and $162,500, respectively, as of March 29, 2023 and December 28, 2022, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as a Level 2 measurement within the fair value hierarchy.

		Thirteen Weeks Ended
	Classification	March 29 2023	March 30 2022
Amortization expense on Convertible Notes	Interest expense	$262	$262
Shake Shack Inc. Form 10-Q | 13

	March 29 2023	December 28 2022
Convertible Notes	$250,000	$250,000
Discount and debt issuance costs, net of amortization	(5,149)	(5,411)
Long-term debt	$244,851	$244,589
Revolving Credit Facility
The Company maintains a revolving credit facility agreement ("Revolving Credit Facility") which permits borrowings up to $50,000 with the ability to increase available borrowings up to an additional $100,000, subject to satisfaction of certain conditions. Under the Revolving Credit Facility, outstanding borrowings bear interest at either: (i) LIBOR, or the Secured Overnight Financing Rate upon the discontinuance or unavailability of LIBOR, plus a percentage ranging from 1.0% to 2.5% or (ii) the base rate plus a percentage ranging from —% to 1.5%, in each case depending on our net lease adjusted leverage ratio. As of March 29, 2023 and December 28, 2022, no amounts were outstanding under the Revolving Credit Facility.
The obligations under the Revolving Credit Facility are secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' direct and indirect subsidiaries, with certain exceptions. The Revolving Credit Facility requires the Company to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios, as well as other customary affirmative and negative covenants. As of March 29, 2023, the Company was in compliance with all covenants.
The Revolving Credit Facility also permits the issuance of letters of credit upon our request of up to $15,000. As of March 29, 2023 and December 28, 2022, the Company has outstanding letters of credit of $1,863 in connection with the Revolving Credit Facility.

		Thirteen Weeks Ended
	Classification	March 29 2023	March 30 2022
Interest expense on Revolving Credit Facility	Interest expense	$24	$36

	Classification	March 29 2023	December 28 2022
Unamortized deferred financing costs on Revolving Credit Facility	Other assets	$57	$62
NOTE 7: LEASES

Nature of Leases
Shake Shack currently leases all of its domestic Company-operated Shacks, the home office and certain equipment under various non-cancelable lease agreements that expire on various dates through 2044. The Company evaluates contracts entered into to determine whether the contract involves the use of property or equipment, which is either explicitly or implicitly identified in the contract. The Company evaluates whether it controls the use of the asset, which is determined by assessing whether substantially all economic benefits from the use of the asset is obtained, and whether the Company has the right to direct the use of the asset. If these criteria are met and the Company has identified a lease, a right of use asset and lease liability are recorded on the Condensed Consolidated Balance Sheets. Upon possession of a leased asset, the Company determines whether the lease is an operating or finance lease. All of the Company's real estate leases are classified as operating leases and most equipment leases are classified as finance leases.
Generally, real estate leases have initial terms ranging from 10 to 15 years and typically include two five-year renewal options. Renewal options are generally not recognized as part of the right-of-use assets and lease liabilities as it is not reasonably certain at commencement date that the Company would exercise the renewal options. Real estate leases typically contain fixed
14 | Shake Shack Inc. Form 10-Q

minimum rent payments and/or contingent rent payments which are based upon sales in excess of specified thresholds. When the achievement of such sales thresholds are deemed to be probable, contingent rent is accrued in proportion to the sales recognized during the period.
For operating leases, fixed lease payments are recognized as operating lease costs on a straight-line basis over the lease term. Lease expense incurred before a Shack opens is recorded in Pre-opening costs on the Condensed Consolidated Statements of Loss. Once a domestic Company-operated Shack opens, the straight-line lease expense and contingent rent, if applicable, are recorded in Occupancy and related expenses on the Condensed Consolidated Statements of Loss. Many of the leases also require the Company to pay real estate taxes, common area maintenance costs and other occupancy costs which are included in Occupancy and related expenses on the Condensed Consolidated Statements of Loss. Finance leases are recognized in depreciation expense on a straight-line basis over the remaining lease term, along with recognition of interest expense associated with accretion of the lease liability. For both operating and finance leases that contain lease and non-lease components, the components are combined and accounted for as a single lease component. Variable lease costs for both operating and finance leases, if any, is recognized as incurred. For leases with a lease term of 12 months or less ("short-term lease"), any fixed lease payments are recognized on a straight-line basis over such term, and are not recognized on the Condensed Consolidated Balance Sheets.
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
A summary of operating and finance lease assets and lease liabilities were as follows:

	Classification	March 29 2023	December 28 2022
Operating leases	Operating lease assets	$379,475	$367,488
Finance leases	Property and equipment, net	6,117	6,152
Total right-of-use assets		$385,592	$373,640

Operating leases:
	Operating lease liabilities, current	$44,578	$42,238
	Long-term operating lease liabilities	441,554	427,227
Finance leases:
	Other current liabilities	2,521	2,546
	Other long-term liabilities	3,828	3,909
Total lease liabilities		$492,481	$475,920
Shake Shack Inc. Form 10-Q | 15

The components of lease expense were as follows:

		Thirteen Weeks Ended
	Classification	March 29 2023	March 30 2022
Operating lease cost	Occupancy and related expenses Pre-opening costs General and administrative expenses	$16,075	$13,681
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization expense	737	753
Interest on lease liabilities	Interest expense	70	52
Variable lease cost	Occupancy and related expenses Pre-opening costs General and administrative expenses	3,770	3,504
Short-term lease cost	Occupancy and related expenses	240	98
Total lease cost		$20,892	$18,088

As of March 29, 2023, future minimum lease payments for operating and finance leases consisted of the following:

	Operating Leases	Finance Leases
2023(1)	$39,574	$2,138
2024	75,201	2,222
2025	74,664	1,314
2026	70,986	576
2027	66,535	332
Thereafter	291,236	263
Total minimum payments	618,196	6,845
Less: imputed interest	144,365	496
Total lease liabilities	$473,831	$6,349
(1)Operating leases are net of certain tenant allowance receivables that were reclassified to Other current assets as of March 29, 2023.
As of March 29, 2023 the Company had additional operating lease commitments of $144,967 for non-cancelable leases without a possession date, which begin to commence in 2023. These lease commitments are consistent with the leases that have been executed thus far.
A summary of lease terms and discount rates for operating and finance leases were as follows:

	March 29 2023	December 28 2022
Weighted average remaining lease term (years):
Operating leases	9.0	8.9
Finance leases	4.9	5.1
Weighted average discount rate:
Operating leases	5.8%	5.7%
Finance leases	4.3%	4.0%
16 | Shake Shack Inc. Form 10-Q

Supplemental cash flow information related to leases was as follows:

	Thirteen Weeks Ended
	March 29 2023	March 30 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,830	$13,525
Operating cash flows from finance leases	70	52
Financing cash flows from finance leases	807	747
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	21,414	5,541
Finance leases	701	676
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
The following table summarizes the ownership interest in SSE Holdings:

	March 29, 2023		December 28, 2022
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Shake Shack Inc.	39,404,905	93.3%	39,284,998	93.2%
Number of LLC Interests held by non-controlling interest holders	2,844,513	6.7%	2,869,513	6.8%
Total LLC Interests outstanding	42,249,418	100.0%	42,154,511	100.0%
The weighted average ownership percentages for the applicable reporting periods are used to attribute Net loss and Other comprehensive loss to the non-controlling interest holders.

	Thirteen Weeks Ended
	March 29 2023	March 30 2022
Non-controlling interest holders' weighted average ownership percentages	6.8%	6.9%
Shake Shack Inc. Form 10-Q | 17

The following table summarizes the effects of changes in ownership of SSE Holdings on the Company's equity:

	Thirteen Weeks Ended
	March 29 2023	March 30 2022
Net loss attributable to Shake Shack Inc.	$(1,534)	$(10,162)
Other comprehensive loss:
Unrealized loss on foreign currency translation adjustment	(4)	(1)
Transfers (to) from non-controlling interests:
Increase in additional paid-in capital as a result of the redemption of LLC Interests	194	49
Decrease in additional paid-in capital as a result of activity under its stock compensation plan and the related income tax effects	(2,699)	(2,276)
Total effect of changes in ownership interest on loss attributable to Shake Shack Inc.	$(4,043)	$(12,390)
The following table summarizes the LLC Interests activity under the Company's stock compensation plan and redemptions of LLC Interests activity:

	Thirteen Weeks Ended
	March 29 2023	March 30 2022
LLC Interests activity under the Company's stock compensation plan
Number of LLC Interests received by Shake Shack Inc.	94,907	65,893
Redemption and acquisition of LLC Interests
Number of LLC Interests redeemed by non-controlling interest holders	25,000	10,000
Number of LLC Interests received by Shake Shack Inc.	25,000	10,000
Issuance of Class A common stock
Shares of Class A common stock issued in connection with redemptions of LLC Interests	25,000	10,000
Cancellation of Class B common stock
Shares of Class B common stock surrendered and canceled	25,000	10,000
NOTE 9: EQUITY-BASED COMPENSATION

A summary of equity-based compensation expense recognized was as follows:

	Thirteen Weeks Ended
	March 29 2023	March 30 2022
Performance stock units	1,310	1,424
Restricted stock units	2,492	1,764
Equity-based compensation expense	$3,802	$3,188

Total income tax benefit recognized related to equity-based compensation	$102	$56
18 | Shake Shack Inc. Form 10-Q

Equity-based compensation expense was as follows:

	Thirteen Weeks Ended
	March 29 2023	March 30 2022
General and administrative expenses	$3,529	$2,991
Labor and related expenses	273	197
Equity-based compensation expense	$3,802	$3,188
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
The effective income tax rates for the thirteen weeks ended March 29, 2023 and March 30, 2022 were (114.8)% and 27.6%, respectively. The decrease was primarily driven by a decrease in pre-tax book loss, a decrease in discrete tax expense related to foreign withholding tax and valuation allowance, partially offset by an increase in tax credits. Additionally, an increase in the Company's ownership interest in SSE Holdings increases its share of the taxable income (loss) of SSE Holdings. The weighted average ownership interest in SSE Holdings was 93.2% and 93.1% for the thirteen weeks ended March 29, 2023 and March 30, 2022, respectively.
Deferred Tax Assets and Liabilities
During the thirteen weeks ended March 29, 2023, the Company acquired an aggregate of 119,907 LLC Interests in connection with the redemption of LLC Interests, and activity relating to its stock compensation plan. The Company recognized a deferred tax asset in the amount of $824 associated with the basis difference in its investment in SSE Holdings upon acquisition of these LLC Interests. As of March 29, 2023, the total deferred tax asset related to the basis difference in the Company's investment in SSE Holdings was $88,520.
During the thirteen weeks ended March 29, 2023, the Company also recognized $129 of deferred tax assets related to additional tax basis increases generated from expected future payments under the Tax Receivable Agreement and related deductions for imputed interest on such payments. Refer to "Tax Receivable Agreement," herein for additional information.
The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of March 29, 2023, the Company concluded, based on the weight of all available positive and negative evidence, that all of its deferred tax assets (except for those deferred tax assets relating to certain state tax credits and net operating losses and certain foreign tax credits) are more likely than not to be realized. As such, no additional valuation allowance was recognized.
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
Shake Shack Inc. Form 10-Q | 19

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
During the thirteen weeks ended March 29, 2023, the Company acquired an aggregate of 25,000 LLC Interests in connection with the redemption of LLC Interests, which resulted in an increase in the tax basis of its investment in SSE Holdings subject to the provisions of the Tax Receivable Agreement. The Company recognized an additional liability in the amount of $472 for the TRA Payments due to the redeeming members, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the redemption of LLC Interests, after concluding it was probable that such TRA Payments would be paid based on estimates of future taxable income. During the thirteen weeks ended March 29, 2023 and March 30, 2022, inclusive of interest, no payments were made to the parties to the Tax Receivable Agreement. As of March 29, 2023, the total amount of TRA Payments due under the Tax Receivable Agreement, was $235,361. Refer to Note 13, Commitments and Contingencies, for additional information relating to the liabilities under the Tax Receivable Agreement.
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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted loss per share of Class A common stock (in thousands, except per share amounts):

	Thirteen Weeks Ended
	March 29 2023	March 30 2022
Numerator:
Net loss attributable to Shake Shack Inc.—basic	$(1,534)	$(10,162)
Net loss attributable to Shake Shack Inc.—diluted	(1,534)	(10,162)
Denominator:
Weighted average shares of Class A common stock outstanding—basic	39,332	39,163
Weighted average shares of Class A common stock outstanding—diluted	39,332	39,163

Loss per share of Class A common stock—basic	$(0.04)	$(0.26)
Loss per share of Class A common stock—diluted	$(0.04)	$(0.26)
The effect of potential share settlement of the Convertible Notes outstanding for the period is included as potentially dilutive shares of Class A common stock under application of the if-converted method in the computation of diluted loss per share, except when the effect would be anti-dilutive. Refer to Note 6, Debt, for additional information.
Shares of Class B common stock do not share in the earnings or losses of Shake Shack and are therefore not participating securities. As such, separate presentation of basic and diluted loss per share of Class B common stock under the two-class method has not been presented. However, shares of Class B common stock outstanding for the period are considered potentially dilutive shares of Class A common stock under application of the if-converted method and are included in the computation of diluted loss per share, except when the effect would be anti-dilutive.
20 | Shake Shack Inc. Form 10-Q

The following table presents potentially dilutive securities excluded from the computations of diluted loss per share of Class A common stock:

	Thirteen Weeks Ended
	March 29 2023		March 30 2022
Stock options	128,656	(1)	149,731	(1)
Performance stock units	134,659	(1)	165,108	(1)
Restricted stock units	576,227	(1)	401,716	(1)
Shares of Class B common stock	2,844,513	(1)	2,911,587	(1)
Convertible notes	1,466,975	(1)	1,466,975	(1)
(1)Number of securities outstanding at the end of the period that were excluded from the computation of diluted loss per share of Class A common stock because the effect would have been anti-dilutive.

NOTE 12: SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information:

	Thirteen Weeks Ended
	March 29 2023	March 30 2022
Cash paid for:
Income taxes, net of refunds	$782	$936
Interest, net of amounts capitalized	83	57
Non-cash investing activities:
Accrued purchases of property and equipment	25,752	20,080
Capitalized equity-based compensation	43	25
Non-cash financing activities:
Establishment of liabilities under tax receivable agreement	472	228
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
Certain leases require the Company to obtain letters of credit. As of March 29, 2023, the Company held two letters of credit, one for $130 which expires in February 2026 and the second for $603, which expires in August 2023 and renews automatically for one-year periods through January 2034.
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
Shake Shack Inc. Form 10-Q | 21

exclusive contracts with certain vendors to supply food, beverages and paper goods, obligating the Company to purchase specified quantities.
Legal Contingencies
In May 2022, a claim was filed against Shake Shack alleging certain violations of the Fair Labor Standards Act relating to the classification of exempt managers. An accrual of $900 was recorded in connection with settling this matter during the thirteen weeks ended March 29, 2023.
The Company is subject to various legal proceedings, claims and liabilities, involving employees and guests alike, which arise in the ordinary course of business and are generally covered by insurance. As of March 29, 2023, the amount of the ultimate liability with respect to these matters was not material.
Liabilities under Tax Receivable Agreement
As described in Note 10, Income Taxes, the Company is a party to the Tax Receivable Agreement under which it is contractually committed to pay certain of the members of SSE Holdings 85% of the amount of any tax benefits that are actually realized, or in some cases are deemed to realize, as a result of certain transactions. The Company is not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated with the transactions that gave rise to the payments are realized. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If the Company does not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then it would not be required to make the related TRA Payments. During the thirteen weeks ended March 29, 2023 and March 30, 2022, the Company recognized liabilities totaling $472 and $228, respectively, relating to the obligations under the Tax Receivable Agreement, after concluding that it was probable that it would have sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. As of March 29, 2023 and December 28, 2022, the total obligations under the Tax Receivable Agreement were $235,361 and $234,893, respectively. There were no transactions subject to the Tax Receivable Agreement for which the Company did not recognize the related liability, as the Company concluded that it would have sufficient future taxable income to utilize all of the related tax benefits generated by all transactions that occurred during the thirteen weeks ended March 29, 2023.
NOTE 14: RELATED PARTY TRANSACTIONS

Union Square Hospitality Group
The Chairman of the Board of Directors serves as the Executive Chairman of Union Square Hospitality Group, LLC. As a result, Union Square Hospitality Group, LLC and its subsidiary, set forth below, are considered related parties.
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

		Thirteen Weeks Ended
	Classification	March 29 2023	March 30 2022
Amounts received from HYC	Licensing revenue	$146	$104
22 | Shake Shack Inc. Form 10-Q

	Classification	March 29 2023	December 28 2022
Amounts due from HYC	Accounts receivable, net	$24	$69
Madison Square Park Conservancy
The Chairman of the Board of Directors serves as a director of the Madison Square Park Conservancy ("MSP Conservancy"), with which Shake Shack has a license agreement and pays license fees to operate the Madison Square Park Shack. No amounts were due to MSP Conservancy as of March 29, 2023 and December 28, 2022.

		Thirteen Weeks Ended
	Classification	March 29 2023	March 30 2022
Amounts paid to MSP Conservancy	Occupancy and related expenses	$224	$220
Olo, Inc.
The Chairman of the Board of Directors serves as a director of Olo, Inc. (formerly known as "Mobo Systems, Inc."), a platform the Company uses in connection with its mobile ordering application.

		Thirteen Weeks Ended
	Classification	March 29 2023	March 30 2022
Amounts paid to Olo, Inc.	Other operating expenses	$124	$134

	Classification	March 29 2023	December 28 2022
Amounts due to Olo, Inc.	Accounts payable Accrued expenses	$81	$39
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

		Thirteen Weeks Ended
	Classification	March 29 2023	March 30 2022
Amounts paid to Block, Inc.	Other operating expenses	$1,571	$825

	Classification	March 29 2023	December 28 2022
Amounts due to Block, Inc.	Accounts payable Accrued expenses	$45	$55
Tax Receivable Agreement
The Company entered into a Tax Receivable Agreement that provides for the payment by the Company of 85% of the amount of any tax benefits that are actually realized, or in some cases are deemed to realize, as a result of certain transactions. Refer to Note 10, Income Taxes, for additional information. No payments were made to the members of SSE Holdings pursuant to the Tax Receivable Agreement during the thirteen weeks ended March 29, 2023 and March 30, 2022.
Shake Shack Inc. Form 10-Q | 23

	Classification	March 29 2023	December 28 2022
Amounts due under the Tax Receivable Agreement	Other current liabilities Liabilities under Tax Receivable Agreement, net of current portion	$235,361	$234,893
Distributions to Members of SSE Holdings
Under the terms of the SSE Holdings LLC Agreement, SSE Holdings is obligated to make tax distributions to its members. No tax distributions were payable to non-controlling interest holders as of March 29, 2023 and December 28, 2022, respectively.

		Thirteen Weeks Ended
	Classification	March 29 2023	March 30 2022
Amounts paid to non-controlling interest holders	Non-controlling interests	$49	$302

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

All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Form 10-Q in the context of the risks and uncertainties disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2022 ("2022 Form 10-K").

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

The following discussion should be read in conjunction with our 2022 Form 10-K and the Condensed Consolidated Financial Statements and notes thereto included in Part I, Item 1 of this Form 10-Q. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years and the associated quarters, months and periods of those fiscal years.
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

24 | Shake Shack Inc. Form 10-Q

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

As of March 29, 2023, there were 449 Shacks in operation system-wide, of which 260 were domestic Company-operated Shacks, 35 were domestic licensed Shacks and 154 were international licensed Shacks.

Recent Business Trends
Same-Shack sales for the thirteen weeks ended March 29, 2023 increased 10.3% compared to the same period last year, driven by a 5.5% increase in price mix and a 4.8% increase in guest traffic. Urban Shacks increased 11.8% compared to the same period last year, while suburban Shacks increased 9.0%. We saw an acceleration in traffic growth across urban and suburban Shacks since the thirteen weeks ended December 28, 2022. For the purpose of calculating same-Shack sales growth for the thirteen weeks ended March 29, 2023, Shack sales for 186 Shacks were included in the comparable Shack base.
Average weekly sales were $73,000 for the thirteen weeks ended March 29, 2023 compared to $68,000 in the same period last year primarily driven by higher menu prices and increased in-Shack traffic. Average weekly sales decreased 3.9%, compared to the thirteen weeks ended December 28, 2022 driven by lower in-Shack traffic.
Shack system-wide sales for the thirteen weeks ended March 29, 2023 increased 27.5% to $394.7 million compared to the same period last year and increased 8.4% compared to the thirteen weeks ended December 28, 2022.
Digital sales for the thirteen weeks ended March 29, 2023 increased 6.2% to $89.5 million compared to the same period last year and increased 7.5% compared to the thirteen weeks ended December 28, 2022. Total digital sales includes orders placed on the Shake Shack app, website and third-party delivery platforms, which represented 36.7% of Shack sales during the thirteen weeks ended March 29, 2023.
Development Highlights
During the first quarter of 2023, we opened six new domestic Company-operated Shacks, two new domestic licensed Shacks and five new international licensed Shacks. There were no permanent Shack closures in the first quarter of 2023.

Location	Type	Opening Date
Wuhan, China — MixC	International Licensed	12/30/2022
Istanbul, Turkey — Bagdat Street	International Licensed	1/3/2023
Newark, NJ — Newark Liberty International Airport	Domestic Licensed	1/12/2023
Ardiya, Kuwait — Al Naser Sport Club	International Licensed	1/12/2023
London, United Kingdom — Oxford Street	International Licensed	1/27/2023
Columbus, OH — Dublin	Domestic Company-operated	2/6/2023
Guadalajara, Mexico — The Landmark	International Licensed	2/9/2023
Brooklyn, NY — Bed-Stuy	Domestic Company-operated	2/10/2023
South Windsor, CT — Evergreen Walk	Domestic Company-operated	2/16/2023
Walnut Creek, CA — Walnut Creek	Domestic Company-operated	3/5/2023
Rancho Cucamonga, CA — Victoria Gardens	Domestic Company-operated	3/13/2023
Emeryville, CA — Bay Street	Domestic Company-operated	3/16/2023
Clifton Springs, NY — Clifton Springs Travel Plaza	Domestic Licensed	3/28/2023
Shake Shack Inc. Form 10-Q | 25

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the thirteen weeks ended March 29, 2023 and March 30, 2022:

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 29 2023		March 30 2022
Shack sales	$244,254	96.4%	$196,791	96.8%
Licensing revenue	9,024	3.6%	6,600	3.2%
TOTAL REVENUE	253,278	100.0%	203,391	100.0%
Shack-level operating expenses(1):
Food and paper costs	71,772	29.4%	59,884	30.4%
Labor and related expenses	74,264	30.4%	60,465	30.7%
Other operating expenses(2)	34,936	14.3%	30,171	15.3%
Occupancy and related expenses	18,583	7.6%	16,276	8.3%
General and administrative expenses(2)	31,311	12.4%	31,386	15.4%
Depreciation and amortization expense	21,322	8.4%	16,855	8.3%
Pre-opening costs	3,557	1.4%	2,712	1.3%
Impairment and loss on disposal of assets	722	0.3%	577	0.3%
TOTAL EXPENSES	256,467	101.3%	218,326	107.3%
LOSS FROM OPERATIONS	(3,189)	(1.3)%	(14,935)	(7.3)%
Other income (expense), net	2,837	1.1%	(289)	(0.1)%
Interest expense	(403)	(0.2)%	(355)	(0.2)%
LOSS BEFORE INCOME TAXES	(755)	(0.3)%	(15,579)	(7.7)%
Income tax expense (benefit)	867	0.3%	(4,297)	(2.1)%
NET LOSS	(1,622)	(0.6)%	(11,282)	(5.5)%
Less: Net loss attributable to non-controlling interests	(88)	—%	(1,120)	(0.6)%
NET LOSS ATTRIBUTABLE TO SHAKE SHACK INC.	$(1,534)	(0.6)%	$(10,162)	(5.0)%
(1)As a percentage of Shack sales.
(2)The Company elected to reclassify certain marketing expenses for prior periods to conform with the presentation for the thirteen weeks ended March 29, 2023. These reclassifications had no effect on previously reported Net Loss. For the thirteen weeks ended March 30, 2022, the Company reclassified $66 from Other operating expenses to General and administrative expenses in the accompanying Condensed Consolidated Financial Statements.
Shack Sales
Shack sales represent the aggregate sales of food, beverages and Shake Shack branded merchandise at our domestic Company-operated Shacks and gift card breakage income. Shack sales in any period are directly influenced by the number of operating weeks in such period and the total number of open Shacks.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 29 2023	March 30 2022
Shack sales	$244,254	$196,791
Percentage of total revenue	96.4%	96.8%
Dollar change compared to prior year	$47,463
Percentage change compared to prior year	24.1%
26 | Shake Shack Inc. Form 10-Q

Shack sales for the thirteen weeks ended March 29, 2023 increased 24.1% to $244.3 million versus the same period last year. The increase was primarily due to the opening of 35 new domestic Company-operated Shacks between March 30, 2022 and March 29, 2023 which contributed $27.5 million as well as increased menu prices which contributed $17.8 million.
Licensing Revenue
Licensing revenue consists of license fees, opening fees for certain licensed Shacks and territory fees. License fees are calculated as a percentage of sales and territory fees are payments for the exclusive right to develop Shacks in a specific geographic area.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 29 2023	March 30 2022
Licensing revenue	$9,024	$6,600
Percentage of total revenue	3.6%	3.2%
Dollar change compared to prior year	$2,424
Percentage change compared to prior year	36.7%
Licensing revenue for the thirteen weeks ended March 29, 2023 increased 36.7% to $9.0 million versus the same period last year. The increase was primarily due to the opening of 32 net new licensed Shacks between March 30, 2022 and March 29, 2023 which contributed $1.5 million to Licensing revenue, as well as higher sales at existing licensed Shacks, particularly domestic airports.
Food and Paper Costs
Food and paper costs include the direct costs associated with food, beverage and packaging of our menu items. The components of food and paper costs are variable by nature, changing with sales volume, and are impacted by menu mix, channel mix and fluctuations in commodity costs, as well as geographic scale and proximity.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 29 2023	March 30 2022
Food and paper costs	$71,772	$59,884
Percentage of Shack sales	29.4%	30.4%
Dollar change compared to prior year	$11,888
Percentage change compared to prior year	19.9%
Food and paper costs for the thirteen weeks ended March 29, 2023 increased 19.9% to $71.8 million versus the same period last year. The increase was primarily due to increased sales volume associated with the opening of 35 new domestic Company-operated Shacks between March 30, 2022 and March 29, 2023 as well as increased commodity costs, particularly in fries, custard and fryer oil.
As a percentage of Shack sales, the decrease in Food and paper costs for the thirteen weeks ended March 29, 2023 was primarily driven by menu price increases partially offset by increased commodity costs mentioned above.
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
Shake Shack Inc. Form 10-Q | 27

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 29 2023	March 30 2022
Labor and related expenses	$74,264	$60,465
Percentage of Shack sales	30.4%	30.7%
Dollar change compared to prior year	$13,799
Percentage change compared to prior year	22.8%
Labor and related expenses for the thirteen weeks ended March 29, 2023 increased 22.8% to $74.3 million versus the same period last year. The increase was primarily due to the opening of 35 new domestic Company-operated Shacks between March 30, 2022 and March 29, 2023 and higher wages for the Shack teams.
As a percentage of Shack sales, the decrease in Labor and related expenses for the thirteen weeks ended March 29, 2023 was primarily due to sales leverage partially offset by increased wages noted above.
Other Operating Expenses
Other operating expenses consist of delivery commissions, Shack-level marketing expenses, repairs and maintenance, utilities and other operating expenses incidental to operating our domestic Company-operated Shacks, such as non-perishable supplies, credit card fees and property insurance.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 29 2023	March 30 2022
Other operating expenses	$34,936	$30,171
Percentage of Shack sales	14.3%	15.3%
Dollar change compared to prior year	$4,765
Percentage change compared to prior year	15.8%
Other operating expenses for the thirteen weeks ended March 29, 2023 increased 15.8% to $34.9 million versus the same period last year. The increase was primarily due to higher facilities costs, mainly utilities; increased transaction and delivery costs associated with higher sales; and the opening of 35 new domestic Company-operated Shacks between March 30, 2022 and March 29, 2023.
As a percentage of Shack sales, the decrease in Other operating expenses for the thirteen weeks ended March 29, 2023 was primarily due to sales leverage and lower delivery commissions partially offset by higher utility costs.
Occupancy and Related Expenses
Occupancy and related expenses consist of Shack-level occupancy expenses (including rent, common area expenses and certain local taxes), and exclude occupancy expenses associated with unopened Shacks, which are recorded separately in Pre-opening costs.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 29 2023	March 30 2022
Occupancy and related expenses	$18,583	$16,276
Percentage of Shack sales	7.6%	8.3%
Dollar change compared to prior year	$2,307
Percentage change compared to prior year	14.2%
Occupancy and related expenses for the thirteen weeks ended March 29, 2023 increased 14.2% to $18.6 million versus the same period last year. The increase was primarily due to the opening of 35 new domestic Company-operated Shacks between March 30, 2022 and March 29, 2023.
28 | Shake Shack Inc. Form 10-Q

As a percentage of Shack sales, the decrease in Occupancy and related expenses for the thirteen weeks ended March 29, 2023 were primarily due to sales leverage.
General and Administrative Expenses
General and administrative expenses consist of costs associated with corporate and administrative functions that support Shack development and operations, as well as equity-based compensation expense.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 29 2023	March 30 2022
General and administrative expenses	$31,311	$31,386
Percentage of Total revenue	12.4%	15.4%
Dollar change compared to prior year	$(75)
Percentage change compared to prior year	(0.2)%
General and administrative expenses for the thirteen weeks ended March 29, 2023 decreased 0.2% to $31.3 million versus the same period last year. The decrease was primarily due to a $5.0 million net decrease in legal accruals, partially offset by an increase in wages and other team costs as part of our continued investments to support Shack development and digital programs.
As a percentage of Total revenue, the decrease in General and administrative expenses for the thirteen weeks ended March 29, 2023 was primarily due to the aforementioned items as well as sales leverage.
Depreciation and Amortization Expense
Depreciation and amortization expense primarily consists of the depreciation of fixed assets, including leasehold improvements and equipment.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 29 2023	March 30 2022
Depreciation and amortization expense	$21,322	$16,855
Percentage of Total revenue	8.4%	8.3%
Dollar change compared to prior year	$4,467
Percentage change compared to prior year	26.5%
Depreciation and amortization expense for the thirteen weeks ended March 29, 2023 increased 26.5% to $21.3 million versus the same period last year. The increase was predominantly due to incremental depreciation of capital expenditures related to the opening of 35 new domestic Company-operated Shacks between March 30, 2022 and March 29, 2023.
As a percentage of Total revenue, the increase in Depreciation and amortization expense for the thirteen weeks ended March 29, 2023 was primarily due to the aforementioned new Shack openings as well as the additional depreciation related to technology projects placed into service.
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
Shake Shack Inc. Form 10-Q | 29

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 29 2023	March 30 2022
Pre-opening costs	$3,557	$2,712
Percentage of Total revenue	1.4%	1.3%
Dollar change compared to prior year	$845
Percentage change compared to prior year	31.2%
Pre-opening costs for the thirteen weeks ended March 29, 2023 increased 31.2% to $3.6 million versus the same period last year. The increase in Pre-opening costs was due to the increased occupancy expense primarily related to the timing of Shack openings throughout the year and increased wages for our Shack teams, partially offset by a decrease in travel related costs.
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

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 29 2023	March 30 2022
Impairment and loss on disposal of assets	$722	$577
Percentage of Total revenue	0.3%	0.3%
Dollar change compared to prior year	$145
Percentage change compared to prior year	25.1%
Impairment and loss on disposal of assets for the thirteen weeks ended March 29, 2023 increased 25.1% to $0.7 million versus the same period last year. The increase in Impairment and loss on disposal of assets was primarily due to the number of Shacks maturing in our base.
Other Income (Expense), Net
Other income (expense), net consists of interest income, adjustments to liabilities under our tax receivable agreement, dividend income, and net unrealized and realized gains and losses from marketable securities.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 29 2023	March 30 2022
Other income (expense), net	$2,837	$(289)
Percentage of Total revenue	1.1%	(0.1)%
Dollar change compared to prior year	$3,126
Percentage change compared to prior year	(1,081.7)%
Other income (expense), net for the thirteen weeks ended March 29, 2023 increased to $2.8 million versus the same period last year. The increase was primarily due to an increase in dividend income of $2.7 million related to an increase in interest rates.
Interest Expense
Interest expense generally consists of interest on the current portion of our liabilities under the Tax Receivable Agreement, imputed interest related to our financing equipment leases, amortization of deferred financing costs, interest and fees on our Revolving Credit Facility and amortization of debt issuance costs.
30 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 29 2023	March 30 2022
Interest expense	$(403)	$(355)
Percentage of Total revenue	(0.2)%	(0.2)%
Dollar change compared to prior year	$(48)
Percentage change compared to prior year	13.5%
Interest expense for the thirteen weeks ended March 29, 2023 increased 13.5% to $0.4 million versus the same period last year. The increase in Interest expense was primarily due to an increase in various assessment charges.
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

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 29 2023	March 30 2022
Income tax expense (benefit)	$867	$(4,297)
Percentage of Total revenue	0.3%	(2.1)%
Dollar change compared to prior year	$5,164
Percentage change compared to prior year	(120.2)%
Our effective income tax rates for the thirteen weeks ended March 29, 2023 and March 30, 2022 were (114.8)% and 27.6%, respectively. The decrease was primarily driven by a decrease in pre-tax book loss, a decrease in discrete tax expense related to foreign withholding tax and valuation allowance, partially offset by an increase in tax credits. Additionally, an increase in the Company's ownership interest in SSE Holdings increases its share of the taxable income (loss) of SSE Holdings. Our weighted average ownership interest in SSE Holdings was 93.2% and 93.1% for the thirteen weeks ended March 29, 2023 and March 30, 2022, respectively.
Net Loss Attributable to Non-controlling Interests
We are the sole managing member of SSE Holdings and have the sole voting power in, and control the management of, SSE Holdings. Accordingly, we consolidate the financial results of SSE Holdings and report a non-controlling interest on our Condensed Consolidated Statements of Loss, representing the portion of net income (loss) attributable to the other members of SSE Holdings. The Third Amended and Restated Limited Liability Company Agreement of SSE Holdings provides that holders of LLC Interests may, from time to time, require SSE Holdings to redeem all or a portion of their LLC Interests for newly-issued shares of Class A common stock on a one-for-one basis. In connection with any redemption or exchange, we will receive a corresponding number of LLC Interests, increasing our total ownership interest in SSE Holdings. The weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income to Shake Shack Inc. and the non-controlling interest holders.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 29 2023	March 30 2022
Net loss attributable to non-controlling interests	$(88)	$(1,120)
Percentage of Total revenue	—%	(0.6)%
Shake Shack Inc. Form 10-Q | 31

Net loss attributable to non-controlling interests for the thirteen weeks ended March 29, 2023 decreased to $0.1 million from $1.1 million in the same period last year. The decrease for the thirteen weeks ended March 29, 2023 was primarily due to improved net results compared to the same period last year, partially offset by a decrease in the non-controlling interest holders' weighted average ownership, which was 6.8% and 6.9% for the thirteen weeks ended March 29, 2023 and March 30, 2022, respectively.
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
How This Measure Is Useful
When used in conjunction with GAAP financial measures, Shack-level operating profit and Shack-level operating profit margin are supplemental measures of operating performance that we believe are useful measures to evaluate the performance and profitability of our Shacks. Additionally, Shack-level operating profit and Shack-level operating profit margin are key metrics used internally by our management to develop internal budgets and forecasts, as well as assess the performance of our Shacks relative to budget and against prior periods. It is also used to evaluate team member compensation as it serves as a metric in certain of our performance-based team member bonus arrangements. We believe presentation of Shack-level operating profit and Shack-level operating profit margin provides investors with a supplemental view of our operating performance that can provide meaningful insights to the underlying operating performance of our Shacks, as these measures depict the operating results that are directly impacted by our Shacks and exclude items that may not be indicative of, or are unrelated to, the ongoing operations of our Shacks. It may also assist investors to evaluate our Company's performance relative to peers of various sizes and maturities and provides greater transparency with respect to how our management evaluates our business, as well as our financial and operational decision-making.
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
32 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 29 2023	March 30 2022
Loss from operations	$(3,189)	$(14,935)
Less:
Licensing revenue	9,024	6,600
Add:
General and administrative expenses(1)	31,311	31,386
Depreciation and amortization expense	21,322	16,855
Pre-opening costs	3,557	2,712
Impairment and loss on disposal of assets	722	577
Shack-level operating profit	$44,699	$29,995

Total revenue	$253,278	$203,391
Less: Licensing revenue	9,024	6,600
Shack sales	$244,254	$196,791

Shack-level operating profit margin(2,3)	18.3%	15.2%
(1)The Company has elected to reclassify certain marketing expenses from Other operating expenses to General and administrative expenses in the accompanying Condensed Consolidated Financial Statements for prior periods to be comparable with the classification for the thirteen weeks ended March 29, 2023.
(2)For the thirteen weeks ended March 30, 2022, Shack-level operating profit margin includes a $1,281 cumulative catch-up adjustment for gift card breakage income, recognized in Shack sales.
(3)As a percentage of Shack sales.
EBITDA and Adjusted EBITDA
EBITDA is defined as Net loss before Interest expense (net of interest income), Income tax expense (benefit) and Depreciation and amortization expense. Adjusted EBITDA is defined as EBITDA (as defined above) excluding equity-based compensation expense, Impairment and loss on disposal of assets, amortization of cloud-based software implementation costs, as well as certain non-recurring items that we do not believe directly reflect our core operations and may not be indicative of our recurring business operations.
During the thirteen weeks ended March 29, 2023, the Company revised its definition of Adjusted EBITDA to exclude deferred lease costs and executive transition costs as adjustments to the measure. The Company believes excluding both of these items improves the usefulness of Adjusted EBITDA as these items are characteristic of the Company’s ongoing operations and such presentation is consistent with other companies in the restaurant industry. Previously reported periods have been revised to conform to the current period presentation.
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

Shake Shack Inc. Form 10-Q | 33

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

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 29 2023	March 30 2022
Net loss	$(1,622)	$(11,282)
Depreciation and amortization expense	21,322	16,855
Interest expense, net	403	355
Income tax expense (benefit)	867	(4,297)
EBITDA	$20,970	$1,631

Equity-based compensation	3,802	3,188
Amortization of cloud-based software implementation costs	439	332
Impairment and loss on disposal of assets	722	577
Legal settlements	1,004	6,000
Gift card breakage cumulative catch-up adjustment	—	(1,281)
Other(1)	628	—
ADJUSTED EBITDA	$27,565	$10,447

Adjusted EBITDA margin(2)	10.9%	5.1%
(1)Related to professional fees for a non-recurring matter.
(2)Calculated as a percentage of Total revenue, which was $253.3 million and $203.4 million for the thirteen weeks ended March 29, 2023 and March 30, 2022, respectively.
Adjusted Pro Forma Net Income and Adjusted Pro Forma Earnings Per Fully Exchanged and Diluted Share
Adjusted pro forma net income represents Net loss attributable to Shake Shack Inc. assuming the full exchange of all outstanding SSE Holdings, LLC membership interests ("LLC Interests") for shares of Class A common stock, adjusted for certain non-recurring items that we do not believe are directly related to our core operations and may not be indicative of our recurring business operations. Adjusted pro forma earnings per fully exchanged and diluted share is calculated by dividing adjusted pro forma net income (loss) by the weighted average shares of Class A common stock outstanding, assuming the full exchange of all outstanding LLC Interests, after giving effect to the dilutive effect of outstanding equity-based awards.
During the thirteen weeks ended March 29, 2023, the Company revised its definition of Adjusted Pro Forma Net Income to exclude executive transition costs as an adjustment to the measure. Previously reported periods have been revised to conform to the current period presentation. See "EBITDA and Adjusted EBITDA" above for additional information.
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
34 | Shake Shack Inc. Form 10-Q

attributable to Shake Shack Inc. driven by increases in our ownership of SSE Holdings, which are unrelated to our operating performance, and excludes items that are non-recurring or may not be indicative of our ongoing operating performance.
Limitations of the Usefulness of These Measures
Adjusted pro forma net income and adjusted pro forma earnings per fully exchanged and diluted share may differ from similarly titled measures used by other companies due to different methods of calculation. Presentation of adjusted pro forma net income and adjusted pro forma earnings per fully exchanged and diluted share should not be considered alternatives to Net loss and loss per share, as determined under GAAP. While these measures are useful in evaluating our performance, they do not account for the earnings attributable to the non-controlling interest holders and therefore do not provide a complete understanding of the Net loss attributable to Shake Shack Inc. Adjusted pro forma net income and adjusted pro forma earnings per fully exchanged and diluted share should be evaluated in conjunction with our GAAP financial results. A reconciliation of adjusted pro forma net income to Net loss attributable to Shake Shack Inc., the most directly comparable GAAP measure, and the computation of adjusted pro forma earnings per fully exchanged and diluted share are set forth below.

	Thirteen Weeks Ended
(in thousands, except per share amounts)	March 29 2023	March 30 2022
Numerator:
Net loss attributable to Shake Shack Inc	$(1,534)	$(10,162)
Adjustments:
Reallocation of Net loss attributable to non-controlling interests from the assumed exchange of LLC Interests(1)	(88)	(1,120)
Legal settlements	1,004	6,000
Gift card breakage cumulative catch-up adjustment	—	(1,281)
Other(2)	628	—
Tax impact of above adjustments(3)	(300)	(1,595)
Adjusted pro forma net loss	$(290)	$(8,158)

Denominator:
Weighted-average shares of Class A common stock outstanding—diluted	39,332	39,163
Adjustments:
Assumed exchange of LLC Interests for shares of Class A common stock(1)	2,852	2,920
Adjusted pro forma fully exchanged weighted-average shares of Class A common stock outstanding—diluted	42,184	42,083

Adjusted pro forma loss per fully exchanged share—diluted	$(0.01)	$(0.19)

	Thirteen Weeks Ended
	March 29 2023	March 30 2022
Loss per share of Class A common stock—diluted	$(0.04)	$(0.26)
Assumed exchange of LLC Interests for shares of Class A common stock(1)	—	(0.01)
Non-GAAP adjustments(4)	0.03	0.08
Adjusted pro forma loss per fully exchanged share—diluted	$(0.01)	$(0.19)
Shake Shack Inc. Form 10-Q | 35

(1)Assumes the exchange of all outstanding LLC Interests for shares of Class A common stock, resulting in the elimination of the non-controlling interest and recognition of the net loss attributable to non-controlling interests.
(2)Related to professional fees for a non-recurring matter.
(3)Represents the tax effect of the aforementioned adjustments and pro forma adjustments to reflect corporate income taxes at assumed effective tax rates of 133.1% and 24.9% for the thirteen weeks ended March 29, 2023 and March 30, 2022, respectively. Amounts include provisions for U.S. federal income taxes, certain LLC entity-level taxes and foreign withholding taxes, assuming the highest statutory rates apportioned to each applicable state, local and foreign jurisdiction.
(4)Represents the per share impact of non-GAAP adjustments for each period. Refer to the reconciliation of Adjusted Pro Forma Net Loss above for additional information.
LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, and availability under our Revolving Credit Facility. As of March 29, 2023, we maintained a Cash and cash equivalents balance of $293.4 million. In March 2021, we issued 0% Convertible Senior Notes (“Convertible Notes”), and received $243.8 million of proceeds, net of discounts. Refer to Note 6, Debt, in the accompanying Condensed Consolidated Financial Statements, for additional information.
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
In addition, we are obligated to make payments to certain members of SSE Holdings under the Tax Receivable Agreement. As of March 29, 2023, such obligations totaled $235.4 million. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related payments under the Tax Receivable Agreement. Although the amount of any payments that must be made under the Tax Receivable Agreement may be significant, the timing of these payments will vary and will generally be limited to one payment per member per year. The amount of such payments are also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us or to SSE Holdings, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
We believe our existing cash and cash equivalents balances and cash from operations will be sufficient to fund our operating and finance lease obligations, capital expenditures, Tax Receivable Agreement obligations and working capital needs for at least the next 12 months and the foreseeable future.
36 | Shake Shack Inc. Form 10-Q

Summary of Cash Flows
The following table presents a summary of our cash flows from operating, investing and financing activities.

	Thirteen Weeks Ended
(in thousands)	March 29 2023	March 30 2022
Net cash provided by operating activities	$19,820	$7,970
Net cash provided by (used in) investing activities	46,462	(28,051)
Net cash used in financing activities	(3,369)	(3,073)
Net increase (decrease) in Cash and cash equivalents	62,909	(23,155)
Cash and cash equivalents at beginning of period	230,521	302,406
Cash and cash equivalents at end of period	$293,430	$279,251
Operating Activities
For the thirteen weeks ended March 29, 2023, net cash provided by operating activities was $19.8 million compared to $8.0 million for the thirteen weeks ended March 30, 2022, an increase of $11.9 million. The increase was primarily driven by a $13.2 million improvement in net results after excluding non-cash charges, partially offset by changes in working capital of $1.3 million, when compared to the same prior year period. The changes in working capital included an increase in payments on lease liabilities partially offset by a decrease in the timing and payments related to accruals of legal settlements.
Investing Activities
For the thirteen weeks ended March 29, 2023, net cash provided by investing activities was $46.5 million compared to net cash used in investing activities of $28.1 million for the thirteen weeks ended March 30, 2022, an increase of $74.6 million. This increase was primarily due to an increase in sales of marketable securities of $81.5 million partially offset by an increase of $6.3 million in capital expenditures to support our real estate development as well as to support our digital initiatives.
Financing Activities
For the thirteen weeks ended March 29, 2023, net cash used in financing activities was $3.4 million compared to $3.1 million for the thirteen weeks ended March 30, 2022, an increase of $0.3 million. This increase was primarily due to an increase in withholding taxes related to the vesting of equity awards partially offset by a decrease in distributions paid to non-controlling interest holders.
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
Under the Revolving Credit Facility, outstanding borrowings bear interest at either: (i) LIBOR, or the Secured Overnight Financing Rate upon the discontinuance or unavailability of LIBOR, plus a percentage ranging from 1.0% to 2.5% or (ii) the base rate plus a percentage ranging from 0.0% to 1.5%, in each case depending on our net lease adjusted leverage ratio. As of March 29, 2023, no amounts were outstanding under the Revolving Credit Facility.
Shake Shack Inc. Form 10-Q | 37

The obligations under the Revolving Credit Facility are secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' direct and indirect subsidiaries, with certain exceptions.
The Revolving Credit Facility requires us to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios, as well as other customary affirmative and negative covenants. As of March 29, 2023, we were in compliance with all covenants.
Contractual Obligations
Material contractual obligations arising in the normal course of business primarily consist of operating and finance lease obligations, long-term debt, liabilities under Tax Receivable Agreement and purchase obligations. The timing and nature of these commitments are expected to have an impact on our liquidity and capital requirements in future periods. Refer to Note 6, Debt and Note 7, Leases, in the accompanying Condensed Consolidated Financial Statements included in Part I, Item 1 for additional information relating to our long-term debt and operating and financing leases.
Liabilities under Tax Receivable Agreement include amounts to be paid to the non-controlling interest holders, assuming we will have sufficient taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. Refer to Note 10, Income Taxes, and Note 13, Commitments and Contingencies, in the accompanying Condensed Consolidated Financial Statements included in Part I, Item 1, for additional information relating to our Tax Receivable Agreement and related liabilities.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our consolidated financial condition and results of operations is based upon the accompanying Condensed Consolidated Financial Statements and notes thereto, which have been prepared in accordance with GAAP. The preparation of the Condensed Consolidated Financial Statements requires us to make estimates, judgments and assumptions, which we believe to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Variances in the estimates or assumptions used to actual experience could yield materially different accounting results. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances. There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2022.
Recently Issued Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies under Part I, Item 1 of this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to our exposure to market risks as described in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2022.
Item 4. Controls and Procedures.
38 | Shake Shack Inc. Form 10-Q

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Shake Shack Inc. Form 10-Q | 39

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
The information required by this Item is incorporated by reference to Part I, Item 1, Note 13, Commitments and Contingencies.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2022.
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

Shake Shack Inc.
(Registrant)

Date: May 5, 2023	By:	/s/ Randy Garutti
Randy Garutti
Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: May 5, 2023	By:	/s/ Katherine I. Fogertey
Katherine I. Fogertey
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

42 | Shake Shack Inc. Form 10-Q