Form 10-Q
period 2023-06-28
Shake Shack Inc.
filed 2023-08-04
CIK 1620533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of July 26, 2023, there were 39,462,483 shares of Class A common stock outstanding and 2,834,513 shares of Class B common stock outstanding.

SHAKE SHACK INC.

Cautionary Note Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), which are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different from the statements made herein. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements, including, but not limited to, statements about the Company's growth, strategic plan, and liquidity. Forward-looking statements discuss the Company's current expectations and projections relating to its financial position, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "aim," "anticipate," "believe," "estimate," "expect," "forecast," "future," "intend," "outlook," "potential," "project," "projection," "plan," "seek," "may," "could," "would," "will," "should," "can," "can have," "likely," the negatives thereof and other similar expressions.
All forward-looking statements are expressly qualified in their entirety by these cautionary statements. Some of the factors which could cause results to differ materially from the Company's expectations include the continuing impact of the COVID-19 pandemic, including the potential impact of any COVID-19 variants, the Company's ability to develop and open new Shacks on a timely basis, increased costs or shortages or interruptions in the supply and delivery of products, increased labor costs or shortages, inflationary pressures, the Company's management of its digital capabilities and expansion into new channels, including drive-thru and multiple format investments, the Company's ability to maintain and grow sales at existing Shacks, and risks relating to the restaurant industry generally. You should evaluate all forward-looking statements made in this Form 10-Q in the context of the risks and uncertainties disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2022 as filed with the Securities and Exchange Commission (the "SEC").
The forward-looking statements included in this Form 10-Q are made only as of the date hereof. The Company undertakes no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
Shake Shack Inc. Form 10-Q | 1

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
2 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	June 28 2023	December 28 2022
ASSETS
Current assets:
Cash and cash equivalents	$203,697	$230,521
Marketable securities	91,537	80,707
Accounts receivable, net	14,332	13,877
Inventories	4,674	4,184
Prepaid expenses and other current assets	15,278	14,699
Total current assets	329,518	343,988
Property and equipment, net of accumulated depreciation of $331,571 and $290,362, respectively	500,085	467,031
Operating lease assets	385,386	367,488
Deferred income taxes, net	302,025	300,538
Other assets	15,802	15,817
TOTAL ASSETS	$1,532,816	$1,494,862
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,005	$20,407
Accrued expenses	50,588	47,945
Accrued wages and related liabilities	18,221	17,576
Operating lease liabilities, current	46,490	42,238
Other current liabilities	17,881	19,552
Total current liabilities	150,185	147,718
Long-term debt	245,113	244,589
Long-term operating lease liabilities	448,580	427,227
Liabilities under tax receivable agreement, net of current portion	235,361	234,893
Other long-term liabilities	22,218	20,687
Total liabilities	1,101,457	1,075,114
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of June 28, 2023 and December 28, 2022.	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 39,449,246 and 39,284,998 shares issued and outstanding as of June 28, 2023 and December 28, 2022, respectively.	39	39
Class B common stock, $0.001 par value—35,000,000 shares authorized; 2,844,513 and 2,869,513 shares issued and outstanding as of June 28, 2023 and December 28, 2022, respectively.	3	3
Additional paid-in capital	421,356	415,611
Accumulated deficit	(15,123)	(20,537)
Accumulated other comprehensive loss	(4)	—
Total stockholders' equity attributable to Shake Shack Inc.	406,271	395,116
Non-controlling interests	25,088	24,632
Total equity	431,359	419,748
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,532,816	$1,494,862
See accompanying Notes to Condensed Consolidated Financial Statements.
Shake Shack Inc. Form 10-Q | 3

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(in thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28 2023	June 29 2022	June 28 2023	June 29 2022
Shack sales	$261,810	$223,054	$506,064	$419,845
Licensing revenue	9,995	7,698	19,019	14,298
TOTAL REVENUE	271,805	230,752	525,083	434,143
Shack-level operating expenses:
Food and paper costs	75,800	65,987	147,572	125,871
Labor and related expenses	75,158	65,851	149,422	126,316
Other operating expenses	36,109	32,151	71,045	62,322
Occupancy and related expenses	19,801	16,657	38,384	32,933
General and administrative expenses	31,476	29,487	62,787	60,873
Depreciation and amortization expense	22,252	18,087	43,574	34,942
Pre-opening costs	5,577	2,823	9,134	5,535
Impairment and loss on disposal of assets	884	528	1,606	1,105
TOTAL EXPENSES	267,057	231,571	523,524	449,897
INCOME (LOSS) FROM OPERATIONS	4,748	(819)	1,559	(15,754)
Other income, net	3,227	538	6,064	249
Interest expense	(405)	(315)	(808)	(670)
INCOME (LOSS) BEFORE INCOME TAXES	7,570	(596)	6,815	(16,175)
Income tax expense (benefit)	347	707	1,214	(3,590)
NET INCOME (LOSS)	7,223	(1,303)	5,601	(12,585)
Less: Net income (loss) attributable to non-controlling interests	275	(115)	187	(1,235)
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$6,948	$(1,188)	$5,414	$(11,350)
Earnings (loss) per share of Class A common stock:
Basic	$0.18	$(0.03)	$0.14	$(0.29)
Diluted	$0.16	$(0.03)	$0.13	$(0.29)
Weighted average shares of Class A common stock outstanding:
Basic	39,416	39,227	39,374	39,195
Diluted	43,886	39,227	43,837	39,195
See accompanying Notes to Condensed Consolidated Financial Statements.

4 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28 2023	June 29 2022	June 28 2023	June 29 2022
Net income (loss)	$7,223	$(1,303)	$5,601	$(12,585)
Other comprehensive income (loss), net of tax(1):
Change in foreign currency translation adjustment	—	(1)	(4)	(2)
OTHER COMPREHENSIVE INCOME (LOSS)	—	(1)	(4)	(2)
COMPREHENSIVE INCOME (LOSS)	7,223	(1,304)	5,597	(12,587)
Less: Comprehensive income (loss) attributable to non-controlling interests	275	(115)	187	(1,235)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$6,948	$(1,189)	$5,410	$(11,352)
(1)Net of tax expense of $0 for the thirteen and twenty-six weeks ended June 28, 2023 and June 29, 2022.
See accompanying Notes to Condensed Consolidated Financial Statements.
Shake Shack Inc. Form 10-Q | 5

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands, except share amounts)

For the Thirteen Weeks Ended June 28, 2023 and June 29, 2022
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE, MARCH 29, 2023	39,404,905	$39	2,844,513	$3	$417,451	$(22,071)	$(4)	$24,487	$419,905
Net income	—	—	—	—	—	6,948	—	275	7,223
Other comprehensive income (loss):
Net change in foreign currency translation adjustment	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	4,011	—	—	—	4,011
Activity under stock compensation plans	44,341	—	—	—	145	—	—	329	474
Redemption of LLC Interests	—	—	—	—	—	—	—	—	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(251)	—	—	—	(251)
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	(3)	(3)
BALANCE, JUNE 28, 2023	39,449,246	$39	2,844,513	$3	$421,356	$(15,123)	$(4)	$25,088	$431,359

BALANCE, MARCH 30, 2022	39,218,290	$39	2,911,587	$3	$406,981	$(6,608)	$—	$24,844	$425,259
Net loss	—	—	—	—	—	(1,188)	—	(115)	(1,303)
Other comprehensive income (loss):
Net change in foreign currency translation adjustment	—	—	—	—	—	—	(1)	—	(1)
Equity-based compensation	—	—	—	—	3,501	—	—	—	3,501
Activity under stock compensation plans	8,306	—	—	—	(332)	—	—	421	89
Redemption of LLC Interests	40,074	—	(40,074)	—	257	—	—	(257)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	113	—	—	—	113
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	(22)	(22)
BALANCE, JUNE 29, 2022	39,266,670	$39	2,871,513	$3	$410,520	$(7,796)	$(1)	$24,871	$427,636

6 | Shake Shack Inc. Form 10-Q

For the Twenty-Six Weeks Ended June 28, 2023 and June 29, 2022
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 28, 2022	39,284,998	$39	2,869,513	$3	$415,611	$(20,537)	$—	$24,632	$419,748
Net income	—	—	—	—	—	5,414	—	187	5,601
Other comprehensive income (loss):
Net change in foreign currency translation adjustment	—	—	—	—	—	—	(4)	—	(4)
Equity-based compensation	—	—	—	—	7,875	—	—	—	7,875
Activity under stock compensation plans	139,248	—	—	—	(2,554)	—	—	515	(2,039)
Redemption of LLC Interests	25,000	—	(25,000)	—	194	—	—	(194)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	230	—	—	—	230
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	(52)	(52)
BALANCE, JUNE 28, 2023	39,449,246	$39	2,844,513	$3	$421,356	$(15,123)	$(4)	$25,088	$431,359

BALANCE, DECEMBER 29, 2021	39,142,397	$39	2,921,587	$3	$405,940	$3,554	$1	$26,063	$435,600
Net loss	—	—	—	—	—	(11,350)	—	(1,235)	(12,585)
Other comprehensive income (loss):
Net change in foreign currency translation adjustment	—	—	—	—	—	—	(2)	—	(2)
Equity-based compensation	—	—	—	—	6,725	—	—	—	6,725
Activity under stock compensation plans	74,199	—	—	—	(2,608)	—	—	673	(1,935)
Redemption of LLC Interests	50,074	—	(50,074)	—	306	—	—	(306)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	157	—	—	—	157
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	(324)	(324)
BALANCE, JUNE 29, 2022	39,266,670	$39	2,871,513	$3	$410,520	$(7,796)	$(1)	$24,871	$427,636
See accompanying Notes to Condensed Consolidated Financial Statements.

Shake Shack Inc. Form 10-Q | 7

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Twenty-Six Weeks Ended
	June 28 2023	June 29 2022
OPERATING ACTIVITIES
Net income (loss) (including amounts attributable to non-controlling interests)	$5,601	$(12,585)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization expense	43,574	34,942
Amortization of debt issuance costs	524	524
Amortization of cloud computing asset	880	683
Non-cash operating lease cost	32,598	28,010
Equity-based compensation	7,734	6,640
Deferred income taxes	2,733	8,392
Non-cash interest expense	99	28
Gain on sale of equity securities	(81)	—
Net amortization of discount on held-to-maturity securities	(89)	—
Impairment and loss on disposal of assets	1,606	1,105
Unrealized loss on equity securities	—	561
Changes in operating assets and liabilities:
Accounts receivable	(455)	1,721
Inventories	(490)	(105)
Prepaid expenses and other current assets	(519)	(3,964)
Other assets	(3,217)	(4,090)
Accounts payable	(3,939)	(1,104)
Accrued expenses	39	(13,208)
Accrued wages and related liabilities	592	3,802
Other current liabilities	(2,081)	4,929
Operating lease liabilities	(25,584)	(21,102)
Other long-term liabilities	2,666	(15)
NET CASH PROVIDED BY OPERATING ACTIVITIES	62,191	35,164
INVESTING ACTIVITIES
Purchases of property and equipment	(74,755)	(55,268)
Purchases of held-to-maturity securities	(91,448)	—
Purchases of equity securities	(690)	(186)
Sales of equity securities	81,478	—
NET CASH USED IN INVESTING ACTIVITIES	(85,415)	(55,454)
FINANCING ACTIVITIES
Payments on principal of finance leases	(1,504)	(1,513)
Distributions paid to non-controlling interest holders	(52)	(324)
Proceeds from stock option exercises	630	175
Employee withholding taxes related to net settled equity awards	(2,670)	(2,120)
NET CASH USED IN FINANCING ACTIVITIES	(3,596)	(3,782)
Effect of exchange rate changes on cash and cash equivalents	(4)	(2)
DECREASE IN CASH AND CASH EQUIVALENTS	(26,824)	(24,074)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	230,521	302,406
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$203,697	$278,332
See accompanying Notes to Condensed Consolidated Financial Statements.
8 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Shake Shack Inc. Form 10-Q | 9

NOTE 1: NATURE OF OPERATIONS

Shake Shack Inc. was formed on September 23, 2014 as a Delaware corporation for the purpose of facilitating an initial public offering and other related transactions in order to carry on the business of SSE Holdings, LLC and its subsidiaries ("SSE Holdings"). Shake Shack Inc. is the sole managing member of SSE Holdings and, as sole managing member, the Company operates and controls all of the business and affairs of SSE Holdings. As a result, the Company consolidates the financial results of SSE Holdings and reports a non-controlling interest representing the economic interest in SSE Holdings held by the other members of SSE Holdings. As of June 28, 2023 the Company owned 93.3% of SSE Holdings. Unless the context otherwise requires, "we," "us," "our," "Shake Shack," the "Company" and other similar references, refer to Shake Shack Inc. and, unless otherwise stated, all of its subsidiaries, including SSE Holdings.
The Company operates and licenses Shake Shack restaurants ("Shacks"), which serve burgers, chicken, hot dogs, crinkle cut fries, shakes, frozen custard, beer, wine and more. As of June 28, 2023, there were 471 Shacks in operation system-wide, of which 270 were domestic Company-operated Shacks, 35 were domestic licensed Shacks and 166 were international licensed Shacks.
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
The Company has elected to reclassify certain marketing expenses for prior periods to conform with the presentation for the thirteen and twenty-six weeks ended June 28, 2023. These reclassifications had no effect on previously reported Net Loss. For the thirteen and twenty-six weeks ended June 29, 2022, the Company reclassified $412 and $478, respectively from Other operating expenses to General and administrative expenses in the accompanying Condensed Consolidated Statements of Income (Loss).
SSE Holdings is considered a variable interest entity. Shake Shack Inc. is the primary beneficiary as the Company has the majority economic interest in SSE Holdings and, as the sole managing member, has decision making authority that significantly affects the economic performance of the entity, while the limited partners have no substantive kick-out or participating rights. As a result, the Company consolidates SSE Holdings. The assets and liabilities of SSE Holdings represent substantially all of the Company's consolidated assets and liabilities with the exception of certain deferred taxes and liabilities under the Tax Receivable Agreement. As of June 28, 2023 and December 28, 2022, the net assets of SSE Holdings were $373,388 and $362,571, respectively. The assets of SSE Holdings are subject to certain restrictions in SSE Holdings' revolving credit agreement.
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
Recently Adopted Accounting Pronouncements
The Company has not adopted any Accounting Standards Updates (“ASUs”) during the thirteen and twenty-six weeks ended June 28, 2023.
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
Revenue from Shack sales is recognized when payment is tendered at the point of sale, net of discounts as the performance obligation has been satisfied at that time. Sales tax collected from guests is excluded from Shack sales and the obligation is included as sales tax payable until the taxes are remitted to the appropriate taxing authorities.
Delivery services are fulfilled by third-party delivery partners whether ordered through the Shack app and website ("Company-owned platforms") or through third-party delivery platforms. Revenue from orders through Company-owned platforms includes delivery fees and is recognized when the delivery partner transfers the order to the guest as the Company controls the delivery. For these sales, the Company receives payment directly from the guest at the time of sale. Revenue from orders through third-party delivery platforms is recognized when the order is transferred to the third-party delivery partner and excludes delivery fees collected by the delivery partner as the Company does not control the delivery. The Company receives payment from the delivery partner subsequent to the transfer of the order and the payment terms are short-term in nature. For all delivery sales, the Company is considered the principal and recognizes the revenue on a gross basis.
The Company sells gift cards which do not have expiration dates. Revenue from gift cards is recognized when gift cards are redeemed by the customer or, in the event a gift card is not expected to be redeemed, in proportion to actual redemptions of gift cards ("gift card breakage"). The gift card breakage rate is determined from historical gift card redemption patterns. Gift card breakage income of $72 and $178, respectively, was recognized during the thirteen and twenty-six weeks ended June 28, 2023, and $59 and $1,368, respectively was recognized during the thirteen and twenty-six weeks ended June 29, 2022. The twenty-six weeks ended June 29, 2022 included a cumulative catch-up adjustment of $1,281. Gift card breakage income is included in Shack sales in the Condensed Consolidated Statements of Income (Loss).
Licensing revenue includes initial territory fees, Shack opening fees and ongoing sales-based royalty fees from licensed Shacks. Generally, the licenses granted to develop, open and operate each Shack in a specified territory are the predominant good or service transferred to the licensee and represent distinct performance obligations. Ancillary promised services, such as training and assistance during the initial opening of a Shack, are typically combined with the license and considered one performance obligation per Shack. The Company determines the transaction price for each contract, which is comprised of the initial territory fee and an estimate of the total Shack opening fees the Company expects to be entitled to. The calculation of total Shack opening fees included in the transaction price requires judgment, as it is based on an estimated number of Shacks the Company expects the licensee to open. The transaction price is then allocated equally to each Shack expected to open. The performance obligation is satisfied over time, starting when a Shack opens through the end of the license term for the related Shack, therefore
Shake Shack Inc. Form 10-Q | 11

revenue is recognized on a straight-line basis over the license term. Generally, payment for the initial territory fee is received upon execution of the license agreement and payment for the Shack opening fees is received either in advance of or upon opening the related Shack. These payments are initially deferred and recognized in revenue as the performance obligations are satisfied. Revenue from sales-based royalties is recognized as the related sales occur.
Revenue disaggregated by type was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28 2023	June 29 2022	June 28 2023	June 29 2022
Shack sales	$261,810	$223,054	$506,064	$419,845
Licensing revenue:
Sales-based royalties	9,712	7,486	18,490	13,886
Initial territory and opening fees	283	212	529	412
Total revenue	$271,805	$230,752	$525,083	$434,143
The aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of June 28, 2023 was $23,787. The Company expects to recognize this amount as revenue over a long-term period, as the license term for each Shack ranges from 5 to 20 years. This amount excludes any variable consideration related to sales-based royalties.
Contract Balances
Contract liabilities and receivables from contracts with customers were as follows:

	June 28 2023	December 28 2022
Shack sales receivables	$8,320	$8,779
Licensing receivables, net of allowance for doubtful accounts	4,572	3,918
Gift card liability	1,983	2,285
Deferred revenue, current	1,252	969
Deferred revenue, long-term	16,680	14,340
Revenue recognized that was included in the respective liability balances at the beginning of the period was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28 2023	June 29 2022	June 28 2023	June 29 2022
Gift card liability(1)	$144	$137	$477	$1,643
Deferred revenue	274	207	518	404
(1)For the twenty-six weeks ended June 29, 2022, amount includes the cumulative catch-up adjustment of $1,281 for gift card breakage income.
NOTE 4: FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying values of the Company's Cash and cash equivalents, Accounts receivable, net, Accounts payable and Accrued expenses approximate fair value due to the short-term nature of these financial instruments.
12 | Shake Shack Inc. Form 10-Q

The Company's investments were as follows:

	June 28 2023	December 28 2022
Equity securities	$—	$80,707
Held-to-maturity securities	91,537	—
Total investments	$91,537	$80,707
The Company classified its available-for-sale and held-to-maturity securities as Level 1 measurements within the fair value hierarchy. Refer to Note 6, Debt, for additional information relating to the fair value of the Company's outstanding debt instruments.
The Company's held-to-maturity securities were as follows:

	June 28, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries	$91,537	$3	$—	$91,540
As of June 28, 2023, the contractual maturities of held-to-maturity securities were less than 12 months. Any expected credit losses would not be material to the Condensed Consolidated Statements of Income (Loss).
A summary of other income (expense) from investments was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28 2023	June 29 2022	June 28 2023	June 29 2022
Income from investments	$126	$135	$621	$212
Realized gain on sale of equity securities	—	—	81	—
Unrealized loss on equity securities	—	(161)	—	(561)
Total	$126	$(26)	$702	$(349)
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis include long-lived assets, operating lease right-of-use assets and indefinite-lived intangible assets. The Company performs its impairment analysis at least annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges recognized during the thirteen and twenty-six weeks ended June 28, 2023 and June 29, 2022.
NOTE 5: SUPPLEMENTAL BALANCE SHEET INFORMATION

The components of Other current liabilities were as follows:

	June 28 2023	December 28 2022
Sales tax payable	$5,726	$5,363
Gift card liability	1,983	2,285
Current portion of financing equipment lease liabilities	2,566	2,546
Legal reserve	2,475	6,285
Other	5,131	3,073
Other current liabilities	$17,881	$19,552
Shake Shack Inc. Form 10-Q | 13

The components of Other long-term liabilities were as follows:

	June 28 2023	December 28 2022
Deferred licensing revenue	$16,680	$14,340
Long-term portion of financing equipment lease liabilities	3,793	3,909
Other	1,745	2,438
Other long-term liabilities	$22,218	$20,687
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
The Convertible Notes had an initial conversion rate of 5.8679 shares of Class A common stock per one thousand dollar principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $170.42 per share of Class A common stock. The fair value of the Convertible Notes was approximately $199,063 and $162,500, respectively, as of June 28, 2023 and December 28, 2022, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as a Level 2 measurement within the fair value hierarchy.

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Classification	June 28 2023	June 29 2022	June 28 2023	June 29 2022
Amortization expense on Convertible Notes	Interest expense	$262	$262	$524	$524

	June 28 2023	December 28 2022
Convertible Notes	$250,000	$250,000
Discount and debt issuance costs, net of amortization	(4,887)	(5,411)
Long-term debt	$245,113	$244,589
14 | Shake Shack Inc. Form 10-Q

Revolving Credit Facility
The Company maintains a revolving credit facility agreement ("Revolving Credit Facility") which permits borrowings up to $50,000 with the ability to increase available borrowings up to an additional $100,000, subject to satisfaction of certain conditions. Under the Revolving Credit Facility, outstanding borrowings bear interest at either: (i) LIBOR, or the Secured Overnight Financing Rate upon the discontinuance or unavailability of LIBOR, plus a percentage ranging from 1.0% to 2.5% or (ii) the base rate plus a percentage ranging from 0.0% to 1.5%, in each case depending on our net lease adjusted leverage ratio. As of June 28, 2023 and December 28, 2022, no amounts were outstanding under the Revolving Credit Facility.
After the Balance Sheet date, the Company entered into a fourth amendment to the Revolving Credit Facility ("Fourth Amendment"), which, among other things, modifies the benchmark interest rate to either: (i) the base rate plus applicable margin or (ii) the Secured Overnight Financing Rate (“SOFR”) plus applicable margin.
The obligations under the Revolving Credit Facility are secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' direct and indirect subsidiaries, with certain exceptions. The Revolving Credit Facility requires the Company to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios, as well as other customary affirmative and negative covenants. As of June 28, 2023, the Company was in compliance with all covenants.
The Revolving Credit Facility also permits the issuance of letters of credit upon our request of up to $15,000. As of June 28, 2023 and December 28, 2022, the Company has outstanding letters of credit of $1,863 in connection with the Revolving Credit Facility.

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Classification	June 28 2023	June 29 2022	June 28 2023	June 29 2022
Interest expense on Revolving Credit Facility	Interest expense	$22	$37	$46	$73

	Classification	June 28 2023	December 28 2022
Unamortized deferred financing costs on Revolving Credit Facility	Other assets	$52	$62
NOTE 7: LEASES

Nature of Leases
Shake Shack currently leases all of its domestic Company-operated Shacks, the home office and certain equipment under various non-cancelable lease agreements that expire on various dates through 2044. The Company evaluates contracts entered into to determine whether the contract involves the use of property or equipment, which is either explicitly or implicitly identified in the contract. The Company evaluates whether it controls the use of the asset, which is determined by assessing whether substantially all economic benefit from the use of the asset is obtained, and whether the Company has the right to direct the use of the asset. If these criteria are met, the Company has identified a lease within the contract, and therefore a right of use asset and lease liability are recorded on the Condensed Consolidated Balance Sheet. Upon possession of a leased asset, the Company determines whether the lease is an operating or finance lease. All of the Company's real estate leases are classified as operating leases and most equipment leases are classified as finance leases.
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
Shake Shack Inc. Form 10-Q | 15

For operating leases, fixed lease payments are recognized as operating lease costs on a straight-line basis over the lease term within the Condensed Consolidated Statements of Income (Loss) in the following line items. Lease expense incurred before a Shack opens is recorded in Pre-opening costs. Once a domestic Company-operated Shack opens, the straight-line lease expense and contingent rent, if applicable, are recorded in Occupancy and related expenses. Many of these leases also require the Company to pay real estate taxes, common area maintenance costs and other occupancy costs which are included in Occupancy and related expenses. Finance leases are recognized in depreciation expense on a straight-line basis over the remaining lease term, along with recognition of interest expense associated with accretion of the lease liability.
For both operating and finance leases that contain lease and non-lease components, the components are combined and accounted for as a single lease component. Variable lease costs for both operating and finance leases, if any, are recognized as incurred. Leases with a term of 12 months or less are deemed short-term and are not recognized on the Condensed Consolidated Balance Sheets. Fixed lease payments for short-term leases are recognized on a straight-line basis over the lease term.
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

The Company expends cash for leasehold improvements to build out and equip leased properties. Generally, a portion of the leasehold improvements and building costs are reimbursed by the landlords through landlord incentives pursuant to agreed-upon terms in the lease agreements. Landlord incentives usually take the form of cash, full or partial credits against future minimum or contingent rents otherwise payable by the Company, or a combination thereof. In most cases, landlord incentives are received after the Company takes possession of the property and as milestones are met during the construction of the property. The Company includes these amounts in the measurement of the initial operating lease liability, and lease asset.
A summary of operating and finance lease assets and lease liabilities were as follows:

	Classification	June 28 2023	December 28 2022
Operating leases	Operating lease assets	$385,386	$367,488
Finance leases	Property and equipment, net	6,120	6,152
Total right-of-use assets		$391,506	$373,640

Operating leases:
	Operating lease liabilities, current	$46,490	$42,238
	Long-term operating lease liabilities	448,580	427,227
Finance leases:
	Other current liabilities	2,566	2,546
	Other long-term liabilities	3,793	3,909
Total lease liabilities		$501,429	$475,920
16 | Shake Shack Inc. Form 10-Q

The components of lease expense were as follows:

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Classification	June 28 2023	June 29 2022	June 28 2023	June 29 2022
Operating lease cost	Occupancy and related expenses Pre-opening costs General and administrative expenses	$16,523	$14,329	$32,598	$28,010
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization expense	703	772	1,440	1,525
Interest on lease liabilities	Interest expense	72	55	142	107
Variable lease cost	Occupancy and related expenses Pre-opening costs General and administrative expenses	4,682	3,603	8,452	7,107
Short-term lease cost	Occupancy and related expenses	273	33	513	131
Total lease cost		$22,253	$18,792	$43,145	$36,880

As of June 28, 2023, future minimum lease payments for operating and finance leases consisted of the following:

	Operating Leases	Finance Leases
2023(1)	$25,586	$1,508
2024	76,181	2,455
2025	77,088	1,559
2026	73,423	685
2027	68,999	365
Thereafter	314,495	302
Total minimum payments	635,772	6,874
Less: imputed interest	151,244	515
Total lease liabilities	$484,528	$6,359
(1)Operating leases are net of certain tenant allowance receivables that were reclassified to Other current assets as of June 28, 2023.
As of June 28, 2023 the Company had additional operating lease commitments of $132,871 for non-cancelable leases without a possession date, which commence in 2023 or later. These lease commitments are materially consistent with the leases that have been executed thus far.
A summary of lease terms and discount rates for operating and finance leases were as follows:

	June 28 2023	December 28 2022
Weighted average remaining lease term (years):
Operating leases	9.0	8.9
Finance leases	4.8	5.1
Weighted average discount rate:
Operating leases	5.9%	5.7%
Finance leases	4.6%	4.0%
Shake Shack Inc. Form 10-Q | 17

Supplemental cash flow information related to leases was as follows:

	Twenty-Six Weeks Ended
	June 28 2023	June 29 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$34,454	$26,975
Operating cash flows from finance leases	142	107
Financing cash flows from finance leases	1,504	1,513
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	37,625	27,818
Finance leases	1,408	1,193
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
The following table summarizes the ownership interest in SSE Holdings:

	June 28, 2023		December 28, 2022
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Shake Shack Inc.	39,449,246	93.3%	39,284,998	93.2%
Number of LLC Interests held by non-controlling interest holders	2,844,513	6.7%	2,869,513	6.8%
Total LLC Interests outstanding	42,293,759	100.0%	42,154,511	100.0%
The weighted average ownership percentages for the applicable reporting periods are used to attribute Net income (loss) and Other comprehensive income (loss) to the non-controlling interest holders.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28 2023	June 29 2022	June 28 2023	June 29 2022
Non-controlling interest holders' weighted average ownership percentages	6.7%	6.9%	6.7%	6.9%
18 | Shake Shack Inc. Form 10-Q

The following table summarizes the effects of changes in ownership of SSE Holdings on the Company's equity:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28 2023	June 29 2022	June 28 2023	June 29 2022
Net income (loss) attributable to Shake Shack Inc.	$6,948	$(1,188)	$5,414	$(11,350)
Other comprehensive loss:
Unrealized loss on foreign currency translation adjustment	—	(1)	(4)	(2)
Transfers (to) from non-controlling interests:
Increase in additional paid-in capital as a result of the redemption of LLC Interests	—	257	194	306
Increase (decrease) in additional paid-in capital as a result of activity under its stock compensation plan and the related income tax effects	145	(332)	(2,554)	(2,608)
Total effect of changes in ownership interest on equity (loss) attributable to Shake Shack Inc.	$7,093	$(1,264)	$3,050	$(13,654)
The following table summarizes the LLC Interests activity:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28 2023	June 29 2022	June 28 2023	June 29 2022
LLC Interests activity under the Company's stock compensation plan
Number of LLC Interests received by Shake Shack Inc.	44,341	8,306	139,248	74,199
Redemption and acquisition of LLC Interests
Number of LLC Interests redeemed by non-controlling interest holders	—	40,074	25,000	50,074
Number of LLC Interests received by Shake Shack Inc.	—	40,074	25,000	50,074
Issuance of Class A common stock
Shares of Class A common stock issued in connection with redemptions of LLC Interests	—	40,074	25,000	50,074
Cancellation of Class B common stock
Shares of Class B common stock surrendered and canceled	—	40,074	25,000	50,074
NOTE 9: EQUITY-BASED COMPENSATION

A summary of equity-based compensation expense by award type was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28 2023	June 29 2022	June 28 2023	June 29 2022
Performance stock units	$749	$999	$2,059	$2,423
Restricted stock units	3,183	2,453	5,675	4,217
Equity-based compensation expense	$3,932	$3,452	$7,734	$6,640

Total income tax benefit recognized related to equity-based compensation	$98	$57	$200	$117
Shake Shack Inc. Form 10-Q | 19

Equity-based compensation expense recognized was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28 2023	June 29 2022	June 28 2023	June 29 2022
General and administrative expenses	$3,562	$3,154	$7,091	$6,145
Labor and related expenses	370	298	643	495
Equity-based compensation expense	$3,932	$3,452	$7,734	$6,640
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
The effective income tax rates for the thirteen weeks ended June 28, 2023 and June 29, 2022 were 4.6% and (118.6)%, respectively. The increase was primarily driven by the change in pre-tax income, and the impact of permanent differences and discrete expense on pre-tax income for the period compared to pre-tax loss for the same period last year. The Company's ownership interest in SSE Holdings is directly related to its share of the taxable income (loss) of SSE Holdings. The weighted-average ownership interest in SSE Holdings was 93.3% and 93.1% for the thirteen weeks ended June 28, 2023 and June 29, 2022, respectively.
The effective income tax rates for the twenty-six weeks ended June 28, 2023 and June 29, 2022 were 17.8% and 22.2%, respectively. The decrease was primarily driven by the change in pre-tax income and the effect of permanent differences, primarily tax credits, on pre-tax income for the period compared to pre-tax loss in the same period last year, as well as a decrease in expense due to tax benefits related to certain windfalls in equity based compensation. The decrease was partially offset by an increase in the Company's ownership interest in SSE Holdings which increased its share of the taxable income (loss) of SSE Holdings. The Company's weighted-average ownership interest in SSE Holdings was 93.3% and 93.1% for the twenty-six weeks ended June 28, 2023 and June 29, 2022, respectively.
Deferred Tax Assets and Liabilities
During the twenty-six weeks ended June 28, 2023, the Company acquired an aggregate of 164,248 LLC Interests in connection with the redemption of LLC Interests, and activity relating to its stock compensation plan. The Company recognized a deferred tax asset in the amount of $573 associated with the basis difference in its investment in SSE Holdings upon acquisition of these LLC Interests. As of June 28, 2023, the total deferred tax asset related to the basis difference in the Company's investment in SSE Holdings was $87,606.
During the twenty-six weeks ended June 28, 2023, the Company also recognized $129 of deferred tax assets related to additional tax basis increases generated from expected future payments under the Tax Receivable Agreement and related deductions for imputed interest on such payments. Refer to "Tax Receivable Agreement," herein for additional information.
The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of June 28, 2023, the Company concluded, based on the weight of all available positive and negative evidence, that all of its deferred tax assets (except for those deferred tax assets relating to certain state tax credits and net operating losses and certain foreign tax credits) are more likely than not to be realized. As such, no additional valuation allowance was recognized.
20 | Shake Shack Inc. Form 10-Q

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
During the twenty-six weeks ended June 28, 2023, the Company acquired an aggregate of 25,000 LLC Interests in connection with the redemption of LLC Interests, which resulted in an increase in the tax basis of its investment in SSE Holdings subject to the provisions of the Tax Receivable Agreement. The Company recognized an additional liability in the amount of $468 for the TRA Payments due to the redeeming members, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the redemption of LLC Interests, after concluding it was probable that such TRA Payments would be paid based on estimates of future taxable income. During the twenty-six weeks ended June 28, 2023 and June 29, 2022, inclusive of interest, no payments were made to the parties to the Tax Receivable Agreement. As of June 28, 2023, the total amount of TRA Payments due under the Tax Receivable Agreement, was $235,361. Refer to Note 13, Commitments and Contingencies, for additional information relating to the liabilities under the Tax Receivable Agreement.
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
Shake Shack Inc. Form 10-Q | 21

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A common stock (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28 2023	June 29 2022	June 28 2023	June 29 2022
Numerator:
Net income (loss) attributable to Shake Shack Inc.—basic	$6,948	$(1,188)	$5,414	$(11,350)
Reallocation of net income attributable to non-controlling interests from the assumed conversion of Class B shares	275	—	187	—
Net income (loss) attributable to Shake Shack Inc.—diluted	$7,223	$(1,188)	$5,601	$(11,350)
Denominator:
Weighted average shares of Class A common stock outstanding—basic	39,416	39,227	39,374	39,195
Effect of dilutive securities:
Stock options	79	—	79	—
Performance stock units	6	—	11	—
Restricted stock units	73	—	58	—
Convertible Notes	1,467	—	1,467	—
Shares of Class B common stock	2,845	—	2,848	—
Weighted average shares of Class A common stock outstanding—diluted	43,886	39,227	43,837	39,195

Earnings (loss) per share of Class A common stock—basic	$0.18	$(0.03)	$0.14	$(0.29)
Earnings (loss) per share of Class A common stock—diluted	$0.16	$(0.03)	$0.13	$(0.29)
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
The following table presents potentially dilutive securities excluded from the computations of diluted earnings (loss) per share of Class A common stock:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	June 28 2023		June 29 2022		June 28 2023		June 29 2022
Stock options	—		145,856	(2)	—		145,856	(2)
Performance stock units	109,749	(1)	160,427	(2)	109,749	(1)	160,427	(2)
Restricted stock units	—		409,698	(2)	—		409,698	(2)
Shares of Class B common stock	—		2,871,513	(2)	—		2,871,513	(2)
Convertible notes	—		1,466,975	(2)	—		1,466,975	(2)
(1)Number of securities outstanding at the end of the period that were excluded from the computation of diluted earnings (loss) per share of Class A common stock because the performance conditions associated with these awards were not met assuming the end of the reporting period was the end of the performance period.
22 | Shake Shack Inc. Form 10-Q

(2)Number of securities outstanding at the end of the period that were excluded from the computation of diluted loss per share of Class A common stock because the effect would have been anti-dilutive.

NOTE 12: SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information:

	Twenty-Six Weeks Ended
	June 28 2023	June 29 2022
Cash paid for:
Income taxes, net of refunds	$1,877	$2,157
Interest, net of amounts capitalized	185	118
Non-cash investing activities:
Accrued purchases of property and equipment	26,178	22,148
Capitalized equity-based compensation	92	55
Non-cash financing activities:
Establishment of liabilities under tax receivable agreement	468	817
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
Certain leases require the Company to obtain letters of credit. As of June 28, 2023, the Company held two letters of credit, one for $130 which expires in February 2026 and the second for $603, which expires in August 2023 and renews automatically for one-year periods through January 2034.
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
Legal Contingencies
The Company is subject to various legal proceedings, claims and liabilities, involving employees and guests alike, which arise in the ordinary course of business and are generally covered by insurance. As of June 28, 2023, the amount of the ultimate liability with respect to these matters was not material.
Liabilities under Tax Receivable Agreement
As described in Note 10, Income Taxes, the Company is a party to the Tax Receivable Agreement under which it is contractually committed to pay certain of the members of SSE Holdings 85% of the amount of any tax benefits that are actually realized, or in some cases are deemed to realize, as a result of certain transactions. The Company is not obligated to make any payments
Shake Shack Inc. Form 10-Q | 23

under the Tax Receivable Agreement until the tax benefits associated with the transactions that gave rise to the payments are realized. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If the Company does not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then it would not be required to make the related TRA Payments. During the twenty-six weeks ended June 28, 2023 and June 29, 2022, the Company recognized liabilities totaling $468 and $817, respectively, relating to the obligations under the Tax Receivable Agreement, after concluding that it was probable that it would have sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. As of June 28, 2023 and December 28, 2022, the total obligations under the Tax Receivable Agreement were $235,361 and $234,893, respectively. There were no transactions subject to the Tax Receivable Agreement for which the Company did not recognize the related liability, as the Company concluded that it would have sufficient future taxable income to utilize all of the related tax benefits generated by all transactions that occurred during the twenty-six weeks ended June 28, 2023.
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

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Classification	June 28 2023	June 29 2022	June 28 2023	June 29 2022
Amounts received from HYC	Licensing revenue	$163	$118	$309	$222

	Classification	June 28 2023	December 28 2022
Amounts due from HYC	Accounts receivable, net	$108	$69
Madison Square Park Conservancy
The Chairman of the Board of Directors serves as a director of the Madison Square Park Conservancy ("MSP Conservancy"), with which Shake Shack has a license agreement and pays license fees to operate the Madison Square Park Shack. No amounts were due to MSP Conservancy as of June 28, 2023 and December 28, 2022.

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Classification	June 28 2023	June 29 2022	June 28 2023	June 29 2022
Amounts paid to MSP Conservancy	Occupancy and related expenses	$224	$256	$448	$476
24 | Shake Shack Inc. Form 10-Q

Olo, Inc.
The Chairman of the Board of Directors serves as a director of Olo, Inc. (formerly known as "Mobo Systems, Inc."), a platform the Company uses in connection with its mobile ordering application.

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Classification	June 28 2023	June 29 2022	June 28 2023	June 29 2022
Amounts paid to Olo, Inc.	Other operating expenses	$143	$72	$267	$206

	Classification	June 28 2023	December 28 2022
Amounts due to Olo, Inc.	Accounts payable Accrued expenses	$152	$39
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

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Classification	June 28 2023	June 29 2022	June 28 2023	June 29 2022
Amounts paid to Block, Inc.	Other operating expenses	$1,909	$1,035	$3,585	$1,860

	Classification	June 28 2023	December 28 2022
Amounts due to Block, Inc.	Accounts payable Accrued expenses	$37	$55
Tax Receivable Agreement
The Company entered into a Tax Receivable Agreement that provides for the payment by the Company of 85% of the amount of any tax benefits that are actually realized, or in some cases are deemed to realize, as a result of certain transactions. Refer to Note 10, Income Taxes, for additional information. No payments were made to the members of SSE Holdings pursuant to the Tax Receivable Agreement during the twenty-six weeks ended June 28, 2023 and June 29, 2022.

	Classification	June 28 2023	December 28 2022
Amounts due under the Tax Receivable Agreement	Other current liabilities Liabilities under Tax Receivable Agreement, net of current portion	$235,361	$234,893
Distributions to Members of SSE Holdings
Under the terms of the SSE Holdings LLC Agreement, SSE Holdings is obligated to make tax distributions to its members. No tax distributions were payable to non-controlling interest holders as of June 28, 2023 and December 28, 2022, respectively.

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Classification	June 28 2023	June 29 2022	June 28 2023	June 29 2022
Amounts paid to non-controlling interest holders	Non-controlling interests	$3	$22	$52	$324

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

As of June 28, 2023, there were 471 Shacks in operation system-wide, of which 270 were domestic Company-operated Shacks, 35 were domestic licensed Shacks and 166 were international licensed Shacks.

Recent Business Trends
Same-Shack sales for the thirteen weeks ended June 28, 2023 increased 3.0% compared to the same period last year, driven by a 4.3% increase in price mix and a 1.3% decrease in guest traffic. Compared to the same period last year, suburban Shacks increased 3.5% and urban Shacks increased 2.5%. Compared to the first quarter of 2023, same-Shack sales slowed with price mix offsetting negative guest traffic across urban and suburban Shacks during the thirteen weeks ended June 28, 2023. For the purpose of calculating same-Shack sales growth for the thirteen weeks ended June 28, 2023, Shack sales for 197 Shacks were included in the comparable Shack base.
26 | Shake Shack Inc. Form 10-Q

Average weekly sales were $77,000 for the thirteen weeks ended June 28, 2023 compared to $76,000 in the same period last year primarily driven by higher menu prices. Average weekly sales increased 5.5%, compared to the thirteen weeks ended March 29, 2023 driven by an increase in traffic across all domestic Company-operated shacks .
Shack system-wide sales for the thirteen weeks ended June 28, 2023 increased 21.2% to $426.3 million compared to the same period last year and increased 8.0% compared to the thirteen weeks ended March 29, 2023.
Digital sales for the thirteen weeks ended June 28, 2023 increased 3.4% to $86.9 million compared to the same period last year and decreased 3.0% compared to the thirteen weeks ended March 29, 2023. Total digital sales includes orders placed on the Shake Shack app, website and third-party delivery platforms, which represented 33.2% of Shack sales during the thirteen weeks ended June 28, 2023.
Development Highlights
During the second quarter of 2023, we opened 10 new domestic Company-operated Shacks and 13 new international licensed Shacks. There was one permanent international licensed Shack closure in the second quarter of 2023.

Location	Type	Opening Date
Bangkok, Thailand — centralwOrld	International Licensed	3/30/2023
Busan, Korea — Centum City	International Licensed	4/6/2023
Fuzhou, China — MixC	International Licensed	4/8/2023
Qinhuangdao, China — Aranya	International Licensed	4/22/2023
Portland, OR — West End Portland	Domestic Company-operated	4/24/2023
Jersey City, NJ — Jersey City	Domestic Company-operated	4/27/2023
London, United Kingdom — Camden	International Licensed	4/27/2023
Gaithersburg, MD — Kentlands	Domestic Company-operated	5/3/2023
Mexico City, Mexico — Miyana	International Licensed	5/18/2023
Quezon City, Philippines — North Edsa	International Licensed	5/19/2023
Lancaster, PA — Lancaster	Domestic Company-operated	5/22/2023
Irvine, CA — Irvine Spectrum	Domestic Company-operated	5/26/2023
London, United Kingdom — Clapham	International Licensed	6/1/2023
Istanbul, Turkey — Lotus	International Licensed	6/1/2023
Westlake, OH — Westlake	Domestic Company-operated	6/5/2023
Wuhan, China — Tiandi	International Licensed	6/10/2023
Richmond, PA — Willow Place	Domestic Company-operated	6/12/2023
Kuwait City, Kuwait — Dahia	International Licensed	6/12/2023
Chongqing, China — Chongqing MixC	International Licensed	6/18/2023
Sugar Land, TX — Sugar Land	Domestic Company-operated	6/22/2023
National City, CA — Westfield Plaza Bonita	Domestic Company-operated	6/23/2023
Dubai, UAE — Al Barsha	International Licensed	6/26/2023
McKinney, TX — McKinney	Domestic Company-operated	6/28/2023
Shake Shack Inc. Form 10-Q | 27

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the thirteen and twenty-six weeks ended June 28, 2023 and June 29, 2022:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 28 2023		June 29 2022		June 28 2023		June 29 2022
Shack sales	$261,810	96.3%	$223,054	96.7%	$506,064	96.4%	$419,845	96.7%
Licensing revenue	9,995	3.7%	7,698	3.3%	19,019	3.6%	14,298	3.3%
TOTAL REVENUE	271,805	100.0%	230,752	100.0%	525,083	100.0%	434,143	100.0%
Shack-level operating expenses(1):
Food and paper costs	75,800	29.0%	65,987	29.6%	147,572	29.2%	125,871	30.0%
Labor and related expenses(2)	75,158	28.7%	65,851	29.5%	149,422	29.5%	126,316	30.1%
Other operating expenses	36,109	13.8%	32,151	14.4%	71,045	14.0%	62,322	14.8%
Occupancy and related expenses	19,801	7.6%	16,657	7.5%	38,384	7.6%	32,933	7.8%
General and administrative expenses(2)	31,476	11.6%	29,487	12.8%	62,787	12.0%	60,873	14.0%
Depreciation and amortization expense	22,252	8.2%	18,087	7.8%	43,574	8.3%	34,942	8.0%
Pre-opening costs	5,577	2.1%	2,823	1.2%	9,134	1.7%	5,535	1.3%
Impairment and loss on disposal of assets	884	0.3%	528	0.2%	1,606	0.3%	1,105	0.3%
TOTAL EXPENSES	267,057	98.3%	231,571	100.4%	523,524	99.7%	449,897	103.6%
INCOME (LOSS) FROM OPERATIONS	4,748	1.7%	(819)	(0.4)%	1,559	0.3%	(15,754)	(3.6)%
Other income, net	3,227	1.2%	538	0.2%	6,064	1.2%	249	0.1%
Interest expense	(405)	(0.1)%	(315)	(0.1)%	(808)	(0.2)%	(670)	(0.2)%
INCOME (LOSS) BEFORE INCOME TAXES	7,570	2.8%	(596)	(0.3)%	6,815	1.3%	(16,175)	(3.7)%
Income tax expense (benefit)	347	0.1%	707	0.3%	1,214	0.2%	(3,590)	(0.8)%
NET INCOME (LOSS)	7,223	2.7%	(1,303)	(0.6)%	5,601	1.1%	(12,585)	(2.9)%
Less: Net income (loss) attributable to non-controlling interests	275	0.1%	(115)	—%	187	—%	(1,235)	(0.3)%
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$6,948	2.6%	$(1,188)	(0.5)%	$5,414	1.0%	$(11,350)	(2.6)%
(1)As a percentage of Shack sales.
(2)The Company elected to reclassify certain marketing expenses for prior periods to conform with the presentation for the thirteen and twenty-six weeks ended June 28, 2023. These reclassifications had no effect on previously reported Net Loss. For the thirteen and twenty-six weeks ended June 29, 2022, the Company reclassified $412 and $478, respectively, from Other operating expenses to General and administrative expenses in the accompanying Condensed Consolidated Financial Statements.
Shack Sales
Shack sales represent the aggregate sales of food, beverages and Shake Shack branded merchandise at our domestic Company-operated Shacks and gift card breakage income. Shack sales in any period are directly influenced by the number of operating weeks in such period and the total number of open Shacks.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 28 2023	June 29 2022	June 28 2023	June 29 2022
Shack sales	$261,810	$223,054	$506,064	$419,845
Percentage of Total revenue	96.3%	96.7%	96.4%	96.7%
Dollar change compared to prior year	$38,756		$86,219
Percentage change compared to prior year	17.4%		20.5%
28 | Shake Shack Inc. Form 10-Q

Shack sales for the thirteen weeks ended June 28, 2023 increased 17.4% to $261.8 million versus the same period last year. Shack sales for the twenty-six weeks ended June 28, 2023 increased 20.5% to $506.1 million versus the same period last year. The increases in Shack sales for the thirteen and twenty-six weeks ended June 28, 2023 were primarily due to the opening of 40 new domestic Company-operated Shacks between June 29, 2022 and June 28, 2023, which contributed $31.2 million and $53.0 million, respectively, as well as increased menu prices, which contributed $17.2 million and $35.0 million, respectively, partially offset by a decline in items per check.
Licensing Revenue
Licensing revenue is comprised of license fees, opening fees for certain licensed Shacks and territory fees. License fees are calculated as a percentage of sales and territory fees are payments for the exclusive right to develop Shacks in a specific geographic area.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 28 2023	June 29 2022	June 28 2023	June 29 2022
Licensing revenue	$9,995	$7,698	$19,019	$14,298
Percentage of Total revenue	3.7%	3.3%	3.6%	3.3%
Dollar change compared to prior year	$2,297		$4,721
Percentage change compared to prior year	29.8%		33.0%
Licensing revenue for the thirteen weeks ended June 28, 2023 increased 29.8% to $10.0 million versus the same period last year. Licensing revenue for the twenty-six weeks ended June 28, 2023 increased 33.0% to $19.0 million versus the same period last year. The increases in Licensing revenue for the thirteen and twenty-six weeks ended June 28, 2023 were primarily due to the opening of 36 net new licensed Shacks between June 29, 2022 and June 28, 2023, which contributed $1.7 million and $2.9 million, respectively, as well as higher sales at existing licensed Shacks, particularly domestic airports.
Food and Paper Costs
Food and paper costs include the direct costs associated with food, beverage and packaging of our menu items. The components of Food and paper costs are variable by nature, change with sales volume, are impacted by menu mix, channel mix and fluctuations in commodity costs, as well as geographic scale and proximity.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 28 2023	June 29 2022	June 28 2023	June 29 2022
Food and paper costs	$75,800	$65,987	$147,572	$125,871
Percentage of Shack sales	29.0%	29.6%	29.2%	30.0%
Dollar change compared to prior year	$9,813		$21,701
Percentage change compared to prior year	14.9%		17.2%
Food and paper costs for the thirteen weeks ended June 28, 2023 increased 14.9% to $75.8 million versus the same period last year. Food and paper costs for the twenty-six weeks ended June 28, 2023 increased 17.2% to $147.6 million versus the same period last year. The increases for the thirteen and twenty-six weeks ended June 28, 2023 were primarily due to the opening of 40 new domestic Company-operated Shacks between June 29, 2022 and June 28, 2023 as well as increased commodity costs.
As a percentage of Shack sales, the decreases in Food and paper costs for the thirteen and twenty-six weeks ended June 28, 2023 were primarily driven by menu price increases partially offset by increased commodity costs mentioned above.
Shake Shack Inc. Form 10-Q | 29

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 28 2023	June 29 2022	June 28 2023	June 29 2022
Labor and related expenses	$75,158	$65,851	$149,422	$126,316
Percentage of Shack sales	28.7%	29.5%	29.5%	30.1%
Dollar change compared to prior year	$9,307		$23,106
Percentage change compared to prior year	14.1%		18.3%
Labor and related expenses for the thirteen weeks ended June 28, 2023 increased 14.1% to $75.2 million versus the same period last year. Labor and related expenses for the twenty-six weeks ended June 28, 2023 increased 18.3% to $149.4 million versus the same period last year. The increases for the thirteen and twenty-six weeks ended June 28, 2023 were primarily due to the opening of 40 new domestic Company-operated Shacks between June 29, 2022 and June 28, 2023.
As a percentage of Shack sales, the decreases in Labor and related expenses for the thirteen and twenty-six weeks ended June 28, 2023 were primarily due to labor efficiencies and sales leverage partially offset by increased wages.
Other Operating Expenses
Other operating expenses consist of delivery commissions, Shack-level marketing expenses, repairs and maintenance, utilities and other operating expenses incidental to operating our domestic Company-operated Shacks, such as non-perishable supplies, credit card fees and property insurance.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 28 2023	June 29 2022	June 28 2023	June 29 2022
Other operating expenses	$36,109	$32,151	$71,045	$62,322
Percentage of Shack sales	13.8%	14.4%	14.0%	14.8%
Dollar change compared to prior year	$3,958		$8,723
Percentage change compared to prior year	12.3%		14.0%
Other operating expenses for the thirteen weeks ended June 28, 2023 increased 12.3% to $36.1 million versus the same period last year. Other operating expenses for the twenty-six weeks ended June 28, 2023 increased 14.0% to $71.0 million versus the same period last year. The increases for the thirteen and twenty-six weeks ended June 28, 2023 were primarily due to higher facilities costs, mainly utilities.
As a percentage of Shack sales, the decrease in Other operating expenses for the thirteen weeks ended June 28, 2023 was primarily driven by lower delivery commissions as a result of a shift in channel mix and lower glove costs, partially offset by higher utility costs. As a percentage of Shack sales, the decrease in Other operating expenses for the twenty-six weeks ended June 28, 2023 was primarily driven by lower delivery commissions as a result of a shift in channel mix, sales leverage, and lower marketing spend, partially offset by higher utility costs.
30 | Shake Shack Inc. Form 10-Q

Occupancy and Related Expenses
Occupancy and related expenses consist of Shack-level occupancy expenses (including rent, common area expenses and certain local taxes), and exclude occupancy expenses associated with unopened Shacks, which are recorded separately in Pre-opening costs.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 28 2023	June 29 2022	June 28 2023	June 29 2022
Occupancy and related expenses	$19,801	$16,657	$38,384	$32,933
Percentage of Shack sales	7.6%	7.5%	7.6%	7.8%
Dollar change compared to prior year	$3,144		$5,451
Percentage change compared to prior year	18.9%		16.6%
Occupancy and related expenses for the thirteen weeks ended June 28, 2023 increased 18.9% to $19.8 million versus the same period last year. Occupancy and related expenses for the twenty-six weeks ended June 28, 2023 increased 16.6% to $38.4 million versus the same period last year. The increases for the thirteen and twenty-six weeks ended June 28, 2023 were primarily due to the opening of 40 new domestic Company-operated Shacks between June 29, 2022 and June 28, 2023.
As a percentage of Shack sales, the increase in Occupancy and related expenses for the thirteen weeks ended June 28, 2023 was primarily due to an increase in common area maintenance charges, partially offset by sales leverage. As a percentage of Shack sales, the decrease in Occupancy and related expenses for the twenty-six weeks ended June 28, 2023 was primarily due to sales leverage.
General and Administrative Expenses
General and administrative expenses consist of costs associated with corporate and administrative functions that support Shack development and operations, as well as equity-based compensation expense.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 28 2023	June 29 2022	June 28 2023	June 29 2022
General and administrative expenses	$31,476	$29,487	$62,787	$60,873
Percentage of Total revenue	11.6%	12.8%	12.0%	14.0%
Dollar change compared to prior year	$1,989		$1,914
Percentage change compared to prior year	6.7%		3.1%
General and administrative expenses for the thirteen weeks ended June 28, 2023 increased 6.7% to $31.5 million versus the same period last year. General and administrative expenses for the twenty-six weeks ended June 28, 2023 increased 3.1% to $62.8 million versus the same period last year. The increase in General and administrative expenses for the thirteen weeks ended June 28, 2023 was primarily due to professional fees related to a non-recurring matter of $1.7 million, an increase in wages and other team costs as well as investments in marketing and technology initiatives, partially offset by the absence of expenses related to the Company's retreat in the prior year period. The increase in General and administrative expenses for the twenty-six weeks ended June 28, 2023 was primarily due to an increase in wages and other team costs, professional fees related to a non-recurring matter of $2.3 million as well as investments in marketing and technology initiatives, partially offset by the absence of accruals related to legal matters in the prior year period.
As a percentage of Total revenue, the decreases in General and administrative expenses for the thirteen and twenty-six weeks ended June 28, 2023 were primarily due to sales leverage partially offset by the aforementioned items.
Shake Shack Inc. Form 10-Q | 31

Depreciation and Amortization Expense
Depreciation and amortization expense primarily consists of the depreciation of fixed assets, including leasehold improvements and equipment.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 28 2023	June 29 2022	June 28 2023	June 29 2022
Depreciation and amortization expense	$22,252	$18,087	$43,574	$34,942
Percentage of Total revenue	8.2%	7.8%	8.3%	8.0%
Dollar change compared to prior year	$4,165		$8,632
Percentage change compared to prior year	23.0%		24.7%
Depreciation and amortization expense for the thirteen weeks ended June 28, 2023 increased 23.0% to $22.3 million versus the same period last year. Depreciation and amortization expense for the twenty-six weeks ended June 28, 2023 increased 24.7% to $43.6 million versus the same period last year. The increases in Depreciation and amortization expense for the thirteen and twenty-six weeks ended June 28, 2023 were predominantly due to incremental depreciation of capital expenditures related to the opening of 40 new domestic Company-operated Shacks and technology projects placed into service between June 29, 2022 and June 28, 2023.
As a percentage of Total revenue, the increases in Depreciation and amortization expense for the thirteen and twenty-six weeks ended June 28, 2023 were primarily due to new Shack openings as well as additional depreciation related to technology projects placed into service between June 29, 2022 and June 28, 2023.
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 28 2023	June 29 2022	June 28 2023	June 29 2022
Pre-opening costs	$5,577	$2,823	$9,134	$5,535
Percentage of Total revenue	2.1%	1.2%	1.7%	1.3%
Dollar change compared to prior year	$2,754		$3,599
Percentage change compared to prior year	97.6%		65.0%
Pre-opening costs for the thirteen weeks ended June 28, 2023 increased 97.6% to $5.6 million versus the same period last year. Pre-opening costs for the twenty-six weeks ended June 28, 2023 increased 65.0% to $9.1 million versus the same period last year. The increases in Pre-opening costs for the thirteen and twenty-six weeks ended June 28, 2023 were primarily due to more Shack openings compared to the prior year periods, as well as increased wages for our Shack teams and increased occupancy expense related to the timing of Shack openings throughout the year, compared to the prior-year periods.
Impairment and Loss on Disposal of Assets
Impairment and loss on disposal of assets consist of impairment charges related to our long-lived assets, which includes property and equipment, as well as operating and finance lease assets. Additionally, Impairment and loss on disposal of assets includes
32 | Shake Shack Inc. Form 10-Q

the net book value of assets that have been retired which primarily consists of furniture, equipment and fixtures that were replaced in the normal course of business.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 28 2023	June 29 2022	June 28 2023	June 29 2022
Impairment and loss on disposal of assets	$884	$528	$1,606	$1,105
Percentage of Total revenue	0.3%	0.2%	0.3%	0.3%
Dollar change compared to prior year	$356		$501
Percentage change compared to prior year	67.4%		45.3%
Impairment and loss on disposal of assets for the thirteen weeks ended June 28, 2023 increased 67.4% to $0.9 million versus the same period last year. Impairment and loss on disposal of assets for the twenty-six weeks ended June 28, 2023 increased 45.3% to $1.6 million versus the same period last year. The increases in Impairment and loss on disposal of assets for the thirteen and twenty-six weeks ended June 28, 2023 were primarily due to the number of Shacks maturing in our base.
Other Income, Net
Other income, net consists primarily of interest income, adjustments to liabilities under our tax receivable agreement, dividend income and net unrealized and realized gains and losses from marketable securities.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 28 2023	June 29 2022	June 28 2023	June 29 2022
Other income, net	$3,227	$538	$6,064	$249
Percentage of Total revenue	1.2%	0.2%	1.2%	0.1%
Dollar change compared to prior year	$2,689		$5,815
Percentage change compared to prior year	499.8%		2,335.3%
Other income, net for the thirteen weeks ended June 28, 2023 increased to $3.2 million. Other income, net for the twenty-six weeks ended June 28, 2023 increased to $6.1 million. The increases in Other income, net for the thirteen and twenty-six weeks ended June 28, 2023 were primarily due to an increase in income from cash equivalents of $2.8 million and $5.0 million, respectively, which related to an increase in interest rates.
Interest Expense
Interest expense generally consists of interest on the current portion of our liabilities under the Tax Receivable Agreement, imputed interest related to our financing equipment leases, amortization of deferred financing costs, interest and fees on our Revolving Credit Facility and amortization of debt issuance costs.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 28 2023	June 29 2022	June 28 2023	June 29 2022
Interest expense	$(405)	$(315)	$(808)	$(670)
Percentage of Total revenue	(0.1)%	(0.1)%	(0.2)%	(0.2)%
Dollar change compared to prior year	$(90)		$(138)
Percentage change compared to prior year	28.6%		20.6%
Interest expense for the thirteen weeks ended June 28, 2023 increased 28.6% to $0.4 million versus the same period last year. Interest expense for the twenty-six weeks ended June 28, 2023 increased 20.6% to $0.8 million versus the same period last year. The increases in Interest expense for the thirteen and twenty-six weeks ended June 28, 2023 were primarily due to an increase in various sales tax audit assessment charges.
Shake Shack Inc. Form 10-Q | 33

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 28 2023	June 29 2022	June 28 2023	June 29 2022
Income tax expense (benefit)	$347	$707	$1,214	$(3,590)
Percentage of Total revenue	0.1%	0.3%	0.2%	(0.8)%
Dollar change compared to prior year	$(360)		$4,804
Percentage change compared to prior year	(50.9)%		(133.8)%
Our effective income tax rates for the thirteen weeks ended June 28, 2023 and June 29, 2022 were 4.6% and (118.6)%, respectively. The increase was primarily driven by the change in pre-tax income, and the impact of permanent differences and discrete expense on pre-tax income compared to pre-tax loss in the same period last year. The Company's ownership interest in SSE Holdings is directly related to its share of the taxable income (loss) of SSE Holdings. Our weighted average ownership interest in SSE Holdings was 93.3% and 93.1% for the thirteen weeks ended June 28, 2023 and June 29, 2022, respectively.
Our effective income tax rates for the twenty-six weeks ended June 28, 2023 and June 29, 2022 were 17.8% and 22.2%, respectively. The decrease was primarily driven by the change in pre-tax income and the effect of permanent differences, primarily tax credits, on pre-tax income for the period compared to pre-tax loss in the same period last year, as well as a decrease in expense due to tax benefits related to certain windfalls in equity based compensation. The decrease was partially offset by an increase in the Company's ownership interest in SSE Holdings which increased its share of the taxable income (loss) of SSE Holdings. Our weighted average ownership interest in SSE Holdings was 93.3% and 93.1% for the twenty-six weeks ended June 28, 2023 and June 29, 2022, respectively.
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 28 2023	June 29 2022	June 28 2023	June 29 2022
Net income (loss) attributable to non-controlling interests	$275	$(115)	$187	$(1,235)
Percentage of Total revenue	0.1%	—%	—%	(0.3)%
Net income (loss) attributable to non-controlling interests for the thirteen weeks ended June 28, 2023 improved to income of $0.3 million from a loss of $0.1 million in the same period last year. Net income (loss) attributable to non-controlling interests for the twenty-six weeks ended June 28, 2023 improved to income of $0.2 million from a loss of $1.2 million in the same period last year. The improvements in Net income (loss) attributable to non-controlling interests for the thirteen and twenty-six weeks ended June 28, 2023 were primarily due to an increase in net results compared to the same periods last year, partially offset by a decrease in the non-controlling interest holders' weighted average ownership, which was 6.7% for the thirteen and twenty-six weeks ended June 28, 2023 and 6.9% for the thirteen and twenty-six weeks ended June 29, 2022.
34 | Shake Shack Inc. Form 10-Q

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
Shack-Level Operating Profit
Shack-level operating profit, also referred to as restaurant profit, is defined as Shack sales less Shack-level operating expenses including Food and paper costs, Labor and related expenses, Other operating expenses and Occupancy and related expenses.
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
Shake Shack Inc. Form 10-Q | 35

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 28 2023	June 29 2022	June 28 2023	June 29 2022
Income (loss) from operations	$4,748	$(819)	$1,559	$(15,754)
Less:
Licensing revenue	9,995	7,698	19,019	14,298
Add:
General and administrative expenses(1)	31,476	29,487	62,787	60,873
Depreciation and amortization expense	22,252	18,087	43,574	34,942
Pre-opening costs	5,577	2,823	9,134	5,535
Impairment and loss on disposal of assets	884	528	1,606	1,105
Shack-level operating profit	$54,942	$42,408	$99,641	$72,403

Total revenue	$271,805	$230,752	$525,083	$434,143
Less: Licensing revenue	9,995	7,698	19,019	14,298
Shack sales	$261,810	$223,054	$506,064	$419,845

Shack-level operating profit margin(2,3)	21.0%	19.0%	19.7%	17.2%
(1)The Company has elected to reclassify certain marketing expenses from Other operating expenses to General and administrative expenses in the accompanying Condensed Consolidated Financial Statements for prior periods to be comparable with the classification for the thirteen and twenty-six weeks ended June 28, 2023.
(2)For the twenty-six weeks ended June 29, 2022, Shack-level operating profit margin includes a $1,281 cumulative catch-up adjustment for gift card breakage income, recognized in Shack sales.
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
In the first quarter of 2023, the Company revised its definition of Adjusted EBITDA to exclude deferred lease costs and executive transition costs as adjustments to the measure. The Company believes excluding both of these items improves the usefulness of Adjusted EBITDA as these items are characteristic of the Company’s ongoing operations and such presentation is consistent with other companies in the restaurant industry. Previously reported periods have been revised to conform to the current period presentation.
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
36 | Shake Shack Inc. Form 10-Q

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 28 2023	June 29 2022	June 28 2023	June 29 2022
Net income (loss)	$7,223	$(1,303)	$5,601	$(12,585)
Depreciation and amortization expense	22,252	18,087	43,574	34,942
Interest expense, net	278	315	681	670
Income tax expense (benefit)	347	707	1,214	(3,590)
EBITDA	30,100	17,806	51,070	19,437

Equity-based compensation	3,932	3,452	7,734	6,640
Amortization of cloud-based software implementation costs	441	351	880	683
Impairment and loss on disposal of assets	884	528	1,606	1,105
Legal settlements	—	750	1,004	6,750
Gift card breakage cumulative catch-up adjustment	—	—	—	(1,281)
Other(1)	1,693	—	2,321	—
Adjusted EBITDA	$37,050	$22,887	$64,615	$33,334

Adjusted EBITDA margin(2)	13.6%	9.9%	12.3%	7.7%
(1)Related to professional fees for a non-recurring matter.
(2)Calculated as a percentage of Total revenue, which was $271.8 million and $525.1 million for the thirteen and twenty-six weeks ended June 28, 2023, respectively, and $230.8 million and $434.1 million for the thirteen and twenty-six weeks ended June 29, 2022, respectively.
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
In the first quarter of 2023, the Company revised its definition of Adjusted Pro Forma Net Income to exclude executive transition costs as an adjustment to the measure. Previously reported periods have been revised to conform to the current period presentation. See "EBITDA and Adjusted EBITDA" above for additional information.
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
Shake Shack Inc. Form 10-Q | 37

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
38 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands, except per share amounts)	June 28 2023	June 29 2022	June 28 2023	June 29 2022
Numerator:
Net income (loss) attributable to Shake Shack Inc.	$6,948	$(1,188)	$5,414	$(11,350)
Adjustments:
Reallocation of Net income (loss) attributable to non-controlling interests from the assumed exchange of LLC Interests(1)	275	(115)	187	(1,235)
Legal settlements	—	750	1,004	6,750
Gift card breakage cumulative catch-up adjustment	—	—	—	(1,281)
Other(2)	1,693	—	2,321	—
Tax impact of above adjustments(3)	(1,036)	684	(1,336)	(911)
Adjusted pro forma net income (loss)	$7,880	$131	$7,590	$(8,027)

Denominator:
Weighted average shares of Class A common stock outstanding—diluted	43,886	39,227	43,837	39,195
Adjustments:
Assumed exchange of LLC Interests for shares of Class A common stock(1)	—	2,906	—	2,913
Dilutive effect of equity awards	—	104	—	—
Dilutive effect of convertible notes	—	1,467	—	—
Adjusted pro forma fully exchanged weighted average shares of Class A common stock outstanding—diluted	43,886	43,704	43,837	42,108

Adjusted pro forma earnings (loss) per fully exchanged share—diluted	$0.18	$—	$0.17	$(0.19)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28 2023	June 29 2022	June 28 2023	June 29 2022
Earnings (loss) per share of Class A common stock—diluted	$0.16	$(0.03)	$0.13	$(0.29)
Assumed exchange of LLC Interests for shares of Class A common stock(1)	—	—	—	(0.01)
Non-GAAP adjustments(4)	0.02	0.03	0.04	0.11
Adjusted pro forma earnings (loss) per fully exchanged share—diluted	$0.18	$—	$0.17	$(0.19)
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
(3)Represents the tax effect of the aforementioned adjustments and pro forma adjustments to reflect corporate income taxes at assumed effective tax rates of 14.9% and 25.1% for the thirteen and twenty-six weeks ended June 28, 2023, respectively, and 14.9% and 25.0% for the thirteen and twenty-six weeks ended June 29, 2022, respectively. Amounts include provisions for U.S. federal income taxes, certain LLC entity-level taxes and foreign withholding taxes, assuming the highest statutory rates apportioned to each applicable state, local and foreign jurisdiction.
(4)Represents the per share impact of non-GAAP adjustments for each period. Refer to the reconciliation of Adjusted Pro Forma Net Income (Loss) above, for additional information.
Shake Shack Inc. Form 10-Q | 39

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, and availability under our Revolving Credit Facility. As of June 28, 2023, we maintained a Cash and cash equivalents balance of $203.7 million. In March 2021, we issued 0% Convertible Senior Notes (“Convertible Notes”), and received $243.8 million of proceeds, net of discounts. Refer to Note 6, Debt, in the accompanying Condensed Consolidated Financial Statements, for additional information.
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
In addition, we are obligated to make payments to certain members of SSE Holdings under the Tax Receivable Agreement. As of June 28, 2023, such obligations totaled $235.4 million. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related payments under the Tax Receivable Agreement. Although the amount of any payments that must be made under the Tax Receivable Agreement may be significant, the timing of these payments will vary and will generally be limited to one payment per member per year. The amount of such payments are also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us or to SSE Holdings, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
We believe our existing cash and cash equivalents balances and cash from operations will be sufficient to fund our operating and finance lease obligations, capital expenditures, Tax Receivable Agreement obligations and working capital needs for at least the next 12 months and the foreseeable future.
Summary of Cash Flows
The following table presents a summary of our cash flows from operating, investing and financing activities.

	Twenty-Six Weeks Ended
(in thousands)	June 28 2023	June 29 2022
Net cash provided by operating activities	$62,191	$35,164
Net cash used in investing activities	(85,415)	(55,454)
Net cash used in financing activities	(3,596)	(3,782)
Net decrease in Cash and cash equivalents	(26,824)	(24,074)
Cash and cash equivalents at beginning of period	230,521	302,406
Cash and cash equivalents at end of period	$203,697	$278,332
Operating Activities
For the twenty-six weeks ended June 28, 2023, net cash provided by operating activities was $62.2 million compared to $35.2 million for the twenty-six weeks ended June 29, 2022, an increase of $27.0 million. The increase was primarily driven by a $27.0 million improvement in net results after excluding non-cash charges, as working capital remained flat period-over-period.
40 | Shake Shack Inc. Form 10-Q

Investing Activities
For the twenty-six weeks ended June 28, 2023, net cash used in investing activities was $85.4 million compared to $55.5 million for the twenty-six weeks ended June 29, 2022, an increase of $29.9 million. This increase was primarily due to a net increase in marketable securities activity as a result of the purchase of held-to-maturity debt securities of $91.4 million partially offset by the sale of equity securities of $81.5 million, and an increase of $19.4 million in capital expenditures to support our real estate development.
Financing Activities
For the twenty-six weeks ended June 28, 2023, net cash used in financing activities was $3.6 million compared to $3.8 million for the twenty-six weeks ended June 29, 2022, a decrease of $0.2 million. This decrease was primarily due to a decrease in distributions paid to non-controlling interest holders and an increase of proceeds from stock option exercises, partially offset by an increase in withholding taxes related to the vesting of equity awards.
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
Under the Revolving Credit Facility, outstanding borrowings bear interest at either: (i) LIBOR, or the Secured Overnight Financing Rate upon the discontinuance or unavailability of LIBOR, plus a percentage ranging from 1.0% to 2.5% or (ii) the base rate plus a percentage ranging from 0.0% to 1.5%, in each case depending on our net lease adjusted leverage ratio. As of June 28, 2023, no amounts were outstanding under the Revolving Credit Facility.
The obligations under the Revolving Credit Facility are secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' direct and indirect subsidiaries, with certain exceptions.
The Revolving Credit Facility requires us to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios, as well as other customary affirmative and negative covenants. As of June 28, 2023, we were in compliance with all covenants.
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
Shake Shack Inc. Form 10-Q | 41

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 28, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
42 | Shake Shack Inc. Form 10-Q

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 5. Other Information.
Pursuant to Item 408(a) of Regulation S-K, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” during the thirteen weeks ended June 28, 2023 as follows:

Name	Position	Action	Adoption Date	Expiration Date	Aggregate Numbers of Class A Common Stock to be Purchased/Sold
Jeff Flug	Director	Adoption	5/18/2023	8/16/2024	5,960 shares to be sold
Other than as disclosed above, no other officer or director adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Shake Shack Inc. Form 10-Q | 43

Item 6. Exhibits.

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Shake Shack Inc., effective February 4, 2015	8-K	3.1	2/10/2015
3.2	Second Amended and Restated Bylaws of Shack Shake Inc., dated October 1, 2019	8-K	3.1	10/4/2019
4.1	Form of Class A Common Stock Certificate	S-1/A	4.1	1/28/2015
10.1	Cooperation Agreement, dated May 15, 2023, by and among Engaged Capital Flagship Master Fund, LP, Engaged Capital Co-Invest XV, LP, Engaged Capital Co-Invest XV-A, LP, Engaged Capital Flagship Fund, LP, Engaged Capital Flagship Fund, Ltd., Engaged Capital, LLC, Engaged Capital Holdings, LLC, Glenn W. Welling and Shake Shack Inc.	8-K	10.1	5/16/2023
10.2	Amendment No. 4 to Stockholders Agreement, dated and effective as of May 15, 2023, by and among Shake Shack Inc., SSE Holdings, LLC, the Meyer Stockholders and the LGP Stockholders.	8-K	10.2	5/16/2023
10.3	Amendment No. 5 to Stockholders Agreement, dated and effective as of May 15, 2023, by and among Shake Shack Inc., SSE Holdings, LLC and the Meyer Stockholders.	8-K	10.3	5/16/2023
10.4	Letter Agreement by and between Jeffrey D. Lawrence and Shake Shack Inc., dated May 15, 2023	8-K	10.4	5/16/2023
10.5	Letter Agreement by and between Charles J. Chapman III and Shake Shack Inc., executed July 1, 2023	8-K	10.1	7/10/2023
10.6	Separation Agreement by and between Zachary Koff and Shake Shack Enterprises, LLC., executed August 2, 2023	8-K	10.1	8/3/2023
10.7
Fourth Amendment to Credit Agreement, dated as of June 29, 2023, by and among SSE Holdings, LLC, the Guarantors party hereto, the Lenders party hereto, and JPMorgan Chase Bank, National Association, as Administrative agent
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

44 | Shake Shack Inc. Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shake Shack Inc.
(Registrant)

Date: August 4, 2023	By:	/s/ Randy Garutti
Randy Garutti
Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: August 4, 2023	By:	/s/ Katherine I. Fogertey
Katherine I. Fogertey
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Shake Shack Inc. Form 10-Q | 45