Form 10-Q
period 2023-09-27
Shake Shack Inc.
filed 2023-11-03
CIK 1620533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of October 25, 2023, there were 39,467,861 shares of Class A common stock outstanding and 2,834,513 shares of Class B common stock outstanding.

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
Shake Shack Inc. Form 10-Q | 1

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
2 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	September 27 2023	December 28 2022
ASSETS
Current assets:
Cash and cash equivalents	$190,020	$230,521
Marketable securities	94,957	80,707
Accounts receivable, net	13,889	13,877
Inventories	4,608	4,184
Prepaid expenses and other current assets	19,762	14,699
Total current assets	323,236	343,988
Property and equipment, net of accumulated depreciation of $353,303 and $290,362, respectively	525,557	467,031
Operating lease assets	397,870	367,488
Deferred income taxes, net	302,156	300,538
Other assets	16,037	15,817
TOTAL ASSETS	$1,564,856	$1,494,862
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,251	$20,407
Accrued expenses	47,630	47,945
Accrued wages and related liabilities	18,164	17,576
Operating lease liabilities, current	47,610	42,238
Other current liabilities	17,522	19,552
Total current liabilities	152,177	147,718
Long-term debt	245,375	244,589
Long-term operating lease liabilities	463,370	427,227
Liabilities under tax receivable agreement, net of current portion	235,614	234,893
Other long-term liabilities	26,322	20,687
Total liabilities	1,122,858	1,075,114
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of September 27, 2023 and December 28, 2022.	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 39,466,268 and 39,284,998 shares issued and outstanding as of September 27, 2023 and December 28, 2022, respectively.	39	39
Class B common stock, $0.001 par value—35,000,000 shares authorized; 2,834,513 and 2,869,513 shares issued and outstanding as of September 27, 2023 and December 28, 2022, respectively.	3	3
Additional paid-in capital	423,811	415,611
Accumulated deficit	(7,496)	(20,537)
Accumulated other comprehensive loss	(3)	—
Total stockholders' equity attributable to Shake Shack Inc.	416,354	395,116
Non-controlling interests	25,644	24,632
Total equity	441,998	419,748
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,564,856	$1,494,862
See accompanying Notes to Condensed Consolidated Financial Statements.
Shake Shack Inc. Form 10-Q | 3

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(in thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27 2023	September 28 2022	September 27 2023	September 28 2022
Shack sales	$264,980	$219,501	$771,044	$639,346
Licensing revenue	11,227	8,313	30,246	22,611
TOTAL REVENUE	276,207	227,814	801,290	661,957
Shack-level operating expenses:
Food and paper costs	77,180	67,774	224,752	193,645
Labor and related expenses	76,233	64,638	225,655	190,954
Other operating expenses	37,307	33,680	108,352	96,002
Occupancy and related expenses	20,300	17,337	58,684	50,270
General and administrative expenses	30,939	26,931	93,726	87,804
Depreciation and amortization expense	23,130	18,647	66,704	53,589
Pre-opening costs	4,969	3,041	14,103	8,576
Impairment and loss on disposal of assets	492	592	2,098	1,697
TOTAL EXPENSES	270,550	232,640	794,074	682,537
INCOME (LOSS) FROM OPERATIONS	5,657	(4,826)	7,216	(20,580)
Other income, net	3,441	1,482	9,505	1,731
Interest expense	(433)	(475)	(1,241)	(1,145)
INCOME (LOSS) BEFORE INCOME TAXES	8,665	(3,819)	15,480	(19,994)
Income tax expense (benefit)	529	(1,508)	1,743	(5,098)
NET INCOME (LOSS)	8,136	(2,311)	13,737	(14,896)
Less: Net income (loss) attributable to non-controlling interests	509	(287)	696	(1,522)
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$7,627	$(2,024)	$13,041	$(13,374)
Earnings (loss) per share of Class A common stock:
Basic	$0.19	$(0.05)	$0.33	$(0.34)
Diluted	$0.19	$(0.05)	$0.31	$(0.34)
Weighted average shares of Class A common stock outstanding:
Basic	39,460	39,274	39,402	39,221
Diluted	43,978	39,274	43,884	39,221
See accompanying Notes to Condensed Consolidated Financial Statements.

4 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27 2023	September 28 2022	September 27 2023	September 28 2022
Net income (loss)	$8,136	$(2,311)	$13,737	$(14,896)
Other comprehensive income (loss), net of tax(1):
Change in foreign currency translation adjustment	1	—	(3)	(2)
OTHER COMPREHENSIVE INCOME (LOSS)	1	—	(3)	(2)
COMPREHENSIVE INCOME (LOSS)	8,137	(2,311)	13,734	(14,898)
Less: Comprehensive income (loss) attributable to non-controlling interests	509	(287)	696	(1,522)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$7,628	$(2,024)	$13,038	$(13,376)
(1)Net of tax expense of $0 for the thirteen and thirty-nine weeks ended September 27, 2023 and September 28, 2022.
See accompanying Notes to Condensed Consolidated Financial Statements.
Shake Shack Inc. Form 10-Q | 5

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands, except share amounts)

For the Thirteen Weeks Ended September 27, 2023 and September 28, 2022
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE, JUNE 28, 2023	39,449,246	$39	2,844,513	$3	$421,356	$(15,123)	$(4)	$25,088	$431,359
Net income	—	—	—	—	—	7,627	—	509	8,136
Other comprehensive income (loss):
Net change in foreign currency translation adjustment	—	—	—	—	—	—	1	—	1
Equity-based compensation	—	—	—	—	3,563	—	—	—	3,563
Activity under stock compensation plans	7,022	—	—	—	(469)	—	—	197	(272)
Redemption of LLC Interests	10,000	—	(10,000)	—	71	—	—	(71)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(710)	—	—	—	(710)
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	(79)	(79)
BALANCE, SEPTEMBER 27, 2023	39,466,268	$39	2,834,513	$3	$423,811	$(7,496)	$(3)	$25,644	$441,998

BALANCE, JUNE 29, 2022	39,266,670	$39	2,871,513	$3	$410,520	$(7,796)	$(1)	$24,871	$427,636
Net loss	—	—	—	—	—	(2,024)	—	(287)	(2,311)
Other comprehensive income (loss):
Net change in foreign currency translation adjustment	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	3,570	—	—	—	3,570
Activity under stock compensation plans	11,029	—	—	—	(182)	—	—	245	63
Redemption of LLC Interests	2,000	—	(2,000)	—	7	—	—	(7)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(641)	—	—	—	(641)
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	(65)	(65)
BALANCE, SEPTEMBER 28, 2022	39,279,699	$39	2,869,513	$3	$413,274	$(9,820)	$(1)	$24,757	$428,252

6 | Shake Shack Inc. Form 10-Q

For the Thirty-Nine Weeks Ended September 27, 2023 and September 28, 2022
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 28, 2022	39,284,998	$39	2,869,513	$3	$415,611	$(20,537)	$—	$24,632	$419,748
Net income	—	—	—	—	—	13,041	—	696	13,737
Other comprehensive income (loss):
Net change in foreign currency translation adjustment	—	—	—	—	—	—	(3)	—	(3)
Equity-based compensation	—	—	—	—	11,438	—	—	—	11,438
Activity under stock compensation plans	146,270	—	—	—	(3,023)	—	—	712	(2,311)
Redemption of LLC Interests	35,000	—	(35,000)	—	265	—	—	(265)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(480)	—	—	—	(480)
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	(131)	(131)
BALANCE, SEPTEMBER 27, 2023	39,466,268	$39	2,834,513	$3	$423,811	$(7,496)	$(3)	$25,644	$441,998

BALANCE, DECEMBER 29, 2021	39,142,397	$39	2,921,587	$3	$405,940	$3,554	$1	$26,063	$435,600
Net loss	—	—	—	—	—	(13,374)	—	(1,522)	(14,896)
Other comprehensive income (loss):
Net change in foreign currency translation adjustment	—	—	—	—	—	—	(2)	—	(2)
Equity-based compensation	—	—	—	—	10,295	—	—	—	10,295
Activity under stock compensation plans	85,228	—	—	—	(2,790)	—	—	918	(1,872)
Redemption of LLC Interests	52,074	—	(52,074)	—	313	—	—	(313)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(484)	—	—	—	(484)
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	(389)	(389)
BALANCE, SEPTEMBER 28, 2022	39,279,699	$39	2,869,513	$3	$413,274	$(9,820)	$(1)	$24,757	$428,252
See accompanying Notes to Condensed Consolidated Financial Statements.

Shake Shack Inc. Form 10-Q | 7

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Thirty-Nine Weeks Ended
	September 27 2023	September 28 2022
OPERATING ACTIVITIES
Net income (loss) (including amounts attributable to non-controlling interests)	$13,737	$(14,896)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization expense	66,704	53,589
Amortization of debt issuance costs	786	786
Amortization of cloud computing asset	1,320	1,080
Non-cash operating lease cost	49,775	43,159
Equity-based compensation	11,220	10,155
Deferred income taxes	7,092	12,215
Non-cash interest expense	94	181
Gain on sale of equity securities	(81)	—
Net amortization of discount on held-to-maturity securities	(939)	—
Impairment and loss on disposal of assets	2,098	1,697
Unrealized loss on equity securities	—	400
Changes in operating assets and liabilities:
Accounts receivable	(12)	1,840
Inventories	(424)	(146)
Prepaid expenses and other current assets	(3,056)	(4,767)
Other assets	(4,750)	(5,966)
Accounts payable	(5,064)	(2,069)
Accrued expenses	(6,424)	(17,783)
Accrued wages and related liabilities	555	3,052
Other current liabilities	(2,757)	4,376
Operating lease liabilities	(41,725)	(32,558)
Other long-term liabilities	2,442	(10)
NET CASH PROVIDED BY OPERATING ACTIVITIES	90,591	54,335
INVESTING ACTIVITIES
Purchases of property and equipment	(113,033)	(94,797)
Purchases of held-to-maturity securities	(94,019)	—
Purchases of equity securities	(690)	(415)
Sales of equity securities	81,478	—
NET CASH USED IN INVESTING ACTIVITIES	(126,264)	(95,212)
FINANCING ACTIVITIES
Payments on principal of finance leases	(2,383)	(2,260)
Distributions paid to non-controlling interest holders	(131)	(389)
Proceeds from stock option exercises	631	334
Employee withholding taxes related to net settled equity awards	(2,942)	(2,214)
NET CASH USED IN FINANCING ACTIVITIES	(4,825)	(4,529)
Effect of exchange rate changes on cash and cash equivalents	(3)	(2)
DECREASE IN CASH AND CASH EQUIVALENTS	(40,501)	(45,408)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	230,521	302,406
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$190,020	$256,998
See accompanying Notes to Condensed Consolidated Financial Statements.
8 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Shake Shack Inc. Form 10-Q | 9

NOTE 1: NATURE OF OPERATIONS

Shake Shack Inc. was formed on September 23, 2014 as a Delaware corporation for the purpose of facilitating an initial public offering and other related transactions in order to carry on the business of SSE Holdings, LLC and its subsidiaries ("SSE Holdings"). Shake Shack Inc. is the sole managing member of SSE Holdings and, as sole managing member, the Company operates and controls all of the business and affairs of SSE Holdings. As a result, the Company consolidates the financial results of SSE Holdings and reports a non-controlling interest representing the economic interest in SSE Holdings held by the other members of SSE Holdings. As of September 27, 2023 the Company owned 93.3% of SSE Holdings. Unless the context otherwise requires, "we," "us," "our," "Shake Shack," the "Company" and other similar references, refer to Shake Shack Inc. and, unless otherwise stated, all of its subsidiaries, including SSE Holdings.
The Company operates and licenses Shake Shack restaurants ("Shacks"), which serve burgers, chicken, hot dogs, crinkle cut fries, shakes, frozen custard, beer, wine and more. As of September 27, 2023, there were 495 Shacks in operation system-wide, of which 280 were domestic Company-operated Shacks, 39 were domestic licensed Shacks and 176 were international licensed Shacks.
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
The Company has elected to reclassify certain marketing expenses for prior periods to conform with the presentation for the thirteen and thirty-nine weeks ended September 27, 2023. These reclassifications had no effect on previously reported Net Loss. For the thirteen and thirty-nine weeks ended September 28, 2022, the Company reclassified $286 and $764, respectively from Other operating expenses to General and administrative expenses in the accompanying Condensed Consolidated Statements of Income (Loss).
SSE Holdings is considered a variable interest entity. Shake Shack Inc. is the primary beneficiary as the Company has the majority economic interest in SSE Holdings and, as the sole managing member, has decision making authority that significantly affects the economic performance of the entity, while the limited partners have no substantive kick-out or participating rights. As a result, the Company consolidates SSE Holdings. The assets and liabilities of SSE Holdings represent substantially all of the Company's consolidated assets and liabilities with the exception of certain deferred taxes and liabilities under the Tax Receivable Agreement. As of September 27, 2023 and December 28, 2022, the net assets of SSE Holdings were $384,222 and $362,571, respectively. The assets of SSE Holdings are subject to certain restrictions in SSE Holdings' revolving credit agreement.
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
The Company sells gift cards which do not have expiration dates. Revenue from gift cards is recognized when gift cards are redeemed by the customer or, in the event a gift card is not expected to be redeemed, in proportion to actual redemptions of gift cards ("gift card breakage"). The gift card breakage rate is determined from historical gift card redemption patterns. Gift card breakage income for the thirteen weeks ended September 27, 2023 and September 28, 2022 was $60 and $47, respectively. Gift card breakage income for the thirty-nine weeks ended September 27, 2023 and September 28, 2022 was $238 and $1,415, respectively. The thirty-nine weeks ended September 28, 2022 included a cumulative catch-up adjustment of $1,281. Gift card breakage income is included in Shack sales in the Condensed Consolidated Statements of Income (Loss).
Licensing revenue includes initial territory fees, Shack opening fees and ongoing sales-based royalty fees from licensed Shacks. Generally, the licenses granted to develop, open and operate each Shack in a specified territory are the predominant good or service transferred to the licensee and represent distinct performance obligations. Ancillary promised services, such as training and assistance during the initial opening of a Shack, are typically combined with the license and considered one performance obligation per Shack. The Company determines the transaction price for each contract, which is comprised of the initial territory fee and an estimate of the total Shack opening fees the Company expects to be entitled to. The calculation of total Shack opening fees included in the transaction price requires judgment, as it is based on an estimated number of Shacks the Company expects the licensee to open. The transaction price is then allocated equally to each Shack expected to open. The performance obligation is satisfied over time, starting when a Shack opens through the end of the license term for the related Shack, therefore revenue is recognized on a straight-line basis over the license term. Generally, payment for the initial territory fee is received upon execution of the license agreement and payment for the Shack opening fees is received either in advance of or upon
Shake Shack Inc. Form 10-Q | 11

opening the related Shack. These payments are initially deferred and recognized in revenue as the performance obligations are satisfied. Revenue from sales-based royalties is recognized as the related sales occur.
Revenue disaggregated by type was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27 2023	September 28 2022	September 27 2023	September 28 2022
Shack sales	$264,980	$219,501	$771,044	$639,346
Licensing revenue:
Sales-based royalties	10,898	8,050	29,388	21,936
Initial territory and opening fees	329	263	858	675
Total revenue	$276,207	$227,814	$801,290	$661,957
The aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of September 27, 2023 was $23,608. The Company expects to recognize this amount as revenue over a long-term period, as the license term for each Shack ranges from 5 to 20 years. This amount excludes any variable consideration related to sales-based royalties.
Contract Balances
Contract liabilities and receivables from contracts with customers were as follows:

	September 27 2023	December 28 2022
Shack sales receivables	$7,531	$8,779
Licensing receivables, net of allowance for doubtful accounts	4,871	3,918
Gift card liability	1,972	2,285
Deferred revenue, current	1,180	969
Deferred revenue, long-term	16,709	14,340
Revenue recognized that was included in the respective liability balances at the beginning of the period was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27 2023	September 28 2022	September 27 2023	September 28 2022
Gift card liability(1)	$83	$82	$560	$1,725
Deferred revenue	311	234	829	638
(1)For the thirty-nine weeks ended September 28, 2022, amount includes the cumulative catch-up adjustment of $1,281 for gift card breakage income.
NOTE 4: FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying values of the Company's Cash and cash equivalents, Accounts receivable, net, Accounts payable and Accrued expenses approximate fair value due to the short-term nature of these financial instruments.
12 | Shake Shack Inc. Form 10-Q

The Company's investments were as follows:

	September 27 2023	December 28 2022
Equity securities	$—	$80,707
Held-to-maturity securities	94,957	—
Total investments	$94,957	$80,707
The Company classified its available-for-sale and held-to-maturity securities as Level 1 measurements within the fair value hierarchy. Refer to Note 6, Debt, for additional information relating to the fair value of the Company's outstanding debt instruments.
The Company's held-to-maturity securities were as follows:

	September 27, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries	$94,957	$256	$—	$95,213
As of September 27, 2023, the contractual maturities of held-to-maturity securities were less than 12 months. Any expected credit losses would not be material to the Condensed Consolidated Statements of Income (Loss).
A summary of other income (expense) from investments was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27 2023	September 28 2022	September 27 2023	September 28 2022
Income from investments	$1,225	$290	$1,846	$502
Realized gain on sale of equity securities	—	—	81	—
Unrealized gain (loss) on equity securities	—	161	—	(400)
Total	$1,225	$451	$1,927	$102
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis include long-lived assets, operating lease right-of-use assets and indefinite-lived intangible assets. The Company performs its impairment analysis at least annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges recognized during the thirteen and thirty-nine weeks ended September 27, 2023 and September 28, 2022.
NOTE 5: SUPPLEMENTAL BALANCE SHEET INFORMATION

The components of Prepaid expenses and other current assets were as follows:

	September 27 2023	December 28 2022
Prepaid expenses	$6,689	$3,815
Tenant allowance receivables	12,128	10,121
Other	945	763
Prepaid expenses and other current assets	$19,762	$14,699
Shake Shack Inc. Form 10-Q | 13

The components of Other current liabilities were as follows:

	September 27 2023	December 28 2022
Sales tax payable	$5,521	$5,363
Gift card liability	1,972	2,285
Current portion of financing equipment lease liabilities	3,235	2,546
Legal reserve	2,620	6,285
Other	4,174	3,073
Other current liabilities	$17,522	$19,552
The components of Other long-term liabilities were as follows:

	September 27 2023	December 28 2022
Deferred licensing revenue	$16,709	$14,340
Long-term portion of financing equipment lease liabilities	8,215	3,909
Other	1,398	2,438
Other long-term liabilities	$26,322	$20,687
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
The Convertible Notes had an initial conversion rate of 5.8679 shares of Class A common stock per one thousand dollar principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $170.42 per share of Class A common stock. The fair value of the Convertible Notes was approximately $181,408 and $162,500, respectively, as of September 27, 2023 and December 28, 2022, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as a Level 2 measurement within the fair value hierarchy.
14 | Shake Shack Inc. Form 10-Q

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Classification	September 27 2023	September 28 2022	September 27 2023	September 28 2022
Amortization expense on Convertible Notes	Interest expense	$262	$262	$786	$786

	September 27 2023	December 28 2022
Convertible Notes	$250,000	$250,000
Discount and debt issuance costs, net of amortization	(4,625)	(5,411)
Long-term debt	$245,375	$244,589
Revolving Credit Facility
The Company maintains a revolving credit facility agreement ("Revolving Credit Facility") which permits borrowings up to $50,000 with the ability to increase available borrowings up to an additional $100,000, subject to satisfaction of certain conditions. The Revolving Credit Facility has a maturity date of March 5, 2026.
During the thirteen weeks ended September 27, 2023, the Company entered into the fourth amendment to the Revolving Credit Facility ("Fourth Amendment"), which, among other things, modifies the benchmark interest rate to either: (i) the base rate plus applicable margin ranging from 0.0% to 1.5% or (ii) the Secured Overnight Financing Rate (“SOFR”) plus applicable margin ranging from 1.0% to 2.5%, in each case depending on the net lease adjusted leverage ratio. As of September 27, 2023 and December 28, 2022, no amounts were outstanding under the Revolving Credit Facility.
The obligations under the Revolving Credit Facility are secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' direct and indirect subsidiaries, with certain exceptions. The Revolving Credit Facility requires the Company to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios, as well as other customary affirmative and negative covenants. As of September 27, 2023, the Company was in compliance with all covenants.
The Revolving Credit Facility also permits the issuance of letters of credit upon our request of up to $15,000. As of September 27, 2023, the Company had outstanding letters of credit of $3,348 in connection with the Revolving Credit Facility. The Company had outstanding letters of credit of $1,863 in connection with the Revolving Credit Facility as of December 28, 2022.

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Classification	September 27 2023	September 28 2022	September 27 2023	September 28 2022
Interest expense on Revolving Credit Facility	Interest expense	$14	$28	$60	$101

	Classification	September 27 2023	December 28 2022
Unamortized deferred financing costs on Revolving Credit Facility	Other assets	$47	$62
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
Shake Shack Inc. Form 10-Q | 15

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
16 | Shake Shack Inc. Form 10-Q

A summary of operating and finance lease assets and lease liabilities were as follows:

	Classification	September 27 2023	December 28 2022
Operating leases	Operating lease assets	$397,870	$367,488
Finance leases	Property and equipment, net	11,155	6,152
Total right-of-use assets		$409,025	$373,640

Operating leases:
	Operating lease liabilities, current	$47,610	$42,238
	Long-term operating lease liabilities	463,370	427,227
Finance leases:
	Other current liabilities	3,235	2,546
	Other long-term liabilities	8,215	3,909
Total lease liabilities		$522,430	$475,920
The components of lease expense were as follows:

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Classification	September 27 2023	September 28 2022	September 27 2023	September 28 2022
Operating lease cost	Occupancy and related expenses Pre-opening costs General and administrative expenses	$17,177	$15,178	$49,775	$43,188
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization expense	936	750	2,376	2,275
Interest on lease liabilities	Interest expense	163	55	305	162
Variable lease cost	Occupancy and related expenses Pre-opening costs General and administrative expenses	4,488	3,887	12,940	10,994
Short-term lease cost	Occupancy and related expenses	206	264	719	395
Total lease cost		$22,970	$20,134	$66,115	$57,014
Shake Shack Inc. Form 10-Q | 17

As of September 27, 2023, future minimum lease payments for operating and finance leases consisted of the following:

	Operating Leases	Finance Leases
2023(1)	$7,463	$1,014
2024	76,359	3,654
2025	80,780	3,010
2026	77,336	2,240
2027	73,003	1,893
Thereafter	342,416	1,106
Total minimum payments	657,357	12,917
Less: imputed interest	158,505	1,467
Total lease liabilities	$498,852	$11,450
(1)Operating leases are net of certain tenant allowance receivables that were reclassified to Other current assets as of September 27, 2023.
As of September 27, 2023 the Company had additional operating lease commitments of $129,245 for non-cancelable leases without a possession date, which commence in 2023 or later. These lease commitments are materially consistent with the leases that have been executed thus far.
A summary of lease terms and discount rates for operating and finance leases were as follows:

	September 27 2023	December 28 2022
Weighted average remaining lease term (years):
Operating leases	8.9	8.9
Finance leases	4.9	5.1
Weighted average discount rate:
Operating leases	6.0%	5.7%
Finance leases	5.4%	4.0%
Supplemental cash flow information related to leases was as follows:

	Thirty-Nine Weeks Ended
	September 27 2023	September 28 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$52,913	$45,398
Operating cash flows from finance leases	305	162
Financing cash flows from finance leases	2,383	2,260
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	60,560	45,927
Finance leases	7,379	1,376
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
18 | Shake Shack Inc. Form 10-Q

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
The following table summarizes the ownership interest in SSE Holdings:

	September 27, 2023		December 28, 2022
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Shake Shack Inc.	39,466,268	93.3%	39,284,998	93.2%
Number of LLC Interests held by non-controlling interest holders	2,834,513	6.7%	2,869,513	6.8%
Total LLC Interests outstanding	42,300,781	100.0%	42,154,511	100.0%
The weighted average ownership percentages for the applicable reporting periods are used to attribute Net income (loss) and Other comprehensive income (loss) to the non-controlling interest holders.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27 2023	September 28 2022	September 27 2023	September 28 2022
Non-controlling interest holders' weighted average ownership percentages	6.7%	6.8%	6.7%	6.9%
The following table summarizes the effects of changes in ownership of SSE Holdings on the Company's equity:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27 2023	September 28 2022	September 27 2023	September 28 2022
Net income (loss) attributable to Shake Shack Inc.	$7,627	$(2,024)	$13,041	$(13,374)
Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation adjustment	1	—	(3)	(2)
Transfers (to) from non-controlling interests:
Increase in additional paid-in capital as a result of the redemption of LLC Interests	71	7	265	313
Decrease in additional paid-in capital as a result of activity under its stock compensation plan and the related income tax effects	(469)	(182)	(3,023)	(2,790)
Total effect of changes in ownership interest on equity (loss) attributable to Shake Shack Inc.	$7,230	$(2,199)	$10,280	$(15,853)
Shake Shack Inc. Form 10-Q | 19

The following table summarizes the LLC Interests activity:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27 2023	September 28 2022	September 27 2023	September 28 2022
LLC Interests activity under the Company's stock compensation plan
Number of LLC Interests received by Shake Shack Inc.	7,022	11,029	146,270	85,228
Redemption and acquisition of LLC Interests
Number of LLC Interests redeemed by non-controlling interest holders	10,000	2,000	35,000	52,074
Number of LLC Interests received by Shake Shack Inc.	10,000	2,000	35,000	52,074
Issuance of Class A common stock
Shares of Class A common stock issued in connection with redemptions of LLC Interests	10,000	2,000	35,000	52,074
Cancellation of Class B common stock
Shares of Class B common stock surrendered and canceled	10,000	2,000	35,000	52,074
NOTE 9: EQUITY-BASED COMPENSATION

A summary of equity-based compensation expense by award type was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27 2023	September 28 2022	September 27 2023	September 28 2022
Performance stock units	$391	$1,053	$2,450	$3,476
Restricted stock units	3,095	2,462	8,770	6,679
Equity-based compensation expense	$3,486	$3,515	$11,220	$10,155

Total income tax benefit recognized related to equity-based compensation	$105	$107	$305	$224
Equity-based compensation expense recognized was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27 2023	September 28 2022	September 27 2023	September 28 2022
General and administrative expenses	$3,163	$3,245	$10,254	$9,390
Labor and related expenses	323	270	966	765
Equity-based compensation expense	$3,486	$3,515	$11,220	$10,155
20 | Shake Shack Inc. Form 10-Q

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
The effective income tax rates for the thirteen weeks ended September 27, 2023 and September 28, 2022 were 6.1% and 39.5%, respectively. The decrease was primarily driven by the change in pre-tax income and the impact of permanent differences and discrete expense on pre-tax income for the period compared to pre-tax loss for the same period last year. The Company's ownership interest in SSE Holdings is directly related to its share of the taxable income (loss) of SSE Holdings. The weighted-average ownership interest in SSE Holdings was 93.3% and 93.2% for the thirteen weeks ended September 27, 2023 and September 28, 2022, respectively.
The effective income tax rates for the thirty-nine weeks ended September 27, 2023 and September 28, 2022 were 11.3% and 25.5%, respectively. The decrease was primarily driven by the change in pre-tax income and the effect of permanent differences, primarily tax credits, on pre-tax income for the period compared to pre-tax loss for the same period last year, as well as a decrease in expense due to tax benefits related to certain windfalls in equity-based compensation. The decrease was partially offset by an increase in the Company's ownership interest in SSE Holdings which increased its share of the taxable income (loss) of SSE Holdings. The Company's weighted-average ownership interest in SSE Holdings was 93.3% and 93.1% for the thirty-nine weeks ended September 27, 2023 and September 28, 2022, respectively.
Deferred Tax Assets and Liabilities
During the thirty-nine weeks ended September 27, 2023, the Company acquired an aggregate of 181,270 LLC Interests in connection with the redemption of LLC Interests and activity relating to its stock compensation plan. The Company recognized a deferred tax asset in the amount of $48 associated with the basis difference in its investment in SSE Holdings upon acquisition of these LLC Interests. As of September 27, 2023, the total deferred tax asset related to the basis difference in the Company's investment in SSE Holdings was $83,023.
During the thirty-nine weeks ended September 27, 2023, the Company also recognized $200 of deferred tax assets related to additional tax basis increases generated from expected future payments under the Tax Receivable Agreement and related deductions for imputed interest on such payments. Refer to "Tax Receivable Agreement," herein for additional information.
The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of September 27, 2023, the Company concluded, based on the weight of all available positive and negative evidence, that all of its deferred tax assets (except for those deferred tax assets relating to certain state tax credits and net operating losses and certain foreign tax credits) are more likely than not to be realized. As such, no additional valuation allowance was recognized.
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
Shake Shack Inc. Form 10-Q | 21

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
During the thirty-nine weeks ended September 27, 2023, the Company acquired an aggregate of 35,000 LLC Interests in connection with the redemption of LLC Interests, which resulted in an increase in the tax basis of its investment in SSE Holdings subject to the provisions of the Tax Receivable Agreement. The Company recognized an additional liability in the amount of $721 for the TRA Payments due to the redeeming members, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the redemption of LLC Interests, after concluding it was probable that such TRA Payments would be paid based on estimates of future taxable income. During the thirty-nine weeks ended September 27, 2023 and September 28, 2022, inclusive of interest, no payments were made to the parties to the Tax Receivable Agreement. As of September 27, 2023, the total amount of TRA Payments due under the Tax Receivable Agreement, was $235,614. Refer to Note 13, Commitments and Contingencies, for additional information relating to the liabilities under the Tax Receivable Agreement.
NOTE 11: EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share of Class A common stock is computed by dividing Net income (loss) attributable to Shake Shack Inc. by the weighted average number of shares of Class A common stock outstanding during the period. Diluted earnings (loss) per share of Class A common stock is computed by dividing Net income (loss) attributable to Shake Shack Inc. by the weighted average number of shares of Class A common stock outstanding, adjusted to give effect to potentially dilutive securities.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A common stock (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27 2023	September 28 2022	September 27 2023	September 28 2022
Numerator:
Net income (loss) attributable to Shake Shack Inc.—basic	$7,627	$(2,024)	$13,041	$(13,374)
Reallocation of net income attributable to non-controlling interests from the assumed conversion of Class B shares	509	—	696	—
Net income (loss) attributable to Shake Shack Inc.—diluted	$8,136	$(2,024)	$13,737	$(13,374)
Denominator:
Weighted average shares of Class A common stock outstanding—basic	39,460	39,274	39,402	39,221
Effect of dilutive securities:
Stock options	74	—	77	—
Performance stock units	11	—	11	—
Restricted stock units	129	—	82	—
Convertible Notes	1,467	—	1,467	—
Shares of Class B common stock	2,837	—	2,845	—
Weighted average shares of Class A common stock outstanding—diluted	43,978	39,274	43,884	39,221

Earnings (loss) per share of Class A common stock—basic	$0.19	$(0.05)	$0.33	$(0.34)
Earnings (loss) per share of Class A common stock—diluted	$0.19	$(0.05)	$0.31	$(0.34)
22 | Shake Shack Inc. Form 10-Q

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
The following table presents potentially dilutive securities excluded from the computations of diluted earnings (loss) per share of Class A common stock:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	September 27 2023		September 28 2022		September 27 2023		September 28 2022
Stock options	—		138,306	(2)	—		138,306	(2)
Performance stock units	100,898	(1)	160,064	(2)	100,898	(1)	160,064	(2)
Restricted stock units	—		398,269	(2)	—		398,269	(2)
Shares of Class B common stock	—		2,869,513	(2)	—		2,869,513	(2)
Convertible notes	—		1,466,975	(2)	—		1,466,975	(2)
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

NOTE 12: SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information:

	Thirty-Nine Weeks Ended
	September 27 2023	September 28 2022
Cash paid for:
Income taxes, net of refunds	$3,147	$2,904
Interest, net of amounts capitalized	343	179
Non-cash investing activities:
Accrued purchases of property and equipment	30,096	31,593
Capitalized equity-based compensation	147	93
Non-cash financing activities:
Establishment of liabilities under tax receivable agreement	721	847
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
Certain leases require the Company to obtain letters of credit. As of September 27, 2023, the Company held two letters of credit, one for $130 which expires in February 2026 and the second for $603, which expires in August 2023 and renews automatically for one-year periods through January 2034.
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
Legal Contingencies
The Company is subject to various legal proceedings, claims and liabilities, involving employees and guests alike, which arise in the ordinary course of business and are generally covered by insurance. As of September 27, 2023, the amount of the ultimate liability with respect to these matters was not material.
Liabilities under Tax Receivable Agreement
As described in Note 10, Income Taxes, the Company is a party to the Tax Receivable Agreement under which it is contractually committed to pay certain of the members of SSE Holdings 85% of the amount of any tax benefits that are actually realized, or in some cases are deemed to realize, as a result of certain transactions. The Company is not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated with the transactions that gave rise to the payments are realized. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If the Company does not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then it would not be required to make the related TRA Payments. During the thirty-nine weeks ended September 27, 2023 and September 28, 2022, the Company recognized liabilities totaling $721 and $847, respectively, relating to the obligations under the Tax Receivable Agreement, after concluding that it was probable that it would have sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. As of September 27, 2023 and December 28, 2022, the total obligations under the Tax Receivable Agreement were $235,614 and $234,893, respectively. There were no transactions subject to the Tax Receivable Agreement for which the Company did not recognize the related liability, as the Company concluded that it would have sufficient future taxable income to utilize all of the related tax benefits generated by all transactions that occurred during the thirty-nine weeks ended September 27, 2023.
NOTE 14: RELATED PARTY TRANSACTIONS

Union Square Hospitality Group
The Chairman of the Board of Directors serves as the Executive Chairman of Union Square Hospitality Group, LLC. As a result, Union Square Hospitality Group, LLC and its subsidiary, set forth below, are considered related parties.

24 | Shake Shack Inc. Form 10-Q

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

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Classification	September 27 2023	September 28 2022	September 27 2023	September 28 2022
Amounts received from HYC	Licensing revenue	$419	$180	$728	$402

	Classification	September 27 2023	December 28 2022
Amounts due from HYC	Accounts receivable, net	$143	$69
Madison Square Park Conservancy
The Chairman of the Board of Directors serves as a director of the Madison Square Park Conservancy ("MSP Conservancy"), with which Shake Shack has a license agreement and pays license fees to operate the Madison Square Park Shack. No amounts were due to MSP Conservancy as of September 27, 2023 and December 28, 2022.

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Classification	September 27 2023	September 28 2022	September 27 2023	September 28 2022
Amounts paid to MSP Conservancy	Occupancy and related expenses	$224	$383	$672	$859
Olo, Inc.
The Chairman of the Board of Directors serves as a director of Olo, Inc. (formerly known as "Mobo Systems, Inc."), a platform the Company uses in connection with its mobile ordering application.

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Classification	September 27 2023	September 28 2022	September 27 2023	September 28 2022
Amounts paid to Olo, Inc.	Other operating expenses	$156	$110	$423	$316

	Classification	September 27 2023	December 28 2022
Amounts due to Olo, Inc.	Accounts payable Accrued expenses	$112	$39
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
Shake Shack Inc. Form 10-Q | 25

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Classification	September 27 2023	September 28 2022	September 27 2023	September 28 2022
Amounts paid to Block, Inc.	Other operating expenses	$2,520	$1,092	$6,105	$2,952

	Classification	September 27 2023	December 28 2022
Amounts due to Block, Inc.	Accounts payable Accrued expenses	$40	$55
Tax Receivable Agreement
The Company entered into a Tax Receivable Agreement that provides for the payment by the Company of 85% of the amount of any tax benefits that are actually realized, or in some cases are deemed to realize, as a result of certain transactions. Refer to Note 10, Income Taxes, for additional information. No payments were made to the members of SSE Holdings pursuant to the Tax Receivable Agreement during the thirty-nine weeks ended September 27, 2023 and September 28, 2022.

	Classification	September 27 2023	December 28 2022
Amounts due under the Tax Receivable Agreement	Other current liabilities Liabilities under Tax Receivable Agreement, net of current portion	$235,614	$234,893
Distributions to Members of SSE Holdings
Under the terms of the SSE Holdings LLC Agreement, SSE Holdings is obligated to make tax distributions to its members. No tax distributions were payable to non-controlling interest holders as of September 27, 2023 and December 28, 2022, respectively.

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Classification	September 27 2023	September 28 2022	September 27 2023	September 28 2022
Amounts paid to non-controlling interest holders	Non-controlling interests	$79	$65	$131	$389

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
This section and other parts of this Quarterly Report on Form 10-Q ("Form 10-Q") contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), which are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different from the statements made herein. All statements other than statements of historical fact are forward-looking statements including, but not limited to, statements about the Company's growth, strategic plan, and liquidity. Forward-looking statements discuss our current expectations and projections relating to our financial position, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "aim," "anticipate," "believe," "estimate," "expect," "forecast," "future," "intend," "outlook," "potential," "project," "projection," "plan," "seek," "may," "could," "would," "will," "should," "can," "can have," "likely," the negatives thereof and other similar expressions.

All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Form 10-Q in the context of the risks and uncertainties disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2022 ("2022 Form 10-K").

26 | Shake Shack Inc. Form 10-Q

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

The following definitions apply to these terms as used herein:

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
“System-wide sales” is an operating measure and consists of sales from the Company's domestic Company-operated Shacks, domestic licensed Shacks and international licensed Shacks. The Company does not recognize the sales from licensed Shacks as revenue. Of these amounts, revenue is limited to licensing revenue based on a percentage of sales from domestic and international licensed Shacks, as well as certain up-front fees, such as territory fees and opening fees.
As of September 27, 2023, there were 495 Shacks in operation system-wide, of which 280 were domestic Company-operated Shacks, 39 were domestic licensed Shacks and 176 were international licensed Shacks.

Recent Business Trends
Same-Shack sales for the thirteen weeks ended September 27, 2023 increased 2.3% compared to the same period last year, driven by a 6.5% increase in price mix partially offset by a 4.2% decrease in guest traffic. Compared to the same period last year, same-Shack sales at suburban Shacks increased 3.7% while urban Shacks increased 1.0%. Same-Shack sales during the thirteen weeks ended September 27, 2023 slowed when compared to the thirteen weeks ended June 28, 2023, driven by decreased guest traffic across urban and suburban Shacks partially offset by price mix. For the purpose of calculating same-Shack sales for the thirteen weeks ended September 27, 2023, Shack sales for 202 Shacks were included in the comparable Shack base.
Average weekly sales were $74,000 for the thirteen weeks ended September 27, 2023 compared to $73,000 in the same period last year, primarily driven by higher menu prices, partially offset by a decline in guest traffic. Average weekly sales decreased 3.9%, compared to the thirteen weeks ended June 28, 2023, driven by a decline in guest traffic across all domestic Company-operated Shacks partially offset by price mix.
Shake Shack Inc. Form 10-Q | 27

System-wide sales for the thirteen weeks ended September 27, 2023 increased 24.3% to $438.9 million compared to the same period last year and increased 2.9% compared to the thirteen weeks ended June 28, 2023.
Digital sales for the thirteen weeks ended September 27, 2023 increased 5.4% to $83.2 million compared to the same period last year and decreased 4.3% compared to the thirteen weeks ended June 28, 2023. Total digital sales includes orders placed on the Shake Shack app, website and third-party delivery platforms, which represented 31.4% of Shack sales during the thirteen weeks ended September 27, 2023.
Development Highlights
During the third quarter of 2023, we opened 10 new domestic Company-operated Shacks, four new domestic licensed Shacks and 11 new international licensed Shacks. There was one permanent international licensed Shack closure in the third quarter of 2023.

Location	Type	Opening Date
New Baltimore, NY — New Baltimore Travel Plaza	Domestic Licensed	6/29/2023
Culver City, CA — Downtown Culver City	Domestic Company-operated	7/5/2023
North Wales, PA — Montgomeryville	Domestic Company-operated	7/6/2023
Los Angeles, CA — Koreatown	Domestic Company-operated	7/12/2023
Guangzhou, China — Taikoo Hui	International Licensed	7/15/2023
Al Ahmadi, Kuwait — Ahmadi Park	International Licensed	7/16/2023
Paradise Island, Bahamas — Atlantis	International Licensed	7/20/2023
Hong Kong, China — Metroplaza	International Licensed	7/22/2023
Houston, TX — Katy Freeway	Domestic Company-operated	7/25/2023
San Marcos, TX — San Marcos	Domestic Company-operated	7/27/2023
Shanghai, China — Raffles City	International Licensed	7/28/2023
Chengdu, China — MixC	International Licensed	7/28/2023
Cranston, RI — Garden City	Domestic Company-operated	8/8/2023
Oceanside, NY — Oceanside	Domestic Company-operated	8/13/2023
Incheon, South Korea — Incheon International Airport (Terminal 1)	International Licensed	8/14/2023
Al Ahmadi, Kuwait — The Warehouse Mall	International Licensed	8/16/2023
Beijing, China — Livat	International Licensed	8/19/2023
New York, NY — Lower East Side	Domestic Company-operated	8/25/2023
Manila, Philippines — Araneta	International Licensed	8/25/2023
Union, NJ — Whitney Houston Travel Area	Domestic Licensed	8/30/2023
Lynnwood, WA — Alderwood Mall	Domestic Company-operated	9/5/2023
Riverton, UT — Mountain View Village	Domestic Company-operated	9/11/2023
Cherry Hill, NJ — Walt Whitman Travel Plaza	Domestic Licensed	9/14/2023
East Brunswick, NJ — Joyce Kilmer Travel Plaza	Domestic Licensed	9/22/2023
Hainan, China — Sanya	International Licensed	9/23/2023
28 | Shake Shack Inc. Form 10-Q

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the thirteen and thirty-nine weeks ended September 27, 2023 and September 28, 2022:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 27 2023		September 28 2022		September 27 2023		September 28 2022
Shack sales	$264,980	95.9%	$219,501	96.4%	$771,044	96.2%	$639,346	96.6%
Licensing revenue	11,227	4.1%	8,313	3.6%	30,246	3.8%	22,611	3.4%
TOTAL REVENUE	276,207	100.0%	227,814	100.0%	801,290	100.0%	661,957	100.0%
Shack-level operating expenses(1):
Food and paper costs	77,180	29.1%	67,774	30.9%	224,752	29.1%	193,645	30.3%
Labor and related expenses(2)	76,233	28.8%	64,638	29.4%	225,655	29.3%	190,954	29.9%
Other operating expenses	37,307	14.1%	33,680	15.3%	108,352	14.1%	96,002	15.0%
Occupancy and related expenses	20,300	7.7%	17,337	7.9%	58,684	7.6%	50,270	7.9%
General and administrative expenses(2)	30,939	11.2%	26,931	11.8%	93,726	11.7%	87,804	13.3%
Depreciation and amortization expense	23,130	8.4%	18,647	8.2%	66,704	8.3%	53,589	8.1%
Pre-opening costs	4,969	1.8%	3,041	1.3%	14,103	1.8%	8,576	1.3%
Impairment and loss on disposal of assets	492	0.2%	592	0.3%	2,098	0.3%	1,697	0.3%
TOTAL EXPENSES	270,550	98.0%	232,640	102.1%	794,074	99.1%	682,537	103.1%
INCOME (LOSS) FROM OPERATIONS	5,657	2.0%	(4,826)	(2.1)%	7,216	0.9%	(20,580)	(3.1)%
Other income, net	3,441	1.2%	1,482	0.7%	9,505	1.2%	1,731	0.3%
Interest expense	(433)	(0.2)%	(475)	(0.2)%	(1,241)	(0.2)%	(1,145)	(0.2)%
INCOME (LOSS) BEFORE INCOME TAXES	8,665	3.1%	(3,819)	(1.7)%	15,480	1.9%	(19,994)	(3.0)%
Income tax expense (benefit)	529	0.2%	(1,508)	(0.7)%	1,743	0.2%	(5,098)	(0.8)%
NET INCOME (LOSS)	8,136	2.9%	(2,311)	(1.0)%	13,737	1.7%	(14,896)	(2.3)%
Less: Net income (loss) attributable to non-controlling interests	509	0.2%	(287)	(0.1)%	696	0.1%	(1,522)	(0.2)%
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$7,627	2.8%	$(2,024)	(0.9)%	$13,041	1.6%	$(13,374)	(2.0)%
(1)As a percentage of Shack sales.
(2)The Company elected to reclassify certain marketing expenses for prior periods to conform with the presentation for the thirteen and thirty-nine weeks ended September 27, 2023. These reclassifications had no effect on previously reported Net Loss. For the thirteen and thirty-nine weeks ended September 28, 2022, the Company reclassified $286 and $764, respectively, from Other operating expenses to General and administrative expenses in the accompanying Condensed Consolidated Financial Statements.
Shack Sales
Shack sales represent the aggregate sales of food, beverages and Shake Shack branded merchandise at our domestic Company-operated Shacks and gift card breakage income. Shack sales in any period are directly influenced by the number of operating weeks in such period and the total number of open Shacks.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 27 2023	September 28 2022	September 27 2023	September 28 2022
Shack sales	$264,980	$219,501	$771,044	$639,346
Percentage of Total revenue	95.9%	96.4%	96.2%	96.6%
Dollar change compared to prior year	$45,479		$131,698
Percentage change compared to prior year	20.7%		20.6%
Shake Shack Inc. Form 10-Q | 29

Shack sales for the thirteen weeks ended September 27, 2023 increased 20.7% to $265.0 million versus the same period last year. The increase was primarily due to the opening of 48 new domestic Company-operated Shacks between September 28, 2022 and September 27, 2023, which contributed $40.7 million, as well as increased menu prices, which contributed $20.0 million, partially offset by a decline in guest traffic.
Shack sales for the thirty-nine weeks ended September 27, 2023 increased 20.6% to $771.0 million versus the same period last year. The increase was primarily due to the opening of 48 new domestic Company-operated Shacks between September 28, 2022 and September 27, 2023, which contributed $86.7 million, as well as increased menu prices, which contributed $55.0 million, partially offset by a decrease in items per check.
Licensing Revenue
Licensing revenue is comprised of license fees, opening fees for certain licensed Shacks and territory fees. License fees are calculated as a percentage of sales and territory fees are payments for the exclusive right to develop Shacks in a specific geographic area.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 27 2023	September 28 2022	September 27 2023	September 28 2022
Licensing revenue	$11,227	$8,313	$30,246	$22,611
Percentage of Total revenue	4.1%	3.6%	3.8%	3.4%
Dollar change compared to prior year	$2,914		$7,635
Percentage change compared to prior year	35.1%		33.8%
Licensing revenue for the thirteen weeks ended September 27, 2023 increased 35.1% to $11.2 million versus the same period last year. Licensing revenue for the thirty-nine weeks ended September 27, 2023 increased 33.8% to $30.2 million versus the same period last year. The increases in Licensing revenue for the thirteen and thirty-nine weeks ended September 27, 2023 were primarily due to the opening of 45 net new licensed Shacks between September 28, 2022 and September 27, 2023, which contributed $1.9 million and $4.1 million, respectively, as well as higher sales at existing licensed Shacks, particularly domestic airports.
Food and Paper Costs
Food and paper costs include the direct costs associated with food, beverage and packaging of our menu items. The components of Food and paper costs are variable by nature, change with sales volume, are impacted by menu mix, channel mix and fluctuations in commodity costs, as well as geographic scale and proximity.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 27 2023	September 28 2022	September 27 2023	September 28 2022
Food and paper costs	$77,180	$67,774	$224,752	$193,645
Percentage of Shack sales	29.1%	30.9%	29.1%	30.3%
Dollar change compared to prior year	$9,406		$31,107
Percentage change compared to prior year	13.9%		16.1%
Food and paper costs for the thirteen weeks ended September 27, 2023 increased 13.9% to $77.2 million versus the same period last year. Food and paper costs for the thirty-nine weeks ended September 27, 2023 increased 16.1% to $224.8 million versus the same period last year. The increases for the thirteen and thirty-nine weeks ended September 27, 2023 were primarily due to the opening of 48 new domestic Company-operated Shacks between September 28, 2022 and September 27, 2023, which contributed approximately $12.2 million and $28.0 million, respectively.
As a percentage of Shack sales, the decreases in Food and paper costs for the thirteen and thirty-nine weeks ended September 27, 2023 were primarily driven by menu price increases partially offset by increased commodity costs, particularly in beef and fries.
30 | Shake Shack Inc. Form 10-Q

Labor and Related Expenses
Labor and related expenses include domestic Company-operated Shack-level hourly and management wage rates, bonuses, payroll taxes, equity-based compensation, workers' compensation expense and medical benefits. As we expect with other variable expense items, labor costs should grow as our Shack sales grow. Factors that influence labor costs include minimum wage and payroll tax legislation, health care costs, size and location of the Shack and the performance of our domestic Company-operated Shacks.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 27 2023	September 28 2022	September 27 2023	September 28 2022
Labor and related expenses	$76,233	$64,638	$225,655	$190,954
Percentage of Shack sales	28.8%	29.4%	29.3%	29.9%
Dollar change compared to prior year	$11,595		$34,701
Percentage change compared to prior year	17.9%		18.2%
Labor and related expenses for the thirteen weeks ended September 27, 2023 increased 17.9% to $76.2 million versus the same period last year. Labor and related expenses for the thirty-nine weeks ended September 27, 2023 increased 18.2% to $225.7 million versus the same period last year. The increases for the thirteen and thirty-nine weeks ended September 27, 2023 were primarily due to the opening of 48 new domestic Company-operated Shacks between September 28, 2022 and September 27, 2023.
As a percentage of Shack sales, the decreases in Labor and related expenses for the thirteen and thirty-nine weeks ended September 27, 2023 were primarily due to labor efficiencies and sales leverage partially offset by increased wages.
Other Operating Expenses
Other operating expenses consist of delivery commissions, Shack-level marketing expenses, repairs and maintenance, utilities and other operating expenses incidental to operating our domestic Company-operated Shacks, such as non-perishable supplies, credit card fees and property insurance.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 27 2023	September 28 2022	September 27 2023	September 28 2022
Other operating expenses	$37,307	$33,680	$108,352	$96,002
Percentage of Shack sales	14.1%	15.3%	14.1%	15.0%
Dollar change compared to prior year	$3,627		$12,350
Percentage change compared to prior year	10.8%		12.9%
Other operating expenses for the thirteen weeks ended September 27, 2023 increased 10.8% to $37.3 million versus the same period last year. Other operating expenses for the thirty-nine weeks ended September 27, 2023 increased 12.9% to $108.4 million versus the same period last year. The increases for the thirteen and thirty-nine weeks ended September 27, 2023 were primarily driven by higher facilities costs, mainly utilities, due to the opening of 48 new domestic Company-operated Shacks between September 28, 2022 and September 27, 2023 as well as increased transaction costs associated with higher sales.
As a percentage of Shack sales, the decrease in Other operating expenses for the thirteen weeks ended September 27, 2023 was primarily driven by decreased repair and maintenance expenses, lower delivery commissions due to a shift in channel mix and sales leverage. As a percentage of Shack sales, the decrease in Other operating expenses for the thirty-nine weeks ended September 27, 2023 was primarily driven by lower delivery commissions as a result of a shift in channel mix, lower repair and maintenance expenses and sales leverage.
Shake Shack Inc. Form 10-Q | 31

Occupancy and Related Expenses
Occupancy and related expenses consist of Shack-level occupancy expenses (including rent, common area expenses and certain local taxes), and exclude occupancy expenses associated with unopened Shacks, which are recorded separately in Pre-opening costs.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 27 2023	September 28 2022	September 27 2023	September 28 2022
Occupancy and related expenses	$20,300	$17,337	$58,684	$50,270
Percentage of Shack sales	7.7%	7.9%	7.6%	7.9%
Dollar change compared to prior year	$2,963		$8,414
Percentage change compared to prior year	17.1%		16.7%
Occupancy and related expenses for the thirteen weeks ended September 27, 2023 increased 17.1% to $20.3 million versus the same period last year. Occupancy and related expenses for the thirty-nine weeks ended September 27, 2023 increased 16.7% to $58.7 million versus the same period last year. The increases for the thirteen and thirty-nine weeks ended September 27, 2023 were primarily due to the opening of 48 new domestic Company-operated Shacks between September 28, 2022 and September 27, 2023, which contributed $2.4 million and $5.4 million, respectively.
As a percentage of Shack sales, the decrease in Occupancy and related expenses for the thirteen weeks ended September 27, 2023 was primarily driven by a decrease in base rent and sales leverage. As a percentage of Shack sales, the decrease in Occupancy and related expenses for the thirty-nine weeks ended September 27, 2023 was primarily due to sales leverage and lower base rent, partially offset by an increase in common area maintenance charges.
General and Administrative Expenses
General and administrative expenses consist of costs associated with corporate and administrative functions that support Shack development and operations, as well as equity-based compensation expense.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 27 2023	September 28 2022	September 27 2023	September 28 2022
General and administrative expenses	$30,939	$26,931	$93,726	$87,804
Percentage of Total revenue	11.2%	11.8%	11.7%	13.3%
Dollar change compared to prior year	$4,008		$5,922
Percentage change compared to prior year	14.9%		6.7%
General and administrative expenses for the thirteen weeks ended September 27, 2023 increased 14.9% to $30.9 million versus the same period last year. General and administrative expenses for the thirty-nine weeks ended September 27, 2023 increased 6.7% to $93.7 million versus the same period last year. The increase in General and administrative expenses for the thirteen weeks ended September 27, 2023 was primarily due to increased wages and other team costs as well as investments in marketing and technology initiatives. The increase in General and administrative expenses for the thirty-nine weeks ended September 27, 2023 was primarily due to increased wages and other team costs, professional fees related to a non-recurring matter of $2.3 million as well as investments in marketing and technology initiatives, partially offset by lower legal expenses compared to the prior year period.
As a percentage of Total revenue, the decreases in General and administrative expenses for the thirteen and thirty-nine weeks ended September 27, 2023 were primarily due to sales leverage partially offset by the aforementioned items.
32 | Shake Shack Inc. Form 10-Q

Depreciation and Amortization Expense
Depreciation and amortization expense primarily consists of the depreciation of fixed assets, including leasehold improvements and equipment.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 27 2023	September 28 2022	September 27 2023	September 28 2022
Depreciation and amortization expense	$23,130	$18,647	$66,704	$53,589
Percentage of Total revenue	8.4%	8.2%	8.3%	8.1%
Dollar change compared to prior year	$4,483		$13,115
Percentage change compared to prior year	24.0%		24.5%
Depreciation and amortization expense for the thirteen weeks ended September 27, 2023 increased 24.0% to $23.1 million versus the same period last year. Depreciation and amortization expense for the thirty-nine weeks ended September 27, 2023 increased 24.5% to $66.7 million versus the same period last year. The increases in Depreciation and amortization expense for the thirteen and thirty-nine weeks ended September 27, 2023 were predominantly due to incremental depreciation of capital expenditures related to the opening of 48 new domestic Company-operated Shacks and technology projects placed into service between September 28, 2022 and September 27, 2023.
As a percentage of Total revenue, the increases in Depreciation and amortization expense for the thirteen and thirty-nine weeks ended September 27, 2023 were primarily due to the aforementioned items.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 27 2023	September 28 2022	September 27 2023	September 28 2022
Pre-opening costs	$4,969	$3,041	$14,103	$8,576
Percentage of Total revenue	1.8%	1.3%	1.8%	1.3%
Dollar change compared to prior year	$1,928		$5,527
Percentage change compared to prior year	63.4%		64.4%
Pre-opening costs for the thirteen weeks ended September 27, 2023 increased 63.4% to $5.0 million versus the same period last year. Pre-opening costs for the thirty-nine weeks ended September 27, 2023 increased 64.4% to $14.1 million versus the same period last year. The increase in Pre-opening costs for the thirteen weeks ended September 27, 2023 was primarily due to increased wages and benefits for our Shack teams related to the timing of Shack openings throughout the year, legal costs and travel costs, partially offset by a decrease in occupancy expense related to the timing of Shack openings throughout the year, compared to the prior-year period. The increase in Pre-opening costs for the thirty-nine weeks ended September 27, 2023 was primarily due to increases in wages and benefits for our Shack teams and occupancy expense related to the timing of Shack openings throughout the year, legal costs and smallwares compared to the prior-year period.
Impairment and Loss on Disposal of Assets
Impairment and loss on disposal of assets consist of impairment charges related to our long-lived assets, which includes property and equipment, as well as operating and finance lease assets. Additionally, Impairment and loss on disposal of assets includes
Shake Shack Inc. Form 10-Q | 33

the net book value of assets that have been retired which primarily consists of furniture, equipment and fixtures that were replaced in the normal course of business.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 27 2023	September 28 2022	September 27 2023	September 28 2022
Impairment and loss on disposal of assets	$492	$592	$2,098	$1,697
Percentage of Total revenue	0.2%	0.3%	0.3%	0.3%
Dollar change compared to prior year	$(100)		$401
Percentage change compared to prior year	(16.9)%		23.6%
Impairment and loss on disposal of assets for the thirteen weeks ended September 27, 2023 decreased 16.9% to $0.5 million versus the same period last year. Impairment and loss on disposal of assets for the thirty-nine weeks ended September 27, 2023 increased 23.6% to $2.1 million versus the same period last year. The decrease in Impairment and loss on disposal of assets for the thirteen weeks ended September 27, 2023 was primarily due to a reduction in abandoned construction projects in the current year compared to the prior year. The increase in Impairment and loss on disposal of assets for the thirty-nine weeks ended September 27, 2023 was primarily due to the number of Shacks maturing in our base as well as disposal of home office assets.
Other Income, Net
Other income, net consists primarily of interest income, adjustments to liabilities under our tax receivable agreement, dividend income and net unrealized and realized gains and losses from marketable securities.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 27 2023	September 28 2022	September 27 2023	September 28 2022
Other income, net	$3,441	$1,482	$9,505	$1,731
Percentage of Total revenue	1.2%	0.7%	1.2%	0.3%
Dollar change compared to prior year	$1,959		$7,774
Percentage change compared to prior year	132.2%		449.1%
Other income, net for the thirteen weeks ended September 27, 2023 increased to $3.4 million from $1.5 million. Other income, net for the thirty-nine weeks ended September 27, 2023 increased to $9.5 million from $1.7 million. The increases in Other income, net for the thirteen and thirty-nine weeks ended September 27, 2023 were primarily due to an increase in income from cash equivalents of $1.2 million and $6.2 million, respectively, from increased interest rates.
Interest Expense
Interest expense generally consists of interest on the current portion of our liabilities under the Tax Receivable Agreement, imputed interest related to our financing equipment leases, amortization of deferred financing costs, interest and fees on our Revolving Credit Facility and amortization of debt issuance costs.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 27 2023	September 28 2022	September 27 2023	September 28 2022
Interest expense	$(433)	$(475)	$(1,241)	$(1,145)
Percentage of Total revenue	(0.2)%	(0.2)%	(0.2)%	(0.2)%
Dollar change compared to prior year	$42		$(96)
Percentage change compared to prior year	(8.8)%		8.4%
Interest expense for the thirteen weeks ended September 27, 2023 decreased 8.8% to $0.4 million versus the same period last year. Interest expense for the thirty-nine weeks ended September 27, 2023 increased 8.4% to $1.2 million versus the same period last year. The decrease in Interest expense for the thirteen weeks ended September 27, 2023 was primarily due to decreased various sales tax audit assessment charges, partially offset by increased finance lease charges. The increase in Interest expense for the thirty-nine weeks ended September 27, 2023 was primarily due to increased finance lease charges.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 27 2023	September 28 2022	September 27 2023	September 28 2022
Income tax expense (benefit)	$529	$(1,508)	$1,743	$(5,098)
Percentage of Total revenue	0.2%	(0.7)%	0.2%	(0.8)%
Dollar change compared to prior year	$2,037		$6,841
Percentage change compared to prior year	(135.1)%		(134.2)%
Our effective income tax rates for the thirteen weeks ended September 27, 2023 and September 28, 2022 were 6.1% and 39.5%, respectively. The decrease was primarily driven by the change in pre-tax income and the impact of permanent differences and discrete expense on pre-tax income for the period compared to pre-tax loss for the same period last year. The Company's ownership interest in SSE Holdings is directly related to its share of the taxable income (loss) of SSE Holdings. Our weighted average ownership interest in SSE Holdings was 93.3% and 93.2% for the thirteen weeks ended September 27, 2023 and September 28, 2022, respectively.
Our effective income tax rates for the thirty-nine weeks ended September 27, 2023 and September 28, 2022 were 11.3% and 25.5%, respectively. The decrease was primarily driven by the change in pre-tax income and the effect of permanent differences, primarily tax credits, on pre-tax income for the period compared to pre-tax loss for the same period last year, as well as a decrease in expense due to tax benefits related to certain windfalls in equity-based compensation. The decrease was partially offset by an increase in the Company's ownership interest in SSE Holdings which increased its share of the taxable income (loss) of SSE Holdings. Our weighted average ownership interest in SSE Holdings was 93.3% and 93.1% for the thirty-nine weeks ended September 27, 2023 and September 28, 2022, respectively.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 27 2023	September 28 2022	September 27 2023	September 28 2022
Net income (loss) attributable to non-controlling interests	$509	$(287)	$696	$(1,522)
Percentage of Total revenue	0.2%	(0.1)%	0.1%	(0.2)%
Net income (loss) attributable to non-controlling interests for the thirteen weeks ended September 27, 2023 improved to income of $0.5 million from a loss of $0.3 million in the same period last year. Net income (loss) attributable to non-controlling interests for the thirty-nine weeks ended September 27, 2023 improved to income of $0.7 million from a loss of $1.5 million in the same period last year. The improvements in Net income (loss) attributable to non-controlling interests for the thirteen and thirty-nine weeks ended September 27, 2023 were primarily due to an increase in net results compared to the same periods last year, partially offset by a decrease in the non-controlling interest holders' weighted average ownership, which was 6.7% for the thirteen
Shake Shack Inc. Form 10-Q | 35

and thirty-nine weeks ended September 27, 2023 and 6.8% and 6.9%, respectively for the thirteen and thirty-nine weeks ended September 28, 2022.
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
36 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 27 2023	September 28 2022	September 27 2023	September 28 2022
Income (loss) from operations	$5,657	$(4,826)	$7,216	$(20,580)
Less:
Licensing revenue	11,227	8,313	30,246	22,611
Add:
General and administrative expenses(1)	30,939	26,931	93,726	87,804
Depreciation and amortization expense	23,130	18,647	66,704	53,589
Pre-opening costs	4,969	3,041	14,103	8,576
Impairment and loss on disposal of assets	492	592	2,098	1,697
Shack-level operating profit	$53,960	$36,072	$153,601	$108,475

Total revenue	$276,207	$227,814	$801,290	$661,957
Less: Licensing revenue	11,227	8,313	30,246	22,611
Shack sales	$264,980	$219,501	$771,044	$639,346

Shack-level operating profit margin(2,3)	20.4%	16.4%	19.9%	17.0%
(1)The Company has elected to reclassify certain marketing expenses from Other operating expenses to General and administrative expenses in the accompanying Condensed Consolidated Financial Statements for prior periods to be comparable with the classification for the thirteen and thirty-nine weeks ended September 27, 2023.
(2)For the thirty-nine weeks ended September 28, 2022, Shack-level operating profit margin includes a $1,281 cumulative catch-up adjustment for gift card breakage income, recognized in Shack sales.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 27 2023	September 28 2022	September 27 2023	September 28 2022
Net income (loss)	$8,136	$(2,311)	$13,737	$(14,896)
Depreciation and amortization expense	23,130	18,647	66,704	53,589
Interest expense, net	(845)	475	(164)	1,145
Income tax expense (benefit)	529	(1,508)	1,743	(5,098)
EBITDA	30,950	15,303	82,020	34,740

Equity-based compensation	3,691	3,515	11,425	10,155
Amortization of cloud-based software implementation costs	440	397	1,320	1,080
Impairment and loss on disposal of assets	492	592	2,098	1,697
Legal settlements	—	—	1,004	6,750
Severance	211	—	211	—
Gift card breakage cumulative catch-up adjustment	—	—	—	(1,281)
Other(1)	—	—	2,321	—
Adjusted EBITDA	$35,784	$19,807	$100,399	$53,141

Adjusted EBITDA margin(2)	13.0%	8.7%	12.5%	8.0%
(1)Related to professional fees for a non-recurring matter.
(2)Calculated as a percentage of Total revenue, which was $276.2 million and $801.3 million for the thirteen and thirty-nine weeks ended September 27, 2023, respectively, and $227.8 million and $662.0 million for the thirteen and thirty-nine weeks ended September 28, 2022, respectively.
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
38 | Shake Shack Inc. Form 10-Q

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
Shake Shack Inc. Form 10-Q | 39

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands, except per share amounts)	September 27 2023	September 28 2022	September 27 2023	September 28 2022
Numerator:
Net income (loss) attributable to Shake Shack Inc.	$7,627	$(2,024)	$13,041	$(13,374)
Adjustments:
Reallocation of Net income (loss) attributable to non-controlling interests from the assumed exchange of LLC Interests(1)	509	(287)	696	(1,522)
Legal settlements	—	—	1,004	6,750
Gift card breakage cumulative catch-up adjustment	—	—	—	(1,281)
Severance	211	—	211	—
Other(2)	—	—	2,321	—
Tax impact of above adjustments(3)	(810)	(11)	(2,146)	(922)
Adjusted pro forma net income (loss)	$7,537	$(2,322)	$15,127	$(10,349)

Denominator:
Weighted average shares of Class A common stock outstanding—diluted	43,978	39,274	43,884	39,221
Adjustments:
Assumed exchange of LLC Interests for shares of Class A common stock(1)	—	2,871	—	2,899
Adjusted pro forma fully exchanged weighted average shares of Class A common stock outstanding—diluted	43,978	42,145	43,884	42,120

Adjusted pro forma earnings (loss) per fully exchanged share—diluted	$0.17	$(0.06)	$0.34	$(0.25)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27 2023	September 28 2022	September 27 2023	September 28 2022
Earnings (loss) per share of Class A common stock—diluted	$0.19	$(0.05)	$0.31	$(0.34)
Assumed exchange of LLC Interests for shares of Class A common stock(1)	—	—	—	(0.01)
Non-GAAP adjustments(4)	(0.02)	(0.01)	0.03	0.10
Adjusted pro forma earnings (loss) per fully exchanged share—diluted	$0.17	$(0.06)	$0.34	$(0.25)
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
(3)Represents the tax effect of the aforementioned adjustments and pro forma adjustments to reflect corporate income taxes at assumed effective tax rates of 15.1% and 20.5% for the thirteen and thirty-nine weeks ended September 27, 2023, respectively, and 39.2% and 28.8% for the thirteen and thirty-nine weeks ended September 28, 2022, respectively. Amounts include provisions for U.S. federal income taxes, certain LLC entity-level taxes and foreign withholding taxes, assuming the highest statutory rates apportioned to each applicable state, local and foreign jurisdiction.
(4)Represents the per share impact of non-GAAP adjustments for each period. Refer to the reconciliation of Adjusted Pro Forma Net Income (Loss) above, for additional information.
40 | Shake Shack Inc. Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, and availability under our Revolving Credit Facility. As of September 27, 2023, we maintained a Cash and cash equivalents balance of $190.0 million. In March 2021, we issued 0% Convertible Senior Notes (“Convertible Notes”), and received $243.8 million of proceeds, net of discounts. Refer to Note 6, Debt, in the accompanying Condensed Consolidated Financial Statements, for additional information.
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
In addition, we are obligated to make payments to certain members of SSE Holdings under the Tax Receivable Agreement. As of September 27, 2023, such obligations totaled $235.6 million. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related payments under the Tax Receivable Agreement. Although the amount of any payments that must be made under the Tax Receivable Agreement may be significant, the timing of these payments will vary and will generally be limited to one payment per member per year. The amount of such payments are also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us or to SSE Holdings, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
We believe our existing cash and cash equivalents balances and cash from operations will be sufficient to fund our operating and finance lease obligations, capital expenditures, Tax Receivable Agreement obligations and working capital needs for at least the next 12 months and the foreseeable future.
Summary of Cash Flows
The following table presents a summary of our cash flows from operating, investing and financing activities.

	Thirty-Nine Weeks Ended
(in thousands)	September 27 2023	September 28 2022
Net cash provided by operating activities	$90,591	$54,335
Net cash used in investing activities	(126,264)	(95,212)
Net cash used in financing activities	(4,825)	(4,529)
Effect of exchange rate changes on cash and cash equivalents	(3)	(2)
Net decrease in Cash and cash equivalents	(40,501)	(45,408)
Cash and cash equivalents at beginning of period	230,521	302,406
Cash and cash equivalents at end of period	$190,020	$256,998

Shake Shack Inc. Form 10-Q | 41

Operating Activities
For the thirty-nine weeks ended September 27, 2023, net cash provided by operating activities was $90.6 million compared to $54.3 million for the thirty-nine weeks ended September 28, 2022, an increase of $36.3 million. The increase was primarily driven by a $43.4 million improvement in net results after excluding non-cash charges, partially offset by changes in working capital of $7.2 million. The changes in working capital included an increase in payments on lease liabilities, net of tenant improvement receipts and the timing and payments of legal settlements, partially offset by a decrease in the construction in progress accruals due to the timing of shack openings this period compared to the same period last year.
Investing Activities
For the thirty-nine weeks ended September 27, 2023, net cash used in investing activities was $126.3 million compared to $95.2 million for the thirty-nine weeks ended September 28, 2022, an increase of $31.1 million. This increase was primarily due to a net increase in marketable securities activity as a result of the purchase of held-to-maturity debt securities of $94.0 million partially offset by the sale of equity securities of $81.5 million, and an increase of $18.2 million in capital expenditures to support our real estate development.
Financing Activities
For the thirty-nine weeks ended September 27, 2023, net cash used in financing activities was $4.8 million compared to $4.5 million for the thirty-nine weeks ended September 28, 2022, an increase of $0.3 million. This increase was primarily due to an increase in withholding taxes related to the vesting of equity awards, partially offset by an increase in proceeds from stock option exercises and a decrease in distributions paid to non-controlling interest holders.
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
During the thirteen weeks ended September 27, 2023, the Company entered into the fourth amendment to the Revolving Credit Facility ("Fourth Amendment"), which, among other things, modifies the benchmark interest rate to either: (i) the base rate plus applicable margin ranging from 0.0% to 1.5% or (ii) the Secured Overnight Financing Rate (“SOFR”) plus applicable margin ranging from 1.0% to 2.5%, in each case depending on the net lease adjusted leverage ratio. As of September 27, 2023 and December 28, 2022, no amounts were outstanding under the Revolving Credit Facility.
The obligations under the Revolving Credit Facility are secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' direct and indirect subsidiaries, with certain exceptions.
The Revolving Credit Facility requires us to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios, as well as other customary affirmative and negative covenants. As of September 27, 2023, we were in compliance with all covenants.
Contractual Obligations
Material contractual obligations arising in the normal course of business primarily consist of operating and finance lease obligations, long-term debt, liabilities under the Tax Receivable Agreement and purchase obligations. The timing and nature of these commitments are expected to have an impact on our liquidity and capital requirements in future periods. Refer to Note 6,
42 | Shake Shack Inc. Form 10-Q

Debt and Note 7, Leases, in the accompanying Condensed Consolidated Financial Statements included in Part I, Item 1 for additional information relating to our long-term debt and operating and financing leases.
Liabilities under the Tax Receivable Agreement include amounts to be paid to the non-controlling interest holders, assuming we will have sufficient taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. Refer to Note 10, Income Taxes, and Note 13, Commitments and Contingencies, in the accompanying Condensed Consolidated Financial Statements included in Part I, Item 1, for additional information relating to our Tax Receivable Agreement and related liabilities.
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
Shake Shack Inc. Form 10-Q | 43

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 27, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 5. Other Information.
Pursuant to Item 408(a) of Regulation S-K, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” during the thirteen weeks ended September 27, 2023 as follows:

Name	Position	Action	Adoption Date	Expiration Date	Aggregate Numbers of Class A Common Stock to be Purchased/Sold
Daniel Meyer	Chairman of the Board of Directors	Adoption	8/8/2023	4/30/2024	100,000 shares to be sold
Other than as disclosed above, no other officer or director adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Shake Shack Inc. Form 10-Q | 45

Item 6. Exhibits.

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Shake Shack Inc., effective February 4, 2015	8-K	3.1	2/10/2015
3.2	Second Amended and Restated Bylaws of Shack Shake Inc., dated October 1, 2019	8-K	3.1	10/4/2019
4.1	Form of Class A Common Stock Certificate	S-1/A	4.1	1/28/2015
10.5	Letter Agreement by and between Charles J. Chapman III and Shake Shack Inc., executed July 1, 2023	8-K	10.1	7/10/2023
10.6	Separation Agreement by and between Zachary Koff and Shake Shack Enterprises, LLC., executed August 2, 2023	8-K	10.1	8/3/2023
10.7	Fourth Amendment to Credit Agreement, dated as of June 29, 2023, by and among SSE Holdings, LLC, the Guarantors party hereto, the Lenders party hereto, and JPMorgan Chase Bank, National Association, as Administrative agent	10-Q	10.7	8/4/2023
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				#
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				*
#    Furnished herewith.

46 | Shake Shack Inc. Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shake Shack Inc.
(Registrant)

Date: November 3, 2023	By:	/s/ Randy Garutti
Randy Garutti
Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: November 3, 2023	By:	/s/ Katherine I. Fogertey
Katherine I. Fogertey
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Shake Shack Inc. Form 10-Q | 47