Form 10-K
period 2023-12-27
Shake Shack Inc.
filed 2024-02-29
CIK 1620533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of June 28, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $2,867,855,352, computed using the closing price on that day of $76.87. Solely for purposes of this disclosure, shares of common stock held by members part of the Voting Group pursuant to the Stockholders Agreement, as amended, of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of affiliates is not necessarily a conclusive determination for any other purposes.
As of February 7, 2024, there were 39,479,513 shares of Class A common stock outstanding and 2,829,513 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Explanatory Note
Restatement of Previously Issued Consolidated Financial Statements
In connection with the preparation of Shake Shack Inc.’s (“Shake Shack” or the “Company”) Annual Report on Form 10-K for the fiscal year ended December 27, 2023, the Company concluded that in prior years it had not appropriately accounted for the deferred tax asset associated with its investment in SSE Holdings, LLC, primarily due to incorrect accounting for state tax depreciation. These errors led to an overstatement of income tax expense and an understatement of deferred tax assets during the impacted periods.
On February 13, 2024, the Audit Committee (the “Audit Committee”) of the Company’s Board of Directors, after discussion with senior management and the Company’s independent registered public accountants, concluded that the errors were material to the Company's previously issued Consolidated Financial Statements (“Prior Financial Statements”) and the Prior Financial Statements as of and for the fiscal years ended December 28, 2022 and December 29, 2021, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2022, should no longer be relied upon due to the impact of the unintentional error noted above.
On February 24, 2024, the Audit Committee, after discussion with senior management and the Company’s independent registered public accountants, concluded that the errors led to understatements of additional paid-in capital, retained earnings (accumulated deficit) and deferred income tax assets of the amounts in the unaudited Condensed Consolidated Balance Sheets included in the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 30, 2022, June 29, 2022, September 28, 2022, March 29, 2023, June 28, 2023 and September 27, 2023 (collectively, the “Prior Interim Financial Statements”) and the Prior Interim Financial Statements should no longer be relied upon.
This Annual Report on Form 10-K includes restated Consolidated Financial Statements as of and for the years ended December 28, 2022 and for the year ended December 29, 2021. In addition, the Company has restated its unaudited quarterly Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Stockholder's Equity for the first three quarters of the each of the years ended December 27, 2023 and December 28, 2022.
Refer to Note 3, Restatement of Previously Issued Consolidated Financial Statements, in the accompanying Consolidated Financial Statements included in Part II, Item 8 for additional information, including the impact on the specific accounts.
Items Restated in this Form 10-K
The following items have been restated, as appropriate, to correct the errors noted above:
▪Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
▪Part II, Item 8. Financial Statements and Supplementary Data
▪Part IV, Item 15. Exhibits and Financial Statement Schedules

SHAKE SHACK INC.

Cautionary Note Regarding Forward-Looking Information
This Annual Report on Form 10-K ("Form 10-K") contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), which are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different from the statements made herein. All statements other than statements of historical fact included in this Form 10-K are forward-looking statements, including, but not limited to, statements about our growth, strategic plan, and our liquidity. Forward-looking statements discuss our current expectations and projections relating to our financial position, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "aim," "anticipate," "believe," "estimate," "expect," "forecast," "future," "intend," "likely," "outlook," "potential," "project," "projection," "plan," "seek," "may," "could," "would," "will," "should," "can," "can have," the negatives thereof and other similar expressions.
All forward-looking statements are expressly qualified in their entirety by these cautionary statements. Some of the factors which could cause results to differ materially from the Company's expectations include the continuing impact of the COVID-19 pandemic, including the potential impact of any COVID-19 variants, the Company's ability to develop and open new Shacks on a timely basis, increased costs or shortages or interruptions in the supply and delivery of our products, increased labor costs or shortages, the Company's management of its digital capabilities and expansion into delivery, as well as its kiosk, drive-thru and multiple format investments, the Company's ability to maintain and grow sales at our existing Shacks, and risks relating to the restaurant industry generally, and the impact of any material weakness in our internal controls over financial reporting identified in connection with the restatement described herein. You should evaluate all forward-looking statements made in this Form 10-K in the context of the risks and uncertainties disclosed in Part I, Item 1A of this Form 10-K under the heading "Risk Factors," in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in Item 7A "Quantitative and Qualitative Disclosures About Market Risk."
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
Unless the context otherwise requires or unless specific reference is made to our licensed business, statements in this Part I of our Annual Report on Form 10-K refer to Shake Shack's domestic Company-operated business.
OVERVIEW

Shake Shack serves modern, fun and elevated versions of American classics using only premium ingredients. We are known for our made-to-order Angus beef burgers, crispy chicken, hand-spun milkshakes, house-made lemonades, beer, wine, and more. With our fine-dining roots and a commitment to crafting uplifting experiences, Shake Shack has become a cult-brand. Our purpose is to Stand For Something Good®, from premium ingredients and employee development to inspiring designs and community investment.
Originally founded in 2001 by Danny Meyer's Union Square Hospitality Group ("USHG"), which owns and operates some of New York City's most acclaimed and popular restaurants — such as Union Square Cafe and Gramercy Tavern, to name a few — Shake Shack began as a hot dog cart to support the rejuvenation of New York City's Madison Square Park through its Conservancy's first art installation, "I Y Taxi." The cart was an instant success, with lines forming daily throughout the summer months over the next three years. In response, the city's Department of Parks and Recreation awarded Shake Shack a contract to create a kiosk to help fund the park's future. In 2004, Shake Shack officially opened. It soon became a gathering place for locals and visitors alike, and a beloved New York City institution, garnering significant media attention, critical acclaim and a passionately devoted following. Since the original Shack opened in 2004 in NYC’s Madison Square Park, the Company has expanded to 518 Shacks in operation, system-wide, of which 295 were domestic Company-operated Shacks, 39 were domestic licensed Shacks and 184 were international licensed Shacks across London, Hong Kong, Shanghai, Singapore, Mexico City, Istanbul, Dubai, Tokyo, Seoul and more.
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

Shake Shack Inc. Form 10-K | 2

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
▪We are committed to environmental responsibility — We source our domestic ingredients from suppliers who share our values, including antibiotic-free and no added hormone proteins from ethically raised animals and non-GMO buns, and are committed to sustainable packaging, a focus on renewable energy, and assessing and managing our greenhouse gas emissions.
▪We empower our teams to act like entrepreneurs — At the heart of a Shake Shack experience is our teams’ personal commitment to craft and hospitality. As we grow, we are developing our leaders and building tools that empower our Shacks to better promote uplifting experiences.
HUMAN CAPITAL MANAGEMENT

To ensure the near-term and long-term success of our business, we are focused on recruiting, rewarding and retaining a winning team to staff and support our Shacks and home office. We recruit talented people who have integrity, who are warm, motivated, self-aware, and intellectually curious alongside having the competencies and skills that continue to foster our growth. We train our team to understand and practice the values of Enlightened Hospitality: caring for each other, caring for our guests, caring for our communities, caring for our suppliers and caring for our investors. We believe this culture is fundamental to the way we operate our business, and a key driver of our ability to deliver great guest experiences, and therefore, successfully grow our footprint.
Working at Shake Shack is about more than making a great burger; it's about creating elevated and uplifting experiences for our team members and guests and getting opportunities to build a rewarding career. At Shake Shack, we are guided by and embrace the pillars of our Shack Pact — the set of values and behaviors necessary for us to achieve our mission. When team members commit to upholding the Shack Pact, they contribute to our business's success and positively impact their work environment and our overall culture. To live the Shack Pact, we lead with Enlightened Hospitality, do the right thing and hold each other accountable, uplift and take care of one another, and are optimistic and embrace ongoing learning. In short: We Stand For Something Good.
We are enabling our managers to build, coach, and lead strong teams by giving them the knowledge, tools, and resources to drive strong people practices in their Shacks. Key initiatives included:
▪Talent and Leadership Training — We have a wide variety of programming and courses for team members and management alike, including new competency-based leadership training. Our programming is designed to support growth both personally and professionally. We also launched our New Manager Program and piloted a high potential team member leadership program.
▪Predictive Scheduling Team and Tools — Expanded our team and furthered our use of predictive scheduling tools that assists us with predictive scheduling compliance.
▪Operations Talent Assessments — Management leader talent calibrations to discuss performance, capacity for growth, and succession readiness allowing for a full snapshot of where our talent resides alongside our continued growth.
With a focus on technology and automation, we are working to streamline and eliminate manual work for our teams while driving compliance and minimizing human error. We are dedicated to the continuous improvement of technology, processes, and experiences within the Shake Shack team member lifecycle. In fiscal 2023, we made several improvements for our team member experience. The key initiatives included:

Shake Shack Inc. Form 10-K | 3

▪Building our Employer Branding — Dedicated employer branding resource within Talent Acquisition to work cross functionally with Marketing to execute a recruitment marketing media strategy focused on brand awareness in new markets. This included our Day in the Life of a Team Member video series and refreshed recruitment marketing collateral.
▪Expanded Enterprise Resource Planning System (ERP) Resources — We expanded capabilities in our ERP system to deliver compliance training and increased access to information and support. This included a new learning management system, a messaging platform to enhance candidate communication during the hiring process, and a knowledge portal with 230 help articles that was utilized over 29,000 times by team members.
▪Employee Resources — We are developing a new team member handbook to be rolled out in 2024 that is being updated for new and current legal requirements. Further, in fiscal 2023 we launched compliance and safety e-learning courses, which include materials tailored by location and level and automated course progress tracking.
▪Improved Candidate and Hiring Platform — We began implementing a simple, intuitive, and mobile-friendly tool for our candidates to apply for roles and schedule interviews, with an expected rollout in early 2024. This tool is intended to transform our candidate experience and aims to reduce hours spent by Shack managers on recruiting.
As of December 27, 2023, we had 12,196 team members, of whom 11,795 were hourly team members and Shack-level managers and 401 were home office personnel.
Recruit A Winning Team
To keep pace with our continuing growth, we attract and hire talent by improving our employer branding landscape in alignment with our team member value proposition, and lean into new technology and development. Within the Talent Acquisition function, fiscal 2023 has been a year of significant improvement to our applicant flow. We achieved this by implementing and expanding automation tools to support the staffing needs of the business as well as new Shack growth. By focusing on a framework that supports integration and automation, we have attracted and hired top talent more successfully than before, and have done so in a highly competitive labor market. We are committed to improving relationships with external partners, collaborating cross-functionally, utilizing analytics to deliver a strong talent acquisition strategy, and enhancing our employer branding presence.
With a robust candidate focused framework placed alongside our refined employer branding message, we executed on our strategic plan to recruit the best and the brightest talent to our Shacks. We have expanded our foundation and current resources, and remain focused on diversifying our talent acquisition strategy. We have optimized our career site, began implementing a new mobile-friendly platform for applying and scheduling interviews to be rolled out in early 2024, and have created the framework and execution strategy to launch a college campus internship program and a new Shack recruitment guide. The internship program will open up a new market that can consistently support our Shack staffing needs to keep pace with our growth, and our new Shack recruitment guide will establish groundwork to ensure we hire the right people to lead our new Shacks forward.
We have a full team of regional talent acquisition partners and coordinators supporting our operations. We have partnered with a marketing media firm to focus on team member brand awareness and reach new markets for recruiting.
Reward A Winning Team
In fiscal 2023, we made great strides to improve employee retention and turnover rates. We have evolved our value proposition for attraction and engagement to encompass a wider range of pay, benefits, and development. We took steps to think differently about the designs and practices of our benefits, including health and well-being benefits, absence support, tipping and wages, and incentive plan evaluation. We continue to work diligently to ensure our team members have access to benefits to support their personal and family wellness.
By unlocking opportunities in our benefits design, we provide new ways to more effectively and efficiently engage our teams. Key initiatives included:
▪Tipping — Our tipping availability has offered team members the opportunity for increased hourly wages and is optional if our guests are inclined to reward our teams for additional hospitality and service. In fiscal 2023 we began running food to tables in nearly all Shacks to improve hospitality.

Shake Shack Inc. Form 10-K | 4

▪Expanded Benefits — Expanded our health benefit offerings to include reproductive health benefits with options for family planning, coverage for pregnancy terminations, and counseling support.
▪Team Member Recognition — Enabled consistency and ongoing recognition of team members, including standardizing the process of rewarding early career accomplishments for all team members.
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
We help foster an environment that attracts and welcomes diverse talent; enables a culture of belonging, inclusion, and equity; and supports an engaging, and overall positive team member experience. We continued to lean into our team member value proposition by training managers in positive team member relations and effective people practices. We have also established a recruiting and retention cross-functional workshop that assisted in identifying causes of our turnover and discovering possible hurdles to our retention that has allowed for several branding and engagement improvements. We hosted regional talent meetings to get a holistic view of our operations leadership talent which included individualized talent assessments and calibration. We plan to continue this exercise periodically to evaluate leadership gaps and potential capabilities. We also look to broaden our continued education offerings and focus on development to further empower the frontline leaders of our business. These practices will help drive retention, ensure compliance with existing and new regulations and establish Shake Shack as an employer of choice.
We Are All-In
To make sure every Shake Shack team member at every level has a positive experience, we strive to build an inclusive workplace, made up of diverse talent throughout the Company. Our diversity, equity and inclusion program, All-In, is part of that mission. With the support of executive leaders, All-In works to ensure Shake Shack provides equal opportunities for all, and removes obstacles or barriers to success, while also fostering a culture of inclusion and belonging. Our All-In program's initiatives include:
▪Workforce Diversity — We aim to be as diverse as the communities we serve. Women make up 48%, and people of color comprise 76% of our total workforce. Having diverse representation across all functions and levels of our business is key to our success and future growth. Our team is committed to a continued focus on diversity and gender parity across all leadership roles.
▪Employee Resource Groups (ERG) — We strive to empower our team members and strengthen the Shake Shack community through our ERGs. Our current ERGs focus on women, Black, Hispanic, Asian, and LGBTQ+ identifying team members. Led by volunteers and sponsored by members of our executive team, our ERGs actively work to educate the broader Company on their demographic group; support each other through mentoring, networking, and professional development; and provide their unique perspective on business initiatives. We also host a Stand Together Series forum to discuss ongoing social issues. It is an internal storytelling platform used to educate, connect, and inspire our team members to take action to create a more equitable and inclusive world. Through the series, we have amplified the stories, experiences, and voices of diverse team members. These groups support both personal and professional development while helping to foster an inclusive workplace.
▪Diversity, Equity & Inclusion (DEI) Curriculum — All team members participate in our foundational DEI course which aims to help them understand what DEI means and why it’s important to Shake Shack. In fiscal 2023, we improved our unconscious bias learning modules for leaders to better help them recognize bias and provide them with tools to address its harmful impacts in the workplace.
▪External Recognition — For the fifth year in a row, we are proud to be recognized as a "Best Place to Work for LGBTQ+ Equality" by the Human Rights Campaign, earning a 100% score on their Corporate Equality Index for our support of the LGBTQ+ community in the workplace. In addition, we were honored by Newsweek's America's Greatest

Shake Shack Inc. Form 10-K | 5

Workplaces series for Greatest Workplaces for Diversity, and Greatest Workplaces for Job Starters. These designations highlight the core of our Enlightened Hospitality ethos and our commitment to a great workplace for all.
▪LGBTQ+ Inclusion — We are committed to creating welcoming spaces for our team members and guests and continue to do so by educating our team members on how to be an ally through our LGBTQ+ ally guide and our new transgender ally guide. In addition, we encourage our team members to share their pronouns and gender identity beyond binary classifications within our internal human capital system and wear patches on their work attire in our Shacks. We address gender identity and sexual orientation discrimination as part of required anti-harassment training and work towards classifying more single-stall restroom facilities as gender inclusive in our Shacks.
The HUG Fund
One of the ways we embrace Enlightened Hospitality internally is through the administration of our own Help Us Give (HUG) Fund, a 501(c)(3) organization funded by and available for our team members. The HUG Fund was created to support the values in our Shack Pact by providing timely financial assistance to team members impacted by emergency circumstances beyond their control and means. Since launching in 2017, the HUG Fund has provided over 170 grants to help team members dealing with hardships such as loss of income due to major medical setbacks, homelessness or housing insecurity, and other family emergencies. During fiscal 2023, we provided over 40 team members with grants to help alleviate financial hardships or emergency circumstances.
Leadership & Talent Development
We are dedicated to cultivating the human capabilities the Company needs to accomplish its business objectives, and to provide modern content and experiences that develop and retain team members.
At Shake Shack, we continue to rethink how we provide career growth opportunities with lattice mobility replacing the traditional promotion ladder to ensure team members continue to succeed in a market that is rapidly changing. To help develop our Shack leaders, we created a library of content, programs, and approaches essential to scale and grow alongside our people and business. During fiscal 2023, development focus areas included:
▪Providing effective feedback
▪Learning to navigate and lead change
▪Organizing and delegating work
▪The culture of Shake Shack
▪Essential communication methods
▪Hospitality trends and business operations
▪Managing a team and delivering results
▪New learning management system for trainings and measurement of completion and engagement
On-going Leadership Programs
We invest in leadership development programs so that Shake Shack remains a compelling career choice for team members at every level, through their entire career. As our team continues to grow, we believe that our culture of Enlightened Hospitality helps us deliver a consistent Shack experience, and to develop future leaders from within. In fiscal 2023, the learning and talent development team focused on our mission to promote, support, and enable people capabilities. Shake Shack offers a wide variety of programs and courses that are designed to support growth and development including:
▪Executive Education — In fiscal 2023, we launched a 14-week customized leadership course including a 360 degree assessment survey and a capstone project. The course focused on upskilling leaders in key competencies and resulted in 15 high potential leaders receiving Columbia Business School certificates and a 95% satisfaction rate.
▪Women's Leadership — In fiscal 2023, we hosted our largest gathering focused on women's leadership in Shake Shack history, with 88 attendees from all functions present for speakers featuring leaders as teachers covering topics such as advocacy, work-life balance, and finding personal purpose. We focused on developing women leaders with facilitated dialogues with influential women leaders.

Shake Shack Inc. Form 10-K | 6

▪New Manager Leadership Program — Our New Manager Leadership Program within the home office provides new people managers with the tools needed to lead others effectively. The six-week program covers key topics such as building the right team culture, providing critical feedback, and coaching for performance.
▪Shift Up — The Shift Up program is our leadership development program for early career managers providing training to help improve their skill sets and grow their confidence to become senior leaders in our Shacks. This 16-week classroom-style program aligns to our organizational competencies and supports the transfer of learning between graduates through cohort mentoring, business integration and real-world Shack experience. During fiscal 2023, the Shift Up program had 88 participants, of which 14 were promoted into Manager-In-Training, Manager or California Non-Exempt Manager roles.
▪Competency Development — We leaned into our competency development program, launching additional courses in fiscal 2023 and achieving 100% of our core competencies developed and over 50% of our leadership competencies developed. We look forward to continuing to build out our library of courses, including leadership competencies and strategic competencies.
We care about our team and are committed to setting them up for success at Shake Shack and in their future careers. In fiscal 2023, we promoted 3,234 people throughout our Company, 52% of whom were women and 76% were people of color. We are proud of our leaders who graduate from hourly roles to managers, managers to General Managers and General Managers to regional leadership. This year, 72% of our new General Managers and 58% of new Area Directors were promoted from within.
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
Digital Evolution
The focus of our digital strategy is to deliver Enlightened Hospitality to our guests across multiple channels. Through modern platforms, we continuously strive to build more frictionless ways to deliver the tailored Shake Shack experience with convenience and accessibility. Our digital initiatives are defined by each of the following themes:
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
We are focused on driving traffic to our Company-owned web and app channels, including growing the number of web and app sessions by acquiring and converting users across our digital ecosystem. Our mobile apps drive higher frequency and offer a better guest experience, which we will continue to invest in. We also continue to offer third-party delivery through Uber Eats, DoorDash, Grubhub and other third-party delivery providers.
Lifecycle Marketing: Content Cards
Last year, we completed an integration with Braze to unlock new abilities to drive frequency across our digital channels including push notifications and email targeting. In fiscal 2023, we continued the investment here by integrating more of Braze’s product

Shake Shack Inc. Form 10-K | 7

offerings across our own digital channels. Specifically, we implemented Braze’s Content Cards to present personalized offers across our app and web channels. Guests can now see and receive personalized offers and content on our app and web home screens, as well as in their personalized notification center. These features are still in the early adoption phase, but we have already seen incremental sales driven by redemptions of offers on our app and web channels.
Kiosk Product Customization
In September 2023, we introduced a new functionality on our kiosks that highlights a prescribed customization to many of our menu items in order to increase visibility of attachment and modification options to our guests. Since the launch, we continue to refine this feature to ensure our kiosk experience enables us to deliver Enlightened Hospitality to our guests on this channel. We have seen strong adoption from our guests, as we are seeing prescribed customization attachment rates on par or higher than attach rates on our digital platforms.
Digital Hospitality: Live Chat
As our guests have become more accustomed to our digital channels, it is increasingly important for our hospitality team to be able to meet the guest wherever and whenever they prefer. We expanded our customer engagement platform with the launch of a chat feature on our website that allows guests to engage live with our hospitality team to remediate any order issues they encountered. This investment continues to empower our hospitality team to deliver Enlightened Hospitality beyond the in-Shack experience by improving the speed and effectiveness by which we resolve guest contacts.
Large Orders
We have heard from guests that they would like an easier way to order multiple items at once. In response, we introduced large order boxes in the first quarter of 2023, which allows guests to purchase 12 ShackBurgers and 12 servings of crinkle cut fries. Since then, we have expanded the menu items available in large order boxes to include Chicken Shack, Veggie Shack, ‘Shroom Burgers, Cheese Burgers, and Hamburgers.
Location Selection on iOS
We took fiscal 2023 as an opportunity to modernize the location selection experience on our iOS app and introduced a new, map-centric flow that allows guests to seamlessly select a Shack during their order building experience.
Engaging the Community
A Warm Community Gathering Place
Our Shacks are so much more than a place to get burgers, fries and shakes; they’re places for the community to gather. We place a high premium on connecting with our communities through the physical design of our Shacks or by the local causes we support. We provide the option of an omnichannel experience to suit the needs of our guests wherever and however they want their Shack today. We remain laser focused on delivering a great guest experience both digitally and in-Shack with elevated offerings reflective of our fine-dining culinary roots.
No matter the format or region, each Shack is specifically designed to be of its place and connect with its community. The original Shake Shack in Madison Square Park, for instance, was designed to set the tone for a dynamic dialogue inside the park and the surrounding neighborhood. Today, across our domestic and international locations, we secure vibrant sites and give them a hand-crafted, community-appropriate look by blending unique local features with our core Shake Shack design elements. We have also developed a number of iconic brand identifiers, like wrap-around steel beams; open kitchens; large, distinctive menu boards; and comfortable furniture that advances our sustainability initiatives. We believe these identifiers are key components to the expression of the brand and the Shake Shack experience.
The overall atmosphere of our Shacks evokes our original upbeat and relaxed park ambiance, combined with the fine-dining experience that has become part of our brand's DNA. We use high-quality tactile materials, warm lighting that highlights every table and textured wall, as well as seating layouts that encourage guests to relax and stay for a while. Additionally, whenever possible, our Shacks feature either outdoor seating or easy access to a park or green space. We are actively focused on creating standardization and prototypes to bring down build costs over the long term while still maintaining the relaxed atmosphere of Shake Shack's design.

Shake Shack Inc. Form 10-K | 8

Each Shack is designed to convey a consistent brand message while also tailoring marketing efforts to its specific region. We may offer menu items that feature ingredients and beers specific to each Shack's community, and we often team up with local chefs and restaurants to offer our guests unique, collaborative menu items. We also collaborate with local artists and designers to bring beautiful artwork and installations to our Shacks. We participate in local celebrations and develop relationships within the community, helping position Shake Shack as a premium brand that is connected to its neighborhood.
Community and Charitable Partners
In addition to special events, we regularly serve our communities in a variety of ways including 25% Donation Days to show support for local schools and organizations. Guests who participate in these fundraisers have a portion of their order totals donated to a local nonprofit by mentioning the fundraiser when checking out in-Shack or using a fundraiser code on the Shack app for pick-up or delivery. Additionally, we provide a Donation Day flyer for the local school or organization to use as an invitation to the community.
For certain new Shack openings, we partner with local charities for opening day. In some markets, we have existing tenured partnerships with organizations, like Food Bank of the Rockies in Colorado, and in other markets we are building new relationships in our local communities with Shacks we open. At select new Shack openings in fiscal 2023, we donated $1 from each designated menu item sold on opening day to the chosen local nonprofit partner. As we continue to grow our footprint across the U.S., our opening day charitable partners are an example of how we continue to drive home our Stand for Something Good mission.
We listen to our communities and seek opportunities to get involved; whether it is charity events or disaster relief, we are on the ground helping. We regularly donate cash, food and gift cards to support dozens of local nonprofit organizations, schools, and hospitals around the country. For example, in fiscal 2023, we donated approximately $8,000 to local children's hospitals as part of Child Health Day and made donations to local food banks, parks, and youth sports through our Shake Shack Pickleball Club event series. We find ways to support charity events such as serving food at Taste of the Cowboys, Alex's Lemonade Stand, Southern Smoke Festival, DC Commanders Holiday Charity Bowling, Love Rocks NYC and so many more.
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
Social Media
Just as we design our Shacks as community gathering places, our social media strategy creates an online community gathering place. Through our social media presence, we bring Enlightened Hospitality to new audiences by mirroring the in-person experience a guest has when they visit a Shack. We interact with fans across Instagram, TikTok, X (formerly Twitter), Facebook, and more by sharing engaging content, comments, replies and the use of user-generated content; a quick search of "#shakeshack" on Instagram reveals over 1.1 million organic posts from our fans. This year, we doubled down on our creator partnerships, expanded our brand storytelling with new types of content and introduced several timely partnerships from Spirit Halloween to Universal Pictures. In addition to social media, we also connect with our guests through our email marketing program via targeted menu item alerts, local event invites, new Shack opening information and other relevant Shake Shack news.
Media, Product Placement and Influencers
Shake Shack’s unique positioning has helped us garner robust media coverage across food, lifestyle, business and trade publications. We have also been featured across various media outlets, allowing us to increase brand awareness. Shake

Shake Shack Inc. Form 10-K | 9

Shack’s popularity and cultural relevance are reflected in our many celebrity and influencer fans across Hollywood, music, fashion, sports and more leading to Shake Shack showing up organically outside of larger brand initiatives.
Campaigns, Promotions and Events
Throughout fiscal 2023 we continued to extend our brand by collaborating with celebrated chefs, developing new creative concepts, unveiling exciting promotions and participating in special events to drive brand awareness and engage with our guests. These initiatives were key to harnessing the growing strength of the Shake Shack brand and helping it stand out through unique moments. Some notable campaigns, promotions and events included:
▪Veggie Shack & Non-Dairy Launch — After months of taste tests, we unveiled three new plant-based options that are now a part of our core menu. The Veggie Shack comes as a veggie option made from a proprietary blend of real garden vegetables and grains, seared to perfection with American cheese, pickles, crispy onions and ShackSauce all on a toasted potato bun. The Non-Dairy Chocolate Shake and Non-Dairy Frozen Custard are made with NotMilk from NotCo – providing a plant-based dessert option for guests.
▪Truffle Table — To celebrate the White Truffle Menu offerings, we tapped into our fine-dining roots to bring “The Truffle Table” to select Shacks across the country. From February 27 to March 2, participating locations hosted a fine-dining pop-up complete with white tablecloths and a prix fixe tasting menu for $20 per guest.
▪Super Mario Bros x Shake Shack — We teamed up with Nintendo’s The Super Mario Bros movie and offered fans an unforgettable takeover experience at our DUMBO Shack including exclusive menu items like the Gold Star Shake and 4 Cheese ‘Shroom + Fire Sauce. The in-store experience opened to the public and greeted the first 100 guests each day with exclusive swag items. For those not in the New York City area, we offered the chance to win tickets to see the film for any guests who ordered the ‘Shroom burger via the app or online.
▪Trolls x Shake Shack — To bring some extra holiday cheer, we teamed up with DreamWorks for the release of Trolls Band Together and created three holiday shakes inspired by the Trolls characters Poppy, Branch and Viva. The holiday shake trio is inspired by elements of the Trolls Band Together characters as well as exciting new flavors including Pink Sugar Cookie, Mint Chocolate and Cinnamon Roll, served in limited-edition Trolls-themed packaging. To further drive excitement of the shakes, we created three larger-than-life Troll heads that popped up at our West Hollywood and Beverly Hills Shacks in parallel with the movie release.
▪Nina Compton x TABASCO x Shake Shack — We teamed up with renowned award-winning chef Nina Compton to bring a taste of New Orleans to a New York City and New Orleans Shack. Over the course of the two nights across two cities, guests enjoyed a selection of delicious dishes, including Crawfish Grilled Cheese, Gumbo and Chef Nina’s Fried Chicken Sandwich – all infused with the flavors of TABASCO hot sauces.
▪Chief Avocado Officer — To drive awareness of our Avocado Bacon Menu, we invited fans to apply to be Shake Shack’s first-ever Chief Avocado Officer (CAO) through a fun “job application” where they could share their passion for avocados. The CAO campaign served as a unique way to talk about our core menu offerings and play up our premium ingredient story while also giving our fans a new way to engage with the brand. We had an estimated TV audience of over 4 million who watched local news stories about the CAO role as a result of our press outreach.
▪STUDS x Shake Shack — We teamed up with STUDS, a cult-favorite ear-piercing brand, to create a limited-edition Burger huggie earring. In partnership with STUDS, we hosted an influencer event in New York City, consumer events in key markets including Los Angeles, Chicago, New York, and Dallas and coordinated burger drops to key media offices.
▪EEEEEATSCON with the Infatuation — This year, we headlined Chicago, New York City and Los Angeles EEEEEATSCON. In Chicago, we teamed up with Esmé, a fine-dining restaurant known for fun dishes, to create the Esmé Shack and Hot N Spicy Custard featuring Esmé’s signature Cheeto puffs. In New York City, we teamed up with WenWen, a Taiwanese restaurant in Brooklyn, to create the Taiwanese Beef Noodle Soup Burger and a Jade Rouge Milk Tea Sundae. In Los Angeles, we partnered with Found Oyster, a Hollywood-based restaurant bringing east coast seafood shacks and west coast flavors together, to create a Chicken Schnitzel and Loaded Fries.
Capitalizing on Our Brand Strength
Since 2004, Shake Shack has become a globally recognized brand with significant consumer awareness relative to our current footprint of 518 Shacks system-wide. We pride ourselves on providing a vibrant and authentic community gathering place that delivers an exceptional experience to our loyal guests. One great advantage for Shake Shack has been our birthplace and

Shake Shack Inc. Form 10-K | 10

headquarters in New York City, and our origination from a fine-dining company. This gives us tremendous media and brand power, often outweighing our relative size. Shake Shack continues to receive recognition for being a fan and industry favorite. In fiscal 2023, Shake Shack was awarded USA Today 10 Best Reader’s Choice Awards, Newsweek's Greatest Workplaces for Diversity, Fast Company's Innovation by Design (Drive Thru) and more.
Culinary Approach
Shake Shack's unique value proposition is partially defined by our roots in fine-dining. We embrace that heritage and are committed to sourcing premium ingredients, such as antibiotic-free and no added hormone proteins while offering excellent value to our guests. Our core menu is inspired by elevated versions of American classics. We often supplement our menu with limited time offers, and we experiment with potential new categories we may consider adding to the menu over time.
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

Burgers
Our burgers are made with a proprietary whole-muscle blend of 100% all-natural, no added hormone, and antibiotic-free Angus beef, ground fresh, cooked to order and served on a non-GMO potato bun. We take great care in the preparation of our burgers — from sourcing, to handling, to cooking — to ensure their taste and quality is second to none. Our signature burger is the ShackBurger®, a four-ounce cheeseburger topped with lettuce, tomato and ShackSauce™. Our burger offerings also include the SmokeShack®, 'Shroom Burger™ (a vegetarian burger), Shack Stack®, Avocado Bacon Burger and Hamburger.

Chicken
Our Chicken Shack is a 100% all-natural, no added hormone, and antibiotic-free chicken breast, slow cooked in buttermilk and herbs, hand-battered, hand-breaded and crisp-fried to order. Our Chicken Bites are made with all-natural, antibiotic-free whole muscle chicken that is sous-vide cooked for optimum flavor, moisture and texture.

Crinkle Cut Fries
Our classic, passionately beloved crinkle cut fries are made from premium potatoes and are prepared 100% free of artificial trans fats. So many of our guests love the crispiness and ridges of our crinkle cut fries; a nostalgic ode to the roadside burger stand of yesteryear. Guests can also enjoy our Cheese Fries; our crinkle cut fries topped with a proprietary blend of cheddar and American cheese sauce.

Hot Dogs
Shake Shack was born as a hot dog cart in 2001 and we’re proud to honor that legacy by continuing to offer a premium hot dog. Our hot dogs are made from 100% all-natural, no added hormone and antibiotic-free beef.

Shake Shack Inc. Form 10-K | 11

Shakes and Frozen Custard
Our premium, dense, rich and creamy frozen custard, hand-made daily on-site, is crafted from our proprietary vanilla and chocolate recipes. We use only real sugar (no high-fructose corn syrup) and milk from dairy farmers who pledge not to use artificial growth hormones. Shakes remain our guests' favorite in this category, and they're scooped and hand-spun to order.

Beer, Wine and Beverages
Our proprietary ShackMeister® Ale, brewed by Brooklyn Brewery, was specifically crafted to complement the ShackBurger's flavor profile. At select locations, we also offer local craft beers. Our Shack Red®, Shack White® and Shack Rose wines are sourced and produced exclusively by Gotham Project, providing our guests with premium beverage options not commonly found in our industry; a nod to our fine-dining roots. In addition, we serve Abita Root Beer, Shack-made lemonade, organic fresh brewed iced tea, Fifty/Fifty (half lemonade, half organic iced tea), Honest Kids organic apple juice and Shack|20® bottled still and sparkling waters.

Innovation Kitchen
Our Innovation Kitchen is located on the lower level of the West Village Shack in New York City, connected to our home office and allows us to explore exciting new menu items for our guests. The culinary team uses this dedicated space to get even more creative, dig deeper into our fine-dining roots, collaborate with other chefs and explore new opportunities as we continue to grow. The West Village Shack’s menu has all our classic items and features items from the Innovation Kitchen, with guest-favorite test items potentially becoming national limited time offerings and permanent menu items. This space also allows us to house our quality assurance and culinary teams together, ensuring that every item on our menu meets our strict standards.
Shack-Wide Limited Time Offerings ("LTO")
Our LTO program generally features a new, premium burger or chicken sandwich, and special fry options for varying time periods throughout the year along with unique beverages and shakes. Some of our notable LTOs throughout fiscal 2023 were:
▪White Truffle Burger, ‘Shroom and Parmesan Fries — In February, we put an elevated spin on our burger, pairing it with a signature white truffle sauce made with real white truffle oil. The menu also featured our iconic 'Shroom Burger in an LTO menu for the first time ever and White Truffle Parmesan Fries.
▪Bourbon Bacon Jam Burger — In June, we brought back a fan-favorite from 2022 and partnered with renowned bourbon producer Maker’s Mark to feature a burger that showcased a bourbon bacon jam made with Maker’s Mark Bourbon, crispy onions and applewood smoked bacon.
▪Hot Menu — In September we launched a new Hot Menu with the return of our classic Hot Chicken alongside a new Spicy ShackMeister Burger. The menu was complete with Spicy Fries and Spicy Cheese Fries bringing the heat.
▪Featured Shakes — Throughout fiscal 2023 we offered our guests new shakes, including fan-favorites like Tiramisu and OREO Cookie Funnel Cake, while launching exciting new shakes like Dreamsicle and Triple Chocolate Brownie. We partnered with PFLAG during Pride month by encouraging guests to sprinkle their June with Pride by adding sprinkles to any shake or frozen custard; the sprinkle sales were donated to PFLAG. In November, we launched our Troll’s Holiday Shakes, a collaboration with Universal Pictures and DreamWorks Animation to celebrate the launch of the new Trolls Band Together film with tasty shakes inspired by beloved Trolls characters.
▪Lemonades — Throughout fiscal 2023, we launched seasonal flavors like Dragonfruit Pomegranate Lemonade, Kiwi Apple Limeade, Blood Orange Lemonade, Harvest Berry Lemonade and fan-favorite Sunset Lemonade along with corresponding Fifty/Fifty options. We also offered caffeinated versions of these specialty lemonades to add a little boost to guests’ beverages.

Shake Shack Inc. Form 10-K | 12

Exclusive Offerings
In addition to supplementing our menu with Shack-wide LTOs, we also seek to create new, exciting options. Exclusive offerings from fiscal 2023 included:
▪Veggie Shack — In May, we launched a vegetarian sandwich at all locations with crispy onions, pickles, ShackSauce, American cheese, and a vegetarian patty packed with real vegetables and grains like quinoa, mushrooms, and sweet potatoes.
▪Non-Dairy Chocolate Shake and Frozen Custard — In May, we partnered with NotCo and launched a non-dairy chocolate frozen custard and non-dairy chocolate shake at all of our U.S. Shacks.
GROWTH STRATEGIES

During fiscal 2023, we executed on our targeted development strategy which included a balanced portfolio of formats, including drive-thrus, that allowed us to maximize our potential in each market. We opened 82 net new system-wide Shacks and reached 518 Shacks worldwide. We believe we remain well-positioned to continue significant, sustainable financial growth and we plan to continue to execute our growth strategies while remembering to Stand For Something Good in everything we do.
Domestic Company-Operated Shacks
Although we have a strong pipeline of Shacks, further opportunity for growth lies in opening new, domestic Company-operated Shacks as we believe there is still tremendous whitespace to expand in both new and existing U.S. markets. We remain committed to investing with discipline for strong returns as we continue to build a robust pipeline for future growth. In the long-term, we believe we have the potential to grow our current domestic Company-operated Shack footprint to at least 450 Shacks. Of course, the rate of future Shack growth in any particular period is inherently uncertain and is subject to numerous factors beyond our control. As a result, we do not currently have an anticipated timeframe for such expansion.
Domestically, we expanded our Company-operated footprint by opening 41 new Shacks in fiscal 2023, which represents a 16% increase from the prior fiscal year. As of December 27, 2023, we had 295 domestic Company-operated Shacks. Our disciplined expansion strategy is designed to leverage our business model's strength and our brand awareness. For 2024, we are targeting to open approximately 40 new Company-operated Shacks as we continue to be encouraged by the success of our multi-format strategy which includes, but is not limited to, core, drive-thru, flagship, and small format. In addition to opening new Shacks, we continue to focus on improving our same-Shack sales performance by providing a dynamic, personalized guest experience that includes seasonal and Shack-specific offerings, technological upgrades like the Company-owned app, web ordering, and delivery, thoughtful integration with local communities and Enlightened Hospitality. Additionally, we are making greater investments in our direct marketing and promotional initiatives to drive sustainable long-term traffic growth.
Capital Investments & Development
We are deploying capital towards strong returns mainly in building new Shacks, updating our current Shacks and investing in our digital infrastructure. While retaining the exceptional experience Shake Shack is known for, we are developing new prototypes and standards throughout our future Shack classes that will lower costs over time and create an improved guest and team member experience while driving strong returns on capital.
In choosing a new site, we focus first and foremost on the guest experience so that each new location can be the ideal spot for people to gather together or experience Shake Shack the way they choose. We utilize tools that collect and analyze demographic data for both existing and potential sites. In addition to our in-house team of experienced real estate professionals, we also use a national real estate broker to leverage external resources in pursuit of pipeline development. Looking beyond, we are pursuing and developing sites where we can continue to implement our development strategy, including drive-thru concepts.
In fiscal 2023, the average investment cost was approximately $3.0 million, or approximately $2.6 million net of tenant improvement allowances received from our landlords, an increase of roughly 8.3% compared to the prior year. This increase was primarily driven by a few challenging projects, the highest mix of drive-thrus thus far, as well as inflationary pressures and costly permitting and construction delays. The total investment cost of a new Shack, which includes costs related to leasehold

Shake Shack Inc. Form 10-K | 13

improvements, furniture, fixtures and equipment ranged from approximately $1.1 million to $6.4 million. Shacks opened during fiscal 2023 took between 16 and 56 weeks to build, compared to 17 and 52 weeks in the prior year.
Although fiscal 2023 is targeted to be the high water mark for new Shack investment costs, we believe we can build a more standardized operation in a slightly smaller footprint, with less seats and a lower cost to build, while maintaining the great guest experience Shake Shack is known for. In addition to investments in new Shacks, we also undertook some special projects to renovate and refresh some of our existing Shacks. As our Shacks continue to age, we will need to make additional investments to keep them operating effectively.
Shake Shack Drive-Thru
We remain encouraged by the drive-thru opportunity to not only increase our total addressable market but to also provide our guests with an additional option to enjoy Shake Shack. We continue to refine, take down cost to build and improve the model overall for guests and team members alike, including reducing our total experience time, and look forward to significant progress over time. As of December 27, 2023, we had 29 drive-thru Shacks in operation and we are particularly excited to expand drive-thrus in our strong coastal markets in 2024, including Long Island, New York, New Jersey and California, where we generally expect higher brand awareness.
Kiosk & Digital Capital Expenditures
To further support our Shacks and improve the guest experience, we have made investments in various digital tools to expand our reach, laying the groundwork for sustainable, long-term growth.
Kiosk is an example of how we are bridging the in-Shack and digital world. In fiscal 2023, we completed our kiosk retrofit program with approximately 95% of our domestic Company-operated Shacks now having kiosks, making it our largest and fastest growing channel. Kiosk is also our highest margin channel and an important tool we can leverage to learn and improve our marketing efforts over time, maximize labor efficiency, and enhance guest experience. We are also testing further optimization of the kiosk experience with new functionality that allows for upsell add-on opportunities. Additionally, we have implemented plans to further enhance merchandising capabilities, add omnichannel features, and integrate operator management tools.
In addition to scaling our kiosk infrastructure, we continue to make investments in our digital business through digital marketing initiatives and development of additional product features. These enhancements are strategically tailored to promote guest loyalty and retention, as well as to enrich the overall guest experience. Moreover, we have bolstered our home office capacities to provide greater levels of support to our Shacks.
Growing Our Licensed Shack Business
In addition to expanding the footprint of our Company-operated Shacks, we see additional opportunities to continue growing our licensed portfolio by expanding further, both domestically and internationally. To date, our licensed business has been an asset-light and high-return strategy for growing our brand awareness and increasing cash flow. As of December 27, 2023 we had 223 licensed Shacks, of which 184 were international and 39 were domestic.
Through learnings from our licensed partnerships, we are able to share insights with the broader Company and we continue to work with our licensees to navigate macroeconomic uncertainty, inflationary challenges, and geopolitical interdependency across the globe. Thanks to our roots in New York and the success of our licensed Shacks around the world, we continue to attract interest from potential licensees from many different markets. In 2024, we look forward to opening our first Shack in three new markets — Kuala Lumpur, Tel Aviv, and Toronto — and we are optimistic about future expansion opportunities beyond these exciting new markets. The enduring strength of our brand continues to create opportunities to expand domestically and abroad.

Shake Shack Inc. Form 10-K | 14

International Licensed Operations
In fiscal 2023, we opened 38 international Shacks and closed three international Shacks. The 38 new international Shacks included 13 in China and Hong Kong, four in Kuwait, five in Mexico, two in the Philippines, one in Singapore, three in South Korea, two in Thailand, one in The Bahamas, two in Turkey, one in the United Arab Emirates, and four in the United Kingdom. As of December 27, 2023, one of our international Shacks was temporarily closed. Although many international licensed markets have recovered significantly from peak pandemic pressures, conditions remain volatile and ever-changing, especially in China. We remain highly confident in the long-term trajectory of our licensed business, but expect that geopolitical pressures in the Middle East and macroeconomic pressures in China could present challenges in 2024 in terms of number of openings and sales.
Domestic Licensed Operations
In fiscal 2023, we opened six domestic licensed Shacks, including one at Newark Liberty International Airport and five in roadway travel plazas in New Jersey and New York. Our domestic licensed Shacks continue to perform well, driven by continued strength in U.S. airports and roadway locations, which we believe can be a growth opportunity for the licensed business.
OPERATIONS

At Shake Shack, we believe our success depends upon maintaining efficient and nimble operations. Just as we invest in our menu items, digital offerings, drive-thru and in-Shack experience, we take special care to ensure our supply chain, distribution, quality assurance and management information systems are constantly being evaluated and streamlined to ensure cohesiveness.
Focus on Profitability
Profitability is vital to our success and impacts our ability to grow. To maximize profitability, our Shacks must be fully staffed, operating at full capacity with optimized throughput to capture maximum sales potential. In fiscal 2023, we continued to make significant investments in our teams as well as digital and technology initiatives to support our current Shacks and those to come. In light of these investments, we continued to execute on disciplined management of our general and administrative expenses, as we remain committed to improving profitability and strengthening the Company for future growth.
Despite ongoing macro and inflationary pressures, we improved profitability in fiscal 2023 through efficiency and discipline across our Shacks, general and administrative expenses, and capex investments. We are improving Shack profitability by focusing on sales initiatives that target our own, more profitable channels, optimizing labor, improving off-premise profitability, tactical menu pricing supply chain initiatives as well as other opportunities within other operating expenses such as repair and maintenance costs. We believe there are several opportunities to continue to grow long-term profitability and are doubling down on these strategies to execute in 2024 and beyond.
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
These tools provide the home office and operations management quick, easy access to detailed business data, and allow Shack-level managers to spend less time addressing administrative needs. In fiscal 2023, we engaged in efforts to centralize data from across the enterprise to build out our data warehouse. In doing so, we were able to gather new insights and facilitate informed decision making across the organization. Our selected partner brings global reach, and more cost effective access to specialist technical skills and technology services. We expect to continue improving our information technology infrastructure to better serve our business needs and accommodate growth.

Shake Shack Inc. Form 10-K | 15

In fiscal 2023, we commenced a project to consolidate data from across the enterprise to enable fresh insights and informed decision making while ensuring the data is validated, secured and accessible. With an emphasis on cost management, we began to transition our data to hybrid cloud and optimized our cloud infrastructure to support digital growth and analytic ambitions as well as automating repetitive and manual processes. These platforms are already enabling our Business Intelligence team to mine new insights across the organization. In the coming year, our focus will be on adding supply chain data and analytics and delivering insights to help our operators to better run our Shacks.
As cybersecurity continues to be a challenge, our focus remains on enhancing cyber maturity with a combination of end user training, third-party tooling and services, updated policies and benchmarking. During fiscal 2023, we continued to see elevated levels of cyber attacks including phishing, malware and bot attacks.
Sourcing and Supply Chain
We pride ourselves on sourcing premium ingredients from partners who share our dedication to quality, like 100% all-natural proteins with no added hormones or antibiotics, that are humanely raised and source-verified. We are currently sourcing 100% cage-free eggs across our U.S. supply chain and are striving to advance the sourcing in our global supply chain to include 100% cage-free eggs as well, while maintaining the quality and standards we are known for.
Our domestic regional strategy for ground beef production is designed to help ensure we consistently serve freshly ground beef at our domestic Shacks. As we've expanded domestically, we have nine approved raw beef suppliers and 10 approved ground beef processors around the country who produce our burgers on a daily basis. To ensure dependable quality, we have a limited number of domestic suppliers for our major ingredients, including beef patties, chicken, potato buns, custard, portobello mushrooms and cheese sauce.
During fiscal 2023, we purchased all of our (i) ground beef patties from 10 approved ground beef processors, with approximately 41% of our ground beef patties from one supplier; (ii) chicken breasts from two suppliers; (iii) potato buns from one supplier; (iv) custard base from two suppliers; (v) 'Shroom Burgers from one supplier; (vi) crinkle cut fries from two suppliers; and (vii) ShackSauce from one supplier. We believe we have developed a reliable supply chain, but we have also taken strides to identify alternative sources to help lessen the possible interruptions of service and product, including testing with new suppliers.
Distribution
We have a centralized distribution process with one distributor, which we refer to as our "broadline" distributor, to provide virtually all of our food distribution services in the U.S. As of December 27, 2023, approximately 95% of certain food and beverage ingredients including chicken, fries and custard were fulfilled through our broadline distributor for distribution and delivery to each Company-operated Shack which collectively represents approximately 47% of our total purchases.
As of December 27, 2023, we were utilizing 20 affiliated distribution centers to supply our domestic Company-operated Shacks. We recognize that the safety and consistency of our products begins with our suppliers, so suppliers must meet certain criteria and strict quality control standards in the production and delivery of our food and other products. Finally, we regularly evaluate our broadline distributor to ensure the products we purchase conform to our standards and that the prices they offer are competitive.
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

Shake Shack Inc. Form 10-K | 16

Environmental Responsibility
We focus on environmental responsibility across our operations, including with respect to our ingredients, where we are committed to sourcing our premium ingredients from suppliers who share our values, using antibiotic-free and no added hormone proteins from ethically raised animals and non-GMO buns. We remained dedicated in our efforts to reduce our environmental footprint by removing unnecessary packaging elements and switching to more sustainable, certified materials whenever possible, expanding our use of renewable energy and improving our energy management. We track and calculate scope 1 and scope 2 greenhouse gas emissions to report in compliance with industry standards, in order to assess our current standing.
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
INTELLECTUAL PROPERTY

Since our inception, we have strategically and proactively developed our intellectual property portfolio by registering our trademarks and service marks worldwide. As of December 27, 2023, we had 25 registered marks domestically, including registrations of our core marks ("Shake Shack," "Shack Burger," "" and "") and certain other marks, such as Stand for Something Good. Internationally, we have registered our core marks in 81 countries spanning six continents. These marks are registered in multiple international trademark classes, including for restaurant services, food services, non-alcoholic beverages and apparel. We also own the domain www.shakeshack.com as well as over 400 other domain names for use in other markets.
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

Shake Shack Inc. Form 10-K | 17

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
SEASONALITY

Our business is subject to seasonal fluctuations which can impact sales from quarter-to-quarter. We typically see higher sales in the summer months, followed by a slower fall season during the back-to-school months and an increase around the holiday season. However, given our use of a fiscal calendar, there may be some fluctuations between quarters due to holiday shifts in the calendar year. Year-over-year and quarter-to-quarter results can also be impacted by the number and timing of new Shack openings. The effects of the COVID-19 pandemic may continue to have an impact on guest traffic, consumer behaviors and mobility patterns, including work from home trends, which may result in temporary changes in the seasonal fluctuations of our business.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The name, age and position held by each of our named executive officers as of December 27, 2023 is set forth below.

Name	Age	Position
Randy Garutti	48	Chief Executive Officer and Director
Katherine I. Fogertey	40	Chief Financial Officer
Randy Garutti has served as Shake Shack’s Chief Executive Officer and on the Board of Directors since April 2012. Prior to becoming Chief Executive Officer, Mr. Garutti served as Chief Operating Officer of SSE Holdings since January 2010. Prior to leading Shake Shack, Mr. Garutti was the Director of Operations for USHG (NYSE: HUGS), over which Mr. Meyer is the Executive Chairman, overseeing the operations for all its restaurants. In addition, Mr. Garutti served as General Manager of Union Square Cafe and Tabla, both of which won numerous accolades in the hospitality industry. Mr. Garutti graduated from Cornell University’s School of Hotel Administration in 1997. Mr. Garutti currently serves on the board of directors of Block, Inc. (NYSE: SQ). Mr. Garutti also is a member of the board of directors of the Columbus Avenue Business Improvement District, a not-for-profit organization. As previously announced in the Current Report on Form 8-K filed on December 11, 2023, and as further described in the Current Report on Form 8-K filed on January 26, 2024, Mr. Garutti has informed the Company’s Board of Directors that he will retire from the Company in 2024 upon the selection of his successor. Mr. Garutti will continue to lead the Company as its Chief Executive Officer and as an executive Board member through the "Resignation Date" as defined in the January 26, 2024 Form 8-K.. The Company intends to retain Mr. Garutti as an advisor following his service as Chief Executive Officer through the end of 2024 to ensure a proper transition.

Shake Shack Inc. Form 10-K | 18

Katherine I. Fogertey has served as our Chief Financial Officer since June 2021. Prior to joining Shake Shack, Ms. Fogertey spent 16 years at Goldman Sachs, where she recently served as Vice President & Lead Equity Analyst for the Restaurant sector. In this position, she had a heavy focus on the impact of technology on restaurant profitability and market share and built various statistical forecasting models. She additionally developed deep relationships and unique insights into the largest peers in our industry, and currently serves as a Member of the Society of Fellows for the Culinary Institute of America. Prior to covering the Restaurant sector, Ms. Fogertey was a Vice President, Lead Derivative Strategist overseeing single stock options in the U.S.and Latin America as well as global ETFs and market structure. Ms. Fogertey has a BSBA in Accounting, Finance and International Business from Washington University in St. Louis, Olin School of Business.
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
▪Our investments to enhance the customer experience through expanding the availability of our drive-thru options has required and will continue to require significant capital expenditures and may not generate the expected returns.
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
▪Inflationary environment poses a risk to broader demand for restaurants, including ours.
▪Pandemics or disease outbreaks, such as the COVID-19 pandemic, have disrupted, and may continue to disrupt our business, and have materially affected our business, results of operations and our financial condition.
▪The increasing focus on environmental sustainability and social initiatives could increase our costs, harm our reputation and adversely impact our financial results.

Shake Shack Inc. Form 10-K | 20

▪Our international licensed Shacks import many of our proprietary and other core ingredients from the United States and other countries. If this international supply chain is interrupted, our international licensed operations could encounter supply shortages and incur higher costs.
▪We are subject to risks associated with leasing property subject to long-term leases.
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

Regulatory and Legal Risks
▪We have identified a material weakness in our internal control over financial reporting.
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
▪We will continue to incur relatively outsized costs as a result of being a public company and in the administration of our complex organizational structure.
▪Our anti-takeover provisions could prevent or delay a change in control of our Company, even if such change in control would be beneficial to our stockholders.
▪We do not currently expect to pay any cash dividends.

Risks Related to Our Tax Receivable Agreement ("TRA")
▪We will continue to incur relatively outsized costs as a result of our complex organizational structure.
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
We operate in a highly competitive and ever-changing environment. Our long-term success is dependent on our ability to identify, develop and execute appropriate business strategies within this environment. Our current strategies include:
▪Global unit expansion and the refinement of future Shacks to increase our total addressable market and to build an efficient and more standardized operation. This will include developing new prototypes and standards throughout our future Shack classes, as well as our continued focus on increasing our licensed Shack presence, both domestically and abroad, particularly in Asia.
▪Enhancing our omnichannel guest experience. This will occur through leveraging our digital tools to build more frictionless ways to serve our guests and to continue integration of our data platforms enabling segmentation and targeted marketing strategies.
▪Menu innovation, with a focus on LTOs and collaborations which may lead to the expansion of existing menu items.

We may experience challenges in achieving the goals we have set and we may be unsuccessful in executing our strategies once identified and we will be required to make significant capital expenditures to pursue these goals. Conversely, we may also execute on poorly designed strategies that prove to be ineffective or require us to make substantial changes to our strategies in order to produce the desired results. Our strategies may expose us to additional risks, and strategies that have been successful for us in the past may fail to be so in the future or may be more expensive than we currently anticipate. We may incur significant costs and damage our brand if we are unable to identify, develop and execute appropriate business strategies, which could have a material adverse effect on our business, financial condition and results of operations.
Our investments to enhance the customer experience through expanding the availability of our drive-thru options has required and will continue to require significant capital expenditures and may not generate the expected returns.
Our expansion strategies include opening new drive-thru Shacks at desirable locations which will require significant capital expenditures. Our drive-thru formats are larger than our traditional Shacks, which can result in higher real estate costs, and require additional infrastructure and construction costs. If our drive-thru initiatives are not well executed, or if we do not realize the intended benefits of these significant investments, our business results may suffer.
Our primary growth strategy is highly dependent on the availability of suitable locations and our ability to develop and open new Shacks on a timely basis and on terms attractive to us.
One of the key means of achieving our growth strategies will be through opening and operating new Shacks on a profitable basis for the foreseeable future. We must identify target markets where we can enter or expand, taking into account numerous factors such as the location of our current Shacks, the format of our current Shacks, the target consumer base, population density, demographics, traffic patterns, competition, geography and information gathered from our various contacts. We may not be able to open our planned new Shacks within budget or on a timely basis, if at all, given the uncertainty of these factors, which could adversely affect our business, financial condition and results of operations. As we operate more Shacks, our rate of expansion relative to the size of our Shack base will decline.

Shake Shack Inc. Form 10-K | 22

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
▪cost and availability of capital to fund construction costs and pre-opening costs; and
▪COVID-19 or pandemic related factors such as longer permitting cycles and availability of construction and restaurant equipment and services.
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
If the costs of funding new Shacks or renovations or enhancements to existing Shacks exceed budgeted amounts, and/or the time for building or renovation is longer than anticipated, our profits could be reduced. Additionally, recent inflation of material and labor costs in addition to our larger drive-thru formats have resulted in higher construction costs. If we cannot access the capital we need, we may not be able to execute our growth strategy, take advantage of future opportunities or respond to competitive pressures.
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

Shake Shack Inc. Form 10-K | 23

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
Our growth plan includes opening a large number of new Shacks. Our existing personnel, management systems, financial and management controls and information systems may not be adequate to support our planned expansion. See the risk captioned “We have identified a material weakness in our internal control over financial reporting” included below in this Item 1A of this Annual Report on Form 10-K. Our ability to manage our growth effectively will require us to continue to enhance these systems, procedures and controls and to locate, hire, train and retain management and operating personnel, particularly in new markets. We may not be able to respond on a timely basis to all of the changing demands that our planned expansion will impose on management and on our existing infrastructure, or be able to hire or retain the necessary management and operating personnel, which could harm our business, financial condition or results of operations. These demands could cause us to operate our existing business less effectively, which in turn could cause a deterioration in the financial performance of our existing Shacks. If we experience a decline in financial performance, we may decrease the number of or discontinue Shack openings, or we may decide to close Shacks that we are unable to operate in a profitable manner.
New Shacks, once opened, may not be profitable, and may negatively affect Shack sales at our existing Shacks.
Our results have been, and in the future may continue to be, significantly impacted by the timing of new Shack openings (often dictated by factors outside of our control), including landlord, construction and permitting delays, associated Shack pre-opening costs and operating inefficiencies, as well as changes in our geographic concentration. We typically incur the most significant portion of pre-opening costs associated with a given Shack within the several months preceding the opening of the Shack. Our experience has been that labor and operating costs associated with a newly opened Shack for the first several months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of Shack sales. Our new Shacks take a period of time to reach target operating levels due to inefficiencies typically associated with new Shacks, including the training of new personnel, new market learning curves, inability to hire sufficient qualified staff and other factors. We may incur additional costs in new markets, particularly for transportation and distribution, which may impact the profitability of those Shacks. Although we have specific target operating and financial metrics, new Shacks may not meet these targets or may take longer than anticipated to do so. Any new Shacks we open may not be profitable or achieve operating results similar to those of our existing Shacks, which could adversely affect our business, financial condition and results of operations.
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
The level of same-Shack sales growth, which represents the change in year-over-year revenues for domestic Company-operated Shacks open for 24 full months or longer, could affect our overall Shack sales growth. Our ability to increase same-Shack sales depends, in part, on our ability to successfully implement our initiatives to build Shack sales. It is possible such initiatives will not be successful, that we will not achieve our target same-Shack sales growth or that same-Shack sales growth could be negative, which may cause a decrease in Shack sales and profit growth that would adversely affect our business, financial condition or results of operations.

Shake Shack Inc. Form 10-K | 24

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
We do, however, face many challenges in carrying out our mission to Stand For Something Good. We incur higher costs and other risks associated with purchasing high quality ingredients grown or raised with an emphasis on quality and responsible practices and paying highly competitive compensation to our team members. As a result, our food and labor costs may be significantly higher than other companies who do not source high quality ingredients or pay above minimum wage. Additionally, the supply for high quality ingredients may be limited and it may take us longer to identify and secure relationships with suppliers that are able to meet our quality standards and have sufficient quantities to support our growing business. If we are unable to obtain a sufficient and consistent supply for our ingredients on a cost-effective basis, our food costs could increase or we may experience supply interruptions which could have an adverse effect on our operating margins. Additionally, some of our competitors have announced initiatives to offer better quality ingredients, such as antibiotic-free and fresh meat. If this trend continues, it could further limit our supply for certain ingredients and we may lose our competitive advantage as it will be more difficult to differentiate ourselves.
Because we hold ourselves to such high standards, and because we believe our guests have come to have high expectations of us, we may be more severely affected by negative reports or publicity if we fail, or are believed to have failed, to comply with our own standards. The damage to our reputation may be greater than other companies that do not have similar values as us, and it may take us longer to recover from such an incident and gain back the trust of our guests. Our mission to Stand For Something Good also exposes us to criticism from special interest groups who have different opinions regarding certain food issues or who believe we should pursue different strategies and goals. Any adverse publicity that results from such criticism could damage our brand and adversely affect guest traffic.
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
We have a limited number of suppliers for our major ingredients, including beef patties, chicken, potato buns, custard, portobello mushrooms and cheese sauce. In fiscal 2023, we purchased all of our (i) ground beef patties from 10 approved ground beef processors, with approximately 41% of our ground beef patties from one supplier; (ii) chicken breasts from two suppliers; (iii) potato buns from one supplier; (iv) custard base from two suppliers; (v) 'Shroom Burgers from one supplier; (vi) crinkle cut fries from two suppliers; and (vii) ShackSauce from one supplier. Due to this concentration of suppliers, the cancellation of our supply arrangements with any one of these suppliers or the disruption, delay or inability of these suppliers to deliver these major products to our Shacks may materially and adversely affect our results of operations while we establish alternate distribution channels. In addition, if our suppliers fail to comply with food safety or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted. We cannot assure you that we would be able to find replacement suppliers on commercially reasonable terms or a timely basis, if at all.
We contract with one distributor, which we refer to as our "broadline" distributor, to provide virtually all of our food distribution services in the United States. As of December 27, 2023, approximately 95% of certain food and beverage ingredients, including chicken, fries and custard, collectively representing 47% of our purchases, were processed through our broadline distributor for distribution and delivery to each Shack. As of December 27, 2023, we utilized 20 affiliated distribution centers and each

Shake Shack Inc. Form 10-K | 25

distribution center carries two to three weeks of inventory for our core ingredients. In the event of a catastrophe, such as a fire, our broadline distributor can supply the Shacks affected by their respective distribution center from another affiliated distribution center. If a catastrophe, such as a fire, were to occur at the distribution center that services the Shacks located in New York and northern New Jersey, we would be at immediate risk of product shortages because that distribution center supplies approximately 21% of our domestic Company-operated Shacks as of December 27, 2023, which collectively represented 25% of our Shack sales for fiscal 2023. The other 19 distribution centers collectively supply the other 79% of our domestic Company-operated Shacks, which represented the remaining 75% of our Shack sales.
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
We rely, in part, on our licensees and the manner in which they operate their Shacks to develop and promote our business. As of December 27, 2023, 10 licensees operated all of our domestic licensed Shacks and six licensees operated all of our international licensed Shacks, with one such licensee operating 36% of our international licensed Shacks and one such licensee operating 28% of our domestic licensed Shacks. Our licensees are required to operate their Shacks according to the specific guidelines we set forth, which are essential to maintaining brand integrity and reputation, all laws and regulations applicable to Shake Shack and its subsidiaries, and all laws and regulations applicable in the countries in which Shake Shack operates. We provide training to these licensees to integrate them into our operating strategy and culture. However, since we do not have day-to-day control over these Shacks, we cannot give assurance that there will not be differences in product and service quality, operations, labor law enforcement, marketing or that there will be adherence to all of our guidelines and applicable laws at these Shacks. In addition, if our licensees fail to make investments necessary to maintain or improve their Shacks, guest preference for the Shake Shack brand could suffer. Failure of these Shacks to operate effectively could adversely affect the results of operations from our licensed business or have a negative impact on our reputation.
The success of our licensed operations depends on our ability to establish and maintain good relationships with our licensees. The value of our brand and the rapport that we maintain with our licensees are important factors for potential licensees

Shake Shack Inc. Form 10-K | 26

considering doing business with us. If we are unable to maintain good relationships with licensees, we may be unable to renew license agreements and opportunities for developing new relationships with additional licensees may be adversely affected. This, in turn, could have an adverse effect on our business, financial condition and results of operations.
Although we have developed criteria to evaluate and screen prospective developers and licensees, we cannot be certain that the developers and licensees we select will have the business acumen necessary to open and operate successful licensed Shacks in their territory. Our licensees compete for guests with other restaurants in their geographic markets, and the ability of our licensees to compete for guests directly impacts our business, financial condition and results of operations, as well as the desirability of our brand to prospective licensees. Our licensees also complete for employees and may not be able to recruit a sufficient number of individuals to meet their needs or retain qualified individuals to maintain operations. Licensees may not have access to the financial or management resources that they need to open the Shacks contemplated by their agreements with us or to be able to find suitable sites on which to develop them, or they may elect to cease development for other reasons. Licensees may not be able to negotiate acceptable lease or purchase terms for the sites, obtain the necessary permits and governmental approvals or meet construction schedules. Additionally, financing from banks and other financial institutions may not always be available to licensees to construct and open new Shacks. Any of these problems could slow our growth from licensed operations and reduce our licensing revenues.
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
Regardless of the source or cause, any report of food-borne illnesses or food safety issues, whether or not accurate, at one or more of our Shacks, including Shacks operated by our licensees, could adversely affect our brand and reputation, which in turn could result in reduced guest traffic and lower sales. Additionally, we believe that, because our mission to Stand For Something Good promotes the use of premium ingredients, our guests have high expectations of us and we could be more severely affected by incidents of food-borne illnesses or food safety issues than some of our competitors who do not promote such standards. We may also have a more difficult time recovering from a food-borne illness incident and may be required to incur significant costs to repair our reputation.
If any of our guests become ill from food-borne illnesses, we could be forced to temporarily close one or more Shacks or choose to close as a preventative measure if we suspect there was a pathogen in our Shacks. Furthermore, any instances of food contamination, whether or not at our Shacks, could subject us or our suppliers to voluntary or involuntary food recalls and the

Shake Shack Inc. Form 10-K | 27

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

Shake Shack Inc. Form 10-K | 28

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
Digital innovation and growth remains a key focus for us. We continue to execute upon our digital strategy, including the continued integration of our data platforms enabling segmentation and targeted marketing strategies. We believe these digital investments to be a critical differentiator for our business, creating the opportunity to drive greater engagement and frequency with both new and existing guests. As the digital space around us continues to evolve, our technology needs to evolve concurrently to stay competitive with the industry. If we do not maintain and innovate our digital systems that are competitive with the industry, and as we face execution risks around upgrades of existing and new digital platforms, our digital business may be adversely affected and could damage our sales as well as profitability. We rely on third-party service providers for our ordering and payment platforms relating to our mobile app and kiosks. Such services performed by these third parties could be damaged or interrupted by technological issues, which could then result in a loss of sales for a period of time. We also could see higher costs from our digital partners which we may not be able to fully offset by price. Information processed by these third parties could also be impacted by cyber attacks, which could not only negatively impact our sales, but also harm our brand image.
Recognizing the rise in delivery services offered throughout the restaurant industry, we understand the importance of providing such services to meet our guests wherever and whenever they want. We have invested in marketing to promote our delivery partnerships, which could negatively impact our profitability if the business does not continue to expand. We rely on third-party service providers to fulfill delivery orders timely and in a fashion that will satisfy our guests. Errors in providing adequate delivery services may result in guest dissatisfaction, which could also result in loss of guest retention, loss in sales and damage to our brand image. Additionally, as with any third party handling food, such delivery services increase the risk of food tampering while in transit. We developed sealed packaging to provide some deterrence against such potential food tampering. We are also subject to risk if there is a shortage of delivery drivers, which could result in a failure to meet our guests' expectations.
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

Shake Shack Inc. Form 10-K | 29

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
Our competition continues to intensify as new competitors enter the burger, fast casual, quick service and casual dining segments. Many of our competitors emphasize low cost "value meal" menu items or other programs that provide price discounts on their menu items, a strategy we have just begun to test. We also face increasing competitive pressures from some of our competitors who have announced initiatives to offer better quality ingredients, such as antibiotic-free meat.
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
Additionally, as we continue to expand upon our digital strategy and offer more ways to reach our guests through digital channels, such as the app, web ordering and delivery, we compete with other competitors who currently, or are beginning to, offer the same options as well as new and improved technologies. With these digital channels, there is also an increased opportunity for customer credit card fraud to occur, which may have a negative impact on guest traffic and our reputation temporarily.
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

Shake Shack Inc. Form 10-K | 30

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
We currently have nine approved raw beef suppliers and 10 approved beef processors in the United States. If there is a supply issue with all U.S. raw beef, we have 12 approved raw beef suppliers and nine approved beef processors in other countries. The risks to using international suppliers are shipping lead time, shipping costs, potential import duties and U.S. customs. It is unknown at this time how long it would take and at what cost the raw material would be to import from any such other country, but the delay and cost would likely be adverse to our business.
Inflationary environment poses a risk to broader demand for restaurants, including ours.
Our continued success depends on our guests' ability and willingness to pay for rising menu prices across our channels. The restaurant industry broadly has faced widespread inflation over the past two years, and is likely to continue to face inflationary pressures for the foreseeable future. In a bid to help offset these additional cost pressures, many restaurants have raised menu prices as well as charge a premium price through third-party delivery channels. There is risk that guests may not absorb our price increases, resulting in changes to their visit frequencies or purchasing patterns. As of December 2023 and December 2022, the U.S. Bureau of Labor and Statistics reported increases in year-on-year inflation of 5.2% and 8.3%, respectively in the Food Away From Home index and 5.9% and 6.6%, respectively in the Limited-Service Meals index.
Pandemics or disease outbreaks, such as the COVID-19 pandemic, have disrupted, and may continue to disrupt our business, results of operations and our financial condition.
The World Health Organization officially declared the COVID-19 health emergency a global pandemic in March 2020 and subsequently declared an end to the health emergency in May 2023, more than three years after its original declaration. However, the COVID-19 pandemic may continue to impact the United States and the global economy, including impacts to travel, work patterns, commuting, leisure, vacation and other activities in the future. We continue to follow public health guidelines to ensure the health and safety of our teams and guests. An increase in restrictions or a return to shutdowns imposed by governmental authorities may have a material impact to our business, financial condition and results of operations.
Throughout the COVID-19 pandemic, state and local governments in the U.S. and throughout the world have alternated between removing and easing certain restrictions and reintroducing restrictions on businesses, such as imposing curfews, restrictions on public gatherings, human interactions and restaurant operation, depending on the severity of local or regional outbreaks. Additionally, different jurisdictions have seen varying levels of outbreaks or resurgences in outbreaks, and corresponding differences in government responses, which may continue to make it difficult for us to plan or forecast an appropriate response. For example, a material portion of our licensed revenue comes from Asia, a region which has seen more severe restrictions from rising COVID-19 pandemic cases than the United States. In many jurisdictions, the pandemic has continued to disrupt consumer activity and negatively impact the foot traffic in our Shacks, as employees continue to work from home more frequently.
The significance of the operational and financial impact on the Company will depend on how long and widespread the disruptions caused by the COVID-19 pandemic, and the corresponding response to contain the virus and treat those affected by it prove to be. Further uncertain or changing economic and market conditions, including prolonged periods of high unemployment, staffing issues, inflation, deflation or prolonged weak consumer demand or a decrease in consumer discretionary spending, or political or other changes resulting from the pandemic or other factors would continue to impact our business, sales and operating results.
Viruses such as COVID-19 may be transmitted through human contact and airborne delivery, and the risk of contracting viruses could cause team members or guests to avoid gathering in public places. Additionally, government authorities, from time to time, may impose curfews, restrictions on public gatherings, human interactions and restaurant operations which may impact our ability to offer all sales channels at all Shacks, and employees in many jurisdictions continue to work from home at a higher rate. These restrictions and changing travel patterns may adversely affect our guest traffic and the ability to adequately staff our Shacks.

Shake Shack Inc. Form 10-K | 31

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
There has been increasing public focus by investors, environmental activists, the media, governmental and nongovernmental organizations and other stakeholders on a variety of environmental, sustainability, social and governance matters, commonly referred to as "ESG". With respect to the restaurant industry, concerns have been expressed regarding energy management, water management, food and packaging waste management, food safety, nutritional content, labor practices and supply chain and management of food sourcing. We experience pressure to make commitments relating to sustainability matters that affect companies in our industry, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability and the environment. If we are not effective in addressing environmental, sustainability and social matters affecting our industry, or setting and meeting relevant environmental, sustainability or social goals and meeting evolving stakeholder expectations, our brand image may suffer, which could lead to a loss of revenue. Certain investors may choose not to invest in our securities if we do not meet their relevant ESG expectations, which may continue to evolve over time. We may also experience increased costs in order to execute upon our ESG goals and measure achievement of those goals and our ability to achieve any stated goal, target, or objective is subject to numerous factors and conditions, many of which are outside of our control. Any failure to achieve our ESG goals or meeting evolving stakeholder expectations, or a perception of our failure to act appropriately with respect to environmental, sustainability, social or governance matters could adversely affect our business and impact our reputation with investors, guests and other business partners and impact our ability to attract and retain team members. Standards for tracking and reporting on ESG have not been harmonized and continue to evolve. Additionally, this increased focus on ESG has resulted in and may result in new laws, regulations and requirements that could cause us to experience increased reporting or implementation costs or require us to make changes to our operations to comply with those laws, regulations and requirements. These increased costs could have an adverse impact on our business, financial condition and results of operations.
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
We are subject to risks associated with leasing property subject to long-term leases.

We do not own any real property and all of our domestic Company-operated Shacks are located on leased premises. The leases for our Shacks generally have initial terms ranging from 10 to 15 years and typically include two five-year renewal options.

Shake Shack Inc. Form 10-K | 32

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
Our business is subject to the risk of litigation by team members, guests, suppliers, licensees, stockholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. In recent years, restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted from time to time alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal-time deductions, overtime eligibility of exempt managers and failure to pay for all hours worked.
Occasionally, our guests file complaints or lawsuits against us alleging that we are responsible for an alleged illness or injury they suffered at or after a visit to one of our Shacks, including actions seeking damages resulting from alleged food-borne illness or accidents in our Shacks. We are also subject to a variety of other claims from third parties arising in the ordinary course of our business, including contract claims. The restaurant industry has also been subject to claims that the menus and actions of restaurant chains have led to the obesity of certain of their customers.
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
We serve beer and wine at most of our Shacks. Alcoholic beverage control regulations generally require our Shacks to apply to a state authority and, in certain locations, county or municipal authorities for a license that must be renewed annually, or as required, and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of daily operations of our Shacks, including minimum age of patrons and team members, hours of operation, advertising, trade practices, wholesale purchasing, other relationships with alcohol manufacturers, wholesalers and distributors, inventory control and handling, storage and dispensing of alcoholic beverages. Any future failure to comply with these regulations and obtain or retain licenses could adversely affect our business, financial condition and results of operations.
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

Shake Shack Inc. Form 10-K | 33

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
▪concerns over our reported financial results;
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
The restaurant industry depends on consumer discretionary spending, and any economic downturn or disruptions in the overall economy, including high inflation rates, high unemployment, financial market volatility and unpredictability, and political unrest and protests, may cause a related reduction in consumer confidence, which negatively affects the restaurant industry. These factors, as well as national, regional and local regulatory and economic conditions, gasoline prices, energy and other utility costs, conditions in the residential real estate and mortgage markets, health care costs, access to credit, disposable consumer income and consumer confidence, affect discretionary consumer spending. Furthermore, with some of our Shacks located in or near retail malls, general declines in mall traffic experienced by the retail industry over the last few years in general may negatively affect us.
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

Shake Shack Inc. Form 10-K | 34

Because many of our domestic Company-operated Shacks are concentrated in local or regional areas, we are susceptible to economic and other trends and developments, including adverse weather conditions, in these areas.
Since our founding, we have built some of the industry's favorite community gathering places. As a result, much of our real estate footprint has been centered in urban, office, travel and dynamic traffic-driving sales environments. Our urban Shacks make up approximately 39% of our total domestic Company-operated Shacks as of December 27, 2023. Additionally, our financial performance is highly dependent on Shacks located along both the East and West Coasts. As a result, adverse economic conditions in any of these markets or regions could have a material adverse effect on our overall results of operations. In addition, given our geographic concentrations, negative publicity regarding any of our Shacks in these areas and other regional occurrences such as local strikes, terrorist attacks, increases in energy prices, inclement weather or natural or man-made disasters could have a material adverse effect on our business and operations.
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
Like many other retail companies, and because of the prominence of our brand, we have experienced, and will likely continue to experience, attempts to compromise our information technology systems. Additionally, the techniques and sophistication used to conduct cyber-attacks and breaches of information technology systems, as well as the sources and targets of these attacks, change frequently and are often not recognized until such attacks are launched or have been in place for a period of time. While we continue to make significant investment in physical and technological security measures, team member training, and third-party services designed to anticipate cyber-attacks and prevent breaches, our information technology networks and infrastructure or those of our third-party vendors and other service providers could be vulnerable to damage, disruptions, shutdowns or breaches of confidential information due to criminal conduct, team member error or malfeasance, utility failures, natural disasters or other catastrophic events. Due to these scenarios we cannot provide assurance that we will be successful in preventing such breaches or data loss.
Additionally, the information, security and privacy requirements imposed by governmental regulation are increasingly demanding. Our systems may not be able to satisfy these changing requirements and guest and team member expectations, or may require significant additional investments or time in order to do so. Efforts to hack or breach security measures, failures of systems or software to operate as designed or intended, viruses, operator error or inadvertent releases of data all threaten our information systems and records and that of our service providers. A breach in the security of our information technology systems or those of our service providers could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits. Additionally, a significant theft, loss or misappropriation of, or access to, guests' or other proprietary data or other breach of our information technology systems could result in fines, legal claims or proceedings including regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, which could disrupt our operations, damage our reputation and expose us to claims from guests and team members, any of which could have a material adverse effect on our business, financial condition and results of operations.
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

Shake Shack Inc. Form 10-K | 35

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
Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of our information technology systems. Our operations depend upon our ability to protect our computer equipment, kiosks and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses and other disruptive problems. The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, expanding our systems as we grow or a breach in security of these systems could result in loss of sales, interruptions to or delays in our business and guest service and reduce efficiency in our operations. If our information technology systems fail and our redundant systems or disaster recovery plans are not adequate to address such failures, or if our business interruption insurance does not sufficiently compensate us for any losses that we may incur, our revenues and profits could be reduced and the reputation of our brand and our business could be materially adversely affected. In addition, remediation of such problems could result in significant, unplanned capital investments.
Additionally, as we continue to evolve and innovate our digital platforms and enhance our internal systems, we place increasing reliance on third-party vendors to provide infrastructure and other support services. We may be adversely affected if any of our third-party service providers experience any interruptions in their systems, which could potentially impact the services we receive from them and cause a material failure or interruption in our own systems.
Because a component of our strategy is to continue to grow our licensed business internationally, the risks of doing business internationally could lower our revenues, increase our costs, reduce our profits or disrupt our business.
As of December 27, 2023, 184 of our 223 licensed Shacks are located outside the United States and we expect to continue to expand our licensed operations internationally. As a result, we are and will be, on an increasing basis, subject to the risks of doing business outside the United States, including:
▪changes in foreign currency exchange rates or currency restructurings and hyperinflation or deflation in the countries in which we operate;
▪the imposition of restrictions on currency conversion or the transfer of funds or limitations on our ability to repatriate non-U.S. earnings in a tax effective manner;
▪inability to achieve international tax treaty status with select licensed partners;
▪the possibility of business corruption in various international markets;
▪the ability to comply with, or impact of complying with, complex and changing laws, regulations and policies of foreign governments that may affect investments or operations, including foreign ownership restrictions, import and export controls, tariffs, embargoes, intellectual property, licensing requirements and regulations and changes in applicable tax laws;
▪the enforceability of contract rights;
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

Shake Shack Inc. Form 10-K | 36

Any or all of these factors may adversely affect the performance of and revenues we receive from our licensed Shacks located in international markets or cause delays to the licensees' opening timelines. We may also face a loss of sales, globally, related to negative sentiment towards American brands. Our international licensed Shacks operate in several volatile regions that are subject to geopolitical and sociopolitical factors that pose risk to our business operations. If political, social or business conditions were to change we may need to temporarily suspend or cease operations in a particular region or country entirely, close our existing Shacks and suspend our expansion activities. Also, the economy of any region in which our Shacks are located may be adversely affected to a greater degree than that of other areas of the country or the world by certain developments affecting industries concentrated in that region or country. For example, a health outbreak, such as the COVID-19 pandemic, could slow traffic in the impacted regions and could result in a loss of sales. Additionally, in the past, certain licensees have been negatively impacted by currency devaluation, and we have seen a reduction in licensing revenue from those respective Shacks. While these factors and the impact of these factors are difficult to predict, any one or more of them could lower our revenues, increase our costs, reduce our profits or disrupt our business. As our international licensed operations increase, these risks will become more pronounced.
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
We depend on the leadership and experience of key members of our executive management team. As previously announced, our Chief Executive Officer, Randy Garutti, has informed the Company's Board of Directors that he will retire from the Company in 2024. Mr. Garutti will serve as an advisor to the Company following his resignation to ensure a proper transition to his successor. The loss of the services of any of our executive management team members, including Mr. Garutti prior to and during

Shake Shack Inc. Form 10-K | 37

his planned transition period, could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace such personnel on a timely basis or without incurring increased costs, or at all. We do not maintain key person life insurance policies on any of our executive officers. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified personnel. There is a high level of competition for experienced, successful personnel in our industry. Our inability to meet our executive staffing requirements in the future could impair our growth and harm our business.
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
Additionally, we are self-insured for our team member medical plan and partially self-insured for our workers' compensation coverage. We recognize a liability that represents our estimated cost of claims incurred but not reported as of the balance sheet date. Our estimated liability is based on a number of assumptions and factors, including actuarial assumptions and historical trends. Our history of claims experience is short and our significant growth rate could affect the accuracy of our estimates. If a greater amount of claims are reported, or if medial costs increase beyond what we expect, our liabilities may not be sufficient and we could recognize additional expense, which could adversely affect our results of operations.
REGULATORY AND LEGAL RISKS

We have identified a material weakness in our internal control over financial reporting. If our remediation of the material weakness is not effective or if we fail to develop and maintain effective internal controls over financial reporting, our ability to produce timely and accurate financial information or comply with Section 404 of the Sarbanes-Oxley Act of 2002 could be impaired, which could have a material adverse effect on our business and stock price.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), the Sarbanes-Oxley Act of 2002, as amended (the "Sarbanes-Oxley Act"), and the listing standards of the New York Stock Exchange.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. It also requires management to perform an annual assessment of the effectiveness of our internal control over financial reporting and disclosure of any material weaknesses in such controls. We are required to have our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. We have identified a material weakness in our internal control over financial reporting in connection with management review internal controls over the calculation of state deferred taxes and the related income tax expense (benefit). Refer to Note 3, Restatement of Previously Issued Consolidated Financial Statements, in the Consolidated Financial Statements in Part II, Item 8 for additional information. Any failure to remediate the identified material weakness, or to develop or maintain effective controls, or any difficulties encountered in the implementation or improvement of such controls, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods, such as the restatement of our previously issued consolidated financial statements described in more detail in this Annual Report on Form 10-K. Any failure to remediate the identified material weakness, or to implement and maintain effective internal control over financial reporting also could adversely affect the results of management evaluations and independent registered public accounting firm audits of our internal control over financial reporting that we are required to include in our periodic reports that will be filed with the SEC. We can provide no assurance that the measures we are taking and plan to take in the future will remediate the material weakness identified in connection with the restatement, or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements. We continue to evaluate steps to

Shake Shack Inc. Form 10-K | 38

remediate the material weakness. These remediation measures may be time consuming and costly, and there is no assurance that these initiatives will ultimately have the intended effects. Any failure to maintain effective internal control over financial reporting could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the NYSE, the SEC or other regulatory authorities, or other potential claims or litigation. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
The SEC has proposed new rules which, if adopted, would impose significant new disclosure obligations related to climate change, and has recently adopted new rules relating to cybersecurity which have required us to develop and implement effective controls with respect to these new obligations. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which may have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange.
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
We are subject to extensive federal, state, local and foreign laws and regulations, as well as other statutory and regulatory requirements, including those related to:
▪Nutritional content labeling and disclosure requirements - There are various legislative, regulatory and consumer-focused requirements on the food industry including nutritional and advertising practices. These changes have resulted in, and may continue to result in, the enactment of laws and regulations that impact the ingredients and nutritional content of our menu items, or laws and regulations requiring us to disclose the nutritional content of our food offerings. For example, a number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information to customers, or have enacted legislation restricting the use of certain types of ingredients in restaurants. These labeling laws may change consumer buying habits in a way that adversely impacts our sales. Additionally, an unfavorable report on, or reaction to, our menu ingredients, the size of our portions or the nutritional content of our menu items could negatively influence the demand for our offerings.
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

Shake Shack Inc. Form 10-K | 39

▪Employment regulations - We are subject to various federal and state laws governing our employment practices, including laws relating to minimum wage requirements, employee classifications as exempt or non-exempt, payroll and unemployment tax laws, requirements to provide meal and rest periods or other benefits, family leave mandates, requirements regarding working conditions and accommodations to certain employees, citizenship and work authorization requirements, insurance and workers' compensation rules, scheduling notification requirements and anti-discrimination laws. Compliance with these regulations is costly and requires significant resources. For example, the Fair Workweek legislation implemented in New York City requires fast food employers to provide employees with specified notice in scheduling changes and pay premiums for changes made to employees' schedules, among other requirements. Similar legislation has been and may be enacted in other jurisdictions in which we operate as well, and in turn, could result in increased costs. Additionally, we may suffer losses from or incur significant costs to defend claims alleging non-compliance. Although none of our employees are currently covered under collective bargaining agreements, certain employees of other companies in our industry have recently become unionized, and our employees may elect to be represented by labor unions in the future. If a significant number of our employees were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements, it could adversely affect our business, financial condition or results of operations. In addition, a labor dispute involving some or all of our employees may harm our reputation, disrupt our operations and reduce our revenues, and resolution of disputes may increase our costs. Further, if we enter into a new market with unionized construction companies, or the construction companies in our current markets become unionized, construction and build costs for new Shacks in such markets could materially increase.
▪The Affordable Care Act - We are required to provide affordable coverage to substantially all full-time employees, or otherwise be subject to potential excise tax penalties based on the affordability criteria in the Affordable Care Act. Additionally, some states and localities have passed state and local laws mandating the provision of certain levels of health benefits by some employers. Increased health care and insurance costs, as well as the potential increase in participation by our employees who previously had not participated in our medical plan coverage, could have a material adverse effect on our business, financial condition and results of operations.
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

Shake Shack Inc. Form 10-K | 40

▪Privacy and cybersecurity - Our business requires the collection, transmission and retention of large volumes of guest and team member data, including credit and debit card numbers and other personally identifiable information. The collection and use of such information is regulated at the federal and state levels, as well as internationally. Regulatory requirements, both domestic and abroad, have been changing with increasing regulation relating to the privacy, security and protection of data. Such regulatory requirements may become more prevalent in other states and jurisdictions as well. It is our responsibility to ensure we are complying with these laws by taking the appropriate measures as well as monitoring our practices as these laws continue to evolve. As our environment continues to evolve in this digital age and reliance upon new technologies becomes more prevalent, it is imperative we secure the private and sensitive information we collect. Failure to do so, whether through fault of our own information systems or those of outsourced third-party providers, could not only cause us to fail to comply with these laws and regulations, but also could cause us to face litigation and penalties that could adversely affect our business, financial condition and results of operations. Our brand's reputation and our image as an employer could also be harmed by these types of security breaches or regulatory violations.
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
As of December 27, 2023, our federal and state net operating loss (“NOL”) carryforwards, for income tax purposes were $596.3 million and $327.2 million, respectively. If not utilized, $544.5 million of our federal NOLs can be carried forward indefinitely and the remainder will begin to expire in 2035. If not utilized, $49.9 million of our state NOL carryforwards can be carried forward indefinitely, and the remainder will begin to expire in 2024. As of December 27, 2023, the Company had federal tax credit carryforwards of $25.7 million which will begin to expire in 2025 and gross state tax credit carryforwards of $0.4 million which will begin to expire in 2024.
In addition, under Section 382 of the Internal Revenue Code (“IRC”) of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” its ability to use its pre-change NOLs to offset its post-change income may be limited. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We may experience ownership changes in the future, some of which are outside our control. This could limit the amount of NOLs that we can utilize annually to offset future taxable income or tax liabilities. Subsequent statutory or regulatory changes in respect of the utilization of NOLs for federal or

Shake Shack Inc. Form 10-K | 41

state purposes, such as suspensions on the use of NOLs or limitations on the deductibility of NOLs carried forward, or other unforeseen reasons, may result in our existing NOLs expiring or otherwise being unavailable to offset future income tax liabilities.
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
As of December 27, 2023, the non-controlling interest holders control approximately 16.2% of the combined voting power of our common stock through their ownership of both our Class A and Class B common stock. The non-controlling interest holders, for the foreseeable future, have influence over corporate management and affairs, as well as matters requiring stockholder approval. The non-controlling interest holders are able to, subject to applicable law and the voting arrangements, participate in the election of majority of the members of our Board of Directors and actions to be taken by us and our Board of Directors, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. It is possible that the interests of the non-controlling interest holders may in some circumstances conflict with our interests and the interests of our other stockholders. For example, the non-controlling interest holders may have different tax positions from us, especially in light of the tax receivable agreement we entered into with the non-controlling interest holders that provides for the payment by us to the non-controlling interest holders of 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize (the "Tax Receivable Agreement"). This could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when Shake Shack should terminate the Tax Receivable Agreement and accelerate its obligations thereunder. In addition, the determination of future tax reporting positions, the structuring of future transactions and the handling of any future challenges by any taxing authorities to our tax reporting positions may take into consideration these non-controlling interest holders' tax or other considerations, which may differ from the considerations of us or our other stockholders.

Shake Shack Inc. Form 10-K | 42

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
We expect that the amount of the cash payments that we are required to make under the Tax Receivable Agreement will be significant. Any payments made by us to the non-controlling interest holders under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the Tax Receivable Agreement. Payments under the Tax Receivable Agreement are not conditioned on any non-controlling interest holders continued ownership of LLC Interests or our Class A common stock.
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
We have an aggregate of 160,525,685 shares of Class A common stock authorized but unissued, including 2,834,513 shares of Class A common stock issuable upon the redemption or exchange of LLC Interests held by the non-controlling interest holders. Subject to certain restrictions set forth in the SSE Holdings LLC Agreement, the non-controlling interest holders are entitled to have their LLC Interests redeemed or exchanged for shares of our Class A common stock.
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

Shake Shack Inc. Form 10-K | 43

We will continue to incur relatively outsized costs as a result of being a public company and in the administration of our complex organizational structure.
As a public company, we incur significant legal, accounting, insurance and other expenses that we would not incur as a private company, including costs associated with public company reporting requirements. We have also incurred and will continue to incur costs associated with compliance with the Sarbanes-Oxley Act and related rules implemented by the SEC, and will incur additional costs in connection with remediating the material weakness we have identified in our internal control over financial reporting. Refer to Note 3, Restatement of Previously Issued Consolidated Financial Statements, in the Consolidated Financial Statements in Part II, Item 8 for additional information. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing, and the SEC has proposed new rules which, if adopted, would impose significant new disclosure obligations on us related to climate change, and has adopted new rules relating to cybersecurity. These rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming. These laws and regulations also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. Furthermore, if we are unable to continue to satisfy our obligations as a public company, we would be subject to delisting our common stock, fines, sanctions and other regulatory action and potentially civil litigation.
Our organizational structure, including our Tax Receivable Agreement, is very complex and we require the expertise of various tax, legal and accounting advisers to ensure compliance with applicable laws and regulations, and we have identified a material weakness in our internal control over financial reporting in connection with internal controls over the calculation of state deferred taxes and the related income tax expense (benefit). We have and will continue to incur significant expenses in connection with the administration of our organizational structure. As a result, our expenses for legal, tax and accounting compliance may be significantly greater than other companies of our size that do not have a similar organizational structure or a tax receivable agreement in place.
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
RISKS RELATED TO OUR TAX RECEIVABLE AGREEMENT

We will continue to incur relatively outsized costs as a result of our complex organizational structure.
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
Our ability to make scheduled payments of the principal of, to pay special interest on or to refinance our indebtedness, including the $250.0 million 0% Convertible Senior Notes due in 2028 (the “Notes”), depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on

Shake Shack Inc. Form 10-K | 46

the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.
We design and assess our program based on the National Institute of Standards ("NIST") Cybersecurity Framework ("CSF"). This does not imply that we meet any particular technical standards, specifications, or requirements, but that we use the NIST framework as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Shake Shack Inc. Form 10-K | 47

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Our cybersecurity risk management program includes:
▪Risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
▪A security team led by our Chief Information Officer principally responsible for managing our (1) cybersecurity risk assessment processes, (2) security controls, and (3) response to cybersecurity incidents;
▪the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls and designed to anticipate cyber-attacks and prevent breaches;
▪cybersecurity awareness training of our employees, incident response personnel, and senior management;
▪a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
▪a third-party risk management process for service providers, suppliers, and vendors.
Cybersecurity risks are monitored on an ongoing basis, and the security program and practices adjusted as necessary. As part of our ongoing cybersecurity risk management program, we have from time-to-time identified risks or threats to our digital and corporate systems, including attempts to obtain team member credentials through bot and phishing attacks or through social engineering. While these risks and threats, as well as others we identify, require active and ongoing efforts to mitigate, we have not currently identified any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.
Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program, including reviewing risk assessments from management with respect to our information technology systems and procedures, and overseeing our cybersecurity risk management processes.
The Audit Committee receives quarterly reports from management on our cybersecurity risks. In addition, management will update the Audit Committee, as necessary, regarding cybersecurity incidents, that we may experience.
The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our Chief Information Officer, who has been designated as our Chief Information Security Officer ("CISO"), internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.
Our management team, including our Chief Information Officer, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s cybersecurity risk management is led by our Chief Information Officer, who has significant experience across digital innovation and technology-enabled growth, information security, infrastructure, operations and compliance.
Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

Shake Shack Inc. Form 10-K | 48

Item 2. Properties.
Our home office is located at 225 Varick Street, Suite 301, New York, NY 10014. We lease our home office, which is approximately 32,000 square feet and all of our domestic Company-operated Shacks. We also lease an international office in Hong Kong. We do not own any real property, nor do we own or lease any property related to our licensed Shacks. The following table sets forth the number of Company-operated and licensed Shacks by geographic location as of December 27, 2023.

	Company- Operated	Licensed	Total
Alabama	1	—	1
Arizona	4	1	5
California	44	1	45
Colorado	9	1	10
Connecticut	6	—	6
Delaware	1	—	1
District of Columbia	6	1	7
Florida	19	2	21
Georgia	7	1	8
Illinois	10	—	10
Indiana	3	1	4
Kansas	1	—	1
Kentucky	1	—	1
Louisiana	3	1	4
Maryland	8	1	9
Massachusetts	13	—	13
Michigan	7	—	7
Minnesota	4	1	5
Missouri	6	1	7
Nevada	5	2	7
New Hampshire	1	—	1
New Jersey	14	7	21
New York	41	8	49
North Carolina	7	2	9
Ohio	8	1	9
Oregon	3	—	3
Pennsylvania	11	2	13
Rhode Island	2	—	2
Tennessee	4	1	5
Texas	28	2	30
Utah	4	1	5
Virginia	6	1	7
Washington	5	—	5
Wisconsin	3	—	3
DOMESTIC	295	39	334

Bahamas	—	1	1

Shake Shack Inc. Form 10-K | 49

Bahrain	—	2	2
Mainland China, Hong Kong and Macau	—	45	45
Japan	—	13	13
Kuwait	—	16	16
Mexico	—	14	14
Philippines	—	7	7
Qatar	—	5	5
Saudi Arabia	—	5	5
Singapore	—	10	10
South Korea	—	26	26
Thailand	—	2	2
Turkey	—	8	8
United Arab Emirates	—	15	15
United Kingdom	—	14	14
Wales	—	1	1
INTERNATIONAL	—	184	184

SYSTEM-WIDE	295	223	518

Item 3. Legal Proceedings
We are subject to various legal proceedings, claims and liabilities, such as employment-related claims and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance. As of December 27, 2023, we do not expect the amount of ultimate liability with respect to these matters to be material to the Company's financial condition, results of operations or cash flows.

Shake Shack Inc. Form 10-K | 50

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
MARKET INFORMATION

Our Class A common stock is traded on the New York Stock Exchange under the symbol "SHAK."
Our Class B common stock is not listed nor traded on any stock exchange.
HOLDERS OF RECORD

As of February 7, 2024, there were 172 shareholders of record of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or "street name" accounts through brokers. As of February 7, 2024, there were 19 shareholders of record of our Class B common stock.
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

Shake Shack Inc. Form 10-K | 51

STOCK PERFORMANCE GRAPH

The following graph and table illustrate the total return from December 26, 2018 through December 27, 2023 for (i) our Class A common stock, (ii) the Standard and Poor's 500 Index, and (iii) the Standard and Poor’s 600 Restaurants Index, assuming an investment of $100 on December 26, 2018 including the reinvestment of dividends, where applicable.
Comparison of 5 Year Cumulative Total Return

	12/26/2018	12/25/2019	12/30/2020	12/29/2021	12/28/2022	12/27/2023
Shake Shack Inc.	$100.00	$138.74	$196.39	$162.25	$98.47	$175.75
S&P 500 Index	100.00	131.49	155.68	200.37	164.08	207.21
S&P 600 Restaurants Index	100.00	112.39	142.59	136.57	108.84	132.12

Shake Shack Inc. Form 10-K | 52

Item 6. Selected Financial Data.
Not applicable.

Shake Shack Inc. Form 10-K | 53

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
This section and other parts of this Annual Report on Form 10-K (“Form 10-K”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), which are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different from the statements made herein. All statements other than statements of historical fact are forward-looking statements, including, but not limited to, statements about the Company's growth, strategic plan, and liquidity. Forward-looking statements discuss our current expectations and projections relating to our financial position, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "aim," "anticipate," "believe," "estimate," "expect," "forecast," "future," "intend," "likely," "outlook," "potential," "project," "projection," "plan," "seek," "may," "could," "would," "will," "should," "can," "can have," the negatives thereof and other similar expressions.
All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Form 10-K in the context of the risks and uncertainties disclosed in Part I, Item 1A of this Form 10-K under the heading "Risk Factors," in this Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in Item 7A "Quantitative and Qualitative Disclosures About Market Risk."
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
Restatement of Previously Issued Consolidated Financial Statements
The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of the Company’s previously issued Consolidated Financial Statements for the fiscal year ended December 28, 2022.
The restatement was related to incorrect accounting for the deferred tax asset associated with the Company's investment in SSE Holdings, LLC primarily due to incorrect accounting for state tax depreciation. The error led to an overstatement of income tax expense and an understatement of deferred tax assets during the impacted period. The error did not impact total revenue or loss before income taxes for the fiscal year ended December 28, 2022.
Refer to Note 3, Restatement of Previously Issued Consolidated Financial Statements, in the accompanying Consolidated Financial Statements included in Part II, Item 8 for additional information.

Shake Shack Inc. Form 10-K | 54

OVERVIEW

Shake Shack serves modern, fun and elevated versions of American classics using only premium ingredients. We are known for our made-to-order 100% Angus beef burgers, crispy chicken, hand-spun milkshakes, house-made lemonades, beer, wine, and more. With our fine-dining roots and a commitment to crafting uplifting experiences, Shake Shack has become a cult-brand and created a new category, fine-casual.
Our mission is to Stand For Something Good in all aspects of our business, including the talented team we hire and train, the premium ingredients making up our menu, our community engagement and the design of our Shacks. Stand For Something Good is a call to action for all of our stakeholders — our team, guests, communities, suppliers and investors — and we actively invite them all to share in this philosophy with us. This commitment drives our integration into the local communities in which we operate and fosters a deep and lasting connection with our guests.
For discussion of our results of operations and changes in financial condition for fiscal 2022 compared to fiscal 2021 refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended December 28, 2022, filed on February 23, 2023.
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
Recent Business Trends
Fiscal 2023 was a year of milestones at Shake Shack as we surpassed 500 Shacks system-wide, crossed $1 billion in Shack sales, and expanded Shack-level operating profit margin. The thirteen weeks ended December 27, 2023 ended on a high note as we realized positive traffic through the success of our marketing strategies while we continued to expand Shack-level operating profit margin. During the thirteen weeks ended December 27, 2023, we opened a total of 24 Shacks system-wide, including 15 Company-operated Shacks. As of December 27, 2023 there were 518 Shacks open globally.
Same-Shack sales for the thirteen weeks ended December 27, 2023 increased 2.8% compared to the same period last year, with suburban Shacks increasing 5.1% and urban Shacks increasing 0.4%. This increase was driven by a 1.4% increase in price mix primarily due to menu price increases and a 1.4% increase in guest traffic. Same-Shack sales for the fifty-two weeks ended December 27, 2023 increased 4.4% compared to the same period last year wholly driven by an increase in price mix, with suburban Shacks increasing 5.2% and urban Shacks increasing 3.5%. For the purpose of calculating same-Shack sales growth for the thirteen and fifty-two weeks ended December 27, 2023, Shack sales for 209 Shacks were included in the comparable Shack base.

Shake Shack Inc. Form 10-K | 55

Average weekly sales were $76,000 for the thirteen weeks ended December 27, 2023, which was flat compared to the same period last year, driven by higher menu prices, partially offset by menu mix and the performance of the 2022 class of Shacks. Average weekly sales were $75,000 for the fifty-two weeks ended December 27, 2023 compared to $73,000 for the same period last year, driven by higher menu prices and the opening of 41 new domestic Company-operated Shacks.
System-wide sales increased 21.4% to $442.1 million for the thirteen weeks ended December 27, 2023, versus the same period last year. System-wide sales increased 23.5% to $1,702.1 million for the fifty-two weeks ended December 27, 2023, versus the same period last year. Average unit volume for domestic Company-operated Shacks was $3.9 million for the fifty-two weeks ended December 27, 2023 compared to $3.8 million in the same period last year.
Digital sales for the thirteen and fifty-two weeks ended December 27, 2023 increased 15.9% and 6.9% respectively, compared to the same periods last year. Digital sales includes orders placed on the Shake Shack app, website and third-party delivery platforms, which represented 35.0% of Shack sales during the thirteen weeks ended December 27, 2023.

Shake Shack Inc. Form 10-K | 56

Development Highlights
During fiscal 2023, we opened 41 new domestic Company-operated Shacks and 44 new licensed Shacks. There were three permanent international licensed Shack closures and no permanent domestic Company-operated Shack closures in fiscal 2023. Below are Shacks opened during the fourth quarter of 2023.

Location	Type	Opening Date
Puebla, Mexico — Angelópolis	International Licensed	9/28/2023
Round Rock, TX — Round Rock	Domestic Company-operated	10/2/2023
Seattle, WA — Westfield Southcenter	Domestic Company-operated	10/2/2023
Tigard, OR — Bridgeport Village	Domestic Company-operated	10/15/2023
Guadalajara, Mexico — Guadalajara Airport	International Licensed	10/19/2023
Hainan, China — Haikou	International Licensed	10/24/2023
Seoul, South Korea — Mokdong	International Licensed	10/25/2023
Salem, NH — Tuscan Village	Domestic Company-operated	10/29/2023
Raleigh, NC — Village District	Domestic Company-operated	11/8/2023
Colorado Springs, CO — Interquest	Domestic Company-operated	11/8/2023
Tianjin, China — Joy City	International Licensed	11/9/2023
Grand Prairie, TX — Grand Prairie	Domestic Company-operated	11/15/2023
Querétaro, Mexico — Querétaro Drive Thru	International Licensed	11/29/2023
Bangkok, Thailand — EmSphere	International Licensed	12/2/2023
Cedar Park, TX — Cedar Park	Domestic Company-operated	12/4/2023
Liberty Township, OH — Liberty Center	Domestic Company-operated	12/6/2023
Sentosa, Singapore — Sentosa	International Licensed	12/9/2023
North Las Vegas, NV — Craig Road	Domestic Company-operated	12/13/2023
Ogden, UT — Riverdale Road	Domestic Company-operated	12/13/2023
Oxford, United Kingdom — Cornmarket Street	International Licensed	12/18/2023
Saint Louis, MO — Des Peres	Domestic Company-operated	12/20/2023
Webster, TX — Baybrook	Domestic Company-operated	12/20/2023
Nashville, TX — Nashville Tanger Outlets	Domestic Company-operated	12/26/2023
Studio City, CA — Studio City	Domestic Company-operated	12/27/2023

Shake Shack Inc. Form 10-K | 57

RESULTS OF OPERATIONS

The following table summarizes our results of operations for fiscal 2023 and fiscal 2022:

			(As Restated)
(dollar amounts in thousands)	2023		2022
Shack sales	$1,046,819	96.3%	$869,270	96.5%
Licensing revenue	40,714	3.7%	31,216	3.5%
TOTAL REVENUE	1,087,533	100.0%	900,486	100.0%
Shack-level operating expenses(1):
Food and paper costs	305,041	29.1%	261,584	30.1%
Labor and related expenses	304,254	29.1%	257,358	29.6%
Other operating expenses(2)	149,449	14.3%	129,650	14.9%
Occupancy and related expenses	79,846	7.6%	68,508	7.9%
General and administrative expenses(2)	129,542	11.9%	120,009	13.3%
Depreciation and amortization expense	91,242	8.4%	72,796	8.1%
Pre-opening costs	19,231	1.8%	15,050	1.7%
Impairment and loss on disposal of assets	3,007	0.3%	2,425	0.3%
TOTAL EXPENSES	1,081,612	99.5%	927,380	103.0%
INCOME (LOSS) FROM OPERATIONS	5,921	0.5%	(26,894)	(3.0)%
Other income, net	12,776	1.2%	4,127	0.5%
Interest expense	(1,717)	(0.2)%	(1,518)	(0.2)%
INCOME (LOSS) BEFORE INCOME TAXES	16,980	1.6%	(24,285)	(2.7)%
Income tax benefit	(4,010)	(0.4)%	(1,180)	(0.1)%
NET INCOME (LOSS)	20,990	1.9%	(23,105)	(2.6)%
Less: Net income (loss) attributable to non-controlling interests	726	0.1%	(1,876)	(0.2)%
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$20,264	1.9%	$(21,229)	(2.4)%
(1)As a percentage of Shack sales.
(2)The Company elected to reclassify certain marketing expenses for prior periods to conform with the presentation for the fifty-two weeks ended December 27, 2023. These reclassifications had no effect on previously reported Net Income (Loss). For the fifty-two weeks ended December 28, 2022, the Company reclassified $1,219 from Other operating expenses to General and administrative expenses in the accompanying Consolidated Financial Statements.

Shake Shack Inc. Form 10-K | 58

Shack Sales
Shack sales represent the aggregate sales of food, beverages and Shake Shack branded merchandise at our domestic Company-operated Shacks and gift card breakage income. Shack sales in any period are directly influenced by the number of operating weeks in such period and the total number of open Shacks.

(dollar amounts in thousands)	2023	2022
Shack sales	$1,046,819	$869,270
Percentage of Total revenue	96.3%	96.5%
Dollar change compared to prior year	$177,549
Percentage change compared to prior year	20.4%
Shack sales for the fiscal year ended December 27, 2023 increased 20.4% to $1,046.8 million versus the prior year. The increase was primarily due to the class of 2022 being open for a full year, which contributed $72.2 million and the opening of 41 new domestic Company-operated Shacks during the fiscal year, which contributed $71.0 million, as well as increased menu prices.
Licensing Revenue
Licensing revenue is comprised of license fees and opening and territory fees for certain licensed Shacks. License fees are calculated as a percentage of sales and territory fees are payments for the exclusive right to develop Shacks in a specific geographic area.

(dollar amounts in thousands)	2023	2022
Licensing revenue	$40,714	$31,216
Percentage of Total revenue	3.7%	3.5%
Dollar change compared to prior year	$9,498
Percentage change compared to prior year	30.4%
Licensing revenue for the fiscal year ended December 27, 2023 increased 30.4% to $40.7 million versus the prior year. The increase was primarily due to 41 net new licensed Shacks opened during fiscal 2023, which contributed approximately $4.0 million, as well as higher sales at existing licensed Shacks, particularly domestic airports.
Food and Paper Costs
Food and paper costs include the direct costs associated with food, beverage and packaging of our menu items. The components of Food and paper costs are variable by nature, change with sales volume, impacted by menu mix, channel mix and fluctuations in commodity costs, as well as geographic scale and proximity.

(dollar amounts in thousands)	2023	2022
Food and paper costs	$305,041	$261,584
Percentage of Shack sales	29.1%	30.1%
Dollar change compared to prior year	$43,457
Percentage change compared to prior year	16.6%
Food and paper costs for the fiscal year ended December 27, 2023 increased 16.6% to $305.0 million versus the prior year. The increase was primarily due to the opening of 41 new domestic Company-operated Shacks during fiscal 2023, which contributed approximately $19.0 million, as well as increased commodity costs particularly in beef and fries.

Shake Shack Inc. Form 10-K | 59

As a percentage of Shack sales, the decrease in Food and paper costs for fiscal 2023 was primarily due to menu price increases partially offset by higher commodity costs, as mentioned above.
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

(dollar amounts in thousands)	2023	2022
Labor and related expenses	$304,254	$257,358
Percentage of Shack sales	29.1%	29.6%
Dollar change compared to prior year	$46,896
Percentage change compared to prior year	18.2%
Labor and related expenses for the fiscal year ended December 27, 2023 increased 18.2% to $304.3 million versus the prior year. The increase was primarily due to the opening of 41 new domestic Company-operated Shacks during fiscal 2023 as well as openings from the fiscal 2022 class of Shacks weighted to the fourth quarter of 2022.
As a percentage of Shack sales, the decrease in Labor and related expenses for fiscal 2023 was primarily due to sales leverage and labor efficiencies, partially offset by the opening of 41 new domestic Company-operated Shacks during fiscal 2023 and increased wages and salaries at remaining Shacks.
Other Operating Expenses
Other operating expenses consist of delivery commissions, Shack-level marketing expenses, repairs and maintenance, utilities and other operating expenses incidental to operating our domestic Company-operated Shacks, such as non-perishable supplies, credit card fees and property insurance.

(dollar amounts in thousands)	2023	2022
Other operating expenses	$149,449	$129,650
Percentage of Shack sales	14.3%	14.9%
Dollar change compared to prior year	$19,799
Percentage change compared to prior year	15.3%
Other operating expenses for the fiscal year ended December 27, 2023 increased 15.3% to $149.4 million versus the prior year. The increase was primarily due to the opening of 41 new domestic Company-operated Shacks during fiscal 2023, increased facilities costs, mainly utilities, as well as increased transaction costs associated with higher sales.
As a percentage of Shack sales, the decrease in Other operating expenses for fiscal 2023 was primarily due to sales leverage, lower delivery commissions due to a shift in channel mix and decreased repair and maintenance expenses.
Occupancy and Related Expenses
Occupancy and related expenses consist of Shack-level occupancy expenses (including rent, common area expenses and certain local taxes), and exclude occupancy expenses associated with unopened Shacks, which are recorded separately in Pre-opening costs.

Shake Shack Inc. Form 10-K | 60

(dollar amounts in thousands)	2023	2022
Occupancy and related expenses	$79,846	$68,508
Percentage of Shack sales	7.6%	7.9%
Dollar change compared to prior year	$11,338
Percentage change compared to prior year	16.5%
Occupancy and related expenses for the fiscal year ended December 27, 2023 increased 16.5% to $79.8 million versus the prior year. The increase was primarily due to the openings from the fiscal 2022 class of Shacks weighted to the fourth quarter of 2022, which contributed approximately $5.0 million, as well as the opening of 41 new domestic Company-operated Shacks during fiscal 2023.
As a percentage of Shack sales, the decrease in Occupancy and related expenses for fiscal 2023 was primarily due to sales leverage and lower base rent.
General and Administrative Expenses
General and administrative expenses consist of costs associated with corporate and administrative functions that support Shack development and operations, as well as equity-based compensation expense.

(dollar amounts in thousands)	2023	2022
General and administrative expenses	$129,542	$120,009
Percentage of Total revenue	11.9%	13.3%
Dollar change compared to prior year	$9,533
Percentage change compared to prior year	7.9%
General and administrative expenses for the fiscal year ended December 27, 2023 increased 7.9% to $129.5 million versus the prior year. The increase was primarily due to an increase in wages and other team costs to support our Shack growth, professional fees related to a non-recurring matter of $3.4 million, as well as investments in marketing and technology initiatives, partially offset by lower legal expenses compared to the prior year period.
As a percentage of Total revenue, the decrease in General and administrative expenses for fiscal 2023 was primarily due to sales leverage partially offset by the aforementioned items.
Depreciation and Amortization Expense
Depreciation and amortization expense primarily consists of the depreciation of fixed assets, including leasehold improvements and equipment.

(dollar amounts in thousands)	2023	2022
Depreciation and amortization expense	$91,242	$72,796
Percentage of Total revenue	8.4%	8.1%
Dollar change compared to prior year	$18,446
Percentage change compared to prior year	25.3%
Depreciation and amortization expense for the fiscal year ended December 27, 2023 increased 25.3% to $91.2 million versus the prior year. The increase was primarily due to incremental depreciation of capital expenditures related to the class of 2022 Shacks being open for a full year and the opening of 41 new domestic Company-operated Shacks during fiscal 2023, as well as additional depreciation related to technology projects placed in service.

Shake Shack Inc. Form 10-K | 61

As a percentage of Total revenue, the increase in Depreciation and amortization expense for fiscal 2023 was primarily due to the aforementioned items.
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

(dollar amounts in thousands)	2023	2022
Pre-opening costs	$19,231	$15,050
Percentage of Total revenue	1.8%	1.7%
Dollar change compared to prior year	$4,181
Percentage change compared to prior year	27.8%
Pre-opening costs for the fiscal year ended December 27, 2023 increased 27.8% to $19.2 million versus the prior year. The increase was due to increased wages and benefits for our Shack teams related to the timing of Shack openings throughout the year as well as legal costs compared to the prior year period.
Impairment and Loss on Disposal of Assets
Impairment and loss on disposal of assets primarily consists of impairment charges related to our long-lived assets, which includes property and equipment, as well as operating and finance lease assets. Additionally, Impairment and loss on disposal of assets includes the net book value of assets that have been retired which primarily consists of furniture, equipment and fixtures that were replaced in the normal course of business.

(dollar amounts in thousands)	2023	2022
Impairment and loss on disposal of assets	$3,007	$2,425
Percentage of Total revenue	0.3%	0.3%
Dollar change compared to prior year	$582
Percentage change compared to prior year	24.0%
Impairment and loss on disposal of assets for the fiscal year ended December 27, 2023 increased 24.0% to $3.0 million versus the prior year. The increase was primarily due to increases in disposal of home office assets and abandoned construction projects, and the number of Shacks maturing in our base in the current year compared to the prior year.
Other Income, Net
Other income, net consists primarily of interest income, adjustments to liabilities under the Tax Receivable Agreement, dividend income and net unrealized and realized gains and losses from marketable securities.

Shake Shack Inc. Form 10-K | 62

(dollar amounts in thousands)	2023	2022
Other income, net	$12,776	$4,127
Percentage of Total revenue	1.2%	0.5%
Dollar change compared to prior year	$8,649
Percentage change compared to prior year	209.6%
Other income, net for the fiscal year ended December 27, 2023 increased from $4.1 million to $12.8 million versus the prior year. The increase was primarily due to an increase in dividend income generated by Cash and cash equivalents of $6.2 million, related to higher interest rates in fiscal 2023.
Interest Expense
Interest expense generally consists of interest on the current portion of our liabilities under the Tax Receivable Agreement, imputed interest related to our financing equipment leases, amortization of deferred financing costs, interest and fees on our Revolving Credit Facility and amortization of debt issuance costs.

(dollar amounts in thousands)	2023	2022
Interest expense	$(1,717)	$(1,518)
Percentage of Total revenue	(0.2)%	(0.2)%
Dollar change compared to prior year	$(199)
Percentage change compared to prior year	13.1%
Interest expense for the fiscal year ended December 27, 2023 increased 13.1% to $1.7 million versus the prior year. The increase was primarily due to increased finance lease charges partially offset by a decrease in various sales tax audit assessment charges.
Income Tax Benefit
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

		(As Restated)
(dollar amounts in thousands)	2023	2022
Income tax benefit	$(4,010)	$(1,180)
Percentage of Total revenue	(0.4)%	(0.1)%
Dollar change compared to prior year	$(2,830)
Percentage change compared to prior year	239.8%
Our effective income tax rate for the fiscal year ended December 27, 2023 decreased to (23.6)% from 4.9% in the prior year. The decrease in our effective income tax rate was primarily driven by additional benefit related to a decrease in valuation allowance and higher tax credits, partially offset by an increase in foreign tax expense and the revaluation of deferred tax assets as a result of a reduction in certain state income tax rates.

Shake Shack Inc. Form 10-K | 63

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

(dollar amounts in thousands)	2023	2022
Net income (loss) attributable to non-controlling interests	$726	$(1,876)
Percentage of Total revenue	0.1%	(0.2)%
Net income (loss) attributable to non-controlling interests for the fiscal year ended December 27, 2023 improved to income of $0.7 million from a loss of $1.9 million in the prior year. The improvement was primarily due to an increase in net results compared to the same period last year, partially offset by a decrease in the non-controlling interest holders' weighted average ownership, which was 6.7% and 6.9%, respectively for fiscal 2023 and fiscal 2022.
NON-GAAP FINANCIAL MEASURES

To supplement the Consolidated Financial Statements, which are prepared and presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"), we use the following non-GAAP financial measures: Shack-level operating profit, Shack-level operating profit margin, EBITDA, adjusted EBITDA, adjusted EBITDA margin, adjusted pro forma net income (loss), and adjusted pro forma earnings (loss) per fully exchanged and diluted share (collectively the "non-GAAP financial measures").
Shack-Level Operating Profit
Shack-level operating profit, also referred to as restaurant profit, is defined as Shack sales less Shack-level operating expenses which include Food and paper costs, Labor and related expenses, Other operating expenses and Occupancy and related expenses.
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

Shake Shack Inc. Form 10-K | 64

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

(dollar amounts in thousands)	2023	2022	2021
Income (loss) from operations	$5,921	$(26,894)	$(15,853)
Less:
Licensing revenue	40,714	31,216	24,904
Add:
General and administrative expenses(1)	129,542	120,009	87,196
Depreciation and amortization expense	91,242	72,796	58,991
Pre-opening costs	19,231	15,050	13,291
Impairment and loss on disposal of assets(2)	3,007	2,425	1,632
Shack-level operating profit	$208,229	$152,170	$120,353

Total revenue	$1,087,533	$900,486	$739,893
Less: Licensing revenue	40,714	31,216	24,904
Shack sales	$1,046,819	$869,270	$714,989

Shack-level operating profit margin(3,4)	19.9%	17.5%	16.8%
(1)The Company has elected to reclassify certain marketing expenses from Other operating expenses to General and administrative expenses in the accompanying Consolidated Financial Statements for prior periods to be comparable with the classification for the fifty-two weeks ended December 27, 2023.
(2)For the fifty-two weeks ended December 28, 2022, this amount includes a non-cash impairment charge of $0.1 million related to one Shack.
(3)For the fifty-two weeks ended December 28, 2022, Shack-level operating profit margin includes a $1,281 cumulative catch-up adjustment for gift card breakage income, recognized in Shack sales.
(4)As a percentage of Shack sales.
EBITDA and Adjusted EBITDA
EBITDA is defined as Net income (loss) before Interest expense (net of interest income), Income tax benefit and Depreciation and amortization expense. Adjusted EBITDA is defined as EBITDA (as defined above) excluding equity-based compensation expense, Impairment and loss on disposal of assets, amortization of cloud-based software implementation costs, as well as certain non-recurring items that we do not believe directly reflect our core operations and may not be indicative of our recurring business operations.
During the fiscal year ended December 27, 2023, the Company revised its definition of Adjusted EBITDA to exclude deferred lease costs and executive transition costs as adjustments to the measure. The Company believes excluding both of these items improves the usefulness of Adjusted EBITDA as these items are characteristic of the Company’s ongoing operations and such presentation is consistent with other companies in the restaurant industry. Previously reported periods have been revised to conform to the current period presentation.

Shake Shack Inc. Form 10-K | 65

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

		(As Restated)	(As Restated)
(dollar amounts in thousands)	2023	2022	2021
Net income (loss)	$20,990	$(23,105)	$(6,017)
Depreciation and amortization expense	91,242	72,796	58,991
Interest (income) expense, net	(726)	1,518	1,577
Income tax expense (benefit)	(4,010)	(1,180)	(11,318)
EBITDA	107,496	50,029	43,233

Equity-based compensation	15,093	13,326	8,703
Amortization of cloud-based software implementation costs	1,798	1,500	1,245
Impairment and loss on disposal of assets(1)	3,007	2,425	1,632
Legal settlements(2)	619	6,710	560
Severance	211	—	—
CEO transition costs	206	—	—
Gift card breakage cumulative catch-up adjustment	—	(1,281)	—
Debt offering related costs(3)	—	—	231
Other income related to adjustment of liabilities under tax receivable agreement	—	—	(2)
Other(4)	3,386	—	—
Adjusted EBITDA	$131,816	$72,709	$55,602

Adjusted EBITDA margin(5)	12.1%	8.1%	7.5%

(1)For the fifty-two weeks ended December 28, 2022, this amount includes a non-cash impairment charge of $0.1 million related to one Shack.
(2)Refer to Note 18, Commitments and Contingencies, in the accompanying Consolidated Financial Statements, for additional information.
(3)Costs incurred in connection with the Company’s Convertible Notes, issued in March 2021, including consulting and advisory fees. Refer to Note 9, Debt, in the accompanying Consolidated Financial Statements, for additional information.
(4)Related to professional fees for a non-recurring matter.
(5)Calculated as a percentage of Total revenue, which was $1,087.5 million, $900.5 million and $739.9 million, respectively, for the fifty-two weeks ended December 27, 2023, December 28, 2022 and December 29, 2021.

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
During the fiscal year ended December 27, 2023 , the Company revised its definition of Adjusted Pro Forma Net Income to exclude executive transition costs as an adjustment to the measure. Previously reported periods have been revised to conform to the current period presentation. See "EBITDA and Adjusted EBITDA" above for additional information.
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

Shake Shack Inc. Form 10-K | 67

		(As Restated)	(As Restated)
(in thousands, except per share amounts)	2023	2022	2021
Numerator:
Net income (loss) attributable to Shake Shack Inc.	$20,264	$(21,229)	$(4,561)
Adjustments:
Reallocation of Net income (loss) attributable to non-controlling interests from the assumed exchange of LLC Interests(1)	726	(1,876)	(1,456)
Legal settlements(2)	619	6,710	560
Gift card breakage cumulative catch-up adjustment	—	(1,281)	—
Asset impairment charge(3)	—	99	—
Severance	211	—	—
CEO transition costs	206	—	—
Debt offering related costs(4)	—	—	231
Other income related to the adjustment of liabilities under tax receivable agreement	—	—	(2)
Revolving Credit Facility amendments related costs(5)	—	—	323
Other(6)	3,386	—	—
Tax impact of above adjustments (7)	(9,254)	4,636	2,081
Adjusted pro forma net income (loss)	$16,158	$(12,941)	$(2,824)
Denominator:
Weighted average shares of Class A common stock outstanding—diluted	43,899	39,237	39,085
Adjustments:
Assumed exchange of LLC Interests for shares of Class A common stock(1)	—	2,892	2,927
Adjusted pro forma fully exchanged weighted average shares of Class A common stock outstanding—diluted	43,899	42,129	42,012
Adjusted pro forma earnings (loss) per fully exchanged share—diluted	$0.37	$(0.31)	$(0.07)

		(As Restated)	(As Restated)
	2023	2022	2021
Earnings (loss) per share of Class A common stock—diluted	$0.48	$(0.54)	$(0.12)
Assumed exchange of LLC Interests for shares of Class A common stock(1)	—	(0.01)	(0.02)
Non-GAAP adjustments(8)	(0.11)	0.24	0.07
Adjusted pro forma earnings (loss) per fully exchanged share—diluted	$0.37	$(0.31)	$(0.07)
(1)Assumes the exchange of all outstanding LLC Interests for shares of Class A common stock, resulting in the elimination of the non-controlling interest and recognition of the net income (loss) attributable to non-controlling interests. For the thirteen and fifty-two weeks ended December 27, 2023, this exchange is included in weighted-average shares of Class A common stock outstanding-diluted and therefore no additional share and per share adjustments are required.
(2)Expenses incurred to establish accruals related to the settlements of legal matters. Refer to Note 18, Commitments and Contingencies, in the accompanying Consolidated Financial Statements, for additional information.
(3)For the fifty-two weeks ended December 28, 2022, this amount includes a non-cash impairment charge of $0.1 million related to one Shack.
(4)Costs incurred in connection with the Company’s Convertible Notes, issued in March 2021, including consulting and advisory fees. Refer to Note 9, Debt, in the accompanying Consolidated Financial Statements, for additional information.
(5)Expense incurred in connection with the Company's amendments on the Revolving Credit Facility, including the write-off of previously capitalized costs on the Revolving Credit Facility.
(6)Related to professional fees for a non-recurring matter.
(7)For the fifty-two weeks ended December 27, 2023, December 28, 2022 and December 29, 2021, amounts represent the tax effect of the aforementioned adjustments and pro forma adjustments to reflect corporate income taxes at assumed effective tax rates of 24.5%, 31.0% and 83.5%, respectively, which include provisions for U.S. federal income taxes, certain LLC entity-level taxes and foreign withholding taxes, assuming the highest statutory rates apportioned to each applicable state, local and foreign jurisdiction.
(8)Represents the per share impact of non-GAAP adjustments for each period. Refer to the reconciliation of Adjusted Pro Forma Net Income (Loss) above, for additional information.

Shake Shack Inc. Form 10-K | 68

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, short-term investments and availability under our Revolving Credit Facility. As of December 27, 2023, we maintained a Cash and cash equivalents balance of $224.7 million and a short-term investments balance of $68.6 million within Marketable securities. In March 2021, we issued 0% Convertible Senior Notes (“Convertible Notes”), and received $243.8 million of proceeds, net of discounts. Refer to Note 9, Debt, in the accompanying Consolidated Financial Statements, for additional information.
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
In addition, we are obligated to make payments to certain members of SSE Holdings under the Tax Receivable Agreement. As of December 27, 2023, such obligations totaled $235.6 million. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related payments under the Tax Receivable Agreement. Although the amount of any payments that must be made under the Tax Receivable Agreement may be significant, the timing of these payments will vary and will generally be limited to one payment per member per year. The amount of such payments are also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us or to SSE Holdings, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
We believe our existing cash and cash equivalents balances and cash from operations will be sufficient to fund our operating and finance lease obligations, capital expenditures, Tax Receivable Agreement obligations and working capital needs for at least the next 12 months and the foreseeable future.

Shake Shack Inc. Form 10-K | 69

Summary of Cash Flows
The following table presents a summary of our cash flows from operating, investing and financing activities.

		(As Restated)
(in thousands)	2023	2022
Net cash provided by operating activities	$132,139	$76,742
Net cash used in investing activities	(132,320)	(143,424)
Net cash used in financing activities	(5,684)	(5,202)
Effect of exchange rate changes on cash and cash equivalents	(3)	(1)
Net decrease in cash and cash equivalents	(5,868)	(71,885)
Cash and cash equivalents at beginning of period	230,521	302,406
Cash and cash equivalents at end of period	$224,653	$230,521
Operating Activities
For fiscal 2023, net cash provided by operating activities was $132.1 million compared to $76.7 million for fiscal 2022, an increase of $55.4 million. This increase was primarily due to an $69.2 million increase in net results after excluding non-cash charges, partially offset by changes in working capital of $20.0 million. The changes in working capital included the timing and payments of legal settlements and a decrease in the construction in progress accruals due to the timing of shack openings this period compared to the same period last year.
Investing Activities
For fiscal 2023, net cash used in investing activities was $132.3 million compared to $143.4 million for fiscal 2022, a decrease of $11.1 million. This decrease was primarily due to net proceeds from marketable securities activity of $14.5 million partially offset by an increase of $3.6 million in capital expenditures to support our real estate development. The marketable securities activity was the result of the sale of equity securities of $81.5 million and the maturities of held-to-maturity securities of $27.0 million partially offset by purchase of held-to-maturity securities of $94.0 million.
Financing Activities
For fiscal 2023, net cash used in financing activities was $5.7 million compared to $5.2 million for fiscal 2022, an increase of $0.5 million. This increase was primarily due to an increase in withholding taxes related to the vesting of equity awards, partially offset by an increase in proceeds from stock option exercises and a decrease in distributions paid to non-controlling interest holders.
Convertible Notes
In March 2021, we issued $250.0 million aggregate principal amount of 0% Convertible Senior Notes due 2028 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The Convertible Notes will mature on March 1, 2028, unless earlier converted, redeemed or repurchased in certain circumstances. Upon conversion, we pay or deliver, as the case may be, cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at our election. Refer to Note 9, Debt, in the accompanying Consolidated Financial Statements included in Part II, Item 8, for additional information.
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
In June 2023, the Company entered into the fourth amendment to the Revolving Credit Facility ("Fourth Amendment"), which, among other things, modified the benchmark interest rate to either: (i) the base rate plus applicable margin ranging from 0.0% to 1.5% or (ii) the Secured Overnight Financing Rate (“SOFR”) plus applicable margin ranging from 1.0% to 2.5%, in each case

Shake Shack Inc. Form 10-K | 70

depending on the net lease adjusted leverage ratio. As of December 27, 2023 and December 28, 2022, no amounts were outstanding under the Revolving Credit Facility.
The obligations under the Revolving Credit Facility are secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' direct and indirect subsidiaries, with certain exceptions.
The Revolving Credit Facility requires us to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios, as well as other customary affirmative and negative covenants. As of December 27, 2023, we were in compliance with all covenants.
Contractual Obligations
Material contractual obligations arising in the normal course of business primarily consist of operating and finance lease obligations, long-term debt, liabilities under the Tax Receivable Agreement and purchase obligations. The timing and nature of these commitments are expected to have an impact on our liquidity and capital requirements in future periods. Refer to Note 9, Debt and Note 10, Leases, in the accompanying Consolidated Financial Statements included in Part II, Item 8 for additional information relating to our long-term debt and operating and financing leases.
Liabilities under the Tax Receivable Agreement include amounts to be paid to the non-controlling interest holders, assuming we will have sufficient taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. Refer to Note 15, Income Taxes, and Note 18, Commitments and Contingencies, in the accompanying Consolidated Financial Statements included in Part II, Item 8, for additional information relating to our Tax Receivable Agreement and related liabilities.
Purchase obligations include all legally binding contracts, including commitments for the purchase, construction or remodeling of real estate and facilities, firm minimum commitments for inventory purchases, equipment purchases, marketing-related contracts, software acquisition/license commitments and service contracts. The majority of our purchase obligations are due within the next 12 months.
OFF-BALANCE SHEET ARRANGEMENTS

Except for operating leases entered into in the normal course of business where we have not yet taken physical possession of the leased property, certain letters of credit entered into as security under the terms of several of our leases and the unrecorded contractual obligations set forth above, we did not have any other off-balance sheet arrangements as of December 27, 2023.
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

Shake Shack Inc. Form 10-K | 71

Valuation of Long-Lived Assets
We assess potential impairments to our long-lived assets, which includes property and equipment and operating and finance lease assets, at least annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability evaluation is first performed at the market service area level ("MSA"). If the carrying value of the MSA exceeds its estimated undiscounted future cash flows, a secondary recoverability test is performed for all individual Shacks within the identified MSA. An impairment charge is recognized when the carrying amount of the asset exceeds the fair value of the asset, considering external market participant assumptions, and is allocated across all assets of the impaired Shack. Significant judgment is involved in determining the assumptions used in estimating future cash flows, including projected sales growth, operating margins, economic conditions and changes in the operating environment. Changes in these assumptions could have a significant impact on the recoverability of the asset and may result in additional impairment charges.
Leases
We currently lease all of our domestic Company-operated Shacks, the home office, and certain equipment under various lease agreements. Determining the probable term for each lease requires judgement by management and can impact the classification and accounting for a lease as financing or operating, as well as the period for straight-lined rent expense and the depreciation period for lease hold improvements.
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
Concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. As of December 27, 2023, we are in a three-year cumulative loss position. This is considered significant evidence that is difficult to overcome. However, the three-year cumulative loss position is not solely determinative, and, accordingly, management considered all available positive and negative evidence in our analysis. Although we are in a three-year cumulative loss position as of December 27, 2023, we have a recent history of earnings prior to the onset of the COVID-19 pandemic. Additionally, we have returned to a profitable pre-tax earnings position for the year ended December 27, 2023 and are forecasted to continue this trajectory. We have recorded a valuation allowance against certain state tax attributes that are not expected to be utilized prior to expiration. As of December 27, 2023, we had $326.2 million of net deferred tax assets, net of valuation allowances. Based upon the weight of the positive and negative evidence, we determined that the positive evidence outweighs the negative evidence to support the conclusion that future taxable income should be included in the evaluation of the need for a valuation allowance.

Shake Shack Inc. Form 10-K | 72

Liabilities Under Tax Receivable Agreement
As described in Note 15 to the Consolidated Financial Statements included in Item 8, we are a party to the Tax Receivable Agreement under which we are contractually committed to pay the non-controlling interest holders 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of certain transactions. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related TRA Payments. Therefore, we would only recognize a liability for TRA Payments if we determine it is probable that we will generate sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. Estimating future taxable income is inherently uncertain and requires judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions, including projected Shack openings, revenue growth, and operating margins, among others. As of December 27, 2023, we recognized $235.6 million of liabilities relating to our obligations under the Tax Receivable Agreement, after concluding that it was probable that we would have sufficient future taxable income to utilize the related tax benefits. There were no transactions subject to the Tax Receivable Agreement for which we did not recognize the related liability, as we concluded that we would have sufficient future taxable income to utilize all of the related tax benefits generated by all transactions that occurred in fiscal 2023. If we determine in the future that we will not be able to fully utilize all or part of the related tax benefits, we would de-recognize the portion of the liability related the benefits not expected to be utilized.
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

Shake Shack Inc. Form 10-K | 73

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
COMMODITY PRICE RISKS

We are exposed to commodity price risks. Many of the ingredients we use to prepare our food, as well as our packaging materials, are commodities or are affected by the price of other commodities. Factors that affect the price of commodities are generally outside of our control and include foreign and domestic supply and demand, inflation, weather, seasonality and foreign currency exchange rates. For the majority of our major ingredients, we enter into supply contracts, obligating us to purchase specified quantities. However, the prices associated with these supply contracts are generally not fixed and are typically pegged to a commodity market price and, therefore, fluctuate with the market. Significant increases in the price of commodities could have a material impact on our operating results to the extent that such increases cannot be offset by menu price increases or other operating efficiencies.
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
Income (loss) from operations would have decreased or increased by approximately $3.0 million and $2.5 million, respectively, in 2023 and 2022 if all foreign currencies uniformly weakened or strengthened 10% relative to the U.S. dollar, holding other variables constant, including sales volume. The effect of a uniform movement of all currencies by 10% is provided to illustrate a hypothetical scenario and related effect on operating income. Actual results will differ as foreign currencies may move in uniform or different directions, magnitudes, and timing.
INTEREST RATE RISK

We are exposed to interest rate risk through fluctuations in interest rates on certain debt obligations. Our Revolving Credit Facility carries interest at a floating rate. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. As of December 27, 2023, we had no outstanding borrowings under the Revolving Credit Facility.
We are also exposed to interest rate risk through fluctuations of interest rates on our cash and cash equivalent balances. Our cash and cash equivalents consist primarily of money market funds and short-term, highly liquid investments that have original maturities of three months or less. Changes in interest rates affect the interest income we earn, and therefore impact our cash flows and results of operations.
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

Shake Shack Inc. Form 10-K | 74

Item 8. Financial Statements and Supplementary Data.

Shake Shack Inc. Form 10-K | 75

MANAGEMENT'S REPORT

Management's Annual Report on the Consolidated Financial Statements
Management is responsible for the preparation, integrity and objectivity of the accompanying Consolidated Financial Statements and related financial information. The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and necessarily include certain amounts that are based on estimates and informed judgments. Our management also prepared the related financial information included in this Annual Report on Form 10-K and is responsible for its accuracy and consistency with the Consolidated Financial Statements.
Ernst & Young LLP, our independent registered public accounting firm, has audited the Consolidated Financial Statements as of December 27, 2023, as stated in their report herein.
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Prior to filing, management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this assessment, our management identified a material weakness in management review controls over the calculation of state deferred taxes and the related income tax expense (benefit).
During the compilation of the annual financial statements for Shake Shack Inc., management identified a material weakness in internal controls over the calculation of state deferred taxes and the related income tax expense (benefit). We identified material errors in the computation of deferred tax assets that originated at the inception of the Up-C structure. When the Company recorded its deferred taxes, it failed to account for differences between federal and state tax depreciation. The resulting error caused an overstatement of income tax expense and understatement of deferred tax assets during the impacted periods.
Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
The material weakness in our internal control resulted in the restatement of the Company's Consolidated Financial Statements as of and for the years ended December 28, 2022 and December 29, 2021 included in this report. The material weakness did not result in any identified material misstatements in the Consolidated Financial Statements as of and for the year ended December 27, 2023. As a result of the material weakness noted above, management has concluded that our internal control over financial reporting was not effective as of December 27, 2023.
Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.
The material weakness described above, which related to internal controls over the calculation of state deferred taxes and the related income tax expense (benefit), was identified during the performance of our year-end control procedures.

Shake Shack Inc. Form 10-K | 76

We have implemented certain remedial measures including, but not limited to, a review of all existing accounting for income taxes to ensure that it was in compliance with GAAP prior to filing the Consolidated Financial Statements as of and for the year ended December 27, 2023. In addition, we are in the process of developing enhanced control procedures designed to ensure proper accounting for our tax related accounts and balances, which will include adding technical resources to perform and oversee income tax accounting. Based on additional procedures and post-closing review, management concluded that the Consolidated Financial Statements included in this report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented, in conformity with GAAP.
The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control over Financial Reporting
Except as otherwise discussed above, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect such controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Shake Shack Inc. Form 10-K | 77

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Shake Shack Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Shake Shack Inc. (the Company) as of December 27, 2023 and December 28, 2022, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 27, 2023, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 27, 2023 and December 28, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 27, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 27, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2024 expressed an adverse opinion thereon.
Restatement of 2022 and 2021 Financial Statements
As discussed in Note 3 to the consolidated financial statements, the consolidated financial statements as of December 28, 2022 and for the years ended December 28, 2022 and December 29, 2021 have been restated to correct misstatements.
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

Shake Shack Inc. Form 10-K | 78

Measurement of the valuation allowance against deferred tax assets

Description of the Matter
As discussed in Notes 2 and 15 of the consolidated financial statements, a valuation allowance is recognized if the Company determines it is more likely than not that all or a portion of a deferred tax asset will not be recognized. In making such determination, the Company considers all available evidence, including scheduled reversals of deferred tax liabilities, tax planning strategies and recent and forecasted results of operations. As of December 27, 2023, the Company is in a three-year cumulative book loss position and is looking to its forecasted future U.S. taxable income to conclude that it is more likely than not that these deferred tax assets, except for certain local unincorporated business tax credits and state loss carryforwards, will be fully realized prior to their expiration. As of December 27, 2023, the Company had a net deferred tax asset balance for U.S. income taxes of $326.2 million, for which a valuation allowance of $0.4 million was provided.

Auditing management’s analysis of the realizability of these U.S. deferred tax assets is highly judgmental because it requires the evaluation of positive and negative evidence to support the position that the Company will generate sufficient future U.S. taxable income to realize the deferred tax assets as tax deductions on future income tax returns. The Company’s forecasted financial information, which is inherently subjective, is a significant component of management’s analysis.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s evaluation of deferred tax asset realizability. In addition, we obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s financial forecasting process. Such controls include management’s review of forecasted pretax income, including significant assumptions such as projected Shack openings, operating margins, and operating costs, among others.

In our testing of management’s assessment of deferred tax asset realizability as described above, we performed audit procedures that included, among others, evaluating the conclusions reached by the Company regarding the realizability of deferred tax assets, which involved performing procedures over (i) the scheduled reversal of deferred taxes and (ii) forecasted financial information. In order to test management’s financial forecasts, we assessed the historical accuracy of management’s forecasts and compared the significant assumptions used to current industry and economic trends and changes to the Company’s operations. In addition, we performed sensitivity analyses to evaluate the impact of changes in assumptions to future taxable income and ultimately, realizability of deferred tax assets.

Measurement of the Tax Receivable Agreement liability

Description of the Matter
As discussed in Note 15 of the consolidated financial statements, the Company has a Tax Receivable Agreement (“TRA”) with certain current and historical holders of LLC interests, which is a contractual commitment to distribute 85% of any tax benefits (“TRA Payment”), realized or deemed to be realized by the Company to the parties to the TRA. The TRA payments are contingent upon, among other things, the generation of future taxable income over the term of the TRA and future changes in tax laws. As of December 27, 2023, the Company’s liability due to the holders of LLC interests under the TRA (“TRA liability”), was $235.6 million.

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

Shake Shack Inc. Form 10-K | 79

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for determining the measurement of the Company’s TRA obligation. Such controls include management review controls over the computation of the TRA liability, which is based on several inputs including the Company’s share of the tax basis in the LLC, as discussed above, as well as the estimate of future qualified taxable income over the term of the TRA. We also tested management’s review control over the calculation of the TRA liability in accordance with the terms set out in the TRA.

We tested the measurement of the Company’s TRA liability by performing audit procedures that included, among others, evaluating the reasonableness and existence of the redemption activity, and recalculating the Company’s share of the tax basis in the net assets of LLC.. To test the Company’s position that there is sufficient future taxable income to realize the tax benefits related to the redemptions discussed above, we evaluated the assumptions used by management to develop the projections of future taxable income. For example, we compared management’s projections of future taxable income with the actual results of prior periods, as well as management’s consideration of current industry and economic trends. We also recalculated the TRA liability and verified the calculation of the TRA liability was in accordance with the terms set out in the TRA.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2014.
New York, New York
February 29, 2024

Shake Shack Inc. Form 10-K | 80

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Shake Shack Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Shake Shack Inc.’s (the Company’s) internal control over financial reporting as of December 27, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Shake Shack Inc. (the Company) has not maintained effective internal control over financial reporting as of December 27, 2023, based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in internal controls over the calculation of state deferred taxes and the related income tax expense (benefit).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 27, 2023 and December 28, 2022, the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 27, 2023, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”) and our report dated February 29, 2024 expressed an unqualified opinion thereon. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated February 29, 2024, which expressed an unqualified opinion thereon.
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

Shake Shack Inc. Form 10-K | 81

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP

New York, New York
February 29, 2024

Shake Shack Inc. Form 10-K | 82

SHAKE SHACK INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

		(As Restated)
	December 27 2023	December 28 2022
ASSETS
Current assets:
Cash and cash equivalents	$224,653	$230,521
Marketable securities	68,561	80,707
Accounts receivable, net	16,847	13,877
Inventories	5,404	4,184
Prepaid expenses and other current assets	18,967	14,699
Total current assets	334,432	343,988
Property and equipment, net of accumulated depreciation of $376,760 and $290,362, respectively	530,995	467,031
Operating lease assets	398,296	367,488
Deferred income taxes, net	326,208	317,626
Other assets	15,926	15,817
TOTAL ASSETS	$1,605,857	$1,511,950
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,273	$20,407
Accrued expenses	54,742	47,945
Accrued wages and related liabilities	20,945	17,576
Operating lease liabilities, current	49,004	42,238
Other current liabilities	17,103	19,552
Total current liabilities	164,067	147,718
Long-term debt	245,636	244,589
Long-term operating lease liabilities	464,533	427,227
Liabilities under tax receivable agreement, net of current portion	235,613	234,893
Other long-term liabilities	26,638	20,687
Total liabilities	1,136,487	1,075,114
Commitments and contingencies (Note 18)
Stockholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of December 27, 2023 and December 28, 2022.	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 39,474,315 and 39,284,998 shares issued and outstanding as of December 27, 2023 and December 28, 2022, respectively.	39	39
Class B common stock, $0.001 par value—35,000,000 shares authorized; 2,834,513 and 2,869,513 shares issued and outstanding as of December 27, 2023 and December 28, 2022, respectively.	3	3
Additional paid-in capital	426,601	415,649
Retained earnings (accumulated deficit)	16,777	(3,487)
Accumulated other comprehensive loss	(3)	—
Total stockholders' equity attributable to Shake Shack Inc.	443,417	412,204
Non-controlling interests	25,953	24,632
Total equity	469,370	436,836
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,605,857	$1,511,950
See accompanying Notes to Consolidated Financial Statements.

Shake Shack Inc. Form 10-K | 83

SHAKE SHACK INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share amounts)

	Fiscal Year Ended
		(As Restated)	(As Restated)
	December 27 2023	December 28 2022	December 29 2021
Shack sales	$1,046,819	$869,270	$714,989
Licensing revenue	40,714	31,216	24,904
TOTAL REVENUE	1,087,533	900,486	739,893
Shack-level operating expenses:
Food and paper costs	305,041	261,584	218,262
Labor and related expenses	304,254	257,358	215,114
Other operating expenses	149,449	129,650	102,032
Occupancy and related expenses	79,846	68,508	59,228
General and administrative expenses	129,542	120,009	87,196
Depreciation and amortization expense	91,242	72,796	58,991
Pre-opening costs	19,231	15,050	13,291
Impairment and loss on disposal of assets	3,007	2,425	1,632
TOTAL EXPENSES	1,081,612	927,380	755,746
INCOME (LOSS) FROM OPERATIONS	5,921	(26,894)	(15,853)
Other income, net	12,776	4,127	95
Interest expense	(1,717)	(1,518)	(1,577)
INCOME (LOSS) BEFORE INCOME TAXES	16,980	(24,285)	(17,335)
Income tax benefit	(4,010)	(1,180)	(11,318)
NET INCOME (LOSS)	20,990	(23,105)	(6,017)
Less: Net income (loss) attributable to non-controlling interests	726	(1,876)	(1,456)
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$20,264	$(21,229)	$(4,561)
Earnings (loss) per share of Class A common stock:
Basic	$0.51	$(0.54)	$(0.12)
Diluted	$0.48	$(0.54)	$(0.12)
Weighted average shares of Class A common stock outstanding:
Basic	39,419	39,237	39,085
Diluted	43,899	39,237	39,085
See accompanying Notes to Consolidated Financial Statements.

Shake Shack Inc. Form 10-K | 84

SHAKE SHACK INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Fiscal Year Ended
		(As Restated)	(As Restated)
	December 27 2023	December 28 2022	December 29 2021
Net income (loss)	$20,990	$(23,105)	$(6,017)
Other comprehensive loss, net of tax(1):
Change in foreign currency translation adjustment	(3)	(1)	(2)
OTHER COMPREHENSIVE LOSS	(3)	(1)	(2)
COMPREHENSIVE INCOME (LOSS)	20,987	(23,106)	(6,019)
Less: Comprehensive income (loss) attributable to non-controlling interests	726	(1,876)	(1,456)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$20,261	$(21,230)	$(4,563)
(1)Net of tax benefit of $0 for fiscal years ended December 27, 2023, December 28, 2022 and December 29, 2021.

See accompanying Notes to Consolidated Financial Statements.

Shake Shack Inc. Form 10-K | 85

SHAKE SHACK INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE DECEMBER 30, 2020 (As Reported)	38,717,790	$39	2,951,188	$3	$395,067	$12,209	$3	$27,172	$434,493
Effect of restatement	—	—	—	—	—	10,094	—	—	10,094
BALANCE DECEMBER 30, 2020 (As Restated)	38,717,790	39	2,951,188	3	395,067	22,303	3	27,172	444,587
Net loss	—	—	—	—	—	(4,561)	—	(1,456)	(6,017)
Other comprehensive income:
Net change in foreign currency translation adjustment	—	—	—	—	—	—	(2)	—	(2)
Equity-based compensation	—	—	—	—	8,803	—	—	—	8,803
Activity under stock compensation plan	395,006	—	—	—	1,829	—	—	1,348	3,177
Redemption of LLC interests	29,601	—	(29,601)	—	33	—	—	(33)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	225	—	—	—	225
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	(968)	(968)
BALANCE DECEMBER 29, 2021 (As Restated)	39,142,397	39	2,921,587	3	405,957	17,742	1	26,063	449,805
Net loss	—	—	—	—	—	(21,229)	—	(1,876)	(23,105)
Other comprehensive income:
Net change in foreign currency translation adjustment	—	—	—	—	—	—	(1)	—	(1)
Equity-based compensation	—	—	—	—	13,518	—	—	—	13,518
Activity under stock compensation plan	90,527	—	—	—	(2,978)	—	—	1,168	(1,810)
Redemption of LLC interests	52,074	—	(52,074)	—	313	—	—	(313)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(1,161)	—	—	—	(1,161)
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	(410)	(410)
BALANCE DECEMBER 28, 2022 (As Restated)	39,284,998	39	2,869,513	3	415,649	(3,487)	—	24,632	436,836
Net income	—	—	—	—	—	20,264	—	726	20,990
Other comprehensive income:
Net change in foreign currency translation adjustment	—	—	—	—	—	—	(3)	—	(3)
Equity-based compensation	—	—	—	—	15,174	—	—	—	15,174
Activity under stock compensation plan	154,317	—	—	—	(3,271)	—	—	1,022	(2,249)
Redemption of LLC interests	35,000	—	(35,000)	—	265	—	—	(265)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(1,216)	—	—	—	(1,216)
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	(162)	(162)
BALANCE DECEMBER 27, 2023	39,474,315	$39	2,834,513	$3	$426,601	$16,777	$(3)	$25,953	$469,370
See accompanying Notes to Consolidated Financial Statements.

Shake Shack Inc. Form 10-K | 86

SHAKE SHACK INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
		(As Restated)	(As Restated)
	December 27 2023	December 28 2022	December 29 2021
OPERATING ACTIVITIES
Net income (loss) (including amounts attributable to non-controlling interests)	$20,990	$(23,105)	$(6,017)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	91,242	72,796	58,991
Amortization of debt issuance costs	1,047	1,047	867
Amortization of cloud computing asset	1,798	1,500	1,245
Non-cash operating lease cost	67,781	58,801	50,888
Equity-based compensation	14,888	13,326	8,703
Deferred income taxes	(9,074)	(5,014)	(14,473)
Non-cash interest expense	116	218	353
(Gain) loss on sale of marketable securities	(81)	—	5
Net amortization of discount on held-to-maturity securities	(1,620)	—	—
Impairment and loss on disposal of assets	3,007	2,425	1,632
Other non-cash income	—	—	(2)
Unrealized loss on equity securities	—	158	277
Changes in operating assets and liabilities:
Accounts receivable	(2,970)	9,139	(4,193)
Inventories	(1,220)	(334)	(962)
Prepaid expenses and other current assets	(2,253)	(2,473)	4,913
Other assets	(6,307)	(8,065)	(2,722)
Accounts payable	687	3,541	(6,450)
Accrued expenses	9,513	3,502	7,175
Accrued wages and related liabilities	3,328	2,859	4,200
Other current liabilities	(2,809)	8,541	(1,166)
Operating lease liabilities	(58,216)	(61,364)	(43,417)
Other long-term liabilities	2,292	(756)	(1,443)
NET CASH PROVIDED BY OPERATING ACTIVITIES	132,139	76,742	58,404
INVESTING ACTIVITIES
Purchases of property and equipment	(146,167)	(142,559)	(101,495)
Purchases of held-to-maturity securities	(94,019)	—	—
Maturities of held-to-maturity securities	27,078	—	—
Purchases of equity securities	(690)	(865)	(47,399)
Sales of equity securities	81,478	—	4,004
NET CASH USED IN INVESTING ACTIVITIES	(132,320)	(143,424)	(144,890)
FINANCING ACTIVITIES
Proceeds from issuance of convertible notes, net of discount	—	—	243,750
Deferred financing costs	—	—	(169)
Payments on principal of finance leases	(3,272)	(2,974)	(2,694)
Distributions paid to non-controlling interest holders	(162)	(410)	(968)
Debt issuance costs	—	—	(1,075)
Net proceeds from stock option exercises	744	424	6,731
Employee withholding taxes related to net settled equity awards	(2,994)	(2,242)	(3,554)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(5,684)	(5,202)	242,021
Effect of exchange rate changes on cash and cash equivalents	(3)	(1)	(2)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,868)	(71,885)	155,533
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	230,521	302,406	146,873
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$224,653	$230,521	$302,406
Supplemental cash flow information and non-cash investing and financing activities are further described in the accompanying notes.
See accompanying Notes to Consolidated Financial Statements.

Shake Shack Inc. Form 10-K | 87

SHAKE SHACK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Shake Shack Inc. Form 10-K | 88

NOTE 1: NATURE OF OPERATIONS

Shake Shack Inc. was formed on September 23, 2014 as a Delaware corporation for the purpose of facilitating an initial public offering and other related transactions in order to carry on the business of SSE Holdings, LLC and its subsidiaries ("SSE Holdings"). Shake Shack Inc. is the sole managing member of SSE Holdings and, as sole managing member, the Company operates and controls all of the business and affairs of SSE Holdings. As a result, the Company consolidates the financial results of SSE Holdings and reports a non-controlling interest representing the economic interest in SSE Holdings held by the other members of SSE Holdings. As of December 27, 2023 the Company owned 93.3% of SSE Holdings. Unless the context otherwise requires, "we," "us," "our," "Shake Shack," the "Company" and other similar references, refer to Shake Shack Inc. and, unless otherwise stated, all of its subsidiaries, including SSE Holdings.
The Company operates and licenses Shake Shack restaurants ("Shacks"), which serve burgers, chicken, hot dogs, crinkle cut fries, shakes, frozen custard, beer, wine and more. As of December 27, 2023, there were 518 Shacks in operation, system-wide, of which 295 were domestic Company-operated Shacks, 39 were domestic licensed Shacks and 184 were international licensed Shacks.
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
The Company has elected to reclassify certain marketing expenses for prior periods to conform with the presentation for the fiscal year ended December 27, 2023. These reclassifications had no effect on previously reported Net Income (Loss). For the fiscal year ended December 28, 2022 and December 29, 2021, the Company reclassified $1,219 and $1,200, respectively from Other operating expenses to General and administrative expenses in the accompanying Consolidated Statements of Income (Loss).
SSE Holdings is considered a variable interest entity. Shake Shack Inc. is the primary beneficiary as the Company has the majority economic interest in SSE Holdings and, as the sole managing member, has decision making authority that significantly affects the economic performance of the entity, while the limited partners have no substantive kick-out or participating rights. As a result, the Company consolidates SSE Holdings. The assets and liabilities of SSE Holdings represent substantially all of the Company's consolidated assets and liabilities with the exception of certain deferred taxes and liabilities under the Tax Receivable Agreement. As of December 27, 2023 and December 28, 2022, the net assets of SSE Holdings were $388,250 and $362,571, respectively. The assets of SSE Holdings are subject to certain restrictions in SSE Holdings' revolving credit agreement. Refer to Note 9, Debt, and Note 15, Income Taxes, for additional information.
Fiscal Year
The Company operates on a 52/53 week fiscal year ending on the last Wednesday of December. Fiscal 2023 contained 52 weeks and ended on December 27, 2023 ("fiscal 2023"). Fiscal 2022 contained 52 weeks and ended on December 28, 2022 ("fiscal 2022"). Fiscal 2021 contained 52 weeks and ended on December 29, 2021 ("fiscal 2021"). Unless otherwise stated, references to years in this report relate to fiscal years.
Use of Estimates
The preparation of these Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the

Shake Shack Inc. Form 10-K | 89

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
Marketable Securities
Marketable securities classified as available-for-sale securities consist of mutual funds that primarily invest in corporate bonds, certificates of deposits, asset-backed securities, commercial paper, U.S. Treasury obligations, and foreign government securities. Available-for-sale securities are recorded at fair value, with unrealized gains and losses recorded in Other income, net. Dividend and interest income are recognized when earned and are recorded in Other income, net on the Consolidated Statements of Income (Loss). Held-to-maturity securities consist of U.S. Treasuries for which the Company has the ability and intent to hold to maturity and are reported at amortized cost, net of a valuation allowance for credit losses. Interest income and the amortization of discounts and premiums are recorded in Other income, net on the Consolidated Statements of Income (Loss). No expected credit losses were recognized as of December 27, 2023.
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

Shake Shack Inc. Form 10-K | 90

Property and Equipment, Net
Property and equipment, net is stated at historical cost less accumulated depreciation. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which generally range from five to seven years for equipment, furniture and fixtures, and two to five years for computer equipment and software. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the related lease terms.
Costs incurred when constructing Shacks are capitalized. The cost of repairs and maintenance are expensed when incurred. Costs for refurbishments and improvements that significantly increase the productive capacity or extend the useful life of the assets are capitalized. When assets are disposed, the resulting gain or loss is recognized in Impairment and loss on disposal of assets on the Consolidated Statements of Income (Loss).
Valuation of Long-lived Assets
The Company assesses potential impairments to its long-lived assets, which include property and equipment and operating and finance lease right-of-use assets, whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. The recoverability evaluation is first performed at the market service area level ("MSA"). If the carrying value of the MSA exceeds its estimated undiscounted future cash flows, a secondary recoverability test is performed for all individual Shacks within the identified MSA. An impairment charge is recognized when the carrying amount of the asset exceeds the fair value of the asset, considering external market participant assumptions, and is allocated across all assets of the impaired Shack. Since the determination of future cash flows is an estimate of future performance, there may be future impairments in the event that future cash flows do not meet expectations. Refer to Note 5, Fair Value Measurements, for additional information.
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
Implementation costs associated with cloud computing arrangements hosted by third-party vendors are capitalized when incurred during the application development phase. Amortization is calculated on a straight-line basis over the contractual term of the cloud computing arrangement and is recorded within General and administrative expenses on the Consolidated Statements of Income (Loss). As of December 27, 2023 and December 28, 2022, capitalized implementation costs from cloud computing arrangements totaled $5,572 and $6,212, respectively, net of accumulated amortization.
The costs of obtaining non-transferable liquor licenses that are directly issued by local government agencies for nominal fees are expensed as incurred. The costs of purchasing transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses are capitalized as indefinite-lived intangible assets. Annual liquor license renewal fees, for both types of licenses, are expensed over the renewal term. As of December 27, 2023 and December 28, 2022, indefinite-lived intangible assets relating to transferable liquor licenses totaled $1,903 and $1,837, respectively. Indefinite-lived intangible assets are evaluated for impairment at least annually during the fourth quarter, and whenever events or circumstances indicate that an impairment may exist. When evaluating intangible assets for impairment, the Company first performs a qualitative assessment to determine whether it is more likely than not that an intangible asset group is impaired. If determined that it is more likely than not that the carrying value of the intangible asset group exceeds its fair value, the Company performs a quantitative assessment to derive the fair value of the intangible asset group. If the carrying value of the intangible asset group exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. In addition, the Company continuously monitors and may revise the useful lives of intangible assets when facts and circumstances change.

Shake Shack Inc. Form 10-K | 91

Revenue Recognition
Revenue primarily consists of Shack sales and Licensing revenue. Generally, revenue is recognized as promised goods or services transfer to the guest or customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.
Shack Sales
Revenue from Shack sales is recognized when payment is tendered at the point of sale, net of discounts, as the performance obligation has been satisfied at that time. Sales tax collected from guests is excluded from Shack sales and the obligation is included as sales tax payable until the taxes are remitted to the appropriate taxing authorities.
Delivery services are fulfilled by third-party delivery partners whether ordered through the Shack app, website ("Company-owned platforms") or through third-party delivery platforms. Revenue from orders through Company-owned platforms includes delivery fees and is recognized when the delivery partner transfers the order to the guest as the Company controls the delivery. For these sales, the Company receives payment directly from the guest at the time of sale. Revenue from orders through third-party delivery partners is recognized when the order is transferred to the third-party delivery partner and excludes delivery fees collected by the delivery platforms as the Company does not control the delivery. The Company receives payment from the delivery partner subsequent to the transfer of the order and the payment terms are short-term in nature. For all delivery sales, the Company is considered the principal and recognizes revenue on a gross basis.
The Company sells gift cards which do not have expiration dates. Revenue from gift cards is recognized when gift cards are redeemed by the customer or, in the event a gift card is not expected to be redeemed, in proportion to actual redemptions of gift cards ("gift card breakage"). The gift card breakage rate is determined from historical gift card redemption patterns. Gift card breakage income for fiscal 2023 and 2022 was $327 and $1,472, respectively. During fiscal 2022, the Company concluded it had accumulated a sufficient level of historical data from a large pool of homogeneous transactions to allow it to reasonably and objectively determine an estimated gift card breakage rate and the pattern of actual gift card redemptions. In accordance with ASC 250, Accounting Changes and Error Corrections, the Company concluded that this accounting change represented a change in accounting estimate. As a result, a cumulative catch-up adjustment was recorded during fiscal 2022 that resulted in $1,281 of gift card breakage income. Gift card breakage income is included in Shack sales in the Consolidated Statements of Income (Loss).
Licensing Revenue
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
The Company determines the transaction price for each contract, which is comprised of the initial territory fee and an estimate of the total Shack opening fees the Company expects to be entitled to. The calculation of total Shack opening fees requires judgment, as it is based on an estimated number of Shacks the Company expects the licensee to open. The transaction price is then allocated equally to each Shack expected to open. The performance obligation is satisfied over time, starting when a Shack opens through the end of the license term for the related Shack therefore revenue is recognized on a straight-line basis over the license term.
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

Shake Shack Inc. Form 10-K | 92

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
Advertising
Most advertising costs are expensed as incurred, with the exception of advertising production costs, which are expensed at the time the advertising first takes place. Advertising costs totaled $12,437, $12,376 and $5,677 in fiscal 2023, fiscal 2022 and fiscal 2021, respectively, and are included in General and administrative expense and Other operating expenses on the Consolidated Statements of Income (Loss).
Leases
Shake Shack currently leases all of its domestic Company-operated Shacks, the home office and certain equipment under various non-cancelable lease agreements that expire on various dates through 2045. The Company evaluates contracts entered into to determine whether the contract involves the use of property or equipment, which is either explicitly or implicitly identified in the contract. The Company evaluates whether it controls the use of the asset, which is determined by assessing whether substantially all economic benefit from the use of the asset is obtained, and whether the Company has the right to direct the use of the asset. If these criteria are met, the Company has identified a lease, within the contract, and therefore a right of use asset and lease liability are recorded on the Consolidated Balance Sheets. Upon possession of a leased asset, the Company determines whether the lease is an operating or finance lease. All of the Company's real estate leases are classified as operating leases and most equipment leases are classified as finance leases.
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
For operating leases, fixed lease payments are recognized as operating lease costs on a straight-line basis over the lease term within the Consolidated Statements of Income (Loss) in the following line items. Lease expense incurred before a Shack opens is recorded in Pre-opening costs. Once a domestic Company-operated Shack opens, the straight-line lease expense and contingent rent, if applicable, are recorded in Occupancy and related expenses. Many of these leases also require the Company to pay real estate taxes, common area maintenance costs and other occupancy costs which are included in Occupancy and related expenses. Finance leases are recognized in depreciation expense on a straight-line basis over the remaining lease term, along with recognition of interest expense associated with accretion of the lease liability.
For both operating and finance leases that contain lease and non-lease components, the components are combined and accounted for as a single lease component. Variable lease costs for both operating and finance leases, if any, are recognized as incurred. Leases with a term of 12 months or less are deemed short-term and are not recognized on the Consolidated Balance Sheets. Fixed lease payments for short-term leases are recognized on a straight-line basis over the lease term.
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

Shake Shack Inc. Form 10-K | 93

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
Income Taxes
Income taxes are accounted for pursuant to the asset and liability method which requires the recognition of deferred income tax assets and liabilities related to the expected future tax consequences arising from temporary differences between the carrying values and tax bases of assets and liabilities based on enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Any effects of changes in income tax rates or laws are included in Income tax expense on the Consolidated Statements of Income (Loss) in the period of enactment. A valuation allowance is recognized if we determine it is more likely than not that all or a portion of a deferred tax asset will not be recognized. In making such determination, the Company considers all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent and expected future results of operations.
Recently Issued Accounting Pronouncements
Accounting standards updates ("ASU") applicable to the Company that were issued in 2023 are summarized below.

ASU	Description	Effective Date
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07)
This ASU requires that an entity report segment information in accordance with Topic 280, Segment Reporting. The amendment in the ASU is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses.

Early adoption is permitted. The adoption of this standard is not expected to have a material impact to our consolidated financial statements.
Fiscal years beginning after December 15, 2023
Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09)
This ASU requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures.

Early adoption is permitted. The Company is currently evaluating the impact this standard will have on our consolidated financial statements and related disclosures.
Fiscal years beginning after December 15, 2024
All other ASUs issued but not yet effective are not applicable or not expected to have a material impact on the Company’s future Consolidated Financial Statements.
NOTE 3: RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the preparation of the Company's Consolidated Financial Statements as of and for the fiscal year ended December 27, 2023, the Company discovered that in prior years it had not appropriately accounted for the deferred tax asset associated with its investment in SSE Holdings, primarily due to incorrect accounting for state tax depreciation. The error resulted in an overstatement of income tax expense of approximately $2,862 for the fiscal year ended December 28, 2022 and an understatement of income tax benefit of $4,094 for the fiscal year ended December 29, 2021 and deferred tax assets were

Shake Shack Inc. Form 10-K | 94

understated for the impacted periods. The error also resulted in an understatement of retained earnings and deferred tax assets as of December 26, 2020 of approximately $10,094 related to prior periods. The error did not impact total revenue or loss before income taxes for the fiscal years ended December 28, 2022 and December 29, 2021.
The misstatements were material to the previously issued financial statements of the Company and as a result, the Company has restated its Consolidated Balance Sheets, Consolidated Statements of Loss, Consolidated Statements of Comprehensive Loss, Consolidated Statements of Stockholder's Equity, and Consolidated Statements of Cash Flows as of and for the fiscal years ended December 28, 2022 and December 29, 2021 presented herein. The restatement includes adjustments to Deferred income taxes, net, Additional paid-in capital, Retained earnings (accumulated deficit), Income tax expense (benefit), Net income (loss), Net income (loss) attributable to Shake Shack Inc., and Earnings (loss) per share.
The impact of the correction of the misstatements is summarized below:

	As of December 28, 2022			As of December 29, 2021
CORRECTED CONSOLIDATED BALANCE SHEETS	As previously reported	Impact of Adjustment	As Restated	As previously reported	Impact of Adjustment	As Restated
Deferred income taxes, net	$300,538	$17,088	$317,626	$298,668	$14,205	$312,873
Total assets	1,494,862	17,088	1,511,950	1,457,570	14,205	1,471,775
Additional paid-in capital	415,611	38	415,649	405,940	17	405,957
Retained earnings (accumulated deficit)	(20,537)	17,050	(3,487)	3,554	14,188	17,742
Total equity	419,748	17,088	436,836	435,600	14,205	449,805
Total liabilities and stockholders' equity	1,494,862	17,088	1,511,950	1,457,570	14,205	1,471,775

	For the Fiscal Year Ended December 28, 2022			For the Fiscal Year Ended December 29, 2021
CORRECTED CONSOLIDATED STATEMENTS OF LOSS	As previously reported	Impact of Adjustment	As Restated	As previously reported	Impact of Adjustment	As Restated
Income tax expense (benefit)	$1,682	$(2,862)	$(1,180)	$(7,224)	$(4,094)	$(11,318)
Net loss	(25,967)	2,862	(23,105)	(10,111)	4,094	(6,017)
Net loss attributable to Shake Shack Inc.	(24,091)	2,862	(21,229)	(8,655)	4,094	(4,561)
Loss per share of Class A common stock:
Basic	$(0.61)	$0.07	$(0.54)	$(0.22)	$0.10	$(0.12)
Diluted	$(0.61)	$0.07	$(0.54)	$(0.22)	$0.10	$(0.12)

	For the Fiscal Year Ended December 28, 2022			For the Fiscal Year Ended December 29, 2021
CORRECTED CONSOLIDATED STATEMENTS OF CASH FLOWS	As previously reported	Impact of Adjustment	As Restated	As previously reported	Impact of Adjustment	As Restated
Net income (loss) (including amounts attributable to non-controlling interests)	$(25,967)	$2,862	$(23,105)	$(10,111)	$4,094	$(6,017)
Deferred income taxes	(3,357)	(1,657)	(5,014)	(10,379)	(4,094)	(14,473)
Accrued expenses	4,707	(1,205)	3,502	7,175	—	7,175
Net cash provided by Operating activities	76,742	—	76,742	58,404	—	58,404

Shake Shack Inc. Form 10-K | 95

	Additional Paid-In Capital			Retained Earnings (Accumulated Deficit)
CORRECTED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY	As previously reported	Impact of Adjustment	As Restated	As previously reported	Impact of Adjustment	As Restated
BALANCE AT DECEMBER 30, 2020	$395,067	$—	$395,067	$12,209	$10,094	$22,303
Net loss	—	—	—	(8,655)	4,094	(4,561)
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	208	17	225	—	—	—
BALANCE AT DECEMBER 29, 2021	405,940	17	405,957	3,554	14,188	17,742
Net loss	—	—	—	(24,091)	2,862	(21,229)
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	(1,182)	21	(1,161)	—	—	—
BALANCE AT DECEMBER 28, 2022	$415,611	$38	$415,649	$(20,537)	$17,050	$(3,487)
All referenced amounts for prior periods in these financial statements and the notes herein reflect the balances and amounts on a restated basis.
Restatement of Interim Financial Information (Unaudited)
The Company has restated its unaudited Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Stockholder's Equity for the quarterly periods ended March 30, 2022, June 29, 2022, September 28, 2022, March 29, 2023, June 28, 2023 and September 27, 2023. The Condensed Consolidated Statements of Income (Loss) and Condensed Consolidated Statements of Cash Flows for the periods ended March 30, 2022, June 29, 2022, September 28, 2022, March 29, 2023, June 28, 2023 and September 27, 2023 were not impacted by the misstatement.

Shake Shack Inc. Form 10-K | 96

	As of March 29, 2023			As of March 30, 2022
CORRECTED CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)	As previously reported	Impact of Adjustment	As Restated	As previously reported	Impact of Adjustment	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$293,430	$—	$293,430	$279,251	$—	$279,251
Marketable securities	—	—	—	79,676	—	79,676
Accounts receivable, net	14,175	—	14,175	11,755	—	11,755
Inventories	4,394	—	4,394	3,780	—	3,780
Prepaid expenses and other current assets	18,075	—	18,075	12,155	—	12,155
Total current assets	330,074	—	330,074	386,617	—	386,617
Property and equipment, net of accumulated depreciation of $310,939 and $236,933, respectively	479,617	—	479,617	398,971	—	398,971
Operating lease assets	379,475	—	379,475	346,128	—	346,128
Deferred income taxes, net	301,538	17,088	318,626	304,166	14,205	318,371
Other assets	16,211	—	16,211	13,846	—	13,846
TOTAL ASSETS	$1,506,915	$17,088	$1,524,003	$1,449,728	$14,205	$1,463,933
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,002	$—	$16,002	$13,395	$—	$13,395
Accrued expenses	45,677	—	45,677	38,997	—	38,997
Accrued wages and related liabilities	18,678	—	18,678	16,032	—	16,032
Operating lease liabilities, current	44,578	—	44,578	36,951	—	36,951
Other current liabilities	18,117	—	18,117	20,586	—	20,586
Total current liabilities	143,052	—	143,052	125,961	—	125,961
Long-term debt	244,851	—	244,851	243,804	—	243,804
Long-term operating lease liabilities	441,554	—	441,554	399,487	—	399,487
Liabilities under tax receivable agreement, net of current portion	235,361	—	235,361	234,273	—	234,273
Other long-term liabilities	22,192	—	22,192	20,944	—	20,944
Total liabilities	1,087,010	—	1,087,010	1,024,469	—	1,024,469
Commitments and contingencies
Stockholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of March 29, 2023 and March 30, 2022.	—	—	—	—	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 39,404,905 and 39,218,290 shares issued and outstanding as of March 29, 2023 and March 30, 2022, respectively.	39	—	39	39	—	39
Class B common stock, $0.001 par value—35,000,000 shares authorized; 2,844,513 and 2,911,587 shares issued and outstanding as of March 29, 2023 and March 30, 2022, respectively.	3	—	3	3	—	3
Additional paid-in capital	417,451	38	417,489	406,981	17	406,998
Retained earnings (accumulated deficit)	(22,071)	17,050	(5,021)	(6,608)	14,188	7,580
Accumulated other comprehensive loss	(4)	—	(4)	—	—	—
Total stockholders' equity attributable to Shake Shack Inc.	395,418	17,088	412,506	400,415	14,205	414,620
Non-controlling interests	24,487	—	24,487	24,844	—	24,844
Total equity	419,905	17,088	436,993	425,259	14,205	439,464
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,506,915	$17,088	$1,524,003	$1,449,728	$14,205	$1,463,933

Shake Shack Inc. Form 10-K | 97

	As of June 28, 2023			As of June 29, 2022
CORRECTED CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)	As previously reported	Impact of Adjustment	As Restated	As previously reported	Impact of Adjustment	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$203,697	$—	$203,697	$278,332	$—	$278,332
Marketable securities	91,537	—	91,537	79,625	—	79,625
Accounts receivable, net	14,332	—	14,332	11,936	—	11,936
Inventories	4,674	—	4,674	3,955	—	3,955
Prepaid expenses and other current assets	15,278	—	15,278	13,727	—	13,727
Total current assets	329,518	—	329,518	387,575	—	387,575
Property and equipment, net of accumulated depreciation of $331,571 and $254,291, respectively	500,085	—	500,085	411,018	—	411,018
Operating lease assets	385,386	—	385,386	361,522	—	361,522
Deferred income taxes, net	302,025	17,088	319,113	305,230	14,205	319,435
Other assets	15,802	—	15,802	14,735	—	14,735
TOTAL ASSETS	$1,532,816	$17,088	$1,549,904	$1,480,080	$14,205	$1,494,285
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,005	$—	$17,005	$16,420	$—	$16,420
Accrued expenses	50,588	—	50,588	40,013	—	40,013
Accrued wages and related liabilities	18,221	—	18,221	18,440	—	18,440
Operating lease liabilities, current	46,490	—	46,490	38,775	—	38,775
Other current liabilities	17,881	—	17,881	20,261	—	20,261
Total current liabilities	150,185	—	150,185	133,909	—	133,909
Long-term debt	245,113	—	245,113	244,066	—	244,066
Long-term operating lease liabilities	448,580	—	448,580	418,010	—	418,010
Liabilities under tax receivable agreement, net of current portion	235,361	—	235,361	234,862	—	234,862
Other long-term liabilities	22,218	—	22,218	21,597	—	21,597
Total liabilities	1,101,457	—	1,101,457	1,052,444	—	1,052,444
Commitments and contingencies
Stockholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of June 28, 2023 and June 29, 2022.	—	—	—	—	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 39,449,246 and 39,266,670 shares issued and outstanding as of June 28, 2023 and June 29, 2022, respectively.	39	—	39	39	—	39
Class B common stock, $0.001 par value—35,000,000 shares authorized; 2,844,513 and 2,871,513 shares issued and outstanding as of June 28, 2023 and June 29, 2022, respectively.	3	—	3	3	—	3
Additional paid-in capital	421,356	38	421,394	410,520	17	410,537
Retained earnings (accumulated deficit)	(15,123)	17,050	1,927	(7,796)	14,188	6,392
Accumulated other comprehensive loss	(4)	—	(4)	(1)	—	(1)
Total stockholders' equity attributable to Shake Shack Inc.	406,271	17,088	423,359	402,765	14,205	416,970
Non-controlling interests	25,088	—	25,088	24,871	—	24,871
Total equity	431,359	17,088	448,447	427,636	14,205	441,841
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,532,816	$17,088	$1,549,904	$1,480,080	$14,205	$1,494,285

Shake Shack Inc. Form 10-K | 98

	As of September 27, 2023			As of September 28, 2022
CORRECTED CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)	As previously reported	Impact of Adjustment	As Restated	As previously reported	Impact of Adjustment	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$190,020	$—	$190,020	$256,998	$—	$256,998
Marketable securities	94,957	—	94,957	80,015	—	80,015
Accounts receivable, net	13,889	—	13,889	11,800	—	11,800
Inventories	4,608	—	4,608	3,996	—	3,996
Prepaid expenses and other current assets	19,762	—	19,762	14,246	—	14,246
Total current assets	323,236	—	323,236	367,055	—	367,055
Property and equipment, net of accumulated depreciation of $353,303 and $271,938, respectively	525,557	—	525,557	441,870	—	441,870
Operating lease assets	397,870	—	397,870	370,536	—	370,536
Deferred income taxes, net	302,156	17,088	319,244	306,976	14,205	321,181
Other assets	16,037	—	16,037	15,330	—	15,330
TOTAL ASSETS	$1,564,856	$17,088	$1,581,944	$1,501,767	$14,205	$1,515,972
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,251	$—	$21,251	$17,210	$—	$17,210
Accrued expenses	47,630	—	47,630	49,387	—	49,387
Accrued wages and related liabilities	18,164	—	18,164	17,758	—	17,758
Operating lease liabilities, current	47,610	—	47,610	40,690	—	40,690
Other current liabilities	17,522	—	17,522	19,497	—	19,497
Total current liabilities	152,177	—	152,177	144,542	—	144,542
Long-term debt	245,375	—	245,375	244,328	—	244,328
Long-term operating lease liabilities	463,370	—	463,370	429,165	—	429,165
Liabilities under tax receivable agreement, net of current portion	235,614	—	235,614	234,892	—	234,892
Other long-term liabilities	26,322	—	26,322	20,588	—	20,588
Total liabilities	1,122,858	—	1,122,858	1,073,515	—	1,073,515
Commitments and contingencies
Stockholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of September 27, 2023 and September 28, 2022.	—	—	—	—	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 39,466,268 and 39,279,699 shares issued and outstanding as of September 27, 2023 and September 28, 2022, respectively.	39	—	39	39	—	39
Class B common stock, $0.001 par value—35,000,000 shares authorized; 2,834,513 and 2,869,513 shares issued and outstanding as of September 27, 2023 and September 28, 2022, respectively.	3	—	3	3	—	3
Additional paid-in capital	423,811	38	423,849	413,274	17	413,291
Retained earnings (accumulated deficit)	(7,496)	17,050	9,554	(9,820)	14,188	4,368
Accumulated other comprehensive loss	(3)	—	(3)	(1)	—	(1)
Total stockholders' equity attributable to Shake Shack Inc.	416,354	17,088	433,442	403,495	14,205	417,700
Non-controlling interests	25,644	—	25,644	24,757	—	24,757
Total equity	441,998	17,088	459,086	428,252	14,205	442,457
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,564,856	$17,088	$1,581,944	$1,501,767	$14,205	$1,515,972
Shake Shack Inc. Form 10-K | 99

	Thirteen Weeks Ended
CONDENSED CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)	March 29 2023	March 30 2022
Shack sales	$244,254	$196,791
Licensing revenue	9,024	6,600
TOTAL REVENUE	253,278	203,391
Shack-level operating expenses:
Food and paper costs	71,772	59,884
Labor and related expenses	74,264	60,465
Other operating expenses	34,936	30,171
Occupancy and related expenses	18,583	16,276
General and administrative expenses	31,311	31,386
Depreciation and amortization expense	21,322	16,855
Pre-opening costs	3,557	2,712
Impairment and loss on disposal of assets	722	577
TOTAL EXPENSES	256,467	218,326
LOSS FROM OPERATIONS	(3,189)	(14,935)
Other income (expense), net	2,837	(289)
Interest expense	(403)	(355)
LOSS BEFORE INCOME TAXES	(755)	(15,579)
Income tax expense (benefit)	867	(4,297)
NET LOSS	(1,622)	(11,282)
Less: Net loss attributable to non-controlling interests	(88)	(1,120)
NET LOSS ATTRIBUTABLE TO SHAKE SHACK INC.	$(1,534)	$(10,162)
Loss per share of Class A common stock:
Basic	$(0.04)	$(0.26)
Diluted	$(0.04)	$(0.26)
Weighted average shares of Class A common stock outstanding:
Basic	39,332	39,163
Diluted	39,332	39,163

Shake Shack Inc. Form 10-K | 100

	Thirteen Weeks Ended
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)	June 28 2023	June 29 2022
Shack sales	$261,810	$223,054
Licensing revenue	9,995	7,698
TOTAL REVENUE	271,805	230,752
Shack-level operating expenses:
Food and paper costs	75,800	65,987
Labor and related expenses	75,158	65,851
Other operating expenses	36,109	32,151
Occupancy and related expenses	19,801	16,657
General and administrative expenses	31,476	29,487
Depreciation and amortization expense	22,252	18,087
Pre-opening costs	5,577	2,823
Impairment and loss on disposal of assets	884	528
TOTAL EXPENSES	267,057	231,571
INCOME (LOSS) FROM OPERATIONS	4,748	(819)
Other income, net	3,227	538
Interest expense	(405)	(315)
INCOME (LOSS) BEFORE INCOME TAXES	7,570	(596)
Income tax expense	347	707
NET INCOME (LOSS)	7,223	(1,303)
Less: Net income (loss) attributable to non-controlling interests	275	(115)
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$6,948	$(1,188)
Earnings (loss) per share of Class A common stock:
Basic	$0.18	$(0.03)
Diluted	$0.16	$(0.03)
Weighted average shares of Class A common stock outstanding:
Basic	39,416	39,227
Diluted	43,886	39,227

Shake Shack Inc. Form 10-K | 101

	Thirteen Weeks Ended
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)	September 27 2023	September 28 2022
Shack sales	$264,980	$219,501
Licensing revenue	11,227	8,313
TOTAL REVENUE	276,207	227,814
Shack-level operating expenses:
Food and paper costs	77,180	67,774
Labor and related expenses	76,233	64,638
Other operating expenses	37,307	33,680
Occupancy and related expenses	20,300	17,337
General and administrative expenses	30,939	26,931
Depreciation and amortization expense	23,130	18,647
Pre-opening costs	4,969	3,041
Impairment and loss on disposal of assets	492	592
TOTAL EXPENSES	270,550	232,640
INCOME (LOSS) FROM OPERATIONS	5,657	(4,826)
Other income, net	3,441	1,482
Interest expense	(433)	(475)
INCOME (LOSS) BEFORE INCOME TAXES	8,665	(3,819)
Income tax expense (benefit)	529	(1,508)
NET INCOME (LOSS)	8,136	(2,311)
Less: Net income (loss) attributable to non-controlling interests	509	(287)
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$7,627	$(2,024)
Earnings (loss) per share of Class A common stock:
Basic	$0.19	$(0.05)
Diluted	$0.19	$(0.05)
Weighted average shares of Class A common stock outstanding:
Basic	39,460	39,274
Diluted	43,978	39,274

Shake Shack Inc. Form 10-K | 102

CORRECTED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)	For the Thirteen Weeks Ended March 30, 2022
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE DECEMBER 29, 2021 (As Reported)	39,142,397	$39	2,921,587	$3	$405,940	$3,554	$1	$26,063	$435,600
Effect of restatement	—	—	—	—	17	14,188	—	—	14,205
BALANCE DECEMBER 29, 2021 (As Restated)	39,142,397	39	2,921,587	3	405,957	17,742	1	26,063	449,805
Net loss	—	—	—	—	—	(10,162)	—	(1,120)	(11,282)
Other comprehensive income:
Net change in foreign currency translation adjustment	—	—	—	—	—	—	(1)	—	(1)
Equity-based compensation	—	—	—	—	3,224	—	—	—	3,224
Activity under stock compensation plan	65,893	—	—	—	(2,276)	—	—	252	(2,024)
Redemption of LLC interests	10,000	—	(10,000)	—	49	—	—	(49)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	44	—	—	—	44
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	(302)	(302)
BALANCE MARCH 30, 2022 (As Restated)	39,218,290	$39	2,911,587	$3	$406,998	$7,580	$—	$24,844	$439,464
For the thirteen weeks ended June 29, 2022 and September 28, 2022, the effect of the restatement is included in the beginning balances as of March 30, 2022 and June 29, 2022, respectively. As such, only the restated Condensed Consolidated Statements of Stockholders' Equity are shown below.

CORRECTED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)	For the Thirteen Weeks Ended June 29, 2022
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE MARCH 30, 2022 (As Restated)	39,218,290	$39	2,911,587	$3	$406,998	$7,580	$—	$24,844	$439,464
Net loss	—	—	—	—	—	(1,188)	—	(115)	(1,303)
Other comprehensive income:							.
Net change in foreign currency translation adjustment	—	—	—	—	—	—	(1)	—	(1)
Equity-based compensation	—	—	—	—	3,501	—	—	—	3,501
Activity under stock compensation plan	8,306	—	—	—	(332)	—	—	421	89
Redemption of LLC interests	40,074	—	(40,074)	—	257	—	—	(257)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	113	—	—	—	113
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	(22)	(22)
BALANCE JUNE 29, 2022 (As Restated)	39,266,670	$39	2,871,513	$3	$410,537	$6,392	$(1)	$24,871	$441,841

Shake Shack Inc. Form 10-K | 103

CORRECTED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)	For the Thirteen Weeks Ended September 28, 2022
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE JUNE 29, 2022 (As Restated)	39,266,670	$39	2,871,513	$3	$410,537	$6,392	$(1)	$24,871	$441,841
Net loss	—	—	—	—	—	(2,024)	—	(287)	(2,311)
Other comprehensive income:							.
Net change in foreign currency translation adjustment	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	3,570	—	—	—	3,570
Activity under stock compensation plan	11,029	—	—	—	(182)	—	—	245	63
Redemption of LLC interests	2,000	—	(2,000)	—	7	—	—	(7)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(641)	—	—	—	(641)
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	(65)	(65)
BALANCE SEPTEMBER 28, 2022 (As Restated)	39,279,699	$39	2,869,513	$3	$413,291	$4,368	$(1)	$24,757	$442,457

Shake Shack Inc. Form 10-K | 104

CORRECTED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)	For the Thirteen Weeks Ended March 29, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE DECEMBER 28, 2022 (As Reported)	39,284,998	$39	2,869,513	$3	$415,611	$(20,537)	$—	$24,632	$419,748
Effect of restatement	—	—	—	—	38	17,050	—	—	17,088
BALANCE DECEMBER 28, 2022 (As Restated)	39,284,998	39	2,869,513	3	415,649	(3,487)	—	24,632	436,836
Net loss	—	—	—	—	—	(1,534)	—	(88)	(1,622)
Other comprehensive loss:
Net change in foreign currency translation adjustment	—	—	—	—	—	—	(4)	—	(4)
Equity-based compensation	—	—	—	—	3,864	—	—	—	3,864
Activity under stock compensation plan	94,907	—	—	—	(2,699)	—	—	186	(2,513)
Redemption of LLC interests	25,000	—	(25,000)	—	194	—	—	(194)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	481	—	—	—	481
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	(49)	(49)
BALANCE MARCH 29, 2023 (As Restated)	39,404,905	$39	2,844,513	$3	$417,489	$(5,021)	$(4)	$24,487	$436,993
For the thirteen weeks ended June 28, 2023 and September 27, 2023, the effect of the restatement is included in the beginning balances as of March 29, 2023 and June 28, 2023, respectively. As such, only the restated Condensed Consolidated Statements of Stockholders' Equity are shown below.

CORRECTED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)	For the Thirteen Weeks Ended June 28, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE MARCH 29, 2023 (As Restated)	39,404,905	$39	2,844,513	$3	$417,489	$(5,021)	$(4)	$24,487	$436,993
Net income	—	—	—	—	—	6,948	—	275	7,223
Other comprehensive income (loss):
Net change in foreign currency translation adjustment	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	4,011	—	—	—	4,011
Activity under stock compensation plan	44,341	—	—	—	145	—	—	329	474
Redemption of LLC interests	—	—	—	—	—	—	—	—	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(251)	—	—	—	(251)
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	(3)	(3)
BALANCE JUNE 28, 2023 (As Restated)	39,449,246	$39	2,844,513	$3	$421,394	$1,927	$(4)	$25,088	$448,447

Shake Shack Inc. Form 10-K | 105

CORRECTED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)	For the Thirteen Weeks Ended September 27, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE JUNE 28, 2023 (As Restated)	39,449,246	$39	2,844,513	$3	$421,394	$1,927	$(4)	$25,088	$448,447
Net income	—	—	—	—	—	7,627	—	509	8,136
Other comprehensive income:							.
Net change in foreign currency translation adjustment	—	—	—	—	—	—	1	—	1
Equity-based compensation	—	—	—	—	3,563	—	—	—	3,563
Activity under stock compensation plan	7,022	—	—	—	(469)	—	—	197	(272)
Redemption of LLC interests	10,000	—	(10,000)	—	71	—	—	(71)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(710)	—	—	—	(710)
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	(79)	(79)
BALANCE SEPTEMBER 27, 2023 (As Restated)	39,466,268	$39	2,834,513	$3	$423,849	$9,554	$(3)	$25,644	$459,086
NOTE 4: REVENUE

Revenue Recognition
Revenue disaggregated by type was as follows:

	2023	2022	2021
Shack sales	$1,046,819	$869,270	$714,989
Licensing revenue:
Sales-based royalties	39,853	30,204	24,150
Initial territory and opening fees	861	1,012	754
Total revenue	$1,087,533	$900,486	$739,893
The aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of December 27, 2023 was $23,690. The Company expects to recognize this amount as revenue over a long-term period, as the license term for each Shack ranges from 5 to 20 years. This amount excludes any variable consideration related to sales-based royalties.

Shake Shack Inc. Form 10-K | 106

Contract Balances
Contract liabilities and receivables from contracts with customers were as follows:

	December 27 2023	December 28 2022
Shack sales receivables	$9,884	$8,779
Licensing receivables, net of allowance for doubtful accounts	4,610	3,918
Gift card liability	2,603	2,285
Deferred revenue, current	1,192	969
Deferred revenue, long-term	17,157	14,340
Revenue recognized that was included in the respective liability balances at the beginning of the period was as follows:

	2023	2022
Gift card liability(1)	$634	$1,781
Deferred revenue	1,103	954
(1)For fiscal 2022, amount includes the cumulative catch-up adjustment of $1,281 for gift card breakage income. Refer to Note 2, Summary of Significant Accounting Policies, for additional information.

Shake Shack Inc. Form 10-K | 107

NOTE 5: FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying values of the Company's Cash and cash equivalents, Accounts receivable, net, Accounts payable and Accrued expenses approximate fair value due to the short-term nature of these financial instruments.
The Company's marketable securities were as follows:

	December 27 2023	December 28 2022
Equity securities	$—	$80,707
Held-to-maturity securities	68,561	—
Total marketable securities	$68,561	$80,707
The Company classified its available-for-sale and held-to-maturity securities as Level 1 measurements within the fair value hierarchy. Refer to Note 9, Debt, for additional information relating to the fair value of the Company's outstanding debt instruments.
The Company's held-to-maturity securities were as follows:

	December 27, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries	$68,561	$481	$—	$69,042
As of December 27, 2023, the contractual maturities of held-to-maturity securities were less than 12 months. Any expected credit losses would not be material to the Consolidated Statements of Income (Loss).
A summary of other income from investments was as follows:

	2023	2022	2021
Income from investments	$2,885	$1,033	$301
Realized gain (loss) on sale of equity securities	81	—	(5)
Unrealized loss on equity securities	—	(158)	(277)
Total	$2,966	$875	$19
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis include long-lived assets, operating lease right-of-use assets and indefinite-lived intangible assets. The Company performs its impairment analysis at least annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charges were recognized during fiscal 2023. During fiscal 2022, the Company recognized an impairment charge of $99 related to one Shack. These impairment charges were included in Impairment and loss on disposal of assets on the Consolidated Statements of Income (Loss). There were no impairment charges recognized during fiscal 2021. The fair values of assets were determined using an income-based approach and are classified as Level 3 within the fair value hierarchy. Significant inputs include projections of future cash flows, discount rates, Shack sales and profitability.

Shake Shack Inc. Form 10-K | 108

NOTE 6: ACCOUNTS RECEIVABLE, NET

The components of Accounts receivable, net were as follows:

	December 27 2023	December 28 2022
Licensing receivables	$4,610	$3,918
Credit card receivables	6,360	5,549
Delivery receivables	3,039	2,753
Other receivables	2,838	1,657
Accounts receivable, net	$16,847	$13,877
NOTE 7: PROPERTY AND EQUIPMENT, NET

The components of Property and equipment, net were as follows:

	December 27 2023	December 28 2022
Leasehold improvements	$594,024	$494,212
Equipment	98,780	77,737
Furniture and fixtures	31,469	27,519
Computer equipment and software	101,822	70,667
Financing equipment lease right-of-use assets	25,127	16,155
Construction in progress	56,533	71,103
Property and equipment, gross	907,755	757,393
Less: accumulated depreciation	(376,760)	(290,362)
Property and equipment, net	$530,995	$467,031
Depreciation expense was $91,216, $72,770 and $58,961 for fiscal 2023, fiscal 2022 and fiscal 2021, respectively.
NOTE 8: SUPPLEMENTAL BALANCE SHEET INFORMATION

The components of Prepaid expenses and other current assets were as follows:

	December 27 2023	December 28 2022
Prepaid expenses	$5,641	$3,815
Tenant allowance receivables	12,136	10,121
Other	1,190	763
Prepaid expenses and other current assets	$18,967	$14,699

Shake Shack Inc. Form 10-K | 109

The components of Other current liabilities were as follows:

	December 27 2023	December 28 2022
Sales tax payable	$6,076	$5,363
Current portion of financing equipment lease liabilities	3,435	2,546
Gift card liability	2,603	2,285
Legal reserve	679	6,285
Other	4,310	3,073
Other current liabilities	$17,103	$19,552
The components of Other long-term liabilities were as follows:

	December 27 2023	December 28 2022
Deferred licensing revenue	$17,157	$14,340
Long-term portion of financing equipment lease liabilities	8,721	3,909
Other	760	2,438
Other long-term liabilities	$26,638	$20,687
NOTE 9: DEBT

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
The Convertible Notes had an initial conversion rate of 5.8679 shares of Class A common stock per one thousand dollar principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $170.42 per share of Class A common stock. The fair value of the Convertible Notes was approximately $205,000 and $162,500, respectively, as of December 27, 2023 and December 28, 2022, based on external pricing data, including available quoted market prices of these

Shake Shack Inc. Form 10-K | 110

instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as a Level 2 measurement within the fair value hierarchy.
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

	Classification	December 27 2023	December 28 2022
Amortization expense on Convertible Notes	Interest expense	$1,047	$1,047

	December 27 2023	December 28 2022
Convertible Notes	$250,000	$250,000
Discount and debt issuance costs, net of amortization	(4,364)	(5,411)
Long-term debt	$245,636	$244,589
Revolving Credit Facility
The Company maintains a revolving credit facility agreement ("Revolving Credit Facility") which permits borrowings up to $50,000 with the ability to increase available borrowings up to an additional $100,000, subject to satisfaction of certain conditions. The Revolving Credit Facility has a maturity date of March 5, 2026.
In fiscal 2023, the Company entered into the fourth amendment to the Revolving Credit Facility ("Fourth Amendment"), which, among other things, modified the benchmark interest rate to either: (i) the base rate plus applicable margin ranging from 0.0% to 1.5% or (ii) the Secured Overnight Financing Rate (“SOFR”) plus applicable margin ranging from 1.0% to 2.5%, in each case depending on the net lease adjusted leverage ratio. As of December 27, 2023 and December 28, 2022, no amounts were outstanding under the Revolving Credit Facility.
The obligations under the Revolving Credit Facility are secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' direct and indirect subsidiaries, with certain exceptions. The Revolving Credit Facility requires the Company to comply

Shake Shack Inc. Form 10-K | 111

with maximum net lease adjusted leverage and minimum fixed charge coverage ratios, as well as other customary affirmative and negative covenants. As of December 27, 2023, the Company was in compliance with all covenants.
The Revolving Credit Facility also permits the issuance of letters of credit upon our request of up to $15,000. As of December 27, 2023 and December 28, 2022, the Company had outstanding letters of credit of $3,147 and $1,863, respectively, in connection with the Revolving Credit Facility.

	Classification	December 27 2023	December 28 2022	December 29 2021(1)
Interest expense on Revolving Credit Facility	Interest expense	$74	$82	$479
(1) Interest expense for fiscal 2021 primarily included the write-off of previously capitalized costs on the Revolving Credit Facility.

	Classification	December 27 2023	December 28 2022
Unamortized deferred financing costs on Revolving Credit Facility	Other assets	$42	$62
NOTE 10: LEASES

A summary of operating and finance right-of-use assets and lease liabilities were as follows:

	Classification	December 27 2023	December 28 2022
Operating leases	Operating lease assets	$398,296	$367,488
Finance leases	Property and equipment, net	11,801	6,152
Total right-of-use assets		$410,097	$373,640

Operating leases:
	Operating lease liabilities, current	$49,004	$42,238
	Long-term operating lease liabilities	464,533	427,227
Finance leases:
	Other current liabilities	3,435	2,546
	Other long-term liabilities	8,721	3,909
Total lease liabilities		$525,693	$475,920

Shake Shack Inc. Form 10-K | 112

The components of lease expense were as follows:

	Classification	December 27 2023	December 28 2022	December 29 2021
Operating lease cost	Occupancy and related expenses Pre-opening costs General and administrative expenses	$67,781	$58,788	$50,888
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization expense	3,324	3,071	2,719
Interest on lease liabilities	Interest expense	476	226	207
Variable lease cost	Occupancy and related expenses Pre-opening costs General and administrative expenses	18,305	15,973	13,855
Short-term lease cost	Occupancy and related expenses	938	580	290
Total lease cost		$90,824	$78,638	$67,959

As of December 27, 2023, future minimum lease payments for operating and finance leases consisted of the following:

	Operating Leases	Finance Leases
2024(1)	$65,677	$4,068
2025	82,915	3,440
2026	79,377	2,658
2027	74,717	2,213
2028	70,343	1,192
Thereafter	293,237	142
Total minimum payments	666,266	13,713
Less: imputed interest	164,865	1,557
Total lease liabilities	$501,401	$12,156
(1)Operating leases are net of certain tenant allowance receivables that were reclassified to Other current assets as of December 27, 2023.

As of December 27, 2023 the Company had additional operating lease commitments of $154,198 for non-cancelable leases without a possession date, which commence in 2024 or later. These lease commitments are materially consistent with the leases that have been executed thus far.
A summary of lease terms and discount rates for operating and finance leases were as follows:

	December 27 2023	December 28 2022
Weighted average remaining lease term (years):
Operating leases	8.9	8.9
Finance leases	4.7	5.1
Weighted average discount rate:
Operating leases	6.2%	5.7%
Finance leases	5.6%	4.0%

Shake Shack Inc. Form 10-K | 113

Supplemental cash flow information related to leases was as follows:

	December 27 2023	December 28 2022	December 29 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$72,128	$61,114	$49,079
Operating cash flows from finance leases	476	226	207
Financing cash flows from finance leases	3,272	2,974	2,694
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	72,403	56,578	66,959
Finance leases	8,972	2,415	4,119
NOTE 11: EMPLOYEE BENEFIT PLANS

Defined Contribution Plan
Team members are eligible to participate in a defined contribution savings plan maintained by Shake Shack. The plan is funded by participant and employer contributions. Employer contributions are paid directly to the third-party trustee and are at the Company's discretion. Employer contributions are based on matching a portion of certain participants' contributions. The Company matches 100% of certain participants' contributions for the first 3% of eligible compensation contributed and 50% of contributions made in excess of 3% of eligible compensation up to 5% of eligible compensation. Employer contributions totaled $1,888, $1,553 and $1,337, respectively, for fiscal 2023, fiscal 2022 and fiscal 2021.
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
A summary of activity related to redemptions of LLC Interests were as follows:

	2023	2022	2021
Redemption and acquisition of LLC Interests
Number of LLC Interests redeemed by non-controlling interest holders	35,000	52,074	29,601
Number of LLC Interests received by Shake Shack Inc.	35,000	52,074	29,601
Issuance of Class A common stock
Shares of Class A common stock issued in connection with redemptions of LLC Interests	35,000	52,074	29,601
Cancellation of Class B common stock
Shares of Class B common stock surrendered and cancelled	35,000	52,074	29,601

Shake Shack Inc. Form 10-K | 114

Stock Compensation Plan Activity
The Company received an aggregate of 154,317, 90,527 and 395,006 LLC Interests in connection with the activity under the stock compensation plan during fiscal 2023, fiscal 2022 and fiscal 2021, respectively.
Dividend Restrictions
Shake Shack Inc. is a holding company with no direct operations. As a result, its ability to pay cash dividends on its common stock, if any, is dependent upon cash dividends, distributions or other transfers from SSE Holdings. The amounts available to pay cash dividends are subject to certain covenants and restrictions set forth in the Revolving Credit Facility. As of December 27, 2023, essentially all of the net assets of SSE Holdings were restricted.
NOTE 13: NON-CONTROLLING INTERESTS

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
The following table summarizes the ownership interest in SSE Holdings:

	2023		2022
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Shake Shack Inc.	39,474,315	93.3%	39,284,998	93.2%
Number of LLC Interests held by non-controlling interest holders	2,834,513	6.7%	2,869,513	6.8%
Total LLC Interests outstanding	42,308,828	100.0%	42,154,511	100.0%
The weighted average ownership percentages for the applicable reporting periods are used to attribute Net income (loss) and Other comprehensive income (loss) to the non-controlling interest holders.

	2023	2022	2021
Non-controlling interest holders' weighted average ownership percentages	6.7%	6.9%	7.0%

Shake Shack Inc. Form 10-K | 115

The following table summarizes the effects of changes in ownership of SSE Holdings on the Company's equity:

		(As Restated)	(As Restated)
	2023	2022	2021
Net income (loss) attributable to Shake Shack Inc.	$20,264	$(21,229)	$(4,561)
Other comprehensive income (loss):
Unrealized holding loss on foreign currency translation adjustment	(3)	(1)	(2)
Transfers (to) from non-controlling interests:
Increase in additional paid-in capital as a result of the redemption of LLC Interests	265	313	33
Increase (decrease) in additional paid-in capital as a result of activity under stock compensation plan	(3,271)	(2,978)	1,829
Total effect of changes in ownership interest on equity (loss) attributable to Shake Shack Inc.	$17,255	$(23,895)	$(2,701)
The following table summarizes the LLC Interests activity:

	2023	2022	2021
LLC Interests activity under the Company's stock compensation plan
Number of LLC Interests received by Shake Shack Inc.	154,317	90,527	395,006
Redemption and acquisition of LLC Interests
Number of LLC Interests redeemed by non-controlling interest holders	35,000	52,074	29,601
Number of LLC Interests received by Shake Shack Inc.	35,000	52,074	29,601
Issuance of Class A common stock
Shares of Class A common stock issued in connection with redemptions of LLC Interests	35,000	52,074	29,601
Cancellation of Class B common stock
Shares of Class B common stock surrendered and canceled	35,000	52,074	29,601
NOTE 14: EQUITY-BASED COMPENSATION

A summary of equity-based compensation expense by award type was as follows:

	2023	2022	2021
Stock options	$—	$—	$3
Performance stock units	3,149	4,199	3,471
Restricted stock units	11,739	9,127	5,229
Equity-based compensation expense	$14,888	$13,326	$8,703

Total income tax benefit recognized related to equity-based compensation	$391	$302	$223
Equity-based compensation expense recognized was as follows:

	2023	2022	2021
General and administrative expenses	$13,587	$12,305	$7,907
Labor and related expenses	1,301	1,021	796
Equity-based compensation expense	$14,888	$13,326	$8,703

Shake Shack Inc. Form 10-K | 116

The Company capitalized $286, $192 and $100 of equity-based compensation expense associated with the construction cost of our Shacks and certain digital and technology projects, during fiscal 2023, fiscal 2022 and fiscal 2021, respectively.
Restricted Stock Units
In January 2015, the Company adopted the 2015 Incentive Award Plan (the "2015 Plan") under which it may grant up to 5,865,522 restricted stock units and other equity-based awards to team members, directors and officers. The restricted stock units granted generally vest equally over periods ranging from one to five years. The fair value of restricted stock units is determined based on the closing market price of our Class A common stock on the date of grant. Compensation expense related to the restricted stock units is recognized using a straight-line attribution method over the vesting period.
A summary of restricted stock unit activity was as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding as of December 28, 2022	395,853	$76.82
Granted	326,692	58.26
Vested	(147,163)	70.29
Forfeited	(63,838)	68.94
Outstanding as of December 27, 2023	511,544	$67.82
As of December 27, 2023, there were 511,544 restricted stock units outstanding, of which none were vested. The weighted average grant date fair value of share awards granted during fiscal 2023, fiscal 2022 and fiscal 2021 were $58.26, $71.25, and $117.39, respectively. The total fair value of shares vested during fiscal 2023, fiscal 2022 and fiscal 2021 was $10,382, $5,936 and $8,385, respectively. As of December 27, 2023, total unrecognized compensation expense related to unvested restricted stock units was $25,159, which is expected to be recognized over a weighted average period of 2.6 years.
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
For performance stock units granted during fiscal 2022, the amount of awards that can be earned ranges from 0% to 200% of the number of performance stock units granted, based on the achievement of approved financial goals over a 1-year or 3-year performance period. In addition to the performance conditions, performance stock units are also subject to a requisite service period and the awards vest ratably over 4 years years or cliff vest over 3 years. No performance stock units were granted during fiscal 2023. The fair value of performance stock units is determined based on the closing market price of our Class A common stock on the date of grant. Compensation expense related to the performance stock units is recognized using either a graded-vesting attribution method or straight-line over the vesting period based on the most probable outcome of the performance conditions.

Shake Shack Inc. Form 10-K | 117

A summary of performance stock unit activity was as follows:

	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding as of December 28, 2022	159,822	$92.22
Granted	—	—
Performance achievement(1)	—	—
Vested	(25,494)	91.36
Forfeited	(12,903)	88.70
Outstanding as of December 27, 2023	121,425	$92.77
(1)Represents the incremental awards earned and/or awards forfeited based on the achievement of performance conditions.

As of December 27, 2023, there were 121,425 performance stock units outstanding, of which none were vested. The weighted average grant date fair value of share awards granted during fiscal 2023, fiscal 2022 and fiscal 2021 was nil, nil, and $98.87, respectively. The total fair value of awards that vested during fiscal 2023, fiscal 2022 and fiscal 2021 was $1,441, $1,869 and $3,083, respectively. As of December 27, 2023, total unrecognized compensation expense related to unvested performance stock units was $3,147, which is expected to be recognized over a weighted average period of 1.1 years.
Stock Options
Under the 2015 Plan, the Company may grant stock options to team members, directors and officers. The stock options granted generally vest equally over periods ranging from one to five years. The Company does not use cash to settle any of the equity-based awards, and issues new shares of Class A common stock upon the exercise of stock options.
The fair value of stock option awards was determined on the grant date using the Black-Scholes valuation model based on the following weighted average assumptions:

	2023	2022	2021
Expected term (years)(1)	0	0	7.5
Expected volatility(2)	—%	—%	45.4%
Risk-free interest rate(3)	—%	—%	1.4%
Dividend yield(4)	—%	—%	—%
(1)Expected term represents the estimated period of time until an award is exercised and was determined using the simplified method.
(2)Expected volatility is based on the historical volatility of a selected peer group over a period equivalent to the expected term.
(3)The risk-free rate is an interpolation of yields on U.S. Treasury securities with maturities equivalent to the expected term.
(4)A dividend yield of zero was used as the Company have no plans to declare dividends in the foreseeable future.

Shake Shack Inc. Form 10-K | 118

A summary of stock option activity was as follows:

	Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding as of December 28, 2022	134,031	$21.88
Granted	—	—
Exercised	(33,406)	22.39
Forfeited	—	—
Outstanding as of December 27, 2023	100,625	$21.71	$5,457	1.2
Options vested and exercisable as of December 27, 2023	100,625	$21.71	$5,457	1.2
Options expected to vest as of December 27, 2023	—	$—	$—	—
As of December 27, 2023, total unrecognized compensation expense related to unvested stock options was nil. Cash received from stock options exercised was $744 and the cash tax benefit realized for the tax deductions from these option exercises was $203 for fiscal 2023. The weighted average grant date fair value of options granted during fiscal 2023, fiscal 2022 and fiscal 2021 was nil, nil, $58.92, respectively. The total intrinsic value of stock options exercised during fiscal 2023, fiscal 2022 and fiscal 2021 was $1,426, $631 and $30,533, respectively. The total fair value of stock options vested during fiscal 2023, fiscal 2022 and fiscal 2021 was nil, nil and $60, respectively.
The following table summarizes information about stock options outstanding and exercisable as December 27, 2023:

	Options Outstanding and Exercisable
	Number Outstanding at December 27, 2023	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Exercise Price
$21.00	95,511	1.1	$21.00
$34.62	4,006	2.4	$34.62
$36.41	1,108	2.9	$36.41
NOTE 15: INCOME TAXES

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

Shake Shack Inc. Form 10-K | 119

Income Tax Expense
The components of Income (loss) before income taxes were as follows:

		(As Restated)	(As Restated)
	2023	2022	2021
Domestic	$(13,427)	$(49,454)	$(38,833)
Foreign	30,407	25,169	21,498
Income (loss) before income taxes	$16,980	$(24,285)	$(17,335)
The components of Income tax benefit were as follows:

		(As Restated)	(As Restated)
	2023	2022	2021
Current income taxes:
Federal	$—	$—	$—
State and local	1,271	222	275
Foreign	3,793	3,612	2,880
Total current income taxes	5,064	3,834	3,155
Deferred income taxes:
Federal	(12,427)	(4,176)	(10,732)
State and local	3,353	(838)	(3,741)
Total deferred income taxes	(9,074)	(5,014)	(14,473)
Income tax benefit	$(4,010)	$(1,180)	$(11,318)
Reconciliations of Income tax benefit computed at the U.S. federal statutory income tax rate to the recognized Income tax benefit and the U.S. statutory income tax rate to our effective tax rates were as follows:

			(As Restated)		(As Restated)
	2023		2022		2021
Expected U.S. federal income taxes at statutory rate	$3,565	21.0%	$(5,100)	21.0%	$(3,641)	21.0%
State and local income taxes, net of federal benefit	2,429	14.3%	(759)	3.1%	(1,578)	9.1%
Foreign withholding taxes	3,792	22.3%	3,612	(14.9)%	2,880	(16.6)%
Tax credits	(7,060)	(41.5)%	(5,969)	24.6%	(3,655)	21.1%
Non-controlling interest	517	3.0%	122	(0.5)%	(350)	2.0%
Remeasurement of deferred tax assets in connection with other tax rate changes	1,547	9.1%	225	(0.9)%	1,034	(6.0)%
Reserve for uncertain tax positions	154	0.9%	—	—%	—	—%
Change in valuation allowance	(9,195)	(54.2)%	4,955	(20.4)%	(6,059)	35.0%
Other	241	1.4%	1,734	(7.1)%	51	(0.3)%
Income tax benefit	$(4,010)	(23.6)%	$(1,180)	4.9%	$(11,318)	65.3%
Shake Shack's effective income tax rates for fiscal 2023, fiscal 2022 and fiscal 2021 were (23.6)%, 4.9% and 65.3%, respectively. The decrease in the effective income tax rate from fiscal 2022 to fiscal 2023 was primarily driven by additional benefit related to a decrease in valuation allowance and higher tax credits, partially offset by an increase in foreign tax expense and the revaluation of deferred tax assets as a result of a reduction in certain state income tax rates. The decrease in the effective income tax rate from fiscal 2021 to fiscal 2022 was primarily driven by additional expense related to an increase in valuation allowance, an increase in foreign tax expense, and net expense related to equity-based compensation, partially offset by higher tax credits.
Shake Shack Inc. Form 10-K | 120

Deferred Tax Assets and Liabilities
The components of deferred tax assets and liabilities were as follows:

		(As Restated)
	December 27 2023	December 28 2022
Deferred tax assets:
Investment in partnership	$90,419	$109,870
Tax Receivable Agreement	64,076	64,218
Operating lease liability	4,713	4,376
Financing lease liability	114	61
Deferred revenue	196	167
Equity-based compensation	360	380
Net operating loss carryforwards	144,144	131,867
Tax credits	26,048	19,257
Other assets	947	638
Total gross deferred tax assets	331,017	330,834
Valuation allowance	(357)	(9,560)
Total deferred tax assets, net of valuation allowance	330,660	321,274
Deferred tax liabilities:
Property and equipment	(599)	(95)
Operating lease right-of-use asset	(3,735)	(3,488)
Financing lease right-of-use asset	(111)	(58)
Other liabilities	(7)	(7)
Total gross deferred tax liabilities	(4,452)	(3,648)
Net deferred tax assets	$326,208	$317,626
As of December 27, 2023, the Company's federal and state net operating loss carryforwards for income tax purposes were $596,347 and $327,152, respectively. If not utilized, $544,480 of the Company's federal net operating losses can be carried forward indefinitely, and the remainder will begin to expire in 2035. If not utilized $49,912 of the Company's state net operating loss carryforwards can be carried forward indefinitely, and the remainder will begin to expire in 2024. As of December 27, 2023, the Company had federal tax credit carryforwards of $25,727 which will begin to expire in 2025 and gross state tax credit carryforwards of $406 which will begin to expire in 2024.
As described in Note 12, Stockholders' Equity, the Company acquired an aggregate of 189,317 LLC Interests during fiscal 2023 through redemption of LLC Interests and activity under stock-based compensation plans. The Company recognized a deferred tax liability in the amount of $720 associated with the basis difference in its investment in SSE Holdings upon acquisition of these LLC Interests. As of December 27, 2023, the total deferred tax asset related to the basis difference in the Company's investment in SSE Holdings was $90,419.
The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of December 27, 2023, the Company concluded, based on the weight of all available positive and negative evidence, that all of its deferred tax assets are more likely than not to be realized, except certain state attributes that are not expected to be utilized before expiration. As such, a valuation allowance in the amount of $357 was recognized. The net change in valuation allowance for fiscal 2023 was a decrease of $9,201 primarily related to the change in realizability of foreign tax credits. Refer to Schedule II, Valuation and Qualifying Accounts for additional information.

Shake Shack Inc. Form 10-K | 121

Uncertain Tax Positions
As of December 27, 2023, the Company assessed its tax positions by applying the two-step recognition and measurement model pursuant to ASC 740 and considering the applicable unit of account. Pursuant to ASC 740-10-25-6, the Company recognizes the financial statement effects of a tax position only when it is more likely than not that the position will be sustained upon examination. At the conclusion of the Company's examination in New York City for tax years 2015 -2017, a reserve of $207 was recognized based on a settlement with the taxing authority. In addition, the Company recognized an uncertain tax reserve of $195 for tax years 2018-2022. Reconciliations of uncertain tax positions were as follows:

		(As Restated)	(As Restated)
	2023	2022	2021
Beginning balance	$—	$—	$—
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	263	—	—
Reductions for tax positions of prior years	—	—	—
Reductions for lapse of applicable statute of limitations	—	—	—
Settlements	(116)	—	—
Ending balance	$147	$—	$—
The Company does not expect a significant increase or decrease in unrecognized tax benefits within the next twelve months. The $147 of unrecognized tax benefits, if recognized, would favorably affect the Company’s effective tax rate. Interest and penalties, if any, related to income tax liabilities are included in income tax expense. During the fiscal year ended December 27, 2023, the Company recognized $139 in interest expense. As of December 27, 2023, the Company accrued $48 of interest expense.
Shake Shack Inc. was formed in September 2014 and did not engage in any operations prior to the IPO and other transactions completed in connection with the IPO. The statute of limitations remains open for tax years beginning in 2015 for Shake Shack Inc. Additionally, although SSE Holdings is treated as a partnership for U.S. federal and state income taxes purposes, it is still required to file an annual U.S. Return of Partnership Income, which is subject to examination by the Internal Revenue Service ("IRS"). The statute of limitations has expired for tax years through 2019 for SSE Holdings.
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

Shake Shack Inc. Form 10-K | 122

During fiscal 2023, the Company acquired an aggregate of 35,000 LLC Interests in connection with the redemption of LLC Interests, which resulted in an increase in the tax basis of its investment in SSE Holdings subject to the provisions of the Tax Receivable Agreement. The Company recognized an additional liability in the amount of $720 for the TRA Payments due to the redeeming members, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the redemption of LLC Interests, after concluding it was probable that such TRA Payments would be paid based on estimates of future taxable income. No payments were made to the members of SSE Holdings pursuant to the Tax Receivable Agreement in fiscal 2023 and fiscal 2022. As of December 27, 2023, the total amount of TRA Payments due under the Tax Receivable Agreement was $235,613, of which no amount was included in Other current liabilities on the Consolidated Balance Sheets. Refer to Note 18, Commitments and Contingencies, for additional information relating to the liabilities under the Tax Receivable Agreement.
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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A common stock (in thousands, except per share amounts):

		(As Restated)	(As Restated)
	2023	2022	2021
Numerator:
Net income (loss) attributable to Shake Shack Inc.—basic	$20,264	$(21,229)	$(4,561)
Reallocation of net income attributable to non-controlling interests from the assumed conversion of Class B shares	726	—	—
Net income (loss) attributable to Shake Shack Inc.—diluted	$20,990	$(21,229)	$(4,561)
Denominator:
Weighted average shares of Class A common stock outstanding—basic	39,419	39,237	39,085
Effect of dilutive securities:
Stock options	75	—	—
Performance stock units	11	—	—
Restricted stock units	85	—	—
Convertible Notes	1,467	—	—
Shares of Class B common stock	2,842	—	—
Weighted average shares of Class A common stock outstanding—diluted	43,899	39,237	39,085

Earnings (loss) per share of Class A common stock—basic	$0.51	$(0.54)	$(0.12)
Earnings (loss) per share of Class A common stock—diluted	$0.48	$(0.54)	$(0.12)
The effect of potential share settlement of the Convertible Notes outstanding for the period is included as potentially dilutive shares of Class A common stock under application of the if-converted method in the computation of diluted earnings (loss) per share, except when the effect would be anti-dilutive. Refer to Note 9, Debt, for additional information.
Shares of Class B common stock do not share in the earnings or losses of Shake Shack and are therefore not participating securities. As such, separate presentation of basic and diluted earnings (loss) per share of Class B common stock under the two-class method has not been presented. However, shares of Class B common stock outstanding for the period are considered

Shake Shack Inc. Form 10-K | 123

potentially dilutive shares of Class A common stock under application of the if-converted method and are included in the computation of diluted earnings (loss) per share, except when the effect would be anti-dilutive.
The following table presents potentially dilutive securities excluded from the computations of diluted earnings (loss) per share of Class A common stock:

	2023		2022		2021
Stock options	—		134,031	(2)	154,231	(2)
Performance stock units	99,718	(1)	159,822	(2)	186,159	(2)
Restricted stock units	—		395,853	(2)	231,429	(2)
Shares of Class B common stock	—		2,869,513	(2)	2,921,587	(2)
Convertible notes	—		1,466,975	(2)	1,466,975	(2)
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

NOTE 17: SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information:

	2023	2022	2021
Cash paid for:
Income taxes, net of refunds	$4,056	$3,731	$2,808
Interest, net of amounts capitalized	537	252	252
Non-cash investing activities:
Accrued purchases of property and equipment	24,999	26,591	22,241
Capitalized equity-based compensation	181	126	66
Non-cash financing activities:
Establishment of liabilities under tax receivable agreement	720	844	1,093
NOTE 18: COMMITMENTS AND CONTINGENCIES

Lease Commitments
The Company is obligated under various operating leases for Shacks and the home office space, expiring in various years through 2045. Under certain of these leases, the Company is liable for contingent rent based on a percentage of sales in excess of specified thresholds and typically responsible for its proportionate share of real estate taxes, common area maintenance costs and other occupancy costs. Refer to Note 10, Leases, for additional information.
Certain leases require the Company to obtain letters of credit. As of December 27, 2023, the Company held two letters of credit, one for $130, which expires in February 2026 and the second for $402, which expires in August 2024 and renews automatically for one-year periods through January 31, 2034.

Shake Shack Inc. Form 10-K | 124

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
Legal Contingencies
In May 2022, a claim was filed against Shake Shack alleging certain violations of the Fair Labor Standards Act relating to the classification of exempt managers. The matter was settled with a maximum payment of $900. An accrual of $900 was recorded for this matter during the thirteen weeks ended March 29, 2023. Subsequently, the accrual was reduced by $385 during the thirteen weeks ended December 27, 2023.
The Company is subject to various legal proceedings, claims and liabilities, involving employees and guests alike, which arise in the ordinary course of business and are generally covered by insurance. As of December 27, 2023, the amount of the ultimate liability with respect to these matters was not material.
Liabilities under Tax Receivable Agreement
As described in Note 15, Income Taxes, the Company is a party to the Tax Receivable Agreement under which it is contractually committed to pay certain of the members of SSE Holdings 85% of the amount of any tax benefits that are actually realized, or in some cases are deemed to realize, as a result of certain transactions. The Company is not obligated to make any payments under the Tax Receivable Agreement until the tax benefits associated with the transactions that gave rise to the payments are realized. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If the Company does not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then it would not be required to make the related TRA Payments. As of December 27, 2023 and December 28, 2022, the Company recognized liabilities totaling $235,613 and $234,893, respectively, relating to the obligations under the Tax Receivable Agreement, after concluding that it was probable that it would have sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. There were no transactions subject to the Tax Receivable Agreement for which the Company did not recognize the related liability, as the Company concluded that it would have sufficient future taxable income to utilize all of the related tax benefits generated by all transactions that occurred in fiscal 2023.
NOTE 19: RELATED PARTY TRANSACTIONS

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

Shake Shack Inc. Form 10-K | 125

	Classification	2023	2022	2021
Amounts received from HYC	Licensing revenue	$988	$802	$320

	Classification	December 27 2023	December 28 2022
Amounts due from HYC	Accounts receivable, net	$57	$69
Madison Square Park Conservancy
The Chairman of the Board of Directors serves as a director of the Madison Square Park Conservancy ("MSP Conservancy"), with which Shake Shack has a license agreement and pays license fees to operate the Madison Square Park Shack. No amounts were due to MSP Conservancy as of December 27, 2023 and December 28, 2022.

	Classification	2023	2022	2021
Amounts paid to MSP Conservancy	Occupancy and related expenses	$898	$1,224	$863
Olo, Inc.
The Chairman of the Board of Directors serves as a director of Olo, Inc. (formerly known as "Mobo Systems, Inc."), a platform the Company uses in connection with its mobile ordering application.

	Classification	2023	2022	2021
Amounts paid to Olo, Inc.	Other operating expenses	$595	$431	$406

	Classification	December 27 2023	December 28 2022
Amounts due to Olo, Inc.	Accounts payable Accrued expenses	$116	$39
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

	Classification	2023	2022	2021
Amounts paid to Block, Inc.	Other operating expenses	$8,688	$4,337	$2,844

	Classification	December 27 2023	December 28 2022
Amounts due to Block, Inc.	Accounts payable Accrued expenses	$59	$55

Shake Shack Inc. Form 10-K | 126

Tax Receivable Agreement
The Company entered into a Tax Receivable Agreement that provides for the payment by the Company of 85% of the amount of any tax benefits that are actually realized, or in some cases are deemed to realize, as a result of certain transactions. Refer to Note 15, Income Taxes, for additional information. No payments were made to the members of SSE Holdings pursuant to the Tax Receivable Agreement during fiscal 2023, fiscal 2022 and fiscal 2021.

	Classification	December 27 2023	December 28 2022
Amounts due under the Tax Receivable Agreement	Other current liabilities Liabilities under Tax Receivable Agreement, net of current portion	$235,613	$234,893
Distributions to Members of SSE Holdings
Under the terms of the SSE Holdings LLC Agreement, SSE Holdings is obligated to make tax distributions to its members. No tax distributions were payable to non-controlling interest holders as of December 27, 2023 and December 28, 2022.

	Classification	2023	2022	2021
Amounts paid to non-controlling interest holders	Non-controlling interests	$162	$410	$968

NOTE 20: GEOGRAPHIC INFORMATION

Revenue by geographic area was as follows:

	2023	2022	2021
United States	$1,056,753	$875,047	$718,128
Other countries	30,780	25,439	21,765
Total revenue	$1,087,533	$900,486	$739,893
Revenues are shown based on the geographic location of the Company's customers and licensees. The Company's long-lived assets are primarily located in the United States.

Shake Shack Inc. Form 10-K | 127

Schedule I: Condensed Financial Information of Registrant

SHAKE SHACK INC.
CONDENSED BALANCE SHEETS
(PARENT COMPANY ONLY)
(in thousands, except share and per share amounts)

		(As Restated)
	December 27 2023	December 28 2022
ASSETS
Current assets:
Cash	$6,672	$7,152
Prepaid expenses	63	62
Total current assets	6,735	7,214
Deferred income taxes, net	328,870	324,113
Investment in SSE Holdings	362,296	337,939
Note receivable from SSE Holdings	216,946	209,013
Note receivable - conversion option	12,900	6,300
Due from SSE Holdings	8,213	2,963
TOTAL ASSETS	$935,960	$887,542
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	146	39
Accrued expenses	621	113
Due to SSE Holdings	22,027	16,975
Total current liabilities	22,794	17,127
Long-term debt	245,636	244,589
Liabilities under tax receivable agreement, net of current portion	235,613	234,893
Total liabilities	504,043	496,609
Commitments and contingencies
Stockholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of December 27, 2023 and December 28, 2022.	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 39,474,315 and 39,284,998 shares issued and outstanding as of December 27, 2023 and December 28, 2022, respectively.	39	39
Class B common stock, $0.001 par value—35,000,000 shares authorized; 2,834,513 and 2,869,513 shares issued and outstanding as of December 27, 2023 and December 28, 2022, respectively.	3	3
Additional paid-in capital	426,601	415,649
Retained earnings (accumulated deficit)	5,277	(24,758)
Accumulated other comprehensive loss	(3)	—
Total stockholders' equity	431,917	390,933
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$935,960	$887,542
See accompanying Notes to Condensed Financial Statements.

Shake Shack Inc. Form 10-K | 128

Schedule I: Condensed Financial Information of Registrant (continued)

SHAKE SHACK INC.
CONDENSED STATEMENTS OF INCOME (LOSS)
(PARENT COMPANY ONLY)
(in thousands)

	Fiscal Year Ended
		(As Restated)	(As Restated)
	December 27 2023	December 28 2022	December 29 2021
Intercompany revenue	$7,971	$2,293	$2,878
TOTAL REVENUE	7,971	2,293	2,878
General and administrative expenses	6,663	3,132	2,491
Intercompany expenses	54	67	—
TOTAL EXPENSES	6,717	3,199	2,491
INCOME (LOSS) FROM OPERATIONS	1,254	(906)	387
Equity in net income (loss) from SSE Holdings	10,091	(25,335)	(19,393)
Other income (expense), net	14,533	(1,767)	(25,593)
Interest expense	(1,047)	(1,047)	(867)
INCOME (LOSS) BEFORE INCOME TAXES	24,831	(29,055)	(45,466)
Income tax benefit	(5,203)	(5,783)	(21,677)
NET INCOME (LOSS)	$30,034	$(23,272)	$(23,789)
See accompanying Notes to Condensed Financial Statements.

Shake Shack Inc. Form 10-K | 129

Schedule I: Condensed Financial Information of Registrant (continued)

SHAKE SHACK INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(PARENT COMPANY ONLY)
(in thousands)

	Fiscal Year Ended
		(As Restated)	(As Restated)
	December 27 2023	December 28 2022	December 29 2021
Net income (loss)	$30,034	$(23,272)	$(23,789)
Other comprehensive loss, net of tax(1):
Change in foreign currency translation adjustment	(3)	(1)	(2)
OTHER COMPREHENSIVE LOSS	(3)	(1)	(2)
COMPREHENSIVE INCOME (LOSS)	$30,031	$(23,273)	$(23,791)
(1)Net of tax benefit of $0 for fiscal years ended December 27, 2023, December 28, 2022 and December 29, 2021.
See accompanying Notes to Condensed Financial Statements.

Shake Shack Inc. Form 10-K | 130

Schedule I: Condensed Financial Information of Registrant (continued)

SHAKE SHACK INC.
CONDENSED STATEMENTS OF CASH FLOWS
(PARENT COMPANY ONLY)
(in thousands)

	Fiscal Year Ended
		(As Restated)	(As Restated)
	December 27 2023	December 28 2022	December 29 2021
OPERATING ACTIVITIES
Net income (loss)	$30,034	$(23,272)	$(23,789)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in net (income) loss from SSE Holdings	(10,091)	25,335	19,393
Amortization of debt issuance costs	1,047	1,047	867
Equity-based compensation	894	614	526
Deferred income taxes	(5,249)	(5,783)	(21,677)
(Gain) loss on note receivable - conversion option	(6,600)	9,700	32,200
Other non-cash income	(7,933)	(7,934)	(6,609)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1)	2	(19)
Due to SSE Holdings	(3,944)	(728)	(8,229)
Accounts payable	107	30	6
Accrued expenses	512	(104)	118
NET CASH USED IN OPERATING ACTIVITIES	(1,224)	(1,093)	(7,213)
INVESTING ACTIVITIES
Purchases of LLC Interests from SSE Holdings	(11,731)	(7,619)	(41,875)
Loan to SSE Holdings	—	—	(243,750)
NET CASH USED IN INVESTING ACTIVITIES	(11,731)	(7,619)	(285,625)
FINANCING ACTIVITIES
Proceeds from issuance of convertible notes, net of discount	—	—	243,750
Debt issuance costs	—	—	(1,075)
Proceeds from issuance of Class A common stock to SSE Holdings upon settlement of equity awards	11,731	7,619	41,875
Proceeds from stock option exercises	744	424	6,640
NET CASH PROVIDED BY FINANCING ACTIVITIES	12,475	8,043	291,190
DECREASE IN CASH	(480)	(669)	(1,648)
CASH AT BEGINNING OF PERIOD	7,152	7,821	9,469
CASH AT END OF PERIOD	$6,672	$7,152	$7,821
See accompanying Notes to Condensed Financial Statements.

Shake Shack Inc. Form 10-K | 131

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
The Parent Company's cash inflows are primarily from cash dividends or distributions and other transfers from SSE Holdings. The amounts available to the Parent Company to fulfill cash commitments and pay cash dividends on its common stock are subject to certain restrictions in SSE Holdings' Revolving Credit Facility. Refer to Note 9, Debt, in the accompanying Consolidated Financial Statements, for additional information.
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
The following table presents amounts in the Parent Company's Condensed Balance Sheets that were eliminated in consolidation:

		(As Restated)
	December 27 2023	December 28 2022
Assets
Due from SSE Holdings	$8,213	$2,963
Deferred income taxes, net	4,289	8,004
Note receivable from SSE Holdings	216,946	209,013
Note receivable - conversion option	12,900	6,300
Liabilities
Due to SSE Holdings	22,027	16,975

Shake Shack Inc. Form 10-K | 132

Related party amounts that were not eliminated in the Company's Consolidated Financial Statements include the Parent Company's liabilities under the tax receivable agreement, which totaled $235,613 and $234,893, respectively as of December 27, 2023 and December 28, 2022.
The following table presents amounts in the Parent Company's Condensed Statements of Income (Loss) that were eliminated in consolidation:

		(As Restated)	(As Restated)
	2023	2022	2021
Intercompany revenue	$7,971	$2,293	$2,878
Equity in net income (loss) from SSE Holdings	10,091	(25,335)	(19,393)
Other income (expense), net	14,533	(1,767)	(25,593)
Income tax expense (benefit)	3,715	(769)	(7,234)
NOTE 3: RESTATEMENT OF PREVIOUSLY ISSUED CONDENSED FINANCIAL STATEMENTS
In connection with the preparation of the Company's Consolidated Financial Statements as of and for the fiscal year ended December 27, 2023, the Company discovered that in prior years it had not appropriately accounted for the deferred tax asset associated with its investment in SSE Holdings, primarily due to incorrect accounting for state tax depreciation. The error resulted in an overstatement of income tax expense of approximately $2,862 for the fiscal year ended December 28, 2022 and an understatement of income tax benefit of $4,094 for the fiscal year ended December 29, 2021 and deferred tax assets were understated for the impacted periods. The error also resulted in an understatement of retained earnings and deferred tax assets as of December 26, 2020 of approximately $10,094 related to prior periods. The error did not impact total revenue or loss before income taxes for the fiscal years ended December 28, 2022 and December 29, 2021. Refer to Note 3, Restatement of Previously Issued Consolidated Financial Statements, to the Company's Consolidated Financial Statements included in Part II, Item 8, for additional information.
The impact of the correction of the misstatements is summarized below:

	December 28, 2022			December 29, 2021
CORRECTED CONDENSED BALANCE SHEETS	As previously reported	Impact of Adjustment	As Restated	As previously reported	Impact of Adjustment	As Restated
Deferred income taxes, net	$307,025	$17,088	$324,113	$304,442	$14,205	$318,647
Additional paid-in capital	415,611	38	415,649	405,940	17	405,957
Retained earnings (accumulated deficit)	(41,808)	17,050	(24,758)	(15,674)	14,188	(1,486)

	December 28, 2022			December 29, 2021
CORRECTED CONDENSED STATEMENTS OF LOSS	As previously reported	Impact of Adjustment	As Restated	As previously reported	Impact of Adjustment	As Restated
Income tax benefit	$(2,921)	$(2,862)	$(5,783)	$(17,583)	$(4,094)	$(21,677)
Net loss	(26,134)	2,862	(23,272)	(27,883)	4,094	(23,789)

Shake Shack Inc. Form 10-K | 133

	December 28, 2022			December 29, 2021
CORRECTED CONDENSED STATEMENTS OF CASH FLOWS	As previously reported	Impact of Adjustment	As Restated	As previously reported	Impact of Adjustment	As Restated
Net income (loss)	$(26,134)	$2,862	$(23,272)	$(27,883)	$4,094	$(23,789)
Deferred income taxes	(4,126)	(1,657)	(5,783)	(17,583)	(4,094)	(21,677)
Accrued expenses(1)	1,101	(1,205)	(104)	118	—	118
Net cash used in Operating activities	(1,093)	—	(1,093)	(7,213)	—	(7,213)
(1)The prior impact of adjustments have been updated to conform with the current year presentation. These updates are not a part of the restatements above.
All referenced amounts for prior periods in this Schedule I and the notes herein reflect the balances and amounts on a restated basis.
NOTE 4: NOTE RECEIVABLE FROM SSE HOLDINGS
In March 2021, contemporaneously with the issuance of the Convertible Notes described in Note 4, Debt, below, the Parent Company entered into a $250,000 intercompany note with SSE Holdings (the "Intercompany Note"). The Intercompany Note will mature in March 2028 unless the Parent Company exercises its right to convert the Intercompany Note to maintain at all times a one-to-one ratio between the number of common units, directly or indirectly, held by the Parent Company and the aggregate number of outstanding shares of Class A common stock. As of December 27, 2023 and December 28, 2022, the balance of the Note receivable from SSE Holdings was $216,946 and $209,013, respectively, net of accretion.
The Parent Company's right to convert the Intercompany Note into common units of SSE Holdings (the "Conversion Option") is required to be bifurcated from the Intercompany Note and shown separately on the Parent Company's Condensed Balance Sheets. The Conversion Option is to be recorded at fair value and remeasured at each subsequent reporting date. As of December 27, 2023 and December 28, 2022, the fair value of the Conversion Option was $12,900 and $6,300, respectively.
The following table presents amounts in the Parent Company's Condensed Statements of Income (Loss) related to the change in value and accretion on the Conversion Option:

	Classification	2023	2022	2021
Unrealized gain (loss)	Other income (expense), net	$6,600	$(9,700)	$(32,200)
Interest income	Other income (expense), net	$7,933	$7,933	$6,605
NOTE 5: DEBT
In March 2021, the Parent Company issued $250,000 aggregate principal amount of 0% Convertible Senior Notes (“Convertible Notes”) which will mature on March 1, 2028, unless earlier converted, redeemed or repurchased in certain circumstances. Upon conversion, the Parent Company pays or delivers, as the case may be, cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at the Company's election. Refer to Note 9, Debt, in the Company's Consolidated Financial Statements, included in Part II, Item 8, for additional information relating to the Convertible Notes.
NOTE 6: COMMITMENTS AND CONTINGENCIES
On February 4, 2015, the Parent Company entered into a tax receivable agreement with the non-controlling interest holders that provides for payments to the non-controlling interest holders of 85% of the amount of any tax benefits that the Parent Company actually realizes, or in some cases is deemed to realize, as a result of certain transactions. Refer to Note 15, Income Taxes, to the Company's Consolidated Financial Statements included in Part II, Item 8, for additional information relating to the Parent Company's Tax Receivable Agreement. As described in Note 18, Commitments and Contingencies, to the Company's Consolidated Financial Statements, amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income of Shake Shack Inc. over the term of the Tax Receivable Agreement and (ii) future

Shake Shack Inc. Form 10-K | 134

changes in tax laws. As of December 27, 2023 and December 28, 2022, liabilities under the tax receivable agreement totaled $235,613 and $234,893, respectively.
NOTE 7: SUPPLEMENTAL CASH FLOW INFORMATION
The following table sets forth supplemental cash flow information:

		(As Restated)	(As Restated)
	2023	2022	2021
Cash paid for:
Income taxes	$9	$—	$19
Non-cash investing activities:
Accrued contribution related to stock option exercises	744	424	6,731
Class A common stock issued in connection with the acquisition of LLC Interests upon redemption by the non-controlling interest holders	265	313	33
Non-cash contribution made in connection with equity awards granted to employees of SSE Holdings	10,305	6,988	11,468
Non-cash financing activities:
Establishment of liabilities under tax receivable agreement	720	844	1,093

Shake Shack Inc. Form 10-K | 135

Schedule II: Valuation and Qualifying Accounts

	Balance at beginning of period	Additions			Reductions	Balance at end of period
(in thousands)		Charged to costs and expenses	Charged to other accounts
Deferred tax asset valuation allowance:
Fiscal year ended December 29, 2021 (As Restated)	$2,656	$(6,063)	$8,580		$—	$5,173
Fiscal year ended December 28, 2022 (As Restated)	$5,173	$4,955	$(568)	(1)	$—	$9,560
Fiscal year ended December 27, 2023	$9,560	$(9,203)	$—		$—	$357
(1)Amount relates to a valuation allowance established on deferred tax assets related to our investment in SSE Holdings.

Shake Shack Inc. Form 10-K | 136

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
During year end control procedures, management identified a material weakness in our internal control over financial reporting related to the accounting for deferred tax assets. Specifically, the internal controls in place with respect to the calculation of state deferred taxes and the related income tax expense (benefit) were not designed appropriately. The material weakness existed as of December 27, 2023 and prior periods.
Management identified and reported this weakness to both our audit committee and Ernst & Young LLP, our independent registered public accounting firm, immediately upon identification. The nature of the material weakness is described as part of Management's Report on our Internal Control over Financial Reporting. See Item 8, Financial Statements and Supplementary Data.
A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under potential future conditions, regardless of how remote.
As a result of this discovery, our Chief Executive Officer and Chief Financial Officer have now concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 27, 2023, as a result of the material weakness identified in Management's Report on our Internal Control over Financial Reporting related to accounting for deferred tax assets as discussed below.
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

For Management's Report on Internal Control over Financial Reporting, see Item 8, Financial Statements and Supplementary Data.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

For changes in internal control over financial reporting, see Item 8, Financial Statements and Supplementary Data.

Shake Shack Inc. Form 10-K | 137

Item 9B. Other Information.
Rule 10b5-1 Trading Plans
Pursuant to Item 408(a) of Regulation S-K, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, terminated, or modified a “Rule 10b5-1 trading arrangement” in the fiscal year ended December 27, 2023 as follows:

Name	Position	Action	Adoption Date	Expiration Date	Aggregate Numbers of Class A Common Stock to be Purchased/Sold
Jeff Flug	Director	Adoption	5/18/2023	8/16/2024	5,960 shares to be sold
Daniel Meyer	Chairman of the Board of Directors	Adoption	8/8/2023	4/30/2024	100,000 shares to be sold
Other than as disclosed above, no other officer or director adopted, terminated, or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Shake Shack Inc. Form 10-K | 138

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item with respect to our directors is incorporated by reference to the sections entitled “Nominees for Election as Class III Directors” and "Continuing Directors" in our Proxy Statement to be filed in connection with our 2024 Annual Meeting of Shareholders (the “Proxy Statement”). The information required by this item with respect to our Code of Business Conduct and Audit Committee (including our “audit committee financial expert”) is incorporated by reference to the sections entitled “Code of Ethics” and “Audit Committee Report” in our Proxy Statement.
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
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY INCENTIVE PLANS

The following table provides information about our compensation plans under which our Class A common stock is authorized for issuance, as of December 27, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans(2)
Equity compensation plans approved by security holders(1)	100,625	$21.71	2,509,212
(1)Includes awards granted and available to be granted under our 2015 Incentive Award Plan.
(2)This amount represents shares of common stock available for issuance under the 2015 Incentive Award Plan, which include stock options, performance stock units and restricted stock units.

Shake Shack Inc. Form 10-K | 139

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

Shake Shack Inc. Form 10-K | 140

Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a)The following documents are filed as part of this report:
(1)Financial Statements

(2)Financial Statement Schedules

Page
Schedule I: Condensed Financial Information of Registrant	128
Schedule II: Valuation and Qualifying Accounts	136
All other financial statement schedules are omitted since they are not required or are not applicable, or the required information is included in the Consolidated Financial Statements or notes thereto.

(3)Exhibits
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.
Item 16. Form 10-K Summary
None.

Shake Shack Inc. Form 10-K | 141

EXHIBIT INDEX

Exhibit Number			Incorporated by Reference			Filed Herewith
		Exhibit Description	Form	Exhibit	Filing Date
3.1		Amended and Restated Certificate of Incorporation of Shake Shack Inc., effective February 4, 2015	8-K	3.1	2/10/2015
3.2		Second Amended and Restated Bylaws of Shake Shack Inc., dated October 1, 2019	8-K	3.1	10/4/2019
4.1		Form of Class A Common Stock Certificate	S-1/A	4.1	1/28/2015
4.2		Description of Securities				#
10.1		Third Amended and Restated Limited Liability Company Agreement of SSE Holdings, LLC, dated February 4, 2015 by and among SSE Holdings, LLC and its Members	8-K	10.3	2/10/2015
10.1.1		Amendment No. 1 to Third Amended and Restated Limited Liability Company Agreement of SSE Holdings, LLC, dated March 7, 2016, but effective as of February 4, 2015	POSAM	10.1.1	3/10/2016
10.1.2		Amendment No. 2 to Third Amended and Restated Limited Liability Company Agreement of SSE Holdings, LLC, dated February 6, 2017	10-K	10.1.2	3/13/2017
10.1.3		Amendment No. 3 to Third Amended and Restated Limited Liability Company Agreement of SSE Holdings, LLC, dated March 31, 2020	10-Q	10.1	7/31/2020
10.2		Amended and Restated Management Services Agreement, effective as of January 15, 2015, by and between SSE Holdings, LLC and USHG, LLC	S-1	10.13	12/29/2014
10.3		Tax Receivable Agreement, dated February 4, 2015, by and among Shake Shack Inc., SSE Holdings, LLC and each of the Members from time to time party thereto	8-K	10.1	2/10/2015
10.4		Registration Rights Agreement, dated February 4, 2015, by and among Shake Shack Inc. and each other person identified on the schedule of investors attached thereto	8-K	10.2	2/10/2015
10.4.1		Amendment No. 1 to Registration Rights Agreement, dated and effective as of October 8, 2015, by and among Shake Shack Inc., the Continuing SSE Equity Owners and affiliates of the Former SSE Equity Owners	10-Q	10.2	11/6/2015
10.5		Stockholders Agreement, dated February 4, 2015, by and among Shake Shack Inc., SSE Holdings, LLC, and the persons and entities listed on the schedules attached thereto	8-K	10.4	2/10/2015
10.5.1		Amendment No. 1 to Stockholders Agreement, dated and effective as of October 8, 2015, by and among Shake Shack Inc., SSE Holdings, LLC, the Meyer Stockholders, the LGP Stockholders and the SEG Stockholders	10-Q	10.1	11/6/2015
10.5.2		Amendment No. 2 to Stockholders Agreement, dated and effective as of May 11, 2017, by and among Shake Shack Inc., SSE Holdings, LLC, the Meyer Stockholders, the LGP Stockholders and the SEG Stockholders	10-Q	10.2	8/4/2017
10.5.3		Amendment No. 3 to Stockholders Agreement, dated and effective as of October 16, 2018, by and among Shake Shack Inc., SSE Holdings, LLC, the Meyer Stockholders, the LPG Stockholders and the SEG Stockholders	10-K	10.5.3	2/25/2019
10.5.4		Amendment No. 4 to Stockholders Agreement, dated and effective as of May 15, 2023, by and among Shake Shack Inc., SSE Holdings, LLC, the Meyer Stockholders and the LGP Stockholders.	8-K	10.2	5/16/2023
10.5.5		Amendment No. 5 to Stockholders Agreement, dated and effective as of May 15, 2023, by and among Shake Shack Inc., SSE Holdings, LLC and the Meyer Stockholders.	8-K	10.3	5/16/2023
10.6		Form of Indemnification Agreement entered into between Shake Shack Inc. and each of its directors and officers, effective February 4, 2015	S-1/A	10.21	1/20/2015
10.7	†	Shake Shack Inc. 2015 Incentive Award Plan	S-8	4.4	1/30/2015
10.7.1	†	Amendment No. 1 to the Shake Shack Inc. 2015 Incentive Award Plan, dated April 26, 2016	10-Q	10.1	5/16/2016

Shake Shack Inc. Form 10-K | 142

Exhibit Number			Incorporated by Reference			Filed Herewith
		Exhibit Description	Form	Exhibit	Filing Date
10.7.2	†	Amendment No. 2 to the Shake Shack Inc. 2015 Incentive Award Plan, dated February 5, 2019	10-Q	10.1	5/6/2019
10.7.3	†	Form of Employee Option Agreement under the Shake Shack Inc. 2015 Incentive Award Plan, as amended	S-1/A	10.19	1/20/2015
10.7.4	†	Form of Director Option Agreement under the Shake Shack Inc. 2015 Incentive Award Plan, as amended	S-1/A	10.20	1/20/2015
10.7.5	†	Form of Performance Stock Unit Award Agreement under the Shake Shack Inc., 2015 Incentive Award Plan, as amended	10-Q	10.2	5/16/2016
10.7.6	†	Form of Supplement to Performance Stock Unit Award Agreement under the Shake Shack Inc. 2015 Incentive Award Plan, as amended	10-Q	10.3	5/16/2016
10.7.7	†	Form of Employee Restricted Stock Unit Award Agreement under the Shake Shack Inc. 2015 Incentive Award Plan as amended	10-K	10.9.6	2/25/2019
10.7.8	†	Form of Employee Restricted Stock Unit Award Supplement under the Shake Shack Inc. 2015 Incentive Award Plan as amended	10-K	10.9.7	2/25/2019
10.7.9	†	Form of Director Restricted Stock Unit Award Agreement under the Shake Shack Inc. 2015 Incentive Award Plan as amended	10-K	10.9.8	2/25/2019
10.8	†	2015 Senior Executive Bonus Plan	S-1	10.12	12/29/2014
10.9.1	†	Amended and Restated Employment Agreement, effective January 5, 2017, by and among Zach Koff, Shake Shack Inc. and SSE Holdings, LLC	8-K	10.1	1/5/2017
10.9.2		Separation Agreement by and between Zachary Koff and Shake Shack Enterprises, LLC., executed August 2, 2023	8-K	10.1	8/3/2023
10.9.3	†	Amended and Restated Employment Agreement, effective October 25, 2018, by and among Shake Shack Inc., SSE Holdings, LLC and Randy Garutti	8-K	10.1	10/26/2018
10.9.4		Transition and Advisory Agreement, dated January 26, 2024, by and among Randall Garutti, Shake Shack Inc. and SSE Holdings, LLC	8-K	10.10	1/26/2024
10.9.5		Employment Agreement, effective as of June 14, 2021, by and among Katherine Fogertey, Shake Shack Inc., SSE Holdings, LLC and Shake Shack Enterprises, LLC	8-K	10.1	6/9/2021
10.10	†	Non-Employee Director Compensation Policy	10-K	10.19	2/26/2018
10.10.1	†	Amended & Restated Non-Employee Director Compensation Policy, dated May 19, 2016	10-K	10.19.1	2/26/2018
10.10.2	†	Second Amended & Restated Non-Employee Director Compensation Policy, dated March 17, 2017	10-K	10.19.2	2/26/2018
10.11		Credit Agreement, dated as of August 2, 2019, by and among SSE Holdings, LLC, the Guarantors party thereto, the Lenders referred to therein and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender	8-K	10.1	8/5/2019
10.11.1		First Amendment to Credit Agreement, dated as of May 4, 2020, by and among SSE Holdings, LLC, the Guarantors party thereto, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent	10-Q	10.3	5/4/2020
10.11.2		Second Amendment to Credit Agreement, dated as of March 1, 2021, by and among SSE Holdings, LLC, the Guarantors party thereto, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent	10-Q	10.1	5/7/2021
10.11.3		Third Amendment to Credit Agreement, dated as of March 5, 2021, by and among SSE Holdings, LLC, the Guarantors party thereto, the Lenders party thereto, and JPMorgan Chase Bank, National Association, as Administrative Agent	10-Q	10.2	5/7/2021
10.11.4		Fourth Amendment to Credit Agreement, dated as of June 29, 2023, by and among SSE Holdings, LLC, the Guarantors party hereto, the Lenders party hereto, and JPMorgan Chase Bank, National Association, as Administrative agent	10-Q	10.7	8/4/2023
10.12		Security and Pledge Agreement, dated as of August 2, 2019, by and among SSE Holdings, LLC, the other Obligors party thereto, and Wells Fargo Bank, National Association, as Administrative Agent	10-Q	10.2	11/4/2019

Shake Shack Inc. Form 10-K | 143

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
10.13	Distribution Agreement, dated April 17, 2020, by and between Shake Shack Inc., J.P. Morgan Securities LLC, BofA Securities, Inc. and Wells Fargo Securities LLC	8-K	1.1	4/17/2020
10.14	Underwriting Agreement, dated April 17, 2020, by and between the Company and J.P. Morgan Securities LLC	8-K	1.1	4/21/2020
10.15	Cooperation Agreement, dated May 15, 2023, by and among Engaged Capital Flagship Master Fund, LP, Engaged Capital Co-Invest XV, LP, Engaged Capital Co-Invest XV-A, LP, Engaged Capital Flagship Fund, LP, Engaged Capital Flagship Fund, Ltd., Engaged Capital, LLC, Engaged Capital Holdings, LLC, Glenn W. Welling and Shake Shack Inc.	8-K	10.1	5/16/2023
10.16	Letter Agreement by and between Jeffrey D. Lawrence and Shake Shack Inc., dated May 15, 2023	8-K	10.4	5/16/2023
10.17	Letter Agreement by and between Charles J. Chapman III and Shake Shack Inc., executed July 1, 2023	8-K	10.1	7/10/2023
21	Subsidiaries of Shake Shack Inc.				*
23	Consent of Independent Registered Public Accounting Firm				*
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				#
97	Dodd-Frank Clawback Policy				*
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				*
†    Indicates a management contract or compensatory plan or arrangement.
#    Furnished herewith.

Shake Shack Inc. Form 10-K | 144

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shake Shack Inc.
(Registrant)

	By:	/s/ Katherine I. Fogertey
Katherine I. Fogertey
Date: February 29, 2024		Chief Financial Officer

Shake Shack Inc. Form 10-K | 145

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Randy Garutti	Chief Executive Officer and Director	February 29, 2024
Randy Garutti	(Principal Executive Officer)

/s/ Katherine I. Fogertey	Chief Financial Officer	February 29, 2024
Katherine I. Fogertey	(Principal Financial and Accounting Officer)

/s/ Daniel Meyer	Chairman of the Board of Directors	February 29, 2024
Daniel Meyer

/s/ Sumaiya Balbale	Director	February 29, 2024
Sumaiya Balbale

/s/ Lori George	Director	February 29, 2024
Lori George

/s/ Charles J. Chapman III	Director	February 29, 2024
Charles J. Chapman III

/s/ Anna Fieler	Director	February 29, 2024
Anna Fieler

/s/ Jeff Flug	Director	February 29, 2024
Jeff Flug

/s/ Jeffrey D. Lawrence	Director	February 29, 2024
Jeffrey D. Lawrence

/s/ Jenna Lyons	Director	February 29, 2024
Jenna Lyons

/s/ Joshua Silverman	Director	February 29, 2024
Joshua Silverman

/s/ Jonathan D. Sokoloff	Director	February 29, 2024
Jonathan D. Sokoloff

/s/ Robert Vivian	Director	February 29, 2024
Robert Vivian

/s/ Tristan Walker	Director	February 29, 2024
Tristan Walker

Shake Shack Inc. Form 10-K | 146