Form 10-Q
period 2024-03-27
Shake Shack Inc.
filed 2024-05-03
CIK 1620533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of April 24, 2024, there were 39,635,653 shares of Class A common stock outstanding and 2,801,013 shares of Class B common stock outstanding.

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
All forward-looking statements are expressly qualified in their entirety by these cautionary statements. Some of the factors which could cause results to differ materially from the Company's expectations include the Company's ability to develop and open new Shacks on a timely basis, increased costs or shortages or interruptions in the supply and delivery of products, increased labor costs or shortages, inflationary pressures, the Company's management of its digital capabilities and expansion into delivery, as well as kiosk, drive-thru and multiple format investments, the Company's ability to maintain and grow sales at existing Shacks, and risks relating to the restaurant industry generally, and the impact of any material weakness in the Company's internal controls over financial reporting identified in connection with the restatement described in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2024 or otherwise. You should evaluate all forward-looking statements made in this Form 10-Q in the context of the risks and uncertainties disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2023 as filed with the Securities and Exchange Commission (the "SEC").
The forward-looking statements included in this Form 10-Q are made only as of the date hereof. The Company undertakes no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
Shake Shack Inc. Form 10-Q | 1

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
2 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	March 27 2024	December 27 2023
ASSETS
Current assets:
Cash and cash equivalents	$260,203	$224,653
Marketable securities	24,570	68,561
Accounts receivable, net	14,458	16,847
Inventories	5,073	5,404
Prepaid expenses and other current assets	21,885	18,967
Total current assets	326,189	334,432
Property and equipment, net of accumulated depreciation of $401,132 and $376,760, respectively	537,621	530,995
Operating lease assets	410,254	398,296
Deferred income taxes, net	329,956	326,208
Other assets	14,812	15,926
TOTAL ASSETS	$1,618,832	$1,605,857
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,163	$22,273
Accrued expenses	57,366	54,742
Accrued wages and related liabilities	19,249	20,945
Operating lease liabilities, current	50,780	49,004
Other current liabilities	18,525	17,103
Total current liabilities	161,083	164,067
Long-term debt	245,898	245,636
Long-term operating lease liabilities	476,704	464,533
Liabilities under tax receivable agreement, net of current portion	236,728	235,613
Other long-term liabilities	26,126	26,638
Total liabilities	1,146,539	1,136,487
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of March 27, 2024 and December 27, 2023.	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 39,635,382 and 39,474,315 shares issued and outstanding as of March 27, 2024 and December 27, 2023, respectively.	40	39
Class B common stock, $0.001 par value—35,000,000 shares authorized; 2,801,013 and 2,834,513 shares issued and outstanding as of March 27, 2024 and December 27, 2023, respectively.	3	3
Additional paid-in capital	427,530	426,601
Retained earnings	18,817	16,777
Accumulated other comprehensive loss	(4)	(3)
Total stockholders' equity attributable to Shake Shack Inc.	446,386	443,417
Non-controlling interests	25,907	25,953
Total equity	472,293	469,370
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,618,832	$1,605,857
See accompanying Notes to Condensed Consolidated Financial Statements.
Shake Shack Inc. Form 10-Q | 3

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(in thousands, except per share amounts)

	Thirteen Weeks Ended
	March 27 2024	March 29 2023
Shack sales	$280,552	$244,254
Licensing revenue	9,952	9,024
TOTAL REVENUE	290,504	253,278
Shack-level operating expenses:
Food and paper costs	80,253	71,772
Labor and related expenses	81,509	74,264
Other operating expenses	41,856	34,936
Occupancy and related expenses	22,188	18,583
General and administrative expenses	35,944	31,311
Depreciation and amortization expense	25,441	21,322
Pre-opening costs	2,753	3,557
Impairment and loss on disposal of assets	526	722
TOTAL EXPENSES	290,470	256,467
INCOME (LOSS) FROM OPERATIONS	34	(3,189)
Other income, net	3,206	2,837
Interest expense	(508)	(403)
INCOME (LOSS) BEFORE INCOME TAXES	2,732	(755)
Income tax expense	518	867
NET INCOME (LOSS)	2,214	(1,622)
Less: Net income (loss) attributable to non-controlling interests	174	(88)
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$2,040	$(1,534)
Earnings (Loss) per share of Class A common stock:
Basic	$0.05	$(0.04)
Diluted	$0.05	$(0.04)
Weighted-average shares of Class A common stock outstanding:
Basic	39,515	39,332
Diluted	41,259	39,332
See accompanying Notes to Condensed Consolidated Financial Statements.

4 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Thirteen Weeks Ended
	March 27 2024	March 29 2023
Net income (loss)	$2,214	$(1,622)
Other comprehensive loss, net of tax(1):
Change in foreign currency translation adjustment	(1)	(4)
OTHER COMPREHENSIVE LOSS	(1)	(4)
COMPREHENSIVE INCOME (LOSS)	2,213	(1,626)
Less: Comprehensive income (loss) attributable to non-controlling interests	174	(88)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$2,039	$(1,538)
(1)Net of tax expense of $0 for the thirteen weeks ended March 27, 2024 and March 29, 2023.
See accompanying Notes to Condensed Consolidated Financial Statements.
Shake Shack Inc. Form 10-Q | 5

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands, except share amounts)

For the Thirteen Weeks Ended March 27, 2024 and March 29, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 27, 2023	39,474,315	$39	2,834,513	$3	$426,601	$16,777	$(3)	$25,953	$469,370
Net income	—	—	—	—	—	2,040	—	174	2,214
Other comprehensive income (loss):
Net change in foreign currency translation adjustment	—	—	—	—	—	—	(1)	—	(1)
Equity-based compensation	—	—	—	—	3,718	—	—	—	3,718
Activity under stock compensation plans	127,567	1	—	—	(5,577)	—	—	211	(5,365)
Redemption of LLC Interests	33,500	—	(33,500)	—	286	—	—	(286)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	2,502	—	—	—	2,502
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	(145)	(145)
BALANCE, MARCH 27, 2024	39,635,382	$40	2,801,013	$3	$427,530	$18,817	$(4)	$25,907	$472,293

BALANCE, DECEMBER 28, 2022	39,284,998	$39	2,869,513	$3	$415,649	$(3,487)	$—	$24,632	$436,836
Net loss	—	—	—	—	—	(1,534)	—	(88)	(1,622)
Other comprehensive income (loss):
Net change in foreign currency translation adjustment	—	—	—	—	—	—	(4)	—	(4)
Equity-based compensation	—	—	—	—	3,864	—	—	—	3,864
Activity under stock compensation plans	94,907	—	—	—	(2,699)	—	—	186	(2,513)
Redemption of LLC Interests	25,000	—	(25,000)	—	194	—	—	(194)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	481	—	—	—	481
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	(49)	(49)
BALANCE, MARCH 29, 2023	39,404,905	$39	2,844,513	$3	$417,489	$(5,021)	$(4)	$24,487	$436,993

6 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Thirteen Weeks Ended
	March 27 2024	March 29 2023
OPERATING ACTIVITIES
Net income (loss) (including amounts attributable to non-controlling interests)	$2,214	$(1,622)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	25,441	21,322
Amortization of debt issuance costs	262	262
Amortization of cloud computing asset	518	439
Non-cash operating lease cost	18,490	16,075
Equity-based compensation	3,642	3,802
Deferred income taxes	(131)	1,917
Non-cash interest	(164)	58
Gain on sale of equity securities	—	(81)
Net amortization of discount on held-to-maturity securities	(370)	—
Impairment and loss on disposal of assets	526	722
Changes in operating assets and liabilities:
Accounts receivable	2,389	3,354
Inventories	331	(210)
Prepaid expenses and other current assets	(2,757)	(1,580)
Other assets	(650)	(1,218)
Accounts payable	(3,760)	(5,799)
Accrued expenses	2,027	(2,018)
Accrued wages and related liabilities	(1,696)	1,068
Other current liabilities	709	(2,389)
Operating lease liabilities	(17,213)	(16,830)
Other long-term liabilities	857	2,548
NET CASH PROVIDED BY OPERATING ACTIVITIES	30,665	19,820
INVESTING ACTIVITIES
Purchases of property and equipment	(33,054)	(34,326)
Maturities of held-to-maturity marketable securities	44,361	—
Purchases of equity securities	—	(690)
Sales of equity securities	—	81,478
NET CASH PROVIDED BY INVESTING ACTIVITIES	11,307	46,462
FINANCING ACTIVITIES
Payments on principal of finance leases	(910)	(807)
Distributions paid to non-controlling interest holders	(145)	(49)
Net proceeds from stock option exercises	474	113
Employee withholding taxes related to net settled equity awards	(5,840)	(2,626)
NET CASH USED IN FINANCING ACTIVITIES	(6,421)	(3,369)
Effect of exchange rate changes on cash and cash equivalents	(1)	(4)
INCREASE IN CASH AND CASH EQUIVALENTS	35,550	62,909
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	224,653	230,521
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$260,203	$293,430
See accompanying Notes to Condensed Consolidated Financial Statements.
Shake Shack Inc. Form 10-Q | 7

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

8 | Shake Shack Inc. Form 10-Q

NOTE 1: NATURE OF OPERATIONS

Shake Shack Inc. was formed on September 23, 2014 as a Delaware corporation for the purpose of facilitating an initial public offering and other related transactions in order to carry on the business of SSE Holdings, LLC and its subsidiaries ("SSE Holdings"). Shake Shack Inc. is the sole managing member of SSE Holdings and, as sole managing member, the Company operates and controls all of the business and affairs of SSE Holdings. As a result, the Company consolidates the financial results of SSE Holdings and reports a non-controlling interest representing the economic interest in SSE Holdings held by the other members of SSE Holdings. As of March 27, 2024 the Company owned 93.4% of SSE Holdings. Unless the context otherwise requires, "we," "us," "our," "Shake Shack," the "Company" and other similar references, refer to Shake Shack Inc. and, unless otherwise stated, all of its subsidiaries, including SSE Holdings.
The Company operates and licenses Shake Shack restaurants ("Shacks"), which serve burgers, chicken, hot dogs, crinkle cut fries, shakes, frozen custard, beer, wine and more. As of March 27, 2024, there were 525 Shacks in operation system-wide, of which 299 were Company-operated Shacks and 226 were licensed Shacks.
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Shake Shack Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These interim Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and on a basis consistent in all material respects with the accounting policies described in its Annual Report on Form 10-K for the fiscal year ended December 27, 2023 ("2023 Form 10-K"). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These interim Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes thereto included in its 2023 Form 10-K. In the Company's opinion, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the financial position and results of operation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.
SSE Holdings is considered a variable interest entity. Shake Shack Inc. is the primary beneficiary as the Company has the majority economic interest in SSE Holdings and, as the sole managing member, has decision making authority that significantly affects the economic performance of the entity, while the limited partners have no substantive kick-out or participating rights. As a result, the Company consolidates SSE Holdings. The assets and liabilities of SSE Holdings represent substantially all of the Company's consolidated assets and liabilities with the exception of certain deferred taxes and liabilities under the Tax Receivable Agreement. As of March 27, 2024 and December 27, 2023, the net assets of SSE Holdings were $394,523 and $388,250, respectively. The assets of SSE Holdings are subject to certain restrictions in SSE Holdings' revolving credit agreement.
Fiscal Year
The Company operates on a 52/53 week fiscal year ending on the last Wednesday of December. Fiscal 2024 contains 52 weeks and ends on December 25, 2024. Fiscal 2023 contained 52 weeks and ended on December 27, 2023. Unless otherwise stated, references to years in this report relate to fiscal years.
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
The Company sells gift cards which do not have expiration dates. Revenue from gift cards is recognized when gift cards are redeemed by the customer or, in the event a gift card is not expected to be redeemed, in proportion to actual redemptions of gift cards ("gift card breakage"). The gift card breakage rate is determined from historical gift card redemption patterns. Gift card breakage income for the thirteen weeks ended March 27, 2024 and March 29, 2023 was $134 and $106, respectively. Gift card breakage income is included in Shack sales in the Condensed Consolidated Statements of Income (Loss).
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
10 | Shake Shack Inc. Form 10-Q

recognized in revenue as the performance obligations are satisfied. Revenue from sales-based royalties is recognized as the related sales occur.
Revenue disaggregated by type was as follows:

	Thirteen Weeks Ended
	March 27 2024	March 29 2023
Shack sales	$280,552	$244,254
Licensing revenue:
Sales-based royalties	9,633	8,778
Initial territory and opening fees	319	246
Total revenue	$290,504	$253,278
The aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of March 27, 2024 was $23,370. The Company expects to recognize this amount as revenue over a long-term period, as the license term for each Shack ranges from 5 to 20 years. This amount excludes any variable consideration related to sales-based royalties.
Contract Balances
Contract liabilities and receivables from contracts with customers were as follows:

	March 27 2024	December 27 2023
Shack sales receivables	$9,012	$9,884
Licensing receivables, net of allowance for doubtful accounts	3,880	4,610
Gift card liability	2,325	2,603
Deferred revenue, current	1,261	1,192
Deferred revenue, long-term	16,919	17,157
Revenue recognized that was included in the respective liability balances at the beginning of the period was as follows:

	Thirteen Weeks Ended
	March 27 2024	March 29 2023
Gift card liability	$419	$333
Deferred revenue	317	244
NOTE 4: FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying values of the Company's Cash and cash equivalents, Accounts receivable, net, Accounts payable and Accrued expenses approximate fair value due to the short-term nature of these financial instruments.
The Company's marketable securities were as follows:

	March 27 2024	December 27 2023
Held-to-maturity securities	24,570	68,561
Shake Shack Inc. Form 10-Q | 11

The Company classified its held-to-maturity securities as Level 1 measurements within the fair value hierarchy. Refer to Note 6, Debt, for additional information relating to the fair value of the Company's outstanding debt instruments.
The Company's held-to-maturity securities were as follows:

	March 27, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries	$24,570	$505	$—	$25,075
As of March 27, 2024, the contractual maturities of held-to-maturity securities were less than 12 months. Any expected credit losses would not be material to the Condensed Consolidated Statements of Income (Loss).
A summary of other income (expense) from marketable securities was as follows:

	Thirteen Weeks Ended
	March 27 2024	March 29 2023
Income from marketable securities	$535	$495
Realized gain on sale of equity securities	—	81
Total	$535	$576
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis include long-lived assets, operating lease right-of-use assets and indefinite-lived intangible assets. The Company performs its impairment analysis at least annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges recognized during the thirteen weeks ended March 27, 2024 and March 29, 2023.
NOTE 5: SUPPLEMENTAL BALANCE SHEET INFORMATION

The components of Prepaid expenses and other current assets were as follows:

	March 27 2024	December 27 2023
Prepaid expenses	$8,263	$5,641
Tenant allowance receivables	12,297	12,136
Other	1,325	1,190
Prepaid expenses and other current assets	$21,885	$18,967
The components of Other current liabilities were as follows:

	March 27 2024	December 27 2023
Sales tax payable	$6,453	$6,076
Current portion of financing equipment lease liabilities	3,532	3,435
Gift card liability	2,325	2,603
Other	6,215	4,989
Other current liabilities	$18,525	$17,103
12 | Shake Shack Inc. Form 10-Q

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
The Convertible Notes had an initial conversion rate of 5.8679 shares of Class A common stock per one thousand dollar principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $170.42 per share of Class A common stock. The fair value of the Convertible Notes was approximately $226,795 and $205,000, respectively, as of March 27, 2024 and December 27, 2023, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as a Level 2 measurement within the fair value hierarchy.

		Thirteen Weeks Ended
	Classification	March 27 2024	March 29 2023
Amortization expense on Convertible Notes	Interest expense	$262	$262

	March 27 2024	December 27 2023
Convertible Notes	$250,000	$250,000
Discount and debt issuance costs, net of amortization	(4,102)	(4,364)
Long-term debt	$245,898	$245,636
Revolving Credit Facility
The Company maintains a revolving credit facility agreement ("Revolving Credit Facility") which permits borrowings up to $50,000 with the ability to increase available borrowings up to an additional $100,000, subject to satisfaction of certain conditions. The Revolving Credit Facility has a maturity date of March 5, 2026.
In June 2023, the Company entered into the fourth amendment to the Revolving Credit Facility ("Fourth Amendment"), which, among other things, modified the benchmark interest rate to either: (i) the base rate plus applicable margin ranging from 0.0% to 1.5% or (ii) the Secured Overnight Financing Rate (“SOFR”) plus applicable margin ranging from 1.0% to 2.5%, in each case
Shake Shack Inc. Form 10-Q | 13

dependent upon the net lease adjusted leverage ratio. As of March 27, 2024 and December 27, 2023, no amounts were outstanding under the Revolving Credit Facility.
The obligations under the Revolving Credit Facility are secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' direct and indirect subsidiaries, with certain exceptions. The Revolving Credit Facility requires the Company to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios, as well as other customary affirmative and negative covenants. As of March 27, 2024, the Company was in compliance with all covenants.
The Revolving Credit Facility also permits the issuance of letters of credit upon our request of up to $15,000. As of March 27, 2024 and December 27, 2023, the Company had outstanding letters of credit of $3,310 and $3,147, respectively, in connection with the Revolving Credit Facility.

		Thirteen Weeks Ended
	Classification	March 27 2024	March 29 2023
Interest expense on Revolving Credit Facility	Interest expense	$17	$24

	Classification	March 27 2024	December 27 2023
Unamortized deferred financing costs on Revolving Credit Facility	Other assets	$38	$42
NOTE 7: LEASES

Nature of Leases
Shake Shack currently leases all of its Company-operated Shacks, the home office and certain equipment under various non-cancelable lease agreements that expire on various dates through 2045. The Company evaluates contracts entered into to determine whether the contract involves the use of property or equipment, which is either explicitly or implicitly identified in the contract. The Company evaluates whether it controls the use of the asset, which is determined by assessing whether substantially all economic benefit from the use of the asset is obtained, and whether the Company has the right to direct the use of the asset. If these criteria are met, the Company has identified a lease within the contract, and therefore a right of use asset and lease liability are recorded on the Condensed Consolidated Balance Sheet. Upon possession of a leased asset, the Company determines whether the lease is an operating or finance lease. All of the Company's real estate leases are classified as operating leases and most equipment leases are classified as finance leases.
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
For operating leases, fixed lease payments are recognized as operating lease costs on a straight-line basis over the lease term within the Condensed Consolidated Statements of Income (Loss) in the following line items. Lease expense incurred before a Shack opens is recorded in Pre-opening costs. Once a Company-operated Shack opens, the straight-line lease expense and contingent rent, if applicable, are recorded in Occupancy and related expenses. Many of these leases also require the Company to pay real estate taxes, common area maintenance costs and other occupancy costs which are included in Occupancy and related expenses. Finance leases are recognized in depreciation expense on a straight-line basis over the remaining lease term, along with recognition of interest expense associated with accretion of the lease liability.
14 | Shake Shack Inc. Form 10-Q

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
A summary of operating and finance right-of-use assets and lease liabilities were as follows:

	Classification	March 27 2024	December 27 2023
Operating leases	Operating lease assets	$410,254	$398,296
Finance leases	Property and equipment, net	11,637	11,801
Total right-of-use assets		$421,891	$410,097

Operating leases:
	Operating lease liabilities, current	$50,780	$49,004
	Long-term operating lease liabilities	476,704	464,533
Finance leases:
	Other current liabilities	3,532	3,435
	Other long-term liabilities	8,519	8,721
Total lease liabilities		$539,535	$525,693
The components of lease expense were as follows:

		Thirteen Weeks Ended
	Classification	March 27 2024	March 29 2023
Operating lease cost	Occupancy and related expenses Pre-opening costs General and administrative expenses	$18,490	$16,075
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization expense	968	737
Interest on lease liabilities	Interest expense	180	70
Variable lease cost	Occupancy and related expenses Pre-opening costs General and administrative expenses	5,206	3,770
Short-term lease cost	Occupancy and related expenses	216	240
Total lease cost		$25,060	$20,892
Shake Shack Inc. Form 10-Q | 15

As of March 27, 2024, future minimum lease payments for operating and finance leases consisted of the following:

	Operating Leases	Finance Leases
2024(1)	$46,721	$3,183
2025	86,077	3,696
2026	82,830	2,926
2027	78,181	2,331
2028	73,834	1,251
Thereafter	316,485	139
Total minimum payments	684,128	13,526
Less: imputed interest	168,941	1,475
Total lease liabilities	$515,187	$12,051
(1)Operating leases are net of certain tenant allowance receivables that were reclassified to Other current assets as of March 27, 2024.
As of March 27, 2024, the Company had additional operating lease commitments of $148,440 for non-cancelable leases without a possession date, which commence in 2024 or later. These lease commitments are materially consistent with the leases that have been executed thus far.
A summary of lease terms and discount rates for operating and finance leases were as follows:

	March 27 2024	December 27 2023
Weighted average remaining lease term (years):
Operating leases	8.9	8.9
Finance leases	4.5	4.7
Weighted average discount rate:
Operating leases	6.2%	6.2%
Finance leases	5.6%	5.6%
Supplemental cash flow information related to leases was as follows:

	Thirteen Weeks Ended
	March 27 2024	March 29 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,775	$16,830
Operating cash flows from finance leases	180	70
Financing cash flows from finance leases	910	807
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	23,319	21,414
Finance leases	804	701
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
16 | Shake Shack Inc. Form 10-Q

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
The following table summarizes the ownership interest in SSE Holdings:

	March 27, 2024		December 27, 2023
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Shake Shack Inc.	39,635,382	93.4%	39,474,315	93.3%
Number of LLC Interests held by non-controlling interest holders	2,801,013	6.6%	2,834,513	6.7%
Total LLC Interests outstanding	42,436,395	100.0%	42,308,828	100.0%
The weighted average ownership percentages for the applicable reporting periods are used to attribute Net income (loss) and Other comprehensive income (loss) to the non-controlling interest holders and were as follows:

	Thirteen Weeks Ended
	March 27 2024	March 29 2023
Non-controlling interest holders' weighted average ownership percentages	6.7%	6.8%
The following table summarizes the effects of changes in ownership of SSE Holdings on the Company's equity:

	Thirteen Weeks Ended
	March 27 2024	March 29 2023
Net income (loss) attributable to Shake Shack Inc.	$2,040	$(1,534)
Other comprehensive loss:
Unrealized holding loss on foreign currency translation adjustment	(1)	(4)
Transfers (to) from non-controlling interests:
Increase in additional paid-in capital as a result of the redemption of LLC Interests	286	194
Decrease in additional paid-in capital as a result of activity under stock compensation plan	(5,577)	(2,699)
Total effect of changes in ownership interest on loss attributable to Shake Shack Inc.	$(3,252)	$(4,043)
The following table summarizes the LLC Interests activity:

	Thirteen Weeks Ended
	March 27 2024	March 29 2023
LLC Interests activity under the Company's stock compensation plan
Number of LLC Interests received by Shake Shack Inc.	127,567	94,907
Redemption and acquisition of LLC Interests
Number of LLC Interests redeemed by non-controlling interest holders	33,500	25,000
Number of LLC Interests received by Shake Shack Inc.	33,500	25,000
Issuance of Class A common stock
Shares of Class A common stock issued in connection with redemptions of LLC Interests	33,500	25,000
Cancellation of Class B common stock
Shares of Class B common stock surrendered and canceled	33,500	25,000
Shake Shack Inc. Form 10-Q | 17

NOTE 9: EQUITY-BASED COMPENSATION

A summary of equity-based compensation expense by award type was as follows:

	Thirteen Weeks Ended
	March 27 2024	March 29 2023
Performance stock units	$783	$1,310
Restricted stock units	2,859	2,492
Equity-based compensation expense	$3,642	$3,802

Total income tax benefit recognized related to equity-based compensation	$104	$102
Equity-based compensation expense recognized was as follows:

	Thirteen Weeks Ended
	March 27 2024	March 29 2023
General and administrative expenses	$3,316	$3,529
Labor and related expenses	326	273
Equity-based compensation expense	$3,642	$3,802
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
Effective Income Tax Rates
The following table presents the Company’s effective income tax rates:

	Thirteen Weeks Ended
	March 27 2024	March 29 2023
Effective income tax rates	19.0%	(114.8)%
The increase in the effective income tax rate for the thirteen weeks ended March 27, 2024 was primarily driven by the change in pre-tax income for the period compared to a pre-tax loss for the same period last year and the impact of discrete items which had a disproportionate effect on the minimal pre-tax loss in the prior year. Additionally, an increase in the Company's ownership interest in SSE Holdings increases its share of the taxable income (loss) of SSE Holdings.
18 | Shake Shack Inc. Form 10-Q

The Company's weighted average ownership interest in SSE Holdings was as follows:

	Thirteen Weeks Ended
	March 27 2024	March 29 2023
Shake Shack's weighted average ownership percentages	93.3%	93.2%
Deferred Tax Assets and Liabilities
The Company acquires LLC Interests in connection with the redemption of LLC Interests and activity relating to its stock compensation plan and recognizes deferred tax assets associated with the basis difference in its investment in SSE Holdings upon acquisition of these LLC Interests.
The following table summarizes the LLC Interests acquired by the Company:

	Thirteen Weeks Ended
	March 27 2024	March 29 2023
LLC Interests activity under the Company's stock compensation plan	127,567	94,907
LLC Interests activity from redemptions of LLC Interests	33,500	25,000
Total LLC Interests acquired by the Company	161,067	119,907
Deferred tax assets related to the basis difference in the Company's investment in SSE Holdings were as follows:

	Thirteen Weeks Ended
	March 27 2024	March 29 2023
Deferred tax assets recognized upon acquisition of LLC Interests	$3,314	$824

	March 27 2024	December 27 2023
Total deferred tax assets related to the acquisition of LLC Interests	$95,228	$90,419
The Company also recognizes deferred tax assets related to additional tax basis increases generated from expected future payments under the Tax Receivable Agreement and related deductions for imputed interest on such payments. Refer to "Tax Receivable Agreement," herein for additional information.

	Thirteen Weeks Ended
	March 27 2024	March 29 2023
Deferred tax assets recognized under the Tax Receivable Agreement	$303	$129
The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of March 27, 2024, the Company concluded, based on the weight of all available positive and negative evidence, that all of its deferred tax assets (except for those deferred tax assets relating to certain state tax credits and net operating losses) are more likely than not to be realized. As such, no additional valuation allowance was recognized.
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
Shake Shack Inc. Form 10-Q | 19

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
There were no transactions subject to the Tax Receivable Agreement for which the Company did not recognize the related liability, as the Company concluded that it would have sufficient future taxable income to utilize all of the related tax benefits generated by all transactions that occurred during the thirteen weeks ended March 27, 2024 and March 29, 2023.
A summary of obligations under the Tax Receivable Agreement were as follows:

	Thirteen Weeks Ended
	March 27 2024	March 29 2023
Additional liabilities recognized under the Tax Receivable Agreement	$1,115	$472

	March 27 2024	December 27 2023
Total obligations under the Tax Receivable Agreement	$236,728	$235,613
During the thirteen weeks ended March 27, 2024 and March 29, 2023, inclusive of interest, no payments were made to the parties to the Tax Receivable Agreement.
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
20 | Shake Shack Inc. Form 10-Q

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A common stock (in thousands, except per share amounts):

	Thirteen Weeks Ended
	March 27 2024	March 29 2023
Numerator:
Net income (loss) attributable to Shake Shack Inc.—basic	$2,040	$(1,534)
Net income (loss) attributable to Shake Shack Inc.—diluted	$2,040	$(1,534)
Denominator:
Weighted average shares of Class A common stock outstanding—basic	39,515	39,332
Effect of dilutive securities:
Stock options	70	—
Performance stock units	15	—
Restricted stock units	192	—
Convertible Notes	1,467	—
Weighted average shares of Class A common stock outstanding—diluted	41,259	39,332

Earnings (loss) per share of Class A common stock—basic	$0.05	$(0.04)
Earnings (loss) per share of Class A common stock—diluted	$0.05	$(0.04)
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
The following table presents potentially dilutive securities excluded from the computations of diluted earnings (loss) per share of Class A common stock:

	Thirteen Weeks Ended
	March 27 2024		March 29 2023
Stock options	—		128,656	(2)
Performance stock units	123,969	(1)	134,659	(2)
Restricted stock units	—		576,227	(2)
Shares of Class B common stock	2,801,013	(2)	2,844,513	(2)
Convertible notes	—		1,466,975	(2)
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

Shake Shack Inc. Form 10-Q | 21

NOTE 12: SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information:

	Thirteen Weeks Ended
	March 27 2024	March 29 2023
Cash paid for:
Income taxes, net of refunds	$1,214	$782
Interest, net of amounts capitalized	350	83
Non-cash investing activities:
Accrued purchases of property and equipment	22,415	25,752
Capitalized equity-based compensation	49	43
Non-cash financing activities:
Establishment of liabilities under Tax Receivable Agreement	1,115	472
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
Certain leases require the Company to obtain letters of credit. As of March 27, 2024, the Company held three letters of credit, one for $402, which expires in August 2024 and renews automatically for one-year periods through January 2034, one for $163, which expires in December 2024 and renews automatically for one-year periods through December 2029 and one for $130 which expires in February 2026.
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
Legal Contingencies
The Company is subject to various legal proceedings, claims and liabilities, involving employees and guests alike, which arise in the ordinary course of business and are generally covered by insurance. As of March 27, 2024, the amount of the ultimate liability with respect to these matters was not material.
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
22 | Shake Shack Inc. Form 10-Q

contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If the Company does not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then it would not be required to make the related TRA Payments.
The Company recognizes liabilities relating to the obligations under the Tax Receivable Agreement if concluding that it is probable that it would have sufficient future taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. Refer to Note 10, Income Taxes, for additional information relating to the Tax Receivable Agreement.
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

		Thirteen Weeks Ended
	Classification	March 27 2024	March 29 2023
Amounts received from HYC	Licensing revenue	$98	$146

	Classification	March 27 2024	December 27 2023
Amounts due from HYC	Accounts receivable, net	$61	$57
Madison Square Park Conservancy
The Chairman of the Board of Directors serves as a director of the Madison Square Park Conservancy ("MSP Conservancy"), with which Shake Shack has a license agreement and pays license fees to operate the Madison Square Park Shack. No amounts were due to MSP Conservancy as of March 27, 2024 and December 27, 2023.

		Thirteen Weeks Ended
	Classification	March 27 2024	March 29 2023
Amounts paid to MSP Conservancy	Occupancy and related expenses	$229	$224
Olo, Inc.
The Chairman of the Board of Directors serves as a director of Olo, Inc., a platform the Company uses in connection with its mobile ordering application.

		Thirteen Weeks Ended
	Classification	March 27 2024	March 29 2023
Amounts paid to Olo, Inc.	Other operating expenses	$181	$124
Shake Shack Inc. Form 10-Q | 23

	Classification	March 27 2024	December 27 2023
Amounts due to Olo, Inc.	Accounts payable Accrued expenses	$178	$116
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

		Thirteen Weeks Ended
	Classification	March 27 2024	March 29 2023
Amounts paid to Block, Inc.	Other operating expenses	$2,705	$1,571

	Classification	March 27 2024	December 27 2023
Amounts due to Block, Inc.	Accounts payable Accrued expenses	$14	$59
Tax Receivable Agreement
The Company entered into a Tax Receivable Agreement that provides for the payment by the Company of 85% of the amount of any tax benefits that are actually realized, or in some cases are deemed to realize, as a result of certain transactions. Refer to Note 10, Income Taxes, for additional information. No payments were made to the members of SSE Holdings pursuant to the Tax Receivable Agreement during the thirteen weeks ended March 27, 2024 and March 29, 2023.

	Classification	March 27 2024	December 27 2023
Amounts due under the Tax Receivable Agreement	Other current liabilities Liabilities under Tax Receivable Agreement, net of current portion	$236,728	$235,613
Distributions to Members of SSE Holdings
Under the terms of the SSE Holdings LLC Agreement, SSE Holdings is obligated to make tax distributions to its members. No tax distributions were payable to non-controlling interest holders as of March 27, 2024 and December 27, 2023, respectively.

		Thirteen Weeks Ended
	Classification	March 27 2024	March 29 2023
Amounts paid to non-controlling interest holders	Non-controlling interests	$145	$49

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

All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Form 10-Q in the context of the risks and uncertainties disclosed in our Annual Report on Form 10-K for the fiscal year ended December 27, 2023 ("2023 Form 10-K").

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

The following discussion should be read in conjunction with our 2023 Form 10-K and the Condensed Consolidated Financial Statements and notes thereto included in Part I, Item 1 of this Form 10-Q. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years and the associated quarters, months and periods of those fiscal years.
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
"Same-Shack sales" represents Shack sales for the comparable Shack base, which is defined as the number of Company-operated Shacks open for 24 full fiscal months or longer. For consecutive days that Shacks were temporarily closed, the comparative period was also adjusted.
“System-wide sales” is an operating measure and consists of sales from Company-operated Shacks and licensed Shacks. The Company does not recognize the sales from licensed Shacks as revenue. Of these amounts, revenue is limited to licensing
Shake Shack Inc. Form 10-Q | 25

revenue based on a percentage of sales from licensed Shacks, as well as certain up-front fees, such as territory fees and opening fees.
Key Operating Metrics
Same-Shack sales for the thirteen weeks ended March 27, 2024 increased 1.6% compared to the same period last year, driven by a 3.7% increase in price mix partially offset by a 2.1% decrease in guest traffic. For the purpose of calculating same-Shack sales for the thirteen weeks ended March 27, 2024, Shack sales for 224 Shacks were included in the comparable Shack base.
Average weekly sales were $73,000 for the thirteen weeks ended March 27, 2024, which was flat compared to the same period last year, primarily driven by higher menu prices, partially offset by a decline in guest traffic.
System-wide sales for the thirteen weeks ended March 27, 2024 increased 12.3% to $443.3 million compared to the same period last year.
Digital sales for the thirteen weeks ended March 27, 2024 increased 15.3% to $103.2 million compared to the same period last year. Digital sales includes orders placed on the Shake Shack app, website and third-party delivery platforms, which represented 36.8% of Shack sales during the thirteen weeks ended March 27, 2024.
Development Highlights
During the thirteen weeks ended March 27, 2024, we opened four new Company-operated Shacks and four new licensed Shacks. There was one permanent licensed Shack closure in the first quarter of 2024.
The following table presents the Shacks opened during the thirteen weeks ended March 27, 2024:

Location	Type	Opening Date
Nanjing, China — Nanjing IFC	Licensed	1/3/2024
North Brunswick Township, NJ — North Brunswick	Company-operated	1/10/2024
Seoul, Korea — Yeouido	Licensed	1/12/2024
Vienna, VA — Pike 7	Company-operated	2/20/2024
Tel Aviv, Israel — Dizengoff	Licensed	2/27/2024
Santa Rosa, CA — Montgomery Village	Company-operated	2/28/2024
Bloomingdale, IL — Bloomingdale	Company-operated	3/7/2024
Muharraq, Bahrain — Marassi Galleria Mall	Licensed	3/14/2024
As of March 27, 2024, there were 525 Shacks in operation system-wide, of which 299 were Company-operated Shacks and 226 were licensed Shacks.
26 | Shake Shack Inc. Form 10-Q

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the thirteen weeks ended March 27, 2024 and March 29, 2023:

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 27 2024		March 29 2023
Shack sales	$280,552	96.6%	$244,254	96.4%
Licensing revenue	9,952	3.4%	9,024	3.6%
TOTAL REVENUE	290,504	100.0%	253,278	100.0%
Shack-level operating expenses(1):
Food and paper costs	80,253	28.6%	71,772	29.4%
Labor and related expenses	81,509	29.1%	74,264	30.4%
Other operating expenses	41,856	14.9%	34,936	14.3%
Occupancy and related expenses	22,188	7.9%	18,583	7.6%
General and administrative expenses	35,944	12.4%	31,311	12.4%
Depreciation and amortization expense	25,441	8.8%	21,322	8.4%
Pre-opening costs	2,753	0.9%	3,557	1.4%
Impairment and loss on disposal of assets	526	0.2%	722	0.3%
TOTAL EXPENSES	290,470	100.0%	256,467	101.3%
INCOME (LOSS) FROM OPERATIONS	34	—%	(3,189)	(1.3)%
Other income, net	3,206	1.1%	2,837	1.1%
Interest expense	(508)	(0.2)%	(403)	(0.2)%
INCOME (LOSS) BEFORE INCOME TAXES	2,732	0.9%	(755)	(0.3)%
Income tax expense	518	0.2%	867	0.3%
NET INCOME (LOSS)	2,214	0.8%	(1,622)	(0.6)%
Less: Net income (loss) attributable to non-controlling interests	174	0.1%	(88)	—%
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$2,040	0.7%	$(1,534)	(0.6)%
(1)As a percentage of Shack sales.
Shack Sales
Shack sales represent the aggregate sales of food, beverages and Shake Shack branded merchandise at our Company-operated Shacks and gift card breakage income. Shack sales in any period are directly influenced by the number of operating weeks in such period and the total number of open Shacks.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 27 2024	March 29 2023
Shack sales	$280,552	$244,254
Percentage of Total revenue	96.6%	96.4%
Dollar change compared to prior year	$36,298
Percentage change compared to prior year	14.9%
Shack sales for the thirteen weeks ended March 27, 2024 increased 14.9% to $280.6 million versus the same period last year. The increase was primarily due to the opening of 39 new Company-operated Shacks between March 29, 2023 and March 27, 2024 which contributed $34.5 million and an increase in menu prices partially offset by a decline in guest traffic.
Shake Shack Inc. Form 10-Q | 27

Licensing Revenue
Licensing revenue is comprised of license fees and opening and territory fees for certain licensed Shacks. License fees are calculated as a percentage of sales and territory fees are payments for the exclusive right to develop Shacks in a specific geographic area.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 27 2024	March 29 2023
Licensing revenue	$9,952	$9,024
Percentage of Total revenue	3.4%	3.6%
Dollar change compared to prior year	$928
Percentage change compared to prior year	10.3%
Licensing revenue for the thirteen weeks ended March 27, 2024 increased 10.3% to $10.0 million versus the same period last year. The increase was primarily due to the opening of 37 net new licensed Shacks between March 29, 2023 and March 27, 2024 which contributed $1.6 million to Licensing revenue, partially offset by a decline in sales at existing licensed Shacks, primarily in China and the Middle East.
Food and Paper Costs
Food and paper costs include the direct costs associated with food, beverage and packaging of our menu items. The components of Food and paper costs are variable by nature, change with sales volume, impacted by menu mix, channel mix and fluctuations in commodity costs, as well as geographic scale and proximity.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 27 2024	March 29 2023
Food and paper costs	$80,253	$71,772
Percentage of Shack sales	28.6%	29.4%
Dollar change compared to prior year	$8,481
Percentage change compared to prior year	11.8%
Food and paper costs for the thirteen weeks ended March 27, 2024 increased 11.8% to $80.3 million versus the same period last year. The increase was primarily due to the opening of 39 new Company-operated Shacks between March 29, 2023 and March 27, 2024, which contributed approximately $9.0 million.
As a percentage of Shack sales, the decrease in Food and paper costs for the thirteen weeks ended March 27, 2024 was primarily driven by menu price increases partially offset by the increases in commodities costs, mainly beef and fries and increases in marketing promotions.
Labor and Related Expenses
Labor and related expenses include Company-operated Shack-level hourly and management wages, bonuses, payroll taxes, equity-based compensation, workers’ compensation expense and medical benefits. As we expect with other variable expense items, labor costs should grow as our Shack sales grow. Factors that influence labor costs include minimum wage and payroll tax legislation, health care costs, size and location of the Shack and the performance of our Company-operated Shacks.
28 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 27 2024	March 29 2023
Labor and related expenses	$81,509	$74,264
Percentage of Shack sales	29.1%	30.4%
Dollar change compared to prior year	$7,245
Percentage change compared to prior year	9.8%
Labor and related expenses for the thirteen weeks ended March 27, 2024 increased 9.8% to $81.5 million versus the same period last year. The increase was primarily due to the opening of 39 new Company-operated Shacks between March 29, 2023 and March 27, 2024.
As a percentage of Shack sales, the decrease in Labor and related expenses for the thirteen weeks ended March 27, 2024 was primarily due to labor efficiencies partially offset by additional expenses from the opening of 39 new Company-operated Shacks between March 29, 2023 and March 27, 2024.
Other Operating Expenses
Other operating expenses consist of delivery commissions, Shack-level marketing expenses, repairs and maintenance, utilities and other operating expenses incidental to operating our Company-operated Shacks, such as non-perishable supplies, credit card fees and property insurance.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 27 2024	March 29 2023
Other operating expenses	$41,856	$34,936
Percentage of Shack sales	14.9%	14.3%
Dollar change compared to prior year	$6,920
Percentage change compared to prior year	19.8%
Other operating expenses for the thirteen weeks ended March 27, 2024 increased 19.8% to $41.9 million versus the same period last year. The increase was primarily driven by higher facilities costs, mainly professional services, due to the opening of 39 new Company-operated Shacks between March 29, 2023 and March 27, 2024, as well as increases in transaction fees associated with higher sales and marketing costs.
As a percentage of Shack sales, the increase in Other operating expenses for the thirteen weeks ended March 27, 2024 was primarily due to increases in delivery commissions associated with higher delivery sales and marketing spend, partially offset by lower utility costs.
Occupancy and Related Expenses
Occupancy and related expenses consist of Shack-level occupancy expenses (including rent, common area expenses and certain local taxes), and exclude occupancy expenses associated with unopened Shacks, which are recorded separately in Pre-opening costs.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 27 2024	March 29 2023
Occupancy and related expenses	$22,188	$18,583
Percentage of Shack sales	7.9%	7.6%
Dollar change compared to prior year	$3,605
Percentage change compared to prior year	19.4%
Shake Shack Inc. Form 10-Q | 29

Occupancy and related expenses for the thirteen weeks ended March 27, 2024 increased 19.4% to $22.2 million versus the same period last year. The increase was primarily due to the opening of 39 new Company-operated Shacks between March 29, 2023 and March 27, 2024.
As a percentage of Shack sales, the increase in Occupancy and related expenses for the thirteen weeks ended March 27, 2024 were primarily due to higher variable rent and occupancy taxes.
General and Administrative Expenses
General and administrative expenses consist of costs associated with corporate and administrative functions that support Shack development and operations, as well as equity-based compensation expense.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 27 2024	March 29 2023
General and administrative expenses	$35,944	$31,311
Percentage of Total revenue	12.4%	12.4%
Dollar change compared to prior year	$4,633
Percentage change compared to prior year	14.8%
General and administrative expenses for the thirteen weeks ended March 27, 2024 increased 14.8% to $35.9 million versus the same period last year. The increase was primarily due to increases in wages and other team costs to support our Shack growth, costs related to the restatement of prior periods included in the fiscal 2023 Form 10-K, professional fees related to non-recurring matters, as well as investments in marketing and technology initiatives, partially offset by the absence of one-time legal settlements compared to the prior year period.
As a percentage of Total revenue, General and administrative expenses was flat at 12.4% for the thirteen weeks ended March 27, 2024 and March 29, 2023, which was primarily due to sales leverage partially offset by the aforementioned items.
Depreciation and Amortization Expense
Depreciation and amortization expense primarily consists of the depreciation of fixed assets, including leasehold improvements and equipment.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 27 2024	March 29 2023
Depreciation and amortization expense	$25,441	$21,322
Percentage of Total revenue	8.8%	8.4%
Dollar change compared to prior year	$4,119
Percentage change compared to prior year	19.3%
Depreciation and amortization expense for the thirteen weeks ended March 27, 2024 increased 19.3% to $25.4 million versus the same period last year. The increase was predominantly due to incremental depreciation of capital expenditures related to the opening of 39 new Company-operated Shacks and technology projects placed into service between March 29, 2023 and March 27, 2024.
Pre-Opening Costs
Pre-opening costs consist primarily of occupancy, manager and team member wages, cookware, travel and lodging costs for our opening training team and other supporting team members, marketing expenses, legal fees and inventory costs incurred prior to the opening of a Shack. All such costs incurred prior to the opening of a Company-operated Shack are expensed in the period in which the expense was incurred. Pre-opening costs can fluctuate significantly from period to period, based on the number and timing of Company-operated Shack openings and the specific pre-opening costs incurred for each Company-operated Shack. Additionally, Company-operated Shack openings in new geographic markets may initially experience higher pre-opening costs
30 | Shake Shack Inc. Form 10-Q

than our established geographic markets, such as the New York City metropolitan area, where we have greater economies of scale and incur lower travel and lodging costs for our training team.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 27 2024	March 29 2023
Pre-opening costs	$2,753	$3,557
Percentage of Total revenue	0.9%	1.4%
Dollar change compared to prior year	$(804)
Percentage change compared to prior year	(22.6)%
Pre-opening costs for the thirteen weeks ended March 27, 2024 decreased 22.6% to $2.8 million versus the same period last year. The decrease was primarily due to a reduction in wages and team costs as we standardize the training process for unopened Shacks partially offset by an increase in legal costs.
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

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 27 2024	March 29 2023
Impairment and loss on disposal of assets	$526	$722
Percentage of Total revenue	0.2%	0.3%
Dollar change compared to prior year	$(196)
Percentage change compared to prior year	(27.1)%
Impairment and loss on disposal of assets for the thirteen weeks ended March 27, 2024 decreased 27.1% to $0.5 million versus the same period last year. The decrease was primarily due to a decrease in abandoned construction projects partially offset by an increase in costs to replace certain equipment.
Other Income, Net
Other income, net consists primarily of interest income, adjustments to liabilities under the Tax Receivable Agreement, dividend income, and net unrealized and realized gains and losses from marketable securities.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 27 2024	March 29 2023
Other income, net	$3,206	$2,837
Percentage of Total revenue	1.1%	1.1%
Dollar change compared to prior year	$369
Percentage change compared to prior year	13.0%
Other income, net for the thirteen weeks ended March 27, 2024 increased from $2.8 million to $3.2 million versus the same period last year. The increase was primarily due to an increase in interest income related to investments in marketable securities.
Shake Shack Inc. Form 10-Q | 31

Interest Expense
Interest expense generally consists of interest on the current portion of our liabilities under the Tax Receivable Agreement, imputed interest related to our financing equipment leases, amortization of deferred financing costs, interest and fees on our Revolving Credit Facility and amortization of debt issuance costs.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 27 2024	March 29 2023
Interest expense	$(508)	$(403)
Percentage of Total revenue	(0.2)%	(0.2)%
Dollar change compared to prior year	$(105)
Percentage change compared to prior year	26.1%
Interest expense for the thirteen weeks ended March 27, 2024 increased 26.1% to $0.5 million versus the same period last year. The increase was primarily due to increased finance lease charges from the opening of 39 new Company-operated Shacks between March 29, 2023 and March 27, 2024.
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

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 27 2024	March 29 2023
Income tax expense	$518	$867
Percentage of Total revenue	0.2%	0.3%
Dollar change compared to prior year	$(349)
Percentage change compared to prior year	(40.3)%
Our effective income tax rates for the thirteen weeks ended March 27, 2024 and March 29, 2023 were 19.0% and (114.8)%, respectively. The increase was primarily driven by the change in pre-tax income for the period compared to a pre-tax loss for the same period last year and the impact of discrete items which had a disproportionate effect on the minimal pre-tax loss in the prior year. Additionally, an increase in the Company's ownership interest in SSE Holdings increases its share of the taxable income (loss) of SSE Holdings. Our weighted-average ownership interest in SSE Holdings was 93.3% and 93.2%, respectively, for the thirteen weeks ended March 27, 2024 and March 29, 2023.
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
32 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 27 2024	March 29 2023
Net income (loss) attributable to non-controlling interests	$174	$(88)
Percentage of Total revenue	0.1%	—%
Net income (loss) attributable to non-controlling interests for the thirteen weeks ended March 27, 2024 improved to income of $0.2 million from a loss of $0.1 million in the same period last year. The improvement for the thirteen weeks ended March 27, 2024 was primarily due to improved net results compared to the same period last year, partially offset by a decrease in the non-controlling interest holders' weighted average ownership, which was 6.7% and 6.8%, respectively for the thirteen weeks ended March 27, 2024 and March 29, 2023.
NON-GAAP FINANCIAL MEASURES

To supplement the Condensed Consolidated Financial Statements, which are prepared and presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"), we use the following non-GAAP financial measures: Restaurant-level profit, Restaurant-level profit margin, EBITDA, adjusted EBITDA, adjusted EBITDA margin, adjusted pro forma net income (loss) and adjusted pro forma earnings (loss) per fully exchanged and diluted share (collectively the "non-GAAP financial measures").
Restaurant-Level Profit
Restaurant-level profit, formerly referred to as Shack-level operating profit, is defined as Shack sales less Shack-level operating expenses which include Food and paper costs, Labor and related expenses, Other operating expenses and Occupancy and related expenses.
How This Measure Is Useful
When used in conjunction with GAAP financial measures, Restaurant-level profit and Restaurant-level profit margin are supplemental measures of operating performance that we believe are useful measures to evaluate the performance and profitability of our Shacks. Additionally, Restaurant-level profit and Restaurant-level profit margin are key metrics used internally by our management to develop internal budgets and forecasts, as well as assess the performance of our Shacks relative to budget and against prior periods. It is also used to evaluate team member compensation as it serves as a metric in certain of our performance-based team member bonus arrangements. We believe the presentation of Restaurant-level profit and Restaurant-level profit margin provides investors with a supplemental view of our operating performance that can provide meaningful insights to the underlying operating performance of our Shacks, as these measures depict the operating results that are directly impacted by our Shacks and exclude items that may not be indicative of, or are unrelated to, the ongoing operations of our Shacks. It may also assist investors to evaluate our performance relative to peers of various sizes and maturities and provides greater transparency with respect to how our management evaluates our business, as well as our financial and operational decision-making.
Limitations of the Usefulness of this Measure
Restaurant-level profit and Restaurant-level profit margin may differ from similarly titled measures used by other companies due to different methods of calculation. Presentation of Restaurant-level profit and Restaurant-level profit margin is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. Restaurant-level profit excludes certain costs, such as General and administrative expenses and Pre-opening costs, which are considered normal, recurring cash operating expenses and are essential to support the operation and development of our Shacks. Therefore, this measure may not provide a complete understanding of the operating results of our Company as a whole and Restaurant-level profit and Restaurant-level profit margin should be reviewed in conjunction with our GAAP financial results. A reconciliation of Restaurant-level profit to Income (loss) from operations, the most directly comparable GAAP financial measure, is as follows.
Shake Shack Inc. Form 10-Q | 33

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 27 2024	March 29 2023
Income (loss) from operations	$34	$(3,189)
Less:
Licensing revenue	9,952	9,024
Add:
General and administrative expenses	35,944	31,311
Depreciation and amortization expense	25,441	21,322
Pre-opening costs	2,753	3,557
Impairment and loss on disposal of assets	526	722
Restaurant-level profit	$54,746	$44,699

Total revenue	$290,504	$253,278
Less: Licensing revenue	9,952	9,024
Shack sales	$280,552	$244,254

Restaurant-level profit margin(1)	19.5%	18.3%
(1)As a percentage of Shack sales.
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
34 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 27 2024	March 29 2023
Net income (loss)	$2,214	$(1,622)
Depreciation and amortization expense	25,441	21,322
Interest expense, net	(27)	403
Income tax expense	518	867
EBITDA	$28,146	$20,970

Equity-based compensation	3,642	3,802
Amortization of cloud-based software implementation costs	518	439
Impairment and loss on disposal of assets	526	722
Legal settlements(1)	—	1,004
CEO transition costs	479	—
Restatement costs(2)	1,391	—
Other(3)	1,183	628
Adjusted EBITDA	$35,885	$27,565

Adjusted EBITDA margin(4)	12.4%	10.9%
(1)Expenses incurred to establish accruals related to the settlements of legal matters.
(2)Expenses incurred related to the restatement of prior periods in the 2023 Form 10-K.
(3)Expenses incurred for professional fees related to non-recurring matters.
(4)Calculated as a percentage of Total revenue, which was $290.5 million and $253.3 million for the thirteen weeks ended March 27, 2024 and March 29, 2023, respectively.
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
Shake Shack Inc. Form 10-Q | 35

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

	Thirteen Weeks Ended
(in thousands, except per share amounts)	March 27 2024	March 29 2023
Numerator:
Net income (loss) attributable to Shake Shack Inc	$2,040	$(1,534)
Adjustments:
Reallocation of Net income (loss) attributable to non-controlling interests from the assumed exchange of LLC Interests(1)	174	(88)
Legal settlements	—	1,004
Restatement costs(2)	1,391	—
CEO transition costs	479	—
Other(3)	1,183	628
Tax impact of above adjustments(4)	356	(300)
Adjusted pro forma net income (loss)	$5,623	$(290)

Denominator:
Weighted-average shares of Class A common stock outstanding—diluted	41,259	39,332
Adjustments:
Assumed exchange of LLC Interests for shares of Class A common stock(1)	2,830	2,852
Adjusted pro forma fully exchanged weighted-average shares of Class A common stock outstanding—diluted	44,089	42,184

Adjusted pro forma earnings (loss) per fully exchanged share—diluted	$0.13	$(0.01)

	Thirteen Weeks Ended
	March 27 2024	March 29 2023
Earnings (loss) per share of Class A common stock—diluted	$0.05	$(0.04)
Non-GAAP adjustments(5)	0.08	0.03
Adjusted pro forma earnings (loss) per fully exchanged share—diluted	$0.13	$(0.01)
(1)Assumes the exchange of all outstanding LLC Interests for shares of Class A common stock, resulting in the elimination of the non-controlling interest and recognition of the net income (loss) attributable to non-controlling interests.
(2)Expenses incurred related to the restatement of prior periods in the 2023 Form 10-K.
(3)Expenses incurred for professional fees related to non-recurring matters.
(4)Represents the tax effect of the aforementioned adjustments and pro forma adjustments to reflect corporate income taxes at assumed effective tax rates of 2.8% and 133.1% for the thirteen weeks ended March 27, 2024 and March 29, 2023, respectively. Amounts include provisions for U.S. federal income taxes, certain LLC entity-level taxes and foreign withholding taxes, assuming the highest statutory rates apportioned to each applicable state, local and foreign jurisdiction.
(5)Represents the per share impact of non-GAAP adjustments for each period. Refer to the reconciliation of Adjusted pro forma net income (loss) above for additional information.
36 | Shake Shack Inc. Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, short-term investments and availability under our Revolving Credit Facility. As of March 27, 2024, we maintained a Cash and cash equivalents balance of $260.2 million and a short-term investments balance of $24.6 million within Marketable securities. In March 2021, we issued 0% Convertible Senior Notes (“Convertible Notes”), and received $243.8 million of proceeds, net of discounts. Refer to Note 6, Debt, in the accompanying Condensed Consolidated Financial Statements, for additional information.
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
In addition, we are obligated to make payments to certain members of SSE Holdings under the Tax Receivable Agreement. As of March 27, 2024, such obligations totaled $236.7 million. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related payments under the Tax Receivable Agreement. Although the amount of any payments that must be made under the Tax Receivable Agreement may be significant, the timing of these payments will vary and will generally be limited to one payment per member per year. The amount of such payments are also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us or to SSE Holdings, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
We believe our existing cash and cash equivalents balances and cash from operations will be sufficient to fund our operating and finance lease obligations, capital expenditures, Tax Receivable Agreement obligations and working capital needs for at least the next 12 months and the foreseeable future.
Summary of Cash Flows
The following table presents a summary of our cash flows from operating, investing and financing activities.

	Thirteen Weeks Ended
(in thousands)	March 27 2024	March 29 2023
Net cash provided by operating activities	$30,665	$19,820
Net cash provided by investing activities	11,307	46,462
Net cash used in financing activities	(6,421)	(3,369)
Effect of exchange rate changes on cash and cash equivalents	(1)	(4)
Net increase in Cash and cash equivalents	35,550	62,909
Cash and cash equivalents at beginning of period	224,653	230,521
Cash and cash equivalents at end of period	$260,203	$293,430

Shake Shack Inc. Form 10-Q | 37

Operating Activities
For the thirteen weeks ended March 27, 2024, net cash provided by operating activities was $30.7 million compared to $19.8 million for the thirteen weeks ended March 29, 2023, an increase of $10.8 million. The increase was primarily driven by a $7.5 million improvement in net results after excluding non-cash charges as well as changes in working capital of $3.3 million. The changes in working capital included an increase in liabilities related to general business operations as well as the timing and payments related to accruals and legal settlements, partially offset by a decrease in liabilities related to bonus arrangements.
Investing Activities
For the thirteen weeks ended March 27, 2024, net cash provided by investing activities was $11.3 million compared to $46.5 million for the thirteen weeks ended March 29, 2023, an decrease of $35.2 million. This decrease was primarily due to a net decrease in marketable securities activity as a result of the sale of equity securities of $81.5 million in the prior year, partially offset by maturities of held-to-maturity marketable securities in the current year of $44.4 million.
Financing Activities
For the thirteen weeks ended March 27, 2024, net cash used in financing activities was $6.4 million compared to $3.4 million for the thirteen weeks ended March 29, 2023, an increase of $3.0 million. This increase was primarily due to an increase in withholding taxes related to net settled equity awards.
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
In June 2023, the Company entered into the fourth amendment to the Revolving Credit Facility ("Fourth Amendment"), which, among other things, modified the benchmark interest rate to either: (i) the base rate plus applicable margin ranging from 0.0% to 1.5% or (ii) the Secured Overnight Financing Rate (“SOFR”) plus applicable margin ranging from 1.0% to 2.5%, in each case depending on the net lease adjusted leverage ratio. As of March 27, 2024 and December 27, 2023, no amounts were outstanding under the Revolving Credit Facility.
The obligations under the Revolving Credit Facility are secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' direct and indirect subsidiaries, with certain exceptions.
The Revolving Credit Facility requires us to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios, as well as other customary affirmative and negative covenants. As of March 27, 2024, we were in compliance with all covenants.
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
38 | Shake Shack Inc. Form 10-Q

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our consolidated financial condition and results of operations is based upon the accompanying Condensed Consolidated Financial Statements and notes thereto, which have been prepared in accordance with GAAP. The preparation of the Condensed Consolidated Financial Statements requires us to make estimates, judgments and assumptions, which we believe to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Variances in the estimates or assumptions used to actual experience could yield materially different accounting results. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances. There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 27, 2023.
Recently Issued Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies under Part I, Item 1 of this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to our exposure to market risks as described in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 27, 2023.
Item 4. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon the evaluation of our disclosure controls and procedures as of March 27, 2024, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the existence of the material weakness in our internal control over financial reporting identified in fiscal 2023, as described below.
Shake Shack Inc. Form 10-Q | 39

PREVIOUSLY REPORTED MATERIAL WEAKNESS
As previously disclosed in Item 9A. “Controls and Procedures” on Form 10-K for the year ended December 27, 2023, management identified a material weakness in our internal control over financial reporting related to the calculation of state deferred taxes and the related income tax expense (benefit). Specifically, the internal controls in place with respect to the calculation of state deferred taxes and the related income tax expense (benefit) were not designed appropriately. The material weakness existed as of December 27, 2023 and prior periods.

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
REMEDIATION STATUS OF MATERIAL WEAKNESS
We are designing and implementing measures to remediate the material weakness noted above and to enhance our internal control over financial reporting. As of the filing of this Quarterly Report on Form 10-Q, we have established a Steering Committee with representatives from key departments within our Finance organization as well as representatives from IT and Securities Counsel and began remediation activities. We have hired a Head of Tax with over 20 years of tax leadership experience including working with Up-C structures, enhancing controls, processes, and tax technology. Additionally, we are currently supplementing our tax resources through the use of third-party tax consultants and intend to utilize the third-party tax consultants, under the supervision of management, throughout the remediation process. In addition, we are in the process of developing enhanced management review control procedures over the calculation of state deferred taxes and the related income tax expense (benefit).

The actions that we are taking are subject to ongoing senior management review, as well as oversight of the audit committee of our board of directors. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We will continue to monitor the design and effectiveness of these and other processes, procedures and controls and make any further changes management deems appropriate.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except as described above, there were no changes to our internal control over financial reporting that occurred during the quarter ended March 27, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
40 | Shake Shack Inc. Form 10-Q

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
The information required by this Item is incorporated by reference to Part I, Item 1, Note 13, Commitments and Contingencies.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 5. Other Information.
Pursuant to Item 408(a) of Regulation S-K, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” during the thirteen weeks ended March 27, 2024 as follows:

Name	Position	Action	Adoption Date	Expiration Date	Aggregate Numbers of Class A Common Stock to be Purchased/Sold
Daniel Meyer	Chairman of the Board of Directors	Adoption	3/4/2024	11/29/2024	100,000 shares to be sold
Randall Garutti	Chief Executive Officer	Adoption	3/4/2024	8/9/2024	293,523 shares to be sold
Katherine Fogertey	Chief Financial Officer	Adoption	3/13/2024	12/12/2024	9,000 shares to be sold
Other than as disclosed above, no other officer or director adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Shake Shack Inc. Form 10-Q | 41

Item 6. Exhibits.

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Shake Shack Inc., effective February 4, 2015	8-K	3.1	2/10/2015
3.2	Second Amended and Restated Bylaws of Shack Shake Inc., dated October 1, 2019	8-K	3.1	10/4/2019
4.1	Form of Class A Common Stock Certificate	S-1/A	4.1	1/28/2015
10.1	Transition and Advisory Agreement, dated January 26, 2024, by and among Randall Garutti, Shake Shack Inc. and SSE Holdings, LLC	8-K	10.1	1/26/2024
10.2	Employment Agreement, dated March 18, 2024, effective May 20, 2024, by and among Robert Lynch, Shake Shack Inc., SSE Holdings, LLC, and Shake Shack Enterprises, LLC	8-K	10.1	3/21/2024
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				#
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				*
#    Furnished herewith.

42 | Shake Shack Inc. Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shake Shack Inc.
(Registrant)

Date: May 3, 2024	By:	/s/ Randy Garutti
Randy Garutti
Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: May 3, 2024	By:	/s/ Katherine I. Fogertey
Katherine I. Fogertey
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Shake Shack Inc. Form 10-Q | 43