Form 10-Q
period 2024-06-26
Shake Shack Inc.
filed 2024-08-02
CIK 1620533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of July 24, 2024, there were 39,982,821 shares of Class A common stock outstanding and 2,487,936 shares of Class B common stock outstanding.

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
Shake Shack Inc. Form 10-Q | 1

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
2 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	June 26 2024	December 27 2023
ASSETS
Current assets:
Cash and cash equivalents	$301,838	$224,653
Marketable securities	2,574	68,561
Accounts receivable, net	15,914	16,847
Inventories	5,194	5,404
Prepaid expenses and other current assets	20,160	18,967
Total current assets	345,680	334,432
Property and equipment, net of accumulated depreciation of $425,428 and $376,760, respectively	545,225	530,995
Operating lease assets	419,527	398,296
Deferred income taxes, net	338,538	326,208
Other assets	12,788	15,926
TOTAL ASSETS	$1,661,758	$1,605,857
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,576	$22,273
Accrued expenses	56,376	54,742
Accrued wages and related liabilities	22,584	20,945
Operating lease liabilities, current	53,140	49,004
Other current liabilities	17,412	17,103
Total current liabilities	168,088	164,067
Long-term debt	246,160	245,636
Long-term operating lease liabilities	487,600	464,533
Liabilities under tax receivable agreement, net of current portion	246,878	235,613
Other long-term liabilities	26,667	26,638
Total liabilities	1,175,393	1,136,487
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of June 26, 2024 and December 27, 2023.	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 39,966,973 and 39,474,315 shares issued and outstanding as of June 26, 2024 and December 27, 2023, respectively.	40	39
Class B common stock, $0.001 par value—35,000,000 shares authorized; 2,487,936 and 2,834,513 shares issued and outstanding as of June 26, 2024 and December 27, 2023, respectively.	2	3
Additional paid-in capital	433,877	426,601
Retained earnings	28,485	16,777
Accumulated other comprehensive loss	(4)	(3)
Total stockholders' equity attributable to Shake Shack Inc.	462,400	443,417
Non-controlling interests	23,965	25,953
Total equity	486,365	469,370
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,661,758	$1,605,857
See accompanying Notes to Condensed Consolidated Financial Statements.
Shake Shack Inc. Form 10-Q | 3

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26 2024	June 28 2023	June 26 2024	June 28 2023
Shack sales	$305,480	$261,810	$586,032	$506,064
Licensing revenue	11,016	9,995	20,968	19,019
TOTAL REVENUE	316,496	271,805	607,000	525,083
Shack-level operating expenses:
Food and paper costs	85,053	75,800	165,306	147,572
Labor and related expenses	86,614	75,158	168,123	149,422
Other operating expenses	43,953	36,109	85,809	71,045
Occupancy and related expenses	23,226	19,801	45,414	38,384
General and administrative expenses	36,313	31,476	72,257	62,787
Depreciation and amortization expense	25,496	22,252	50,937	43,574
Pre-opening costs	4,014	5,577	6,767	9,134
Impairment and loss on disposal of assets	1,045	884	1,571	1,606
TOTAL EXPENSES	305,714	267,057	596,184	523,524
INCOME FROM OPERATIONS	10,782	4,748	10,816	1,559
Other income, net	3,300	3,227	6,506	6,064
Interest expense	(527)	(405)	(1,035)	(808)
INCOME BEFORE INCOME TAXES	13,555	7,570	16,287	6,815
Income tax expense	3,173	347	3,691	1,214
NET INCOME	10,382	7,223	12,596	5,601
Less: Net income attributable to non-controlling interests	714	275	888	187
NET INCOME ATTRIBUTABLE TO SHAKE SHACK INC.	$9,668	$6,948	$11,708	$5,414
Earnings per share of Class A common stock:
Basic	$0.24	$0.18	$0.30	$0.14
Diluted	$0.23	$0.16	$0.28	$0.13
Weighted-average shares of Class A common stock outstanding:
Basic	39,750	39,416	39,632	39,374
Diluted	41,480	43,886	41,369	43,837
See accompanying Notes to Condensed Consolidated Financial Statements.

4 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26 2024	June 28 2023	June 26 2024	June 28 2023
Net income	$10,382	$7,223	$12,596	$5,601
Other comprehensive loss, net of tax(1):
Change in foreign currency translation adjustment	—	—	(1)	(4)
OTHER COMPREHENSIVE LOSS	—	—	(1)	(4)
COMPREHENSIVE INCOME	10,382	7,223	12,595	5,597
Less: Comprehensive income attributable to non-controlling interests	714	275	888	187
COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAKE SHACK INC.	$9,668	$6,948	$11,707	$5,410
(1)Net of tax expense of $0 for the thirteen and twenty-six weeks ended June 26, 2024 and June 28, 2023.
See accompanying Notes to Condensed Consolidated Financial Statements.
Shake Shack Inc. Form 10-Q | 5

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands, except share amounts)

For the Thirteen Weeks Ended June 26, 2024 and June 28, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE, MARCH 27, 2024	39,635,382	$40	2,801,013	$3	$427,530	$18,817	$(4)	$25,907	$472,293
Net income	—	—	—	—	—	9,668	—	714	10,382
Other comprehensive income (loss):
Net change in foreign currency translation adjustment	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	3,840	—	—	—	3,840
Activity under stock compensation plans	18,514	—	—	—	(320)	—	—	296	(24)
Redemption of LLC Interests	313,077	—	(313,077)	(1)	2,953	—	—	(2,952)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(126)	—	—	—	(126)
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	—	—
BALANCE, JUNE 26, 2024	39,966,973	$40	2,487,936	$2	$433,877	$28,485	$(4)	$23,965	$486,365

BALANCE, MARCH 29, 2023	39,404,905	$39	2,844,513	$3	$417,489	$(5,021)	$(4)	$24,487	$436,993
Net income	—	—	—	—	—	6,948	—	275	7,223
Other comprehensive income (loss):
Net change in foreign currency translation adjustment	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	4,011	—	—	—	4,011
Activity under stock compensation plans	44,341	—	—	—	145	—	—	329	474
Redemption of LLC Interests	—	—	—	—	—	—	—	—	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(251)	—	—	—	(251)
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	(3)	(3)
BALANCE, JUNE 28, 2023	39,449,246	$39	2,844,513	$3	$421,394	$1,927	$(4)	$25,088	$448,447

6 | Shake Shack Inc. Form 10-Q

For the Twenty-Six Weeks Ended June 26, 2024 and June 28, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 27, 2023	39,474,315	$39	2,834,513	$3	$426,601	$16,777	$(3)	$25,953	$469,370
Net income	—	—	—	—	—	11,708	—	888	12,596
Other comprehensive income (loss):
Net change in foreign currency translation adjustment	—	—	—	—	—	—	(1)	—	(1)
Equity-based compensation	—	—	—	—	7,558	—	—	—	7,558
Activity under stock compensation plans	146,081	1	—	—	(5,897)	—	—	507	(5,389)
Redemption of LLC Interests	346,577	—	(346,577)	(1)	3,239	—	—	(3,238)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	2,376	—	—	—	2,376
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	(145)	(145)
BALANCE, JUNE 26, 2024	39,966,973	$40	2,487,936	$2	$433,877	$28,485	$(4)	$23,965	$486,365

BALANCE, DECEMBER 28, 2022	39,284,998	$39	2,869,513	$3	$415,649	$(3,487)	$—	$24,632	$436,836
Net income	—	—	—	—	—	5,414	—	187	5,601
Other comprehensive income (loss):
Net change in foreign currency translation adjustment	—	—	—	—	—	—	(4)	—	(4)
Equity-based compensation	—	—	—	—	7,875	—	—	—	7,875
Activity under stock compensation plans	139,248	—	—	—	(2,554)	—	—	515	(2,039)
Redemption of LLC Interests	25,000	—	(25,000)	—	194	—	—	(194)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	230	—	—	—	230
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	(52)	(52)
BALANCE, JUNE 28, 2023	39,449,246	$39	2,844,513	$3	$421,394	$1,927	$(4)	$25,088	$448,447
See accompanying Notes to Condensed Consolidated Financial Statements.

Shake Shack Inc. Form 10-Q | 7

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Twenty-Six Weeks Ended
	June 26 2024	June 28 2023
OPERATING ACTIVITIES
Net income (including amounts attributable to non-controlling interests)	$12,596	$5,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	50,937	43,574
Amortization of debt issuance costs	524	524
Amortization of cloud computing assets	1,048	880
Non-cash operating lease cost	37,655	32,598
Equity-based compensation	7,381	7,734
Deferred income taxes	1,311	2,733
Non-cash interest	(128)	99
Gain on sale of equity securities	—	(81)
Net amortization of discount on held-to-maturity securities	(434)	(89)
Impairment and loss on disposal of assets	1,571	1,606
Changes in operating assets and liabilities:
Accounts receivable	933	(455)
Inventories	210	(490)
Prepaid expenses and other current assets	(864)	(519)
Other assets	(1,219)	(3,217)
Accounts payable	(1,084)	(3,939)
Accrued expenses	4,409	39
Accrued wages and related liabilities	1,639	592
Other current liabilities	(732)	(2,081)
Operating lease liabilities	(32,553)	(25,584)
Other long-term liabilities	1,010	2,666
NET CASH PROVIDED BY OPERATING ACTIVITIES	84,210	62,191
INVESTING ACTIVITIES
Purchases of property and equipment	(65,992)	(74,755)
Purchases of held-to-maturity securities	—	(91,448)
Maturities of held-to-maturity marketable securities	66,420	—
Purchases of equity securities	—	(690)
Sales of equity securities	—	81,478
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	428	(85,415)
FINANCING ACTIVITIES
Payments on principal of finance leases	(1,918)	(1,504)
Distributions paid to non-controlling interest holders	(145)	(52)
Net proceeds from stock option exercises	552	630
Employee withholding taxes related to net settled equity awards	(5,941)	(2,670)
NET CASH USED IN FINANCING ACTIVITIES	(7,452)	(3,596)
Effect of exchange rate changes on cash and cash equivalents	(1)	(4)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	77,185	(26,824)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	224,653	230,521
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$301,838	$203,697
See accompanying Notes to Condensed Consolidated Financial Statements.
8 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Shake Shack Inc. Form 10-Q | 9

NOTE 1: NATURE OF OPERATIONS

Shake Shack Inc. was formed on September 23, 2014 as a Delaware corporation for the purpose of facilitating an initial public offering and other related transactions in order to carry on the business of SSE Holdings, LLC and its subsidiaries ("SSE Holdings"). Shake Shack Inc. is the sole managing member of SSE Holdings and, as sole managing member, the Company operates and controls all of the business and affairs of SSE Holdings. As a result, the Company consolidates the financial results of SSE Holdings and reports a non-controlling interest representing the economic interest in SSE Holdings held by the other members of SSE Holdings. As of June 26, 2024 the Company owned 94.1% of SSE Holdings. Unless the context otherwise requires, "we," "us," "our," "Shake Shack," the "Company" and other similar references, refer to Shake Shack Inc. and, unless otherwise stated, all of its subsidiaries, including SSE Holdings.
The Company operates and licenses Shake Shack restaurants ("Shacks"), which serve burgers, chicken, hot dogs, crinkle cut fries, shakes, frozen custard, beer, wine and more. As of June 26, 2024, there were 547 Shacks in operation system-wide, of which 311 were Company-operated Shacks and 236 were licensed Shacks.
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
SSE Holdings is considered a variable interest entity. Shake Shack Inc. is the primary beneficiary as the Company has the majority economic interest in SSE Holdings and, as the sole managing member, has decision making authority that significantly affects the economic performance of the entity, while the limited partners have no substantive kick-out or participating rights. As a result, the Company consolidates SSE Holdings. The assets and liabilities of SSE Holdings represent substantially all of the Company's consolidated assets and liabilities with the exception of certain deferred taxes and liabilities under the Tax Receivable Agreement. As of June 26, 2024 and December 27, 2023, the net assets of SSE Holdings were $409,417 and $388,250, respectively. The assets of SSE Holdings are subject to certain restrictions in SSE Holdings' revolving credit agreement.
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
NOTE 3: REVENUE

Revenue Recognition
Shack Sales
Revenue from Shack sales is recognized when payment is tendered at the point of sale, net of discounts as the performance obligation has been satisfied at that time. Sales tax collected from guests is excluded from Shack sales and the obligation is included in Other current liabilities on the Condensed Consolidated Balance Sheets until the taxes are remitted to the appropriate taxing authorities.
Delivery services are fulfilled by third-party delivery partners whether ordered through the Shack app, website (collectively, "Company-owned platforms") or through third-party delivery platforms. Revenue from orders through Company-owned platforms includes delivery fees and is recognized when the delivery partner transfers the order to the guest as the Company controls the delivery. For these sales, the Company receives payment directly from the guest at the time of sale. Revenue from orders through third-party delivery platforms is recognized when the order is transferred to the third-party delivery partner and excludes delivery fees collected by the delivery partner as the Company does not control the delivery. The Company receives payment from the delivery partner subsequent to the transfer of the order and the payment terms are short-term in nature. For all delivery sales, the Company is considered the principal and recognizes revenue on a gross basis.
The Company sells gift cards which do not have expiration dates. Revenue from gift cards is recognized when gift cards are redeemed by the guest or, in the event a gift card is not expected to be redeemed, in proportion to actual redemptions of gift cards ("gift card breakage"). The gift card breakage rate is determined from historical gift card redemption patterns. Gift card breakage income for the thirteen weeks ended June 26, 2024 and June 28, 2023 was $110 and $72, respectively. Gift card breakage income for the twenty-six weeks ended June 26, 2024 and June 28, 2023 was $244 and $178, respectively. Gift card breakage income is included in Shack sales on the Condensed Consolidated Statements of Income.
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
The Company determines the transaction price for each contract, which requires judgement as the transaction price is comprised of the initial territory fee and an estimate of the total Shack opening fees based on the estimated number of Shacks the Company expects the licensee to open. The transaction price is then allocated equally to each Shack expected to open. The performance obligation is satisfied over time, starting when a Shack opens through the end of the license term for the related Shack, therefore revenue is recognized on a straight-line basis over the license term.
Generally, payment for the initial territory fee is received upon execution of the license agreement and payment for the Shack opening fees is received either in advance of or upon opening the related Shack. These payments are initially deferred and recognized in revenue as the performance obligations are satisfied. Revenue from sales-based royalties is recognized as the related sales occur.
Shake Shack Inc. Form 10-Q | 11

Revenue disaggregated by type was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26 2024	June 28 2023	June 26 2024	June 28 2023
Shack sales	$305,480	$261,810	$586,032	$506,064
Licensing revenue:
Sales-based royalties	10,624	9,712	20,257	18,490
Initial territory and opening fees	392	283	711	529
Total revenue	$316,496	$271,805	$607,000	$525,083
The aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of June 26, 2024 was $22,978. The Company expects to recognize this amount as revenue over a long-term period, as the license term for each Shack ranges from five to twenty years. This amount excludes any variable consideration related to sales-based royalties.
Contract Balances
Contract liabilities and receivables from contracts with customers were as follows:

	June 26 2024	December 27 2023
Shack sales receivables	$9,399	$9,884
Licensing receivables, net of allowance for doubtful accounts	5,440	4,610
Gift card liability	2,047	2,603
Deferred revenue, current	1,328	1,192
Deferred revenue, long-term	16,777	17,157
Revenue recognized that was included in the respective liability balances at the beginning of the period was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26 2024	June 28 2023	June 26 2024	June 28 2023
Gift card liability	$168	$144	$587	$477
Deferred revenue	385	274	702	518
NOTE 4: FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying values of the Company's Cash and cash equivalents, Accounts receivable, net, Accounts payable and Accrued expenses approximate fair value due to the short-term nature of these financial instruments.
The Company's marketable securities were as follows:

	June 26 2024	December 27 2023
Held-to-maturity securities	$2,574	$68,561
The Company classified its held-to-maturity securities as Level 1 within the fair value hierarchy. Refer to Note 6, Debt, for additional information relating to the fair value of the Company's outstanding debt instruments.
12 | Shake Shack Inc. Form 10-Q

The Company's held-to-maturity securities were as follows:

	June 26, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries	$2,574	$456	$—	$3,030
As of June 26, 2024, the contractual maturities of held-to-maturity securities were less than 12 months. Any expected credit losses would not be material to the Condensed Consolidated Statements of Income.
A summary of other income (expense) from marketable securities was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26 2024	June 28 2023	June 26 2024	June 28 2023
Income from marketable securities	$90	$126	$625	$621
Realized gain on sale of equity securities	—	—	—	81
Total	$90	$126	$625	$702
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis include long-lived assets, operating lease right-of-use assets and indefinite-lived intangible assets. The Company performs its impairment analysis at least annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges recognized during the thirteen and twenty-six weeks ended June 26, 2024 and June 28, 2023.
NOTE 5: SUPPLEMENTAL BALANCE SHEET INFORMATION

The components of Prepaid expenses and other current assets were as follows:

	June 26 2024	December 27 2023
Prepaid expenses	$6,332	$5,641
Tenant allowance receivables	12,465	12,136
Other	1,363	1,190
Prepaid expenses and other current assets	$20,160	$18,967
The components of Other current liabilities were as follows:

	June 26 2024	December 27 2023
Sales tax payable	$6,220	$6,076
Current portion of financing equipment lease liabilities	3,789	3,435
Gift card liability	2,047	2,603
Other	5,356	4,989
Other current liabilities	$17,412	$17,103
Shake Shack Inc. Form 10-Q | 13

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
The Convertible Notes had an initial conversion rate of 5.8679 shares of Class A common stock per one thousand dollar principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $170.42 per share of Class A common stock. The fair value of the Convertible Notes was approximately $214,375 and $205,000, respectively, as of June 26, 2024 and December 27, 2023, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as a Level 2 measurement within the fair value hierarchy.

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Classification	June 26 2024	June 28 2023	June 26 2024	June 28 2023
Amortization expense on Convertible Notes	Interest expense	$262	$262	$524	$524

	June 26 2024	December 27 2023
Convertible Notes	$250,000	$250,000
Discount and debt issuance costs, net of amortization	(3,840)	(4,364)
Long-term debt	$246,160	$245,636
Revolving Credit Facility
The Company maintains a revolving credit facility agreement ("Revolving Credit Facility") which permits borrowings up to $50,000 with the ability to increase available borrowings up to an additional $100,000, subject to satisfaction of certain conditions. The Revolving Credit Facility has a maturity date of March 5, 2026.
In June 2023, the Company entered into the fourth amendment to the Revolving Credit Facility ("Fourth Amendment"), which, among other things, modified the benchmark interest rate to either: (i) the base rate plus applicable margin ranging from 0.0% to 1.5% or (ii) the Secured Overnight Financing Rate (“SOFR”) plus applicable margin ranging from 1.0% to 2.5%, in each case
14 | Shake Shack Inc. Form 10-Q

dependent upon the net lease adjusted leverage ratio. As of June 26, 2024 and December 27, 2023, no amounts were outstanding under the Revolving Credit Facility.
The obligations under the Revolving Credit Facility are secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' direct and indirect subsidiaries, with certain exceptions. The Revolving Credit Facility requires the Company to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios, as well as other customary affirmative and negative covenants. As of June 26, 2024, the Company was in compliance with all covenants.
The Revolving Credit Facility also permits the issuance of letters of credit upon our request of up to $15,000. As of June 26, 2024 and December 27, 2023, the Company had outstanding letters of credit of $3,310 and $3,147, respectively, in connection with the Revolving Credit Facility.

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Classification	June 26 2024	June 28 2023	June 26 2024	June 28 2023
Interest expense on Revolving Credit Facility	Interest expense	$17	$22	$34	$46

	Classification	June 26 2024	December 27 2023
Unamortized deferred financing costs on Revolving Credit Facility	Other assets	$33	$42
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
For operating leases, fixed lease payments are recognized as operating lease costs on a straight-line basis over the lease term on the Condensed Consolidated Statements of Income in the following line items. Lease expense incurred before a Shack opens is recorded in Pre-opening costs. Once a Company-operated Shack opens, the straight-line lease expense and contingent rent, if applicable, are recorded in Occupancy and related expenses. Many of these leases also require the Company to pay real estate taxes, common area maintenance costs and other occupancy costs which are included in Occupancy and related expenses. Finance leases are recognized in depreciation expense on a straight-line basis over the remaining lease term, along with recognition of interest expense associated with accretion of the lease liability.
Shake Shack Inc. Form 10-Q | 15

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
A summary of operating and finance right-of-use assets and lease liabilities were as follows:

	Classification	June 26 2024	December 27 2023
Operating leases	Operating lease assets	$419,527	$398,296
Finance leases	Property and equipment, net	12,278	11,801
Total right-of-use assets		$431,805	$410,097

Operating leases:
	Operating lease liabilities, current	$53,140	$49,004
	Long-term operating lease liabilities	487,600	464,533
Finance leases:
	Other current liabilities	3,789	3,435
	Other long-term liabilities	8,969	8,721
Total lease liabilities		$553,498	$525,693
The components of lease expense were as follows:

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Classification	June 26 2024	June 28 2023	June 26 2024	June 28 2023
Operating lease cost	Occupancy and related expenses Pre-opening costs General and administrative expenses	$19,165	$16,523	$37,655	$32,598
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization expense	1,075	703	2,043	1,440
Interest on lease liabilities	Interest expense	207	72	387	142
Variable lease cost	Occupancy and related expenses Pre-opening costs General and administrative expenses	5,523	4,682	10,729	8,452
Short-term lease cost	Occupancy and related expenses	190	273	406	513
Total lease cost		$26,160	$22,253	$51,220	$43,145
16 | Shake Shack Inc. Form 10-Q

As of June 26, 2024, future minimum lease payments for operating and finance leases consisted of the following:

	Operating Leases	Finance Leases
2024(1)	$29,716	$2,306
2025	85,913	4,151
2026	86,224	3,397
2027	81,318	2,719
2028	76,993	1,493
Thereafter	342,271	228
Total minimum payments	702,435	14,294
Less: imputed interest	174,160	1,536
Total lease liabilities	$528,275	$12,758
(1)Operating leases are net of certain tenant allowance receivables that were reclassified to Other current assets as of June 26, 2024.
As of June 26, 2024, the Company had additional operating lease commitments of $134,340 for non-cancelable leases without a possession date, which commence in 2024 or later. These lease commitments are materially consistent with leases recognized on the Condensed Consolidated Balance Sheets.
A summary of lease terms and discount rates for operating and finance leases were as follows:

	June 26 2024	December 27 2023
Weighted average remaining lease term (years):
Operating leases	8.9	8.9
Finance leases	4.7	4.7
Weighted average discount rate:
Operating leases	6.2%	6.2%
Finance leases	5.7%	5.6%
Supplemental cash flow information related to leases was as follows:

	Twenty-Six Weeks Ended
	June 26 2024	June 28 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$40,095	$34,454
Operating cash flows from finance leases	387	142
Financing cash flows from finance leases	1,918	1,504
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	43,822	37,625
Finance leases	2,520	1,408
NOTE 8: NON-CONTROLLING INTERESTS

Shake Shack is the primary beneficiary and sole managing member of SSE Holdings and, as a result, consolidates the financial results of SSE Holdings. The Company reports a non-controlling interest representing the economic interest held by the other members of SSE Holdings. The Third Amended and Restated Limited Liability Company Agreement, as further amended, (the "LLC Agreement") of SSE Holdings provides that holders of SSE Holdings, LLC membership interests ("LLC Interests") may,
Shake Shack Inc. Form 10-Q | 17

from time to time, require SSE Holdings to redeem all or a portion of their LLC Interests for newly-issued shares of Class A common stock on a one-for-one basis. In connection with any redemption or exchange, the Company will receive a corresponding number of LLC Interests, increasing the total ownership interest in SSE Holdings. Changes in the ownership interest in SSE Holdings while the Company retains its controlling interest in SSE Holdings will be accounted for as equity transactions. As such, future redemptions or direct exchanges of LLC Interests in SSE Holdings by the other members of SSE Holdings will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in capital.
The following table summarizes the ownership interest in SSE Holdings:

	June 26, 2024		December 27, 2023
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Shake Shack Inc.	39,966,973	94.1%	39,474,315	93.3%
Number of LLC Interests held by non-controlling interest holders	2,487,936	5.9%	2,834,513	6.7%
Total LLC Interests outstanding	42,454,909	100.0%	42,308,828	100.0%
The weighted average ownership percentages for the applicable reporting periods are used to attribute Net income and Other comprehensive income to the non-controlling interest holders and were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26 2024	June 28 2023	June 26 2024	June 28 2023
Non-controlling interest holders' weighted average ownership percentages	6.3%	6.7%	6.5%	6.7%
The following table summarizes the effects of changes in ownership of SSE Holdings on the Company's equity:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26 2024	June 28 2023	June 26 2024	June 28 2023
Net income attributable to Shake Shack Inc.	$9,668	$6,948	$11,708	$5,414
Other comprehensive loss:
Unrealized holding loss on foreign currency translation adjustment	—	—	(1)	(4)
Transfers (to) from non-controlling interests:
Increase in additional paid-in capital as a result of the redemption of LLC Interests	2,953	—	3,239	194
Increase (decrease) in additional paid-in capital as a result of activity under stock compensation plan	(320)	145	(5,897)	(2,554)
Total effect of changes in ownership interest on equity attributable to Shake Shack Inc.	$12,301	$7,093	$9,049	$3,050
18 | Shake Shack Inc. Form 10-Q

The following table summarizes the LLC Interests activity:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26 2024	June 28 2023	June 26 2024	June 28 2023
LLC Interests activity under the Company's stock compensation plan
Number of LLC Interests received by Shake Shack Inc.	18,514	44,341	146,081	139,248
Redemption and acquisition of LLC Interests
Number of LLC Interests redeemed by non-controlling interest holders	313,077	—	346,577	25,000
Number of LLC Interests received by Shake Shack Inc.	313,077	—	346,577	25,000
Issuance of Class A common stock
Shares of Class A common stock issued in connection with redemptions of LLC Interests	313,077	—	346,577	25,000
Cancellation of Class B common stock
Shares of Class B common stock surrendered and canceled	313,077	—	346,577	25,000
NOTE 9: EQUITY-BASED COMPENSATION

A summary of equity-based compensation expense by award type was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26 2024	June 28 2023	June 26 2024	June 28 2023
Performance stock units	$(505)	$749	$278	$2,059
Restricted stock units	4,244	3,183	7,103	5,675
Equity-based compensation expense	$3,739	$3,932	$7,381	$7,734

Total income tax benefit recognized related to equity-based compensation	$113	$98	$217	$200
Equity-based compensation expense recognized was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26 2024	June 28 2023	June 26 2024	June 28 2023
General and administrative expenses	$3,317	$3,562	$6,633	$7,091
Labor and related expenses	422	370	748	643
Equity-based compensation expense	$3,739	$3,932	$7,381	$7,734
Shake Shack Inc. Form 10-Q | 19

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
Effective Income Tax Rates
The following table presents the Company’s effective income tax rates:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26 2024	June 28 2023	June 26 2024	June 28 2023
Effective income tax rates	23.4%	4.6%	22.7%	17.8%
The increases in the effective income tax rates for the thirteen and twenty-six weeks ended June 26, 2024 were primarily driven by increases in pre-tax income. Additionally, increases in the Company's ownership interest in SSE Holdings for the thirteen and twenty-six weeks ended June 26, 2024 increase its share of the taxable income of SSE Holdings.
The Company's weighted average ownership interest in SSE Holdings was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26 2024	June 28 2023	June 26 2024	June 28 2023
Shake Shack's weighted average ownership percentages	93.7%	93.3%	93.5%	93.3%
Deferred Tax Assets and Liabilities
The Company acquires LLC Interests in connection with the redemption of LLC Interests and activity relating to its stock compensation plan and recognizes deferred tax assets associated with the basis difference in its investment in SSE Holdings upon acquisition of these LLC Interests.
The following table summarizes the LLC Interests acquired by the Company:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26 2024	June 28 2023	June 26 2024	June 28 2023
LLC Interests activity under the Company's stock compensation plan	18,514	44,341	146,081	139,248
LLC Interests activity from redemptions of LLC Interests	313,077	—	346,577	25,000
Total LLC Interests acquired by the Company	331,591	44,341	492,658	164,248
20 | Shake Shack Inc. Form 10-Q

Deferred tax assets related to the basis difference in the Company's investment in SSE Holdings were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26 2024	June 28 2023	June 26 2024	June 28 2023
Deferred tax assets recognized upon acquisition of LLC Interests	$7,263	$(251)	$10,577	$573

	June 26 2024	December 27 2023
Total deferred tax assets related to the acquisition of LLC Interests	$101,746	$90,419
The Company also recognizes deferred tax assets related to additional tax basis increases generated from expected future payments under the Tax Receivable Agreement and related deductions for imputed interest on such payments. Refer to "Tax Receivable Agreement," herein for additional information.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26 2024	June 28 2023	June 26 2024	June 28 2023
Deferred tax assets recognized under the Tax Receivable Agreement	$2,760	$—	$3,063	$129
The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of June 26, 2024, the Company concluded, based on the weight of all available positive and negative evidence, that all of its deferred tax assets (except for those deferred tax assets relating to certain state tax credits and net operating losses) are more likely than not to be realized. As such, no additional valuation allowance was recognized.
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
Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. There were no transactions subject to the Tax Receivable Agreement for which the Company did not recognize the related liability, as the Company concluded that it would have sufficient future taxable income to utilize all of the related tax benefits generated by all transactions that occurred during the twenty-six weeks ended June 26, 2024 and June 28, 2023.
Shake Shack Inc. Form 10-Q | 21

A summary of obligations under the Tax Receivable Agreement were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26 2024	June 28 2023	June 26 2024	June 28 2023
Additional liabilities recognized under the Tax Receivable Agreement	$10,150	$(4)	$11,265	$468

	June 26 2024	December 27 2023
Total obligations under the Tax Receivable Agreement	$246,878	$235,613
During the twenty-six weeks ended June 26, 2024 and June 28, 2023, inclusive of interest, no payments were made to the parties to the Tax Receivable Agreement.
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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26 2024	June 28 2023	June 26 2024	June 28 2023
Numerator:
Net income attributable to Shake Shack Inc.—basic	$9,668	$6,948	$11,708	$5,414
Reallocation of net income attributable to non-controlling interests from the assumed conversion of Class B shares	—	275	—	187
Net income attributable to Shake Shack Inc.—diluted	$9,668	$7,223	$11,708	$5,601
Denominator:
Weighted average shares of Class A common stock outstanding—basic	39,750	39,416	39,632	39,374
Effect of dilutive securities:
Stock options	60	79	65	79
Performance stock units	63	6	39	11
Restricted stock units	140	73	166	58
Convertible Notes	1,467	1,467	1,467	1,467
Shares of Class B common stock	—	2,845	—	2,848
Weighted average shares of Class A common stock outstanding—diluted	41,480	43,886	41,369	43,837

Earnings per share of Class A common stock—basic	$0.24	$0.18	$0.30	$0.14
Earnings per share of Class A common stock—diluted	$0.23	$0.16	$0.28	$0.13
The effect of potential share settlement of the Convertible Notes outstanding for the period is included as potentially dilutive shares of Class A common stock under application of the if-converted method in the computation of diluted earnings per share, except when the effect would be anti-dilutive. Refer to Note 6, Debt, for additional information.
22 | Shake Shack Inc. Form 10-Q

Shares of Class B common stock do not share in the earnings or losses of Shake Shack and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented. However, shares of Class B common stock outstanding for the period are considered potentially dilutive shares of Class A common stock under application of the if-converted method and are included in the computation of diluted earnings per share, except when the effect would be anti-dilutive.
The following table presents potentially dilutive securities excluded from the computations of diluted earnings per share of Class A common stock:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	June 26 2024		June 28 2023		June 26 2024		June 28 2023
Performance stock units	121,131	(1)	109,749	(1)	121,131	(1)	109,749	(1)
Shares of Class B common stock	2,487,936	(2)	—		2,487,936	(2)	—
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

NOTE 12: SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information:

	Twenty-Six Weeks Ended
	June 26 2024	June 28 2023
Cash paid for:
Income taxes, net of refunds	$3,696	$1,877
Interest, net of amounts capitalized	493	185
Non-cash investing activities:
Accrued purchases of property and equipment	19,749	26,178
Capitalized equity-based compensation	107	92
Non-cash financing activities:
Establishment of liabilities under Tax Receivable Agreement	11,265	468
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
Certain leases require the Company to obtain letters of credit. As of June 26, 2024, the Company held three letters of credit, one for $402, which expires in August 2024 and renews automatically for one-year periods through January 2034, one for $163, which expires in December 2024 and renews automatically for one-year periods through December 2029 and one for $130 which expires in February 2026.
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
Legal Contingencies
The Company is subject to various legal proceedings, claims and liabilities, involving employees and guests alike, which arise in the ordinary course of business and are generally covered by insurance. As of June 26, 2024, the amount of the ultimate liability with respect to these matters was not material.
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
24 | Shake Shack Inc. Form 10-Q

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Classification	June 26 2024	June 28 2023	June 26 2024	June 28 2023
Amounts received from HYC	Licensing revenue	$144	$163	$242	$309

	Classification	June 26 2024	December 27 2023
Amounts due from HYC	Accounts receivable, net	$218	$57
Madison Square Park Conservancy
The Chairman of the Board of Directors serves as a director of the Madison Square Park Conservancy ("MSP Conservancy"), with which Shake Shack has a license agreement and pays license fees to operate the Madison Square Park Shack.

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Classification	June 26 2024	June 28 2023	June 26 2024	June 28 2023
Amounts paid to MSP Conservancy	Occupancy and related expenses	$229	$224	$458	$448

	Classification	June 26 2024	December 27 2023
Amounts due to MSP Conservancy	Accrued expenses	$20	$—
Olo, Inc.
The Chairman of the Board of Directors serves as a director of Olo, Inc., a platform the Company uses in connection with its mobile ordering application.

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Classification	June 26 2024	June 28 2023	June 26 2024	June 28 2023
Amounts paid to Olo, Inc.	Other operating expenses	$133	$143	$314	$267

	Classification	June 26 2024	December 27 2023
Amounts due to Olo, Inc.	Accounts payable Accrued expenses	$222	$116
Block, Inc.
The Company's former Chief Executive Officer is a member of the board of directors of Block, Inc. (formerly known as "Square, Inc."). The Company currently uses certain point-of-sale applications, payment processing services, hardware and other enterprise platform services in connection with its kiosk technology, sales for certain off-site events and the processing of a limited amount of sales at certain locations.

Shake Shack Inc. Form 10-Q | 25

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Classification	June 26 2024	June 28 2023	June 26 2024	June 28 2023
Amounts paid to Block, Inc.	Other operating expenses	$3,170	$1,909	$5,875	$3,585

	Classification	June 26 2024	December 27 2023
Amounts due to Block, Inc.	Accounts payable Accrued expenses	$—	$59
Tax Receivable Agreement
The Company entered into a Tax Receivable Agreement that provides for the payment by the Company of 85% of the amount of any tax benefits that are actually realized, or in some cases are deemed to realize, as a result of certain transactions. Refer to Note 10, Income Taxes, for additional information. No payments were made to the members of SSE Holdings pursuant to the Tax Receivable Agreement during the twenty-six weeks ended June 26, 2024 and June 28, 2023.

	Classification	June 26 2024	December 27 2023
Amounts due under the Tax Receivable Agreement	Other current liabilities Liabilities under Tax Receivable Agreement, net of current portion	$246,878	$235,613
Distributions to Members of SSE Holdings
Under the terms of the SSE Holdings LLC Agreement, SSE Holdings is obligated to make tax distributions to its members. No tax distributions were payable to non-controlling interest holders as of June 26, 2024 and December 27, 2023, respectively.

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Classification	June 26 2024	June 28 2023	June 26 2024	June 28 2023
Amounts paid to non-controlling interest holders	Non-controlling interests	$—	$3	$145	$52

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
“System-wide sales” is an operating measure and consists of sales from Company-operated Shacks and licensed Shacks. The Company does not recognize the sales from licensed Shacks as revenue. Of these amounts, revenue is limited to licensing revenue based on a percentage of sales from licensed Shacks, as well as certain up-front fees, such as territory fees and opening fees.
Key Operating Metrics
Same-Shack sales for the thirteen weeks ended June 26, 2024 increased 4.0% compared to the same period last year, driven by a 4.8% increase in price mix partially offset by a 0.8% decline in guest traffic. Same-Shack sales for the twenty-six weeks ended June 26, 2024 increased 2.8% compared to the same period last year, driven by a 4.2% increase in price mix partially offset by a 1.4% decline in guest traffic. For the purpose of calculating same-Shack sales for the thirteen and twenty-six weeks ended June 26, 2024, Shack sales for 228 Shacks were included in the comparable Shack base.
Average weekly sales were $77,000 and $75,000, respectively, for the thirteen and twenty-six weeks ended June 26, 2024, which were flat compared to the same periods last year, primarily driven by higher menu prices, partially offset by a decline in guest traffic and menu mix.
System-wide sales for the thirteen weeks ended June 26, 2024 increased 13.5% to $483.7 million compared to the same period last year. System-wide sales for the twenty-six weeks ended June 26, 2024 increased 12.9% to $927.0 million compared to the same period last year.
Digital sales for the thirteen weeks ended June 26, 2024 increased 20.9% to $105.1 million compared to the same period last year. Digital sales for the twenty-six weeks ended June 26, 2024 increased 18.1% to $208.3 million compared to the same
Shake Shack Inc. Form 10-Q | 27

period last year. Digital sales includes orders placed on the Shake Shack app, website and third-party delivery platforms, which represented 34.4% and 35.5%, respectively, of Shack sales during the thirteen and twenty-six weeks ended June 26, 2024.
Development Highlights
During the thirteen weeks ended June 26, 2024, we opened 12 new Company-operated Shacks and 11 new licensed Shacks. There was one permanent licensed Shack closure in the second quarter of 2024.
The following table presents the Shacks opened during the thirteen weeks ended June 26, 2024:

Location	Type	Opening Date
New York, NY — Penn Station	Company-operated	3/28/2024
Dubai, UAE — Mirdif City Centre	Licensed	4/5/2024
Scottsdale, AZ — Salt River	Company-operated	4/10/2024
Kuala Lumpur, Malaysia — The Exchange TRX	Licensed	4/10/2024
Tokyo, Japan — Joule Shibuya	Licensed	4/13/2024
Newington, CT — Newington	Company-operated	4/24/2024
Deerfield, IL — Deerfield	Company-operated	4/25/2024
Foshan, China — Lingnan Tiandi	Licensed	4/29/2024
Costa Mesa, CA — Costa Mesa	Company-operated	5/8/2024
Shanghai, China — Kerry Parkside	Licensed	5/11/2024
Pittsburgh, PA — The Terminal	Company-operated	5/19/2024
Stamford, CT — Stamford	Company-operated	5/22/2024
Wellesley, MA — Wellesley	Company-operated	5/29/2024
Midlothian, VA — Midlothian	Company-operated	5/29/2024
Secaucus, NJ — Secaucus	Company-operated	6/9/2024
London, United Kingdom — St. Pancras Station	Licensed	6/11/2024
Pasay, Philippines — NAIA Terminal 3	Licensed	6/11/2024
Mexico City, Mexico — Interlomas	Licensed	6/12/2024
Toronto, Canada — Yonge and Dundas	Licensed	6/13/2024
Seoul, South Korea — Dogok	Licensed	6/14/2024
Bellevue, WA — Bellevue Square	Company-operated	6/17/2024
Freehold, NJ — Freehold	Company-operated	6/23/2024
Sloatsburg, NY — Ramapo Travel Plaza	Licensed	6/26/2024
As of June 26, 2024, there were 547 Shacks in operation system-wide, of which 311 were Company-operated Shacks and 236 were licensed Shacks.
28 | Shake Shack Inc. Form 10-Q

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the thirteen and twenty-six weeks ended June 26, 2024 and June 28, 2023:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 26 2024		June 28 2023		June 26 2024		June 28 2023
Shack sales	$305,480	96.5%	$261,810	96.3%	$586,032	96.5%	$506,064	96.4%
Licensing revenue	11,016	3.5%	9,995	3.7%	20,968	3.5%	19,019	3.6%
TOTAL REVENUE	316,496	100.0%	271,805	100.0%	607,000	100.0%	525,083	100.0%
Shack-level operating expenses(1):
Food and paper costs	85,053	27.8%	75,800	29.0%	165,306	28.2%	147,572	29.2%
Labor and related expenses	86,614	28.4%	75,158	28.7%	168,123	28.7%	149,422	29.5%
Other operating expenses	43,953	14.4%	36,109	13.8%	85,809	14.6%	71,045	14.0%
Occupancy and related expenses	23,226	7.6%	19,801	7.6%	45,414	7.7%	38,384	7.6%
General and administrative expenses	36,313	11.5%	31,476	11.6%	72,257	11.9%	62,787	12.0%
Depreciation and amortization expense	25,496	8.1%	22,252	8.2%	50,937	8.4%	43,574	8.3%
Pre-opening costs	4,014	1.3%	5,577	2.1%	6,767	1.1%	9,134	1.7%
Impairment and loss on disposal of assets	1,045	0.3%	884	0.3%	1,571	0.3%	1,606	0.3%
TOTAL EXPENSES	305,714	96.6%	267,057	98.3%	596,184	98.2%	523,524	99.7%
INCOME FROM OPERATIONS	10,782	3.4%	4,748	1.7%	10,816	1.8%	1,559	0.3%
Other income, net	3,300	1.0%	3,227	1.2%	6,506	1.1%	6,064	1.2%
Interest expense	(527)	(0.2)%	(405)	(0.1)%	(1,035)	(0.2)%	(808)	(0.2)%
INCOME BEFORE INCOME TAXES	13,555	4.3%	7,570	2.8%	16,287	2.7%	6,815	1.3%
Income tax expense	3,173	1.0%	347	0.1%	3,691	0.6%	1,214	0.2%
NET INCOME	10,382	3.3%	7,223	2.7%	12,596	2.1%	5,601	1.1%
Less: Net income attributable to non-controlling interests	714	0.2%	275	0.1%	888	0.1%	187	—%
NET INCOME ATTRIBUTABLE TO SHAKE SHACK INC.	$9,668	3.1%	$6,948	2.6%	$11,708	1.9%	$5,414	1.0%
(1)As a percentage of Shack sales.
Shack Sales
Shack sales represent the aggregate sales of food, beverages and Shake Shack branded merchandise at our Company-operated Shacks and gift card breakage income. Shack sales in any period are directly influenced by the number of operating weeks in such period and the total number of open Shacks.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 26 2024	June 28 2023	June 26 2024	June 28 2023
Shack sales	$305,480	$261,810	$586,032	$506,064
Percentage of Total revenue	96.5%	96.3%	96.5%	96.4%
Dollar change compared to prior year	$43,670		$79,968
Percentage change compared to prior year	16.7%		15.8%
Shack sales for the thirteen weeks ended June 26, 2024 increased 16.7% to $305.5 million versus the same period last year. The increase was primarily due to the opening of 41 new Company-operated Shacks between June 28, 2023 and June 26, 2024, which contributed $32.1 million, as well as increased menu prices, which contributed $18.3 million, partially offset by menu mix, mainly related to strategic investments in marketing.
Shake Shack Inc. Form 10-Q | 29

Shack sales for the twenty-six weeks ended June 26, 2024 increased 15.8% to $586.0 million versus the same period last year. The increase was primarily due to the opening of 41 new Company-operated Shacks between June 28, 2023 and June 26, 2024, which contributed $57.0 million, as well as increased menu prices, which contributed $22.0 million.
Licensing Revenue
Licensing revenue is comprised of license fees and opening fees and territory fees for certain licensed Shacks. License fees are calculated as a percentage of sales and territory fees are payments for the exclusive right to develop Shacks in a specific geographic area.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 26 2024	June 28 2023	June 26 2024	June 28 2023
Licensing revenue	$11,016	$9,995	$20,968	$19,019
Percentage of Total revenue	3.5%	3.7%	3.5%	3.6%
Dollar change compared to prior year	$1,021		$1,949
Percentage change compared to prior year	10.2%		10.2%
Licensing revenue for the thirteen weeks ended June 26, 2024 increased 10.2% to $11.0 million versus the same period last year. Licensing revenue for the twenty-six weeks ended June 26, 2024 increased 10.2% to $21.0 million versus the same period last year. The increases in Licensing revenue for the thirteen and twenty-six weeks ended June 26, 2024 were primarily due to the opening of 35 net new licensed Shacks between June 28, 2023 and June 26, 2024, which contributed $1.3 million and $2.4 million, respectively, as well as higher sales at existing domestic licensed Shacks, partially offset by a decline in sales in China.
Food and Paper Costs
Food and paper costs include the direct costs associated with food, beverage and packaging of our menu items. The components of Food and paper costs are variable by nature, change with sales volume, impacted by menu mix, channel mix and fluctuations in commodity costs, as well as geographic scale and proximity.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 26 2024	June 28 2023	June 26 2024	June 28 2023
Food and paper costs	$85,053	$75,800	$165,306	$147,572
Percentage of Shack sales	27.8%	29.0%	28.2%	29.2%
Dollar change compared to prior year	$9,253		$17,734
Percentage change compared to prior year	12.2%		12.0%
Food and paper costs for the thirteen weeks ended June 26, 2024 increased 12.2% to $85.1 million versus the same period last year. Food and paper costs for the twenty-six weeks ended June 26, 2024 increased 12.0% to $165.3 million versus the same period last year. The increases for the thirteen and twenty-six weeks ended June 26, 2024 were primarily due to the opening of 41 new Company-operated Shacks between June 28, 2023 and June 26, 2024, which contributed approximately $9.4 million and $17.3 million, respectively.
As a percentage of Shack sales, the decreases in Food and paper costs for the thirteen and twenty-six weeks ended June 26, 2024 were primarily driven by menu price increases partially offset by increases in certain commodity costs, mainly beef and increases in marketing promotions.

30 | Shake Shack Inc. Form 10-Q

Labor and Related Expenses
Labor and related expenses include Company-operated Shack-level hourly and management wages, bonuses, payroll taxes, equity-based compensation, workers' compensation expense and medical benefits. As we expect with other variable expense items, labor costs should grow as our Shack sales grow. Factors that influence labor costs include minimum wage and payroll tax legislation, health care costs, size and location of the Shack and the performance of our Company-operated Shacks.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 26 2024	June 28 2023	June 26 2024	June 28 2023
Labor and related expenses	$86,614	$75,158	$168,123	$149,422
Percentage of Shack sales	28.4%	28.7%	28.7%	29.5%
Dollar change compared to prior year	$11,456		$18,701
Percentage change compared to prior year	15.2%		12.5%
Labor and related expenses for the thirteen weeks ended June 26, 2024 increased 15.2% to $86.6 million versus the same period last year. Labor and related expenses for the twenty-six weeks ended June 26, 2024 increased 12.5% to $168.1 million versus the same period last year. The increases for the thirteen and twenty-six weeks ended June 26, 2024 were primarily due to the opening of 41 new Company-operated Shacks between June 28, 2023 and June 26, 2024.
As a percentage of Shack sales, the decreases in Labor and related expenses for the thirteen and twenty-six weeks ended June 26, 2024 were primarily due to labor efficiencies and sales leverage partially offset by increased wages and incremental expenses from the opening of 41 new Company-operated Shacks between June 28, 2023 and June 26, 2024.
Other Operating Expenses
Other operating expenses consist of delivery commissions, Shack-level marketing expenses, repairs and maintenance, utilities and other operating expenses incidental to operating our Company-operated Shacks, such as non-perishable supplies, credit card fees and property insurance.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 26 2024	June 28 2023	June 26 2024	June 28 2023
Other operating expenses	$43,953	$36,109	$85,809	$71,045
Percentage of Shack sales	14.4%	13.8%	14.6%	14.0%
Dollar change compared to prior year	$7,844		$14,764
Percentage change compared to prior year	21.7%		20.8%
Other operating expenses for the thirteen weeks ended June 26, 2024 increased 21.7% to $44.0 million versus the same period last year. Other operating expenses for the twenty-six weeks ended June 26, 2024 increased 20.8% to $85.8 million versus the same period last year. The increases for the thirteen and twenty-six weeks ended June 26, 2024 were primarily driven by increased transaction costs associated with higher sales and higher facilities costs, mainly professional services and utilities, due to the opening of 41 new Company-operated Shacks between June 28, 2023 and June 26, 2024 as well as increased marketing spend.
As a percentage of Shack sales, the increases in Other operating expenses for the thirteen and twenty-six weeks ended June 26, 2024 were primarily due to increases in marketing spend and delivery commissions associated with higher delivery sales.
Shake Shack Inc. Form 10-Q | 31

Occupancy and Related Expenses
Occupancy and related expenses consist of Shack-level occupancy expenses (including rent, common area expenses and certain local taxes), and exclude occupancy expenses associated with unopened Shacks, which are recorded separately in Pre-opening costs.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 26 2024	June 28 2023	June 26 2024	June 28 2023
Occupancy and related expenses	$23,226	$19,801	$45,414	$38,384
Percentage of Shack sales	7.6%	7.6%	7.7%	7.6%
Dollar change compared to prior year	$3,425		$7,030
Percentage change compared to prior year	17.3%		18.3%
Occupancy and related expenses for the thirteen weeks ended June 26, 2024 increased 17.3% to $23.2 million versus the same period last year. Occupancy and related expenses for the twenty-six weeks ended June 26, 2024 increased 18.3% to $45.4 million versus the same period last year. The increases for the thirteen and twenty-six weeks ended June 26, 2024 were primarily due to the opening of 41 new Company-operated Shacks between June 28, 2023 and June 26, 2024.
As a percentage of Shack sales, Occupancy and related expenses was flat for the thirteen weeks ended June 26, 2024 primarily driven by higher base rent offset by sales leverage. As a percentage of Shack sales, the increase in Occupancy and related expenses for the twenty-six weeks ended June 26, 2024 was primarily due to higher base rent and variable rent.
General and Administrative Expenses
General and administrative expenses consist of costs associated with corporate and administrative functions that support Shack development and operations, as well as equity-based compensation expense.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 26 2024	June 28 2023	June 26 2024	June 28 2023
General and administrative expenses	$36,313	$31,476	$72,257	$62,787
Percentage of Total revenue	11.5%	11.6%	11.9%	12.0%
Dollar change compared to prior year	$4,837		$9,470
Percentage change compared to prior year	15.4%		15.1%
General and administrative expenses for the thirteen weeks ended June 26, 2024 increased 15.4% to $36.3 million versus the same period last year. General and administrative expenses for the twenty-six weeks ended June 26, 2024 increased 15.1% to $72.3 million versus the same period last year. The increase in General and administrative expenses for the thirteen weeks ended June 26, 2024 was primarily due to increased investments in marketing as well as increases in wages and other team costs to support our Shack growth. The increase in General and administrative expenses for the twenty-six weeks ended June 26, 2024 was primarily due to the aforementioned items as well as costs related to the prior restatement of prior periods included in the fiscal 2023 Form 10-K and investments in technology initiatives.
As a percentage of Total revenue, the decreases in General and administrative expenses for the thirteen and twenty-six weeks ended June 26, 2024 were primarily due to sales leverage partially offset by the aforementioned items.
32 | Shake Shack Inc. Form 10-Q

Depreciation and Amortization Expense
Depreciation and amortization expense primarily consists of the depreciation of fixed assets, including leasehold improvements and equipment.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 26 2024	June 28 2023	June 26 2024	June 28 2023
Depreciation and amortization expense	$25,496	$22,252	$50,937	$43,574
Percentage of Total revenue	8.1%	8.2%	8.4%	8.3%
Dollar change compared to prior year	$3,244		$7,363
Percentage change compared to prior year	14.6%		16.9%
Depreciation and amortization expense for the thirteen weeks ended June 26, 2024 increased 14.6% to $25.5 million versus the same period last year. Depreciation and amortization expense for the twenty-six weeks ended June 26, 2024 increased 16.9% to $50.9 million versus the same period last year. The increases in Depreciation and amortization expense for the thirteen and twenty-six weeks ended June 26, 2024 were predominantly due to incremental depreciation of capital expenditures related to the opening of 41 new Company-operated Shacks and technology projects placed into service between June 28, 2023 and June 26, 2024.
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 26 2024	June 28 2023	June 26 2024	June 28 2023
Pre-opening costs	$4,014	$5,577	$6,767	$9,134
Percentage of Total revenue	1.3%	2.1%	1.1%	1.7%
Dollar change compared to prior year	$(1,563)		$(2,367)
Percentage change compared to prior year	(28.0)%		(25.9)%
Pre-opening costs for the thirteen weeks ended June 26, 2024 decreased 28.0% to $4.0 million versus the same period last year. Pre-opening costs for the twenty-six weeks ended June 26, 2024 decreased 25.9% to $6.8 million versus the same period last year. The decreases in Pre-opening costs for the thirteen and twenty-six weeks ended June 26, 2024 were primarily due to reductions in wages and team costs as we standardize the training process for unopened Shacks.
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
Shake Shack Inc. Form 10-Q | 33

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 26 2024	June 28 2023	June 26 2024	June 28 2023
Impairment and loss on disposal of assets	$1,045	$884	$1,571	$1,606
Percentage of Total revenue	0.3%	0.3%	0.3%	0.3%
Dollar change compared to prior year	$161		$(35)
Percentage change compared to prior year	18.2%		(2.2)%
Impairment and loss on disposal of assets for the thirteen weeks ended June 26, 2024 increased 18.2% to $1.0 million versus the same period last year. The increase was primarily due to an increase in abandoned construction projects, partially offset by decreases in costs of disposed assets at our Shacks and home office.
Impairment and loss on disposal of assets for the twenty-six weeks ended June 26, 2024 decreased 2.2% to $1.6 million versus the same period last year. The decrease was primarily due to decreases in costs of disposed assets at our home office and at our Shacks, partially offset by an increase in the cost of abandoned projects.
Other Income, Net
Other income, net consists primarily of interest income, adjustments to liabilities under the Tax Receivable Agreement, dividend income and net unrealized and realized gains and losses from marketable securities.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 26 2024	June 28 2023	June 26 2024	June 28 2023
Other income, net	$3,300	$3,227	$6,506	$6,064
Percentage of Total revenue	1.0%	1.2%	1.1%	1.2%
Dollar change compared to prior year	$73		$442
Percentage change compared to prior year	2.3%		7.3%
Other income, net for the thirteen weeks ended June 26, 2024 increased to $3.3 million from $3.2 million. Other income, net for the twenty-six weeks ended June 26, 2024 increased to $6.5 million from $6.1 million. The increases in Other income, net for the thirteen and twenty-six weeks ended June 26, 2024 were primarily due to an increase in interest income from investments.
Interest Expense
Interest expense generally consists of interest on the current portion of our liabilities under the Tax Receivable Agreement, imputed interest related to our financing equipment leases, amortization of deferred financing costs, interest and fees on our Revolving Credit Facility and amortization of debt issuance costs.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 26 2024	June 28 2023	June 26 2024	June 28 2023
Interest expense	$(527)	$(405)	$(1,035)	$(808)
Percentage of Total revenue	(0.2)%	(0.1)%	(0.2)%	(0.2)%
Dollar change compared to prior year	$(122)		$(227)
Percentage change compared to prior year	30.1%		28.1%
Interest expense for the thirteen weeks ended June 26, 2024 increased 30.1% to $0.5 million versus the same period last year. Interest expense for the twenty-six weeks ended June 26, 2024 increased 28.1% to $1.0 million versus the same period last year. The increases in Interest expense for the thirteen and twenty-six weeks ended June 26, 2024 were primarily due to increased finance lease charges from the opening of 41 new Company-operated Shacks between June 28, 2023 and June 26, 2024.
34 | Shake Shack Inc. Form 10-Q

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 26 2024	June 28 2023	June 26 2024	June 28 2023
Income tax expense	$3,173	$347	$3,691	$1,214
Percentage of Total revenue	1.0%	0.1%	0.6%	0.2%
Dollar change compared to prior year	$2,826		$2,477
Percentage change compared to prior year	814.4%		204.0%
Our effective income tax rates for the thirteen weeks ended June 26, 2024 and June 28, 2023 were 23.4% and 4.6%, respectively. Our effective income tax rates for the twenty-six weeks ended June 26, 2024 and June 28, 2023 were 22.7% and 17.8%, respectively. The increases were primarily driven by increases in pre-tax income compared to the same periods last year. The Company's ownership interest in SSE Holdings is directly related to its share of the taxable income of SSE Holdings. Our weighted average ownership interest in SSE Holdings was 93.7% and 93.3%, respectively, for the thirteen weeks ended June 26, 2024 and June 28, 2023, and 93.5% and 93.3%, respectively, for the twenty-six weeks ended June 26, 2024 and June 28, 2023. These increases in the Company's ownership interest in SSE Holdings LLC increased its share of the taxable income of SSE Holdings.
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 26 2024	June 28 2023	June 26 2024	June 28 2023
Net income attributable to non-controlling interests	$714	$275	$888	$187
Percentage of Total revenue	0.2%	0.1%	0.1%	—%
Net income attributable to non-controlling interests for the thirteen weeks ended June 26, 2024 increased to $0.7 million from $0.3 million in the same period last year. Net income attributable to non-controlling interests for the twenty-six weeks ended June 26, 2024 increased to $0.9 million from $0.2 million in the same period last year. The increases in Net income attributable to non-controlling interests for the thirteen and twenty-six weeks ended June 26, 2024 were primarily due to increases in net results compared to the same periods last year, partially offset by a decrease in the non-controlling interest holders' weighted average ownership, which was 6.3% and 6.5%, respectively, for the thirteen and twenty-six weeks ended June 26, 2024 and 6.7% for the thirteen and twenty-six weeks ended June 28, 2023.
Shake Shack Inc. Form 10-Q | 35

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
Limitations of the Usefulness of this Measure
Restaurant-level profit and Restaurant-level profit margin may differ from similarly titled measures used by other companies due to different methods of calculation. Presentation of Restaurant-level profit and Restaurant-level profit margin is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. Restaurant-level profit excludes certain costs, such as General and administrative expenses and Pre-opening costs, which are considered normal, recurring cash operating expenses and are essential to support the operation and development of our Shacks. Therefore, this measure may not provide a complete understanding of the operating results of our Company as a whole and Restaurant-level profit and Restaurant-level profit margin should be reviewed in conjunction with our GAAP financial results. A reconciliation of Restaurant-level profit to Income from operations, the most directly comparable GAAP financial measure, is as follows.
36 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 26 2024	June 28 2023	June 26 2024	June 28 2023
Income from operations	$10,782	$4,748	$10,816	$1,559
Less:
Licensing revenue	11,016	9,995	20,968	19,019
Add:
General and administrative expenses	36,313	31,476	72,257	62,787
Depreciation and amortization expense	25,496	22,252	50,937	43,574
Pre-opening costs	4,014	5,577	6,767	9,134
Impairment and loss on disposal of assets	1,045	884	1,571	1,606
Adjustment:
Employee benefit charges(1)	445	—	445	—
Restaurant-level profit	$67,079	$54,942	$121,825	$99,641

Total revenue	$316,496	$271,805	$607,000	$525,083
Less: Licensing revenue	11,016	9,995	20,968	19,019
Shack sales	$305,480	$261,810	$586,032	$506,064

Restaurant-level profit margin(2)	22.0%	21.0%	20.8%	19.7%
(1)Expenses related to California healthcare charges for fiscal 2020 through 2023 which do not represent fiscal 2024 Labor and related expenses.
(2)As a percentage of Shack sales.
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
Shake Shack Inc. Form 10-Q | 37

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 26 2024	June 28 2023	June 26 2024	June 28 2023
Net income	$10,382	$7,223	$12,596	$5,601
Depreciation and amortization expense	25,496	22,252	50,937	43,574
Interest expense, net	395	278	368	681
Income tax expense	3,173	347	3,691	1,214
EBITDA	39,446	30,100	67,592	51,070

Equity-based compensation	3,739	3,932	7,381	7,734
Amortization of cloud-based software implementation costs	530	441	1,048	880
Impairment and loss on disposal of assets	1,045	884	1,571	1,606
Restatement costs(1)	208	—	1,599	—
CEO transition costs	109	—	588	—
Employee benefit charges(2)	445	—	445	—
Legal settlements(3)	—	—	—	1,004
Other(4)	1,687	1,693	2,870	2,321
Adjusted EBITDA	$47,209	$37,050	$83,094	$64,615

Adjusted EBITDA margin(5)	14.9%	13.6%	13.7%	12.3%
(1)Expenses incurred related to the restatement of prior periods in the 2023 Form 10-K.
(2)Expenses related to California healthcare charges for fiscal 2020 through 2023 which do not represent fiscal 2024 Labor and related expenses.
(3)Expenses incurred to establish accruals related to the settlements of legal matters.
(4)Expenses incurred for professional fees related to non-recurring matters.
(5)Calculated as a percentage of Total revenue, which was $316.5 million and $607.0 million for the thirteen and twenty-six weeks ended June 26, 2024, respectively, and $271.8 million and $525.1 million for the thirteen and twenty-six weeks ended June 28, 2023, respectively.
Adjusted Pro Forma Net Income and Adjusted Pro Forma Earnings Per Fully Exchanged and Diluted Share
Adjusted pro forma net income represents Net income attributable to Shake Shack Inc. assuming the full exchange of all outstanding SSE Holdings, LLC membership interests ("LLC Interests") for shares of Class A common stock, adjusted for certain non-recurring items that we do not believe are directly related to our core operations and may not be indicative of our recurring business operations. Adjusted pro forma earnings per fully exchanged and diluted share is calculated by dividing adjusted pro forma net income by the weighted average shares of Class A common stock outstanding, assuming the full exchange of all outstanding LLC Interests, after giving effect to the dilutive effect of outstanding equity-based awards.
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
Limitations of the Usefulness of These Measures
Adjusted pro forma net income and adjusted pro forma earnings per fully exchanged and diluted share may differ from similarly titled measures used by other companies due to different methods of calculation. Presentation of adjusted pro forma net income and adjusted pro forma earnings per fully exchanged and diluted share should not be considered alternatives to Net income and earnings per share, as determined under GAAP. While these measures are useful in evaluating our performance, they do not account for the earnings attributable to the non-controlling interest holders and therefore do not provide a complete understanding of the Net income attributable to Shake Shack Inc. Adjusted pro forma net income and adjusted pro forma earnings per fully exchanged and diluted share should be evaluated in conjunction with our GAAP financial results. A
38 | Shake Shack Inc. Form 10-Q

reconciliation of adjusted pro forma net income to Net income attributable to Shake Shack Inc., the most directly comparable GAAP measure, and the computation of adjusted pro forma earnings per fully exchanged and diluted share are set forth below.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands, except per share amounts)	June 26 2024	June 28 2023	June 26 2024	June 28 2023
Numerator:
Net income attributable to Shake Shack Inc.	$9,668	$6,948	$11,708	$5,414
Adjustments:
Reallocation of Net income attributable to non-controlling interests from the assumed exchange of LLC Interests(1)	714	275	888	187
Restatement costs(2)	208	—	1,599	—
CEO transition costs	109	—	588	—
Employee benefit charges(3)	445	—	445	—
Legal settlements	—	—	—	1,004
Other(4)	1,687	1,693	2,870	2,321
Tax impact of above adjustments(5)	(685)	(1,036)	(329)	(1,336)
Adjusted pro forma net income	$12,146	$7,880	$17,769	$7,590

Denominator:
Weighted average shares of Class A common stock outstanding—diluted	41,480	43,886	41,369	43,837
Adjustments:
Assumed exchange of LLC Interests for shares of Class A common stock(1)	2,693	—	2,761	—
Adjusted pro forma fully exchanged weighted average shares of Class A common stock outstanding—diluted	44,173	43,886	44,130	43,837

Adjusted pro forma earnings per fully exchanged share—diluted	$0.27	$0.18	$0.40	$0.17

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26 2024	June 28 2023	June 26 2024	June 28 2023
Earnings per share of Class A common stock—diluted	$0.23	$0.16	$0.28	$0.13
Assumed exchange of LLC Interests for shares of Class A common stock(1)	0.01	—	0.01	—
Non-GAAP adjustments(6)	0.03	0.02	0.11	0.04
Adjusted pro forma earnings per fully exchanged share—diluted	$0.27	$0.18	$0.40	$0.17
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
(3)Expenses related to California healthcare charges for fiscal 2020 through 2023 which do not represent fiscal 2024 Labor and related expenses.
(4)Expenses incurred for professional fees related to non-recurring matters.
(5)Represents the tax effect of the aforementioned adjustments and pro forma adjustments to reflect corporate income taxes at assumed effective tax rates of 24.1% and 18.4% for the thirteen and twenty-six weeks ended June 26, 2024, respectively, and 14.9% and 25.1% for the thirteen and twenty-six weeks ended June 28, 2023, respectively. Amounts include provisions for U.S. federal income taxes, certain LLC entity-level taxes and foreign withholding taxes, assuming the highest statutory rates apportioned to each applicable state, local and foreign jurisdiction.
(6)Represents the per share impact of non-GAAP adjustments for each period. Refer to the reconciliation of Adjusted pro forma net income above, for additional information.
Shake Shack Inc. Form 10-Q | 39

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, short-term investments and availability under our Revolving Credit Facility. As of June 26, 2024, we maintained a Cash and cash equivalents balance of $301.8 million and a short-term investments balance of $2.6 million in Marketable securities. In March 2021, we issued 0% Convertible Senior Notes (“Convertible Notes”), and received $243.8 million of proceeds, net of discounts. Refer to Note 6, Debt, in the accompanying Condensed Consolidated Financial Statements, for additional information.
On June 6, 2024, we filed a Registration Statement on Form S-3 with the SEC which permits us to issue a combination of securities described in the prospectus in one or more offerings from time to time. To date, we have not experienced difficulty accessing the capital markets; however, future volatility in the capital markets may affect our ability to access those markets or increase the costs associated with issuing debt or equity instruments.
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
In addition, we are obligated to make payments to certain members of SSE Holdings under the Tax Receivable Agreement. As of June 26, 2024, such obligations totaled $246.9 million. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related payments under the Tax Receivable Agreement. Although the amount of any payments that must be made under the Tax Receivable Agreement may be significant, the timing of these payments will vary and will generally be limited to one payment per member per year. The amount of such payments are also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us or to SSE Holdings, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
We believe our existing cash and cash equivalents balances and cash from operations will be sufficient to fund our operating and finance lease obligations, capital expenditures, Tax Receivable Agreement obligations and working capital needs for at least the next 12 months.
Summary of Cash Flows
The following table presents a summary of our cash flows from operating, investing and financing activities.

	Twenty-Six Weeks Ended
(in thousands)	June 26 2024	June 28 2023
Net cash provided by operating activities	$84,210	$62,191
Net cash provided by (used in) investing activities	428	(85,415)
Net cash used in financing activities	(7,452)	(3,596)
Effect of exchange rate changes on cash and cash equivalents	(1)	(4)
Net increase (decrease) in Cash and cash equivalents	77,185	(26,824)
Cash and cash equivalents at beginning of period	224,653	230,521
Cash and cash equivalents at end of period	$301,838	$203,697

40 | Shake Shack Inc. Form 10-Q

Operating Activities
For the twenty-six weeks ended June 26, 2024, net cash provided by operating activities was $84.2 million compared to $62.2 million for the twenty-six weeks ended June 28, 2023, an increase of $22.0 million. The increase was primarily driven by a $17.3 million improvement in net results after excluding non-cash charges as well as changes in working capital of $4.7 million. The changes in working capital included an increase in liabilities related to marketing promotions and a change in the timing and payments related to accruals, partially offset by an increase in payments on lease liabilities due to the opening of 41 new Company-operated Shacks between June 28, 2023 and June 26, 2024 and higher base rent.
Investing Activities
For the twenty-six weeks ended June 26, 2024, net cash provided by investing activities was $0.4 million compared to net cash used in investing activities of $85.4 million for the twenty-six weeks ended June 28, 2023, an increase of $85.8 million. The increase was primarily due to a net increase in marketable securities activity as a result of maturities of held-to-maturity marketable securities in the current year of $66.4 million, partially offset by the purchase of held-to-maturity marketable securities of $91.4 million and the sale of equity securities of $81.5 million in the prior year.
Financing Activities
For the twenty-six weeks ended June 26, 2024, net cash used in financing activities was $7.5 million compared to $3.6 million for the twenty-six weeks ended June 28, 2023, an increase of $3.9 million. This increase was primarily due to an increase in withholding taxes related to net settled equity awards.
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
In June 2023, the Company entered into the fourth amendment to the Revolving Credit Facility ("Fourth Amendment"), which, among other things, modified the benchmark interest rate to either: (i) the base rate plus applicable margin ranging from 0.0% to 1.5% or (ii) the Secured Overnight Financing Rate (“SOFR”) plus applicable margin ranging from 1.0% to 2.5%, in each case depending on the net lease adjusted leverage ratio. As of June 26, 2024 and December 27, 2023, no amounts were outstanding under the Revolving Credit Facility.
The obligations under the Revolving Credit Facility are secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' direct and indirect subsidiaries, with certain exceptions.
The Revolving Credit Facility requires us to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios, as well as other customary affirmative and negative covenants. As of June 26, 2024, we were in compliance with all covenants.
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
Shake Shack Inc. Form 10-Q | 41

Liabilities under the Tax Receivable Agreement include amounts to be paid to the non-controlling interest holders, assuming we will have sufficient taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. Refer to Note 10, Income Taxes, in the accompanying Condensed Consolidated Financial Statements included in Part I, Item 1, for additional information relating to our Tax Receivable Agreement and related liabilities.
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

Based upon the evaluation of our disclosure controls and procedures as of June 26, 2024, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the existence of the material weakness in our internal control over financial reporting identified in fiscal 2023, as described below.
42 | Shake Shack Inc. Form 10-Q

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
REMEDIATION STATUS OF MATERIAL WEAKNESS
We are designing and implementing measures to remediate the material weakness noted above and to enhance our internal control over financial reporting. As previously disclosed, we have established a Steering Committee with representatives from key departments within our Finance organization as well as representatives from IT and Securities Counsel and we have continued our remediation activities. We have hired a Head of Tax with over 20 years of tax leadership experience including working with Up-C structures, enhancing controls, processes, and tax technology. Additionally, we are currently supplementing our tax resources through the use of third-party tax consultants and intend to utilize the third-party tax consultants, under the supervision of management, throughout the remediation process. In addition, we are in the process of developing enhanced management review control procedures over the calculation of state deferred taxes and the related income tax expense (benefit). The new Head of Tax has completed an assessment of the tax function and has developed a strategy to work with third-party tax consultants to enhance our tax technology and transformation which we believe will strengthen our controls.

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except as described above, there were no changes to our internal control over financial reporting that occurred during the quarter ended June 26, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 5. Other Information.
(a) On August 2, 2024 the Company entered into amendments to the Employment Agreements for each of Robert Lynch and Stephanie Sentell, dated March 18, 2024 and June 20, 2024, respectively, copies of which are attached to this Quarterly Report on Form 10-Q as Exhibits 10.2 and 10.4. The amendments correct the maximum bonus opportunity payable to each of Mr. Lynch and Ms. Sentell, from two times their annual base salary to two times their target bonus opportunity, to reflect the previously agreed terms between the Company and the parties.
(b) Rule 10b5-1 Trading Plans
No officer or director adopted, terminated, or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
44 | Shake Shack Inc. Form 10-Q

Item 6. Exhibits.

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Shake Shack Inc., effective February 4, 2015	8-K	3.1	2/10/2015
3.2	Second Amended and Restated Bylaws of Shack Shake Inc., dated October 1, 2019	8-K	3.1	10/4/2019
4.1	Form of Class A Common Stock Certificate	S-1/A	4.1	1/28/2015
10.1	Employment Agreement, dated March 18, 2024, effective May 20, 2024, by and among Robert Lynch, Shake Shack Inc., SSE Holdings, LLC, and Shake Shack Enterprises, LLC	8-K	10.1	3/21/2024
10.2
Amendment No. 1, made August 2, 2024, to the Employment Agreement, dated March 18, 2024, effective May 20, 2024, by and among Robert Lynch, Shake Shack Inc., SSE Holdings, LLC, and Shake Shack Enterprises, LLC
					*
10.3	Employment Agreement, dated June 20, 2024, effective July 1, 2024, by and among Stephanie Sentell, Shake Shack Inc., SSE Holdings, LLC, and Shake Shack Enterprises, LLC	8-K	10.1	6/21/2024
10.4
Amendment No. 1, made August 2, 2024, to the Employment Agreement, dated June 20, 2024, effective July 1, 2024, by and among Stephanie Sentell, Shake Shack Inc., SSE Holdings, LLC, and Shake Shack Enterprises, LLC
					*
10.5	Shake Shack Inc. Amended and Restated 2025 Incentive Award Plan	8-K	10.1	6/13/2024
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				#
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				*
#    Furnished herewith.

Shake Shack Inc. Form 10-Q | 45

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shake Shack Inc.
(Registrant)

Date: August 2, 2024	By:	/s/ Robert Lynch
Robert Lynch
Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: August 2, 2024	By:	/s/ Katherine I. Fogertey
Katherine I. Fogertey
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

46 | Shake Shack Inc. Form 10-Q