Form 10-Q
period 2024-09-25
Shake Shack Inc.
filed 2024-10-31
CIK 1620533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of October 23, 2024, there were 40,027,357 shares of Class A common stock outstanding and 2,456,158 shares of Class B common stock outstanding.

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
All forward-looking statements are expressly qualified in their entirety by these cautionary statements. Some of the factors which could cause results to differ materially from the Company's expectations include the Company's ability to develop and open new Shacks on a timely basis, increased costs or shortages or interruptions in the supply and delivery of products, increased labor costs or shortages, inflationary pressures, the Company's management of its digital capabilities and expansion into delivery, as well as kiosk, drive-thru and multiple format investments, the Company's ability to maintain and grow sales at existing Shacks, and risks relating to the restaurant industry generally, and the impact of any material weakness in the Company's internal controls over financial reporting identified in connection with the restatement described in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on February 29, 2024 or otherwise. You should evaluate all forward-looking statements made in this Form 10-Q in the context of the risks and uncertainties disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2023 as filed with the SEC.
The forward-looking statements included in this Form 10-Q are made only as of the date hereof. The Company undertakes no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
Shake Shack Inc. Form 10-Q | 1

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
2 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	September 25 2024	December 27 2023
ASSETS
Current assets:
Cash and cash equivalents	$310,865	$224,653
Marketable securities	—	68,561
Accounts receivable, net	16,743	16,847
Inventories	5,146	5,404
Prepaid expenses and other current assets	21,262	18,967
Total current assets	354,016	334,432
Property and equipment, net of accumulated depreciation of $442,383 and $376,760, respectively	544,902	530,995
Operating lease assets	419,586	398,296
Deferred income taxes, net	344,479	326,208
Other assets	12,436	15,926
TOTAL ASSETS	$1,675,419	$1,605,857
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,765	$22,273
Accrued expenses	65,822	54,742
Accrued wages and related liabilities	21,961	20,945
Operating lease liabilities, current	55,227	49,004
Other current liabilities	17,058	17,103
Total current liabilities	175,833	164,067
Long-term debt	246,422	245,636
Long-term operating lease liabilities	499,228	464,533
Liabilities under tax receivable agreement, net of current portion	247,824	235,613
Other long-term liabilities	27,057	26,638
Total liabilities	1,196,364	1,136,487
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of September 25, 2024 and December 27, 2023.	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 40,027,089 and 39,474,315 shares issued and outstanding as of September 25, 2024 and December 27, 2023, respectively.	40	39
Class B common stock, $0.001 par value—35,000,000 shares authorized; 2,456,158 and 2,834,513 shares issued and outstanding as of September 25, 2024 and December 27, 2023, respectively.	2	3
Additional paid-in capital	437,788	426,601
Retained earnings	18,274	16,777
Accumulated other comprehensive loss	(2)	(3)
Total stockholders' equity attributable to Shake Shack Inc.	456,102	443,417
Non-controlling interests	22,953	25,953
Total equity	479,055	469,370
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,675,419	$1,605,857
See accompanying Notes to Condensed Consolidated Financial Statements.
Shake Shack Inc. Form 10-Q | 3

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(in thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25 2024	September 27 2023	September 25 2024	September 27 2023
Shack sales	$304,897	$264,980	$890,929	$771,044
Licensing revenue	12,027	11,227	32,995	30,246
TOTAL REVENUE	316,924	276,207	923,924	801,290
Shack-level operating expenses:
Food and paper costs	86,056	77,180	251,362	224,752
Labor and related expenses	85,523	76,233	253,646	225,655
Other operating expenses	45,564	37,307	131,373	108,352
Occupancy and related expenses	23,608	20,300	69,022	58,684
General and administrative expenses	35,691	30,939	107,948	93,726
Depreciation and amortization expense	25,722	23,130	76,659	66,704
Pre-opening costs	3,662	4,969	10,429	14,103
Impairments, loss on disposal of assets, and Shack closures	29,086	492	30,657	2,098
TOTAL EXPENSES	334,912	270,550	931,096	794,074
INCOME (LOSS) FROM OPERATIONS	(17,988)	5,657	(7,172)	7,216
Other income, net	3,504	3,441	10,010	9,505
Interest expense	(498)	(433)	(1,533)	(1,241)
INCOME (LOSS) BEFORE INCOME TAXES	(14,982)	8,665	1,305	15,480
Income tax expense (benefit)	(3,873)	529	(182)	1,743
NET INCOME (LOSS)	(11,109)	8,136	1,487	13,737
Less: Net income (loss) attributable to non-controlling interests	(898)	509	(10)	696
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$(10,211)	$7,627	$1,497	$13,041
Earnings (Loss) per share of Class A common stock:
Basic	$(0.26)	$0.19	$0.04	$0.33
Diluted	$(0.26)	$0.19	$0.03	$0.31
Weighted-average shares of Class A common stock outstanding:
Basic	40,010	39,460	39,758	39,402
Diluted	40,010	43,978	44,163	43,884
See accompanying Notes to Condensed Consolidated Financial Statements.

4 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25 2024	September 27 2023	September 25 2024	September 27 2023
Net income (loss)	$(11,109)	$8,136	$1,487	$13,737
Other comprehensive income (loss), net of tax(1):
Change in foreign currency translation adjustment	2	1	1	(3)
OTHER COMPREHENSIVE INCOME (LOSS)	2	1	1	(3)
COMPREHENSIVE INCOME (LOSS)	(11,107)	8,137	1,488	13,734
Less: Comprehensive income (loss) attributable to non-controlling interests	(898)	509	(10)	696
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$(10,209)	$7,628	$1,498	$13,038
(1)Net of tax expense of $0 for the thirteen and thirty-nine weeks ended September 25, 2024 and September 27, 2023.
See accompanying Notes to Condensed Consolidated Financial Statements.
Shake Shack Inc. Form 10-Q | 5

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands, except share amounts)

For the Thirteen Weeks Ended September 25, 2024 and September 27, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE, JUNE 26, 2024	39,966,973	$40	2,487,936	$2	$433,877	$28,485	$(4)	$23,965	$486,365
Net loss	—	—	—	—	—	(10,211)	—	(898)	(11,109)
Other comprehensive income:
Net change in foreign currency translation adjustment	—	—	—	—	—	—	2	—	2
Equity-based compensation	—	—	—	—	4,261	—	—	—	4,261
Activity under stock compensation plans	28,338	—	—	—	(213)	—	—	251	38
Redemption of LLC Interests	31,778	—	(31,778)	—	302	—	—	(302)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(439)	—	—	—	(439)
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	(63)	(63)
BALANCE, SEPTEMBER 25, 2024	40,027,089	$40	2,456,158	$2	$437,788	$18,274	$(2)	$22,953	$479,055

BALANCE, JUNE 28, 2023	39,449,246	$39	2,844,513	$3	$421,394	$1,927	$(4)	$25,088	$448,447
Net income	—	—	—	—	—	7,627	—	509	8,136
Other comprehensive income:
Net change in foreign currency translation adjustment	—	—	—	—	—	—	1	—	1
Equity-based compensation	—	—	—	—	3,563	—	—	—	3,563
Activity under stock compensation plans	7,022	—	—	—	(469)	—	—	197	(272)
Redemption of LLC Interests	10,000	—	(10,000)	—	71	—	—	(71)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(710)	—	—	—	(710)
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	(79)	(79)
BALANCE, SEPTEMBER 27, 2023	39,466,268	$39	2,834,513	$3	$423,849	$9,554	$(3)	$25,644	$459,086

6 | Shake Shack Inc. Form 10-Q

For the Thirty-Nine Weeks Ended September 25, 2024 and September 27, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 27, 2023	39,474,315	$39	2,834,513	$3	$426,601	$16,777	$(3)	$25,953	$469,370
Net income (loss)	—	—	—	—	—	1,497	—	(10)	1,487
Other comprehensive income:
Net change in foreign currency translation adjustment	—	—	—	—	—	—	1	—	1
Equity-based compensation	—	—	—	—	11,819	—	—	—	11,819
Activity under stock compensation plans	174,419	1	—	—	(6,110)	—	—	758	(5,351)
Redemption of LLC Interests	378,355	—	(378,355)	(1)	3,541	—	—	(3,540)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	1,937	—	—	—	1,937
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	(208)	(208)
BALANCE, SEPTEMBER 25, 2024	40,027,089	$40	2,456,158	$2	$437,788	$18,274	$(2)	$22,953	$479,055

BALANCE, DECEMBER 28, 2022	39,284,998	$39	2,869,513	$3	$415,649	$(3,487)	$—	$24,632	$436,836
Net income	—	—	—	—	—	13,041	—	696	13,737
Other comprehensive loss:
Net change in foreign currency translation adjustment	—	—	—	—	—	—	(3)	—	(3)
Equity-based compensation	—	—	—	—	11,438	—	—	—	11,438
Activity under stock compensation plans	146,270	—	—	—	(3,023)	—	—	712	(2,311)
Redemption of LLC Interests	35,000	—	(35,000)	—	265	—	—	(265)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(480)	—	—	—	(480)
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	(131)	(131)
BALANCE, SEPTEMBER 27, 2023	39,466,268	$39	2,834,513	$3	$423,849	$9,554	$(3)	$25,644	$459,086
See accompanying Notes to Condensed Consolidated Financial Statements.

Shake Shack Inc. Form 10-Q | 7

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Thirty-Nine Weeks Ended
	September 25 2024	September 27 2023
OPERATING ACTIVITIES
Net income (including amounts attributable to non-controlling interests)	$1,487	$13,737
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	76,659	66,704
Amortization of debt issuance costs	786	786
Amortization of cloud computing assets	1,577	1,320
Non-cash operating lease cost	57,484	49,775
Equity-based compensation	11,539	11,220
Deferred income taxes	(4,122)	7,092
Non-cash interest	(123)	94
Gain on sale of equity securities	—	(81)
Net amortization of discount on held-to-maturity securities	(440)	(939)
Impairments, loss on disposal of assets, and Shack closures	28,703	2,098
Changes in operating assets and liabilities:
Accounts receivable	104	(12)
Inventories	258	(424)
Prepaid expenses and other current assets	(3,781)	(3,056)
Other assets	(2,489)	(4,750)
Accounts payable	(3,907)	(5,064)
Accrued expenses	10,123	(6,424)
Accrued wages and related liabilities	1,016	555
Other current liabilities	(1,385)	(2,757)
Operating lease liabilities	(49,159)	(41,725)
Other long-term liabilities	1,742	2,442
NET CASH PROVIDED BY OPERATING ACTIVITIES	126,072	90,591
INVESTING ACTIVITIES
Purchases of property and equipment	(100,801)	(113,033)
Purchases of held-to-maturity securities	—	(94,019)
Maturities of held-to-maturity marketable securities	69,420	—
Purchases of equity securities	—	(690)
Sales of equity securities	—	81,478
NET CASH USED IN INVESTING ACTIVITIES	(31,381)	(126,264)
FINANCING ACTIVITIES
Payments on principal of finance leases	(2,921)	(2,383)
Distributions paid to non-controlling interest holders	(208)	(131)
Net proceeds from stock option exercises	795	631
Employee withholding taxes related to net settled equity awards	(6,146)	(2,942)
NET CASH USED IN FINANCING ACTIVITIES	(8,480)	(4,825)
Effect of exchange rate changes on cash and cash equivalents	1	(3)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	86,212	(40,501)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	224,653	230,521
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$310,865	$190,020
See accompanying Notes to Condensed Consolidated Financial Statements.
8 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Shake Shack Inc. Form 10-Q | 9

NOTE 1: NATURE OF OPERATIONS

Shake Shack Inc. was formed on September 23, 2014 as a Delaware corporation for the purpose of facilitating an initial public offering and other related transactions in order to carry on the business of SSE Holdings, LLC and its subsidiaries ("SSE Holdings"). Shake Shack Inc. is the sole managing member of SSE Holdings and, as sole managing member, the Company operates and controls all of the business and affairs of SSE Holdings. As a result, the Company consolidates the financial results of SSE Holdings and reports a non-controlling interest representing the economic interest in SSE Holdings held by the other members of SSE Holdings. As of September 25, 2024 the Company owned 94.2% of SSE Holdings. Unless the context otherwise requires, "we," "us," "our," "Shake Shack," the "Company" and other similar references, refer to Shake Shack Inc. and, unless otherwise stated, all of its subsidiaries, including SSE Holdings.
The Company operates and licenses Shake Shack restaurants ("Shacks"), which serve burgers, chicken, hot dogs, crinkle cut fries, shakes, frozen custard, beer, wine and more. As of September 25, 2024, there were 552 Shacks in operation system-wide, of which 310 were Company-operated Shacks and 242 were licensed Shacks.
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
SSE Holdings is considered a variable interest entity. Shake Shack Inc. is the primary beneficiary as the Company has the majority economic interest in SSE Holdings and, as the sole managing member, has decision making authority that significantly affects the economic performance of the entity, while the limited partners have no substantive kick-out or participating rights. As a result, the Company consolidates SSE Holdings. The assets and liabilities of SSE Holdings represent substantially all of the Company's consolidated assets and liabilities with the exception of certain deferred taxes and liabilities under the Tax Receivable Agreement. As of September 25, 2024 and December 27, 2023, the net assets of SSE Holdings were $398,182 and $388,250, respectively. The assets of SSE Holdings are subject to certain restrictions in SSE Holdings' revolving credit agreement.
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
The Company sells gift cards which do not have expiration dates. Revenue from gift cards is recognized when gift cards are redeemed by the guest or, in the event a gift card is not expected to be redeemed, in proportion to actual redemptions of gift cards ("gift card breakage"). The gift card breakage rate is determined from historical gift card redemption patterns. Gift card breakage income for the thirteen weeks ended September 25, 2024 and September 27, 2023 was $73 and $60, respectively. Gift card breakage income for the thirty-nine weeks ended September 25, 2024 and September 27, 2023 was $317 and $238, respectively. Gift card breakage income is included in Shack sales on the Condensed Consolidated Statements of Income (Loss).
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
Shake Shack Inc. Form 10-Q | 11

Revenue disaggregated by type was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25 2024	September 27 2023	September 25 2024	September 27 2023
Shack sales	$304,897	$264,980	$890,929	$771,044
Licensing revenue:
Sales-based royalties	11,567	10,898	31,824	29,388
Initial territory and opening fees	460	329	1,171	858
Total revenue	$316,924	$276,207	$923,924	$801,290
The aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of September 25, 2024 was $22,518. The Company expects to recognize this amount as revenue over a long-term period, as the license term for each Shack ranges from five to twenty years. This amount excludes any variable consideration related to sales-based royalties.
Contract Balances
Contract liabilities and receivables from contracts with customers were as follows:

	September 25 2024	December 27 2023
Shack sales receivables	$8,465	$9,884
Licensing receivables, net of allowance for doubtful accounts	5,748	4,610
Gift card liability	1,937	2,603
Deferred revenue, current	1,330	1,192
Deferred revenue, long-term	16,605	17,157
Revenue recognized that was included in the respective liability balances at the beginning of the period was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25 2024	September 27 2023	September 25 2024	September 27 2023
Gift card liability	$109	$83	$696	$560
Deferred revenue	445	311	1,147	829
NOTE 4: FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying values of the Company's Cash and cash equivalents, Accounts receivable, net, Accounts payable and Accrued expenses approximate fair value due to the short-term nature of these financial instruments.
The Company's marketable securities were as follows:

	September 25 2024	December 27 2023
Held-to-maturity securities	$—	$68,561
The Company classified its held-to-maturity securities as Level 1 within the fair value hierarchy. Refer to Note 6, Debt, for additional information relating to the fair value of the Company's outstanding debt instruments.
12 | Shake Shack Inc. Form 10-Q

A summary of other income (expense) from marketable securities was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25 2024	September 27 2023	September 25 2024	September 27 2023
Income from marketable securities	$15	$1,225	$640	$1,846
Realized gain on sale of equity securities	—	—	—	81
Total	$15	$1,225	$640	$1,927
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis include long-lived assets, operating lease right-of-use assets and indefinite-lived intangible assets. The Company performs its impairment analysis at least annually or whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges recognized during the thirteen and thirty-nine weeks ended September 27, 2023.
On August 27, 2024, the Company determined to close and executed the closure of nine underperforming Company-operated Shacks in California, Ohio and Texas as these Shacks were not projected to provide acceptable returns in the foreseeable future, in part due to changes in the trade area and the negative impact on other Shacks within their proximity by cannibalizing sales. The total expenses related to the identified Shack closures were $28,157 for the thirteen and thirty-nine weeks ended September 25, 2024, of which $26,394 was impairment expense, related to right-of-use assets, and property, plant and equipment, and $1,763 was miscellaneous Shack closure expense. The fair values of assets were determined using an income-based approach and are classified as Level 3 within the fair value hierarchy. Significant inputs include projections of future cash flows, discount rates, Shack sales, profitability, and sublease income.
Subsequent to the balance sheet date, the Company continues working with the landlords to negotiate lease terminations for the nine Shack closures.
NOTE 5: SUPPLEMENTAL BALANCE SHEET INFORMATION

The components of Prepaid expenses and other current assets were as follows:

	September 25 2024	December 27 2023
Prepaid expenses	$9,252	$5,641
Tenant allowance receivables	11,070	12,136
Other	940	1,190
Prepaid expenses and other current assets	$21,262	$18,967
The components of Other current liabilities were as follows:

	September 25 2024	December 27 2023
Sales tax payable	$5,971	$6,076
Current portion of financing equipment lease liabilities	3,878	3,435
Gift card liability	1,937	2,603
Other	5,272	4,989
Other current liabilities	$17,058	$17,103
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
The Convertible Notes had an initial conversion rate of 5.8679 shares of Class A common stock per one thousand dollar principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $170.42 per share of Class A common stock. The fair value of the Convertible Notes was approximately $234,820 and $205,000, respectively, as of September 25, 2024 and December 27, 2023, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as a Level 2 measurement within the fair value hierarchy.

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Classification	September 25 2024	September 27 2023	September 25 2024	September 27 2023
Amortization expense on Convertible Notes	Interest expense	$262	$262	$786	$786

	September 25 2024	December 27 2023
Convertible Notes	$250,000	$250,000
Discount and debt issuance costs, net of amortization	(3,578)	(4,364)
Long-term debt	$246,422	$245,636
Revolving Credit Facility
The Company maintains a revolving credit facility agreement ("Revolving Credit Facility") which permits borrowings up to $50,000 with the ability to increase available borrowings up to an additional $100,000, subject to satisfaction of certain conditions. The Revolving Credit Facility has a maturity date of March 5, 2026.
In June 2023, the Company entered into the fourth amendment to the Revolving Credit Facility ("Fourth Amendment"), which, among other things, modified the benchmark interest rate to either: (i) the base rate plus applicable margin ranging from 0.0% to 1.5% or (ii) the Secured Overnight Financing Rate (“SOFR”) plus applicable margin ranging from 1.0% to 2.5%, in each case
14 | Shake Shack Inc. Form 10-Q

dependent upon the net lease adjusted leverage ratio. As of September 25, 2024 and December 27, 2023, no amounts were outstanding under the Revolving Credit Facility.
The obligations under the Revolving Credit Facility are secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' direct and indirect subsidiaries, with certain exceptions. The Revolving Credit Facility requires the Company to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios, as well as other customary affirmative and negative covenants. As of September 25, 2024, the Company was in compliance with all covenants.
The Revolving Credit Facility also permits the issuance of letters of credit upon our request of up to $15,000. As of September 25, 2024 and December 27, 2023, the Company had outstanding letters of credit of $3,894 and $3,147, respectively, in connection with the Revolving Credit Facility.

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Classification	September 25 2024	September 27 2023	September 25 2024	September 27 2023
Interest expense on Revolving Credit Facility	Interest expense	$17	$14	$51	$60

	Classification	September 25 2024	December 27 2023
Unamortized deferred financing costs on Revolving Credit Facility	Other assets	$28	$42
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
For operating leases, fixed lease payments are recognized as operating lease costs on a straight-line basis over the lease term on the Condensed Consolidated Statements of Income (Loss) in the following line items. Lease expense incurred before a Shack opens is recorded in Pre-opening costs. Once a Company-operated Shack opens, the straight-line lease expense and contingent rent, if applicable, are recorded in Occupancy and related expenses. Many of these leases also require the Company to pay real estate taxes, common area maintenance costs and other occupancy costs which are included in Occupancy and related expenses. Finance leases are recognized in depreciation expense on a straight-line basis over the remaining lease term, along with recognition of interest expense associated with accretion of the lease liability.
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
A summary of operating and finance right-of-use assets and lease liabilities were as follows:

	Classification	September 25 2024	December 27 2023
Operating leases	Operating lease assets	$419,586	$398,296
Finance leases	Property and equipment, net	12,038	11,801
Total right-of-use assets		$431,624	$410,097

Operating leases:
	Operating lease liabilities, current	$55,227	$49,004
	Long-term operating lease liabilities	499,228	464,533
Finance leases:
	Other current liabilities	3,878	3,435
	Other long-term liabilities	8,676	8,721
Total lease liabilities		$567,009	$525,693
The components of lease expense were as follows:

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Classification	September 25 2024	September 27 2023	September 25 2024	September 27 2023
Operating lease cost	Occupancy and related expenses Pre-opening costs General and administrative expenses	$19,829	$17,177	$57,484	$49,775
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization expense	1,051	936	3,094	2,376
Interest on lease liabilities	Interest expense	191	163	578	305
Variable lease cost	Occupancy and related expenses Pre-opening costs General and administrative expenses	5,355	4,488	16,084	12,940
Short-term lease cost	Occupancy and related expenses	213	206	619	719
Total lease cost		$26,639	$22,970	$77,859	$66,115
16 | Shake Shack Inc. Form 10-Q

As of September 25, 2024, future minimum lease payments for operating and finance leases consisted of the following:

	Operating Leases	Finance Leases
2024(1)	$11,498	$1,189
2025	86,337	4,393
2026	90,086	3,652
2027	85,184	2,930
2028	80,863	1,586
Thereafter	363,001	247
Total minimum payments	716,969	13,997
Less: imputed interest	173,584	1,443
Total lease liabilities	$543,385	$12,554
(1)Operating leases are net of certain tenant allowance receivables that were reclassified to Other current assets as of September 25, 2024.
As of September 25, 2024, the Company had additional operating lease commitments of $140,515 for non-cancelable leases without a possession date, which commence in 2024 or later. The terms of these lease commitments are materially consistent with leases recognized on the Condensed Consolidated Balance Sheets.
A summary of lease terms and discount rates for operating and finance leases were as follows:

	September 25 2024	December 27 2023
Weighted average remaining lease term (years):
Operating leases	8.8	8.9
Finance leases	4.5	4.7
Weighted average discount rate:
Operating leases	6.2%	6.2%
Finance leases	5.7%	5.6%
Supplemental cash flow information related to leases was as follows:

	Thirty-Nine Weeks Ended
	September 25 2024	September 27 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$61,208	$52,913
Operating cash flows from finance leases	578	305
Financing cash flows from finance leases	2,921	2,383
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	67,115	60,560
Finance leases	3,610	7,379
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
The following table summarizes the ownership interest in SSE Holdings:

	September 25, 2024		December 27, 2023
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Shake Shack Inc.	40,027,089	94.2%	39,474,315	93.3%
Number of LLC Interests held by non-controlling interest holders	2,456,158	5.8%	2,834,513	6.7%
Total LLC Interests outstanding	42,483,247	100.0%	42,308,828	100.0%
The weighted average ownership percentages for the applicable reporting periods are used to attribute Net income (loss) and Other comprehensive income (loss) to the non-controlling interest holders and were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25 2024	September 27 2023	September 25 2024	September 27 2023
Non-controlling interest holders' weighted average ownership percentages	5.8%	6.7%	6.3%	6.7%
The following table summarizes the effects of changes in ownership of SSE Holdings on the Company's equity:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25 2024	September 27 2023	September 25 2024	September 27 2023
Net income (loss) attributable to Shake Shack Inc.	$(10,211)	$7,627	$1,497	$13,041
Other comprehensive income (loss):
Unrealized holding gain (loss) on foreign currency translation adjustment	2	1	1	(3)
Transfers (to) from non-controlling interests:
Increase in additional paid-in capital as a result of the redemption of LLC Interests	302	71	3,541	265
Decrease in additional paid-in capital as a result of activity under stock compensation plan	(213)	(469)	(6,110)	(3,023)
Total effect of changes in ownership interest on equity (loss) attributable to Shake Shack Inc.	$(10,120)	$7,230	$(1,071)	$10,280
18 | Shake Shack Inc. Form 10-Q

The following table summarizes the LLC Interests activity:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25 2024	September 27 2023	September 25 2024	September 27 2023
LLC Interests activity under the Company's stock compensation plan
Number of LLC Interests received by Shake Shack Inc.	28,338	7,022	174,419	146,270
Redemption and acquisition of LLC Interests
Number of LLC Interests redeemed by non-controlling interest holders	31,778	10,000	378,355	35,000
Number of LLC Interests received by Shake Shack Inc.	31,778	10,000	378,355	35,000
Issuance of Class A common stock
Shares of Class A common stock issued in connection with redemptions of LLC Interests	31,778	10,000	378,355	35,000
Cancellation of Class B common stock
Shares of Class B common stock surrendered and canceled	31,778	10,000	378,355	35,000
NOTE 9: EQUITY-BASED COMPENSATION

A summary of equity-based compensation expense by award type was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25 2024	September 27 2023	September 25 2024	September 27 2023
Performance stock units	$990	$391	$1,268	$2,450
Restricted stock units	3,169	3,095	10,272	8,770
Equity-based compensation expense	$4,159	$3,486	$11,540	$11,220

Total income tax benefit recognized related to equity-based compensation	$102	$105	$319	$305
Equity-based compensation expense recognized was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25 2024	September 27 2023	September 25 2024	September 27 2023
General and administrative expenses	$3,726	$3,163	$10,359	$10,254
Labor and related expenses	433	323	1,181	966
Equity-based compensation expense	$4,159	$3,486	$11,540	$11,220
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
Effective Income Tax Rates
The following table presents the Company’s effective income tax rates:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25 2024	September 27 2023	September 25 2024	September 27 2023
Effective income tax rates	25.9%	6.1%	(13.9)%	11.3%
The increase in the effective income tax rate for the thirteen weeks ended September 25, 2024 was primarily driven by a decline in pre-tax income and consistent non-deductible expenses, which together contributed to the higher effective rate.
The decrease in the effective income tax rate for the thirty-nine weeks ended September 25, 2024 was primarily driven by a decline in pre-tax income and higher tax credits applied against our estimated income tax liability, leading to a year-to-date tax benefit.
The Company's weighted average ownership interest in SSE Holdings was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25 2024	September 27 2023	September 25 2024	September 27 2023
Shake Shack's weighted average ownership percentages	94.2%	93.3%	93.7%	93.3%
Deferred Tax Assets and Liabilities
The Company acquires LLC Interests in connection with the redemption of LLC Interests and activity relating to its stock compensation plan and recognizes deferred tax assets associated with the basis difference in its investment in SSE Holdings upon acquisition of these LLC Interests.
The following table summarizes the LLC Interests acquired by the Company:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25 2024	September 27 2023	September 25 2024	September 27 2023
LLC Interests activity under the Company's stock compensation plan	28,338	7,022	174,419	146,270
LLC Interests activity from redemptions of LLC Interests	31,778	10,000	378,355	35,000
Total LLC Interests acquired by the Company	60,116	17,022	552,774	181,270
20 | Shake Shack Inc. Form 10-Q

Deferred tax assets related to the basis difference in the Company's investment in SSE Holdings were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25 2024	September 27 2023	September 25 2024	September 27 2023
Deferred tax assets recognized upon acquisition of LLC Interests	$284	$(525)	$10,861	$48

	September 25 2024	December 27 2023
Total deferred tax assets related to the acquisition of LLC Interests	$108,324	$90,419
The Company also recognizes deferred tax assets related to additional tax basis increases generated from expected future payments under the Tax Receivable Agreement and related deductions for imputed interest on such payments. Refer to "Tax Receivable Agreement," herein for additional information.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25 2024	September 27 2023	September 25 2024	September 27 2023
Deferred tax assets recognized under the Tax Receivable Agreement	$225	$71	$3,288	$200
The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of September 25, 2024, the Company concluded, based on the weight of all available positive and negative evidence, that all of its deferred tax assets (except for those deferred tax assets relating to certain state tax credits and net operating losses) are more likely than not to be realized. As such, no additional valuation allowance was recognized.
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
Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. There were no transactions subject to the Tax Receivable Agreement for which the Company did not recognize the related liability, as the Company concluded that it would have sufficient future taxable income to utilize all of the related tax benefits generated by all transactions that occurred during the thirty-nine weeks ended September 25, 2024 and September 27, 2023.
Shake Shack Inc. Form 10-Q | 21

A summary of obligations under the Tax Receivable Agreement were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25 2024	September 27 2023	September 25 2024	September 27 2023
Additional liabilities recognized under the Tax Receivable Agreement	$946	$253	$12,211	$721

	September 25 2024	December 27 2023
Total obligations under the Tax Receivable Agreement	$247,824	$235,613
During the thirty-nine weeks ended September 25, 2024 and September 27, 2023, inclusive of interest, no payments were made to the parties to the Tax Receivable Agreement.
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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A common stock (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25 2024	September 27 2023	September 25 2024	September 27 2023
Numerator:
Net income (loss) attributable to Shake Shack Inc.—basic	$(10,211)	$7,627	$1,497	$13,041
Reallocation of net income (loss) attributable to non-controlling interests from the assumed conversion of Class B shares	—	509	(10)	696
Net income (loss) attributable to Shake Shack Inc.—diluted	$(10,211)	$8,136	$1,487	$13,737
Denominator:
Weighted average shares of Class A common stock outstanding—basic	40,010	39,460	39,758	39,402
Effect of dilutive securities:
Stock options	—	74	62	77
Performance stock units	—	11	47	11
Restricted stock units	—	129	166	82
Convertible Notes	—	1,467	1,467	1,467
Shares of Class B common stock	—	2,837	2,663	2,845
Weighted average shares of Class A common stock outstanding—diluted	40,010	43,978	44,163	43,884

Earnings (loss) per share of Class A common stock—basic	$(0.26)	$0.19	$0.04	$0.33
Earnings (loss) per share of Class A common stock—diluted	$(0.26)	$0.19	$0.03	$0.31
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
The following table presents potentially dilutive securities excluded from the computations of diluted earnings (loss) per share of Class A common stock:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	September 25 2024		September 27 2023		September 25 2024		September 27 2023
Stock options	52,050	(2)	—		—		—
Performance stock units	86,313	(2)	100,898	(1)	85,440	(1)	100,898	(1)
Restricted stock units	139,742	(2)	—		—		—
Shares of Class B common stock	2,465,936	(2)	—		—		—
Convertible notes	1,466,975	(2)	—		—		—
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

NOTE 12: SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information:

	Thirty-Nine Weeks Ended
	September 25 2024	September 27 2023
Cash paid for:
Income taxes, net of refunds	$5,508	$3,147
Interest, net of amounts capitalized	724	343
Non-cash investing activities:
Accrued purchases of property and equipment	23,493	30,096
Capitalized equity-based compensation	165	147
Non-cash financing activities:
Establishment of liabilities under Tax Receivable Agreement	12,211	721
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
Certain leases require the Company to obtain letters of credit. As of September 25, 2024, the Company held three letters of credit, one for $402, which expires in August 2024 and renews automatically for one-year periods through January 2034, one for $163, which expires in December 2024 and renews automatically for one-year periods through December 2029 and one for $130 which expires in February 2026.
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
Legal Contingencies
The Company is subject to various legal proceedings, claims and liabilities, involving employees and guests alike, which arise in the ordinary course of business and are generally covered by insurance. As of September 25, 2024, the amount of the ultimate liability with respect to these matters was not material.
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
24 | Shake Shack Inc. Form 10-Q

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Classification	September 25 2024	September 27 2023	September 25 2024	September 27 2023
Amounts received from HYC	Licensing revenue	$313	$419	$555	$728

	Classification	September 25 2024	December 27 2023
Amounts due from HYC	Accounts receivable, net	$289	$57
Madison Square Park Conservancy
The Chairman of the Board of Directors serves as a director of the Madison Square Park Conservancy ("MSP Conservancy"), with which Shake Shack has a license agreement and pays license fees to operate the Madison Square Park Shack. No payments were due to MSP Conservancy during the thirty-nine weeks ended September 25, 2024 and September 27, 2023.

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Classification	September 25 2024	September 27 2023	September 25 2024	September 27 2023
Amounts paid to MSP Conservancy	Occupancy and related expenses	$249	$224	$707	$672
Olo, Inc.
The Chairman of the Board of Directors serves as a director of Olo, Inc., a platform the Company uses in connection with its mobile ordering application.

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Classification	September 25 2024	September 27 2023	September 25 2024	September 27 2023
Amounts paid to Olo, Inc.	Other operating expenses	$301	$156	$615	$423

	Classification	September 25 2024	December 27 2023
Amounts due to Olo, Inc.	Accounts payable Accrued expenses	$227	$116
Tax Receivable Agreement
The Company entered into a Tax Receivable Agreement that provides for the payment by the Company of 85% of the amount of any tax benefits that are actually realized, or in some cases are deemed to realize, as a result of certain transactions. Refer to Note 10, Income Taxes, for additional information. No payments were made to the members of SSE Holdings pursuant to the Tax Receivable Agreement during the thirty-nine weeks ended September 25, 2024 and September 27, 2023.

	Classification	September 25 2024	December 27 2023
Amounts due under the Tax Receivable Agreement	Other current liabilities Liabilities under Tax Receivable Agreement, net of current portion	$247,824	$235,613
Shake Shack Inc. Form 10-Q | 25

Distributions to Members of SSE Holdings
Under the terms of the SSE Holdings LLC Agreement, SSE Holdings is obligated to make tax distributions to its members. No tax distributions were payable to non-controlling interest holders as of September 25, 2024 and December 27, 2023, respectively.

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Classification	September 25 2024	September 27 2023	September 25 2024	September 27 2023
Amounts paid to non-controlling interest holders	Non-controlling interests	$63	$79	$208	$131

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
26 | Shake Shack Inc. Form 10-Q

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
Key Operating Metrics
Same-Shack sales for the thirteen weeks ended September 25, 2024 increased 4.4% compared to the same period last year, driven by a 4.1% increase in price mix and a 0.3% increase in guest traffic. Same-Shack sales for the thirty-nine weeks ended September 25, 2024 increased 3.4% compared to the same period last year, driven by a 4.2% increase in price mix partially offset by a 0.8% decline in guest traffic. For the purpose of calculating same-Shack sales for the thirteen and thirty-nine weeks ended September 25, 2024, Shack sales for 227 Shacks were included in the comparable Shack base.
Average weekly sales were $76,000 for the thirteen weeks ended September 25, 2024, compared to $74,000 for the same period last year, primarily driven by higher menu prices, partially offset by menu mix. Average weekly sales were $75,000 for the thirty-nine weeks ended September 25, 2024, which was flat compared to the same period last year, primarily driven by higher menu prices, partially offset by a decline in guest traffic and menu mix.
System-wide sales for the thirteen weeks ended September 25, 2024 increased 12.8% to $495.1 million compared to the same period last year. System-wide sales for the thirty-nine weeks ended September 25, 2024 increased 12.9% to $1,422.1 million compared to the same period last year.
Digital sales for the thirteen weeks ended September 25, 2024 increased 25.4% to $104.3 million compared to the same period last year. Digital sales for the thirty-nine weeks ended September 25, 2024 increased 20.4% to $312.6 million compared to the same period last year. Digital sales includes orders placed on the Shake Shack app, website and third-party delivery platforms, which represented 34.2% and 35.1%, respectively, of Shack sales during the thirteen and thirty-nine weeks ended September 25, 2024.
Shake Shack Inc. Form 10-Q | 27

Development Highlights
During the thirteen weeks ended September 25, 2024, we opened eight new Company-operated Shacks and nine new licensed Shacks. There were nine permanent Company-operated Shack closures and three permanent licensed Shack closures in the third quarter of 2024.
The following table presents the Shacks opened during the thirteen weeks ended September 25, 2024:

Location	Type	Opening Date
Bangkok, Thailand — Mega Bangna	Licensed	7/6/2024
Rochester, NY — Henrietta	Company-operated	7/8/2024
Guadalajara, Mexico — Guadalajara Airport - Landside	Licensed	7/12/2024
Warwick, RI — Warwick	Company-operated	7/15/2024
St. Louis, MO — St. Louis Lambert International Airport	Licensed	7/15/2024
Torrance, CA — Torrance	Company-operated	8/14/2024
Monterrey, Mexico — Plaza Cumbres	Licensed	8/28/2024
Rishon Lezion, Israel — G City Complex	Licensed	8/28/2024
Middletown Township, NJ — Middletown	Company-operated	9/3/2024
Sloatsburg, NY — Sloatsburg Travel Plaza	Licensed	9/10/2024
Seoul, South Korea — Gimpo Airport	Licensed	9/10/2024
Jackson Heights, NY — Jackson Heights	Company-operated	9/12/2024
Daegu, South Korea — Daegu Shinsegae Mall	Licensed	9/13/2024
Jacksonville, FL — St. John's Town Center	Company-operated	9/17/2024
Shanghai, China — Yu Garden	Licensed	9/22/2024
Port Chester, NY — Port Chester	Company-operated	9/24/2024
New York, NY — Columbus Circle	Company-operated	9/25/2024
As of September 25, 2024, there were 552 Shacks in operation system-wide, of which 310 were Company-operated Shacks and 242 were licensed Shacks.
28 | Shake Shack Inc. Form 10-Q

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the thirteen and thirty-nine weeks ended September 25, 2024 and September 27, 2023:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 25 2024		September 27 2023		September 25 2024		September 27 2023
Shack sales	$304,897	96.2%	$264,980	95.9%	$890,929	96.4%	$771,044	96.2%
Licensing revenue	12,027	3.8%	11,227	4.1%	32,995	3.6%	30,246	3.8%
TOTAL REVENUE	316,924	100.0%	276,207	100.0%	923,924	100.0%	801,290	100.0%
Shack-level operating expenses(1):
Food and paper costs	86,056	28.2%	77,180	29.1%	251,362	28.2%	224,752	29.1%
Labor and related expenses	85,523	28.0%	76,233	28.8%	253,646	28.5%	225,655	29.3%
Other operating expenses	45,564	14.9%	37,307	14.1%	131,373	14.7%	108,352	14.1%
Occupancy and related expenses	23,608	7.7%	20,300	7.7%	69,022	7.7%	58,684	7.6%
General and administrative expenses	35,691	11.3%	30,939	11.2%	107,948	11.7%	93,726	11.7%
Depreciation and amortization expense	25,722	8.1%	23,130	8.4%	76,659	8.3%	66,704	8.3%
Pre-opening costs	3,662	1.2%	4,969	1.8%	10,429	1.1%	14,103	1.8%
Impairments, loss on disposal of assets, and Shack closures	29,086	9.2%	492	0.2%	30,657	3.3%	2,098	0.3%
TOTAL EXPENSES	334,912	105.7%	270,550	98.0%	931,096	100.8%	794,074	99.1%
INCOME (LOSS) FROM OPERATIONS	(17,988)	(5.7)%	5,657	2.0%	(7,172)	(0.8)%	7,216	0.9%
Other income, net	3,504	1.1%	3,441	1.2%	10,010	1.1%	9,505	1.2%
Interest expense	(498)	(0.2)%	(433)	(0.2)%	(1,533)	(0.2)%	(1,241)	(0.2)%
INCOME (LOSS) BEFORE INCOME TAXES	(14,982)	(4.7)%	8,665	3.1%	1,305	0.1%	15,480	1.9%
Income tax expense (benefit)	(3,873)	(1.2)%	529	0.2%	(182)	—%	1,743	0.2%
NET INCOME (LOSS)	(11,109)	(3.5)%	8,136	2.9%	1,487	0.2%	13,737	1.7%
Less: Net income (loss) attributable to non-controlling interests	(898)	(0.3)%	509	0.2%	(10)	—%	696	0.1%
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$(10,211)	(3.2)%	$7,627	2.8%	$1,497	0.2%	$13,041	1.6%
(1)As a percentage of Shack sales.
Shack Sales
Shack sales represent the aggregate sales of food, beverages and Shake Shack branded merchandise at our Company-operated Shacks and gift card breakage income. Shack sales in any period are directly influenced by the number of operating weeks in such period and the total number of open Shacks.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 25 2024	September 27 2023	September 25 2024	September 27 2023
Shack sales	$304,897	$264,980	$890,929	$771,044
Percentage of Total revenue	96.2%	95.9%	96.4%	96.2%
Dollar change compared to prior year	$39,917		$119,885
Percentage change compared to prior year	15.1%		15.5%
Shack sales for the thirteen weeks ended September 25, 2024 increased 15.1% to $304.9 million versus the same period last year. The increase was primarily due to the opening of 39 new Company-operated Shacks between September 27, 2023 and
Shake Shack Inc. Form 10-Q | 29

September 25, 2024, which contributed $31.8 million, as well as increased menu prices, which contributed $16.4 million, partially offset by menu mix and a decline in urban traffic.
Shack sales for the thirty-nine weeks ended September 25, 2024 increased 15.5% to $890.9 million versus the same period last year. The increase was primarily due to the opening of 39 new Company-operated Shacks between September 27, 2023 and September 25, 2024, which contributed $72.0 million, as well as increased menu prices, which contributed $47.0 million.
Licensing Revenue
Licensing revenue is comprised of license fees and opening fees and territory fees for certain licensed Shacks. License fees are calculated as a percentage of sales and territory fees are payments for the exclusive right to develop Shacks in a specific geographic area.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 25 2024	September 27 2023	September 25 2024	September 27 2023
Licensing revenue	$12,027	$11,227	$32,995	$30,246
Percentage of Total revenue	3.8%	4.1%	3.6%	3.8%
Dollar change compared to prior year	$800		$2,749
Percentage change compared to prior year	7.1%		9.1%
Licensing revenue for the thirteen weeks ended September 25, 2024 increased 7.1% to $12.0 million versus the same period last year. Licensing revenue for the thirty-nine weeks ended September 25, 2024 increased 9.1% to $33.0 million versus the same period last year. The increases for the thirteen and thirty-nine weeks ended September 25, 2024 were primarily due to the opening of 27 net new licensed Shacks between September 27, 2023 and September 25, 2024, which contributed $1.0 million and $1.9 million, respectively, as well as higher sales at existing domestic licensed Shacks.
Food and Paper Costs
Food and paper costs include the direct costs associated with food, beverage and packaging of our menu items. The components of Food and paper costs are variable by nature, change with sales volume, impacted by menu mix, channel mix and fluctuations in commodity costs, as well as geographic scale and proximity.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 25 2024	September 27 2023	September 25 2024	September 27 2023
Food and paper costs	$86,056	$77,180	$251,362	$224,752
Percentage of Shack sales	28.2%	29.1%	28.2%	29.1%
Dollar change compared to prior year	$8,876		$26,610
Percentage change compared to prior year	11.5%		11.8%
Food and paper costs for the thirteen weeks ended September 25, 2024 increased 11.5% to $86.1 million versus the same period last year. Food and paper costs for the thirty-nine weeks ended September 25, 2024 increased 11.8% to $251.4 million versus the same period last year. The increases for the thirteen and thirty-nine weeks ended September 25, 2024 were primarily due to the opening of 39 new Company-operated Shacks between September 27, 2023 and September 25, 2024, which contributed approximately $9.3 million and $21.2 million, respectively.
As a percentage of Shack sales, the decreases in Food and paper costs for the thirteen and thirty-nine weeks ended September 25, 2024 were primarily driven by increased menu prices partially offset by increases in marketing promotions and certain commodity costs, mainly beef and fries.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 25 2024	September 27 2023	September 25 2024	September 27 2023
Labor and related expenses	$85,523	$76,233	$253,646	$225,655
Percentage of Shack sales	28.0%	28.8%	28.5%	29.3%
Dollar change compared to prior year	$9,290		$27,991
Percentage change compared to prior year	12.2%		12.4%
Labor and related expenses for the thirteen weeks ended September 25, 2024 increased 12.2% to $85.5 million versus the same period last year. Labor and related expenses for the thirty-nine weeks ended September 25, 2024 increased 12.4% to $253.6 million versus the same period last year. The increases for the thirteen and thirty-nine weeks ended September 25, 2024 were primarily due to the opening of 39 new Company-operated Shacks between September 27, 2023 and September 25, 2024, which contributed $9.9 million and $23.2 million.
As a percentage of Shack sales, the decreases in Labor and related expenses for the thirteen and thirty-nine weeks ended September 25, 2024 were primarily due to labor efficiencies and sales leverage partially offset by increased wages and incremental expenses from the opening of 39 new Company-operated Shacks between September 27, 2023 and September 25, 2024.
Other Operating Expenses
Other operating expenses consist of delivery commissions, Shack-level marketing expenses, repairs and maintenance, utilities and other operating expenses incidental to operating our Company-operated Shacks, such as non-perishable supplies, credit card fees and property insurance.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 25 2024	September 27 2023	September 25 2024	September 27 2023
Other operating expenses	$45,564	$37,307	$131,373	$108,352
Percentage of Shack sales	14.9%	14.1%	14.7%	14.1%
Dollar change compared to prior year	$8,257		$23,021
Percentage change compared to prior year	22.1%		21.2%
Other operating expenses for the thirteen weeks ended September 25, 2024 increased 22.1% to $45.6 million versus the same period last year. Other operating expenses for the thirty-nine weeks ended September 25, 2024 increased 21.2% to $131.4 million versus the same period last year. The increases for the thirteen and thirty-nine weeks ended September 25, 2024 were primarily driven by increased transaction costs associated with higher sales, and higher facilities costs, mainly repair and maintenance and utilities as well as increased marketing spend.
As a percentage of Shack sales, the increases in Other operating expenses for the thirteen and thirty-nine weeks ended September 25, 2024 were primarily due to increases in delivery commissions associated with higher delivery sales and increases in marketing spend.
Shake Shack Inc. Form 10-Q | 31

Occupancy and Related Expenses
Occupancy and related expenses consist of Shack-level occupancy expenses (including rent, common area expenses and certain local taxes), and exclude occupancy expenses associated with unopened Shacks, which are recorded separately in Pre-opening costs.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 25 2024	September 27 2023	September 25 2024	September 27 2023
Occupancy and related expenses	$23,608	$20,300	$69,022	$58,684
Percentage of Shack sales	7.7%	7.7%	7.7%	7.6%
Dollar change compared to prior year	$3,308		$10,338
Percentage change compared to prior year	16.3%		17.6%
Occupancy and related expenses for the thirteen weeks ended September 25, 2024 increased 16.3% to $23.6 million versus the same period last year. Occupancy and related expenses for the thirty-nine weeks ended September 25, 2024 increased 17.6% to $69.0 million versus the same period last year. The increases for the thirteen and thirty-nine weeks ended September 25, 2024 were primarily due to the opening of 39 new Company-operated Shacks between September 27, 2023 and September 25, 2024.
As a percentage of Shack sales, Occupancy and related expenses was flat for the thirteen weeks ended September 25, 2024 primarily driven by higher base rent offset by sales leverage. As a percentage of Shack sales, the increase in Occupancy and related expenses for the thirty-nine weeks ended September 25, 2024 was primarily due to higher base rent and occupancy taxes.
General and Administrative Expenses
General and administrative expenses consist of costs associated with corporate and administrative functions that support Shack development and operations, as well as equity-based compensation expense.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 25 2024	September 27 2023	September 25 2024	September 27 2023
General and administrative expenses	$35,691	$30,939	$107,948	$93,726
Percentage of Total revenue	11.3%	11.2%	11.7%	11.7%
Dollar change compared to prior year	$4,752		$14,222
Percentage change compared to prior year	15.4%		15.2%
General and administrative expenses for the thirteen weeks ended September 25, 2024 increased 15.4% to $35.7 million versus the same period last year. The increase was primarily due to increases in wages and other team costs to support our Shack growth, increased investments in marketing as well as professional fees related to non-recurring matters.
General and administrative expenses for the thirty-nine weeks ended September 25, 2024 increased 15.2% to $107.9 million versus the same period last year. The increase was primarily due to the aforementioned items as well as costs related to the prior restatement of prior periods included in the fiscal 2023 Form 10-K.
As a percentage of Total revenue, the increase in General and administrative expenses for the thirteen weeks ended September 25, 2024 was primarily due to the aforementioned items partially offset by sales leverage. As a percentage of Total revenue, General and administrative expenses was flat for the thirty-nine weeks ended September 25, 2024 primarily due to sales leverage partially offset by the aforementioned items.
32 | Shake Shack Inc. Form 10-Q

Depreciation and Amortization Expense
Depreciation and amortization expense primarily consists of the depreciation of fixed assets, including leasehold improvements and equipment.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 25 2024	September 27 2023	September 25 2024	September 27 2023
Depreciation and amortization expense	$25,722	$23,130	$76,659	$66,704
Percentage of Total revenue	8.1%	8.4%	8.3%	8.3%
Dollar change compared to prior year	$2,592		$9,955
Percentage change compared to prior year	11.2%		14.9%
Depreciation and amortization expense for the thirteen weeks ended September 25, 2024 increased 11.2% to $25.7 million versus the same period last year. The increase was primarily due to incremental depreciation of capital expenditures related to the opening of 39 new Company-operated Shacks between September 27, 2023 and September 25, 2024.
Depreciation and amortization expense for the thirty-nine weeks ended September 25, 2024 increased 14.9% to $76.7 million versus the same period last year. The increase was primarily due to the aforementioned item as well as incremental depreciation of technology projects placed into service.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 25 2024	September 27 2023	September 25 2024	September 27 2023
Pre-opening costs	$3,662	$4,969	$10,429	$14,103
Percentage of Total revenue	1.2%	1.8%	1.1%	1.8%
Dollar change compared to prior year	$(1,307)		$(3,674)
Percentage change compared to prior year	(26.3)%		(26.1)%
Pre-opening costs for the thirteen weeks ended September 25, 2024 decreased 26.3% to $3.7 million versus the same period last year. Pre-opening costs for the thirty-nine weeks ended September 25, 2024 decreased 26.1% to $10.4 million versus the same period last year. The decreases for the thirteen and thirty-nine weeks ended September 25, 2024 were primarily due to reductions in wages and team costs as we standardize the training process for unopened Shacks as well as reductions in legal costs compared to the prior year period.
Impairments, loss on disposal of assets, and Shack closures
Impairments, loss on disposal of assets, and Shack closures primarily consists of the net book value of assets that have been retired which primarily consists of furniture, equipment and fixtures that were replaced in the normal course of business; impairment charges related to our long-lived assets, which includes property and equipment, as well as operating and finance lease assets; and miscellaneous Shack closure expenses, including employee-related costs, cleaning, and sign removal costs.
Shake Shack Inc. Form 10-Q | 33

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 25 2024	September 27 2023	September 25 2024	September 27 2023
Impairments, loss on disposal of assets, and Shack closures	$29,086	$492	$30,657	$2,098
Percentage of Total revenue	9.2%	0.2%	3.3%	0.3%
Dollar change compared to prior year	$28,594		$28,559
Impairments, loss on disposal of assets, and Shack closures for the thirteen and thirty-nine weeks ended September 25, 2024 increased to $29.1 million and $30.7 million, respectively. The increases for the thirteen and thirty-nine weeks ended September 25, 2024 were primarily due to expenses related to the closure of nine Company-operated Shacks in August 2024.
Other Income, Net
Other income, net consists primarily of interest income, adjustments to liabilities under the Tax Receivable Agreement, dividend income and net unrealized and realized gains and losses from marketable securities.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 25 2024	September 27 2023	September 25 2024	September 27 2023
Other income, net	$3,504	$3,441	$10,010	$9,505
Percentage of Total revenue	1.1%	1.2%	1.1%	1.2%
Dollar change compared to prior year	$63		$505
Percentage change compared to prior year	1.8%		5.3%
Other income, net for the thirteen weeks ended September 25, 2024 increased to $3.5 million from $3.4 million. Other income, net for the thirty-nine weeks ended September 25, 2024 increased to $10.0 million from $9.5 million. The increases for the thirteen and thirty-nine weeks ended September 25, 2024 were primarily due to increases in income from investments.
Interest Expense
Interest expense generally consists of interest on the current portion of our liabilities under the Tax Receivable Agreement, imputed interest related to our financing equipment leases, amortization of deferred financing costs, interest and fees on our Revolving Credit Facility and amortization of debt issuance costs.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 25 2024	September 27 2023	September 25 2024	September 27 2023
Interest expense	$(498)	$(433)	$(1,533)	$(1,241)
Percentage of Total revenue	(0.2)%	(0.2)%	(0.2)%	(0.2)%
Dollar change compared to prior year	$(65)		$(292)
Percentage change compared to prior year	15.0%		23.5%
Interest expense for the thirteen weeks ended September 25, 2024 increased 15.0% to $0.5 million versus the same period last year. The increase for the thirteen weeks ended September 25, 2024 was primarily due to increased finance lease charges from the opening of 39 new Company-operated Shacks between September 27, 2023 and September 25, 2024 as well as an increase in various sales tax audit assessment charges.
Interest expense for the thirty-nine weeks ended September 25, 2024 increased 23.5% to $1.5 million versus the same period last year. The increase for the thirty-nine weeks ended September 25, 2024 was primarily due to increased finance lease charges from the opening of 39 new Company-operated Shacks between September 27, 2023 and September 25, 2024.
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
34 | Shake Shack Inc. Form 10-Q

We are subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income or loss of SSE Holdings, as well as any stand-alone income or loss generated by us. We are also subject to withholding taxes in foreign jurisdictions.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 25 2024	September 27 2023	September 25 2024	September 27 2023
Income tax expense (benefit)	$(3,873)	$529	$(182)	$1,743
Percentage of Total revenue	(1.2)%	0.2%	—%	0.2%
Dollar change compared to prior year	$(4,402)		$(1,925)
Percentage change compared to prior year	(832.1)%		(110.4)%
Our effective income tax rates for the thirteen weeks ended September 25, 2024 and September 27, 2023 were 25.9% and 6.1%, respectively. The increase was primarily driven by a decline in pre-tax income and consistent non-deductible expenses, which together contributed to the higher effective rate. Our effective income tax rates for the thirty-nine weeks ended September 25, 2024 and September 27, 2023 were (13.9)% and 11.3%, respectively. The decrease was primarily driven by a decline in pre-tax income (loss) and higher tax credits applied against our estimated income tax liability, leading to a year-to-date tax benefit. The Company's ownership interest in SSE Holdings is directly related to its share of the taxable income of SSE Holdings. Our weighted average ownership interest in SSE Holdings was 94.2% and 93.3%, respectively, for the thirteen weeks ended September 25, 2024 and September 27, 2023, and 93.7% and 93.3%, respectively, for the thirty-nine weeks ended September 25, 2024 and September 27, 2023. These increases in the Company's ownership interest in SSE Holdings LLC increased its share of the taxable income (loss) of SSE Holdings.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 25 2024	September 27 2023	September 25 2024	September 27 2023
Net income (loss) attributable to non-controlling interests	$(898)	$509	$(10)	$696
Percentage of Total revenue	(0.3)%	0.2%	—%	0.1%
Net income (loss) attributable to non-controlling interests for the thirteen weeks ended September 25, 2024 declined to a loss of $0.9 million from income of $0.5 million in the same period last year. Net income (loss) attributable to non-controlling interests for the thirty-nine weeks ended September 25, 2024 declined to nil from $0.7 million in the same period last year. The declines in Net income (loss) attributable to non-controlling interests for the thirteen and thirty-nine weeks ended September 25, 2024 were primarily due to decreases in net results compared to the same periods last year, partially offset by a decrease in the non-controlling interest holders' weighted average ownership, which was 5.8% and 6.3%, respectively, for the thirteen and thirty-nine weeks ended September 25, 2024 and 6.7% for the thirteen and thirty-nine weeks ended September 27, 2023.
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
Shake Shack Inc. Form 10-Q | 35

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 25 2024	September 27 2023	September 25 2024	September 27 2023
Income (loss) from operations	$(17,988)	$5,657	$(7,172)	$7,216
Less:
Licensing revenue	12,027	11,227	32,995	30,246
Add:
General and administrative expenses	35,691	30,939	107,948	93,726
Depreciation and amortization expense	25,722	23,130	76,659	66,704
Pre-opening costs	3,662	4,969	10,429	14,103
Impairments, loss on disposal of assets, and Shack closures	29,086	492	30,657	2,098
Adjustment:
Employee benefit charges(1)	8	—	453	—
Restaurant-level profit	$64,154	$53,960	$185,979	$153,601

Total revenue	$316,924	$276,207	$923,924	$801,290
Less: Licensing revenue	12,027	11,227	32,995	30,246
Shack sales	$304,897	$264,980	$890,929	$771,044

Restaurant-level profit margin(2)	21.0%	20.4%	20.9%	19.9%
(1)Expenses related to California healthcare charges for fiscal 2020 through 2023 which do not represent fiscal 2024 Labor and related expenses.
(2)As a percentage of Shack sales.
36 | Shake Shack Inc. Form 10-Q

EBITDA and Adjusted EBITDA
EBITDA is defined as Net income (loss) before Interest expense (net of interest income), Income tax expense (benefit) and Depreciation and amortization expense. Adjusted EBITDA is defined as EBITDA (as defined above) excluding equity-based compensation expense, Impairments, loss on disposal of assets, and Shack closures, amortization of cloud-based software implementation costs, as well as certain non-recurring items that we do not believe directly reflect our core operations and may not be indicative of our recurring business operations.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 25 2024	September 27 2023	September 25 2024	September 27 2023
Net income (loss)	$(11,109)	$8,136	$1,487	$13,737
Depreciation and amortization expense	25,722	23,130	76,659	66,704
Interest expense, net	442	(845)	810	(164)
Income tax expense (benefit)	(3,873)	529	(182)	1,743
EBITDA	11,182	30,950	78,774	82,020

Equity-based compensation	4,158	3,691	11,539	11,425
Amortization of cloud-based software implementation costs	529	440	1,577	1,320
Impairments, loss on disposal of assets, and Shack closures	29,086	492	30,657	2,098
Restatement costs(1)	1	—	1,600	—
CEO transition costs	53	—	641	—
Employee benefit charges(2)	8	—	453	—
Legal settlements(3)	—	—	—	1,004
Severance	—	211	—	211
Other(4)	774	—	3,644	2,321
Adjusted EBITDA	$45,791	$35,784	$128,885	$100,399

Adjusted EBITDA margin(5)	14.4%	13.0%	13.9%	12.5%
(1)Expenses incurred related to the restatement of prior periods in the 2023 Form 10-K.
(2)Expenses related to California healthcare charges for fiscal 2020 through 2023 which do not represent fiscal 2024 Labor and related expenses.
(3)Expenses incurred to establish accruals related to the settlements of legal matters.
(4)Expenses incurred for professional fees related to non-recurring matters.
(5)Calculated as a percentage of Total revenue, which was $316.9 million and $923.9 million for the thirteen and thirty-nine weeks ended September 25, 2024, respectively, and $276.2 million and $801.3 million for the thirteen and thirty-nine weeks ended September 27, 2023, respectively.
Shake Shack Inc. Form 10-Q | 37

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

38 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands, except per share amounts)	September 25 2024	September 27 2023	September 25 2024	September 27 2023
Numerator:
Net income (loss) attributable to Shake Shack Inc.	$(10,211)	$7,627	$1,497	$13,041
Adjustments:
Reallocation of Net income (loss) attributable to non-controlling interests from the assumed exchange of LLC Interests(1)	(898)	509	(10)	696
Impairment charge and Shack closures(2)	28,157	—	28,157	—
Restatement costs(3)	1	—	1,600	—
CEO transition costs	53	—	641	—
Employee benefit charges(4)	8	—	453	—
Legal settlements	—	—	—	1,004
Severance	—	211	—	211
Other(5)	774	—	3,644	2,321
Tax impact of above adjustments(6)	(6,725)	(810)	(7,054)	(2,146)
Adjusted pro forma net income	$11,159	$7,537	$28,928	$15,127

Denominator:
Weighted average shares of Class A common stock outstanding—diluted	40,010	43,978	44,163	43,884
Adjustments:
Assumed exchange of LLC Interests for shares of Class A common stock(1)	2,466	—	—	—
Dilutive effect of equity awards	278	—	—	—
Dilutive effect of convertible notes	1,467	—	—	—
Adjusted pro forma fully exchanged weighted average shares of Class A common stock outstanding—diluted	44,221	43,978	44,163	43,884

Adjusted pro forma earnings per fully exchanged share—diluted	$0.25	$0.17	$0.66	$0.34

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25 2024	September 27 2023	September 25 2024	September 27 2023
Earnings (loss) per share of Class A common stock—diluted	$(0.26)	$0.19	$0.03	$0.31
Non-GAAP adjustments(7)	0.52	(0.02)	0.63	0.03
Dilutive effect of convertible notes	(0.01)	—	—	—
Adjusted pro forma earnings per fully exchanged share—diluted	$0.25	$0.17	$0.66	$0.34
(1)Assumes the exchange of all outstanding LLC Interests for shares of Class A common stock, resulting in the elimination of the non-controlling interest and recognition of the net income attributable to non-controlling interests. Refer to Note 11, Earnings (Loss) per Share, in the accompanying Condensed Consolidated Financial Statements, for additional information.
(2)Expenses incurred related to Shack closures during fiscal 2024.
(3)Expenses incurred related to the restatement of prior periods in the 2023 Form 10-K.
(4)Expenses related to California healthcare charges for fiscal 2020 through 2023 which do not represent fiscal 2024 Labor and related expenses.
(5)Expenses incurred for professional fees related to non-recurring matters.
(6)Represents the tax effect of the aforementioned adjustments and pro forma adjustments to reflect corporate income taxes at assumed effective tax rates of 20.4% and 19.2% for the thirteen and thirty-nine weeks ended September 25, 2024, respectively, and 15.1% and 20.5% for the thirteen and thirty-nine weeks ended September 27, 2023, respectively. Amounts include provisions for U.S. federal income taxes, certain LLC entity-level taxes and foreign withholding taxes, assuming the highest statutory rates apportioned to each applicable state, local and foreign jurisdiction.
(7)Represents the per share impact of non-GAAP adjustments for each period. Refer to the reconciliation of Adjusted pro forma net income above, for additional information.
Shake Shack Inc. Form 10-Q | 39

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, short-term investments and availability under our Revolving Credit Facility. As of September 25, 2024, we maintained a Cash and cash equivalents balance of $310.9 million. In March 2021, we issued 0% Convertible Senior Notes (“Convertible Notes”), and received $243.8 million of proceeds, net of discounts. Refer to Note 6, Debt, in the accompanying Condensed Consolidated Financial Statements, for additional information.
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
In addition, we are obligated to make payments to certain members of SSE Holdings under the Tax Receivable Agreement. As of September 25, 2024, such obligations totaled $247.8 million. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related payments under the Tax Receivable Agreement. Although the amount of any payments that must be made under the Tax Receivable Agreement may be significant, the timing of these payments will vary and will generally be limited to one payment per member per year. The amount of such payments are also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us or to SSE Holdings, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
We believe our existing cash and cash equivalents balances and cash from operations will be sufficient to fund our operating and finance lease obligations, capital expenditures, Tax Receivable Agreement obligations and working capital needs for at least the next 12 months.
Summary of Cash Flows
The following table presents a summary of our cash flows from operating, investing and financing activities.

	Thirty-Nine Weeks Ended
(in thousands)	September 25 2024	September 27 2023
Net cash provided by operating activities	$126,072	$90,591
Net cash used in investing activities	(31,381)	(126,264)
Net cash used in financing activities	(8,480)	(4,825)
Effect of exchange rate changes on cash and cash equivalents	1	(3)
Net increase (decrease) in Cash and cash equivalents	86,212	(40,501)
Cash and cash equivalents at beginning of period	224,653	230,521
Cash and cash equivalents at end of period	$310,865	$190,020

40 | Shake Shack Inc. Form 10-Q

Operating Activities
For the thirty-nine weeks ended September 25, 2024, net cash provided by operating activities was $126.1 million compared to $90.6 million for the thirty-nine weeks ended September 27, 2023, an increase of $35.5 million. The increase was primarily driven by a $21.8 million improvement in net results after excluding non-cash charges as well as changes in working capital of $13.7 million. The changes in working capital included an increase in liabilities related to marketing promotions and a change in the timing and payments related to accruals, partially offset by an increase in payments on lease liabilities due to the opening of 30 net new Company-operated Shacks between September 27, 2023 and September 25, 2024 and higher base rent.
Investing Activities
For the thirty-nine weeks ended September 25, 2024, net cash used in investing activities was $31.4 million compared to net cash used in investing activities of $126.3 million for the thirty-nine weeks ended September 27, 2023, a decrease of $94.9 million. The decrease was primarily due to a net increase in marketable securities activity of $163.4 million, due to the timing of purchases and maturities of held-to-maturity securities in fiscal 2023 and 2024, partially offset by the sale of equity securities of $81.5 million in the prior year.
Financing Activities
For the thirty-nine weeks ended September 25, 2024, net cash used in financing activities was $8.5 million compared to $4.8 million for the thirty-nine weeks ended September 27, 2023, an increase of $3.7 million. This increase was primarily due to an increase in withholding taxes related to net settled equity awards.
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
In June 2023, the Company entered into the fourth amendment to the Revolving Credit Facility ("Fourth Amendment"), which, among other things, modified the benchmark interest rate to either: (i) the base rate plus applicable margin ranging from 0.0% to 1.5% or (ii) the Secured Overnight Financing Rate (“SOFR”) plus applicable margin ranging from 1.0% to 2.5%, in each case depending on the net lease adjusted leverage ratio. As of September 25, 2024 and December 27, 2023, no amounts were outstanding under the Revolving Credit Facility.
The obligations under the Revolving Credit Facility are secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' direct and indirect subsidiaries, with certain exceptions.
The Revolving Credit Facility requires us to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios, as well as other customary affirmative and negative covenants. As of September 25, 2024, we were in compliance with all covenants.
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

Based upon the evaluation of our disclosure controls and procedures as of September 25, 2024, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the existence of the material weakness in our internal control over financial reporting identified in fiscal 2023, as described below.
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
REMEDIATION STATUS OF MATERIAL WEAKNESS
We are designing and implementing measures to remediate the material weakness noted above and to enhance our internal control over financial reporting. As previously disclosed, we have established a Steering Committee with representatives from key departments within our Finance organization as well as representatives from IT and Securities Counsel and we have continued our remediation activities. We have hired a Head of Tax with over 20 years of tax leadership experience including working with Up-C structures, enhancing controls, processes, and tax technology. The new Head of Tax has completed an assessment of the tax function and has developed a strategy to enhance our tax technology and transformation. We continue to supplement our tax resources through the use of third-party tax consultants and intend to utilize the third-party tax consultants, under the supervision of management, throughout the remediation process. In addition, we are in the process of developing enhanced management review control procedures over the calculation of state deferred taxes and the related income tax expense (benefit). Additionally, we have begun executing our strategy with third-party tax consultants to enhance our tax process through the implementation of tax technology which we believe will strengthen our controls.

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except as described above, there were no changes to our internal control over financial reporting that occurred during the quarter ended September 25, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 5. Other Information.
(a) On August 2, 2024 the Company entered into amendments to the Employment Agreements for each of Robert Lynch and Stephanie Sentell, dated March 18, 2024 and June 20, 2024, respectively, copies of which are incorporated by reference to Exhibits 10.2 and 10.4 to the Quarterly Report on Form 10-Q filed on August 2, 2024. The amendments correct the maximum bonus opportunity payable to each of Mr. Lynch and Ms. Sentell, from two times their annual base salary to two times their target bonus opportunity, to reflect the previously agreed terms between the Company and the parties.
(b) Rule 10b5-1 Trading Plans
Pursuant to Item 408(a) of Regulation S-K, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” during the thirteen weeks ended September 25, 2024 as follows:

Name	Position	Action	Adoption Date	Expiration Date	Aggregate Number of Securities to be Purchased/Sold
Katherine Fogertey	Chief Financial Officer	Adoption	9/6/2024	6/13/2025	22,041 shares to be sold(1)
(1)Includes 9,725 target shares that may be issued upon the vesting of performance based restrictive stock units at the maximum achievement of the performance targets.
44 | Shake Shack Inc. Form 10-Q

Other than as disclosed above, no other officer or director adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Shake Shack Inc. Form 10-Q | 45

Item 6. Exhibits.

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Shake Shack Inc., effective February 4, 2015	8-K	3.1	2/10/2015
3.2	Second Amended and Restated Bylaws of Shack Shake Inc., dated October 1, 2019	8-K	3.1	10/4/2019
4.1	Form of Class A Common Stock Certificate	S-1/A	4.1	1/28/2015
10.1	Employment Agreement, dated March 18, 2024, effective May 20, 2024, by and among Robert Lynch, Shake Shack Inc., SSE Holdings, LLC, and Shake Shack Enterprises, LLC	8-K	10.1	3/21/2024
10.2	Amendment No. 1, made August 2, 2024, to the Employment Agreement, dated March 18, 2024, effective May 20, 2024, by and among Robert Lynch, Shake Shack Inc., SSE Holdings, LLC, and Shake Shack Enterprises, LLC	10-Q	10.2	8/02/2024
10.3	Employment Agreement, dated June 20, 2024, effective July 1, 2024, by and among Stephanie Sentell, Shake Shack Inc., SSE Holdings, LLC, and Shake Shack Enterprises, LLC	8-K	10.1	6/21/2024
10.4	Amendment No. 1, made August 2, 2024, to the Employment Agreement, dated June 20, 2024, effective July 1, 2024, by and among Stephanie Sentell, Shake Shack Inc., SSE Holdings, LLC, and Shake Shack Enterprises, LLC	10-Q	10.4	8/02/2024
10.5	Shake Shack Inc. Amended and Restated 2025 Incentive Award Plan	8-K	10.1	6/13/2024
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				#
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				*
#    Furnished herewith.

46 | Shake Shack Inc. Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shake Shack Inc.
(Registrant)

Date: October 31, 2024	By:	/s/ Robert Lynch
Robert Lynch
Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: October 31, 2024	By:	/s/ Katherine I. Fogertey
Katherine I. Fogertey
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Shake Shack Inc. Form 10-Q | 47