Form 10-K
period 2024-12-25
Shake Shack Inc.
filed 2025-02-21
CIK 1620533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of June 26, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $3,362,867,392, computed using the closing price on that day of $89.22. Solely for purposes of this disclosure, shares of common stock held by members part of the Voting Group pursuant to the Stockholders Agreement, as amended, of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of affiliates is not necessarily a conclusive determination for any other purposes.
As of February 12, 2025, there were 40,082,069 shares of Class A common stock outstanding and 2,450,713 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

SHAKE SHACK INC.

Cautionary Note Regarding Forward-Looking Information
This Annual Report on Form 10-K ("Form 10-K") contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different from the statements made herein. All statements other than statements of historical fact included in this Form 10-K are forward-looking statements, including, but not limited to, statements about our growth, including our long-term growth goals, strategic initiatives, and our liquidity. Forward-looking statements discuss our current expectations, targets and projections relating to our financial position, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "aim," "anticipate," "believe," "estimate," "expect," "forecast," "future," "intend," "likely," "outlook," "potential," "preliminary," "project," "projection," "plan," "seek," "targets," "may," "could," "would," "will," "should," "can," "can have," the negatives thereof and other similar expressions.
Forward-looking statements reflect our current views with respect to future events and are based on certain assumptions and are subject to risks and uncertainties that could cause our actual results to differ materially from trends, plans, or expectations set forth in the forward-looking statements, as set forth in this Form 10-K. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. Some of the factors which could cause results to differ materially from the Company's expectations include the Company's ability to develop and open new Shacks on a timely basis, increased costs or shortages or interruptions in the supply and delivery of products, increased labor costs or shortages, inflationary pressures, the impact of tariffs, the impact of Shack closures, the Company's management of its digital capabilities and expansion into delivery, as well as its kiosk, drive-thru and multiple format investments, the Company's ability to maintain and grow sales at existing Shacks, risks relating to the restaurant industry generally, and the Company's ability to maintain proper and effective internal controls over financial reporting. You should evaluate all forward-looking statements made in this Form 10-K in the context of the risks and uncertainties disclosed in Part I, Item 1A of this Form 10-K under the heading "Risk Factors," in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in Item 7A "Quantitative and Qualitative Disclosures About Market Risk."
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
Unless the context otherwise requires or unless specific reference is made to our licensed business, statements in this Part I of our Annual Report on Form 10-K refer to Shake Shack's Company-operated business.
OVERVIEW

Shake Shack serves modern, fun and elevated versions of American classics using only premium ingredients. We are known for our made-to-order Angus beef burgers, crispy chicken, hand-spun milkshakes, house-made lemonades, beer, wine, and more. With our fine-dining roots and a commitment to crafting uplifting experiences, Shake Shack has become a cult brand. Our purpose is to Stand For Something Good®, from premium ingredients and employee development to inspiring designs and community investment.
Originally founded in 2001 by Danny Meyer's Union Square Hospitality Group ("USHG"), which owns and operates some of New York City's most acclaimed and popular restaurants — such as Union Square Cafe and Gramercy Tavern, to name a few — Shake Shack began as a hot dog cart to support the rejuvenation of New York City's Madison Square Park through its Conservancy's first art installation, "I Y Taxi." The cart was an instant success, with lines forming daily throughout the summer months over the next three years. In response, the city's Department of Parks and Recreation awarded Shake Shack a contract to create a kiosk to help fund the park's future. In 2004, Shake Shack officially opened. It soon became a gathering place for locals and visitors alike, and a beloved New York City institution, garnering significant media attention, critical acclaim and a passionately devoted following. Since the original Shack opened in 2004 in Madison Square Park, the Company has expanded to 579 Shacks system-wide, of which 329 were Company-operated Shacks and 250 were licensed Shacks, including Shacks across London, Hong Kong, Shanghai, Singapore, Mexico City, Istanbul, Dubai, Tokyo, Seoul, Toronto, Kuala Lumpur, and more.
WE STAND FOR SOMETHING GOOD
At Shake Shack, we Stand For Something Good in everything we do. We are on an endless pursuit to create uplifting experiences through elevated, modern and fun versions of classic food and we are committed to seeing this vision executed across all aspects of the business, through the following actions:
▪We elevate everything we do — Shake Shack is about creating uplifting experiences and moments of pure satisfaction. We aim to be thoughtful in every ingredient we buy, recipe we develop, Shack we design, team we build and community we support.
▪We deliver Enlightened Hospitality™ at every touchpoint — Shake Shack was founded on the idea of Enlightened Hospitality: caring for each other, caring for our guests, caring for our communities, caring for our suppliers and our

Shake Shack Inc. Form 10-K | 2

investors. Today, we deliver on that vision by building hospitality through all our guest touchpoints. To us, hospitality is all about taking care of our team, our guests, our communities — and bringing those groups together.
▪We gather communities and enrich our neighborhoods — Across the globe, Shacks have been an integral part of their communities, and we believe we have a role to play in supporting and revitalizing the neighborhoods where we work and serve.
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
HUMAN CAPITAL MANAGEMENT

To ensure the near-term and long-term success of our business, we are focused on recruiting, developing and rewarding high performing teams. Our teams are made up of people who have integrity, who are warm, motivated, self-aware, and intellectually curious alongside having the competencies and skills that continue to foster our growth. We train our team to understand and practice the values of Enlightened Hospitality. We believe this culture is fundamental to the way we operate our business, and a key driver of our ability to deliver great guest experiences, and therefore, successfully grow our footprint.
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
We enable our managers to build, coach, and lead strong teams by giving them the knowledge, tools, and resources to drive strong people practices in their Shacks and within the home office. In fiscal 2024, with a focus on technology and automation, we launched a new tool to improve efficiency in recruiting and hiring, which significantly improved applicant flow, and leaned into data to influence and understand the impact of labor. We strengthened our foundation with strategies designed to support our teams and continued to build and enhance our learning and talent development programs. We also continued to invest in our team members through increased wages.
As of December 25, 2024, we had 12,826 team members, of whom 12,476 were hourly team members and Shack-level managers and 350 were home office personnel.
Talent Acquisition
We attract and recruit a workforce of top talent through employer branding, diversification of recruitment channels, and optimal recruiting practices to create a talent pipeline for the future of the business. We have a team of regional talent acquisition partners and coordinators supporting our operations to ensure that we source and recruit the right people to lead our new Shacks forward. Within the talent acquisition function, our hiring strategy is driven by employer branding as we continue to focus on strengthening our framework to support current staffing needs as well as enabling new Shack growth. In fiscal 2024, we introduced several key initiatives to improve our talent acquisition processes:

Shake Shack Inc. Form 10-K | 3

▪We launched a mobile-friendly recruiting platform to improve the application and interview experience for team members, making the process more efficient and accessible to ensure that our Shacks are equipped to utilize systems for best-in-class recruiting.
▪We enhanced our employer branding presence by rolling out the Shake Shack Brand Ambassador program, which shares our unique culture and draws talent in emerging markets with lower brand awareness.
▪We improved cross-functional collaborations with the marketing team to assist with promoting content across various channels to support our talent acquisition initiatives.
▪We utilized data and insights from our technology improvements to gain deeper insights into labor trends and their impact on our growth in order to continue delivering a strong talent acquisition strategy.
Through these initiatives, we are committed to broadening our reach as we expand in new and existing markets.
Talent Management
At Shake Shack we foster an environment that attracts and welcomes individuals of all abilities, backgrounds, cultures, perspectives, skill sets, and experiences. Having a high performing and engaged workforce is important, and we have been working to ensure our team members feel recognized, connected, and proud to work at Shake Shack. We established a cross-functional workgroup that has been focused on addressing the areas our team members deemed as most important to their workplace experience through our annual engagement survey. This workgroup has worked to improve our internal job board and selection process, explore a monthly recognition program to reward team members in our Shacks who live our values, and find better channels to communicate and engage directly with our hourly team members.
We lean into our team member value proposition by training managers in positive team member relations and effective people practices. We held a team member engagement cross-functional workshop that identified key engagement and recognition improvements to assist in retaining top talent while providing team members with a greater sense of belonging. We hosted regional talent meetings to get a holistic view of our operations leadership talent which included individualized talent assessments and calibration. We plan to continue this exercise periodically to evaluate leadership gaps and potential capabilities. We also look to broaden our continued education offerings and focus on development to further empower the frontline leaders of our business. These practices will help drive retention, ensure compliance with existing and new regulations, and establish Shake Shack as an employer of choice.
To make sure every Shake Shack team member at every level has a positive experience, we strive to build an inclusive workplace, where all team members have the support and resources they need to succeed, feel a sense of belonging, and are valued for their contributions. We call this All-In. Some of the initiatives we have in place to help foster this type of culture include:
▪Employee Resource Groups (ERGs) — Our ERGs, which are open to all team members, play a leading role in helping to shape an inclusive workplace culture. Led by volunteers and sponsored by members of our executive team, our ERGs actively work to educate the broader Company on their demographic group, support each other through mentoring, networking, and professional development, and provide their unique perspective on business initiatives. Our ERGs provide an internal storytelling platform used to educate, connect, and inspire our team members to take action to promote greater inclusion at Shake Shack.
▪External Recognition — For the sixth year in a row, we are proud to be recognized as a "Best Place to Work for LGBTQ+ Equality" by the Human Rights Campaign Foundation, earning a 100% score on their Corporate Equality Index for our support of the LGBTQ+ community in the workplace. In addition, we were honored by Newsweek's America's Greatest Workplaces for LGBTQ+. These designations highlight the core of our Enlightened Hospitality ethos and our commitment to a great workplace for all.
▪The Help Us Give (HUG) Fund — One of the ways we embrace Enlightened Hospitality internally is through the administration of our own HUG Fund, a 501(c)(3) organization funded by and available for our team members. The HUG Fund was created to support the values in our Shack Pact by providing timely financial assistance to team members impacted by emergency circumstances beyond their control and means. During fiscal 2024, the HUG Fund provided 48 grants to help team members dealing with hardships such as loss of income due to major medical setbacks, homelessness or housing insecurity, and other family emergencies.

Shake Shack Inc. Form 10-K | 4

▪Learning and Talent Development — We are dedicated to providing content and experiences that develop and retain team members. At Shake Shack, we continue to rethink how we provide career growth opportunities with lattice mobility replacing the traditional promotion ladder to ensure team members continue to succeed in a market that is rapidly changing. To help develop our Shack leaders, we created a library of content, programs, and approaches essential to scale and grow alongside our people and business. During fiscal 2024, development focus areas included: providing effective feedback; learning to navigate and lead change; organizing and delegating work; the culture of Shake Shack; essential communication methods; hospitality trends and business operations; managing a team and delivering results; new learning management system for trainings; and measurement of completion and engagement.
▪On-going Leadership Programs — We invest in leadership development programs so that Shake Shack remains a compelling career choice for team members at every level, through their entire career. Our six-week Lead to Succeed Manager Leadership Program within the home office provides people managers with the tools needed to lead others effectively by covering key topics such as building the right team culture, providing critical feedback, and coaching for performance. Our 18-week Shift Up program is a leadership development program for early career Shack managers that provides training through cohort mentoring, business integration and real-world Shack experience to help improve their skill sets and grow their confidence to become senior leaders in our Shacks. During fiscal 2024, the Shift Up program had 61 participants, of which 16 were promoted into Manager-In-Training, Manager or California Non-Exempt Manager roles. Additionally, in fiscal 2024 we conducted Area Director Summits with operations leaders to provide tools and resources to develop leadership skills, and launched our Enlightened Leadership program to enhance and upskill our current and incoming talent base.
We care about our team and are committed to setting them up for success at Shake Shack and in their future careers. In fiscal 2024, we promoted 3,454 people throughout our Company. We are proud of our leaders who graduate from hourly roles to managers, managers to General Managers and General Managers to regional leadership. This year, 68% of our new General Managers and 60% of new Area Directors were promoted from within.
Total Rewards
Our team members are at the center of all we do, and we remain committed to investing in their success and well-being. We have enhanced our team member value proposition to better attract and engage talent by offering a comprehensive package that integrates competitive pay and robust benefits. To further recognize and motivate our Shack leaders, we extend short-term bonus eligibility to our Shift Managers and offer our equity-based compensation program to all General Managers, empowering them to share in the success of our business, which fosters a sense of ownership and directly rewards high performance, reinforcing our commitment to their growth and leadership.
The following summarizes some of the benefits offered to eligible team members:
▪Comprehensive health insurance coverage and health and flexible spending accounts are offered to eligible team members working 25 hours or more each week.
▪We offer eligible team members a 401(k) plan that includes a competitive matching component to support and encourage retirement savings.
▪Team members can accrue paid time off and sick time based on hours worked, which can be used for personal needs or to care for family members.
▪Parental leave is available for Shift Managers and above who are new parents welcoming a child through birth, adoption, or foster placement.
▪Our Employee Assistance Program, available on the first day of employment, provides various resources to support team member's mental health and help improve the quality of work life.
▪Our Shake Shack Field Management Bonus Program incentivizes our leaders to grow both sales dollars and operating profit percentage.
We also took steps to think differently about the designs and practices of our benefits, including health and well-being benefits, absence support, tipping and wages, and incentive plan evaluation.

Shake Shack Inc. Form 10-K | 5

▪Tipping — Our tipping availability has offered team members the opportunity for increased hourly wages and is optional if our guests are inclined to reward our teams for additional hospitality and service.
▪Medical Insurance Choices — Company sponsored health insurance provides four medical plan options starting in 2025, including a high deductible health plan and a basic health plan, offering designs with low-cost premiums but essential health benefits and flexibility.
▪Expanded Benefits — We expanded our health benefit offerings to include reproductive health benefits with options for family planning, coverage for pregnancy terminations, and counseling support.
We continue to work diligently to ensure our team members have access to benefits to support their personal and family wellness and continue to explore new and meaningful ways to reward our high performing team members.
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
Digital Evolution
The focus of our digital strategy is to deliver Enlightened Hospitality to our guests across multiple channels. Through modern platforms, we continuously strive to build more frictionless ways to deliver the tailored Shake Shack experience with convenience and accessibility. Our digital initiatives are defined by each of the following themes:
▪Enlightened Hospitality — Using our digital channels to bring guests an uplifted sense of hospitality. This ranges from developing innovative digital pre-ordering and pick-up experiences, to meaningfully engaging with guests through our Company-owned app, web and kiosk channels.
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
We are focused on driving traffic to our Company-owned app and web channels, including growing the number of app and web sessions by acquiring and converting users across our digital ecosystem. Our mobile apps drive higher frequency and offer a better guest experience, which we will continue to invest in. We also continue to offer third-party delivery through Uber Eats, DoorDash, Grubhub and other third-party delivery providers.
Offer Management
In early November 2024, we launched a new offer management integration which will give us better visibility into the redemption of offers across our system, allowing us to have a more holistic view of how promotions are performing. We are excited about the capabilities this gives to our guests as well as operations and marketing teams throughout the organization.
Kiosk
In 2024, we continued to invest in the development of our kiosk platform, maturing its functionalities as an ordering channel. We started by improving our analytics capabilities on the platform by revising the types of data we capture when a guest is building an order, giving us better reporting on guest behavior while they are using the kiosk and allowing us to have a better understanding of how guests prefer to use the kiosk. We also redesigned the post purchase experience to make it easier and clearer for a guest to opt into our marketing emails and request an emailed receipt. Additionally, we built our cross-sell experience at checkout, making recommended products easier to see and distinguish from items already part of a guest’s order.

Shake Shack Inc. Form 10-K | 6

Engaging the Community
Community and Charitable Partners
We regularly serve our communities in a variety of ways including Donation Days to show support for local schools and organizations. Guests who participate in these fundraisers have a portion of their order totals donated to a local nonprofit by mentioning the fundraiser when placing an order in-Shack or using a fundraiser code on the Shack app for pick-up or delivery.
For certain new Shack openings, we partner with local charities for opening day. In some markets, we have existing tenured partnerships with organizations and in other markets, we are building new relationships in our local communities with Shacks we open. At select new Shack openings in fiscal 2024, we donated $1 from each designated menu item sold on opening day to the chosen local nonprofit partner. As we continue to grow our footprint across the United States, our opening day charitable partners are an example of how we continue to drive home our Stand for Something Good purpose.
We regularly donate cash, food and gift cards to support dozens of local nonprofit organizations, schools, and food banks around the country. For example, in fiscal 2024, our teams donated over $60,000 worth of Shake Shack food to local communities including to first responders, nonprofits, hospitals, and schools, demonstrating our efforts towards uplifting communities and combating food insecurity.
A Warm Community Gathering Place
Our Shacks are so much more than a place to get burgers, fries and shakes; they’re places for the community to gather. We place a high premium on connecting with our communities through the physical design of our Shacks and by the local causes we support. We provide the option of an omnichannel experience to suit the needs of our guests wherever and however they want their Shack today. We remain laser focused on delivering a great guest experience both digitally and in-Shack with elevated offerings reflective of our fine-dining culinary roots.
Each Shack is designed to convey a consistent brand message while also tailoring marketing efforts to its specific region. We may offer menu items that feature ingredients and beers specific to a Shack's community, and we often team up with local chefs and restaurants to offer our guests unique, collaborative menu items. We also collaborate with local artists and designers to bring beautiful artwork and installations to our Shacks. We participate in local celebrations and develop relationships within the community, helping position Shake Shack as a premium brand that is connected to its neighborhoods.
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
Social Media
Just as we design our Shacks as community gathering places, our social media strategy creates an online community gathering place. Through our social media presence, we bring Enlightened Hospitality to new audiences by mirroring the in-person experience a guest has when they visit a Shack. We interact with fans across Instagram, TikTok, X (formerly Twitter), Facebook, and more by sharing engaging content, comments, replies and the use of user-generated content; a quick search of "#shakeshack" on Instagram reveals over 1.1 million organic posts from our fans. This year, we continued our creator partnerships and expanded our brand storytelling to include long-form video. In addition to social media, we also connect with our guests through our email marketing program via targeted menu item alerts, local event invites, new Shack opening information and other relevant Shake Shack news.
Campaigns, Promotions and Events
We continue to extend our brand by collaborating with celebrated chefs, developing new creative concepts, unveiling exciting promotions and participating in special events to drive brand awareness and engage with our guests. These initiatives were key

Shake Shack Inc. Form 10-K | 7

to harnessing the growing strength of the Shake Shack brand and helping it stand out through unique moments. Some notable campaigns, promotions and events included:
▪Chicken Sundays — For the month of April and from September 8 to December 15, we offered guests a free Chicken Shack with a $10 minimum purchase on Sundays. We highlighted the antibiotic-free chicken and other high-quality ingredients we use in our Chicken Shack as a key point of differentiation for Shake Shack.
▪Avocados from Mexico x Shake Shack — To drive awareness of our avocado offerings from April 25 – April 28, we teamed up with Avocados from Mexico to offer guests a free avocado add-on when ordering a sandwich or burger. At select Shacks, guests also had the opportunity to hand-select their own avocado with an “Avocado Expert” and receive a tableside slicing demonstration in-Shack. For guests not near a participating location, they were invited to enter a sweepstakes to win a trip to New York City and an exclusive visit to our Innovation Kitchen with an avocado tasting menu.
▪Bearaby x Shake Shack — To celebrate National French Fry Day on July 12, we teamed up with Bearaby to create the Crinkle Cut Cuddler, a body pillow shaped like our iconic Crinkle Cut fries. Made with plant-based Melofoam™, this limited-edition pillow is perfect for lounging, snacking, and adding fun decor to your home. It comes with a washable yellow cover and takeout box-inspired packaging—an ideal match for enjoying our delicious fries in comfort.
▪Bacon a Difference — From August 9 – August 11, Shake Shack guests in Orange County and Los Angeles supported Niman Ranch’s sustainable farming by ordering any item with bacon. For every bacon-inclusive order, $1 was donated to the Young Farmers Regenerative Agriculture Grant. Shake Shack’s sustainably sourced bacon added a crispy, flavorful touch to burgers, chicken, and crinkle cut fries, allowing guests to enjoy a delicious meal while giving back.
▪Beers for Good — From August 23 – August 25, Shake Shack donated $1 from every cold beer purchased in-Shack nationwide to Food Recovery Network. During the weekend, our brewery partners hosted pop-up events at Shacks across the country, showcasing local beer offerings. Guests enjoyed live music, a bite to eat, and beer — all in support of a great cause.
▪Talea Beer Co. x Shake Shack — We partnered with TALEA to create the perfect complement to our Black Truffle Menu — a limited-edition Black Truffle Lager. Starting in September 2024 and running through early 2025, Shake Shack fans in New York City could enjoy this unique lager, brewed with real black truffles and porcini mushrooms, available at all New York City Shacks. The brew was also offered at TALEA’s taprooms in Bryant Park, Cobble Hill, West Village, and Williamsburg.
▪EEEEEATSCON with The Infatuation — This year, we headlined Chicago, Los Angeles, and New York City EEEEEATSCON. In Chicago, we teamed up with Zingerman’s Deli, a Midwest Jewish Deli to create the Pastrami Shack and Hazelnut Brownie Affogato Frozen Custard. In New York City, we teamed up with Thai Diner, a Thai restaurant in Manhattan, to create the Thai Diner Shack and Jungle Fries. In Los Angeles, we partnered with Bridgetown Roti, a buzzy local Caribbean concept, to create a Roti Curry-Shack and Chili Mango Frozen Custard.
Capitalizing on Our Brand Strength
Since 2004, Shake Shack has become a globally recognized brand with significant consumer awareness relative to our current footprint of 579 Shacks system-wide. We pride ourselves on providing a vibrant and authentic community gathering place that delivers an exceptional experience to our loyal guests. One great advantage for Shake Shack has been our birthplace and headquarters in New York City, and our origination from a fine-dining company. This gives us tremendous media and brand power, often outweighing our relative size. Shake Shack continues to receive recognition for being a fan and industry favorite, and was named to Restaurant Business' Top 500 Chain Restaurants and QSR Magazine's QSR 50 in 2024.
Culinary Approach
Shake Shack's unique value proposition is partially defined by our roots in fine-dining. We embrace that heritage and are committed to sourcing premium ingredients, such as antibiotic-free and no added hormone proteins while offering excellent value to our guests. Our core menu is inspired by elevated versions of American classics. We often supplement it with limited time offers and experiment with potential new categories we may consider adding to the menu over time. We are committed to culinary creativity and excellence, collaborating with award-winning chefs, talented bakers, farmers and artisanal purveyors, each

Shake Shack Inc. Form 10-K | 8

of whom bring their unique skills and expertise to the Shake Shack experience. As we grow across the country, we are excited to expand these collaborations.
Our Menu
All of our locations offer premium food and beverages, carefully crafted from a range of classic American foods. While ingredient specifications and menu options can vary by country, the core menus at our US-based locations include the following:

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

Crinkle Cut Fries
Our classic, passionately beloved crinkle cut fries are made from premium potatoes and are prepared 100% free of artificial trans fats. So many of our guests love the crispiness and ridges of our crinkle cut fries; a nostalgic ode to the roadside burger stand of yesteryear. Guests can also enjoy our Cheese Fries, our crinkle cut fries topped with a proprietary blend of cheddar and American cheese sauce.

Hot Dogs
Shake Shack was born as a hot dog cart in 2001 and we’re proud to honor that legacy by continuing to offer a premium hot dog. Our hot dogs are made from 100% all-natural, no added hormone and antibiotic-free beef.

Shakes and Frozen Custard
Our premium, rich and creamy frozen custard, hand-made daily on-site, is crafted from our proprietary vanilla and chocolate recipes. We use only real sugar (no high-fructose corn syrup) and milk from dairy farmers who pledge not to use artificial growth hormones. Shakes remain our guests' favorite in this category, and they're scooped and hand-spun to order.

Beer, Wine and Beverages
Our proprietary ShackMeister® Ale, brewed by Brooklyn Brewery, was specifically crafted to complement the ShackBurger's flavor profile. At select locations, we also offer local craft beers. Our Shack Red®, Shack White® and Shack Rose® wines are sourced and produced exclusively by Gotham Project, providing our guests with premium beverage options not commonly found in our industry, a nod to our fine-dining roots. In addition, we serve Abita Root Beer, Shack-made lemonade, organic fresh brewed iced tea, Fifty/Fifty (half lemonade, half organic iced tea), Honest Kids organic apple juice and Shack|2O® bottled still and sparkling waters.

Innovation Kitchen
Our Innovation Kitchen is located on the lower level of the West Village Shack in New York City, connected to our home office and allows us to explore exciting new menu items for our guests. The culinary team uses this dedicated space to be even more creative, dig deeper into our fine-dining roots, collaborate with other chefs, and explore new opportunities as we continue to grow. The West Village Shack’s menu has all our classic items and features items from the Innovation Kitchen, with guest-favorite test items potentially becoming national limited time offerings and permanent menu items. This space also allows us to house our quality assurance and culinary teams together, ensuring that every item on our menu meets our strict standards.

Shake Shack Inc. Form 10-K | 9

Shack-Wide Limited Time Offerings ("LTO")
Our LTO program generally features a new, premium burger or chicken sandwich, and special fry options for varying time periods throughout the year along with unique beverages and shakes. Some of our notable LTOs throughout fiscal 2024 were:
▪Korean Style Fried Chicken, Korean BBQ Burger, and Spicy Korean BBQ Fries and Cheese Fries – In January, we launched a menu full of big, bold flavors, bringing back a fan-favorite sweet and spicy chicken sandwich first launched in 2021, this time paired with an umami-packed burger and fries that paired the “swicy” and umami flavors perfectly.
▪Summer BBQ Burger and Fries – In May, we launched two BBQ burgers made for the summer season, the Smoky Classic BBQ Burger and the Carolina BBQ Burger with Fried Pickles alongside BBQ fries and BBQ cheese fries. All of these options featured our own Shack BBQ sauces, one a classic smoky red sauce and the other a sweet and tangy gold sauce.
▪Black Truffle Burger, ‘Shroom, ShackStack and Black Truffle Parmesan Fries – In September, our beloved Black Truffle sauce made with real black truffle oil returned to Shacks, this time with a Black Truffle ShackStack option, combining our iconic ‘Shroom burger with one of our 100% Angus beef patties.
▪Limited-Time Shakes — Throughout fiscal 2024, we offered exciting new shakes like Strawberry Frosted Donut, Peaches & Cream and Chocolate Salted Caramel. In November, we launched our Holiday Shakes, bringing back fan-favorites Christmas Cookie and Apple Cider Donut as well as the new classic Chocolate Yule Log.
▪Lemonades — Throughout fiscal 2024, we launched seasonal flavors like Dragonfruit Pomegranate Lemonade, Strawberry Peach Iced Tea and fan-favorites Pink Lemonade and Mango Passionade along with corresponding Fifty/Fifty options.
GROWTH STRATEGIES

During fiscal 2024, we focused our development strategy on improving how we build and open Shacks, which included reducing build cost, implementing strategies to better track and forecast timelines and expenses, evolving our design efforts to standardize key components of our restaurants while maintaining brand quality and guest experience, and opening a balanced portfolio of formats that allowed us to maximize our potential in each market. We opened 61 net new system-wide Shacks, which included 34 Company-operated and 27 Licensed Shacks. We believe we remain well-positioned to continue significant, sustainable financial growth and we plan to continue to execute our growth strategies with our purpose to Stand For Something Good in everything we do.
Company-Operated Shacks
We expanded our Company-operated footprint by nearly 12% from the prior fiscal year, and as of December 25, 2024 we had 329 Company-operated Shacks, which is net of the nine Shacks that were closed in fiscal 2024. Our disciplined expansion strategy is designed to leverage our business model's strength and our brand awareness. For 2025, we are targeting to open approximately 45 new Company-operated Shacks as we continue to be encouraged by the success of our multi-format strategy, which includes, but is not limited to, core, drive-thru, flagship, and small format. In the long-term, we believe we have the potential to grow our current Company-operated Shack footprint. Of course, the rate of future Shack growth in any particular period is inherently uncertain and is subject to numerous factors beyond our control. As a result, we do not currently have an anticipated timeframe for such expansion.
In addition to opening new Shacks, we continue to focus on improving same-Shack sales performance by providing a dynamic, personalized guest experience that includes seasonal and Shack-specific offerings, enhancing kiosk functionalities, thoughtful integration with local communities and Enlightened Hospitality. Additionally, we are reinvesting in maintaining and updating our current portfolio of Shacks to ensure they continue to provide a great guest experience and strong operational excellence.
Building a Robust Pipeline
We see further opportunity for growth in opening new Company-operated Shacks, as we believe there is tremendous whitespace to expand in both new and existing U.S. markets and maximize our total addressable market. Our real estate strategy includes

Shake Shack Inc. Form 10-K | 10

focused expansion in our top markets to build critical mass and leverage our brand awareness to achieve greater economies of scale, while identifying new markets with strong demographics and high potential for macro growth where we can establish our brand quickly and scale our operations. We remain committed to investing with discipline for strong returns and profitability as we continue to build a robust pipeline for future growth.
When choosing new sites for our pipeline, we use a data-driven, cross-functional, and collaborative approach to align each new location with our organizational strengths and capabilities so that each new Shack can provide the ideal opportunity for guests to receive a consistent, convenient, and compelling Shake Shack experience. We utilize tools that collect and analyze demographic and traffic data for both existing and potential sites, and operational data for our markets. In fiscal 2024, we took steps to elevate our team and tools and further developed our market planning, including data analytics, forecasting, and site mapping. We continued to build a team that can execute on our strategy and create robust growth. Towards this effort, we have an in-house data analytics team that has developed modeling tools to better understand our business needs and provide our real estate teams with the insights necessary to successfully expand our footprint. We also moved to working directly with local brokers to assist our in-house team of experienced real estate professionals in selecting locations and building our real estate pipeline. We continue to pursue sites aligned with our broader development strategy, including standardizing designs, innovating our formats, and maintaining our hallmark guest experience while expanding convenience.
Executing a Multi-Format Strategy
We are focused on creating a balanced portfolio of Shacks across multiple formats and improving how we build our Shacks. We continue to build our Shacks with a premium look and feel, while being more efficient with our level of investment. In fiscal 2024, the average investment cost was approximately $2.8 million, or approximately $2.4 million net of tenant improvement allowances received from our landlords, achieving a decrease of roughly 7.7% compared to the prior year. We lowered our build costs with structural redesigns including moving from steel to wood construction, improving the cost profile on finishes, as well as making meaningful improvements to interior furniture, kitchen equipment optimization, signage, and mechanical, electrical, and plumbing systems. The gross investment cost of a new Shack, which includes costs related to leasehold improvements, furniture, fixtures and equipment ranged from approximately $1.7 million to $4.6 million. Shacks opened during fiscal 2024 took between 14 and 39 weeks to build, compared to 16 and 56 weeks in the prior year. In fiscal 2025, we look forward to unlocking further opportunities for improving on how we build our Shacks — including continuing our efforts to lower build costs — in order to enable accelerated growth in new Shacks.
We are innovating our formats and developing prototypes that will create an improved guest and team member experience, while lowering costs and delivering strong returns on capital. Our efforts have included refining our existing formats, creating linear kitchen designs, and standardizing our production models. We have also made strides in our efforts to improve build timelines, including transitioning to an in-house design team, streamlining our permits and entitlement processes, and creating a more robust and effective procurement strategy, all with the goal of ensuring more consistent and efficient new Shack opening timelines. All of our improvements to productivity are being made to ensure that we can support higher throughput, ensure greater order accuracy, and reduce our total experience time as we look to continue to deliver on a consistent guest experience across all of our formats. This will afford us the opportunity to expand with continued improvement to our returns and profitability.
Our teams are working to optimize our drive-thru format, which will be an opportunity for us as we look to increase our total addressable market. We remain encouraged by the drive-thru opportunity and continue to refine and improve the model overall for guests and team members alike. We are particularly excited to see drive-thrus in our strong coastal markets, including New Jersey and California, where we generally expect higher brand awareness. As of December 25, 2024, we had 42 drive-thru Shacks in operation.
Optimizing our Portfolio
In addition to investments in new Shacks, we also undertook projects to renovate and refresh some of our existing Shacks. We deployed capital towards updating our current Shacks in order to maintain an optimal portfolio, including facility maintenance, renovations, and further investing in our digital infrastructure. As our Shacks continue to age, we will need to make additional investments to keep them operating effectively. We continued to invest in expanding our facilities and asset management teams and refining our investment strategies and processes to maintain our maturing portfolio. We also made additional improvements to our kiosks by adding functionalities that enhance the user experience and improve their reliability and availability.

Shake Shack Inc. Form 10-K | 11

Growing Our Licensed Shack Business
In addition to expanding the footprint of our Company-operated Shacks, we see additional opportunities to continue growing our licensed portfolio. To date, our licensed business has been an asset-light and high-return strategy for growing our brand awareness, expanding our footprint, and increasing cash flow. As of December 25, 2024 we had 250 licensed Shacks in operation.
We opened new licensed Shacks in 13 countries, including five in China and Hong Kong, four in South Korea, and four in Mexico. We opened our first Shacks in three new countries, Canada, Israel, and Malaysia. We look forward to deepening our footprint in these markets and are optimistic about future expansion opportunities both within and beyond these new markets. While we remain highly confident in the long-term trajectory of our licensed business and are excited about our growth, conditions remain volatile and ever-changing and we expect that macroeconomic and geopolitical headwinds could continue to present challenges in 2025. During fiscal 2024, we permanently closed six of our international licensed Shacks.
We opened five licensed Shacks domestically, including at St. Louis Lambert International Airport and Boston Logan International Airport, two in roadway travel plazas in New York, and a second location in St. Louis in Enterprise Center. Our domestic licensed Shacks continue to perform well due to strong travel volumes across U.S. airports and roadways, and we believe that these formats remain a growth opportunity for the licensed business. The enduring strength of our brand creates opportunities to bring Enlightened Hospitality to guests in new and innovative ways. In particular, we are excited by our new partnership with Delta Air Lines that launched in late 2024, through which Shake Shack will be served aboard limited domestic flights.
Through learnings from our licensed partnerships, we are able to share insights with the broader Company and we continue to work with our licensees to navigate macroeconomic uncertainty, inflationary challenges, and geopolitical pressures around the globe. Thanks to our roots in New York City and the success of our licensed Shacks, we continue to attract interest from potential licensees from many different markets.
OPERATIONS

At Shake Shack, we believe our success depends upon maintaining efficient and nimble operations. Just as we invest in our menu items, digital offerings, drive-thru and in-Shack experience, we take special care to ensure our supply chain, distribution, quality assurance and management information systems are constantly being evaluated and streamlined to ensure cohesiveness.
Focus on Profitability
Profitability is vital to our success and impacts our ability to grow. To maximize profitability, our Shacks must be fully staffed, operating at full capacity with optimized throughput to capture maximum sales potential. In fiscal 2024, we continued to make significant investments in our operations as well as digital and technology initiatives to support our current Shacks and those to come.
We focused on improving our profitability through our strategy of identifying and executing on operational efficiencies to reduce the total cost to serve, and invested more in marketing strategies to drive sales and increase brand awareness. We invested in building our data and guest recognition capabilities to allow for more personalized marketing opportunities to drive more conversion and consideration, and focused on sales initiatives that target our own, more profitable channels. Further, our teams have balanced product innovation with pricing to mitigate inflation and technology implementations to supplement our strategic sales promotions. We have also reduced build costs, optimized labor, deployed supply chain initiatives, and unlocked other opportunities within other operating expenses such as repair and maintenance costs.
We also made the difficult decision to close nine Shacks that were not projected to provide acceptable returns in the foreseeable future, in part due to changes in the trade area and the negative impact on other Shacks within their proximity by cannibalizing sales. We believe these closures will allow us to better focus our resources and we believe there are several opportunities to continue to grow long-term profitability and are focusing our efforts on these strategies to execute in 2025 and beyond.

Shake Shack Inc. Form 10-K | 12

Management Information Systems
Our Company-operated Shacks use computerized point-of-sale and back-office systems designed for the restaurant industry. We use many customized features to increase operational effectiveness, improve internal communication, enhance data analysis, and maintain our focus on an exceptional guest experience. The point-of-sale system uses a touch screen interface, graphical order confirmation display, touch screen kitchen display and integrated, high-speed credit card and gift card processing. This system also collects daily transaction data, which generates information about sales, product mix and average transaction size. From there, our back-office systems assist in the management of our Company-operated Shacks and provide real-time revenue, labor, and food cost management tools. These tools provide the home office and operations management quick, easy access to detailed business data, and allow our teams to spend less time addressing administrative needs.
In fiscal 2024, we engaged in efforts to automate many of the manual processes existing within our back-office systems, with the goal of creating time-saving and value-adding efficiencies. The automations we implemented are designed to improve accuracy, provide better insights and improve decision making tools. In addition, we have continued to expand our data warehouse to improve data insights, better facilitate informed decision making across the organization, and empower our operations teams with tools to better run our Shacks. We expect to continue expanding the data warehouse and improving our information technology infrastructure to better serve our business needs and accommodate growth.
We also undertook efforts to improve and upgrade our front-of-house technologies, with a focus on enhancing the guest experience. We rolled out improvements across all of our ordering channels to create a simplified experience when redeeming offers. In addition, we launched new kiosk functionalities designed to promote cross-sale, offer opt-in to marketing messaging, ease the check-out process, and enhance the overall user experience. We have also made continued investments into the reliability and availability of our kiosks and will continue equipping our Company-operated Shacks with kiosks and increasing usage of them.
As cybersecurity continues to be a challenge, our focus remains on enhancing cyber maturity with a combination of end user training, third-party tooling and services, updated policies and benchmarking. During fiscal 2024, we continued to see elevated levels of cyber attacks including phishing, malware and bot attacks. We upgraded our information technology systems to better protect guests as they interact on our digital platforms. In addition, as artificial intelligence becomes more prevalent, we have taken steps to safeguard our Company and enhance our systems. We have introduced a business use policy for artificial intelligence.
Sourcing and Supply Chain
We pride ourselves on sourcing premium ingredients from partners who share our dedication to quality, such as 100% all-natural proteins with no added hormones or antibiotics, that are humanely raised and source-verified. We are currently sourcing 100% cage-free eggs across our domestic supply chain. We continue to strive to improve our sourcing practices across our international supply chain while maintaining the quality and standards we are known for.
Our domestic regional strategy for ground beef production is designed to help ensure we consistently serve freshly ground beef at our domestic Shacks. As of December 25, 2024, we have nine approved raw beef suppliers and nine approved ground beef processors in the U.S. who produce our burgers on a daily basis. To ensure quality, we maintain strict standards for selecting and contracting domestic suppliers for our major ingredients, including beef patties, chicken, crinkle cut fries, potato buns, custard, portobello mushrooms and cheese sauce.
During fiscal 2024, we purchased our (i) ground beef patties from 10 approved ground beef processors, with approximately 40% of our ground beef patties from one supplier; (ii) chicken breasts from two suppliers; (iii) potato buns from two suppliers; (iv) custard base from four suppliers; (v) 'Shroom Burgers from one supplier; (vi) crinkle cut fries from three suppliers; and (vii) ShackSauce from one supplier. We believe we have developed a reliable supply chain, but have also taken strides to identify alternative sources to help lessen the possible interruptions of service and product, including testing with new suppliers.

Shake Shack Inc. Form 10-K | 13

Distribution
We have a centralized distribution process with one distributor, which we refer to as our "broadline" distributor, to provide nearly all of our food distribution services in the U.S. As of December 25, 2024, approximately 95% of certain food and beverage ingredients including chicken, fries and custard were fulfilled through our broadline distributor for distribution and delivery to each Company-operated Shack which collectively represents approximately 45% of our total purchases.
As of December 25, 2024, we were utilizing 20 affiliated distribution centers to supply our Company-operated Shacks. We recognize that the safety and consistency of our products begins with our suppliers, and therefore, we require our suppliers must meet certain criteria and strict quality control standards in the production and delivery of our food and other products. Additionally, we regularly evaluate our broadline distributor to ensure the products we purchase conform to our standards and contracted prices are fair and competitive.
Food Safety and Quality Assurance
Food safety is our top priority. We have rigorous quality assurance and food safety protocols in place throughout our supply chain and in our Shacks. We conduct quarterly, third-party food safety assessments of our Shacks, utilize technology to manage and document food safety procedures, and ensure appropriate corrective actions are implemented for any noncompliance findings. In fiscal 2024, we implemented new technology designed to digitize our food safety specifications, improving our capabilities to maintain consistent food safety procedures. We have a comprehensive supplier and ingredient selection process, and we maintain a list of approved suppliers that meet our standards. We thoroughly review the results of suppliers' internal and external quality audits, insurance coverage and track record on an on-going basis. To stress test for exceptional scenarios, we conduct mock food recalls across a selection of our suppliers on a quarterly basis. We have developed and implemented training and operating standards related to the food preparation, cleanliness and safety in each Shack, and we have a dedicated Quality Assurance team.
Environmental Responsibility
We focus on environmental responsibility across our operations, including with respect to our ingredients, where we are committed to sourcing our premium ingredients from suppliers who share our values. We remained dedicated in our efforts to reduce our environmental footprint by using streamlined and minimal packaging elements and continued to use more sustainable, certified packaging materials whenever possible. We track and calculate scope 1 and scope 2 greenhouse gas emissions to report in compliance with industry standards, in order to assess our current standing.
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

Shake Shack Inc. Form 10-K | 14

We see ourselves as well-positioned to continue our market growth, as we believe consumers will keep seeking higher quality offerings, especially given an increasing consumer focus on responsible sourcing, ingredients and preparation. Additionally, we place a focus on culinary innovation to ensure our menu offerings stand out from those of our competitors. We believe that many consumers want to associate with brands whose ethos matches their own, and that Shake Shack, with our purpose to Stand For Something Good and our culture of Enlightened Hospitality, reflects the values of conscientious consumers.
INTELLECTUAL PROPERTY

Since our inception, we have strategically and proactively developed our intellectual property portfolio by registering our trademarks and service marks worldwide. As of December 25, 2024, we had 26 registered marks domestically, including registrations of our core marks ("Shake Shack," "Shack Burger," "" and "") and certain other marks, such as Stand for Something Good. Internationally, we have registered our core marks in 83 countries spanning six continents. These marks are registered in multiple international trademark classes, including for restaurant services, food services, non-alcoholic beverages and apparel. We also own the domain www.shakeshack.com, as well as over 410 other domain names for use in other markets.
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

Shake Shack Inc. Form 10-K | 15

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The name, age and position held by each of our named executive officers as of December 25, 2024 is set forth below.

Name	Age	Position
Robert Lynch	48	Chief Executive Officer and Director
Katherine I. Fogertey	41	Chief Financial Officer
Stephanie Sentell	46	Chief Operations Officer
Robert Lynch has served as Shake Shack’s Chief Executive Officer and as a member of the Board of Directors since May 2024. Prior to joining Shake Shack, Mr. Lynch served as President and Chief Executive Officer of Papa John’s International, Inc., where he drove record global system-wide sales of over $5 billion across approximately 5,900 units. Previously, Mr. Lynch was President of Arby’s Restaurant Group, one of the largest sandwich restaurant brands in the world, with more than 3,400 restaurants across eight countries, where he led operations, marketing, culinary, development, and digital transformation. Mr. Lynch previously served as Arby’s Brand President and Chief Marketing Officer. Prior to joining Arby’s, Mr. Lynch served as Vice President of Marketing at Taco Bell. Mr. Lynch has over 25 years combined experience in the QSR and consumer packaged goods industries and has also held senior roles at BJ Heinz Company and Procter & Gamble. Mr. Lynch is a graduate of the University of Rochester, where he obtained his B.A. and M.B.A.
Katherine I. Fogertey has served as our Chief Financial Officer since June 2021. Prior to joining Shake Shack, Ms. Fogertey spent 16 years at Goldman Sachs, where she served as Vice President & Lead Equity Analyst for the Restaurant sector. In this position, she had a heavy focus on the impact of technology on restaurant profitability and market share and built various statistical forecasting models. She additionally developed deep relationships and unique insights into the largest peers in our industry, and currently serves as a Member of the Society of Fellows for the Culinary Institute of America. Prior to covering the Restaurant sector, Ms. Fogertey was a Vice President, Lead Derivative Strategist overseeing single stock options in the U.S. and Latin America as well as global ETFs and market structure. Ms. Fogertey has a BSBA in Accounting, Finance and International Business from Washington University in St. Louis, Olin School of Business.
Stephanie Sentell has served as Shake Shack’s Chief Operations Officer since July 2024. Ms. Sentell brings a portfolio of experience with her from a 25-year restaurant industry career. Prior to joining Shake Shack, Ms. Sentell served as SVP of Company Operations at Inspire Brands. In this role she was responsible for a $1.5 billion dollar business across 1,100 company-owned restaurants with over 22,000 restaurant team members in the U.S. Previously, Ms. Sentell held the position of SVP Restaurant Operations & Innovation at Inspire Brands. Earlier, Ms. Sentell served as SVP Restaurant Excellence as well as SVP Product Development and Menu Delivery at Arby's Restaurant Group. Ms. Sentell also spent over 11 years at Dairy Queen as the Director of Marketing and a franchisee owner. Ms. Sentell is a graduate of the University of Wisconsin at River Falls, where she obtained her A.S. in Marketing Communications.
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
We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance,

Shake Shack Inc. Form 10-K | 16

including SEC filings, investor events, and press and earnings releases as part of our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by subscribing to email alerts. We also make certain corporate governance documents available on our investor relations website, including our corporate governance guidelines, board committee charters, code of business conduct and ethics, as well as certain Company policies.
The contents of our website are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Shake Shack Inc. Form 10-K | 17

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
▪Our investments to enhance the guest experience through expanding the availability of our drive-thru options has required and will continue to require significant capital expenditures and may not generate the expected returns.
▪If we are unable to maintain and grow Shack sales at our existing Shacks, our financial performance could be adversely affected.
▪Our purpose to Stand For Something Good subjects us to risks.
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
▪Increased food commodity and energy costs could decrease our Restaurant-level profit margins or cause us to limit or otherwise modify our menu, which could adversely affect our business.
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

Shake Shack Inc. Form 10-K | 18

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
▪Because many of our Company-operated Shacks are concentrated in local or regional areas, we are susceptible to economic and other trends and developments, including adverse weather conditions, in these areas.
▪Security breaches of either confidential guest information in connection with, among other things, our electronic processing of credit and debit card transactions; kiosk, app, or web ordering; or confidential team member information may adversely affect our business.
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

Regulatory and Legal Risks
▪We may be unable to develop and maintain effective internal controls over financial reporting.
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
▪In certain cases, payments under the Tax Receivable Agreement to the non-controlling interest holders may be accelerated or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement.
▪We will not be reimbursed for any payments made to the non-controlling interest holders under the Tax Receivable Agreement in the event that any tax benefits are disallowed.

Shake Shack Inc. Form 10-K | 19

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
We operate in a highly competitive and ever-changing environment. Our long-term success is dependent on our ability to identify, develop and execute appropriate business strategies within this environment. Our current strategies include:
▪Global unit expansion and the refinement of future Shacks to increase our total addressable market and to build an efficient and more standardized operation. This will include developing new prototypes and standards throughout our future Shack classes, as well as our continued focus on increasing our licensed Shack presence, both domestically and abroad.
▪Enhancing our guest experience and optimizing our Shack operations to increase guest frequency and drive greater sales.
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
One of the key means of achieving our growth strategies will be through opening and operating new Shacks on a profitable basis for the foreseeable future. We must identify target markets where we can enter or expand, taking into account numerous factors such as the location of our current Shacks, the format of our current Shacks, the target consumer base, population density, demographics, traffic patterns, competition, geography and information gathered from various sources. We may not be able to open our planned new Shacks within budget or on a timely basis, if at all, given the uncertainty of these factors, which could adversely affect our business, financial condition and results of operations. As we operate more Shacks, our rate of expansion relative to the size of our Shack base will decline.
The number and timing of new Shacks opened during any given period may be negatively impacted by a number of factors including:
▪identification and availability of attractive sites for new Shacks;
▪difficulty negotiating suitable lease terms;
▪shortages of construction labor, materials, and restaurant equipment;
▪recruitment and training of qualified personnel in the local market;
▪our ability to obtain all required governmental permits in a timely manner, including zoning approvals;

Shake Shack Inc. Form 10-K | 20

▪our ability to control construction and development costs of new Shacks, particularly in inflationary environments and including the impacts of tariffs or the responses of other governments, consumers or suppliers to U.S. imposed tariffs;
▪competition in new markets, including competition for appropriate sites;
▪the risk of opening too many Shacks in a particular location, or in too close proximity;
▪failure of the landlords to timely deliver real estate to us and other landlord delays;
▪proximity of potential sites to an existing Shack, and the impact of cannibalization on future growth;
▪anticipated commercial, residential and infrastructure development near our new Shacks; and
▪cost and availability of capital to fund construction costs and pre-opening costs.

Accordingly, we cannot assure you that we will be able to successfully expand as we may not correctly analyze the suitability of a location or anticipate all of the challenges imposed by expanding our operations. In fiscal 2024, we closed nine underperforming Company-operated Shacks, and, if we identify other underperforming Shacks in the future, we may be required to close additional Shacks. Our growth strategy, and the substantial investment associated with the development of each new Company-operated Shack, may cause our operating results to fluctuate and be unpredictable or adversely affect our profits. In addition, as has happened when other restaurant concepts have tried to expand, we may find that our concept has limited appeal in new markets or we may experience a decline in the popularity of our concept in the markets in which we operate. If we are unable to expand in existing markets or penetrate new markets, our ability to increase our revenues and profitability may be materially harmed or we may face losses.
Our plans to open new Shacks, the ongoing need for capital expenditures at our existing Shacks and our ongoing digital enhancements require us to spend capital.
Our growth strategy depends on opening new Shacks and continuing our digital evolution, which will require us to use cash flows from operations. We cannot assure that cash flows from operations will be sufficient to allow us to implement our growth strategy. If these funds are not allocated efficiently among our various projects, or if any of these initiatives prove to be unsuccessful, we may experience reduced profitability and we could be required to delay a project or delay, significantly curtail, or eliminate planned Shack openings, which could have a material adverse effect on our business, financial condition and results of operations.
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
We plan to open Company-operated Shacks in markets where we have little or no operating experience. Shacks we open in new markets may take longer to reach expected Shack sales and profit levels on a consistent basis, may be less profitable on average than our current base of Shacks and may have higher construction, occupancy or operating costs than Shacks we open in existing markets. New markets may have competitive conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets. We may need to make greater investments than we originally planned in advertising and promotional activity in new markets to build brand awareness. We may find it more difficult in new markets to hire, motivate and retain qualified team members who share our values. We may also incur higher costs from entering new markets if, for example, we assign area directors to manage comparatively fewer Shacks than we assign in more developed markets. Also, until we attain a critical mass in a market, the Shacks we do open may incur higher food distribution costs and reduced operating leverage. As a result, these new Shacks may be less successful or may achieve target Restaurant-level profit margins at a slower rate, if ever. If we do not successfully execute our plans to enter new markets, our business, financial condition or results of operations could be adversely affected.

Shake Shack Inc. Form 10-K | 21

During fiscal 2024, we closed nine underperforming Company-operated Shacks in California, Ohio and Texas as these Shacks were not projected to provide acceptable returns in the foreseeable future, in part due to changes in the trade area and the negative impact on other Shacks within their proximity by cannibalizing sales. If other Shacks are identified as non-performing, we may be required to close additional Shacks.
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
Our investments to enhance the guest experience through expanding the availability of our drive-thru options has required and will continue to require significant capital expenditures and may not generate the expected returns.
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
The level of same-Shack sales growth, which represents the change in year-over-year revenues for Company-operated Shacks open for 24 full months or longer, could affect our overall Shack sales growth. Our ability to increase same-Shack sales depends, in part, on our ability to successfully implement our initiatives to build Shack sales. It is possible such initiatives will not be

Shake Shack Inc. Form 10-K | 22

successful, that we will not achieve our target same-Shack sales growth or that same-Shack sales growth could be negative, which may cause a decrease in Shack sales and profit growth that would adversely affect our business, financial condition or results of operations.
Our purpose to Stand For Something Good subjects us to risks.
Our purpose to Stand For Something Good is a significant part of our business strategy and who we are as a Company. It's our commitment to all that is good in the world and is a reflection of how we embrace our values both internally and externally. We pride ourselves on sourcing premium ingredients from like-minded producers — 100% all-natural proteins with no added hormones or antibiotics that are humanely raised and source verified. We are dedicated to using sustainable materials and equipment whenever possible, and distinctive furniture and fixtures that advance our sustainability initiatives, as well as being committed to achieving ethical and humane practices for the animals in our supply chain. We also strive to be the best employer and a good citizen in each community we call home.
We do, however, face many challenges in carrying out our purpose to Stand For Something Good. We incur higher costs and other risks associated with purchasing high quality ingredients grown or raised with an emphasis on quality and responsible practices and paying highly competitive compensation to our team members. As a result, our food and labor costs may be significantly higher than other companies who do not source high quality ingredients or pay above minimum wage. Additionally, the supply for high quality ingredients may be limited and it may take us longer to identify and secure relationships with suppliers that are able to meet our quality standards and have sufficient quantities to support our growing business. If we are unable to obtain a sufficient and consistent supply for our ingredients on a cost-effective basis, our food costs could increase or we may experience supply interruptions which could have an adverse effect on our operating margins. Additionally, some of our competitors have announced initiatives to offer better quality ingredients, such as antibiotic-free and fresh meat. If this trend continues, it could further limit our supply for certain ingredients and we may lose our competitive advantage as it will be more difficult to differentiate ourselves.
Because we hold ourselves to such high standards, and because we believe our guests have come to have high expectations of us, we may be more severely affected by negative reports or publicity if we fail, or are believed to have failed, to comply with our own standards. The damage to our reputation may be greater than other companies that do not have similar values as us, and it may take us longer to recover from such an incident and gain back the trust of our guests. Our purpose to Stand For Something Good also exposes us to criticism from special interest groups who have different opinions regarding certain food issues or who believe we should pursue different strategies and goals. Any adverse publicity that results from such criticism could damage our brand and adversely affect guest traffic.
We believe that our Stand For Something Good purpose has been a major contributing factor in our past success because we believe consumers are increasingly focused on where their food comes from and how it is made, and that consumers want to associate themselves with brands whose ethos matches that of their own. However, if these trends change we may no longer be able to successfully compete with other restaurants who share different values than us.
We have a limited number of suppliers for our major products and rely on one national distribution company for the majority of our domestic distribution needs. If our suppliers or distributor are unable to fulfill their obligations under our arrangements with them, we could encounter supply shortages and incur higher costs.
We have a limited number of suppliers for our major ingredients, including beef patties, chicken, potato buns, custard, portobello mushrooms and cheese sauce. During fiscal 2024, we purchased our (i) ground beef patties from 10 approved ground beef processors, with approximately 40% of our ground beef patties from one supplier; (ii) chicken breasts from two suppliers; (iii) potato buns from two suppliers; (iv) custard base from four suppliers; (v) 'Shroom Burgers from one supplier; (vi) crinkle cut fries from three suppliers; and (vii) ShackSauce from one supplier. Due to this concentration of suppliers, the cancellation of our supply arrangements with any one of these suppliers or the disruption, delay or inability of these suppliers to deliver these major products to our Shacks may materially and adversely affect our results of operations while we establish alternate distribution channels. In addition, if our suppliers fail to comply with food safety or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted. We cannot assure you that we would be able to find replacement suppliers on commercially reasonable terms or a timely basis, if at all.

Shake Shack Inc. Form 10-K | 23

We contract with one distributor, which we refer to as our "broadline" distributor, to provide virtually all of our food distribution services in the United States. As of December 25, 2024, approximately 95% of certain food and beverage ingredients, including chicken, fries and custard, collectively representing 45% of our purchases, were processed through our broadline distributor for distribution and delivery to each Shack. As of December 25, 2024, we utilized 20 affiliated distribution centers and each distribution center carries two to three weeks of inventory for our core ingredients. In the event of a catastrophe, such as a fire, our broadline distributor can supply the Shacks affected by their respective distribution center from another affiliated distribution center. If a catastrophe were to occur at the distribution center that services the Shacks located in New York and northern New Jersey, we would be at immediate risk of product shortages because that distribution center supplies our domestic licensed Shacks as well as approximately 20% of our Company-operated Shacks as of December 25, 2024, which collectively represented 24% of our Shack sales for fiscal 2024. The other 19 distribution centers collectively supply the other 80% of our Company-operated Shacks, which represented the remaining 76% of our Shack sales.
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
Shake Shack is a growing brand, and we incur costs and expend other resources in our marketing efforts to attract and retain guests. Our strategy primarily includes public relations, digital and social media, promotions, commercials on streaming platforms, and in-store messaging, which typically require less marketing spend as compared to traditional marketing programs. As the number of Shacks increases, and as we expand into new markets, we expect to increase our investment in advertising and promotional activities, including targeted marketing offers to unique guest segments and incentivizing and rewarding loyal guests.
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
We rely, in part, on our licensees and the manner in which they operate their Shacks to develop and promote our business. As of December 25, 2024, 11 licensees operated all of our domestic licensed Shacks and 10 licensees operated all of our international licensed Shacks, with one such licensee operating 34% of our international licensed Shacks and one such licensee operating 32% of our domestic licensed Shacks. Our licensees are required to operate their Shacks according to the specific guidelines we set forth, which are essential to maintaining brand integrity and reputation, all laws and regulations applicable to Shake Shack and its subsidiaries, and all laws and regulations applicable in the countries in which Shake Shack operates. We provide training to these licensees to integrate them into our operating strategy and culture. However, since we do not have day-to-day control over these Shacks, we cannot give assurance that there will not be differences in product and service quality, operations, labor law enforcement, marketing or that there will be adherence to all of our guidelines and applicable laws at these Shacks. In addition, if our licensees fail to make investments necessary to maintain or improve their Shacks, guest preference for the Shake

Shake Shack Inc. Form 10-K | 24

Shack brand could suffer. Failure of these Shacks to operate effectively could adversely affect the results of operations from our licensed business or have a negative impact on our reputation.
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
Although we have developed criteria to evaluate and screen prospective developers and licensees, we cannot be certain that the developers and licensees we select will have the business acumen necessary to open and operate successful licensed Shacks in their territory. Our licensees compete for guests with other restaurants in their geographic markets, and the ability of our licensees to compete for guests directly impacts our business, financial condition and results of operations, as well as the desirability of our brand to prospective licensees. Our licensees also compete for team members and may not be able to recruit a sufficient number of individuals to meet their needs or retain qualified individuals to maintain operations. Licensees may not have access to the financial or management resources that they need to open the Shacks contemplated by their agreements with us or to be able to find suitable sites on which to develop them, or they may elect to cease development for other reasons. Licensees may not be able to negotiate acceptable lease or purchase terms for the sites, obtain the necessary permits and governmental approvals or meet construction schedules. Additionally, financing from banks and other financial institutions may not always be available to licensees to construct and open new Shacks. Any of these problems could slow our growth from licensed operations and reduce our licensing revenues.
If we fail to maintain our corporate culture, our relationships with our team members and guests could be negatively affected.
We take great pride in our culture and believe that it is an extremely important factor in our success. We believe that our culture of Enlightened Hospitality and our purpose to Stand For Something Good creates a truly differentiated experience for our guests and is one of the reasons guests choose to dine with us and team members choose us as a place of employment. If we are unable to maintain our culture, especially as we continue to rapidly grow and expand in new markets, our reputation may be damaged, we may lose the trust of our guests, team member morale may be diminished and we may experience difficulty recruiting and retaining qualified team members. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.
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
Regardless of the source or cause, any report of food-borne illnesses or food safety issues, whether or not accurate, at one or more of our Shacks, including Shacks operated by our licensees, could adversely affect our brand and reputation, which in turn could result in reduced guest traffic and lower sales. Additionally, we believe that, because our purpose to Stand For Something Good promotes the use of premium ingredients, our guests have high expectations of us and we could be more severely affected by incidents of food-borne illnesses or food safety issues than some of our competitors who do not promote such standards. We

Shake Shack Inc. Form 10-K | 25

may also have a more difficult time recovering from a food-borne illness incident and may be required to incur significant costs to repair our reputation.
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
Additionally, consumer preferences could be affected by health concerns about the consumption of beef, our key ingredient. For example, livestock-based diseases such as “mad cow disease” or “avian flu” that could have implications for human health, or another virus, bacteria, parasite, or toxin infects the food supply (or is believed to have infected the food supply), regardless of whether our supply chain is affected, guests may actively avoid consuming certain ingredients. A negative report or negative publicity surrounding such an incident, whether related to one of our Shacks or to a competitor in the industry, may have an adverse impact on demand for our food and could result in a material decrease in guest traffic and lower sales.
Rising labor costs and difficulties recruiting and retaining the right team members could adversely affect our business.
As our culture remains an important factor to our success, it in part depends on our ability to recruit, develop and reward high performing teams with a sufficient number of qualified managers and team members to meet the needs of our existing Shacks and to staff new Shacks. We aim to hire talented people who have integrity, who are warm, motivated, self-aware, intellectually curious, and possess the competencies and skills to continue to foster our growth. We value people who are excited and committed to high performance, remarkable and enriching hospitality, embodying our culture, and actively growing themselves and the brand.
In many markets, competition for qualified individuals is intense and we may be unable to identify and recruit a sufficient number of individuals to meet our growing needs, especially in markets where our brand is less established. As a result, because we aim to hire the best people, we may be required to pay higher wages and provide greater benefits. Our commitment to taking care of our team members may cause us to incur higher labor costs compared to our competitors . Additionally, several states in which we operate have enacted minimum wage increases and it is possible that other states or the federal government could also enact minimum wage increases, scheduling and benefit changes and increased health care and workers' compensation insurance costs. Such increases have and may continue to cause an increase to our labor and related expenses and cause our Restaurant-level profit margins to decline. In the event there are additional minimum wage increases, rises in team member turnover or other legislation related to team member benefits are enacted or changed, such as the Affordable Care Act, we may be required to implement additional pay increases or provide additional benefits in the future in order to continue to build teams with the most qualified people, which may put further pressure on our operating margins by increasing costs. Overall, we expect wages at all levels to continue to increase in the near term and we expect these rising wages to add pressure to our operating profit.
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
Increased food commodity and energy costs could decrease our Restaurant-level profit margins or cause us to limit or otherwise modify our menu, which could adversely affect our business.
Our profitability depends, in part, on our ability to anticipate and react to changes in the price and availability of food commodities, including among other things beef, poultry, fries, grains, dairy, and produce. Prices may be affected due to market

Shake Shack Inc. Form 10-K | 26

changes, increased competition, the general risk of inflation, the impacts of tariffs or the responses of other governments, consumers or suppliers to U.S. imposed tariffs, shortages or interruptions in supply due to weather, disease or other conditions beyond our control, or other reasons. For example, the current avian flu has impacts on the costs of poultry and eggs. Other events, including events for products we do not serve, could increase commodity prices or cause shortages that could affect the cost and quality of the items we buy or require us to further raise prices or limit our menu items. Furthermore, increasing weather volatility or other long-term changes in global weather patterns, including any changes associated with global climate change, could have a significant impact on the price or availability of some of our ingredients. These events, combined with other more general economic and demographic conditions, could impact our pricing and negatively affect our Shack sales and Restaurant-level profit margins. While we have been able to partially offset inflation and other changes in the costs of core operating resources by increasing menu prices, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. From time to time, competitive conditions could limit our menu pricing flexibility. In addition, macroeconomic conditions could make additional menu price increases imprudent. There can be no assurance that future cost increases can be offset by increased menu prices or that increased menu prices will be fully absorbed by our guests without any resulting change to their visit frequencies or purchasing patterns. In addition, there can be no assurance that we will generate same-Shack sales growth in an amount sufficient to offset inflationary or other cost pressures.
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
Recognizing the option to provide delivery services throughout the restaurant industry, we understand the importance of providing such services to meet our guests wherever and whenever they want. We have invested in marketing to promote our delivery partnerships, which could negatively impact our profitability if the business does not continue to expand. We rely on third-party service providers to fulfill delivery orders timely and in a fashion that will satisfy our guests. Errors in providing adequate delivery services may result in guest dissatisfaction, which could also result in loss of guest retention, loss in sales and damage to our brand image. Additionally, as with any third party handling food, such delivery services increase the risk of food tampering while in transit. We developed sealed packaging to provide some deterrence against such potential food tampering.

Shake Shack Inc. Form 10-K | 27

We are also subject to risk if there is a shortage of delivery drivers, which could result in a failure to meet our guests' expectations.
Third-party delivery services within the restaurant industry is a competitive environment and includes a number of players competing for market share. If our third-party delivery partners fail to effectively compete with other third-party delivery providers in the sector, our delivery business may suffer resulting in a loss of sales. If any third-party delivery provider we partner with experiences damage to their brand image, we may also see ramifications due to our partnership with them. Additionally, some of our competitors have greater financial resources to spend on marketing and advertising around their digital and delivery campaigns than we are able to at this time. Should our competitors increase their spend in these areas, or if our advertising and promotions are less effective than our competitors, there could be an adverse impact on our business in this space. Third-party delivery services within the restaurant industry typically charge restaurants a fee per order. We currently have contracts with our major delivery service providers for a fixed period of time. However, there is uncertainty as to how these fees will evolve. In fiscal 2024, we continued with the implementation of menu price increases on our third-party delivery platforms to help offset a portion of this fee; the higher menu prices could result in loss of sales.
We face significant competition for guests, and if we are unable to compete effectively, our business could be adversely affected.
The restaurant industry is intensely competitive with many well-established companies that compete directly and indirectly with us with respect to taste, menu, price, food quality, service, value, design and location. We compete in the restaurant industry with multi-unit national, regional and locally-owned and/or operated limited-service restaurants and full-service restaurants. We compete with (i) restaurants, (ii) other fast casual restaurants, (iii) quick service restaurants, and (iv) casual dining restaurants. Our competitors may operate company-owned restaurants, franchised restaurants or some combination. Many of our competitors offer breakfast, lunch and dinner, as well as dine-in, carry-out and delivery services. We may also compete with companies outside of the traditional restaurant industry, such as grocery store chains, meal subscription services and delicatessens, especially those that target guests who seek high-quality food, as well as convenience food stores, cafeterias and other dining outlets. Many of our competitors have existed longer than we have and may have a more established market presence, better locations and greater name recognition nationally or in some of the local markets in which we operate or plan to open Shacks. Some of our competitors may also have significantly greater financial, marketing, personnel and other resources than we do. They may also operate more restaurants than we do and be able to take advantage of greater economies of scale than we can given our current size.
Our competition continues to intensify as new competitors enter the burger, fast casual, quick service and casual dining segments. Many of our competitors emphasize low cost "value meal" menu items or other programs that provide price discounts on their menu items, a strategy we are currently testing. We also face increasing competitive pressures from some of our competitors who have announced initiatives to offer better quality ingredients, such as antibiotic-free meat.
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
Additionally, as we continue to expand upon our digital strategy and offer more ways to reach our guests through digital channels, such as the app, web ordering and delivery, we compete with other competitors who currently, or are beginning to, offer the same options as well as new and improved technologies. With these digital channels, there is also an increased opportunity for guest credit card fraud to occur, which may have a negative impact on guest traffic and our reputation temporarily.
Our continued success depends, in part, on the continued popularity of our menu and the experience we offer guests at our Shacks. If we are unable to continue to compete effectively on any of the factors mentioned above, our traffic, Shack sales and Restaurant-level profit margins could decline and our business, financial condition and results of operations would be adversely affected.

Shake Shack Inc. Form 10-K | 28

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
Our burgers depend on the availability of our proprietary ground beef blend. Availability of our blend depends on two different components: raw material supplied by the slaughterhouses and ground and formed beef patties supplied by regional processors who further process and convert whole muscle purchased from the slaughterhouses. The primary risk we face is with our regional processors. If there is an interruption of operation at any one of our regional processor's facilities, we face an immediate risk because each Shack typically has less than three days of beef patty inventory on hand. However, we have agreements with our regional processors to provide an alternate back-up supply in the event of a disruption in their operations. In addition, our second largest regional processor can, in an emergency, supply us in the event of a disruption of operations at one of our beef processors through our broadline distributor's network, but there would be a delay in availability due to production and shipping.
As of December 25, 2024, we have nine approved raw beef suppliers and nine approved beef processors in the U.S. If there is a supply issue with all U.S. raw beef, we have 21 approved raw beef suppliers and 13 approved beef processors in other countries. The risks to using international suppliers are shipping lead time, shipping costs, potential import duties and U.S. customs delays. Should there become a need to utilize international suppliers, it is unknown at this time how long it would take and at what cost imports would be, but the delay and cost would likely be adverse to our business.
Inflationary environment poses a risk to broader demand for restaurants, including ours.
Our continued success depends on our guests' ability and willingness to pay for rising menu prices across our channels. The restaurant industry broadly has faced widespread inflation in recent years, and is likely to continue to face inflationary pressures for the foreseeable future. In a bid to help offset these additional cost pressures, many restaurants have raised menu prices as well as charge a premium price through third-party delivery channels. There is risk that guests may not absorb our price increases, resulting in changes to their visit frequencies or purchasing patterns. As of December 2024 and December 2023, the U.S. Bureau of Labor and Statistics reported increases in year-on-year inflation of 3.6% and 5.2%, respectively in the Food Away From Home index and 3.7% and 5.9%, respectively in the Limited-Service Meals index.
Pandemics or disease outbreaks, such as the COVID-19 pandemic, have disrupted, and may continue to disrupt our business, results of operations and our financial condition.
Disease outbreaks have historically posed significant challenges to public health and economic stability, with varying impacts depending on the nature of the disease and the responses undertaken. The COVID-19 pandemic, for instance, was officially declared a global pandemic by the World Health Organization in March 2020 and its emergency status ended in May 2023. Throughout the COVID-19 pandemic, state and local governments in the U.S. and throughout the world alternated between removing and easing certain restrictions and reintroducing restrictions on businesses, such as imposing curfews, restrictions on public gatherings, human interactions and restaurant operations, depending on the severity of local or regional outbreaks. Additionally, changes in behavior and routine may disrupt consumer activity and foot traffic in our Shacks, such as remote and hybrid work practices.
The significance of the operational and financial impact on the Company would depend on how long and widespread any potential disruptions caused by an outbreak may be, and the corresponding response to contain the viruses and treat those affected by it prove to be. Further, uncertain or changing economic and market conditions, including prolonged periods of high unemployment, staffing issues, inflation or deflation, prolonged weak consumer demand or a decrease in consumer discretionary spending, or political or other changes resulting from pandemics or other factors could continue to impact our business, sales and operating results.
Viruses such as COVID-19 may be transmitted through human contact and airborne delivery, and the risk of contracting viruses could cause team members or guests to avoid gathering in public places. Additionally, government authorities, from time to time, may impose curfews, restrictions on public gatherings, human interactions and restaurant operations which may impact our

Shake Shack Inc. Form 10-K | 29

ability to offer all sales channels at all Shacks. These restrictions and changing travel patterns may adversely affect our guest traffic and the ability to adequately staff our Shacks.
Additionally, if a significant percentage of our workforce or the workforce of our business partners may be unable to work due to reasons including illness or travel restrictions in connection with pandemics or disease outbreaks, our operations may be negatively impacted, which could have a material adverse effect on our business, financial condition and results of operations.
Our international licensed Shacks import many of our proprietary and other core ingredients from the United States and other countries. If this international supply chain is interrupted, our international licensed operations could encounter supply shortages and incur higher costs.
Our international licensed Shacks import many of our proprietary ingredients from the United States as well as other countries. For example, our proprietary blend of beef patties and/or raw materials for beef patties primarily originate from the United States, Australia and Uruguay and our mushrooms originate from the United States, United Kingdom, and China. We have worked to expand our international supply chain with secondary suppliers for various key ingredients across most of our licensed markets. While we have established secondary supply solutions for some of these ingredients, we have not acquired secondary suppliers for all of them.
Due to general volatility in the supply chain and global ocean freight disruptions, our guidance to our licensed partners is to carry at least three months of inventory to allow for delays or interruptions in the supply chain. Specifically, we have had past and ongoing issues ensuring that timely and adequate supplies reach our international licensed Shacks. Our licensees delegate the supply function to their internal or third-party logistics providers in each country in which they operate, with which we have limited and restricted communication, preventing us from exercising direct control or instruction over such entities.
If our international licensed Shacks are unable to obtain our proprietary ingredients in the necessary quantities in a timely fashion as a result of logistics issues, the impacts of tariffs or the response of other governments, consumers or suppliers to U.S.-imposed tariffs, sanctions or other challenges, it could harm its business and adversely affect the licensing revenue we receive, adversely impacting our business, financial condition and results of operations.
We are subject to risks associated with leasing property subject to long-term leases.

We do not own any real property and all of our Company-operated Shacks are located on leased premises. The leases for our Shacks generally have initial terms ranging from 10 to 15 years and typically include two five-year renewal options.
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
In recent years, there has been increased public focus by investors, environmental activists, the media, governmental and nongovernmental organizations and other stakeholders on a variety of environmental, sustainability, social and governance matters, commonly referred to as "ESG". With respect to the restaurant industry, concerns have been expressed regarding energy management, water management, food and packaging waste management, food safety, nutritional content, labor practices and supply chain and management of food sourcing. We have experienced pressure to make commitments relating to sustainability matters that affect companies in our industry, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability and the environment. If we are not effective in addressing environmental,

Shake Shack Inc. Form 10-K | 30

sustainability and social matters affecting our industry and meeting evolving stakeholder expectations, our brand image may suffer, which could lead to a loss of sales. Certain investors may choose not to invest in our securities if we do not meet their relevant ESG expectations, which may continue to evolve over time.
In addition, in recent years, "anti-ESG" sentiment has gained momentum across the U.S., with several states and Congress having proposed or enacted "anti-ESG" policies, legislation, or initiatives, and the President having recently issued an executive order opposing diversity and inclusion ("DEI") initiatives in the private sector. Institutional investors and proxy advisory firms have also updated their guidelines and expectations with respect to ESG and DEI initiatives. Such anti-ESG and anti-DEI-related policies, legislation, initiatives, litigation, and scrutiny could result in us facing additional compliance obligations, becoming the subject of investigations and enforcement actions, or sustaining reputational harm. We may also experience increased costs in order to execute upon our ESG strategy or to revise our ESG strategy to meet evolving expectations and the regulatory environment, and our ability to achieve any stated objective is subject to numerous factors and conditions, many of which are outside of our control. Any failure to meet evolving stakeholder expectations, or a perception of our failure to act appropriately with respect to environmental, sustainability, social or governance matters, could adversely affect our business and impact our reputation with investors, guests and other business partners and impact our ability to attract and retain team members. Additionally, this increased focus on ESG has resulted in and may result in new laws, regulations and requirements that could cause us to experience increased reporting or implementation costs or require us to make changes to our operations to comply with those laws, regulations and requirements. These increased costs could have an adverse impact on our business, financial condition and results of operations.
Restaurant companies have been the target of class action lawsuits and other proceedings that are costly, divert management attention and, if successful, could result in our payment of substantial damages or settlement costs.
Our business is subject to the risk of litigation by team members, guests, suppliers, licensees, stockholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. In recent years, restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted from time to time alleging violations of various federal and state wage and hour laws regarding, among other things, team member meal-time deductions, overtime eligibility of exempt managers and failure to pay for all hours worked.
Occasionally, our guests file complaints or lawsuits against us alleging that we are responsible for an alleged illness or injury they suffered at or after a visit to one of our Shacks, including actions seeking damages resulting from alleged food-borne illness or accidents in our Shacks. We are also subject to a variety of other claims from third parties arising in the ordinary course of our business, including contract claims. The restaurant industry has also been subject to claims that the menus and actions of restaurant chains have led to the obesity of certain of their guests.
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

Shake Shack Inc. Form 10-K | 31

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

Shake Shack Inc. Form 10-K | 32

Changes in economic conditions, both domestically and internationally, could materially affect our business, financial condition and results of operations.
The restaurant industry depends on consumer discretionary spending, and any economic downturn or disruptions in the overall economy, including high inflation rates, high unemployment, financial market volatility and unpredictability, and political unrest and protests, may cause a related reduction in consumer confidence, which negatively affects the restaurant industry. These factors, as well as national, regional and local regulatory and economic conditions, gasoline prices, energy and other utility costs, conditions in the residential real estate and mortgage markets, health care costs, access to credit, disposable consumer income and consumer confidence, affect discretionary consumer spending. Furthermore, with some of our Shacks located in or near retail malls, general declines in mall traffic experienced by the retail industry over the last several years in general may negatively affect us.
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
Because many of our Company-operated Shacks are concentrated in local or regional areas, we are susceptible to economic and other trends and developments, including adverse weather conditions, in these areas.
Since our founding, we have built some of the industry's favorite community gathering places. As a result, much of our real estate footprint has been centered in urban, office, travel and dynamic traffic-driving sales environments. Our urban Shacks make up approximately 35% of our total Company-operated Shacks as of December 25, 2024. Additionally, our financial performance is highly dependent on Shacks located along both the East and West Coasts. As a result, adverse economic conditions in any of these markets or regions could have a material adverse effect on our overall results of operations. In addition, given our geographic concentrations, negative publicity regarding any of our Shacks in these areas and other regional occurrences such as local strikes, terrorist attacks, increases in energy prices, inclement weather or natural or man-made disasters could have a material adverse effect on our business and operations.
In particular, adverse weather conditions, such as regional winter storms, floods, severe thunderstorms and hurricanes, could negatively impact our results of operations. Temporary or prolonged Shack closures may occur and guest traffic may decline due to the actual or perceived effects of future weather related events.
Security breaches of either confidential guest information in connection with, among other things, our electronic processing of credit and debit card transactions; kiosk, app, or web ordering; or confidential team member information may adversely affect our business.
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

Shake Shack Inc. Form 10-K | 33

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
Additionally, as technology systems continue to evolve and as consumers adopt new technologies, such as the use of artificial intelligence, we may need to enhance our systems or modify our strategies in order to remain relevant in our industry and to our guests. If we are unable to successfully identify and implement new and emerging technologies, our business could be adversely affected.
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
As of December 25, 2024, 206 of our 250 licensed Shacks are located outside the United States and we expect to continue to expand our licensed operations internationally. As a result, we are and will be, on an increasing basis, subject to the risks of doing business outside the United States, including:
▪changes in foreign currency exchange rates or currency restructurings and hyperinflation or deflation in the countries in which we operate;

Shake Shack Inc. Form 10-K | 34

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

Shake Shack Inc. Form 10-K | 35

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
We maintain various insurance policies, including for team member health, workers' compensation, general liability, employment practices, and property damage. We believe that we maintain insurance customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Such losses could have a material adverse effect on our business and results of operations.
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
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. It also requires management to perform an annual assessment of the effectiveness of our internal control over financial reporting and disclosure of any material weaknesses in such controls. We are required to have our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. As previously disclosed, we identified a material weakness in our internal control over financial reporting as of the end of our fiscal year ended December 27, 2023, in connection with management review internal controls over the calculation of state deferred taxes and the related income tax expense (benefit). Although we have remediated this material

Shake Shack Inc. Form 10-K | 36

weakness and concluded that our internal control over financial reporting was effective as of December 25, 2024, we can provide no assurance that the measures taken to remediate the material weakness identified in connection with the restatement will continue to be effective in the future. Moreover, additional material weaknesses or restatements of financial results may arise in the future due to a failure to implement and maintain adequate internal control over financial reporting as a result of circumvention of these controls. Any failure to remediate a material weakness, or to develop or maintain effective controls, or any difficulties encountered in the implementation or improvement of such controls, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods, such as the restatement of our previously issued consolidated financial statements described in more detail in this Annual Report on Form 10-K. Any failure to remediate a material weakness, or to implement and maintain effective internal control over financial reporting also could adversely affect the results of management evaluations and independent registered public accounting firm audits of our internal control over financial reporting that we are required to include in our periodic reports that will be filed with the SEC.
In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements. In general, remediation measures may be time consuming and costly, and there is no assurance that any such initiatives will ultimately have the intended effects. Any failure to maintain effective internal control over financial reporting could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the NYSE, the SEC or other regulatory authorities, or other potential claims or litigation. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
The SEC has adopted rules relating to cybersecurity which have required us to develop, implement and maintain effective controls with respect to these new obligations. In addition, California has approved climate change rules, including the requirement to provide a climate-related financial risk report, which will require effective internal controls. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which may have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE.
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
We are subject to extensive federal, state, local and foreign laws and regulations, as well as other statutory and regulatory requirements, including those related to:
▪Nutritional content labeling and disclosure requirements - There are various legislative, regulatory and consumer-focused requirements on the food industry including nutritional and advertising practices. These changes have resulted in, and may continue to result in, the enactment of laws and regulations that impact the ingredients and nutritional content of our menu items, or laws and regulations requiring us to disclose the nutritional content of our food offerings. For example, a number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information to guests, or have enacted legislation restricting the use of certain types of ingredients in restaurants. These labeling laws may change consumer buying habits in a way that adversely impacts our sales. Additionally, an unfavorable report on, or reaction to, our menu ingredients, the size of our portions or the nutritional content of our menu items could negatively influence the demand for our offerings.

Shake Shack Inc. Form 10-K | 37

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
▪Employment regulations - We are subject to various federal and state laws governing our employment practices, including laws relating to minimum wage requirements, team member classifications as exempt or non-exempt, payroll and unemployment tax laws, requirements to provide meal and rest periods or other benefits, family leave mandates, requirements regarding working conditions and accommodations to certain team members, citizenship and work authorization requirements, insurance and workers' compensation rules, scheduling notification requirements, and anti-discrimination laws. Compliance with these regulations is costly and requires significant resources. For example, the Fair Workweek legislation implemented in New York City requires fast food employers to provide team members with specified notice in scheduling changes and pay premiums for changes made to team members' schedules, among other requirements. Similar legislation has been and may be enacted in other jurisdictions in which we operate as well, and in turn, could result in increased costs. Additionally, we may suffer losses from or incur significant costs to defend claims alleging non-compliance. Although none of our team members are currently covered under collective bargaining agreements, certain team members of other companies in our industry have recently become unionized, and our team members may elect to be represented by labor unions in the future. If a significant number of our team members were to become unionized and collective bargaining agreement terms were significantly different from our current compensation arrangements, it could adversely affect our business, financial condition and results of operations. In addition, a labor dispute involving some or all of our team members may harm our reputation, disrupt our operations and reduce our revenues, and resolution of disputes may increase our costs. Further, if we enter into a new market with unionized construction companies, or the construction companies in our current markets become unionized, construction and build costs for new Shacks in such markets could materially increase.
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

Shake Shack Inc. Form 10-K | 38

▪Privacy and cybersecurity - Our business requires the collection, transmission and retention of large volumes of guest and team member data, including credit and debit card numbers and other personally identifiable information. The collection and use of such information is regulated at the federal and state levels, as well as internationally. Regulatory requirements, both domestic and abroad, have been changing with increasing regulation relating to the privacy, security and protection of data. Such regulatory requirements may become more prevalent in other states and jurisdictions as well. It is our responsibility to ensure we are complying with these laws by taking the appropriate measures as well as monitoring our practices as these laws continue to evolve. As our environment continues to expand in this digital age and reliance upon new technologies becomes more prevalent, it is imperative we secure the private and sensitive information we collect. Failure to do so, whether through fault of our own information systems or those of outsourced third-party providers, could not only cause us to fail to comply with these laws and regulations, but also could cause us to face litigation and penalties that could adversely affect our business, financial condition and results of operations. Our brand's reputation and our image as an employer could also be harmed by these types of security breaches or regulatory violations.
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
As of December 25, 2024, our federal and state net operating loss (“NOL”) carryforwards, for income tax purposes were $615.8 million and $334.4 million, respectively. Of the federal NOL carryforward, $563.9 million can be carried forward indefinitely, while the remaining $51.9 million will begin to expire in 2035. Similarly, of the state NOL carryforward, $106.7 million can be carried forward indefinitely, while the remaining $227.7 million will begin to expire in 2025. Federal NOLs incurred in taxable years beginning after December 31, 2017 will be carried forward indefinitely, but the deductibility of federal NOLs in taxable years beginning after December 31, 2020, is subject to certain limitations.
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

Shake Shack Inc. Form 10-K | 39

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
Additionally, SSE Holdings is classified as a partnership for U.S. federal income tax purposes, and the SSE Holdings LLC Agreement restricts transfers of LLC Interests that would cause SSE Holdings to be treated as a "publicly traded partnership" for U.S. federal income tax purposes. If the Internal Revenue Service ("IRS") were to contend successfully that SSE Holdings should be treated as a “publicly traded partnership” for U.S. federal income tax purposes, SSE Holdings would be treated as a corporation for U.S. federal income tax purposes and thus would be subject to entity-level tax on its taxable income, which could have a material adverse effect on our results of operations, financial position and cash flows.
RISKS RELATED TO OUR ORGANIZATIONAL STRUCTURE

Shake Shack has non-controlling interest holders, whose interests may differ from those of our public stockholders.
As of December 25, 2024, the non-controlling interest holders control approximately 13.2% of the combined voting power of our common stock through their ownership of both our Class A and Class B common stock. The non-controlling interest holders, for the foreseeable future, have influence over corporate management and affairs, as well as matters requiring stockholder approval. The non-controlling interest holders are able to, subject to applicable law and the voting arrangements, participate in the election of majority of the members of our Board of Directors and actions to be taken by us and our Board of Directors, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. It is possible that the interests of the non-controlling interest holders may in some circumstances conflict with our interests and the interests of our other stockholders. For example, the non-controlling interest holders may have different tax positions from us, especially in light of the tax receivable agreement we entered into with the non-controlling interest holders that provides for the payment by us to the non-controlling interest holders of 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize. This could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when Shake Shack should terminate the Tax Receivable Agreement and accelerate its obligations thereunder. In addition, the determination of future tax reporting positions, the structuring of future transactions and the handling of any future challenges by any taxing authorities to our tax reporting positions may take into consideration these non-controlling interest holders' tax or other considerations, which may differ from the considerations of us or our other stockholders.
In addition, certain of the non-controlling interest holders may hold, and may from time to time in the future acquire interests in or provide advice to businesses that directly or indirectly compete with certain portions of our business or the business of our

Shake Shack Inc. Form 10-K | 40

suppliers. Our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, none of the non-controlling interest holders or any director who is not employed by us or his or her affiliates has any duty to refrain from engaging in a corporate opportunity in the same or similar lines of business as us. The non-controlling interest holders may also pursue acquisitions that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.
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
As of December 25, 2024, we have an aggregate of 159,931,932 shares of Class A common stock authorized but unissued, including 2,455,713 shares of Class A common stock issuable upon the redemption or exchange of LLC Interests held by the non-controlling interest holders. Subject to certain restrictions set forth in the SSE Holdings LLC Agreement, the non-controlling interest holders are entitled to have their LLC Interests redeemed or exchanged for shares of our Class A common stock.
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
As a public company, we incur significant legal, accounting, insurance and other expenses that we would not incur as a private company, including costs associated with public company reporting requirements. We have also incurred and will continue to incur costs associated with compliance with the Sarbanes-Oxley Act and related rules implemented by the SEC. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing, and in addition to new climate change rules approved in California, the SEC has adopted rules relating to cybersecurity and may in the future implement additional regulatory requirements. These rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming. These laws and regulations also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits

Shake Shack Inc. Form 10-K | 41

and coverage or incur substantially higher costs to obtain the same or similar coverage. Furthermore, if we are unable to continue to satisfy our obligations as a public company, we would be subject to delisting our common stock, fines, sanctions and other regulatory action and potentially civil litigation.
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

Shake Shack Inc. Form 10-K | 42

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

Shake Shack Inc. Form 10-K | 43

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

Shake Shack Inc. Form 10-K | 44

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
Our cybersecurity risk management program is informed by the National Institute of Standards and Technology (‘NIST’) Cybersecurity Framework (‘CSF’) and incorporates its principles in assessing, identifying, and managing cybersecurity risks relevant to our business. While we leverage the NIST CSF as a foundational guide, our program is tailored to our specific operational and risk environment.
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
▪A security team led by our Chief Information and Technology Officer principally responsible for managing our (1) cybersecurity risk assessment processes, (2) security controls, and (3) response to cybersecurity incidents;
▪the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls and designed to anticipate cyber-attacks and prevent breaches;

Shake Shack Inc. Form 10-K | 45

▪cybersecurity awareness training of our employees, incident response personnel, and senior management;
▪a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
▪a structured third-party risk management program that includes due diligence, contractual security requirements, and continuous monitoring for service providers, suppliers, and vendors to mitigate risks associated with external partnerships..
Cybersecurity risks are actively monitored through continuous security assessments, real-time threat intelligence, and adaptive security controls, enable proactive adjustments to our security program as threats evolve. As part of our ongoing cybersecurity risk management program, we have from time-to-time identified risks or threats to our digital and corporate systems, including attempts to obtain team member credentials through bot and phishing attacks or through social engineering. While these risks and threats, as well as others we identify, require active and ongoing efforts to mitigate, we have not currently identified any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.
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
The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our Chief Information and Technology Officer ("CITO"), who has been designated as our Chief Information Security Officer ("CISO"), internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.
Our management team, including our CITO, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our cybersecurity risk management is led by our CITO, who has extensive experience in cybersecurity, information risk management, digital innovation, technology transformation, operations, and regulatory compliance. The CITO is supported by dedicated security professionals and external advisors to ensure a comprehensive and adaptive security strategy.
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

Shake Shack Inc. Form 10-K | 46

Item 2. Properties.
Our home office is located at 225 Varick Street, Suite 301, New York, NY 10014. We lease our home office, which is approximately 32,000 square feet and all of our Company-operated Shacks. We also lease an international office in Hong Kong. We do not own any real property, nor do we own or lease any property related to our licensed Shacks. The following table sets forth the number of Company-operated and licensed Shacks by geographic location as of December 25, 2024.

	Company- Operated	Licensed	Total
Alabama	1	—	1
Arizona	5	1	6
California	49	1	50
Colorado	9	1	10
Connecticut	8	—	8
Delaware	1	—	1
District of Columbia	6	1	7
Florida	22	2	24
Georgia	7	1	8
Illinois	12	—	12
Indiana	3	1	4
Kansas	1	—	1
Kentucky	1	—	1
Louisiana	3	1	4
Maryland	9	1	10
Massachusetts	15	1	16
Michigan	8	—	8
Minnesota	4	1	5
Missouri	6	3	9
Nevada	6	2	8
New Hampshire	1	—	1
New Jersey	19	7	26
New York	46	10	56
North Carolina	7	2	9
Ohio	7	1	8
Oregon	3	—	3
Pennsylvania	14	2	16
Rhode Island	3	—	3
Tennessee	5	1	6
Texas	26	2	28
Utah	4	1	5
Virginia	9	1	10
Washington	6	—	6
Wisconsin	3	—	3
DOMESTIC	329	44	373

Bahamas	—	1	1

Shake Shack Inc. Form 10-K | 47

Bahrain	—	3	3
Canada	—	2	2
Mainland China, Hong Kong and Macau	—	47	47
Israel	—	2	2
Japan	—	14	14
Kuwait	—	15	15
Malaysia	—	2	2
Mexico	—	18	18
Philippines	—	8	8
Qatar	—	5	5
Saudi Arabia	—	5	5
Singapore	—	10	10
South Korea	—	29	29
Thailand	—	4	4
Turkey	—	9	9
United Arab Emirates	—	15	15
United Kingdom	—	16	16
Wales	—	1	1
INTERNATIONAL	—	206	206

SYSTEM-WIDE	329	250	579

Item 3. Legal Proceedings
We are subject to various legal proceedings, claims and liabilities, such as employment-related claims and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance. As of December 25, 2024, we do not expect the amount of ultimate liability with respect to these matters to be material to the Company's financial condition, results of operations or cash flows.

Shake Shack Inc. Form 10-K | 48

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
MARKET INFORMATION

Our Class A common stock is traded on the New York Stock Exchange under the symbol "SHAK."
Our Class B common stock is not listed nor traded on any stock exchange.
HOLDERS OF RECORD

As of February 12, 2025, there were 159 shareholders of record of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or "street name" accounts through brokers. As of February 12, 2025, there were 16 shareholders of record of our Class B common stock.
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

Shake Shack Inc. Form 10-K | 49

STOCK PERFORMANCE GRAPH

The following graph and table illustrate the total return from December 25, 2019 through December 25, 2024 for (i) our Class A common stock, (ii) the Standard and Poor's 500 Index, and (iii) the Standard and Poor’s 600 Restaurants Index, assuming an investment of $100 on December 25, 2019 including the reinvestment of dividends, where applicable.
Comparison of 5 Year Cumulative Total Return

	12/25/2019	12/30/2020	12/29/2021	12/28/2022	12/27/2023	12/25/2024
Shake Shack Inc.	$100.00	$141.55	$116.95	$70.98	$126.67	$220.23
S&P 500 Index	100.00	118.40	152.39	124.79	157.59	197.02
S&P 600 Restaurants Index	100.00	126.87	121.51	96.84	117.55	139.43

Shake Shack Inc. Form 10-K | 50

Item 6. Selected Financial Data.
Not applicable.

Shake Shack Inc. Form 10-K | 51

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
This section and other parts of this Annual Report on Form 10-K (“Form 10-K”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different from the statements made herein. All statements other than statements of historical fact are forward-looking statements, including, but not limited to, statements about the Company's growth, including our long-term growth goals, strategic initiatives, and liquidity. Forward-looking statements discuss our current expectations, targets and projections relating to our financial position, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "aim," "anticipate," "believe," "estimate," "expect," "forecast," "future," "intend," "likely," "outlook," "potential," "preliminary," "project," "projection," "plan," "seek," "targets," "may," "could," "would," "will," "should," "can," "can have," the negatives thereof and other similar expressions.
Forward-looking statement reflect our current views with respect to future events and are based on certain assumptions and are subject to risks and uncertainties that could cause our actual results to differ materially from trends, plans, or expectations set forth in the forward-looking statement, as set forth in this Form 10-. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Form 10-K in the context of the risks and uncertainties disclosed in Part I, Item 1A of this Form 10-K under the heading "Risk Factors," in this Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in Item 7A "Quantitative and Qualitative Disclosures About Market Risk."
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

Shake Shack Inc. Form 10-K | 52

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
Our purpose is to Stand For Something Good in all aspects of our business, including the talented team we hire and train, the premium ingredients making up our menu, our community engagement and the design of our Shacks. Stand For Something Good is a call to action for all of our stakeholders — our team, guests, communities, suppliers and investors — and we actively invite them all to share in this philosophy with us. This commitment drives our integration into the local communities in which we operate and fosters a deep and lasting connection with our guests.
For discussion of our results of operations and changes in financial condition for fiscal 2023 compared to fiscal 2022 refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended December 27, 2023, filed on February 29, 2024.
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
Recent Business Trends
During the thirteen weeks ended December 25, 2024, we drove strength across the business as we grew Total revenue and same-Shack sales, and expanded our Restaurant-level profit margin as we delivered on our strategic priorities, including driving sales and improving how we manage labor in our Shacks. During the thirteen weeks ended December 25, 2024, we opened a total of 28 Shacks system-wide, including 19 Company-operated Shacks. As of December 25, 2024 there were 579 Shacks open globally.
Same-Shack sales for the thirteen weeks ended December 25, 2024 increased 4.3% compared to the same period last year, driven by a 4.8% increase in price mix, partially offset by a 0.5% decline in guest traffic. Same-Shack sales for the fifty-two weeks ended December 25, 2024 increased 3.6% compared to the same period last year, driven by a 4.3% increase in price mix, partially offset by a 0.7% decline in guest traffic. For the purpose of calculating same-Shack sales growth for the thirteen and fifty-two weeks ended December 25, 2024, Shack sales for 235 Shacks were included in the comparable Shack base.
Average weekly sales were $79,000 for the thirteen weeks ended December 25, 2024, compared to $76,000 for the same period last year, primarily driven by higher menu prices and the closure of nine underperforming Company-operated Shacks, partially offset by a decrease in items per check and guest traffic. Average weekly sales were $76,000 for the fifty-two weeks ended

Shake Shack Inc. Form 10-K | 53

December 25, 2024 compared to $75,000 for the same period last year, primarily driven by higher menu prices, partially offset by a decline in guest traffic.
System-wide sales increased 13.3% to $500.7 million for the thirteen weeks ended December 25, 2024, versus the same period last year. System-wide sales increased 13.0% to $1,922.7 million for the fifty-two weeks ended December 25, 2024, versus the same period last year. Average unit volume for Company-operated Shacks was $3.9 million for the fifty-two weeks ended December 25, 2024, which was flat compared to the same period last year.
Digital sales for the thirteen and fifty-two weeks ended December 25, 2024 decreased 20.1% and 20.3% respectively, compared to the same periods last year. Digital sales includes orders placed on the Shake Shack app, website and third-party delivery platforms, which represented 36.6% of Shack sales during the thirteen weeks ended December 25, 2024.

Shake Shack Inc. Form 10-K | 54

Development Highlights
During fiscal 2024, we opened 43 new Company-operated Shacks and 33 new licensed Shacks. There were six permanent licensed Shack closures and nine permanent Company-operated Shack closures in fiscal 2024. Below are Shacks opened during the fourth quarter of 2024.

Location	Type	Opening Date
Shanghai, China — Livat	Licensed	9/26/2024
San Jose, CA — Westgate Center	Company-operated	10/15/2024
Huntington Beach, CA — Huntington Beach	Company-operated	10/22/2024
Newport News, VA — Newport News	Company-operated	10/22/2024
Las Vegas, NV — Rhodes Ranch	Company-operated	10/28/2024
Novi, MI — Novi	Company-operated	11/5/2024
Tampa, FL — International Plaza	Company-operated	11/7/2024
San Jose, CA — Campbell	Company-operated	11/19/2024
Folsom, CA — Folsom	Company-operated	11/19/2024
Nashville, TN — River North Nashville	Company-operated	11/21/2024
Redlands, CA — Redlands	Company-operated	11/25/2024
Wrentham, MA — Wrentham	Company-operated	11/26/2024
Bangkok, Thailand — One Bangkok	Licensed	11/28/2024
Brea, CA — Brea	Company-operated	12/3/2024
Toronto, Canada — Union Station	Licensed	12/4/2024
Old Bridge, NJ — Old Bridge	Company-operated	12/5/2024
Tijiuana, Mexico — Tijiuana Airport	Licensed	12/5/2024
College Park, MD — College Park	Company-operated	12/10/2024
Birmingham, United Kingdom — Grand Central	Licensed	12/10/2024
Boston, MA — Boston Logan International Airport	Licensed	12/11/2024
St. Louis, MO — Enterprise Center Suite Level	Licensed	12/12/2024
Downey, CA — Downey	Company-operated	12/18/2024
Pittsburgh, PA — North Fayette	Company-operated	12/18/2024
Lutz, FL — Wesley Chapel	Company-operated	12/19/2024
Kuala Lumpur, Malaysia — Sunway Pyramid	Licensed	12/19/2024
Palm Desert, CA — El Paseo	Company-operated	12/20/2024
Philadelphia, PA — Fishtown	Company-operated	12/21/2024
Istanbul, Turkey — Mall of Istanbul	Licensed	12/25/2024

Shake Shack Inc. Form 10-K | 55

RESULTS OF OPERATIONS

The following table summarizes our results of operations for fiscal 2024 and fiscal 2023:

(dollar amounts in thousands)	2024		2023
Shack sales	$1,207,561	96.4%	$1,046,819	96.3%
Licensing revenue	45,047	3.6%	40,714	3.7%
TOTAL REVENUE	1,252,608	100.0%	1,087,533	100.0%
Shack-level operating expenses(1):
Food and paper costs	339,940	28.2%	305,041	29.1%
Labor and related expenses	338,750	28.1%	304,254	29.1%
Other operating expenses	178,381	14.8%	149,449	14.3%
Occupancy and related expenses	93,069	7.7%	79,846	7.6%
General and administrative expenses	149,047	11.9%	129,542	11.9%
Depreciation and amortization expense	102,468	8.2%	91,242	8.4%
Pre-opening costs	15,547	1.2%	19,231	1.8%
Impairments, loss on disposal of assets, and Shack closures	32,368	2.6%	3,007	0.3%
TOTAL EXPENSES	1,249,570	99.8%	1,081,612	99.5%
INCOME FROM OPERATIONS	3,038	0.2%	5,921	0.5%
Other income, net	13,251	1.1%	12,776	1.2%
Interest expense	(2,045)	(0.2)%	(1,717)	(0.2)%
INCOME BEFORE INCOME TAXES	14,244	1.1%	16,980	1.6%
Income tax expense (benefit)	3,424	0.3%	(4,010)	(0.4)%
NET INCOME	10,820	0.9%	20,990	1.9%
Less: Net income attributable to non-controlling interests	613	—%	726	0.1%
NET INCOME ATTRIBUTABLE TO SHAKE SHACK INC.	$10,207	0.8%	$20,264	1.9%
(1)As a percentage of Shack sales.

Shake Shack Inc. Form 10-K | 56

Shack Sales
Shack sales represent the aggregate sales of food, beverages and Shake Shack branded merchandise at our Company-operated Shacks and gift card breakage income. Shack sales in any period are directly influenced by the number of operating weeks in such period and the total number of open Shacks.

(dollar amounts in thousands)	2024	2023
Shack sales	$1,207,561	$1,046,819
Percentage of Total revenue	96.4%	96.3%
Dollar change compared to prior year	$160,742
Percentage change compared to prior year	15.4%
Shack sales for the fiscal year ended December 25, 2024 increased 15.4% to $1.2 billion versus the prior year. The increase was primarily due to increased menu prices, which contributed $64.0 million, as well as the opening of 43 new Company-operated Shacks during fiscal 2024, which contributed $63.9 million.
Licensing Revenue
Licensing revenue is comprised of license fees and opening fees and territory fees for certain licensed Shacks. License fees are calculated as a percentage of sales and territory fees are payments for the exclusive right to develop Shacks in a specific geographic area.

(dollar amounts in thousands)	2024	2023
Licensing revenue	$45,047	$40,714
Percentage of Total revenue	3.6%	3.7%
Dollar change compared to prior year	$4,333
Percentage change compared to prior year	10.6%
Licensing revenue for the fiscal year ended December 25, 2024 increased 10.6% to $45.0 million versus the prior year. The increase was primarily due to 27 net new licensed Shacks opened during fiscal 2024, which contributed approximately $2.5 million, as well as higher sales, mainly at existing domestic licensed Shacks.
Food and Paper Costs
Food and paper costs include the direct costs associated with food, beverage and packaging of our menu items. The components of Food and paper costs are variable by nature, change with sales volume, impacted by menu mix, channel mix and fluctuations in commodity costs, as well as geographic scale and proximity.

(dollar amounts in thousands)	2024	2023
Food and paper costs	$339,940	$305,041
Percentage of Shack sales	28.2%	29.1%
Dollar change compared to prior year	$34,899
Percentage change compared to prior year	11.4%
Food and paper costs for the fiscal year ended December 25, 2024 increased 11.4% to $339.9 million versus the prior year. The increase was primarily due to the openings from the fiscal 2023 class of Shacks, which contributed approximately $20.7 million of incremental expense as well as the opening of 43 new Company-operated Shacks during fiscal 2024, which contributed approximately $18.2 million.

Shake Shack Inc. Form 10-K | 57

As a percentage of Shack sales, the decrease in Food and paper costs for fiscal 2024 was primarily due to increased menu prices, partially offset by increased marketing promotions and certain commodity costs, mainly beef and fries.
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

(dollar amounts in thousands)	2024	2023
Labor and related expenses	$338,750	$304,254
Percentage of Shack sales	28.1%	29.1%
Dollar change compared to prior year	$34,496
Percentage change compared to prior year	11.3%
Labor and related expenses for the fiscal year ended December 25, 2024 increased 11.3% to $338.8 million versus the prior year. The increase was primarily due to the opening of 43 new Company-operated Shacks during fiscal 2024, which contributed $20.3 million.
As a percentage of Shack sales, the decrease in Labor and related expenses for fiscal 2024 was primarily due to labor efficiencies and sales leverage, partially offset by increased wages and incremental expenses from the opening of 43 new Company-operated Shacks during fiscal 2024.
Other Operating Expenses
Other operating expenses consist of delivery commissions, Shack-level marketing expenses, repairs and maintenance, utilities and other operating expenses incidental to operating our Company-operated Shacks, such as non-perishable supplies, credit card fees and property insurance.

(dollar amounts in thousands)	2024	2023
Other operating expenses	$178,381	$149,449
Percentage of Shack sales	14.8%	14.3%
Dollar change compared to prior year	$28,932
Percentage change compared to prior year	19.4%
Other operating expenses for the fiscal year ended December 25, 2024 increased 19.4% to $178.4 million versus the prior year. The increase was primarily due to increased transaction costs associated with higher sales, increased facilities costs, mainly utilities and repair and maintenance, as well as increased marketing spend.
As a percentage of Shack sales, the increase in Other operating expenses for fiscal 2024 was primarily due to increased delivery commissions associated with higher delivery sales and increased marketing spend, partially offset by sales leverage.
Occupancy and Related Expenses
Occupancy and related expenses consist of Shack-level occupancy expenses (including rent, common area expenses and certain local taxes), and exclude occupancy expenses associated with unopened Shacks, which are recorded separately in Pre-opening costs.

Shake Shack Inc. Form 10-K | 58

(dollar amounts in thousands)	2024	2023
Occupancy and related expenses	$93,069	$79,846
Percentage of Shack sales	7.7%	7.6%
Dollar change compared to prior year	$13,223
Percentage change compared to prior year	16.6%
Occupancy and related expenses for the fiscal year ended December 25, 2024 increased 16.6% to $93.1 million versus the prior year. The increase was primarily due to the openings from the fiscal 2023 class of Shacks weighted to the second half of fiscal 2023, which contributed approximately $4.6 million, as well as the opening of 43 new Company-operated Shacks during fiscal 2024.
As a percentage of Shack sales, the increase in Occupancy and related expenses for fiscal 2024 was primarily due to higher base rent.
General and Administrative Expenses
General and administrative expenses consist of costs associated with corporate and administrative functions that support Shack development and operations, as well as equity-based compensation expense.

(dollar amounts in thousands)	2024	2023
General and administrative expenses	$149,047	$129,542
Percentage of Total revenue	11.9%	11.9%
Dollar change compared to prior year	$19,505
Percentage change compared to prior year	15.1%
General and administrative expenses for the fiscal year ended December 25, 2024 increased 15.1% to $149.0 million versus the prior year. The increase was primarily due to increased investments in marketing and increased wages and other team costs to support our Shack growth and strategic initiatives, as well as costs associated with the prior restatement of prior periods included in the fiscal 2023 Form 10-K.
As a percentage of Total revenue, General and administrative expenses were flat for fiscal 2024 primarily due to sales leverage offset by the aforementioned items.
Depreciation and Amortization Expense
Depreciation and amortization expense primarily consists of the depreciation of fixed assets, including leasehold improvements and equipment.

(dollar amounts in thousands)	2024	2023
Depreciation and amortization expense	$102,468	$91,242
Percentage of Total revenue	8.2%	8.4%
Dollar change compared to prior year	$11,226
Percentage change compared to prior year	12.3%
Depreciation and amortization expense for the fiscal year ended December 25, 2024 increased 12.3% to $102.5 million versus the prior year. The increase was primarily due to incremental depreciation of capital expenditures related to the opening of 43 new Company-operated Shacks during fiscal 2024.

Shake Shack Inc. Form 10-K | 59

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

(dollar amounts in thousands)	2024	2023
Pre-opening costs	$15,547	$19,231
Percentage of Total revenue	1.2%	1.8%
Dollar change compared to prior year	$(3,684)
Percentage change compared to prior year	(19.2)%
Pre-opening costs for the fiscal year ended December 25, 2024 decreased 19.2% to $15.5 million versus the prior year. The decrease was primarily due to reductions in wages and team costs as we standardize the training process for unopened Shacks.
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

(dollar amounts in thousands)	2024	2023
Impairments, loss on disposal of assets, and Shack closures	$32,368	$3,007
Percentage of Total revenue	2.6%	0.3%
Dollar change compared to prior year	$29,361
Impairments, loss on disposal of assets, and Shack closures for the fiscal year ended December 25, 2024 increased to $32.4 million versus the prior year. The increase was primarily due to expenses related to the closure of nine Company-operated Shacks in August 2024.
Other Income, Net
Other income, net consists primarily of interest income, adjustments to liabilities under the Tax Receivable Agreement, dividend income and net unrealized and realized gains and losses from marketable securities.

(dollar amounts in thousands)	2024	2023
Other income, net	$13,251	$12,776
Percentage of Total revenue	1.1%	1.2%
Dollar change compared to prior year	$475
Percentage change compared to prior year	3.7%
Other income, net for the fiscal year ended December 25, 2024 increased from $12.8 million to $13.3 million. The increase was primarily due to increased income from cash equivalents, partially offset by decreased income from investments that matured in fiscal 2024.

Shake Shack Inc. Form 10-K | 60

Interest Expense
Interest expense generally consists of interest on the current portion of our liabilities under the Tax Receivable Agreement, imputed interest related to our financing equipment leases, amortization of deferred financing costs, interest and fees on our Revolving Credit Facility and amortization of debt issuance costs.

(dollar amounts in thousands)	2024	2023
Interest expense	$(2,045)	$(1,717)
Percentage of Total revenue	(0.2)%	(0.2)%
Dollar change compared to prior year	$(328)
Percentage change compared to prior year	19.1%
Interest expense for the fiscal year ended December 25, 2024 increased 19.1% to $2.0 million versus the prior year. The increase was primarily due to increased finance lease charges from the opening of 43 new Company-operated Shacks during fiscal 2024.
Income Tax Expense (Benefit)
We are the sole managing member of SSE Holdings, and as a result, consolidate the financial results of SSE Holdings. For U.S. federal and certain state and local tax purposes, SSE Holdings is classified as a partnership. Consequently, any taxable income or loss generated by SSE Holdings is passed through to and included in the taxable income or loss of its members, including us, on a pro rata basis. As a result, the Company is subject to U.S. federal income taxes, along with applicable state and local taxes on its allocable share of any taxable income or loss of SSE Holdings. Additionally, the Company is taxed on any standalone income or loss generated by Shake Shack, Inc. The Company is also subject to withholding taxes in certain foreign jurisdictions.

(dollar amounts in thousands)	2024	2023
Income tax expense (benefit)	$3,424	$(4,010)
Percentage of Total revenue	0.3%	(0.4)%
Dollar change compared to prior year	$7,434
Percentage change compared to prior year	(185.4)%
Our effective income tax rate for the fiscal year ended December 25, 2024 increased to 24.0% from (23.6)% in the prior year. The increase in our effective income tax rate was primarily driven by the release of a valuation allowance and a higher remeasurement of deferred tax assets in fiscal 2023.
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

(dollar amounts in thousands)	2024	2023
Net income attributable to non-controlling interests	$613	$726
Percentage of Total revenue	—%	0.1%

Shake Shack Inc. Form 10-K | 61

Net income attributable to non-controlling interests for the fiscal year ended December 25, 2024 decreased from $0.7 million to $0.6 million. The decrease was primarily due to a decline in net results compared to the same period last year, partially offset by a decrease in the non-controlling interest holders' weighted average ownership, which was 6.2% and 6.7%, respectively for fiscal 2024 and fiscal 2023.
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

Shake Shack Inc. Form 10-K | 62

(dollar amounts in thousands)	2024	2023	2022
Income (loss) from operations	$3,038	$5,921	$(26,894)
Less:
Licensing revenue	45,047	40,714	31,216
Add:
General and administrative expenses(1)	149,047	129,542	120,009
Depreciation and amortization expense	102,468	91,242	72,796
Pre-opening costs	15,547	19,231	15,050
Impairments, loss on disposal of assets, and Shack closures	32,368	3,007	2,425
Adjustment:
Employee benefit charges(2)	453	—	—
Restaurant-level profit	$257,874	$208,229	$152,170

Total revenue	$1,252,608	$1,087,533	$900,486
Less: Licensing revenue	45,047	40,714	31,216
Shack sales	$1,207,561	$1,046,819	$869,270

Restaurant-level profit margin(3,4)	21.4%	19.9%	17.5%
(1)The Company elected to reclassify certain marketing expenses from Other operating expenses to General and administrative expenses in the accompanying Consolidated Financial Statements for the fiscal year ended December 28, 2022 to conform with the presentation for the fiscal year ended December 25, 2024 and December 27, 2023.
(2)Expenses related to California healthcare charges for fiscal 2020 through 2023 which do not represent fiscal 2024 Labor and related expenses.
(3)For the fifty-two weeks ended December 28, 2022, Restaurant-level profit margin includes a $1,281 cumulative catch-up adjustment for gift card breakage income, recognized in Shack sales.
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

Shake Shack Inc. Form 10-K | 63

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

(dollar amounts in thousands)	2024	2023	2022
Net income (loss)	$10,820	$20,990	$(23,105)
Depreciation and amortization expense	102,468	91,242	72,796
Interest (income) expense, net	1,284	(726)	1,518
Income tax expense (benefit)	3,424	(4,010)	(1,180)
EBITDA	117,996	107,496	50,029

Equity-based compensation	15,915	15,093	13,326
Amortization of cloud-based software implementation costs	2,138	1,798	1,500
Impairments, loss on disposal of assets, and Shack closures	32,368	3,007	2,425
Restatement costs(1)	2,378	—	—
CEO transition costs	679	206	—
Employee benefit charges(2)	453	—	—
Legal settlements(3)	—	619	6,710
Severance	—	211	—
Gift card breakage cumulative catch-up adjustment	—	—	(1,281)
Other(4)	3,652	3,386	—
Adjusted EBITDA	$175,579	$131,816	$72,709

Adjusted EBITDA margin(5)	14.0%	12.1%	8.1%

(1)Expenses incurred related to the restatement of prior periods in the 2023 Form 10-K.
(2)Expenses related to California healthcare charges for fiscal 2020 through 2023 which do not represent fiscal 2024 Labor and related expenses.
(3)Refer to Note 17, Commitments and Contingencies, in the accompanying Consolidated Financial Statements, for additional information.
(4)Expenses incurred for professional fees related to non-recurring matters.
(5)Calculated as a percentage of Total revenue, which was $1,252.6 million, $1,087.5 million and $900.5 million, respectively, for the fifty-two weeks ended December 25, 2024, December 27, 2023 and December 28, 2022.

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

Shake Shack Inc. Form 10-K | 64

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

(in thousands, except per share amounts)	2024	2023	2022
Numerator:
Net income (loss) attributable to Shake Shack Inc.	$10,207	$20,264	$(21,229)
Adjustments:
Reallocation of Net income (loss) attributable to non-controlling interests from the assumed exchange of LLC Interests(1)	613	726	(1,876)
Restatement costs(2)	2,378	—	—
CEO transition costs	679	206	—
Employee benefit charges(3)	453	—	—
Impairment charge and Shack closures(4)	29,348	—	99
Legal settlements(5)	—	619	6,710
Severance	—	211	—
Gift card breakage cumulative catch-up adjustment	—	—	(1,281)
Other(6)	3,652	3,386	—
Tax impact of above adjustments (7)	(6,785)	(9,254)	4,636
Adjusted pro forma net income (loss)	$40,545	$16,158	$(12,941)
Denominator:
Weighted average shares of Class A common stock outstanding—diluted	44,203	43,899	39,237
Adjustments:
Assumed exchange of LLC Interests for shares of Class A common stock(1)	—	—	2,892
Adjusted pro forma fully exchanged weighted average shares of Class A common stock outstanding—diluted	44,203	43,899	42,129
Adjusted pro forma earnings (loss) per fully exchanged share—diluted	$0.92	$0.37	$(0.31)

	2024	2023	2022
Earnings (loss) per share of Class A common stock—diluted	$0.24	$0.48	$(0.54)
Assumed exchange of LLC Interests for shares of Class A common stock(1)	—	—	(0.01)
Non-GAAP adjustments(8)	0.68	(0.11)	0.24
Adjusted pro forma earnings (loss) per fully exchanged share—diluted	$0.92	$0.37	$(0.31)

Shake Shack Inc. Form 10-K | 65

(1)Assumes the exchange of all outstanding LLC Interests for shares of Class A common stock, resulting in the elimination of the non-controlling interest and recognition of the net income (loss) attributable to non-controlling interests. For the fifty-two weeks ended December 25, 2024 and December 27, 2023, this exchange is included in weighted-average shares of Class A common stock outstanding-diluted and therefore no additional share and per share adjustments are required.
(2)Expenses incurred related to the restatement of prior periods in the 2023 Form 10-K.
(3)Expenses related to California healthcare charges for fiscal 2020 through 2023 which do not represent fiscal 2024 Labor and related expenses.
(4)Expenses incurred related to Shack closures during fiscal 2024. For the fifty-two weeks ended December 28, 2022, this amount includes a non-cash impairment charge of $0.1 million related to one Shack.
(5)Expenses incurred to establish accruals related to the settlements of legal matters. Refer to Note 17, Commitments and Contingencies, in the accompanying Consolidated Financial Statements, for additional information.
(6)Expenses incurred for professional fees related to non-recurring matters.
(7)For the fifty-two weeks ended December 25, 2024, December 27, 2023 and December 28, 2022, amounts represent the tax effect of the aforementioned adjustments and pro forma adjustments to reflect corporate income taxes at assumed effective tax rates of 20.1%, 24.5% and 31.0%, respectively, which include provisions for U.S. federal income taxes, certain LLC entity-level taxes and foreign withholding taxes, assuming the highest statutory rates apportioned to each applicable state, local and foreign jurisdiction.
(8)Represents the per share impact of non-GAAP adjustments for each period. Refer to the reconciliation of Adjusted Pro Forma Net Income (Loss) above, for additional information.
LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, short-term investments and availability under our Revolving Credit Facility. As of December 25, 2024, we maintained a Cash and cash equivalents balance of $320.7 million. In March 2021, we issued 0% Convertible Senior Notes (“Convertible Notes”), and received $243.8 million of proceeds, net of discounts. Refer to Note 8, Debt, in the accompanying Consolidated Financial Statements, for additional information.
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
In addition, we are obligated to make payments to certain members of SSE Holdings under the Tax Receivable Agreement. As of December 25, 2024, such obligations totaled $247.7 million. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related payments under the Tax Receivable Agreement. Although the amount of any payments that must be made under the Tax Receivable Agreement may be significant, the timing of these payments will vary and will generally be limited to one payment per member per year. The amount of such payments are also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us or to SSE Holdings, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.

Shake Shack Inc. Form 10-K | 66

We believe our existing cash and cash equivalents balances and cash from operations will be sufficient to fund our operating and finance lease obligations, capital expenditures, Tax Receivable Agreement obligations and working capital needs for at least the next 12 months and the foreseeable future.
Summary of Cash Flows
The following table presents a summary of our cash flows from operating, investing and financing activities.

(in thousands)	2024	2023
Net cash provided by operating activities	$171,155	$132,139
Net cash used in investing activities	(66,079)	(132,320)
Net cash used in financing activities	(9,017)	(5,684)
Effect of exchange rate changes on cash and cash equivalents	2	(3)
Net Increase (decrease) in cash and cash equivalents	96,061	(5,868)
Cash and cash equivalents at beginning of period	224,653	230,521
Cash and cash equivalents at end of period	$320,714	$224,653
Operating Activities
For fiscal 2024, net cash provided by operating activities was $171.2 million compared to $132.1 million for fiscal 2023, an increase of $39.1 million. This increase was primarily due to a $50.5 million improvement in net results after excluding non-cash charges, partially offset by changes in working capital of $11.4 million. The changes in working capital primarily included an increase in payments on lease liabilities due to the opening of 43 new Company-operated Shacks in fiscal 2024 and termination payments related to the Shack closures in fiscal 2024.
Investing Activities
For fiscal 2024, net cash used in investing activities was $66.1 million compared to $132.3 million for fiscal 2023, a decrease of $66.2 million. This decrease was primarily due to a decrease in net proceeds from marketable securities activity of $55.5 million as well as a decrease of $10.7 million in capital expenditures. The marketable securities activity was primarily the result of an increase in maturities of held-to-maturity securities of $42.3 million and a decrease in net purchases of held-to-maturity securities of $94.0 million, offset by a decrease in sales of equity securities of $81.5 million.
Financing Activities
For fiscal 2024, net cash used in financing activities was $9.0 million compared to $5.7 million for fiscal 2023, an increase of $3.3 million. This increase was primarily due to an increase in withholding taxes related to the vesting of equity awards.
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

Shake Shack Inc. Form 10-K | 67

In June 2023, the Company entered into the fourth amendment to the Revolving Credit Facility ("Fourth Amendment"), which, among other things, modified the benchmark interest rate to either: (i) the base rate plus applicable margin ranging from 0.0% to 1.5% or (ii) the Secured Overnight Financing Rate (“SOFR”) plus applicable margin ranging from 1.0% to 2.5%, in each case depending on the net lease adjusted leverage ratio. As of December 25, 2024 and December 27, 2023, no amounts were outstanding under the Revolving Credit Facility.
The obligations under the Revolving Credit Facility are secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' direct and indirect subsidiaries, with certain exceptions.
The Revolving Credit Facility requires us to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios, as well as other customary affirmative and negative covenants. As of December 25, 2024, we were in compliance with all covenants.
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
OFF-BALANCE SHEET ARRANGEMENTS

Except for operating leases entered into in the normal course of business where we have not yet taken physical possession of the leased property, certain letters of credit entered into and the unrecorded contractual obligations set forth above, we did not have any other off-balance sheet arrangements as of December 25, 2024.
CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and disclose contingent assets and liabilities. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis.
The critical accounting estimates described below are those that materially affect or have the greatest potential impact on our Consolidated Financial Statements, and involve difficult, subjective, or complex judgments made by management. Due to the uncertainty inherent in these matters, actual results may differ from those estimates we use in applying our critical accounting estimates. The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Shake Shack Inc. Form 10-K | 68

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
In fiscal 2024, we determined to close nine underperforming Company-operated Shacks, and as a result, we recorded $27.6 million of impairment expense, related to right-of-use assets, and property, plant and equipment. No impairment charges were recognized during fiscal 2023. During fiscal 2022, the Company recognized an impairment charge of $0.1 million related to one Shack. Refer to Note 4, Fair Value Measurements, for additional information.
Leases
We currently lease all of our Company-operated Shacks, the home office, and certain equipment under various lease agreements. Determining the probable term for each lease requires judgment by management and can impact the classification and accounting for a lease as financing or operating, as well as the period for straight-lined rent expense and the depreciation period for lease hold improvements.
We calculate operating lease right-of-use assets and lease liabilities as the present value of fixed lease payments over the reasonably certain lease term beginning at the commencement date. We use an incremental borrowing rate (“IBR”) in determining the present value of future lease payments as there are no explicit rates provided in the leases. The IBR is an estimate based on several factors, including financial market conditions, comparable company and credit analysis as well as management judgment. If the IBR was changed, our operating lease right-of-use assets and lease liabilities could differ materially.
Income Taxes
We compute income taxes using the asset and liability method for accounting for income taxes, as prescribed by GAAP on income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events included in the Consolidated Financial Statements. These tax amounts are determined by the differences between the financial statement and tax bases of assets and liabilities and are measured using the tax rates that are enacted and applicable for the year when the differences are expected to reverse. Any impact from changes in tax rates or laws on deferred tax assets and liabilities is reflected in income in the period during which the change in tax law is enacted.
We account for uncertain tax positions based on management’s judgment regarding the likelihood of a tax benefit being upheld if examined by tax authorities. Management evaluates whether a tax position is more likely than not to be sustained by tax authorities, considering any related appeals or litigation, based on the technical merits of the position. Since determining the likelihood of a tax benefit’s sustainability involves significant assumptions, actual outcomes may vary from our estimates, depending on different assumptions or conditions. Any interest and penalties associated with uncertain tax positions are included in Income tax expense (benefit) in the accompanying Consolidated Statements of Income (Loss).
A valuation allowance is established for deferred tax assets if it is more likely than not that they will not be realized. In evaluating whether a valuation allowance is needed, we consider all relevant evidence, including past performance, recent cumulative losses, projections of future taxable income, and the viability of tax planning strategies.

Shake Shack Inc. Form 10-K | 69

Liabilities Under Tax Receivable Agreement
As detailed in Note 14 of the Consolidated Financial Statements included in Item 8, we are party to a Tax Receivable Agreement ("TRA") under which we are obliged to pay non-controlling interest holders 85% of any tax benefits we realize, or are deemed to realize, as a result of specific transactions. Amounts payable under the TRA are contingent upon, among other things, (i) generation of future taxable income over the term of the TRA and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the TRA to utilize the tax benefits, then we are not required to make the related TRA payments. Therefore, we would only recognize a liability for TRA payments if we determine it is probable that we will generate sufficient future taxable income over the term of the TRA to utilize the related tax benefits.
As of December 25, 2024, we recognized $247.7 million of liabilities relating to our obligations under the TRA, after concluding that it was probable that we would have sufficient future taxable income to utilize the related tax benefits. There were no transactions subject to the TRA for which we did not recognize the related liability, as we concluded that we would have sufficient future taxable income to utilize all of the related tax benefits generated by all transactions that occurred in fiscal 2024. If we determine in the future that we will not be able to fully utilize all or part of the related tax benefits, we would derecognize the portion of the liability related the benefits not expected to be utilized.
Additionally, we estimate the TRA payments expected within the next 12 months and classify this portion as current on our Consolidated Balance Sheets. This classification is based on our estimate of taxable income for the upcoming fiscal year. If our estimate differs from actual results, we may need to reclassify portions of the TRA liability between current and non-current.

Shake Shack Inc. Form 10-K | 70

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
COMMODITY PRICE RISKS

We are exposed to commodity price risks. Many of the ingredients we use to prepare our food, as well as our packaging materials, are commodities or are affected by the price of other commodities. Factors that affect the price of commodities are generally outside of our control and include foreign and domestic supply and demand, inflation, weather, seasonality, and foreign currency exchange rates. For the majority of our major ingredients we enter into supply contracts, obligating us to purchase specified quantities. However, the prices associated with these supply contracts are generally not fixed and are typically pegged to a commodity market price and, therefore, fluctuate with the market. Significant increases in the price of commodities could have a material impact on our operating results to the extent that such increases cannot be offset by menu price increases or other operating efficiencies.
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
Income (loss) from operations would have decreased or increased by approximately $3.3 million and $3.0 million in 2024 and 2023, respectively, if all foreign currencies uniformly weakened or strengthened 10% relative to the U.S. dollar, holding other variables constant, including sales volume. The effect of a uniform movement of all currencies by 10% is provided to illustrate a hypothetical scenario and related effect on operating income. Actual results will differ as foreign currencies may move in uniform or different directions, magnitudes, and timing.
INTEREST RATE RISK

We are exposed to interest rate risk through fluctuations in interest rates on certain debt obligations. Our Revolving Credit Facility carries interest at a floating rate. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. As of December 25, 2024, we had no outstanding borrowings under the Revolving Credit Facility.
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
INFLATION

Inflation has an impact on food, paper, construction, utility, labor, rent, and other costs which materially impact operations. Severe increases in inflation could have an adverse impact on our business, financial condition, and results of operations. If several of the various costs in our business experience inflation at the same time, we may not be able to adjust prices to sufficiently offset the effect of the various cost increases without negatively impacting consumer demand.

Shake Shack Inc. Form 10-K | 71

Item 8. Financial Statements and Supplementary Data.

Shake Shack Inc. Form 10-K | 72

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
Ernst & Young LLP, our independent registered public accounting firm, has audited the Consolidated Financial Statements as of December 25, 2024, as stated in their report herein.
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
Prior to filing, management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on the results of our evaluation, management concluded that our internal control over financial reporting was effective as of December 25, 2024.
Remediation of Material Weakness

As discussed in our Annual Report on Form 10-K for the year ended December 27, 2023, management concluded that there was a material weakness in our internal control over financial reporting related to the calculation of state deferred taxes and the related income tax expense (benefit) as of the end of our fiscal year ended December 27, 2023.
In response to the identified material weakness at December 27, 2023, our management, with oversight from our Audit Committee, made the following changes and remediation efforts with respect to our controls and procedures:
▪Hired a Head of Tax with over 20 years of tax leadership experience including working with Up-C structures, enhancing controls, processes, and tax technology.
▪Strengthened the depth and experience of our tax department with additional hires who possess the technical expertise necessary to manage the unique complexities of the Up-C structure.
▪Engaged with a new third-party tax consulting firm and completed a full review of our tax control environment, further bolstering our existing control processes and documentation standards.
▪Developed enhanced management review control procedures over all related tax controls, but specifically the calculation of state deferred taxes and the related income tax expense (benefit).
▪Established road map for further tax technology enhancements and a continuous improvement program to monitor the effectiveness of the implemented changes and make adjustments as needed.
After completing our testing of the design and operational effectiveness of these controls and updated procedures, management concluded that we remediated the previously identified material weakness as of December 25, 2024.

Shake Shack Inc. Form 10-K | 73

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 25, 2024, as stated in their report included in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
Except as otherwise discussed above, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect such controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Shake Shack Inc. Form 10-K | 74

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Shake Shack Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Shake Shack Inc. (the Company) as of December 25, 2024 and December 27, 2023, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 25, 2024, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 25, 2024 and December 27, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 25, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 25, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2025 expressed an unqualified opinion thereon.
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

Shake Shack Inc. Form 10-K | 75

Measurement of the valuation allowance against deferred tax assets

Description of the Matter
As discussed in Notes 2 and 14 of the consolidated financial statements, a valuation allowance is recognized if the Company determines it is more likely than not that all or a portion of a deferred tax asset will not be recognized. In making such determination, the Company considers all available evidence, including scheduled reversals of deferred tax liabilities, tax planning strategies and recent and forecasted results of operations. As of December 25, 2024, the Company is looking to its forecasted future U.S. taxable income to conclude that it is more likely than not that these deferred tax assets, except for certain local unincorporated business tax credits and state loss carryforwards, will be fully realized prior to their expiration. As of December 25, 2024, the Company had a net deferred tax asset balance for U.S. income taxes of $346.4 million, for which a valuation allowance of $0.3 million was provided.

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

Measurement of the Tax Receivable Agreement liability

Description of the Matter
As discussed in Note 14 of the consolidated financial statements, the Company has a Tax Receivable Agreement (“TRA”) with certain current and historical holders of LLC interests, which is a contractual commitment to distribute 85% of any tax benefits (“TRA Payment”), realized or deemed to be realized by the Company to the parties to the TRA. The TRA payments are contingent upon, among other things, the generation of future taxable income over the term of the TRA. As of December 25, 2024, the Company’s liability due to the holders of LLC interests under the TRA (“TRA liability”), was $247.7 million.

Auditing management’s accounting for the TRA liability is highly judgmental because it requires the evaluation of the Company’s future qualified taxable income, which is inherently subjective, over the term of the TRA as a basis to determine if the related tax benefits are expected to be realized.

Shake Shack Inc. Form 10-K | 76

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s financial forecasting process. Such controls include management’s review of forecasted pretax income, including significant assumptions such as projected Shack openings, operating margins, and operating costs, among others.

To test the Company’s position that there is sufficient future taxable income to realize the tax benefits payable under the TRA, we evaluated the assumptions used by management to develop the projections of future taxable income. We assessed the historical accuracy of management’s forecasts and compared the significant assumptions used to current industry and economic trends and changes to the Company’s operations. In addition, we performed sensitivity analyses to evaluate the impact of changes in assumptions to future taxable income.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2014.
New York, New York
February 21, 2025

Shake Shack Inc. Form 10-K | 77

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Shake Shack Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Shake Shack Inc.’s (the Company’s) internal control over financial reporting as of December 25, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Shake Shack Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 25, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 25, 2024 and December 27, 2023, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 25, 2024, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”) and our report dated February 21, 2025 expressed an unqualified opinion thereon.
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

Shake Shack Inc. Form 10-K | 78

/s/ Ernst & Young LLP

New York, New York
February 21, 2025

Shake Shack Inc. Form 10-K | 79

SHAKE SHACK INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 25 2024	December 27 2023
ASSETS
Current assets:
Cash and cash equivalents	$320,714	$224,653
Marketable securities	—	68,561
Accounts receivable, net	19,687	16,847
Inventories	6,014	5,404
Prepaid expenses and other current assets	21,801	18,967
Total current assets	368,216	334,432
Property and equipment, net of accumulated depreciation of $457,186 and $376,760, respectively.	551,600	530,995
Operating lease assets	424,611	398,296
Deferred income taxes, net	341,586	326,208
Other assets	10,958	15,926
TOTAL ASSETS	$1,696,971	$1,605,857
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,609	$22,273
Accrued expenses	63,005	54,742
Accrued wages and related liabilities	25,422	20,945
Operating lease liabilities, current	55,739	49,004
Other current liabilities	19,538	17,103
Total current liabilities	187,313	164,067
Long-term debt	246,683	245,636
Long-term operating lease liabilities	494,499	464,533
Liabilities under tax receivable agreement, net of current portion	247,017	235,613
Other long-term liabilities	27,833	26,638
Total liabilities	1,203,345	1,136,487
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of December 25, 2024 and December 27, 2023.	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 40,068,068 and 39,474,315 shares issued and outstanding as of December 25, 2024 and December 27, 2023, respectively.	40	39
Class B common stock, $0.001 par value—35,000,000 shares authorized; 2,455,713 and 2,834,513 shares issued and outstanding as of December 25, 2024 and December 27, 2023, respectively.	2	3
Additional paid-in capital	442,993	426,601
Retained earnings	26,984	16,777
Accumulated other comprehensive loss	(1)	(3)
Total stockholders' equity attributable to Shake Shack Inc.	470,018	443,417
Non-controlling interests	23,608	25,953
Total equity	493,626	469,370
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,696,971	$1,605,857
See accompanying Notes to Consolidated Financial Statements.

Shake Shack Inc. Form 10-K | 80

SHAKE SHACK INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share amounts)

	Fiscal Year Ended
	December 25 2024	December 27 2023	December 28 2022
Shack sales	$1,207,561	$1,046,819	$869,270
Licensing revenue	45,047	40,714	31,216
TOTAL REVENUE	1,252,608	1,087,533	900,486
Shack-level operating expenses:
Food and paper costs	339,940	305,041	261,584
Labor and related expenses	338,750	304,254	257,358
Other operating expenses	178,381	149,449	129,650
Occupancy and related expenses	93,069	79,846	68,508
General and administrative expenses	149,047	129,542	120,009
Depreciation and amortization expense	102,468	91,242	72,796
Pre-opening costs	15,547	19,231	15,050
Impairments, loss on disposal of assets, and Shack closures	32,368	3,007	2,425
TOTAL EXPENSES	1,249,570	1,081,612	927,380
INCOME (LOSS) FROM OPERATIONS	3,038	5,921	(26,894)
Other income, net	13,251	12,776	4,127
Interest expense	(2,045)	(1,717)	(1,518)
INCOME (LOSS) BEFORE INCOME TAXES	14,244	16,980	(24,285)
Income tax expense (benefit)	3,424	(4,010)	(1,180)
NET INCOME (LOSS)	10,820	20,990	(23,105)
Less: Net income (loss) attributable to non-controlling interests	613	726	(1,876)
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$10,207	$20,264	$(21,229)
Earnings (loss) per share of Class A common stock:
Basic	$0.26	$0.51	$(0.54)
Diluted	$0.24	$0.48	$(0.54)
Weighted average shares of Class A common stock outstanding:
Basic	39,830	39,419	39,237
Diluted	44,203	43,899	39,237
See accompanying Notes to Consolidated Financial Statements.

Shake Shack Inc. Form 10-K | 81

SHAKE SHACK INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Fiscal Year Ended
	December 25 2024	December 27 2023	December 28 2022
Net income (loss)	$10,820	$20,990	$(23,105)
Other comprehensive income (loss), net of tax(1):
Change in foreign currency translation adjustment	2	(3)	(1)
OTHER COMPREHENSIVE INCOME (LOSS)	2	(3)	(1)
COMPREHENSIVE INCOME (LOSS)	10,822	20,987	(23,106)
Less: Comprehensive income (loss) attributable to non-controlling interests	613	726	(1,876)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$10,209	$20,261	$(21,230)
(1)Net of tax benefit of $0 for fiscal years ended December 25, 2024, December 27, 2023 and December 28, 2022.

See accompanying Notes to Consolidated Financial Statements.

Shake Shack Inc. Form 10-K | 82

SHAKE SHACK INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE DECEMBER 29, 2021	39,142,397	$39	2,921,587	$3	$405,957	$17,742	$1	$26,063	$449,805
Net loss	—	—	—	—	—	(21,229)	—	(1,876)	(23,105)
Other comprehensive loss:
Net change in foreign currency translation adjustment	—	—	—	—	—	—	(1)	—	(1)
Equity-based compensation	—	—	—	—	13,518	—	—	—	13,518
Activity under stock compensation plan	90,527	—	—	—	(2,978)	—	—	1,168	(1,810)
Redemption of LLC interests	52,074	—	(52,074)	—	313	—	—	(313)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(1,161)	—	—	—	(1,161)
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	(410)	(410)
BALANCE DECEMBER 28, 2022	39,284,998	39	2,869,513	3	415,649	(3,487)	—	24,632	436,836
Net income	—	—	—	—	—	20,264	—	726	20,990
Other comprehensive loss:
Net change in foreign currency translation adjustment	—	—	—	—	—	—	(3)	—	(3)
Equity-based compensation	—	—	—	—	15,174	—	—	—	15,174
Activity under stock compensation plan	154,317	—	—	—	(3,271)	—	—	1,022	(2,249)
Redemption of LLC interests	35,000	—	(35,000)	—	265	—	—	(265)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(1,216)	—	—	—	(1,216)
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	(162)	(162)
BALANCE DECEMBER 27, 2023	39,474,315	39	2,834,513	3	426,601	16,777	(3)	25,953	469,370
Net income	—	—	—	—	—	10,207	—	613	10,820
Other comprehensive income:
Net change in foreign currency translation adjustment	—	—	—	—	—	—	2	—	2
Equity-based compensation	—	—	—	—	16,286	—	—	—	16,286
Activity under stock compensation plan	214,953	1	—	—	(5,614)	—	—	1,040	(4,573)
Redemption of LLC interests	378,800	—	(378,800)	(1)	3,517	—	—	(3,516)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	2,203	—	—	—	2,203
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	(482)	(482)
BALANCE DECEMBER 25, 2024	40,068,068	$40	2,455,713	$2	$442,993	$26,984	$(1)	$23,608	$493,626
See accompanying Notes to Consolidated Financial Statements.

Shake Shack Inc. Form 10-K | 83

SHAKE SHACK INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	December 25 2024	December 27 2023	December 28 2022
OPERATING ACTIVITIES
Net income (loss) (including amounts attributable to non-controlling interests)	$10,820	$20,990	$(23,105)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	102,468	91,242	72,796
Amortization of debt issuance costs	1,047	1,047	1,047
Amortization of cloud computing assets	2,138	1,798	1,500
Non-cash operating lease cost	77,432	67,781	58,801
Equity-based compensation	15,915	14,888	13,326
Deferred income taxes	(1,054)	(9,074)	(5,014)
Non-cash interest	(102)	116	218
Gain on sale of equity securities	—	(81)	—
Net amortization of discount on held-to-maturity securities	(440)	(1,620)	—
Impairments, loss on disposal of assets, and Shack closures	32,368	3,007	2,425
Unrealized loss on equity securities	—	—	158
Changes in operating assets and liabilities:
Accounts receivable	(2,839)	(2,970)	9,139
Inventories	(610)	(1,220)	(334)
Prepaid expenses and other current assets	(2,629)	(2,253)	(2,473)
Other assets	(2,896)	(6,307)	(8,065)
Accounts payable	3,356	687	3,541
Accrued expenses	6,644	9,513	3,502
Accrued wages and related liabilities	4,477	3,328	2,859
Other current liabilities	(712)	(2,809)	8,541
Operating lease liabilities	(77,167)	(58,216)	(61,364)
Other long-term liabilities	2,939	2,292	(756)
NET CASH PROVIDED BY OPERATING ACTIVITIES	171,155	132,139	76,742
INVESTING ACTIVITIES
Purchases of property and equipment	(135,499)	(146,167)	(142,559)
Purchases of held-to-maturity securities	—	(94,019)	—
Maturities of held-to-maturity marketable securities	69,420	27,078	—
Purchases of equity securities	—	(690)	(865)
Sales of equity securities	—	81,478	—
NET CASH USED IN INVESTING ACTIVITIES	(66,079)	(132,320)	(143,424)
FINANCING ACTIVITIES
Payments on principal of finance leases	(3,964)	(3,272)	(2,974)
Distributions paid to non-controlling interest holders	(482)	(162)	(410)
Net proceeds from stock option exercises	1,627	744	424
Employee withholding taxes related to net settled equity awards	(6,198)	(2,994)	(2,242)
NET CASH USED IN FINANCING ACTIVITIES	(9,017)	(5,684)	(5,202)
Effect of exchange rate changes on cash and cash equivalents	2	(3)	(1)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	96,061	(5,868)	(71,885)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	224,653	230,521	302,406
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$320,714	$224,653	$230,521
Supplemental cash flow information and non-cash investing and financing activities are further described in the accompanying notes.
See accompanying Notes to Consolidated Financial Statements.

Shake Shack Inc. Form 10-K | 84

SHAKE SHACK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Shake Shack Inc. Form 10-K | 85

NOTE 1: NATURE OF OPERATIONS

Shake Shack Inc. was formed on September 23, 2014 as a Delaware corporation for the purpose of facilitating an initial public offering and other related transactions in order to carry on the business of SSE Holdings, LLC and its subsidiaries ("SSE Holdings"). Shake Shack Inc. is the sole managing member of SSE Holdings and, as sole managing member, the Company operates and controls all of the business and affairs of SSE Holdings. As a result, the Company consolidates the financial results of SSE Holdings and reports a non-controlling interest representing the economic interest in SSE Holdings held by the other members of SSE Holdings. As of December 25, 2024 the Company owned 94.2% of SSE Holdings. Unless the context otherwise requires, "we," "us," "our," "Shake Shack," the "Company" and other similar references, refer to Shake Shack Inc. and, unless otherwise stated, all of its subsidiaries, including SSE Holdings.
The Company operates and licenses Shake Shack restaurants ("Shacks"), which serve burgers, chicken, hot dogs, crinkle cut fries, shakes, frozen custard, beer, wine and more. As of December 25, 2024, there were 579 Shacks in operation, system-wide, of which 329 were Company-operated Shacks and 250 were licensed Shacks.
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
SSE Holdings is considered a variable interest entity. Shake Shack Inc. is the primary beneficiary as the Company has the majority economic interest in SSE Holdings and, as the sole managing member, has decision making authority that significantly affects the economic performance of the entity, while the limited partners have no substantive kick-out or participating rights. As a result, the Company consolidates SSE Holdings. The assets and liabilities of SSE Holdings represent substantially all of the Company's consolidated assets and liabilities with the exception of certain deferred taxes and liabilities under the Tax Receivable Agreement. As of December 25, 2024 and December 27, 2023, the net assets of SSE Holdings were $413,793 and $388,250, respectively. The assets of SSE Holdings are subject to certain restrictions in SSE Holdings' revolving credit agreement. Refer to Note 8, Debt, and Note 14, Income Taxes, for additional information.
Fiscal Year
The Company operates on a 52/53 week fiscal year ending on the last Wednesday of December. Fiscal 2024 contained 52 weeks and ended on December 25, 2024 ("fiscal 2024"). Fiscal 2023 contained 52 weeks and ended on December 27, 2023 ("fiscal 2023"). Fiscal 2022 contained 52 weeks and ended on December 28, 2022 ("fiscal 2022"). Unless otherwise stated, references to years in this report relate to fiscal years.
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

Shake Shack Inc. Form 10-K | 86

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
Marketable Securities
Marketable securities classified as held-to-maturity securities consist of U.S. Treasuries for which the Company has the ability and intent to hold to maturity and are reported at amortized cost, net of a valuation allowance for credit losses. Interest income and the amortization of discounts and premiums are recorded in Other income, net on the Consolidated Statements of Income (Loss). No expected credit losses were recognized as of December 25, 2024 and December 27, 2023.
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
Costs incurred when constructing Shacks are capitalized. The cost of repairs and maintenance are expensed when incurred. Costs for refurbishments and improvements that significantly increase the productive capacity or extend the useful life of the assets are capitalized. When assets are disposed, the resulting gain or loss is recognized in Impairments, loss on disposal of assets, and Shack closures on the Consolidated Statements of Income (Loss).
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

Shake Shack Inc. Form 10-K | 87

the determination of future cash flows is an estimate of future performance, there may be future impairments in the event that future cash flows do not meet expectations. Refer to Note 4, Fair Value Measurements, for additional information.
Deferred Financing Costs
Deferred financing costs incurred in connection with the issuance of long-term debt and establishing credit facilities are capitalized and amortized in Interest expense on the Consolidated Statements of Income (Loss) based on the related debt agreements. Deferred financing costs are included in Other assets on the Consolidated Balance Sheets.
Other Assets
Other assets consist primarily of capitalized implementation costs from cloud computing arrangements, certain custom pre-ordered furniture, fixtures and equipment for future and existing Shacks, transferable liquor licenses, and security deposits.
Implementation costs associated with cloud computing arrangements hosted by third-party vendors are capitalized when incurred during the application development phase. Amortization is calculated on a straight-line basis over the contractual term of the cloud computing arrangement and is recorded within General and administrative expenses on the Consolidated Statements of Income (Loss). As of December 25, 2024 and December 27, 2023, capitalized implementation costs from cloud computing arrangements totaled $4,051 and $5,572, respectively, net of accumulated amortization.
The costs of obtaining non-transferable liquor licenses that are directly issued by local government agencies for nominal fees are expensed as incurred. The costs of purchasing transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses are capitalized as indefinite-lived intangible assets. Annual liquor license renewal fees, for both types of licenses, are expensed over the renewal term. As of December 25, 2024 and December 27, 2023, indefinite-lived intangible assets relating to transferable liquor licenses totaled $2,040 and $1,903, respectively. Indefinite-lived intangible assets are evaluated for impairment at least annually during the fourth quarter, and whenever events or circumstances indicate that an impairment may exist. When evaluating intangible assets for impairment, the Company first performs a qualitative assessment to determine whether it is more likely than not that an intangible asset group is impaired. If determined that it is more likely than not that the carrying value of the intangible asset group exceeds its fair value, the Company performs a quantitative assessment to derive the fair value of the intangible asset group. If the carrying value of the intangible asset group exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. In addition, the Company continuously monitors and may revise the useful lives of intangible assets when facts and circumstances change.
Revenue Recognition
Shack Sales
Revenue from Shack sales is recognized when payment is tendered at the point of sale, net of discounts, as the performance obligation has been satisfied at that time. Sales tax collected from guests is excluded from Shack sales and the obligation is included in Other current liabilities on the Consolidated Balance Sheets until the taxes are remitted to the appropriate taxing authorities.
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

Shake Shack Inc. Form 10-K | 88

The Company sells gift cards which do not have expiration dates. Revenue from gift cards is recognized when gift cards are redeemed by the guest or, in the event a gift card is not expected to be redeemed, in proportion to actual redemptions of gift cards ("gift card breakage"). The gift card breakage rate is determined from historical gift card redemption patterns. Gift card breakage income for fiscal 2024, 2023, and 2022 was $413, $327 and $1,472, respectively. During fiscal 2022, the Company concluded it had accumulated a sufficient level of historical data from a large pool of homogeneous transactions to allow it to reasonably and objectively determine an estimated gift card breakage rate and the pattern of actual gift card redemptions. In accordance with ASC 250, Accounting Changes and Error Corrections, the Company concluded that this accounting change represented a change in accounting estimate. As a result, a cumulative catch-up adjustment was recorded during fiscal 2022 that resulted in $1,281 of gift card breakage income. Gift card breakage income is included in Shack sales on the Consolidated Statements of Income (Loss).
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
The Company determines the transaction price for each contract, which requires judgment as the transaction price is comprised of the initial territory fee and an estimate of the total Shack opening fees based on the estimated number of Shacks the Company expects the licensee to open. The transaction price is then allocated equally to each Shack expected to open. The performance obligation is satisfied over time, starting when a Shack opens through the end of the license term for the related Shack, therefore revenue is recognized on a straight-line basis over the license term.
Generally, payment for the initial territory fee is received upon execution of the license agreement and payment for the Shack opening fees is received either in advance of or upon opening the related Shack. These payments are initially deferred and recognized in revenue as the performance obligations are satisfied. Revenue from sales-based royalties is recognized as the related sales occur.
Equity-based Compensation
Equity-based compensation expense is measured based on the grant-date fair value of the awards. For awards with graded-vesting features and service conditions only, compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award. For awards with graded-vesting features and a combination of service and performance conditions, compensation expense is recognized using a graded-vesting attribution method over the vesting period based on the most probable outcome of the performance conditions. For awards with cliff vesting features and a combination of service and performance conditions, compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award based on the most probable outcome of the performance conditions. For awards that contain a market condition, a Monte Carlo simulation valuation model is used to calculate the grant-date fair value. The assumptions used in the valuation include expected term, volatility, risk-free interest rate, and closing price as of the valuation date. Compensation expense for awards containing a market condition is recognized ratably over the performance period regardless of whether the market condition and requisite service period are met. Actual distributed shares are calculated upon conclusion of the service and performance periods. Forfeitures are recognized as they occur for all equity awards. Equity-based compensation expense is included in General and administrative expenses and Labor and related expenses on the Consolidated Statements of Income (Loss).
Advertising
Most advertising costs are expensed as incurred, with the exception of advertising production costs, which are expensed at the time the advertising first takes place. Advertising costs totaled $22,169, $12,437 and $12,376 in fiscal 2024, fiscal 2023 and fiscal 2022, respectively, and are included in General and administrative expense and Other operating expenses on the Consolidated Statements of Income (Loss).

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
For operating leases, fixed lease payments are recognized as operating lease costs on a straight-line basis over the lease term and are reported in specific line items on the Consolidated Statements of Income (Loss). Lease expense incurred before a Shack opens is recorded in Pre-opening costs. Once a Company-operated Shack opens, the straight-line lease expense and contingent rent, if applicable, are recorded in Occupancy and related expenses. Many of these leases also require the Company to pay real estate taxes, common area maintenance costs and other occupancy costs which are included in Occupancy and related expenses. Finance leases are recognized in depreciation expense on a straight-line basis over the remaining lease term, along with recognition of interest expense associated with accretion of the lease liability.
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
The Company calculates operating lease right-of-use assets and lease liabilities as the present value of fixed lease payments over the reasonably certain lease term beginning at the commencement date. The Company uses its incremental borrowing rate (“IBR”) in determining the present value of future lease payments as there are no explicit rates provided in the leases. The IBR used to measure the lease liability is derived from the average of the yield curves obtained from using the notching method and the recovery rate method. The most significant assumption in calculating the IBR is the Company's credit rating and is subject to judgment. The credit rating used to develop the IBR is determined by utilizing the credit ratings of other public companies with similar financial information as SSE Holdings.
The Company expends cash for leasehold improvements to build out and equip leased properties. Generally, a portion of the leasehold improvements and building costs are reimbursed by the landlords through landlord incentives pursuant to agreed-upon terms in the lease agreements. Landlord incentives usually take the form of cash, full or partial credits against future minimum or contingent rents otherwise payable by the Company, or a combination thereof. In most cases, landlord incentives are received after the Company takes possession of the property and as milestones are met during the construction of the property. The Company includes these amounts in the measurement of the initial operating lease liability and right-of-use asset.
Pre-opening Costs
Pre-opening costs are expensed as incurred and consist primarily of occupancy, manager and team member wages, cookware, travel and lodging costs for the opening training team and other supporting team members, marketing expenses, legal fees, and inventory costs incurred prior to the opening of a Shack.

Shake Shack Inc. Form 10-K | 90

Income Taxes
Income taxes are accounted for pursuant to the asset and liability method which requires the recognition of deferred income tax assets and liabilities related to the expected future tax consequences arising from temporary differences between the carrying values and tax bases of assets and liabilities based on enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Any effects of changes in income tax rates or laws are included in Income tax expense on the Consolidated Statements of Income (Loss) in the period of enactment. A valuation allowance is recognized if we determine it is more likely than not that all or a portion of a deferred tax asset will not be recognized. In making such determination, the Company considers all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent and expected future results of operations.
Recently Adopted Accounting Pronouncements
We adopted the Accounting Standards Update ("ASU") summarized below in fiscal 2024.

ASU	Description	Date Adopted
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07)
This ASU requires that an entity report segment information in accordance with Topic 280, Segment Reporting. The amendment in the ASU is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses.

December 25, 2024
Recently Issued Accounting Pronouncements
Accounting standards updates ("ASU") applicable to the Company that were recently issued are summarized below.

ASU	Description	Effective Date
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
Fiscal years beginning after December 15, 2024
Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03)
This ASU requires that an entity disaggregate relevant expense captions presented on the face of the income statement into natural expense categories within the footnotes of the financial statements. In addition, a separate disclosure of selling expenses is required to be presented. The ASU is intended to allow stakeholders to better understand the components of an entity's expenses.

Early adoption is permitted. The Company is evaluating the impact this standard will have on its Consolidated Financial Statements and related disclosures.
Fiscal years beginning after December 15, 2026
All other ASUs issued but not yet effective are not applicable or not expected to have a material impact on the Company’s future Consolidated Financial Statements.

Shake Shack Inc. Form 10-K | 91

NOTE 3: REVENUE

Revenue Recognition
Revenue disaggregated by type was as follows:

	2024	2023	2022
Shack sales	$1,207,561	$1,046,819	$869,270
Licensing revenue:
Sales-based royalties	43,487	39,853	30,204
Initial territory and opening fees	1,560	861	1,012
Total revenue	$1,252,608	$1,087,533	$900,486
The aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of December 25, 2024 was $23,130. The Company expects to recognize this amount as revenue over a long-term period, as the license term for each Shack ranges from five to twenty years. This amount excludes any variable consideration related to sales-based royalties.
Contract Balances
Contract liabilities and receivables from contracts with customers were as follows:

	December 25 2024	December 27 2023
Shack sales receivables	$10,699	$9,884
Licensing receivables, net of allowance for doubtful accounts	5,735	4,610
Gift card liability	2,584	2,603
Deferred revenue, current	1,666	1,192
Deferred revenue, long-term	17,060	17,157
Revenue recognized that was included in the respective liability balances at the beginning of the period was as follows:

	2024	2023
Gift card liability	$776	$634
Deferred revenue	1,461	1,103

Shake Shack Inc. Form 10-K | 92

NOTE 4: FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying values of the Company's Cash and cash equivalents, Accounts receivable, net, Accounts payable and Accrued expenses approximate fair value due to the short-term nature of these financial instruments.
The Company's marketable securities were as follows:

	December 25 2024	December 27 2023
Held-to-maturity securities	$—	$68,561
The Company classified its held-to-maturity securities as Level 1 within the fair value hierarchy. Refer to Note 8, Debt, for additional information relating to the fair value of the Company's outstanding debt instruments.
A summary of other income from marketable securities was as follows:

	2024	2023	2022
Income from marketable securities	$640	$2,885	$1,033
Realized gain on sale of equity securities	—	81	—
Unrealized loss on equity securities	—	—	(158)
Total	$640	$2,966	$875
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
During fiscal 2024, the Company determined to close and executed the closure of nine underperforming Company-operated Shacks in California, Ohio and Texas as these Shacks were not projected to provide acceptable returns in the foreseeable future, in part due to changes in the trade area and the negative impact on other Shacks within their proximity by cannibalizing sales. The total expenses related to the identified Shack closures were $29,348, of which $27,633 was impairment expense, related to right-of-use assets, and property, plant and equipment, and $1,715 was miscellaneous Shack closure expense. The fair values of assets were determined using an income-based approach and are classified as Level 3 within the fair value hierarchy. Significant inputs include projections of future cash flows, Shack sales, profitability, discount rates, and sublease income.
No impairment charges were recognized during fiscal 2023. During fiscal 2022, the Company recognized an impairment charge of $99 related to one Shack. These impairment charges were included in Impairments, loss on disposal of assets, and Shack closures on the Consolidated Statements of Income (Loss).

Shake Shack Inc. Form 10-K | 93

NOTE 5: ACCOUNTS RECEIVABLE, NET

The components of Accounts receivable, net were as follows:

	December 25 2024	December 27 2023
Licensing receivables, net of allowance for doubtful accounts	$5,735	$4,610
Credit card receivables	5,856	6,360
Delivery receivables	4,225	3,039
Other receivables	3,871	2,838
Accounts receivable, net	$19,687	$16,847
NOTE 6: PROPERTY AND EQUIPMENT, NET

The components of Property and equipment, net were as follows:

	December 25 2024	December 27 2023
Leasehold improvements	$676,098	$594,024
Equipment	116,561	98,780
Furniture and fixtures	34,057	31,469
Computer equipment and software	122,406	101,822
Financing equipment lease right-of-use assets	19,630	25,127
Construction in progress	40,034	56,533
Property and equipment, gross	1,008,786	907,755
Less: accumulated depreciation	(457,186)	(376,760)
Property and equipment, net	$551,600	$530,995
Depreciation expense was $102,442, $91,216 and $72,770 for fiscal 2024, fiscal 2023 and fiscal 2022, respectively.
NOTE 7: SUPPLEMENTAL BALANCE SHEET INFORMATION

The components of Prepaid expenses and other current assets were as follows:

	December 25 2024	December 27 2023
Prepaid expenses	$8,196	$5,641
Tenant allowance receivables	12,761	12,136
Other	844	1,190
Prepaid expenses and other current assets	$21,801	$18,967

Shake Shack Inc. Form 10-K | 94

The components of Other current liabilities were as follows:

	December 25 2024	December 27 2023
Sales tax payable	$6,999	$6,076
Current portion of financing equipment lease liabilities	4,086	3,435
Gift card liability	2,584	2,603
Other	5,869	4,989
Other current liabilities	$19,538	$17,103
NOTE 8: DEBT

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
The Convertible Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding December 1, 2027, only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on June 30, 2021 (and only during such fiscal quarter), if the last reported sale price of the Company's Class A common stock, par value $0.001 per share, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price for the Convertible Notes on each applicable trading day; (2) during the five business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Indenture) per one thousand dollar principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Class A common stock and the conversion rate for the Convertible Notes on each such trading day; (3) if the Company calls such Convertible Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the Convertible Notes called (or deemed called) for redemption; and (4) upon the occurrence of specified corporate events as set forth in the Indenture. On or after December 1, 2027, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the Convertible Notes may convert all or any portion of their Convertible Notes at any time, regardless of the foregoing circumstances.
The Convertible Notes had an initial conversion rate of 5.8679 shares of Class A common stock per one thousand dollar principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $170.42 per share of Class A common stock. The fair value of the Convertible Notes was approximately $256,900 and $205,000, respectively, as of December 25, 2024 and December 27, 2023, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as a Level 2 measurement within the fair value hierarchy.
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

Shake Shack Inc. Form 10-K | 95

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

	Classification	2024	2023	2022
Amortization expense on Convertible Notes	Interest expense	$1,047	$1,047	$1,047

	December 25 2024	December 27 2023
Convertible Notes	$250,000	$250,000
Discount and debt issuance costs, net of amortization	(3,317)	(4,364)
Long-term debt	$246,683	$245,636
Revolving Credit Facility
The Company maintains a revolving credit facility agreement ("Revolving Credit Facility") which permits borrowings up to $50,000 with the ability to increase available borrowings up to an additional $100,000, subject to satisfaction of certain conditions. The Revolving Credit Facility has a maturity date of March 5, 2026.
In fiscal 2023, the Company entered into the fourth amendment to the Revolving Credit Facility ("Fourth Amendment"), which, among other things, modified the benchmark interest rate to either: (i) the base rate plus applicable margin ranging from 0.0% to 1.5% or (ii) the Secured Overnight Financing Rate (“SOFR”) plus applicable margin ranging from 1.0% to 2.5%, in each case dependent upon the net lease adjusted leverage ratio. As of December 25, 2024 and December 27, 2023, no amounts were outstanding under the Revolving Credit Facility.
The obligations under the Revolving Credit Facility are secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' direct and indirect subsidiaries, with certain exceptions. The Revolving Credit Facility requires the Company to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios, as well as other customary affirmative and negative covenants. As of December 25, 2024, the Company was in compliance with all covenants.
The Revolving Credit Facility also permits the issuance of letters of credit upon our request of up to $15,000. As of December 25, 2024 and December 27, 2023, the Company had outstanding letters of credit of $3,894 and $3,147, respectively, in connection with the Revolving Credit Facility.

	Classification	2024	2023	2022
Interest expense on Revolving Credit Facility	Interest expense	$67	$74	$82

Shake Shack Inc. Form 10-K | 96

	Classification	December 25 2024	December 27 2023
Unamortized deferred financing costs on Revolving Credit Facility	Other assets	$23	$42
NOTE 9: LEASES

A summary of operating and finance right-of-use assets and lease liabilities were as follows:

	Classification	December 25 2024	December 27 2023
Operating leases	Operating lease assets	$424,611	$398,296
Finance leases	Property and equipment, net	12,225	11,801
Total right-of-use assets		$436,836	$410,097

Operating leases:
	Operating lease liabilities, current	$55,739	$49,004
	Long-term operating lease liabilities	494,499	464,533
Finance leases:
	Other current liabilities	4,086	3,435
	Other long-term liabilities	8,616	8,721
Total lease liabilities		$562,940	$525,693
The components of lease expense were as follows:

	Classification	2024	2023	2022
Operating lease cost	Occupancy and related expenses Pre-opening costs General and administrative expenses	$77,432	$67,781	$58,788
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization expense	4,181	3,324	3,071
Interest on lease liabilities	Interest expense	770	476	226
Variable lease cost	Occupancy and related expenses Pre-opening costs General and administrative expenses	21,694	18,305	15,973
Short-term lease cost	Occupancy and related expenses	840	938	580
Total lease cost		$104,917	$90,824	$78,638

Shake Shack Inc. Form 10-K | 97

As of December 25, 2024, future minimum lease payments for operating and finance leases consisted of the following:

	Operating Leases	Finance Leases
2025¹	$73,946	$4,719
2026	90,942	3,977
2027	86,408	3,239
2028	82,420	1,707
2029	76,049	297
Thereafter	298,374	77
Total minimum payments	708,139	14,016
Less: imputed interest	170,662	1,314
Total lease liabilities	$537,477	$12,702
(1)Operating leases are net of certain tenant allowance receivables that were reclassified to Other current assets as of December 25, 2024.

As of December 25, 2024, the Company had additional operating lease commitments of $138,716 for non-cancelable leases without a possession date, which commence in 2025 or later. The terms of these lease commitments are materially consistent with leases recognized on the Consolidated Balance Sheets.
A summary of lease terms and discount rates for operating and finance leases were as follows:

	December 25 2024	December 27 2023
Weighted average remaining lease term (years):
Operating leases	8.7	8.9
Finance leases	3.3	4.7
Weighted average discount rate:
Operating leases	6.2%	6.2%
Finance leases	6.1%	5.6%
Supplemental cash flow information related to leases was as follows:

	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$91,783	$72,128	$61,114
Operating cash flows from finance leases	770	476	226
Financing cash flows from finance leases	3,964	3,272	2,974
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	84,887	72,403	56,578
Finance leases	4,792	8,972	2,415

Shake Shack Inc. Form 10-K | 98

NOTE 10: EMPLOYEE BENEFIT PLANS

Defined Contribution Plan
Team members who have completed 90 days of continuous employment and are 21 years or older are eligible to participate in a defined contribution savings plan maintained by Shake Shack. The plan is funded by participant and employer contributions. Employer contributions, made at the Company's discretion, are paid directly to the third-party trustee and match a portion of certain participants' contributions. The Company matches 100% of certain participants' contributions for the first 3% of eligible compensation contributed and 50% of contributions made in excess of 3% of eligible compensation up to 5% of eligible compensation. Employer contributions totaled $2,319, $1,888 and $1,553, respectively, for fiscal 2024, fiscal 2023 and fiscal 2022.
NOTE 11: STOCKHOLDERS' EQUITY

LLC Interests
The SSE Holdings LLC Agreement provides that holders of LLC Interests may, from time to time, require SSE Holdings to redeem all or a portion of their LLC Interests for newly-issued shares of Class A common stock on a one-for-one basis. In connection with any redemption or exchange, the Company receives a corresponding number of LLC Interests, increasing its total ownership interest in SSE Holdings. Simultaneously, and in connection with a redemption, the corresponding number of shares of Class B common stock are surrendered and cancelled. Refer to Note 12, Non-Controlling Interests, for additional information related to LLC Interests activity.
Dividend Restrictions
Shake Shack Inc. is a holding company with no direct operations. As a result, its ability to pay cash dividends on its common stock, if any, is dependent upon cash dividends, distributions or other transfers from SSE Holdings. The amounts available to pay cash dividends are subject to certain covenants and restrictions set forth in the Revolving Credit Facility. As of December 25, 2024, essentially all of the net assets of SSE Holdings were restricted.
NOTE 12: NON-CONTROLLING INTERESTS

Shake Shack is the primary beneficiary and sole managing member of SSE Holdings and, as a result, consolidates the financial results of SSE Holdings. The Company reports a non-controlling interest representing the economic interest held by the other members of SSE Holdings. The Third Amended and Restated Limited Liability Company Agreement, as further amended, (the "LLC Agreement") of SSE Holdings provides that holders of SSE Holdings, LLC membership interests ("LLC Interests") may, from time to time, require SSE Holdings to redeem all or a portion of their LLC Interests for newly-issued shares of Class A common stock on a one-for-one basis. In connection with any redemption or exchange, the Company will receive a corresponding number of LLC Interests, increasing the total ownership interest in SSE Holdings. Changes in the ownership interest in SSE Holdings while the Company retains its controlling interest in SSE Holdings will be accounted for as equity transactions. As such, future redemptions or direct exchanges of LLC Interests in SSE Holdings by the other members of SSE Holdings will result in a change in ownership and reduce the amount recorded as non-controlling interest and increase additional paid-in capital.

Shake Shack Inc. Form 10-K | 99

The following table summarizes the ownership interest in SSE Holdings:

	2024		2023
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Shake Shack Inc.	40,068,068	94.2%	39,474,315	93.3%
Number of LLC Interests held by non-controlling interest holders	2,455,713	5.8%	2,834,513	6.7%
Total LLC Interests outstanding	42,523,781	100.0%	42,308,828	100.0%
The weighted average ownership percentages for the applicable reporting periods are used to attribute Net income (loss) and Other comprehensive income (loss) to the non-controlling interest holders and were as follows:

	2024	2023	2022
Non-controlling interest holders' weighted average ownership percentages	6.2%	6.7%	6.9%
The following table summarizes the effects of changes in ownership of SSE Holdings on the Company's equity:

	2024	2023	2022
Net income (loss) attributable to Shake Shack Inc.	$10,207	$20,264	$(21,229)
Other comprehensive income (loss):
Unrealized holding income (loss) on foreign currency translation adjustment	2	(3)	(1)
Transfers (to) from non-controlling interests:
Increase in additional paid-in capital as a result of the redemption of LLC Interests	3,517	265	313
Decrease in additional paid-in capital as a result of activity under stock compensation plan	(5,614)	(3,271)	(2,978)
Total effect of changes in ownership interest on equity attributable to Shake Shack Inc.	$8,112	$17,255	$(23,895)
The following table summarizes the LLC Interests activity:

	2024	2023	2022
LLC Interests activity under the Company's stock compensation plan
Number of LLC Interests received by Shake Shack Inc.	214,953	154,317	90,527
Redemption and acquisition of LLC Interests
Number of LLC Interests redeemed by non-controlling interest holders	378,800	35,000	52,074
Number of LLC Interests received by Shake Shack Inc.	378,800	35,000	52,074
Issuance of Class A common stock
Shares of Class A common stock issued in connection with redemptions of LLC Interests	378,800	35,000	52,074
Cancellation of Class B common stock
Shares of Class B common stock surrendered and canceled	378,800	35,000	52,074

Shake Shack Inc. Form 10-K | 100

NOTE 13: EQUITY-BASED COMPENSATION

A summary of equity-based compensation expense by award type was as follows:

	2024	2023	2022
Performance stock units	$2,611	$3,149	$4,199
Restricted stock units	13,304	11,739	9,127
Equity-based compensation expense	$15,915	$14,888	$13,326

Total income tax benefit recognized related to equity-based compensation	$396	$391	$302
Equity-based compensation expense recognized was as follows:

	2024	2023	2022
General and administrative expenses	$14,339	$13,587	$12,305
Labor and related expenses	1,576	1,301	1,021
Equity-based compensation expense	$15,915	$14,888	$13,326
The Company capitalized $371, $286 and $192 of equity-based compensation expense associated with the construction cost of our Shacks and certain digital and technology projects, during fiscal 2024, fiscal 2023 and fiscal 2022, respectively.
Restricted Stock Units
In January 2015, the Company adopted the 2015 Incentive Award Plan (the "2015 Plan") under which it may grant up to 5,865,522 restricted stock units and other equity-based awards to team members, directors and officers. In June 2024, the Company amended and restated the 2015 Plan (the “2025 Plan”) which authorizes the issuance of up to 842,321 additional shares of the Company’s Class A Common Stock and extends the term of the 2015 Plan by 10 years, among other things.
The restricted stock units granted generally vest equally over periods ranging from one to five years. The fair value of restricted stock units is determined based on the closing market price of our Class A common stock on the date of grant. Compensation expense related to the restricted stock units is recognized using a straight-line attribution method over the vesting period.
A summary of restricted stock unit activity was as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding and unvested as of December 27, 2023	511,544	$67.82
Granted	199,345	102.77
Vested	(185,649)	70.31
Forfeited	(82,436)	73.41
Outstanding and unvested as of December 25, 2024	442,804	$81.47
The weighted average grant-date fair value of restricted stock units granted during fiscal 2023 and fiscal 2022 were $58.26 and $71.25, respectively. The total fair value of shares vested during fiscal 2023 and fiscal 2022 was $10,382 and $5,936, respectively. As of December 25, 2024, total unrecognized compensation expense related to unvested restricted stock units was $25,942, which is expected to be recognized over a weighted average period of 2.5 years.

Shake Shack Inc. Form 10-K | 101

Performance Stock Units
Under the 2025 Plan, the Company may grant performance stock units and other types of performance-based equity awards that vest based on the outcome of certain performance criteria that are established and approved by the Compensation Committee of the Board of Directors. The actual number of equity awards earned is based on the level of performance achieved over a predetermined performance period, relative to established financial goals.
Performance stock units granted during fiscal 2024 are subject to a requisite service period and the awards vest ratably over four years or cliff vest over three years. The amount of awards that can be earned ranges from 0% to 200% of the number of performance stock units granted, based on the achievement of approved financial goals over a one-year or three-year performance period.
Performance stock units containing market conditions are based on a Monte Carlo simulation, and related compensation expense is recognized using a graded attribution method over the vesting period and does not change regardless of the amount of shares received by the recipient based on achievement of the awards. The fair value of performance stock units not containing a market condition is determined based on the closing market price of the Company's Class A common stock on the date of grant. Compensation expense related to the performance stock units not containing a market condition is recognized using either a graded-vesting attribution method or straight-line over the vesting period based on the most probable outcome of the performance conditions. No performance stock units were granted during fiscal 2023 and fiscal 2022.
A summary of performance stock unit activity was as follows:

	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding and unvested as of December 27, 2023	121,425	$92.77
Granted	95,624	103.98
Vested	(10,646)	129.68
Forfeited	(33,957)	91.73
Outstanding and unvested as of December 25, 2024	172,446	$96.82
The weighted average grant date fair value of performance stock units granted during fiscal 2023 and fiscal 2022 was nil, and nil, respectively. The total fair value of awards that vested during fiscal 2023 and fiscal 2022 was $1,441 and $1,869, respectively. As of December 25, 2024, total unrecognized compensation expense related to unvested performance stock units was $6,645, which is expected to be recognized over a weighted average period of 2.5 years.
Stock Options
Under the 2025 Plan, the Company may grant stock options to team members, directors and officers. The stock options granted generally vest equally over periods ranging from one to five years. The Company does not use cash to settle any of the equity-based awards, and issues new shares of Class A common stock upon the exercise of stock options.

Shake Shack Inc. Form 10-K | 102

A summary of stock option activity was as follows:

	Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding as of December 27, 2023	100,625	$21.71
Exercised	(77,369)	21.00
Forfeited	(11,144)	23.45
Outstanding as of December 25, 2024	12,112	$24.66	$1,300	0.5
Options vested and exercisable as of December 25, 2024	12,112	$24.66	$1,300	0.5
As of December 25, 2024, total unrecognized compensation expense related to unvested stock options was nil. Cash received from stock options exercised was $1,627 and the cash tax benefit realized for the tax deductions from these option exercises was $137 for fiscal 2024. No options were granted during fiscal 2024, fiscal 2023 and fiscal 2022. The total intrinsic value of stock options exercised during fiscal 2024, fiscal 2023 and fiscal 2022 was $7,212, $1,426 and $631, respectively. No stock options vested during fiscal 2024, fiscal 2023 and fiscal 2022.
The following table summarizes information about stock options outstanding and exercisable as December 25, 2024:

	Options Outstanding and Exercisable
	Number Outstanding at December 25, 2024	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Exercise Price
$21.00	9,001	0.1	$21.00
$34.62	2,003	1.4	$34.62
$36.41	1,108	1.9	$36.41
NOTE 14: INCOME TAXES

Shake Shack is the sole managing member of SSE Holdings, which is classified as a partnership for U.S federal and most applicable state and local income tax purposes. As the managing member, the Company consolidates SSE Holdings financial results. As a partnership, SSE Holdings is not subject to U.S. federal and certain state and local income taxes. Instead, any taxable income or loss generated by SSE Holdings is allocated to its members, including the Company, on a pro rata basis. The Company is subject to U.S. federal, state and local income taxes with respect to its allocable share of taxable income or loss from SSE Holdings, as well as any stand-alone income or loss generated by Shake Shack Inc. The Company is also subject to withholding taxes in foreign jurisdictions.
Income Tax Expense
The components of Income (loss) before income taxes were as follows:

	2024	2023	2022
Domestic	$(18,247)	$(13,427)	$(49,454)
Foreign	32,491	30,407	25,169
Income (loss) before income taxes	$14,244	$16,980	$(24,285)

Shake Shack Inc. Form 10-K | 103

The components of Income tax expense (benefit) were as follows:

	2024	2023	2022
Current income taxes:
State and local	$554	$1,271	$222
Foreign	3,924	3,793	3,612
Total current income taxes	4,478	5,064	3,834
Deferred income taxes:
Federal	(2,731)	(12,427)	(4,176)
State and local	1,677	3,353	(838)
Total deferred income taxes	(1,054)	(9,074)	(5,014)
Income tax expense (benefit)	$3,424	$(4,010)	$(1,180)
Reconciliations of Income tax expense (benefit) computed at the U.S. federal statutory income tax rate to the recognized Income tax expense (benefit) and the U.S. statutory income tax rate to our effective tax rates were as follows:

	2024		2023		2022
Expected U.S. federal income taxes at statutory rate	$2,991	21.0%	$3,565	21.0%	$(5,100)	21.0%
State and local income taxes, net of federal benefit	2,166	15.2%	2,090	12.3%	(759)	3.1%
Foreign withholding taxes	3,924	27.6%	3,792	22.3%	3,612	(14.9)%
Tax credits	(7,033)	(49.4)%	(7,060)	(41.6)%	(5,969)	24.6%
Non-controlling interest	(166)	(1.2)%	(196)	(1.2)%	122	(0.5)%
Non-deductible expenses	2,240	15.7%	1,169	6.9%	1,467	(6.0)%
Reserve for uncertain tax positions	—	—%	154	0.9%	—	—%
Remeasurement of deferred tax assets in connection with other tax rate changes	392	2.8%	1,547	9.1%	225	(0.9)%
Return to provision adjustment	(650)	(4.6)%	(519)	(3.0)%	267	(1.1)%
Change in valuation allowance	(97)	(0.7)%	(9,195)	(54.1)%	4,955	(20.4)%
Other	(343)	(2.4)%	643	3.8%	—	—%
Income tax expense (benefit)	$3,424	24.0%	$(4,010)	(23.6)%	$(1,180)	4.9%
Shake Shack's effective income tax rates for fiscal 2024, fiscal 2023 and fiscal 2022 were 24.0%, (23.6)% and 4.9%, respectively. The increase in the effective income tax rate from fiscal 2023 to fiscal 2024 was primarily driven by the release of a valuation allowance and a higher remeasurement of deferred tax assets in fiscal 2023.

Shake Shack Inc. Form 10-K | 104

Deferred Tax Assets and Liabilities
The components of deferred tax assets and liabilities were as follows:

	December 25 2024	December 27 2023
Deferred tax assets:
Investment in partnership	$89,397	$90,419
Tax Receivable Agreement	67,192	64,076
Operating lease liability	5,264	4,713
Financing lease liability	124	114
Deferred revenue	209	196
Equity-based compensation	357	360
Net operating loss carryforwards	148,700	144,144
Tax credits	33,643	26,048
Other assets	1,772	947
Total gross deferred tax assets	346,658	331,017
Valuation allowance	(260)	(357)
Total deferred tax assets, net of valuation allowance	346,398	330,660
Deferred tax liabilities:
Property and equipment	(537)	(599)
Operating lease right-of-use asset	(4,147)	(3,735)
Financing lease right-of-use asset	(119)	(111)
Other liabilities	(9)	(7)
Total gross deferred tax liabilities	(4,812)	(4,452)
Net deferred tax assets	$341,586	$326,208
As of December 25, 2024, the Company's federal and state net operating loss carryforwards for income tax purposes were $615,782 and $334,359, respectively. Of the federal net operating loss carryforward, $563,915 can be carried forward indefinitely, while the remaining $51,867 will begin to expire in 2035. Similarly, of the state net operating loss carryforward, $106,682 can be carried forward indefinitely, while the remaining $227,677 will begin to expire in 2025. As of December 25, 2024, the Company had federal tax credit carryforwards, including a capital loss carryforward of $33,749, which will begin to expire in 2025 and gross state tax credit carryforwards of $273, also expiring in 2025.
As described in Note 12, Non-controlling Interests, the Company acquired a total of 593,753 LLC Interests during fiscal 2024 through LLC Interest redemptions and stock-based compensation plan activity. Upon acquiring these LLC Interests, the Company recognized a deferred tax asset of $10,985 related to the basis difference in its investment in SSE Holdings. As of December 25, 2024, the total deferred tax asset associated with the basis difference was $89,397.
The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of December 25, 2024, the Company concluded, based on the valuation of all available positive and negative evidence, that all of its deferred tax assets are more likely than not to be realized, except certain state credits and state net operating losses that are not expected to be utilized before expiration. Accordingly, the Company maintained a valuation allowance of $260. The net change in valuation allowance for fiscal 2024 was a decrease of $97. Refer to Schedule II, Valuation and Qualifying Accounts for additional information.

Shake Shack Inc. Form 10-K | 105

Uncertain Tax Positions
Pursuant to ASC 740, the Company provides for uncertain tax positions based upon our assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. In 2024, no new uncertain tax positions were identified. A reconciliation of the beginning to the ending accounts of gross unrecognized tax benefits for fiscal 2024, 2023, and 2022 is as follows:

	2024	2023	2022
Beginning balance	$147	$—	$—
Additions for tax positions of prior years	—	263	—
Settlements	—	(116)	—
Ending balance	$147	$147	$—
The Company files income tax returns in the United States federal and state and local jurisdictions. The Company is currently open to examination by tax authorities for state and local jurisdictions for tax years beginning 2018.
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
On February 4, 2015, the Company entered into a tax receivable agreement with certain then-existing non-controlling members of SSE Holdings (the "Tax Receivable Agreement"). This agreement obligates the Company to pay the non-controlling interest holders 85% of any tax benefits that the Company may actually realize, or deemed to realize, from (i) increases in the Company's share of the tax basis of SSE Holdings due to redemptions or exchanges of LLC Interests, (ii) tax basis increases resulting from payments made under the Tax Receivable Agreement, and (iii) deductions from imputed interest under the agreement (the "TRA Payments"). The Company expects to benefit from the remaining 15% of any realized tax benefits. The TRA Payments are not conditioned upon any continued ownership interest in SSE Holdings or us. Additionally, the rights of each non-controlling interest holder under the Tax Receivable Agreement, are assignable to transferees of its LLC Interests.
During fiscal 2024, the Company acquired a total of 378,800 LLC Interests in connection with the redemption of LLC Interests, which led to an increase in the tax basis of its investment in SSE Holdings subject to the provisions of the Tax Receivable Agreement. The Company recognized an additional asset of $10,985 for the TRA Payments due to the redeeming members, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the redemption of LLC Interests. This estimate was based on our conclusion that it was probable that such TRA Payments would be made, considering our projections of future taxable income. No payments were made to the members of SSE Holdings pursuant to the Tax Receivable Agreement in fiscal 2024 and fiscal 2023. As of December 25, 2024, the total amount of TRA Payments due under the Tax Receivable Agreement was $247,734, of which $717 amount was included in Other current liabilities on the Consolidated Balance Sheets.
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

Shake Shack Inc. Form 10-K | 106

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A common stock (in thousands, except per share amounts):

	2024	2023	2022
Numerator:
Net income (loss) attributable to Shake Shack Inc.—basic	$10,207	$20,264	$(21,229)
Reallocation of net income attributable to non-controlling interests from the assumed conversion of Class B shares	613	726	—
Net income (loss) attributable to Shake Shack Inc.—diluted	$10,820	$20,990	$(21,229)
Denominator:
Weighted average shares of Class A common stock outstanding—basic	39,830	39,419	39,237
Effect of dilutive securities:
Stock options	52	75	—
Performance stock units	69	11	—
Restricted stock units	173	85	—
Convertible Notes	1,467	1,467	—
Shares of Class B common stock	2,612	2,842	—
Weighted average shares of Class A common stock outstanding—diluted	44,203	43,899	39,237

Earnings (loss) per share of Class A common stock—basic	$0.26	$0.51	$(0.54)
Earnings (loss) per share of Class A common stock—diluted	$0.24	$0.48	$(0.54)
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
The following table presents potentially dilutive securities excluded from the computations of diluted earnings (loss) per share of Class A common stock:

	2024		2023		2022
Stock options	—		—		134,031	(2)
Performance stock units	50,556	(1)	99,718	(1)	159,822	(2)
Restricted stock units	—		—		395,853	(2)
Shares of Class B common stock	—		—		2,869,513	(2)
Convertible notes	—		—		1,466,975	(2)
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

Shake Shack Inc. Form 10-K | 107

NOTE 16: SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information:

	2024	2023	2022
Cash paid for:
Income taxes, net of refunds	$6,531	$4,056	$3,731
Interest, net of amounts capitalized	882	537	252
Non-cash investing activities:
Accrued purchases of property and equipment	19,226	24,999	26,591
Capitalized equity-based compensation	217	181	126
Non-cash financing activities:
Establishment of liabilities under Tax Receivable Agreement	12,121	720	844
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
Certain leases require the Company to obtain letters of credit. As of December 25, 2024, the Company held three letters of credit, one for $402, which expires in August 2025 and renews automatically for one-year periods through January 2034, one for $163, which expires in December 2024 and renews automatically for one-year periods through December 2029, and one for $130, which expires in February 2026.
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
Legal Contingencies
The Company is subject to various legal proceedings, claims and liabilities, involving employees and guests alike, which arise in the ordinary course of business and are generally covered by insurance. As of December 25, 2024, the amount of the ultimate liability with respect to these matters was not material.
Liabilities under Tax Receivable Agreement
The Company is a party to the Tax Receivable Agreement under which it is contractually committed to pay certain of the members of SSE Holdings 85% of the amount of any tax benefits that are actually realized, or in some cases are deemed to realize, as a result of certain transactions. The Company is not obligated to make any payments under the Tax Receivable

Shake Shack Inc. Form 10-K | 108

Agreement until the tax benefits associated with the transactions that gave rise to the payments are realized. Refer to Note 14, Income Taxes, for additional information relating to the Tax Receivable Agreement.
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

	Classification	2024	2023	2022
Amounts received from HYC	Licensing revenue	$926	$988	$802

	Classification	December 25 2024	December 27 2023
Amounts due from HYC	Accounts receivable, net	$73	$57
Madison Square Park Conservancy
The Chairman of the Board of Directors serves as a director of the Madison Square Park Conservancy ("MSP Conservancy"), with which Shake Shack has a license agreement and pays license fees to operate the Madison Square Park Shack. No payments were due to MSP Conservancy as of December 25, 2024 and December 27, 2023.

	Classification	2024	2023	2022
Amounts paid to MSP Conservancy	Occupancy and related expenses	$937	$898	$1,224

Shake Shack Inc. Form 10-K | 109

Olo, Inc.
The Chairman of the Board of Directors serves as a director of Olo, Inc., a platform the Company uses in connection with its mobile ordering application.

	Classification	2024	2023	2022
Amounts paid to Olo, Inc.	Other operating expenses	$838	$595	$431

	Classification	December 25 2024	December 27 2023
Amounts due to Olo, Inc.	Accounts payable Accrued expenses	$227	$116
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

	Classification	2024	2023	2022
Amounts paid to Block, Inc.	Other operating expenses	$12,119	$8,688	$4,337

	Classification	December 25 2024	December 27 2023
Amounts due to Block, Inc.	Accounts payable Accrued expenses	$—	$59
Tax Receivable Agreement
The Company entered into a Tax Receivable Agreement that provides for the payment by the Company of 85% of the amount of any tax benefits that are actually realized, or in some cases are deemed to realize, as a result of certain transactions. Refer to Note 14, Income Taxes, for additional information. No payments were made to the members of SSE Holdings pursuant to the Tax Receivable Agreement during fiscal 2024, fiscal 2023 and fiscal 2022.

	Classification	December 25 2024	December 27 2023
Amounts due under the Tax Receivable Agreement	Other current liabilities Liabilities under Tax Receivable Agreement, net of current portion	$247,734	$235,613
Distributions to Members of SSE Holdings
Under the terms of the SSE Holdings LLC Agreement, SSE Holdings is obligated to make tax distributions to its members. No tax distributions were payable to non-controlling interest holders as of December 25, 2024 and December 27, 2023, respectively.

	Classification	2024	2023	2022
Amounts paid to non-controlling interest holders	Non-controlling interests	$482	$162	$410

Shake Shack Inc. Form 10-K | 110

NOTE 19: SEGMENT REPORTING

Shake Shack operates and licenses Shake Shack restaurants, which serve burgers, chicken, hot dogs, crinkle cut fries, shakes, frozen custard, beer, wine and more. The Company operates Shacks in the United States and has both domestic and international licensed Shacks.
The chief operating decision maker (the "CODM") is the Chief Executive Officer. The Company determined it has one operating segment and one reportable segment, as the CODM regularly reviews Shack operations and financial performance at a consolidated level. The CODM also allocates resources at a consolidated level.
The CODM uses net income to allocate resources (including labor, technology, and capital resources) for the single segment to make decisions regarding annual budget, new Shack openings, entering new geographic markets, landlord and vendor negotiations, marketing decisions, pursuing new business ventures, and driving the Company's mission.

	2024	2023	2022
Segment revenue(1)	$1,252,608	$1,087,533	$900,486
Less:
Food and paper costs	339,940	305,041	261,584
Labor and related expenses	338,750	304,254	257,358
Other operating expenses(2)	178,381	149,449	129,650
Occupancy and related expenses	93,069	79,846	68,508
General and administrative expenses	149,047	129,542	120,009
Depreciation and amortization expense	102,468	91,242	72,796
Pre-opening costs	15,547	19,231	15,050
Impairments, loss on disposal of assets, and Shack closures	32,368	3,007	2,425
Interest expense	2,045	1,717	1,518
Income tax expense (benefit)	3,424	(4,010)	(1,180)
Other (income) loss, net(3)	(13,251)	(12,776)	(4,127)
Segment income (loss)	10,820	20,990	(23,105)
Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—
Consolidated net income (loss)	$10,820	$20,990	$(23,105)

		December 25 2024	December 27 2023
Total Assets		$1,696,971	$1,605,857
(1)Refer to Note 20, for geographic information and breakdown of revenue and long-lived assets by geographic area.
(2)Other operating expenses consist of delivery commissions, Shack-level marketing expenses, repairs and maintenance, utilities, and other operating expenses incidental to operating our Company-operated Shacks, such as non-perishable supplies, credit card fees and property insurance.
(3)Other income, net includes net unrealized and realized gains and losses from marketable securities, dividend and interest income, and adjustments to liabilities under the Tax Receivable Agreement. Interest income was $640, $2,390 and nil, respectively for the fifty-two weeks ended December 25, 2024, December 27, 2023 and December 28, 2022.

Shake Shack Inc. Form 10-K | 111

NOTE 20: GEOGRAPHIC INFORMATION

Revenue by geographic area was as follows:

	2024	2023	2022
United States	$1,219,356	$1,056,753	$875,047
Other countries	33,252	30,780	25,439
Total revenue	$1,252,608	$1,087,533	$900,486
Revenues are shown based on the geographic location of the Company's customers and licensees. The Company's long-lived assets are primarily located in the United States.

Shake Shack Inc. Form 10-K | 112

Schedule I: Condensed Financial Information of Registrant

SHAKE SHACK INC.
CONDENSED BALANCE SHEETS
(PARENT COMPANY ONLY)
(in thousands, except share and per share amounts)

	December 25 2024	December 27 2023
ASSETS
Current assets:
Cash	$9,271	$6,672
Prepaid expenses	1,405	63
Total current assets	10,676	6,735
Deferred income taxes, net	336,588	328,870
Investment in SSE Holdings	390,184	362,296
Note receivable from SSE Holdings	224,879	216,946
Note receivable - conversion option	33,500	12,900
Due from SSE Holdings	9,695	8,213
TOTAL ASSETS	$1,005,522	$935,960
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	—	146
Accrued expenses	87	621
Due to SSE Holdings	32,482	22,027
Other current liabilities	717	—
Total current liabilities	33,286	22,794
Long-term debt	246,683	245,636
Liabilities under tax receivable agreement, net of current portion	247,017	235,613
Total liabilities	526,986	504,043
Commitments and contingencies
Stockholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of December 25, 2024 and December 27, 2023.	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 40,068,068 and 39,474,315 shares issued and outstanding as of December 25, 2024 and December 27, 2023, respectively.	40	39
Class B common stock, $0.001 par value—35,000,000 shares authorized; 2,455,713 and 2,834,513 shares issued and outstanding as of December 25, 2024 and December 27, 2023, respectively.	2	3
Additional paid-in capital	442,993	426,601
Retained earnings	35,502	5,277
Accumulated other comprehensive loss	(1)	(3)
Total stockholders' equity	478,536	431,917
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,005,522	$935,960
See accompanying Notes to Condensed Financial Statements.

Shake Shack Inc. Form 10-K | 113

Schedule I: Condensed Financial Information of Registrant (continued)

SHAKE SHACK INC.
CONDENSED STATEMENTS OF INCOME (LOSS)
(PARENT COMPANY ONLY)
(in thousands)

	Fiscal Year Ended
	December 25 2024	December 27 2023	December 28 2022
Intercompany revenue	$6,476	$7,971	$2,293
TOTAL REVENUE	6,476	7,971	2,293
General and administrative expenses	5,647	6,663	3,132
Intercompany expenses	45	54	67
TOTAL EXPENSES	5,692	6,717	3,199
INCOME (LOSS) FROM OPERATIONS	784	1,254	(906)
Equity in net income (loss) from SSE Holdings	8,558	10,091	(25,335)
Other income (expense), net	28,533	14,533	(1,767)
Interest expense	(1,047)	(1,047)	(1,047)
INCOME (LOSS) BEFORE INCOME TAXES	36,828	24,831	(29,055)
Income tax expense (benefit)	6,603	(5,203)	(5,783)
NET INCOME (LOSS)	$30,225	$30,034	$(23,272)
See accompanying Notes to Condensed Financial Statements.

Shake Shack Inc. Form 10-K | 114

Schedule I: Condensed Financial Information of Registrant (continued)

SHAKE SHACK INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(PARENT COMPANY ONLY)
(in thousands)

	Fiscal Year Ended
	December 25 2024	December 27 2023	December 28 2022
Net income (loss)	$30,225	$30,034	$(23,272)
Other comprehensive income (loss), net of tax(1):
Change in foreign currency translation adjustment	2	(3)	(1)
OTHER COMPREHENSIVE INCOME (LOSS)	2	(3)	(1)
COMPREHENSIVE INCOME (LOSS)	$30,227	$30,031	$(23,273)
(1)Net of tax benefit of $0 for fiscal years ended December 25, 2024, December 27, 2023 and December 28, 2022.
See accompanying Notes to Condensed Financial Statements.

Shake Shack Inc. Form 10-K | 115

Schedule I: Condensed Financial Information of Registrant (continued)

SHAKE SHACK INC.
CONDENSED STATEMENTS OF CASH FLOWS
(PARENT COMPANY ONLY)
(in thousands)

	Fiscal Year Ended
	December 25 2024	December 27 2023	December 28 2022
OPERATING ACTIVITIES
Net income (loss)	$30,225	$30,034	$(23,272)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in net (income) loss from SSE Holdings	(8,558)	(10,091)	25,335
Amortization of debt issuance costs	1,047	1,047	1,047
Equity-based compensation	920	894	614
Deferred income taxes	6,606	(5,249)	(5,783)
(Gain) loss on note receivable - conversion option	(20,600)	(6,600)	9,700
Other non-cash income	(7,933)	(7,933)	(7,934)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,342)	(1)	2
Due (to) from SSE Holdings	1,153	(3,944)	(728)
Accounts payable	(146)	107	30
Accrued expenses	(395)	515	(103)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	977	(1,221)	(1,092)
INVESTING ACTIVITIES
Purchases of LLC Interests from SSE Holdings	(27,618)	(11,731)	(7,619)
NET CASH USED IN INVESTING ACTIVITIES	(27,618)	(11,731)	(7,619)
FINANCING ACTIVITIES
Proceeds from issuance of Class A common stock to SSE Holdings upon settlement of equity awards	27,618	11,731	7,619
Proceeds from stock option exercises	1,620	744	424
NET CASH PROVIDED BY FINANCING ACTIVITIES	29,238	12,475	8,043
Effect of exchange rate changes on cash and cash equivalents	2	(3)	(1)
INCREASE (DECREASE) IN CASH	2,599	(480)	(669)
CASH AT BEGINNING OF PERIOD	6,672	7,152	7,821
CASH AT END OF PERIOD	$9,271	$6,672	$7,152
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
The following table presents amounts in the Parent Company's Condensed Balance Sheets that were eliminated in consolidation:

	December 25 2024	December 27 2023
Assets
Due from SSE Holdings	$9,695	$8,213
Deferred income taxes, net	(3,177)	4,289
Note receivable from SSE Holdings	224,879	216,946
Note receivable - conversion option	33,500	12,900
Liabilities
Due to SSE Holdings	32,482	22,027

Related party amounts that were not eliminated in the Company's Consolidated Financial Statements include the Parent Company's liabilities under the tax receivable agreement, which totaled $247,734 and $235,613, respectively as of December 25, 2024 and December 27, 2023.

Shake Shack Inc. Form 10-K | 117

The following table presents amounts in the Parent Company's Condensed Statements of Income (Loss) that were eliminated in consolidation:

	2024	2023	2022
Intercompany revenue	$6,476	$7,971	$2,293
Equity in net income (loss) from SSE Holdings	8,558	10,091	(25,335)
Other income (expense), net	28,533	14,533	(1,767)
Income tax expense (benefit)	7,466	3,715	(769)
NOTE 3: NOTE RECEIVABLE FROM SSE HOLDINGS
In March 2021, contemporaneously with the issuance of the Convertible Notes described in Note 4, Debt, below, the Parent Company entered into a $250,000 intercompany note with SSE Holdings (the "Intercompany Note"). The Intercompany Note will mature in March 2028 unless the Parent Company exercises its right to convert the Intercompany Note to maintain at all times a one-to-one ratio between the number of common units, directly or indirectly, held by the Parent Company and the aggregate number of outstanding shares of Class A common stock. As of December 25, 2024 and December 27, 2023, the balance of the Note receivable from SSE Holdings was $224,879 and $216,946, respectively, net of accretion.
The Parent Company's right to convert the Intercompany Note into common units of SSE Holdings (the "Conversion Option") is required to be bifurcated from the Intercompany Note and shown separately on the Parent Company's Condensed Balance Sheets. The Conversion Option is to be recorded at fair value and remeasured at each subsequent reporting date. As of December 25, 2024 and December 27, 2023, the fair value of the Conversion Option was $33,500 and $12,900, respectively.
The following table presents amounts in the Parent Company's Condensed Statements of Income (Loss) related to the change in value and accretion on the Conversion Option:

	Classification	2024	2023	2022
Unrealized gain (loss)	Other income (expense), net	$20,600	$6,600	$(9,700)
Interest income	Other income (expense), net	$7,933	$7,933	$7,933
NOTE 4: DEBT
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
NOTE 5: COMMITMENTS AND CONTINGENCIES
On February 4, 2015, the Parent Company entered into a tax receivable agreement with the non-controlling interest holders that provides for payments to the non-controlling interest holders of 85% of the amount of any tax benefits that the Parent Company actually realizes, or in some cases is deemed to realize, as a result of certain transactions. Refer to Note 14, Income Taxes,in the accompanying Consolidated Financial Statements, for additional information relating to the Parent Company's Tax Receivable Agreement. As described in Note 14, Income Taxes, in the accompanying Consolidated Financial Statements, the Company is obligated to pay the non-controlling interest holders 85% of any tax benefits that the Company may actually realize, or deemed to realize, from (i) increases in the Company's share of the tax basis of SSE Holdings due to redemptions or exchanges of LLC Interests, (ii) tax basis increases resulting from payments made under the Tax Receivable Agreement, and (iii) deductions from imputed interest under the agreement (the "TRA Payments"). As of December 25, 2024 and December 27, 2023, liabilities under the Tax Receivable Agreement totaled $247,734 and $235,613, respectively.

Shake Shack Inc. Form 10-K | 118

NOTE 6: SUPPLEMENTAL CASH FLOW INFORMATION
The following table sets forth supplemental cash flow information:

	2024	2023	2022
Cash paid for:
Income taxes	$832	$9	$—
Non-cash investing activities:
Accrued contribution related to stock option exercises	1,625	744	424
Class A common stock issued in connection with the acquisition of LLC Interests upon redemption by the non-controlling interest holders	3,517	265	313
Non-cash contribution made in connection with equity awards granted to employees of SSE Holdings	20,406	10,305	6,988
Non-cash financing activities:
Establishment of liabilities under tax receivable agreement	12,121	720	844

Shake Shack Inc. Form 10-K | 119

Schedule II: Valuation and Qualifying Accounts

	Balance at beginning of period	Additions			Balance at end of period
(in thousands)		Charged to costs and expenses	Charged to other accounts
Deferred tax asset valuation allowance:
Fiscal year ended December 28, 2022	$5,173	$4,955	$(568)	(1)	$9,560
Fiscal year ended December 27, 2023	$9,560	$(9,203)	$—		$357
Fiscal year ended December 25, 2024	$357	$(97)	$—		$260
(1)Amount relates to a valuation allowance established on deferred tax assets related to our investment in SSE Holdings.

Shake Shack Inc. Form 10-K | 120

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
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

For Management's Report on Internal Control over Financial Reporting, see Item 8, Financial Statements and Supplementary Data.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 25, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Rule 10b5-1 Trading Plans
Pursuant to Item 408(a) of Regulation S-K, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, terminated, or modified a “Rule 10b5-1 trading arrangement” in the fiscal quarter ended December 25, 2024 as follows:

Name	Position	Action	Adoption Date	Expiration Date	Aggregate Numbers of Class A Common Stock to be Purchased/Sold
Daniel Meyer	Chairman of the Board of Directors	Adoption	11/15/2024	8/29/2025	100,000 shares to be sold
Other than as disclosed above, during the fiscal quarter, no other officer or director adopted, terminated, or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Shake Shack Inc. Form 10-K | 121

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Shake Shack Inc. Form 10-K | 122

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item with respect to our directors is incorporated by reference to the sections entitled “Nominees for Election as Class I Directors” and "Continuing Directors" in our Proxy Statement to be filed in connection with our 2025 Annual Meeting of Shareholders (the “Proxy Statement”). The information required by this item with respect to our Code of Business Conduct and Audit Committee (including our “audit committee financial expert”) is incorporated by reference to the sections entitled “Code of Ethics” and “Audit Committee Report” in our Proxy Statement. The information required by this item with respect to our Insider Trading Policy is incorporated by reference to the section entitled "Insider Trading Policy" in our Proxy Statement.
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
Item 11. Executive Compensation.
The information required by this item with respect to director and executive officer compensation is incorporated by reference to the section entitled “Compensation Discussion and Analysis” and "Fiscal 2024 Compensation Tables" in our Proxy Statement.
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
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY INCENTIVE PLANS

The following table provides information about our compensation plans under which our Class A common stock is authorized for issuance, as of December 25, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans(2)
Equity compensation plans approved by security holders(1)	12,112	$24.66	3,183,664
(1)Includes awards granted and available to be granted under our 2025 Incentive Award Plan.
(2)This amount represents shares of common stock available for issuance under the 2025 Incentive Award Plan, which include stock options, performance stock units and restricted stock units.

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

Shake Shack Inc. Form 10-K | 124

Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a)The following documents are filed as part of this report:
(1)Financial Statements

(2)Financial Statement Schedules

Page
Schedule I: Condensed Financial Information of Registrant	113
Schedule II: Valuation and Qualifying Accounts	120
All other financial statement schedules are omitted since they are not required or are not applicable, or the required information is included in the Consolidated Financial Statements or notes thereto.

(3)Exhibits
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.
Item 16. Form 10-K Summary
None.

Shake Shack Inc. Form 10-K | 125

EXHIBIT INDEX

Exhibit Number			Incorporated by Reference			Filed Herewith
		Exhibit Description	Form	Exhibit	Filing Date
3.1		Amended and Restated Certificate of Incorporation of Shake Shack Inc., effective February 4, 2015	8-K	3.1	2/10/2015
3.2		Second Amended and Restated Bylaws of Shake Shack Inc., dated October 1, 2019	8-K	3.1	10/4/2019
4.1		Form of Class A Common Stock Certificate	S-1/A	4.1	1/28/2015
4.2		Description of Securities				#
10.1		Third Amended and Restated Limited Liability Company Agreement of SSE Holdings, LLC, dated February 4, 2015 by and among SSE Holdings, LLC and its Members	8-K	10.3	2/10/2015
10.1.1		Amendment No. 1 to Third Amended and Restated Limited Liability Company Agreement of SSE Holdings, LLC, dated March 7, 2016, but effective as of February 4, 2015	POSAM	10.1.1	3/10/2016
10.1.2		Amendment No. 2 to Third Amended and Restated Limited Liability Company Agreement of SSE Holdings, LLC, dated February 6, 2017	10-K	10.1.2	3/13/2017
10.1.3		Amendment No. 3 to Third Amended and Restated Limited Liability Company Agreement of SSE Holdings, LLC, dated March 31, 2020	10-Q	10.1	7/31/2020
10.2		Amended and Restated Management Services Agreement, effective as of January 15, 2015, by and between SSE Holdings, LLC and USHG, LLC	S-1	10.13	12/29/2014
10.3		Tax Receivable Agreement, dated February 4, 2015, by and among Shake Shack Inc., SSE Holdings, LLC and each of the Members from time to time party thereto	8-K	10.1	2/10/2015
10.4		Registration Rights Agreement, dated February 4, 2015, by and among Shake Shack Inc. and each other person identified on the schedule of investors attached thereto	8-K	10.2	2/10/2015
10.4.1		Amendment No. 1 to Registration Rights Agreement, dated and effective as of October 8, 2015, by and among Shake Shack Inc., the Continuing SSE Equity Owners and affiliates of the Former SSE Equity Owners	10-Q	10.2	11/6/2015
10.5		Stockholders Agreement, dated February 4, 2015, by and among Shake Shack Inc., SSE Holdings, LLC, and the persons and entities listed on the schedules attached thereto	8-K	10.4	2/10/2015
10.5.1		Amendment No. 1 to Stockholders Agreement, dated and effective as of October 8, 2015, by and among Shake Shack Inc., SSE Holdings, LLC, the Meyer Stockholders, the LGP Stockholders and the SEG Stockholders	10-Q	10.1	11/6/2015
10.5.2		Amendment No. 2 to Stockholders Agreement, dated and effective as of May 11, 2017, by and among Shake Shack Inc., SSE Holdings, LLC, the Meyer Stockholders, the LGP Stockholders and the SEG Stockholders	10-Q	10.2	8/4/2017
10.5.3		Amendment No. 3 to Stockholders Agreement, dated and effective as of October 16, 2018, by and among Shake Shack Inc., SSE Holdings, LLC, the Meyer Stockholders, the LPG Stockholders and the SEG Stockholders	10-K	10.5.3	2/25/2019
10.5.4		Amendment No. 4 to Stockholders Agreement, dated and effective as of May 15, 2023, by and among Shake Shack Inc., SSE Holdings, LLC, the Meyer Stockholders and the LGP Stockholders.	8-K	10.2	5/16/2023
10.5.5		Amendment No. 5 to Stockholders Agreement, dated and effective as of May 15, 2023, by and among Shake Shack Inc., SSE Holdings, LLC and the Meyer Stockholders.	8-K	10.3	5/16/2023
10.6		Form of Indemnification Agreement entered into between Shake Shack Inc. and each of its directors and officers, effective February 4, 2015	S-1/A	10.21	1/20/2015
10.7	†	Shake Shack Inc. 2015 Incentive Award Plan	S-8	4.4	1/30/2015
10.7.1	†	Amendment No. 1 to the Shake Shack Inc. 2015 Incentive Award Plan, dated April 26, 2016	10-Q	10.1	5/16/2016

Shake Shack Inc. Form 10-K | 126

Exhibit Number			Incorporated by Reference			Filed Herewith
		Exhibit Description	Form	Exhibit	Filing Date
10.7.2	†	Amendment No. 2 to the Shake Shack Inc. 2015 Incentive Award Plan, dated February 5, 2019	10-Q	10.1	5/6/2019
10.7.3		Shake Shack Inc. Amended and Restated 2025 Incentive Award Plan	8-K	10.10	6/13/2024
10.7.4	†	Form of Employee Option Agreement under the Shake Shack Inc. 2015 Incentive Award Plan, as amended	S-1/A	10.19	1/20/2015
10.7.5	†	Form of Director Option Agreement under the Shake Shack Inc. 2015 Incentive Award Plan, as amended	S-1/A	10.20	1/20/2015
10.7.6	†	Form of Performance Stock Unit Award Agreement under the Shake Shack Inc., 2015 Incentive Award Plan, as amended	10-Q	10.2	5/16/2016
10.7.7	†	Form of Supplement to Performance Stock Unit Award Agreement under the Shake Shack Inc. 2015 Incentive Award Plan, as amended	10-Q	10.3	5/16/2016
10.7.8	†	Form of Employee Restricted Stock Unit Award Agreement under the Shake Shack Inc. 2015 Incentive Award Plan as amended	10-K	10.9.6	2/25/2019
10.7.9	†	Form of Employee Restricted Stock Unit Award Supplement under the Shake Shack Inc. 2015 Incentive Award Plan as amended	10-K	10.9.7	2/25/2019
10.7.10	†	Form of Director Restricted Stock Unit Award Agreement under the Shake Shack Inc. 2015 Incentive Award Plan as amended	10-K	10.9.8	2/25/2019
10.8	†	2015 Senior Executive Bonus Plan	S-1	10.12	12/29/2014
10.9.1	†	Amended and Restated Employment Agreement, effective October 25, 2018, by and among Shake Shack Inc., SSE Holdings, LLC and Randy Garutti	8-K	10.1	10/26/2018
10.9.2		Transition and Advisory Agreement, dated January 26, 2024, by and among Randall Garutti, Shake Shack Inc. and SSE Holdings, LLC	8-K	10.10	1/26/2024
10.9.3		Employment Agreement, effective as of June 14, 2021, by and among Katherine Fogertey, Shake Shack Inc., SSE Holdings, LLC and Shake Shack Enterprises, LLC	8-K	10.1	6/9/2021
10.9.4		Employment Agreement, dated March 18, 2024, effective May 20, 2024, by and among Robert Lynch, Shake Shack Inc., SSE Holdings, LLC, and Shake Shack Enterprises, LLC	8-K	10.1	3/21/2024
10.9.5		Amendment No. 1, made August 2, 2024, to the Employment Agreement, dated March 18, 2024, effective May 20, 2024, by and among Robert Lynch, Shake Shack Inc., SSE Holdings, LLC, and Shake Shack Enterprises, LLC	10-Q	10.20	8/2/2024
10.9.6		Employment Agreement, dated June 20, 2024, effective July 1, 2024, by and among Stephanie Sentell, Shake Shack Inc., SSE Holdings, LLC, and Shake Shack Enterprises, LLC	8-K	10.10	6/21/2024
10.9.7		Amendment No. 1, made August 2, 2024, to the Employment Agreement, dated June 20, 2024, effective July 1, 2024, by and among Stephanie Sentell, Shake Shack Inc., SSE Holdings, LLC, and Shake Shack Enterprises, LLC	10-Q	10.40	8/2/2024
10.10	†	Non-Employee Director Compensation Policy	10-K	10.19	2/26/2018
10.10.1	†	Amended & Restated Non-Employee Director Compensation Policy, dated May 19, 2016	10-K	10.19.1	2/26/2018
10.10.2	†	Second Amended & Restated Non-Employee Director Compensation Policy, dated March 17, 2017	10-K	10.19.2	2/26/2018
10.11		Third Amended & Restated Non-Employee Director Compensation Policy, dated April 28, 2022				*
10.12		Fourth Amended & Restated Non-Employee Director Compensation Policy, dated October 10, 2024				*
10.13		Credit Agreement, dated as of August 2, 2019, by and among SSE Holdings, LLC, the Guarantors party thereto, the Lenders referred to therein and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender	8-K	10.1	8/5/2019
10.13.1		First Amendment to Credit Agreement, dated as of May 4, 2020, by and among SSE Holdings, LLC, the Guarantors party thereto, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent	10-Q	10.3	5/4/2020

Shake Shack Inc. Form 10-K | 127

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
10.13.2	Second Amendment to Credit Agreement, dated as of March 1, 2021, by and among SSE Holdings, LLC, the Guarantors party thereto, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent	10-Q	10.1	5/7/2021
10.13.3	Third Amendment to Credit Agreement, dated as of March 5, 2021, by and among SSE Holdings, LLC, the Guarantors party thereto, the Lenders party thereto, and JPMorgan Chase Bank, National Association, as Administrative Agent	10-Q	10.2	5/7/2021
10.13.4	Fourth Amendment to Credit Agreement, dated as of June 29, 2023, by and among SSE Holdings, LLC, the Guarantors party hereto, the Lenders party hereto, and JPMorgan Chase Bank, National Association, as Administrative agent	10-Q	10.7	8/4/2023
10.14	Security and Pledge Agreement, dated as of August 2, 2019, by and among SSE Holdings, LLC, the other Obligors party thereto, and Wells Fargo Bank, National Association, as Administrative Agent	10-Q	10.2	11/4/2019
10.15	Distribution Agreement, dated April 17, 2020, by and between Shake Shack Inc., J.P. Morgan Securities LLC, BofA Securities, Inc. and Wells Fargo Securities LLC	8-K	1.1	4/17/2020
10.16	Underwriting Agreement, dated April 17, 2020, by and between the Company and J.P. Morgan Securities LLC	8-K	1.1	4/21/2020
19	Insider Trading Compliance Policy				*
21	Subsidiaries of Shake Shack Inc.				*
23	Consent of Independent Registered Public Accounting Firm				*
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				#
97	Dodd-Frank Clawback Policy	10-K	97	2/29/2024
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				*
†    Indicates a management contract or compensatory plan or arrangement.
#    Furnished herewith.

Shake Shack Inc. Form 10-K | 128

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shake Shack Inc.
(Registrant)

	By:	/s/ Katherine I. Fogertey
Katherine I. Fogertey
Date: February 21, 2025		Chief Financial Officer

Shake Shack Inc. Form 10-K | 129

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Lynch	Chief Executive Officer and Director	February 21, 2025
Robert Lynch	(Principal Executive Officer)

/s/ Katherine I. Fogertey	Chief Financial Officer	February 21, 2025
Katherine I. Fogertey	(Principal Financial and Accounting Officer)

/s/ Daniel Meyer	Chairman of the Board of Directors	February 21, 2025
Daniel Meyer

/s/ Sumaiya Balbale	Director	February 21, 2025
Sumaiya Balbale

/s/ Lori George	Director	February 21, 2025
Lori George

/s/ Charles J. Chapman III	Director	February 21, 2025
Charles J. Chapman III

/s/ Anna Fieler	Director	February 21, 2025
Anna Fieler

/s/ Jeff Flug	Director	February 21, 2025
Jeff Flug

/s/ Jeffrey D. Lawrence	Director	February 21, 2025
Jeffrey D. Lawrence

/s/ Joshua Silverman	Director	February 21, 2025
Joshua Silverman

/s/ Tristan Walker	Director	February 21, 2025
Tristan Walker

Shake Shack Inc. Form 10-K | 130