Form 10-Q
period 2025-03-26
Shake Shack Inc.
filed 2025-05-01
CIK 1620533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of April 23, 2025, there were 40,221,863 shares of Class A common stock outstanding and 2,444,789 shares of Class B common stock outstanding.

SHAKE SHACK INC.

Cautionary Note Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different from the statements made herein. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements, including, but not limited to, statements about our growth, including our long-term growth goals, strategic priorities and initiatives, and liquidity. Forward-looking statements discuss our current expectations, targets and projections relating to our financial position, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "aim," "anticipate," "believe," "estimate," "expect," "forecast," "future," "intend," "likely," "outlook," "potential," "preliminary," "project," "projection," "plan," "seek," "targets," "may," "could," "would," "will," "should," "can," "can have," the negatives thereof and other similar expressions.
Forward-looking statements reflect our current views with respect to future events and are based on certain assumptions and are subject to risks and uncertainties that could cause our actual results to differ materially from trends, plans, or expectations set forth in the forward-looking statements, as set forth in this Form 10-Q. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. Some of the factors which could cause results to differ materially from our expectations include our ability to develop and open new Shacks on a timely basis, increased costs or shortages or interruptions in the supply and delivery of products, increased labor costs or shortages, inflationary pressures, the impact of tariffs, the impact of Shack closures, our management of digital capabilities and expansion into delivery, as well as kiosk, drive-thru and multiple format investments, our ability to maintain and grow sales at existing Shacks, and risks relating to the restaurant industry generally, and our ability to maintain proper and effective internal controls over financial reporting. You should evaluate all forward-looking statements made in this Form 10-Q in the context of the risks and uncertainties disclosed in our Annual Report on Form 10-K for the fiscal year ended December 25, 2024 as filed with the U.S. Securities and Exchange Commission ("SEC") and our other filings with the SEC.
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
Shake Shack Inc. Form 10-Q | 1

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
2 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	March 26 2025	December 25 2024
ASSETS
Current assets:
Cash and cash equivalents	$312,921	$320,714
Accounts receivable, net	18,284	19,687
Inventories	5,312	6,014
Prepaid expenses and other current assets	28,086	21,801
Total current assets	364,603	368,216
Property and equipment, net of accumulated depreciation of $481,873 and $457,186, respectively	562,286	551,600
Operating lease assets	442,678	424,611
Deferred income taxes, net	345,696	341,586
Other assets	12,201	10,958
TOTAL ASSETS	$1,727,464	$1,696,971
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,678	$23,609
Accrued expenses	70,864	63,005
Accrued wages and related liabilities	20,548	25,422
Operating lease liabilities, current	57,538	55,739
Other current liabilities	21,004	19,538
Total current liabilities	190,632	187,313
Long-term debt	246,945	246,683
Long-term operating lease liabilities	514,637	494,499
Liabilities under tax receivable agreement, net of current portion	247,421	247,017
Other long-term liabilities	30,324	27,833
Total liabilities	1,229,959	1,203,345
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of March 26, 2025 and December 25, 2024.	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 40,221,661 and 40,068,068 shares issued and outstanding as of March 26, 2025 and December 25, 2024, respectively.	40	40
Class B common stock, $0.001 par value—35,000,000 shares authorized; 2,444,789 and 2,455,713 shares issued and outstanding as of March 26, 2025 and December 25, 2024, respectively.	2	2
Additional paid-in capital	442,047	442,993
Retained earnings	31,229	26,984
Accumulated other comprehensive loss	(2)	(1)
Total stockholders' equity attributable to Shake Shack Inc.	473,316	470,018
Non-controlling interests	24,189	23,608
Total equity	497,505	493,626
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,727,464	$1,696,971
See accompanying Notes to Condensed Consolidated Financial Statements.
Shake Shack Inc. Form 10-Q | 3

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share amounts)

	Thirteen Weeks Ended
	March 26 2025	March 27 2024
Shack sales	$309,838	$280,552
Licensing revenue	11,060	9,952
TOTAL REVENUE	320,898	290,504
Shack-level operating expenses:
Food and paper costs	86,037	80,253
Labor and related expenses	86,668	81,509
Other operating expenses	48,262	41,856
Occupancy and related expenses	24,631	22,188
General and administrative expenses	40,640	35,944
Depreciation and amortization expense	26,543	25,441
Pre-opening costs	3,218	2,753
Impairments, loss on disposal of assets, and Shack closures	2,057	526
TOTAL EXPENSES	318,056	290,470
INCOME FROM OPERATIONS	2,842	34
Other income, net	2,971	3,206
Interest expense	(563)	(508)
INCOME BEFORE INCOME TAXES	5,250	2,732
Income tax expense	737	518
NET INCOME	4,513	2,214
Less: Net income attributable to non-controlling interests	268	174
NET INCOME ATTRIBUTABLE TO SHAKE SHACK INC.	$4,245	$2,040
Earnings per share of Class A common stock:
Basic	$0.11	$0.05
Diluted	$0.10	$0.05
Weighted-average shares of Class A common stock outstanding:
Basic	40,120	39,515
Diluted	41,864	41,259
See accompanying Notes to Condensed Consolidated Financial Statements.

4 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Thirteen Weeks Ended
	March 26 2025	March 27 2024
Net income	$4,513	$2,214
Other comprehensive loss, net of tax(1):
Change in foreign currency translation adjustment	(1)	(1)
OTHER COMPREHENSIVE LOSS	(1)	(1)
COMPREHENSIVE INCOME	4,512	2,213
Less: Comprehensive income attributable to non-controlling interests	268	174
COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAKE SHACK INC.	$4,244	$2,039
(1)Net of tax expense of $0 for the thirteen weeks ended March 26, 2025 and March 27, 2024.
See accompanying Notes to Condensed Consolidated Financial Statements.
Shake Shack Inc. Form 10-Q | 5

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands, except share amounts)

For the Thirteen Weeks Ended March 26, 2025 and March 27, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 25, 2024	40,068,068	$40	2,455,713	$2	$442,993	$26,984	$(1)	$23,608	$493,626
Net income	—	—	—	—	—	4,245	—	268	4,513
Other comprehensive loss:
Net change in foreign currency translation adjustment	—	—	—	—	—	—	(1)	—	(1)
Equity-based compensation	—	—	—	—	4,653	—	—	—	4,653
Activity under stock compensation plans	142,669	—	—	—	(8,342)	—	—	15	(8,327)
Redemption of LLC Interests	10,924	—	(10,924)	—	(319)	—	—	319	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	3,062	—	—	—	3,062
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	(21)	(21)
BALANCE, MARCH 26, 2025	40,221,661	$40	2,444,789	$2	$442,047	$31,229	$(2)	$24,189	$497,505

BALANCE, DECEMBER 27, 2023	39,474,315	$39	2,834,513	$3	$426,601	$16,777	$(3)	$25,953	$469,370
Net income	—	—	—	—	—	2,040	—	174	2,214
Other comprehensive loss:
Net change in foreign currency translation adjustment	—	—	—	—	—	—	(1)	—	(1)
Equity-based compensation	—	—	—	—	3,718	—	—	—	3,718
Activity under stock compensation plans	127,567	1	—	—	(5,577)	—	—	211	(5,365)
Redemption of LLC Interests	33,500	—	(33,500)	—	286	—	—	(286)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	2,502	—	—	—	2,502
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	(145)	(145)
BALANCE, MARCH 27, 2024	39,635,382	$40	2,801,013	$3	$427,530	$18,817	$(4)	$25,907	$472,293
See accompanying Notes to Condensed Consolidated Financial Statements.

6 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Thirteen Weeks Ended
	March 26 2025	March 27 2024
OPERATING ACTIVITIES
Net income (including amounts attributable to non-controlling interests)	$4,513	$2,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	26,543	25,441
Amortization of debt issuance costs	262	262
Amortization of cloud computing assets	606	518
Non-cash operating lease cost	20,674	18,490
Equity-based compensation	4,541	3,642
Deferred income taxes	(644)	(131)
Non-cash interest	33	(164)
Net amortization of discount on held-to-maturity securities	—	(370)
Impairments, loss on disposal of assets, and Shack closures	2,057	526
Changes in operating assets and liabilities:
Accounts receivable	1,403	2,389
Inventories	702	331
Prepaid expenses and other current assets	(3,786)	(2,757)
Other assets	(2,375)	(650)
Accounts payable	(2,225)	(3,760)
Accrued expenses	5,566	2,027
Accrued wages and related liabilities	(4,874)	(1,696)
Other current liabilities	(409)	709
Operating lease liabilities	(23,128)	(17,213)
Other long-term liabilities	1,763	857
NET CASH PROVIDED BY OPERATING ACTIVITIES	31,222	30,665
INVESTING ACTIVITIES
Purchases of property and equipment	(29,352)	(33,054)
Maturities of held-to-maturity marketable securities	—	44,361
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(29,352)	11,307
FINANCING ACTIVITIES
Payments on principal of finance leases	(1,290)	(910)
Distributions paid to non-controlling interest holders	(21)	(145)
Payments under tax receivable agreement	(24)	—
Net proceeds from stock option exercises	123	474
Employee withholding taxes related to net settled equity awards	(8,450)	(5,840)
NET CASH USED IN FINANCING ACTIVITIES	(9,662)	(6,421)
Effect of exchange rate changes on cash and cash equivalents	(1)	(1)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,793)	35,550
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	320,714	224,653
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$312,921	$260,203
See accompanying Notes to Condensed Consolidated Financial Statements.
Shake Shack Inc. Form 10-Q | 7

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

8 | Shake Shack Inc. Form 10-Q

NOTE 1: NATURE OF OPERATIONS

Shake Shack Inc. was formed on September 23, 2014 as a Delaware corporation for the purpose of facilitating an initial public offering and other related transactions in order to carry on the business of SSE Holdings, LLC and its subsidiaries ("SSE Holdings"). Shake Shack Inc. is the sole managing member of SSE Holdings and, as sole managing member, the Company operates and controls all of the business and affairs of SSE Holdings. As a result, the Company consolidates the financial results of SSE Holdings and reports a non-controlling interest representing the economic interest in SSE Holdings held by the other members of SSE Holdings. As of March 26, 2025 the Company owned 94.3% of SSE Holdings. Unless the context otherwise requires, "we," "us," "our," "Shake Shack," the "Company" and other similar references, refer to Shake Shack Inc. and, unless otherwise stated, all of its subsidiaries, including SSE Holdings.
The Company operates and licenses Shake Shack restaurants ("Shacks"), which serve burgers, chicken, hot dogs, crinkle cut fries, shakes, frozen custard, beer, wine and more. As of March 26, 2025, there were 589 Shacks in operation system wide, of which 333 were Company-operated Shacks and 256 were licensed Shacks.
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Shake Shack Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These interim Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and on a basis consistent in all material respects with the accounting policies described in its Annual Report on Form 10-K for the fiscal year ended December 25, 2024 ("2024 Form 10-K"). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These interim Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's 2024 Form 10-K. In the Company's opinion, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the financial position and results of operation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.
SSE Holdings is considered a variable interest entity. Shake Shack Inc. is the primary beneficiary as the Company has the majority economic interest in SSE Holdings and, as the sole managing member, has decision making authority that significantly affects the economic performance of the entity, while the limited partners have no substantive kick-out or participating rights. As a result, the Company consolidates SSE Holdings. The assets and liabilities of SSE Holdings represent substantially all of the Company's consolidated assets and liabilities with the exception of certain deferred taxes and liabilities under the Tax Receivable Agreement. As of March 26, 2025 and December 25, 2024, the net assets of SSE Holdings were $423,088 and $413,793, respectively. The assets of SSE Holdings are subject to certain restrictions in SSE Holdings' revolving credit agreement.
Fiscal Year
The Company operates on a 52/53 week fiscal year ending on the last Wednesday of December. Fiscal 2025 contains 53 weeks and ends on December 31, 2025. Fiscal 2024 contained 52 weeks and ended on December 25, 2024. Unless otherwise stated, references to years in this report relate to fiscal years.
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
NOTE 3: REVENUE

Revenue Recognition
Revenue disaggregated by type was as follows:

	Thirteen Weeks Ended
	March 26 2025	March 27 2024
Shack sales	$309,838	$280,552
Licensing revenue:
Sales-based royalties	10,638	9,633
Initial territory and opening fees	422	319
Total revenue	$320,898	$290,504
The aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of March 26, 2025 was $24,208. The Company expects to recognize this amount as revenue over a long-term period, as the license term for each Shack ranges from five to twenty years. This amount excludes any variable consideration related to sales-based royalties.
Contract Balances
Contract liabilities and receivables from contracts with customers were as follows:

	March 26 2025	December 25 2024
Shack sales receivables	$10,034	$10,699
Licensing receivables, net of allowance for doubtful accounts	5,700	5,735
Gift card liability	2,189	2,584
Deferred revenue, current	1,759	1,666
Deferred revenue, long-term	17,863	17,060
Revenue recognized that was included in the respective liability balances at the beginning of the period was as follows:

	Thirteen Weeks Ended
	March 26 2025	March 27 2024
Gift card liability	$459	$419
Deferred revenue	419	317
10 | Shake Shack Inc. Form 10-Q

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
A summary of other income (expense) from marketable securities was as follows:

	Thirteen Weeks Ended
	March 26 2025	March 27 2024
Income from marketable securities	$—	$535
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
During the thirteen weeks ended March 26, 2025, expenses related to the nine Shack closures in fiscal 2024 were $1,653, of which $162 was impairment expense, related to right-of-use assets, and property, plant and equipment, and $1,491 was miscellaneous Shack closure expense. There were no impairment charges recognized during the thirteen weeks ended March 27, 2024.
NOTE 5: SUPPLEMENTAL BALANCE SHEET INFORMATION

The components of Prepaid expenses and other current assets were as follows:

	March 26 2025	December 25 2024
Prepaid expenses	$12,006	$8,196
Tenant allowance receivables	15,260	12,761
Other	820	844
Prepaid expenses and other current assets	$28,086	$21,801
The components of Other current liabilities were as follows:

	March 26 2025	December 25 2024
Sales tax payable	$6,659	$6,999
Current portion of financing equipment lease liabilities	4,993	4,086
Gift card liability	2,189	2,584
Other	7,163	5,869
Other current liabilities	$21,004	$19,538
Shake Shack Inc. Form 10-Q | 11

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
The Convertible Notes had an initial conversion rate of 5.8679 shares of Class A common stock per one thousand dollar principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $170.42 per share of Class A common stock. The fair value of the Convertible Notes was approximately $234,488 and $256,900, respectively, as of March 26, 2025 and December 25, 2024, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as a Level 2 measurement within the fair value hierarchy.

		Thirteen Weeks Ended
	Classification	March 26 2025	March 27 2024
Amortization expense on Convertible Notes	Interest expense	$262	$262

	March 26 2025	December 25 2024
Convertible Notes	$250,000	$250,000
Discount and debt issuance costs, net of amortization	(3,055)	(3,317)
Long-term debt	$246,945	$246,683
Revolving Credit Facility
The Company maintains a revolving credit facility agreement ("Revolving Credit Facility") which permits borrowings up to $50,000 with the ability to increase available borrowings up to an additional $100,000, subject to satisfaction of certain conditions. The Revolving Credit Facility has a maturity date of March 5, 2026.
In June 2023, the Company entered into the fourth amendment to the Revolving Credit Facility ("Fourth Amendment"), which, among other things, modified the benchmark interest rate to either: (i) the base rate plus applicable margin ranging from 0.0% to 1.5% or (ii) the Secured Overnight Financing Rate (“SOFR”) plus applicable margin ranging from 1.0% to 2.5%, in each case
12 | Shake Shack Inc. Form 10-Q

dependent upon the net lease adjusted leverage ratio. As of March 26, 2025 and December 25, 2024, no amounts were outstanding under the Revolving Credit Facility.
The obligations under the Revolving Credit Facility are secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' direct and indirect subsidiaries, with certain exceptions. The Revolving Credit Facility requires the Company to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios, as well as other customary affirmative and negative covenants. As of March 26, 2025, the Company was in compliance with all covenants.
The Revolving Credit Facility also permits the issuance of letters of credit upon our request of up to $15,000. As of March 26, 2025 and December 25, 2024, the Company had outstanding letters of credit of $3,894 in connection with the Revolving Credit Facility.

		Thirteen Weeks Ended
	Classification	March 26 2025	March 27 2024
Interest expense on Revolving Credit Facility	Interest expense	$17	$17

	Classification	March 26 2025	December 25 2024
Unamortized deferred financing costs on Revolving Credit Facility	Other assets	$18	$23
NOTE 7: LEASES

A summary of operating and finance right-of-use assets and lease liabilities were as follows:

	Classification	March 26 2025	December 25 2024
Operating leases	Operating lease assets	$442,678	$424,611
Finance leases	Property and equipment, net	14,994	12,225
Total right-of-use assets		$457,672	$436,836

Operating leases:
	Operating lease liabilities, current	$57,538	$55,739
	Long-term operating lease liabilities	514,637	494,499
Finance leases:
	Other current liabilities	4,993	4,086
	Other long-term liabilities	10,512	8,616
Total lease liabilities		$587,680	$562,940
Shake Shack Inc. Form 10-Q | 13

The components of lease expense were as follows:

		Thirteen Weeks Ended
	Classification	March 26 2025	March 27 2024
Operating lease cost	Occupancy and related expenses Pre-opening costs General and administrative expenses	$20,674	$18,490
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization expense	1,354	968
Interest on lease liabilities	Interest expense	235	180
Variable lease cost	Occupancy and related expenses Pre-opening costs General and administrative expenses	5,603	5,206
Short-term lease cost	Occupancy and related expenses	147	216
Total lease cost		$28,013	$25,060

As of March 26, 2025, future minimum lease payments for operating and finance leases consisted of the following:

	Operating Leases	Finance Leases
2025(1)	$52,987	$4,375
2026	92,492	5,276
2027	91,036	4,601
2028	87,118	2,312
2029	80,850	332
Thereafter	331,463	114
Total minimum payments	735,946	17,010
Less: imputed interest	179,031	1,505
Total lease liabilities	$556,915	$15,505
(1)Operating leases are net of certain tenant allowance receivables that were reclassified to Other current assets as of March 26, 2025.
As of March 26, 2025, the Company had additional operating lease commitments of $141,621 for non-cancelable leases without a possession date, which commence in 2025 or later. The terms of these lease commitments are materially consistent with leases recognized on the Condensed Consolidated Balance Sheets.
A summary of lease terms and discount rates for operating and finance leases were as follows:

	March 26 2025	December 25 2024
Weighted average remaining lease term (years):
Operating leases	8.7	8.7
Finance leases	3.2	3.3
Weighted average discount rate:
Operating leases	6.2%	6.2%
Finance leases	6.0%	6.1%
14 | Shake Shack Inc. Form 10-Q

Supplemental cash flow information related to leases was as follows:

	Thirteen Weeks Ended
	March 26 2025	March 27 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$27,531	$19,775
Operating cash flows from finance leases	235	180
Financing cash flows from finance leases	1,290	910
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	30,636	23,319
Finance leases	4,844	804
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
The following table summarizes the ownership interest in SSE Holdings:

	March 26, 2025		December 25, 2024
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Shake Shack Inc.	40,221,661	94.3%	40,068,068	94.2%
Number of LLC Interests held by non-controlling interest holders	2,444,789	5.7%	2,455,713	5.8%
Total LLC Interests outstanding	42,666,450	100.0%	42,523,781	100.0%
The weighted average ownership percentages for the applicable reporting periods are used to attribute Net income and Other comprehensive income to the non-controlling interest holders and were as follows:

	Thirteen Weeks Ended
	March 26 2025	March 27 2024
Non-controlling interest holders' weighted average ownership percentages	5.8%	6.7%
Shake Shack Inc. Form 10-Q | 15

The following table summarizes the effects of changes in ownership of SSE Holdings on the Company's equity:

	Thirteen Weeks Ended
	March 26 2025	March 27 2024
Net income attributable to Shake Shack Inc.	$4,245	$2,040
Other comprehensive loss:
Unrealized holding loss on foreign currency translation adjustment	(1)	(1)
Transfers (to) from non-controlling interests:
Increase (decrease) in additional paid-in capital as a result of the redemption of LLC Interests	(319)	286
Decrease in additional paid-in capital as a result of activity under stock compensation plan	(8,342)	(5,577)
Total effect of changes in ownership interest on loss attributable to Shake Shack Inc.	$(4,417)	$(3,252)
The following table summarizes the LLC Interests activity:

	Thirteen Weeks Ended
	March 26 2025	March 27 2024
LLC Interests activity under the Company's stock compensation plan
Number of LLC Interests received by Shake Shack Inc.	142,669	127,567
Redemption and acquisition of LLC Interests
Number of LLC Interests redeemed by non-controlling interest holders	10,924	33,500
Number of LLC Interests received by Shake Shack Inc.	10,924	33,500
Issuance of Class A common stock
Shares of Class A common stock issued in connection with redemptions of LLC Interests	10,924	33,500
Cancellation of Class B common stock
Shares of Class B common stock surrendered and canceled	10,924	33,500
NOTE 9: EQUITY-BASED COMPENSATION

A summary of equity-based compensation expense by award type was as follows:

	Thirteen Weeks Ended
	March 26 2025	March 27 2024
Performance stock units	$1,148	$783
Restricted stock units	3,393	2,859
Equity-based compensation expense	$4,541	$3,642

Total income tax benefit recognized related to equity-based compensation	$96	$104
Equity-based compensation expense recognized was as follows:

	Thirteen Weeks Ended
	March 26 2025	March 27 2024
General and administrative expenses	$4,115	$3,316
Labor and related expenses	426	326
Equity-based compensation expense	$4,541	$3,642
16 | Shake Shack Inc. Form 10-Q

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
Effective Income Tax Rates
The following table presents the Company’s effective income tax rates:

	Thirteen Weeks Ended
	March 26 2025	March 27 2024
Effective income tax rates	14.0%	19.0%
The decrease in the effective income tax rate for the thirteen weeks ended March 26, 2025 was primarily attributable to an increase in pre-tax income and the recognition of a windfall benefit related to equity-based compensation in the current quarter.
The Company's weighted average ownership interest in SSE Holdings was as follows:

	Thirteen Weeks Ended
	March 26 2025	March 27 2024
Shake Shack's weighted average ownership percentages	94.2%	93.3%
Deferred Tax Assets and Liabilities
The Company acquires LLC Interests in connection with the redemption of LLC Interests and activity relating to its stock compensation plan and recognizes deferred tax assets associated with the basis difference in its investment in SSE Holdings upon acquisition of these LLC Interests.
The following table summarizes the LLC Interests acquired by the Company:

	Thirteen Weeks Ended
	March 26 2025	March 27 2024
LLC Interests activity under the Company's stock compensation plan	142,669	127,567
LLC Interests activity from redemptions of LLC Interests	10,924	33,500
Total LLC Interests acquired by the Company	153,593	161,067
Shake Shack Inc. Form 10-Q | 17

Deferred tax assets related to the basis difference in the Company's investment in SSE Holdings were as follows:

	Thirteen Weeks Ended
	March 26 2025	March 27 2024
Deferred tax assets recognized upon acquisition of LLC Interests	$3,358	$3,314

	March 26 2025	December 25 2024
Total deferred tax assets related to the acquisition of LLC Interests	$105,157	$89,397
The Company also recognizes deferred tax assets related to additional tax basis increases generated from expected future payments under the Tax Receivable Agreement and related deductions for imputed interest on such payments. Refer to "Tax Receivable Agreement," herein for additional information.

	Thirteen Weeks Ended
	March 26 2025	March 27 2024
Deferred tax assets recognized under the Tax Receivable Agreement	$113	$303
The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of March 26, 2025, the Company concluded, based on the weight of all available positive and negative evidence, that all of its deferred tax assets (except for those deferred tax assets relating to certain state tax credits and net operating losses) are more likely than not to be realized. As such, no additional valuation allowance was recognized.
Tax Receivable Agreement
On February 4, 2015, the Company entered into a tax receivable agreement with certain then-existing non-controlling members of SSE Holdings (the "Tax Receivable Agreement"). This agreement obligates the Company to pay the non-controlling interest holders 85% of any tax benefits that the Company may actually realize, or be deemed to realize, from (i) increases in the Company's share of the tax basis of SSE Holdings due to redemptions or exchanges of LLC Interests, (ii) tax basis increases resulting from payments made under the Tax Receivable Agreement, and (iii) deductions from imputed interest under the agreement (the "TRA Payments"). The Company expects to benefit from the remaining 15% of any realized tax benefits. The TRA Payments are not conditioned upon any continued ownership interest in SSE Holdings or us. Additionally, the rights of each non-controlling interest holder under the Tax Receivable Agreement, are assignable to transferees of its LLC Interests.
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
There were no transactions subject to the Tax Receivable Agreement for which the Company did not recognize the related liability, as the Company concluded that it would have sufficient future taxable income to utilize all of the related tax benefits generated by all transactions that occurred during the thirteen weeks ended March 26, 2025 and March 27, 2024.
18 | Shake Shack Inc. Form 10-Q

A summary of obligations and payments made under the Tax Receivable Agreement were as follows:

	Thirteen Weeks Ended
	March 26 2025	March 27 2024
Amounts paid under the Tax Receivable Agreement	$24	$—

	Thirteen Weeks Ended
	March 26 2025	March 27 2024
Additional liabilities recognized under the Tax Receivable Agreement	$404	$1,115

	March 26 2025	December 25 2024
Total obligations under the Tax Receivable Agreement	$248,114	$247,734
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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock (in thousands, except per share amounts):

	Thirteen Weeks Ended
	March 26 2025	March 27 2024
Numerator:
Net income attributable to Shake Shack Inc.—basic	$4,245	$2,040
Net income attributable to Shake Shack Inc.—diluted	$4,245	$2,040
Denominator:
Weighted average shares of Class A common stock outstanding—basic	40,120	39,515
Effect of dilutive securities:
Stock options	3	70
Performance stock units	82	15
Restricted stock units	192	192
Convertible Notes	1,467	1,467
Weighted average shares of Class A common stock outstanding—diluted	41,864	41,259

Earnings per share of Class A common stock—basic	$0.11	$0.05
Earnings per share of Class A common stock—diluted	$0.10	$0.05
The effect of potential share settlement of the Convertible Notes outstanding for the period is included as potentially dilutive shares of Class A common stock under application of the if-converted method in the computation of diluted earnings per share, except when the effect would be anti-dilutive. Refer to Note 6, Debt, for additional information.
Shake Shack Inc. Form 10-Q | 19

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
The following table presents potentially dilutive securities excluded from the computations of diluted earnings per share of Class A common stock:

	Thirteen Weeks Ended
	March 26 2025		March 27 2024
Performance stock units	118,213	(1)	123,969	(1)
Shares of Class B common stock	2,444,789	(2)	2,801,013	(2)
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

NOTE 12: SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information:

	Thirteen Weeks Ended
	March 26 2025	March 27 2024
Cash paid for:
Income taxes, net of refunds	$878	$1,214
Interest, net of amounts capitalized	187	350
Non-cash investing activities:
Accrued purchases of property and equipment	22,718	22,415
Capitalized equity-based compensation	68	49
Non-cash financing activities:
Establishment of liabilities under Tax Receivable Agreement	404	1,115
20 | Shake Shack Inc. Form 10-Q

NOTE 13: COMMITMENTS AND CONTINGENCIES

Lease Commitments
The Company is obligated under various operating leases for Shacks and Shack Support Centers expiring in various years through 2045. Under certain of these leases, the Company is liable for contingent rent based on a percentage of sales in excess of specified thresholds and typically responsible for its proportionate share of real estate taxes, common area maintenance costs and other occupancy costs.
Certain leases require the Company to obtain letters of credit. As of March 26, 2025, the Company held three letters of credit totaling $695.
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
Legal Contingencies
The Company is subject to various legal proceedings, claims and liabilities, involving employees and guests alike, which arise in the ordinary course of business and are generally covered by insurance. As of March 26, 2025, the amount of the ultimate liability with respect to these matters was not material.
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
NOTE 14: RELATED PARTY TRANSACTIONS

Madison Square Park Conservancy
The Chairman of the Board of Directors serves as a director of the Madison Square Park Conservancy ("MSP Conservancy"), with which Shake Shack has a license agreement and pays license fees to operate the Madison Square Park Shack. No amounts were due to MSP Conservancy as of March 26, 2025 and December 25, 2024.

		Thirteen Weeks Ended
	Classification	March 26 2025	March 27 2024
Amounts paid to MSP Conservancy	Occupancy and related expenses	$233	$229
Shake Shack Inc. Form 10-Q | 21

Olo, Inc.
The Chairman of the Board of Directors serves as a director of Olo, Inc., a platform the Company uses in connection with its mobile ordering application.

		Thirteen Weeks Ended
	Classification	March 26 2025	March 27 2024
Amounts paid to Olo, Inc.	Other operating expenses	$152	$181

	Classification	March 26 2025	December 25 2024
Amounts due to Olo, Inc.	Accounts payable Accrued expenses	$214	$227
Tax Receivable Agreement
The Company entered into a Tax Receivable Agreement that provides for the payment by the Company of 85% of the amount of any tax benefits that are actually realized, or in some cases are deemed to realize, as a result of certain transactions. Refer to Note 10, Income Taxes, for additional information.

		Thirteen Weeks Ended
	Classification	March 26 2025	March 27 2024
Amounts paid under the Tax Receivable Agreement	Other current liabilities	$24	$—

	Classification	March 26 2025	December 25 2024
Amounts due under the Tax Receivable Agreement	Other current liabilities Liabilities under Tax Receivable Agreement, net of current portion	$248,114	$247,734
Distributions to Members of SSE Holdings
Under the terms of the SSE Holdings LLC Agreement, SSE Holdings is obligated to make tax distributions to its members. No tax distributions were payable to non-controlling interest holders as of March 26, 2025 and December 25, 2024.

		Thirteen Weeks Ended
	Classification	March 26 2025	March 27 2024
Amounts paid to non-controlling interest holders	Non-controlling interests	$21	$145

NOTE 15: SEGMENT REPORTING

Shake Shack operates and licenses Shake Shack restaurants, which serve burgers, chicken, hot dogs, crinkle cut fries, shakes, frozen custard, beer, wine and more. The Company operates Shacks in the United States and has both domestic and international licensed Shacks.
22 | Shake Shack Inc. Form 10-Q

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

	Thirteen Weeks Ended
	March 26 2025	March 27 2024
Segment revenue	$320,898	$290,504
Less:
Food and paper costs	86,037	80,253
Labor and related expenses	86,668	81,509
Other operating expenses(1)	48,262	41,856
Occupancy and related expenses	24,631	22,188
General and administrative expenses	40,640	35,944
Depreciation and amortization expense	26,543	25,441
Pre-opening costs	3,218	2,753
Impairments, loss on disposal of assets, and Shack closures	2,057	526
Interest expense	563	508
Income tax expense	737	518
Other income, net(2)	(2,971)	(3,206)
Segment income	4,513	2,214
Reconciliation of profit or loss:
Adjustments and reconciling items	—	—
Consolidated net income	$4,513	$2,214

	March 26 2025	December 25 2024
Total Assets	$1,727,464	$1,696,971
(1)Other operating expenses consist of delivery commissions, Shack-level marketing expenses, repairs and maintenance, utilities, and other operating expenses incidental to operating our Company-operated Shacks, such as non-perishable supplies, credit card fees and property insurance.
(2)Other income, net includes net unrealized and realized gains and losses from marketable securities, dividend and interest income, and adjustments to liabilities under the Tax Receivable Agreement. Interest income was nil and $535, respectively for the thirteen weeks ended March 26, 2025 and March 27, 2024.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
This section and other parts of this Quarterly Report on Form 10-Q ("Form 10-Q") contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different from the statements made herein. All statements other than statements of historical fact are forward-looking statements including, but not limited to, statements about our growth, including our long-term growth goals, strategic priorities and initiatives, and liquidity. Forward-looking statements discuss our current expectations, targets and projections relating to our financial position, results of operations, plans, objectives,
Shake Shack Inc. Form 10-Q | 23

future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "aim," "anticipate," "believe," "estimate," "expect," "forecast," "future," "intend," "likely," "outlook," "potential," "preliminary," "project," "projection," "plan," "seek," "targets," "may," "could," "would," "will," "should," "can," "can have," the negatives thereof and other similar expressions.
Forward-looking statements reflect our current views with respect to future events and are based on certain assumptions and are subject to risks and uncertainties that could cause our actual results to differ materially from trends, plans, or expectations set forth in the forward-looking statement, as set forth in this Form 10-Q. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Form 10-Q in the context of the risks and uncertainties disclosed in our Annual Report on Form 10-K for the fiscal year ended December 25, 2024 ("2024 Form 10-K") and our other filings with the SEC.
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
The following discussion should be read in conjunction with our 2024 Form 10-K and the Condensed Consolidated Financial Statements and notes thereto included in Part I, Item 1 of this Form 10-Q. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years and the associated quarters, months and periods of those fiscal years.
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

Our purpose is to Stand For Something Good in all aspects of our business. Stand For Something Good is a call to action for all of our stakeholders — our team, guests, communities, suppliers and investors — and we actively invite them all to share in this philosophy with us. This commitment drives our integration into the local communities in which we operate and fosters a deep and lasting connection with our guests. We are committed to a positive social impact, creating an equitable and inclusive workplace and community and focusing on environmental sustainability.
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
Key Operating Metrics
Same-Shack sales for the thirteen weeks ended March 26, 2025 increased 0.2% compared to the same period last year, driven by a 4.8% increase in price mix, partially offset by a 4.6% decline in guest traffic. The decline in guest traffic was primarily related to weather, the LA wildfires, and broader macroeconomic pressures. For the purpose of calculating same-Shack sales for the thirteen weeks ended March 26, 2025, Shack sales for 250 Shacks were included in the comparable Shack base.
24 | Shake Shack Inc. Form 10-Q

Average weekly sales were $72,000 for the thirteen weeks ended March 26, 2025, compared to $73,000 for the same period last year, primarily driven by a decline in guest traffic, partially offset by higher menu prices and the closure of nine underperforming Company-operated Shacks in the third quarter of fiscal 2024.
System-wide sales for the thirteen weeks ended March 26, 2025 increased 10.4% to $489.4 million compared to the same period last year.
Digital sales for the thirteen weeks ended March 26, 2025 increased 14.3% to $118.0 million compared to the same period last year. Digital sales includes orders placed on the Shake Shack app, website and third-party delivery platforms, which represented 38.1% of Shack sales during the thirteen weeks ended March 26, 2025.
Development Highlights
During the thirteen weeks ended March 26, 2025, we opened four new Company-operated Shacks and seven new licensed Shacks. There was one permanent licensed Shack closure in the first quarter of 2025.
The following table presents the Shacks opened during the thirteen weeks ended March 26, 2025:

Location	Type	Opening Date
Busan, South Korea — Gijang Outlet	Licensed	1/23/2025
Shanghai, China — Pudong Airport	Licensed	1/24/2025
Guadalajara, Mexico — Lopez Mateos	Licensed	2/11/2025
Toronto, Canada — Yorkdale	Licensed	2/12/2025
Ramat Hasharon, Israel — Big Fashion Glilot	Licensed	2/26/2025
Naperville, IL — Naperville	Company-operated	3/11/2025
Houston, TX — Town and Country	Company-operated	3/18/2025
Oxnard, CA — Oxnard	Company-operated	3/19/2025
Angola, NY — Angola Roadway	Licensed	3/19/2025
Hiroshima, Japan — Hiroshima Station	Licensed	3/24/2025
Cincinnati, OH — Clifton	Company-operated	3/25/2025
As of March 26, 2025, there were 589 Shacks in operation system wide, of which 333 were Company-operated Shacks and 256 were licensed Shacks.
Shake Shack Inc. Form 10-Q | 25

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the thirteen weeks ended March 26, 2025 and March 27, 2024:

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 26 2025		March 27 2024
Shack sales	$309,838	96.6%	$280,552	96.6%
Licensing revenue	11,060	3.4%	9,952	3.4%
TOTAL REVENUE	320,898	100.0%	290,504	100.0%
Shack-level operating expenses(1):
Food and paper costs	86,037	27.8%	80,253	28.6%
Labor and related expenses	86,668	28.0%	81,509	29.1%
Other operating expenses	48,262	15.6%	41,856	14.9%
Occupancy and related expenses	24,631	7.9%	22,188	7.9%
General and administrative expenses	40,640	12.7%	35,944	12.4%
Depreciation and amortization expense	26,543	8.3%	25,441	8.8%
Pre-opening costs	3,218	1.0%	2,753	0.9%
Impairments, loss on disposal of assets, and Shack closures	2,057	0.6%	526	0.2%
TOTAL EXPENSES	318,056	99.1%	290,470	100.0%
INCOME FROM OPERATIONS	2,842	0.9%	34	—%
Other income, net	2,971	0.9%	3,206	1.1%
Interest expense	(563)	(0.2)%	(508)	(0.2)%
INCOME BEFORE INCOME TAXES	5,250	1.6%	2,732	0.9%
Income tax expense	737	0.2%	518	0.2%
NET INCOME	4,513	1.4%	2,214	0.8%
Less: Net income attributable to non-controlling interests	268	0.1%	174	0.1%
NET INCOME ATTRIBUTABLE TO SHAKE SHACK INC.	$4,245	1.3%	$2,040	0.7%
(1)As a percentage of Shack sales.
Shack Sales
Shack sales represent the aggregate sales of food, beverages and Shake Shack branded merchandise at our Company-operated Shacks and gift card breakage income. Shack sales in any period are directly influenced by the number of operating weeks in such period and the total number of open Shacks.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 26 2025	March 27 2024
Shack sales	$309,838	$280,552
Percentage of Total revenue	96.6%	96.6%
Dollar change compared to prior year	$29,286
Percentage change compared to prior year	10.4%
Shack sales for the thirteen weeks ended March 26, 2025 increased 10.4% to $309.8 million versus the same period last year. The increase was primarily due to the opening of 43 new Company-operated Shacks between March 27, 2024 and March 26, 2025 which contributed $36.0 million as well as increased menu prices, partially offset by a decline in guest traffic and the impact from the closure of nine Company-operated Shacks in fiscal 2024.
26 | Shake Shack Inc. Form 10-Q

Licensing Revenue
Licensing revenue is comprised of license fees and opening fees and territory fees for certain licensed Shacks. License fees are calculated as a percentage of sales and territory fees are payments for the exclusive right to develop Shacks in a specific geographic area.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 26 2025	March 27 2024
Licensing revenue	$11,060	$9,952
Percentage of Total revenue	3.4%	3.4%
Dollar change compared to prior year	$1,108
Percentage change compared to prior year	11.1%
Licensing revenue for the thirteen weeks ended March 26, 2025 increased 11.1% to $11.1 million versus the same period last year. The increase was primarily due to the opening of 30 net new licensed Shacks between March 27, 2024 and March 26, 2025 which contributed $1.1 million to Licensing revenue.
Food and Paper Costs
Food and paper costs include the direct costs associated with food, beverage and packaging of our menu items. The components of Food and paper costs are variable by nature, change with sales volume, and are impacted by menu mix, channel mix and fluctuations in commodity costs, as well as geographic scale and proximity.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 26 2025	March 27 2024
Food and paper costs	$86,037	$80,253
Percentage of Shack sales	27.8%	28.6%
Dollar change compared to prior year	$5,784
Percentage change compared to prior year	7.2%
Food and paper costs for the thirteen weeks ended March 26, 2025 increased 7.2% to $86.0 million versus the same period last year. The increase was primarily due to the opening of 43 new Company-operated Shacks between March 27, 2024 and March 26, 2025, which contributed approximately $10.1 million, partially offset by the closure of nine Company-operated Shacks in fiscal 2024.
As a percentage of Shack sales, the decrease in Food and paper costs for the thirteen weeks ended March 26, 2025 was primarily driven by increased menu prices partially offset by increased commodity costs, specifically beef.
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

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 26 2025	March 27 2024
Labor and related expenses	$86,668	$81,509
Percentage of Shack sales	28.0%	29.1%
Dollar change compared to prior year	$5,159
Percentage change compared to prior year	6.3%
Shake Shack Inc. Form 10-Q | 27

Labor and related expenses for the thirteen weeks ended March 26, 2025 increased 6.3% to $86.7 million versus the same period last year. The increase was primarily due to the opening of 43 new Company-operated Shacks between March 27, 2024 and March 26, 2025, partially offset by labor efficiencies.
As a percentage of Shack sales, the decrease in Labor and related expenses for the thirteen weeks ended March 26, 2025 was primarily due to labor efficiencies partially offset by increased wages and incremental expenses from the opening of 43 new Company-operated Shacks between March 27, 2024 and March 26, 2025.
Other Operating Expenses
Other operating expenses consist of delivery commissions, Shack-level marketing expenses, repairs and maintenance, utilities and other operating expenses incidental to operating our Company-operated Shacks, such as non-perishable supplies, credit card fees and property insurance.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 26 2025	March 27 2024
Other operating expenses	$48,262	$41,856
Percentage of Shack sales	15.6%	14.9%
Dollar change compared to prior year	$6,406
Percentage change compared to prior year	15.3%
Other operating expenses for the thirteen weeks ended March 26, 2025 increased 15.3% to $48.3 million versus the same period last year. The increase was primarily driven by increased transaction costs associated with higher sales, increased marketing spend, as well as higher facilities costs, mainly professional services.
As a percentage of Shack sales, the increase in Other operating expenses for the thirteen weeks ended March 26, 2025 was primarily due to increased marketing spend and delivery commissions associated with higher delivery sales.
Occupancy and Related Expenses
Occupancy and related expenses consist of Shack-level occupancy expenses (including rent, common area expenses and certain local taxes), and exclude occupancy expenses associated with unopened Shacks, which are recorded separately in Pre-opening costs.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 26 2025	March 27 2024
Occupancy and related expenses	$24,631	$22,188
Percentage of Shack sales	7.9%	7.9%
Dollar change compared to prior year	$2,443
Percentage change compared to prior year	11.0%
Occupancy and related expenses for the thirteen weeks ended March 26, 2025 increased 11.0% to $24.6 million versus the same period last year. The increase was primarily due to the opening of 43 new Company-operated Shacks between March 27, 2024 and March 26, 2025, which contributed approximately $2.7 million, partially offset by the closure of nine Company-operated Shacks in fiscal 2024.
As a percentage of Shack sales, Occupancy and related expenses was flat for the thirteen weeks ended March 26, 2025.
General and Administrative Expenses
General and administrative expenses consist of costs associated with corporate and administrative functions that support Shack development and operations, as well as equity-based compensation expense.
28 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 26 2025	March 27 2024
General and administrative expenses	$40,640	$35,944
Percentage of Total revenue	12.7%	12.4%
Dollar change compared to prior year	$4,696
Percentage change compared to prior year	13.1%
General and administrative expenses for the thirteen weeks ended March 26, 2025 increased 13.1% to $40.6 million versus the same period last year. The increase was primarily due to increased investments in marketing as well as increased wages and other team costs to support our Shack growth and strategic initiatives, partially offset by the absence of costs associated with the restatement of prior periods included in the fiscal 2023 Form 10-K and professional fees related to non-recurring matters.
As a percentage of Total revenue, the increase in General and administrative expenses for the thirteen weeks ended March 26, 2025 was primarily due to the aforementioned items and higher legal expenses compared to the prior year period, as well as sales deleverage.
Depreciation and Amortization Expense
Depreciation and amortization expense primarily consists of the depreciation of fixed assets, including leasehold improvements and equipment.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 26 2025	March 27 2024
Depreciation and amortization expense	$26,543	$25,441
Percentage of Total revenue	8.3%	8.8%
Dollar change compared to prior year	$1,102
Percentage change compared to prior year	4.3%
Depreciation and amortization expense for the thirteen weeks ended March 26, 2025 increased 4.3% to $26.5 million versus the same period last year. The increase was primarily due to incremental depreciation of capital expenditures related to the opening of 43 new Company-operated Shacks between March 27, 2024 and March 26, 2025, partially offset by a reduction in depreciation expense due to fully depreciated technology projects and assets compared to the prior year period.
Pre-Opening Costs
Pre-opening costs consist primarily of occupancy, manager and team member wages, cookware, travel and lodging costs for our opening training team and other supporting team members, marketing expenses, legal fees and inventory costs incurred prior to the opening of a Company-operated Shack. All such costs incurred prior to the opening of a Company-operated Shack are expensed in the period in which the expense was incurred. Pre-opening costs can fluctuate significantly from period to period, based on the number and timing of Company-operated Shack openings and the specific pre-opening costs incurred for each Company-operated Shack. Additionally, Company-operated Shack openings in new geographic markets may initially experience higher pre-opening costs than our established geographic markets, such as the New York City metropolitan area, where we have greater economies of scale and incur lower travel and lodging costs for our training team.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 26 2025	March 27 2024
Pre-opening costs	$3,218	$2,753
Percentage of Total revenue	1.0%	0.9%
Dollar change compared to prior year	$465
Percentage change compared to prior year	16.9%
Shake Shack Inc. Form 10-Q | 29

Pre-opening costs for the thirteen weeks ended March 26, 2025 increased 16.9% to $3.2 million versus the same period last year. The increase was primarily due to increased legal costs associated with accelerating development pipelines.
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

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 26 2025	March 27 2024
Impairments, loss on disposal of assets, and Shack closures	$2,057	$526
Percentage of Total revenue	0.6%	0.2%
Dollar change compared to prior year	$1,531
Percentage change compared to prior year	291.1%
Impairments, loss on disposal of assets, and Shack closures for the thirteen weeks ended March 26, 2025 increased to $2.1 million versus the same period last year. The increase was primarily due to expenses related to the closure of nine Company-operated Shacks in fiscal 2024.
Other Income, Net
Other income, net consists primarily of interest income, adjustments to liabilities under the Tax Receivable Agreement, dividend income, and net unrealized and realized gains and losses from marketable securities.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 26 2025	March 27 2024
Other income, net	$2,971	$3,206
Percentage of Total revenue	0.9%	1.1%
Dollar change compared to prior year	$(235)
Percentage change compared to prior year	(7.3)%
Other income, net for the thirteen weeks ended March 26, 2025 decreased from $3.2 million to $3.0 million versus the same period last year. The decrease was primarily due to a change from investments in the prior year to cash equivalents in the current year, which have a lower interest rate.
Interest Expense
Interest expense generally consists of interest on the current portion of our liabilities under the Tax Receivable Agreement, imputed interest related to our financing equipment leases, amortization of deferred financing costs, interest and fees on our Revolving Credit Facility and amortization of debt issuance costs.

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 26 2025	March 27 2024
Interest expense	$(563)	$(508)
Percentage of Total revenue	(0.2)%	(0.2)%
Dollar change compared to prior year	$(55)
Percentage change compared to prior year	10.8%
Interest expense for the thirteen weeks ended March 26, 2025 increased 10.8% to $0.6 million versus the same period last year. The increase was primarily due to increased finance lease charges from the opening of 43 new Company-operated Shacks between March 27, 2024 and March 26, 2025.
30 | Shake Shack Inc. Form 10-Q

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

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 26 2025	March 27 2024
Income tax expense	$737	$518
Percentage of Total revenue	0.2%	0.2%
Dollar change compared to prior year	$219
Percentage change compared to prior year	42.3%
Our effective income tax rates for the thirteen weeks ended March 26, 2025 and March 27, 2024 were 14.0% and 19.0%, respectively. The decrease was primarily attributable to an increase in pre-tax income and the recognition of a windfall benefit related to equity-based compensation in the current quarter. Additionally, an increase in the Company's ownership interest in SSE Holdings increases its share of the taxable income of SSE Holdings. Our weighted-average ownership interest in SSE Holdings was 94.2% and 93.3%, respectively, for the thirteen weeks ended March 26, 2025 and March 27, 2024.
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

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 26 2025	March 27 2024
Net income attributable to non-controlling interests	$268	$174
Percentage of Total revenue	0.1%	0.1%
Net income attributable to non-controlling interests for the thirteen weeks ended March 26, 2025 increased to $0.3 million from $0.2 million in the same period last year. The increase was primarily due to increased net results compared to the same period last year, partially offset by a decrease in the non-controlling interest holders' weighted average ownership, which was 5.8% and 6.7%, respectively for the thirteen weeks ended March 26, 2025 and March 27, 2024.
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
Shake Shack Inc. Form 10-Q | 31

Restaurant-Level Profit
Restaurant-level profit is defined as Shack sales less Shack-level operating expenses which include Food and paper costs, Labor and related expenses, Other operating expenses and Occupancy and related expenses.
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
32 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 26 2025	March 27 2024
Income from operations	$2,842	$34
Less:
Licensing revenue	11,060	9,952
Add:
General and administrative expenses	40,640	35,944
Depreciation and amortization expense	26,543	25,441
Pre-opening costs	3,218	2,753
Impairments, loss on disposal of assets, and Shack closures	2,057	526
Restaurant-level profit	$64,240	$54,746

Total revenue	$320,898	$290,504
Less: Licensing revenue	11,060	9,952
Shack sales	$309,838	$280,552

Restaurant-level profit margin(1)	20.7%	19.5%
(1)As a percentage of Shack sales.
EBITDA and Adjusted EBITDA
EBITDA is defined as Net income before Interest expense (net of interest income), Income tax expense and Depreciation and amortization expense. Adjusted EBITDA is defined as EBITDA excluding equity-based compensation expense, Impairments, loss on disposal of assets, and Shack closures, amortization of cloud-based software implementation costs, as well as certain non-recurring items that we do not believe directly reflect our core operations and may not be indicative of our recurring business operations.
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
Shake Shack Inc. Form 10-Q | 33

	Thirteen Weeks Ended
(dollar amounts in thousands)	March 26 2025	March 27 2024
Net income	$4,513	$2,214
Depreciation and amortization expense	26,543	25,441
Interest expense, net	523	(27)
Income tax expense	737	518
EBITDA	$32,316	$28,146

Equity-based compensation	4,541	3,642
Amortization of cloud-based software implementation costs	606	518
Impairments, loss on disposal of assets, and Shack closures	2,057	526
Restatement costs(1)	254	1,391
Legal settlements(2)	983	—
CEO transition costs	—	479
Other(3)	(12)	1,183
Adjusted EBITDA	$40,745	$35,885

Adjusted EBITDA margin(4)	12.7%	12.4%
(1)Expenses incurred related to the restatement of prior periods in the 2023 Form 10-K.
(2)Expenses incurred to establish accruals related to the settlements of legal matters.
(3)Expenses incurred for professional fees related to non-recurring matters.
(4)Calculated as a percentage of Total revenue, which was $320.9 million and $290.5 million for the thirteen weeks ended March 26, 2025 and March 27, 2024, respectively.
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
34 | Shake Shack Inc. Form 10-Q

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

	Thirteen Weeks Ended
(in thousands, except per share amounts)	March 26 2025	March 27 2024
Numerator:
Net income attributable to Shake Shack Inc	$4,245	$2,040
Adjustments:
Reallocation of Net income attributable to non-controlling interests from the assumed exchange of LLC Interests(1)	268	174
Impairment charge and Shack closures(2)	1,653	—
Restatement costs(3)	254	1,391
Legal settlements(4)	983	—
CEO transition costs	—	479
Other(5)	(12)	1,183
Tax impact of above adjustments(6)	(993)	356
Adjusted pro forma net income	$6,398	$5,623

Denominator:
Weighted-average shares of Class A common stock outstanding—diluted	41,864	41,259
Adjustments:
Assumed exchange of LLC Interests for shares of Class A common stock(1)	2,449	2,830
Adjusted pro forma fully exchanged weighted-average shares of Class A common stock outstanding—diluted	44,313	44,089

Adjusted pro forma earnings per fully exchanged share—diluted	$0.14	$0.13

	Thirteen Weeks Ended
	March 26 2025	March 27 2024
Earnings per share of Class A common stock—diluted	$0.10	$0.05
Non-GAAP adjustments(7)	0.04	0.08
Adjusted pro forma earnings per fully exchanged share—diluted	$0.14	$0.13
(1)Assumes the exchange of all outstanding LLC Interests for shares of Class A common stock, resulting in the elimination of the non-controlling interest and recognition of the net income attributable to non-controlling interests.
(2)Expenses incurred related to Shack closures during fiscal 2024.
(3)Expenses incurred related to the restatement of prior periods in the 2023 Form 10-K.
(4)Expenses incurred to establish accruals related to the settlements of legal matters.
(5)Expenses incurred for professional fees related to non-recurring matters.
(6)Represents the tax effect of the aforementioned adjustments and pro forma adjustments to reflect corporate income taxes at assumed effective tax rates of 21.3% and 2.8% for the thirteen weeks ended March 26, 2025 and March 27, 2024, respectively. Amounts include provisions for U.S. federal income taxes, certain LLC entity-level taxes and foreign withholding taxes, assuming the highest statutory rates apportioned to each applicable state, local and foreign jurisdiction.
(7)Represents the per share impact of non-GAAP adjustments for each period. Refer to the reconciliation of Adjusted pro forma net income above for additional information.
Shake Shack Inc. Form 10-Q | 35

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, and availability under our Revolving Credit Facility. As of March 26, 2025, we maintained a Cash and cash equivalents balance of $312.9 million. In March 2021, we issued 0% Convertible Senior Notes (“Convertible Notes”), and received $243.8 million of proceeds, net of discounts. Refer to Note 6, Debt, in the accompanying Condensed Consolidated Financial Statements, for additional information.
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
Our primary requirements for liquidity are to fund our working capital needs, operating and finance lease obligations, capital expenditures and general corporate needs. Our requirements for working capital are generally not significant because our guests pay for their food and beverage purchases in cash or on debit or credit cards at the time of the sale and we are able to sell many of our inventory items before payment is due to the supplier of such items. Our ongoing capital expenditures are principally related to opening new Shacks, existing Shack capital investments (both for remodels and maintenance), as well as investments in our corporate technology infrastructure to support our Shack Support Centers, Shake Shack locations, and digital strategy.
In addition, we are obligated to make payments to certain members of SSE Holdings under the Tax Receivable Agreement. As of March 26, 2025, such obligations totaled $248.1 million. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related payments under the Tax Receivable Agreement. Although the amount of any payments that must be made under the Tax Receivable Agreement may be significant, the timing of these payments will vary and will generally be limited to one payment per member per year. The amount of such payments are also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us or to SSE Holdings, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
We believe our existing cash and cash equivalents balances and cash from operations will be sufficient to fund our operating and finance lease obligations, capital expenditures, Tax Receivable Agreement obligations and working capital needs for at least the next 12 months.
Summary of Cash Flows
The following table presents a summary of our cash flows from operating, investing and financing activities.

	Thirteen Weeks Ended
(in thousands)	March 26 2025	March 27 2024
Net cash provided by operating activities	$31,222	$30,665
Net cash provided by (used in) investing activities	(29,352)	11,307
Net cash used in financing activities	(9,662)	(6,421)
Effect of exchange rate changes on cash and cash equivalents	(1)	(1)
Net increase (decrease) in Cash and cash equivalents	(7,793)	35,550
Cash and cash equivalents at beginning of period	320,714	224,653
Cash and cash equivalents at end of period	$312,921	$260,203

36 | Shake Shack Inc. Form 10-Q

Operating Activities
For the thirteen weeks ended March 26, 2025, net cash provided by operating activities was $31.2 million compared to $30.7 million for the thirteen weeks ended March 27, 2024, an increase of $0.5 million. The increase was primarily driven by an $8.2 million improvement in net results after excluding non-cash charges partially offset by changes in working capital of $7.7 million. The changes in working capital included an increase in payments on lease liabilities due to the opening of 34 net new Company-operated Shacks between March 27, 2024 and March 26, 2025 and an increase in bonus payments, partially offset by a change in the timing and payments related to general business accruals.
Investing Activities
For the thirteen weeks ended March 26, 2025, net cash used in investing activities was $29.4 million compared to net cash provided by investing activities of $11.3 million for the thirteen weeks ended March 27, 2024.The change was primarily driven by the absence of $44.4 million of proceeds from maturities of held-to-maturity marketable securities in the current period, compared to the prior year. This impact was partially offset by a $3.7 million reduction in capital expenditures.
Financing Activities
For the thirteen weeks ended March 26, 2025, net cash used in financing activities was $9.7 million compared to $6.4 million for the thirteen weeks ended March 27, 2024, an increase of $3.3 million. This increase was primarily due to an increase in withholding taxes related to net settled equity awards.
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
In June 2023, the Company entered into the fourth amendment to the Revolving Credit Facility ("Fourth Amendment"), which, among other things, modified the benchmark interest rate to either: (i) the base rate plus applicable margin ranging from 0.0% to 1.5% or (ii) the Secured Overnight Financing Rate (“SOFR”) plus applicable margin ranging from 1.0% to 2.5%, in each case depending on the net lease adjusted leverage ratio. As of March 26, 2025 and December 25, 2024, no amounts were outstanding under the Revolving Credit Facility.
The obligations under the Revolving Credit Facility are secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' direct and indirect subsidiaries, with certain exceptions.
The Revolving Credit Facility requires us to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios, as well as other customary affirmative and negative covenants. As of March 26, 2025, we were in compliance with all covenants.
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
Shake Shack Inc. Form 10-Q | 37

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our consolidated financial condition and results of operations is based upon the accompanying Condensed Consolidated Financial Statements and notes thereto, which have been prepared in accordance with GAAP. The preparation of the Condensed Consolidated Financial Statements requires us to make estimates, judgments and assumptions, which we believe to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Variances in the estimates or assumptions used to actual experience could yield materially different accounting results. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances. There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 25, 2024.
Recently Issued Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies under Part I, Item 1 of this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to our exposure to market risks as described in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 25, 2024.
Item 4. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 26, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
38 | Shake Shack Inc. Form 10-Q

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
The information required by this Item is incorporated by reference to Part I, Item 1, Note 13, Commitments and Contingencies.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
Pursuant to Item 408(a) of Regulation S-K, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” during the thirteen weeks ended March 26, 2025 as follows:

Name	Position	Action	Adoption Date	Expiration Date	Aggregate Number of Securities to be Purchased/Sold
Katherine Fogertey	Chief Financial Officer	Adoption	3/11/2025	12/10/2025	9,393 shares to be sold
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

Shake Shack Inc.
(Registrant)

Date: May 1, 2025	By:	/s/ Robert Lynch
Robert Lynch
Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: May 1, 2025	By:	/s/ Katherine I. Fogertey
Katherine I. Fogertey
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Shake Shack Inc. Form 10-Q | 41