Form 10-Q
period 2025-06-25
Shake Shack Inc.
filed 2025-07-31
CIK 1620533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of July 23, 2025, there were 40,247,757 shares of Class A common stock outstanding and 2,439,789 shares of Class B common stock outstanding.

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
Shake Shack Inc. Form 10-Q | 1

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
2 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	June 25 2025	December 25 2024
ASSETS
Current assets:
Cash and cash equivalents	$336,804	$320,714
Accounts receivable, net	21,201	19,687
Inventories	6,028	6,014
Prepaid expenses and other current assets	26,810	21,801
Total current assets	390,843	368,216
Property and equipment, net of accumulated depreciation of $506,081 and $457,186, respectively.	577,054	551,600
Operating lease assets	453,844	424,611
Deferred income taxes, net	340,897	341,586
Other assets	12,395	10,958
TOTAL ASSETS	$1,775,033	$1,696,971
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,662	$23,609
Accrued expenses	79,741	63,005
Accrued wages and related liabilities	23,294	25,422
Operating lease liabilities, current	59,133	55,739
Other current liabilities	21,220	19,538
Total current liabilities	204,050	187,313
Long-term debt	247,207	246,683
Long-term operating lease liabilities	525,998	494,499
Liabilities under tax receivable agreement, net of current portion	247,625	247,017
Other long-term liabilities	31,089	27,833
Total liabilities	1,255,969	1,203,345
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of June 25, 2025 and December 25, 2024.	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 40,243,981 and 40,068,068 shares issued and outstanding as of June 25, 2025 and December 25, 2024, respectively.	40	40
Class B common stock, $0.001 par value—35,000,000 shares authorized; 2,439,789 and 2,455,713 shares issued and outstanding as of June 25, 2025 and December 25, 2024, respectively.	2	2
Additional paid-in capital	445,682	442,993
Retained earnings	48,377	26,984
Accumulated other comprehensive loss	(4)	(1)
Total stockholders' equity attributable to Shake Shack Inc.	494,097	470,018
Non-controlling interests	24,967	23,608
Total equity	519,064	493,626
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,775,033	$1,696,971
See accompanying Notes to Condensed Consolidated Financial Statements.
Shake Shack Inc. Form 10-Q | 3

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25 2025	June 26 2024	June 25 2025	June 26 2024
Shack sales	$343,224	$305,480	$653,062	$586,032
Licensing revenue	13,242	11,016	24,302	20,968
TOTAL REVENUE	356,466	316,496	677,364	607,000
Shack-level operating expenses:
Food and paper costs	96,621	85,053	182,658	165,306
Labor and related expenses	88,058	86,614	174,726	168,123
Other operating expenses	50,768	43,953	99,030	85,809
Occupancy and related expenses	25,593	23,226	50,224	45,414
General and administrative expenses	40,671	36,313	81,311	72,257
Depreciation and amortization expense	26,545	25,496	53,088	50,937
Pre-opening costs	4,955	4,014	8,173	6,767
Impairments, loss on disposal of assets, and Shack closures	881	1,045	2,938	1,571
TOTAL EXPENSES	334,092	305,714	652,148	596,184
INCOME FROM OPERATIONS	22,374	10,782	25,216	10,816
Other income, net	2,850	3,300	5,821	6,506
Interest expense	(548)	(527)	(1,111)	(1,035)
INCOME BEFORE INCOME TAXES	24,676	13,555	29,926	16,287
Income tax expense	6,193	3,173	6,930	3,691
NET INCOME	18,483	10,382	22,996	12,596
Less: Net income attributable to non-controlling interests	1,335	714	1,603	888
NET INCOME ATTRIBUTABLE TO SHAKE SHACK INC.	$17,148	$9,668	$21,393	$11,708
Earnings per share of Class A common stock:
Basic	$0.43	$0.24	$0.53	$0.30
Diluted	$0.41	$0.23	$0.51	$0.28
Weighted-average shares of Class A common stock outstanding:
Basic	40,226	39,750	40,173	39,632
Diluted	41,819	41,480	41,842	41,369
See accompanying Notes to Condensed Consolidated Financial Statements.

4 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25 2025	June 26 2024	June 25 2025	June 26 2024
Net income	$18,483	$10,382	$22,996	$12,596
Other comprehensive loss, net of tax(1):
Change in foreign currency translation adjustment	(2)	—	(3)	(1)
OTHER COMPREHENSIVE LOSS	(2)	—	(3)	(1)
COMPREHENSIVE INCOME	18,481	10,382	22,993	12,595
Less: Comprehensive income attributable to non-controlling interests	1,335	714	1,603	888
COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAKE SHACK INC.	$17,146	$9,668	$21,390	$11,707
(1)Net of tax expense of $0 for the thirteen and twenty-six weeks ended June 25, 2025 and June 26, 2024.
See accompanying Notes to Condensed Consolidated Financial Statements.
Shake Shack Inc. Form 10-Q | 5

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands, except share amounts)

For the Thirteen Weeks Ended June 25, 2025 and June 26, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE, MARCH 26, 2025	40,221,661	$40	2,444,789	$2	$442,047	$31,229	$(2)	$24,189	$497,505
Net income	—	—	—	—	—	17,148	—	1,335	18,483
Other comprehensive loss:
Net change in foreign currency translation adjustment	—	—	—	—	—	—	(2)	—	(2)
Equity-based compensation	—	—	—	—	5,338	—	—	—	5,338
Activity under stock compensation plans	17,320	—	—	—	(1,149)	—	—	299	(850)
Redemption of LLC Interests	5,000	—	(5,000)	—	20	—	—	(20)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(574)	—	—	—	(574)
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	(836)	(836)
BALANCE, JUNE 25, 2025	40,243,981	$40	2,439,789	$2	$445,682	$48,377	$(4)	$24,967	$519,064

BALANCE, MARCH 27, 2024	39,635,382	$40	2,801,013	$3	$427,530	$18,817	$(4)	$25,907	$472,293
Net income	—	—	—	—	—	9,668	—	714	10,382
Other comprehensive loss:
Net change in foreign currency translation adjustment	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	3,840	—	—	—	3,840
Activity under stock compensation plans	18,514	—	—	—	(320)	—	—	296	(24)
Redemption of LLC Interests	313,077	—	(313,077)	(1)	2,953	—	—	(2,952)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(126)	—	—	—	(126)
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	—	—
BALANCE, JUNE 26, 2024	39,966,973	$40	2,487,936	$2	$433,877	$28,485	$(4)	$23,965	$486,365
See accompanying Notes to Condensed Consolidated Financial Statements.

6 | Shake Shack Inc. Form 10-Q

For the Twenty-Six Weeks Ended June 25, 2025 and June 26, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 25, 2024	40,068,068	$40	2,455,713	$2	$442,993	$26,984	$(1)	$23,608	$493,626
Net income	—	—	—	—	—	21,393	—	1,603	22,996
Other comprehensive loss:
Net change in foreign currency translation adjustment	—	—	—	—	—	—	(3)	—	(3)
Equity-based compensation	—	—	—	—	9,991	—	—	—	9,991
Activity under stock compensation plans	159,989	—	—	—	(9,491)	—	—	314	(9,177)
Redemption of LLC Interests	15,924	—	(15,924)	—	(299)	—	—	299	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	2,488	—	—	—	2,488
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	(857)	(857)
BALANCE, JUNE 25, 2025	40,243,981	$40	2,439,789	$2	$445,682	$48,377	$(4)	$24,967	$519,064

BALANCE, DECEMBER 27, 2023	39,474,315	$39	2,834,513	$3	$426,601	$16,777	$(3)	$25,953	$469,370
Net income	—	—	—	—	—	11,708	—	888	12,596
Other comprehensive loss:
Net change in foreign currency translation adjustment	—	—	—	—	—	—	(1)	—	(1)
Equity-based compensation	—	—	—	—	7,558	—	—	—	7,558
Activity under stock compensation plans	146,081	1	—	—	(5,897)	—	—	507	(5,389)
Redemption of LLC Interests	346,577	—	(346,577)	(1)	3,239	—	—	(3,238)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	2,376	—	—	—	2,376
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	(145)	(145)
BALANCE, JUNE 26, 2024	39,966,973	$40	2,487,936	$2	$433,877	$28,485	$(4)	$23,965	$486,365
See accompanying Notes to Condensed Consolidated Financial Statements.

Shake Shack Inc. Form 10-Q | 7

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Twenty-Six Weeks Ended
	June 25 2025	June 26 2024
OPERATING ACTIVITIES
Net income (including amounts attributable to non-controlling interests)	$22,996	$12,596
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	53,088	50,937
Amortization of debt issuance costs	524	524
Amortization of cloud computing assets	1,166	1,048
Non-cash operating lease cost	42,250	37,655
Equity-based compensation	9,750	7,381
Deferred income taxes	3,785	1,311
Non-cash interest	46	(128)
Net amortization of discount on held-to-maturity securities	—	(434)
Impairments, loss on disposal of assets, and Shack closures	2,938	1,571
Changes in operating assets and liabilities:
Accounts receivable	(1,514)	933
Inventories	(14)	210
Prepaid expenses and other current assets	(2,162)	(864)
Other assets	(3,978)	(1,219)
Accounts payable	(2,164)	(1,084)
Accrued expenses	12,947	4,409
Accrued wages and related liabilities	(2,128)	1,639
Other current liabilities	(343)	(732)
Operating lease liabilities	(44,356)	(32,553)
Other long-term liabilities	3,389	1,010
NET CASH PROVIDED BY OPERATING ACTIVITIES	96,220	84,210
INVESTING ACTIVITIES
Purchases of property and equipment	(67,438)	(65,992)
Maturities of held-to-maturity marketable securities	—	66,420
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(67,438)	428
FINANCING ACTIVITIES
Payments on principal of finance leases	(2,631)	(1,918)
Distributions paid to non-controlling interest holders	(857)	(145)
Payments under tax receivable agreement	(24)	—
Net proceeds from stock option exercises	123	552
Employee withholding taxes related to net settled equity awards	(9,300)	(5,941)
NET CASH USED IN FINANCING ACTIVITIES	(12,689)	(7,452)
Effect of exchange rate changes on cash and cash equivalents	(3)	(1)
INCREASE IN CASH AND CASH EQUIVALENTS	16,090	77,185
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	320,714	224,653
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$336,804	$301,838
See accompanying Notes to Condensed Consolidated Financial Statements.
8 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Shake Shack Inc. Form 10-Q | 9

NOTE 1: NATURE OF OPERATIONS

Shake Shack Inc. was formed on September 23, 2014 as a Delaware corporation for the purpose of facilitating an initial public offering and other related transactions in order to carry on the business of SSE Holdings, LLC and its subsidiaries ("SSE Holdings"). Shake Shack Inc. is the sole managing member of SSE Holdings and, as sole managing member, the Company operates and controls all of the business and affairs of SSE Holdings. As a result, the Company consolidates the financial results of SSE Holdings and reports a non-controlling interest representing the economic interest in SSE Holdings held by the other members of SSE Holdings. As of June 25, 2025 the Company owned 94.3% of SSE Holdings. Unless the context otherwise requires, "we," "us," "our," "Shake Shack," the "Company" and other similar references, refer to Shake Shack Inc. and, unless otherwise stated, all of its subsidiaries, including SSE Holdings.
The Company operates and licenses Shake Shack restaurants ("Shacks"), which serve burgers, chicken, hot dogs, crinkle cut fries, shakes, frozen custard, beer, wine and more. As of June 25, 2025, there were 610 Shacks in operation system wide, of which 346 were Company-operated Shacks and 264 were licensed Shacks.
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Shake Shack Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These interim Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and on a basis consistent in all material respects with the accounting policies described in its Annual Report on Form 10-K for the fiscal year ended December 25, 2024 ("2024 Form 10-K"). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These interim Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's 2024 Form 10-K. In the Company's opinion, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the financial position and results of operation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.
SSE Holdings is considered a variable interest entity. Shake Shack Inc. is the primary beneficiary as the Company has the majority economic interest in SSE Holdings and, as the sole managing member, has decision making authority that significantly affects the economic performance of the entity, while the limited partners have no substantive kick-out or participating rights. As a result, the Company consolidates SSE Holdings. The assets and liabilities of SSE Holdings represent substantially all of the Company's consolidated assets and liabilities with the exception of certain deferred taxes and liabilities under the Tax Receivable Agreement. As of June 25, 2025 and December 25, 2024, the net assets of SSE Holdings were $450,628 and $413,793, respectively. The assets of SSE Holdings are subject to certain restrictions in SSE Holdings' revolving credit agreement.
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
NOTE 3: REVENUE

Revenue Recognition
Revenue disaggregated by type was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25 2025	June 26 2024	June 25 2025	June 26 2024
Shack sales	$343,224	$305,480	$653,062	$586,032
Licensing revenue:
Sales-based royalties	12,613	10,624	23,252	20,257
Initial territory and opening fees	629	392	1,050	711
Total revenue	$356,466	$316,496	$677,364	$607,000
The aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of June 25, 2025 was $27,340. The Company expects to recognize this amount as revenue over a long-term period, as the majority of license terms for each Shack range from ten to twenty years. This amount excludes any variable consideration related to sales-based royalties.
Contract Balances
Contract liabilities and receivables from contracts with customers were as follows:

	June 25 2025	December 25 2024
Shack sales receivables	$11,129	$10,699
Licensing receivables, net of allowance for doubtful accounts	7,371	5,735
Gift card liability	2,200	2,584
Deferred revenue, current	1,828	1,666
Deferred revenue, long-term	19,611	17,060
Revenue recognized that was included in the respective liability balances at the beginning of the period was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25 2025	June 26 2024	June 25 2025	June 26 2024
Gift card liability	$193	$168	$652	$587
Deferred revenue	617	385	1,036	702
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
A summary of other income from marketable securities was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25 2025	June 26 2024	June 25 2025	June 26 2024
Income from marketable securities	$—	$90	$—	$625
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
During the thirteen and twenty-six weeks ended June 25, 2025, the Company recognized impairment charges of nil and $162, respectively, related to the nine Shack closures in fiscal 2024. Additionally, the Company recognized miscellaneous Shack closure expense of $295 and $1,786, respectively for the thirteen and twenty-six weeks ended June 25, 2025. There were no impairment charges recognized during the thirteen and twenty-six weeks ended June 26, 2024.
NOTE 5: SUPPLEMENTAL BALANCE SHEET INFORMATION

The components of Prepaid expenses and other current assets were as follows:

	June 25 2025	December 25 2024
Prepaid expenses	$10,415	$8,196
Tenant allowance receivables	15,608	12,761
Other	787	844
Prepaid expenses and other current assets	$26,810	$21,801
The components of Other current liabilities were as follows:

	June 25 2025	December 25 2024
Sales tax payable	$7,300	$6,999
Current portion of financing equipment lease liabilities	5,256	4,086
Gift card liability	2,200	2,584
Other	6,464	5,869
Other current liabilities	$21,220	$19,538
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
The Convertible Notes had an initial conversion rate of 5.8679 shares of Class A common stock per one thousand dollar principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $170.42 per share of Class A common stock. The fair value of the Convertible Notes was approximately $262,125 and $256,900, respectively, as of June 25, 2025 and December 25, 2024, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as a Level 2 measurement within the fair value hierarchy.

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Classification	June 25 2025	June 26 2024	June 25 2025	June 26 2024
Amortization expense on Convertible Notes	Interest expense	$262	$262	$524	$524

	June 25 2025	December 25 2024
Convertible Notes	$250,000	$250,000
Discount and debt issuance costs, net of amortization	(2,793)	(3,317)
Long-term debt	$247,207	$246,683
Revolving Credit Facility
The Company maintains a revolving credit facility agreement ("Revolving Credit Facility") which permits borrowings up to $50,000 with the ability to increase available borrowings up to an additional $100,000, subject to satisfaction of certain conditions.
In July 2025, the Company entered into the sixth amendment to the Revolving Credit Facility ("Sixth Amendment"), which, among other things, extends the maturity date until the earlier of (a) February 28, 2028, or (b) the date that is 91 days prior to the scheduled maturity date of any Convertible Notes outstanding at any time.
Shake Shack Inc. Form 10-Q | 13

Outstanding borrowings under the Revolving Credit Facility bear interest at either: (i) the base rate plus applicable margin ranging from 0.0% to 1.5% or (ii) the Secured Overnight Financing Rate (“SOFR”) plus applicable margin ranging from 1.0% to 2.5%, in each case dependent upon the net lease adjusted leverage ratio. As of June 25, 2025 and December 25, 2024, no amounts were outstanding under the Revolving Credit Facility.
The obligations under the Revolving Credit Facility are secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' direct and indirect subsidiaries, with certain exceptions. The Revolving Credit Facility requires the Company to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios, as well as other customary affirmative and negative covenants. As of June 25, 2025, the Company was in compliance with all covenants.
The Revolving Credit Facility also permits the issuance of letters of credit upon our request of up to $15,000. As of June 25, 2025 and December 25, 2024, the Company had outstanding letters of credit of $3,894 in connection with the Revolving Credit Facility.

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Classification	June 25 2025	June 26 2024	June 25 2025	June 26 2024
Interest expense on Revolving Credit Facility	Interest expense	$16	$17	$33	$34

	Classification	June 25 2025	December 25 2024
Unamortized deferred financing costs on Revolving Credit Facility	Other assets	$13	$23
NOTE 7: LEASES

A summary of operating and finance right-of-use assets and lease liabilities were as follows:

	Classification	June 25 2025	December 25 2024
Operating leases	Operating lease assets	$453,844	$424,611
Finance leases	Property and equipment, net	14,927	12,225
Total right-of-use assets		$468,771	$436,836

Operating leases:
	Operating lease liabilities, current	$59,133	$55,739
	Long-term operating lease liabilities	525,998	494,499
Finance leases:
	Other current liabilities	5,256	4,086
	Other long-term liabilities	10,234	8,616
Total lease liabilities		$600,621	$562,940
14 | Shake Shack Inc. Form 10-Q

The components of lease expense were as follows:

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Classification	June 25 2025	June 26 2024	June 25 2025	June 26 2024
Operating lease cost	Occupancy and related expenses Pre-opening costs General and administrative expenses	$21,576	$19,165	$42,250	$37,655
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization expense	1,397	1,075	2,751	2,043
Interest on lease liabilities	Interest expense	231	207	466	387
Variable lease cost	Occupancy and related expenses Pre-opening costs General and administrative expenses	5,932	5,523	11,535	10,729
Short-term lease cost	Occupancy and related expenses	163	190	310	406
Total lease cost		$29,299	$26,160	$57,312	$51,220

As of June 25, 2025, future minimum lease payments for operating and finance leases consisted of the following:

	Operating Leases	Finance Leases
2025(1)	$32,661	$3,078
2026	93,762	5,694
2027	95,218	5,051
2028	91,292	2,531
2029	85,058	378
Thereafter	354,069	176
Total minimum payments	752,060	16,908
Less: imputed interest	182,537	1,418
Total lease liabilities	$569,523	$15,490
(1)Operating leases are net of certain tenant allowance receivables that were reclassified to Other current assets as of June 25, 2025.
As of June 25, 2025, the Company had additional operating lease commitments of $215,605 for non-cancelable leases without a possession date, which commence in 2025 or later. The terms of these lease commitments are materially consistent with leases recognized on the Condensed Consolidated Balance Sheets.
A summary of lease terms and discount rates for operating and finance leases were as follows:

	June 25 2025	December 25 2024
Weighted average remaining lease term (years):
Operating leases	8.6	8.7
Finance leases	3.0	3.3
Weighted average discount rate:
Operating leases	6.3%	6.2%
Finance leases	6.0%	6.1%
Shake Shack Inc. Form 10-Q | 15

Supplemental cash flow information related to leases was as follows:

	Twenty-Six Weeks Ended
	June 25 2025	June 26 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$52,000	$40,095
Operating cash flows from finance leases	466	387
Financing cash flows from finance leases	2,631	1,918
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	55,233	43,822
Finance leases	6,292	2,520
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
The following table summarizes the ownership interest in SSE Holdings:

	June 25, 2025		December 25, 2024
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Shake Shack Inc.	40,243,981	94.3%	40,068,068	94.2%
Number of LLC Interests held by non-controlling interest holders	2,439,789	5.7%	2,455,713	5.8%
Total LLC Interests outstanding	42,683,770	100.0%	42,523,781	100.0%
The weighted average ownership percentages for the applicable reporting periods are used to attribute Net income and Other comprehensive income to the non-controlling interest holders and were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25 2025	June 26 2024	June 25 2025	June 26 2024
Non-controlling interest holders' weighted average ownership percentages	5.7%	6.3%	5.7%	6.5%
16 | Shake Shack Inc. Form 10-Q

The following table summarizes the effects of changes in ownership of SSE Holdings on the Company's equity:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25 2025	June 26 2024	June 25 2025	June 26 2024
Net income attributable to Shake Shack Inc.	$17,148	$9,668	$21,393	$11,708
Other comprehensive loss:
Unrealized holding loss on foreign currency translation adjustment	(2)	—	(3)	(1)
Transfers (to) from non-controlling interests:
Increase (decrease) in additional paid-in capital as a result of the redemption of LLC Interests	20	2,953	(299)	3,239
Decrease in additional paid-in capital as a result of activity under stock compensation plan	(1,149)	(320)	(9,491)	(5,897)
Total effect of changes in ownership interest on equity attributable to Shake Shack Inc.	$16,017	$12,301	$11,600	$9,049
The following table summarizes the LLC Interests activity:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25 2025	June 26 2024	June 25 2025	June 26 2024
LLC Interests activity under the Company's stock compensation plan:
Number of LLC Interests received by Shake Shack Inc.	17,320	18,514	159,989	146,081
Redemption and acquisition of LLC Interests:
Number of LLC Interests redeemed by non-controlling interest holders	5,000	313,077	15,924	346,577
Number of LLC Interests received by Shake Shack Inc.	5,000	313,077	15,924	346,577
Issuance of Class A common stock:
Shares of Class A common stock issued in connection with redemptions of LLC Interests	5,000	313,077	15,924	346,577
Cancellation of Class B common stock:
Shares of Class B common stock surrendered and canceled	5,000	313,077	15,924	346,577
NOTE 9: EQUITY-BASED COMPENSATION

A summary of equity-based compensation expense by award type was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25 2025	June 26 2024	June 25 2025	June 26 2024
Performance stock units	$1,390	$(505)	$2,538	$278
Restricted stock units	3,819	4,244	7,212	7,103
Equity-based compensation expense	$5,209	$3,739	$9,750	$7,381

Total income tax benefit recognized related to equity-based compensation	$117	$113	$213	$217
Shake Shack Inc. Form 10-Q | 17

Equity-based compensation expense recognized was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25 2025	June 26 2024	June 25 2025	June 26 2024
General and administrative expenses	$4,653	$3,317	$8,768	$6,633
Labor and related expenses	556	422	982	748
Equity-based compensation expense	$5,209	$3,739	$9,750	$7,381
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
Effective Income Tax Rates
The following table presents the Company’s effective income tax rates:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25 2025	June 26 2024	June 25 2025	June 26 2024
Effective income tax rates	25.1%	23.4%	23.2%	22.7%
The increase in the effective income tax rates for the thirteen and twenty-six weeks ended June 25, 2025 were primarily driven by higher state income tax expense.
The Company's weighted average ownership interest in SSE Holdings was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25 2025	June 26 2024	June 25 2025	June 26 2024
Shake Shack's weighted average ownership percentages	94.3%	93.7%	94.3%	93.5%
Deferred Tax Assets and Liabilities
The Company acquires LLC Interests in connection with the redemption of LLC Interests and activity relating to its stock compensation plan and recognizes deferred tax assets associated with the basis difference in its investment in SSE Holdings upon acquisition of these LLC Interests.
The following table summarizes the LLC Interests acquired by the Company:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25 2025	June 26 2024	June 25 2025	June 26 2024
LLC Interests activity under the Company's stock compensation plan	17,320	18,514	159,989	146,081
LLC Interests activity from redemptions of LLC Interests	5,000	313,077	15,924	346,577
Total LLC Interests acquired by the Company	22,320	331,591	175,913	492,658
18 | Shake Shack Inc. Form 10-Q

Deferred tax assets related to the basis difference in the Company's investment in SSE Holdings were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25 2025	June 26 2024	June 25 2025	June 26 2024
Deferred tax assets recognized upon acquisition of LLC Interests	$(541)	$7,263	$2,817	$10,577

	June 25 2025	December 25 2024
Total deferred tax assets related to the acquisition of LLC Interests	$100,331	$89,397
The Company also recognizes deferred tax assets related to additional tax basis increases generated from expected future payments under the Tax Receivable Agreement and related deductions for imputed interest on such payments. Refer to "Tax Receivable Agreement," herein for additional information.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25 2025	June 26 2024	June 25 2025	June 26 2024
Deferred tax assets recognized under the Tax Receivable Agreement	$55	$2,760	$168	$3,063
The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of June 25, 2025, the Company concluded, based on the weight of all available positive and negative evidence, that all of its deferred tax assets (except for those deferred tax assets relating to certain state tax credits and net operating losses) are more likely than not to be realized. As such, no additional valuation allowance was recognized.
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
There were no transactions subject to the Tax Receivable Agreement for which the Company did not recognize the related liability, as the Company concluded that it would have sufficient future taxable income to utilize all of the related tax benefits generated by all transactions that occurred during the twenty-six weeks ended June 25, 2025 and June 26, 2024.
Shake Shack Inc. Form 10-Q | 19

A summary of obligations and payments made under the Tax Receivable Agreement were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25 2025	June 26 2024	June 25 2025	June 26 2024
Amounts paid under the Tax Receivable Agreement	$—	$—	$24	$—

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25 2025	June 26 2024	June 25 2025	June 26 2024
Additional liabilities recognized under the Tax Receivable Agreement	$204	$10,150	$608	$11,265

	June 25 2025	December 25 2024
Total obligations under the Tax Receivable Agreement	$248,318	$247,734
One Big Beautiful Bill Act
On July 4, 2025, the “One Big Beautiful Bill Act” (the “Act”) was enacted into law. The Act has multiple effective dates, with certain provision effective in 2025 and others implementing through 2027. These changes include allowing accelerated tax deductions for domestic research expenditures and qualified property, and changes to the net interest expense deduction limitations. We are in the process of evaluating the impact of the Act to our financial statements.
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
20 | Shake Shack Inc. Form 10-Q

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25 2025	June 26 2024	June 25 2025	June 26 2024
Numerator:
Net income attributable to Shake Shack Inc.—basic	$17,148	$9,668	$21,393	$11,708
Net income attributable to Shake Shack Inc.—diluted	$17,148	$9,668	$21,393	$11,708
Denominator:
Weighted average shares of Class A common stock outstanding—basic	40,226	39,750	40,173	39,632
Effect of dilutive securities:
Stock options	2	60	3	65
Performance stock units	23	63	53	39
Restricted stock units	101	140	146	166
Convertible Notes	1,467	1,467	1,467	1,467
Weighted average shares of Class A common stock outstanding—diluted	41,819	41,480	41,842	41,369

Earnings per share of Class A common stock—basic	$0.43	$0.24	$0.53	$0.30
Earnings per share of Class A common stock—diluted	$0.41	$0.23	$0.51	$0.28
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
The following table presents potentially dilutive securities excluded from the computations of diluted earnings per share of Class A common stock:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	June 25 2025		June 26 2024		June 25 2025		June 26 2024
Performance stock units	120,892	(1)	121,131	(1)	120,892	(1)	121,131	(1)
Shares of Class B common stock	2,439,789	(2)	2,487,936	(2)	2,439,789	(2)	2,487,936	(2)
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

Shake Shack Inc. Form 10-Q | 21

NOTE 12: SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information:

	Twenty-Six Weeks Ended
	June 25 2025	June 26 2024
Cash paid for:
Income taxes, net of refunds	$2,882	$3,696
Interest, net of amounts capitalized	451	493
Non-cash investing activities:
Accrued purchases of property and equipment	24,171	19,749
Capitalized equity-based compensation	144	107
Non-cash financing activities:
Establishment of liabilities under Tax Receivable Agreement	608	11,265
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
Certain leases require the Company to obtain letters of credit. As of June 25, 2025, the Company held three letters of credit totaling $695.
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
Legal Contingencies
The Company is subject to various legal proceedings, claims and liabilities, involving employees and guests alike, which arise in the ordinary course of business and are generally covered by insurance. As of June 25, 2025, the amount of the ultimate liability with respect to these matters was not material.
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
22 | Shake Shack Inc. Form 10-Q

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
NOTE 14: RELATED PARTY TRANSACTIONS

Madison Square Park Conservancy
The Chairman of the Board of Directors serves as a director of the Madison Square Park Conservancy ("MSP Conservancy"), with which Shake Shack has a license agreement and pays license fees to operate the Madison Square Park Shack. No amounts were due to MSP Conservancy as of June 25, 2025 and December 25, 2024.

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Classification	June 25 2025	June 26 2024	June 25 2025	June 26 2024
Amounts paid to MSP Conservancy	Occupancy and related expenses	$243	$229	$476	$458
Olo, Inc.
The Chairman of the Board of Directors serves as a director of Olo, Inc., a platform the Company uses in connection with its mobile ordering application.

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Classification	June 25 2025	June 26 2024	June 25 2025	June 26 2024
Amounts paid to Olo, Inc.	Other operating expenses	$328	$133	$480	$314

	Classification	June 25 2025	December 25 2024
Amounts due to Olo, Inc.	Accounts payable Accrued expenses	$190	$227
Tax Receivable Agreement
The Company entered into a Tax Receivable Agreement that provides for the payment by the Company of 85% of the amount of any tax benefits that are actually realized, or in some cases are deemed to realize, as a result of certain transactions. Refer to Note 10, Income Taxes, for additional information.

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Classification	June 25 2025	June 26 2024	June 25 2025	June 26 2024
Amounts paid under the Tax Receivable Agreement	Other current liabilities	$—	$—	$24	$—

	Classification	June 25 2025	December 25 2024
Amounts due under the Tax Receivable Agreement	Other current liabilities Liabilities under Tax Receivable Agreement, net of current portion	$248,318	$247,734
Shake Shack Inc. Form 10-Q | 23

Distributions to Members of SSE Holdings
Under the terms of the SSE Holdings LLC Agreement, SSE Holdings is obligated to make tax distributions to its members. No tax distributions were payable to non-controlling interest holders as of June 25, 2025 and December 25, 2024.

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Classification	June 25 2025	June 26 2024	June 25 2025	June 26 2024
Amounts paid to non-controlling interest holders	Non-controlling interests	$836	$—	$857	$145

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
24 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25 2025	June 26 2024	June 25 2025	June 26 2024
Segment revenue	$356,466	$316,496	$677,364	$607,000
Less:
Food and paper costs	96,621	85,053	182,658	165,306
Labor and related expenses	88,058	86,614	174,726	168,123
Other operating expenses(1)	50,768	43,953	99,030	85,809
Occupancy and related expenses	25,593	23,226	50,224	45,414
General and administrative expenses	40,671	36,313	81,311	72,257
Depreciation and amortization expense	26,545	25,496	53,088	50,937
Pre-opening costs	4,955	4,014	8,173	6,767
Impairments, loss on disposal of assets, and Shack closures	881	1,045	2,938	1,571
Interest expense	548	527	1,111	1,035
Income tax expense	6,193	3,173	6,930	3,691
Other income, net(2)	(2,850)	(3,300)	(5,821)	(6,506)
Segment income	18,483	10,382	22,996	12,596
Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$18,483	$10,382	$22,996	$12,596

			June 25 2025	December 25 2024
Total Assets			$1,775,033	$1,696,971
(1)Other operating expenses consist of delivery commissions, Shack-level marketing expenses, repairs and maintenance, utilities, and other operating expenses incidental to operating our Company-operated Shacks, such as non-perishable supplies, credit card fees and property insurance.
(2)Other income, net includes net unrealized and realized gains and losses from marketable securities, dividend and interest income, and adjustments to liabilities under the Tax Receivable Agreement. Interest income was $49 and $88 for the thirteen and twenty-six weeks ended June 25, 2025, respectively. Interest income was $132 and $667 for the thirteen and twenty-six weeks ended June 26, 2024, respectively.
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
Shake Shack Inc. Form 10-Q | 25

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
Key Operating Metrics
Same-Shack sales for the thirteen weeks ended June 25, 2025 increased 1.8% compared to the same period last year, driven by a 2.5% increase in price mix, partially offset by a 0.7% decline in guest traffic. Same-Shack sales for the twenty-six weeks ended June 25, 2025 increased 2.2% compared to the same period last year, driven by a 4.1% increase in price mix, partially offset by a 1.9% decline in guest traffic. For the purpose of calculating same-Shack sales for the thirteen and twenty-six weeks ended June 25, 2025, Shack sales for 257 Shacks were included in the comparable Shack base.
Average weekly sales were $78,000 for the thirteen weeks ended June 25, 2025, compared to $77,000 for the same period last year, primarily driven by higher menu prices and the closure of nine underperforming Company-operated Shacks in the third quarter of fiscal 2024, partially offset by a decrease in guest traffic and items per check. Average weekly sales were $75,000 for the twenty-six weeks ended June 25, 2025, which was flat compared to the same period last year, primarily driven by higher menu prices and the closure of nine underperforming Company-operated Shacks in the third quarter of fiscal 2024, partially offset by a decline in guest traffic.
26 | Shake Shack Inc. Form 10-Q

System-wide sales for the thirteen weeks ended June 25, 2025 increased 13.7% to $549.9 million compared to the same period last year. System-wide sales for the twenty-six weeks ended June 25, 2025 increased 12.1% to $1,039.3 million compared to the same period last year.
Digital sales for the thirteen weeks ended June 25, 2025 increased 16.6% to $122.5 million compared to the same period last year. Digital sales for the twenty-six weeks ended June 25, 2025 increased 15.5% to $240.5 million compared to the same period last year. Digital sales includes orders placed on the Shake Shack app, website and third-party delivery platforms, which represented 35.7% and 36.8%, respectively, of Shack sales during the thirteen and twenty-six weeks ended June 25, 2025.
Development Highlights
During the thirteen weeks ended June 25, 2025, we opened 13 new Company-operated Shacks and nine new licensed Shacks. There was one permanent licensed Shack closure in the second quarter of 2025.
The following table presents the Shacks opened during the thirteen weeks ended June 25, 2025:

Location	Type	Opening Date
Vancouver, WA — Fishers Landing	Company-operated	4/15/2025
Antalya, Turkey — Antalya Airport	Licensed	4/17/2025
Queens, NY — John F.Kennedy International Airport, Terminal 8	Licensed	4/23/2025
Istanbul, Turkey — Tema World	Licensed	4/25/2025
Goodyear, AZ — Goodyear	Company-operated	4/29/2025
Seoul, South Korea — Seoungsu	Licensed	5/1/2025
Brick, NJ — Brick	Company-operated	5/7/2025
Gainesville, VA — Gainesville	Company-operated	5/15/2025
Surprise, AZ — Surprise	Company-operated	5/20/2025
Buffalo, NY — The Boulevard	Company-operated	5/20/2025
Charlotte, NC — Charlotte Premium Outlets	Company-operated	5/20/2025
Singapore, Singapore — One Fullerton	Licensed	5/21/2025
Toluca, Mexico — Galerias Metepec	Licensed	5/22/2025
Chicago, IL — Elston & Logan	Company-operated	5/28/2025
Hillsboro, OR — Reeds Crossing	Company-operated	6/10/2025
Salt Lake City, UT — City Creek Center	Company-operated	6/12/2025
Cambridge, United Kingdom — Cambridge	Licensed	6/12/2025
Salt Lake City, UT — Foothill Village	Company-operated	6/17/2025
St. Louis, MO — Sunset Hills	Company-operated	6/17/2025
Incheon, South Korea — Incheon Airport T2	Licensed	6/21/2025
Chiba, Japan — Mitsui Outlet Park Kisarazu	Licensed	6/23/2025
Yonkers, NY — Ridge Hill	Company-operated	6/24/2025
As of June 25, 2025, there were 610 Shacks in operation system wide, of which 346 were Company-operated Shacks and 264 were licensed Shacks.
Shake Shack Inc. Form 10-Q | 27

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the thirteen and twenty-six weeks ended June 25, 2025 and June 26, 2024:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 25 2025		June 26 2024		June 25 2025		June 26 2024
Shack sales	$343,224	96.3%	$305,480	96.5%	$653,062	96.4%	$586,032	96.5%
Licensing revenue	13,242	3.7%	11,016	3.5%	24,302	3.6%	20,968	3.5%
TOTAL REVENUE	356,466	100.0%	316,496	100.0%	677,364	100.0%	607,000	100.0%
Shack-level operating expenses(1):
Food and paper costs	96,621	28.2%	85,053	27.8%	182,658	28.0%	165,306	28.2%
Labor and related expenses	88,058	25.7%	86,614	28.4%	174,726	26.8%	168,123	28.7%
Other operating expenses	50,768	14.8%	43,953	14.4%	99,030	15.2%	85,809	14.6%
Occupancy and related expenses	25,593	7.5%	23,226	7.6%	50,224	7.7%	45,414	7.7%
General and administrative expenses	40,671	11.4%	36,313	11.5%	81,311	12.0%	72,257	11.9%
Depreciation and amortization expense	26,545	7.4%	25,496	8.1%	53,088	7.8%	50,937	8.4%
Pre-opening costs	4,955	1.4%	4,014	1.3%	8,173	1.2%	6,767	1.1%
Impairments, loss on disposal of assets, and Shack closures	881	0.2%	1,045	0.3%	2,938	0.4%	1,571	0.3%
TOTAL EXPENSES	334,092	93.7%	305,714	96.6%	652,148	96.3%	596,184	98.2%
INCOME FROM OPERATIONS	22,374	6.3%	10,782	3.4%	25,216	3.7%	10,816	1.8%
Other income, net	2,850	0.8%	3,300	1.0%	5,821	0.9%	6,506	1.1%
Interest expense	(548)	(0.2)%	(527)	(0.2)%	(1,111)	(0.2)%	(1,035)	(0.2)%
INCOME BEFORE INCOME TAXES	24,676	6.9%	13,555	4.3%	29,926	4.4%	16,287	2.7%
Income tax expense	6,193	1.7%	3,173	1.0%	6,930	1.0%	3,691	0.6%
NET INCOME	18,483	5.2%	10,382	3.3%	22,996	3.4%	12,596	2.1%
Less: Net income attributable to non-controlling interests	1,335	0.4%	714	0.2%	1,603	0.2%	888	0.1%
NET INCOME ATTRIBUTABLE TO SHAKE SHACK INC.	$17,148	4.8%	$9,668	3.1%	$21,393	3.2%	$11,708	1.9%
(1)As a percentage of Shack sales.
Shack Sales
Shack sales represent the aggregate sales of food, beverages and Shake Shack branded merchandise at our Company-operated Shacks and gift card breakage income. Shack sales in any period are directly influenced by the number of operating weeks in such period and the total number of open Shacks.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 25 2025	June 26 2024	June 25 2025	June 26 2024
Shack sales	$343,224	$305,480	$653,062	$586,032
Percentage of Total revenue	96.3%	96.5%	96.4%	96.5%
Dollar change compared to prior year	$37,744		$67,030
Percentage change compared to prior year	12.4%		11.4%
Shack sales for the thirteen weeks ended June 25, 2025 increased 12.4% to $343.2 million versus the same period last year. The increase was primarily due to the opening of 44 new Company-operated Shacks between June 26, 2024 and June 25, 2025,
28 | Shake Shack Inc. Form 10-Q

which contributed $34.5 million, as well as increased menu prices, partially offset by the impact from the closure of nine Company-operated Shacks in fiscal 2024 and a decline in items per check.
Shack sales for the twenty-six weeks ended June 25, 2025 increased 11.4% to $653.1 million versus the same period last year. The increase was primarily due to the opening of 44 new Company-operated Shacks between June 26, 2024 and June 25, 2025, which contributed $59.4 million, as well as increased menu prices, partially offset by the impact from the closure of nine Company-operated Shacks in fiscal 2024 and a decline in guest traffic.
Licensing Revenue
Licensing revenue is comprised of license fees and opening fees and territory fees for certain licensed Shacks. License fees are calculated as a percentage of sales and territory fees are payments for the exclusive right to develop Shacks in a specific geographic area.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 25 2025	June 26 2024	June 25 2025	June 26 2024
Licensing revenue	$13,242	$11,016	$24,302	$20,968
Percentage of Total revenue	3.7%	3.5%	3.6%	3.5%
Dollar change compared to prior year	$2,226		$3,334
Percentage change compared to prior year	20.2%		15.9%
Licensing revenue for the thirteen weeks ended June 25, 2025 increased 20.2% to $13.2 million versus the same period last year. Licensing revenue for the twenty-six weeks ended June 25, 2025 increased 15.9% to $24.3 million versus the same period last year. The increases for the thirteen and twenty-six weeks ended June 25, 2025 were primarily due to the opening of 28 net new licensed Shacks between June 26, 2024 and June 25, 2025, which contributed $1.2 million and $1.8 million, respectively, as well as higher sales from our partnership with Delta Air Lines and existing domestic licensed Shacks.
Food and Paper Costs
Food and paper costs include the direct costs associated with food, beverage and packaging of our menu items. The components of Food and paper costs are variable by nature, change with sales volume, and are impacted by menu mix, channel mix and fluctuations in commodity costs, as well as geographic scale and proximity.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 25 2025	June 26 2024	June 25 2025	June 26 2024
Food and paper costs	$96,621	$85,053	$182,658	$165,306
Percentage of Shack sales	28.2%	27.8%	28.0%	28.2%
Dollar change compared to prior year	$11,568		$17,352
Percentage change compared to prior year	13.6%		10.5%
Food and paper costs for the thirteen weeks ended June 25, 2025 increased 13.6% to $96.6 million versus the same period last year. Food and paper costs for the twenty-six weeks ended June 25, 2025 increased 10.5% to $182.7 million versus the same period last year. The increases for the thirteen and twenty-six weeks ended June 25, 2025 were primarily due to the opening of 44 new Company-operated Shacks between June 26, 2024 and June 25, 2025, which contributed approximately $10.0 million and $17.1 million, respectively, partially offset by the closure of nine Company-operated Shacks in fiscal 2024.
As a percentage of Shack sales, the increase in Food and paper costs for the thirteen weeks ended June 25, 2025 was primarily driven increased commodity costs, mainly beef, and marketing promotions, partially offset by increased menu prices. As a percentage of Shack sales, the decrease in Food and paper costs for the twenty-six weeks ended June 25, 2025 was primarily driven by increased menu prices and deflation of paper costs, partially offset by increased commodity costs, mainly beef and marketing promotions.
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 25 2025	June 26 2024	June 25 2025	June 26 2024
Labor and related expenses	$88,058	$86,614	$174,726	$168,123
Percentage of Shack sales	25.7%	28.4%	26.8%	28.7%
Dollar change compared to prior year	$1,444		$6,603
Percentage change compared to prior year	1.7%		3.9%
Labor and related expenses for the thirteen weeks ended June 25, 2025 increased 1.7% to $88.1 million versus the same period last year. Labor and related expenses for the twenty-six weeks ended June 25, 2025 increased 3.9% to $174.7 million versus the same period last year. The increases for the thirteen and twenty-six weeks ended June 25, 2025 were primarily due to the opening of 44 new Company-operated Shacks between June 26, 2024 and June 25, 2025, partially offset by labor efficiencies and the closure of nine Company-operated Shacks in fiscal 2024.
As a percentage of Shack sales, the decreases in Labor and related expenses for the thirteen and twenty-six weeks ended June 25, 2025 were primarily due to labor efficiencies, partially offset by increased wages and incremental expenses from the opening of 44 new Company-operated Shacks between June 26, 2024 and June 25, 2025.
Other Operating Expenses
Other operating expenses consist of delivery commissions, Shack-level marketing expenses, repairs and maintenance, utilities and other operating expenses incidental to operating our Company-operated Shacks, such as non-perishable supplies, credit card fees and property insurance.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 25 2025	June 26 2024	June 25 2025	June 26 2024
Other operating expenses	$50,768	$43,953	$99,030	$85,809
Percentage of Shack sales	14.8%	14.4%	15.2%	14.6%
Dollar change compared to prior year	$6,815		$13,221
Percentage change compared to prior year	15.5%		15.4%
Other operating expenses for the thirteen weeks ended June 25, 2025 increased 15.5% to $50.8 million versus the same period last year. Other operating expenses for the twenty-six weeks ended June 25, 2025 increased 15.4% to $99.0 million versus the same period last year. The increases for the thirteen and twenty-six weeks ended June 25, 2025 were primarily due to increased transaction costs, mainly delivery commission, associated with higher sales, increased marketing spend, as well as higher facilities costs.
As a percentage of Shack sales, the increases in Other operating expenses for the thirteen and twenty-six weeks ended June 25, 2025 were primarily due to increased marketing spend and delivery commission associated with higher delivery sales.
30 | Shake Shack Inc. Form 10-Q

Occupancy and Related Expenses
Occupancy and related expenses consist of Shack-level occupancy expenses (including rent, common area expenses and certain local taxes), and exclude occupancy expenses associated with unopened Shacks, which are recorded separately in Pre-opening costs.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 25 2025	June 26 2024	June 25 2025	June 26 2024
Occupancy and related expenses	$25,593	$23,226	$50,224	$45,414
Percentage of Shack sales	7.5%	7.6%	7.7%	7.7%
Dollar change compared to prior year	$2,367		$4,810
Percentage change compared to prior year	10.2%		10.6%
Occupancy and related expenses for the thirteen weeks ended June 25, 2025 increased 10.2% to $25.6 million versus the same period last year. Occupancy and related expenses for the twenty-six weeks ended June 25, 2025 increased 10.6% to $50.2 million versus the same period last year. The increases for the thirteen and twenty-six weeks ended June 25, 2025 were primarily due to the opening of 44 new Company-operated Shacks between June 26, 2024 and June 25, 2025, which contributed approximately $2.2 million and $4.0 million, respectively, partially offset by the closure of nine Company-operated Shacks in fiscal 2024.
As a percentage of Shack sales, the decrease in Occupancy and related expenses for the thirteen weeks ended June 25, 2025 was primarily driven by sales leverage. As a percentage of Shack sales, Occupancy and related expenses was flat for the twenty-six weeks ended June 25, 2025.
General and Administrative Expenses
General and administrative expenses consist of costs associated with corporate and administrative functions that support Shack development and operations, as well as equity-based compensation expense.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 25 2025	June 26 2024	June 25 2025	June 26 2024
General and administrative expenses	$40,671	$36,313	$81,311	$72,257
Percentage of Total revenue	11.4%	11.5%	12.0%	11.9%
Dollar change compared to prior year	$4,358		$9,054
Percentage change compared to prior year	12.0%		12.5%
General and administrative expenses for the thirteen weeks ended June 25, 2025 increased 12.0% to $40.7 million versus the same period last year. The increase was primarily due to increased wages and other team costs to support our Shack growth as well as increased investments in marketing and technology initiatives, partially offset by a decrease in professional fees related to non-recurring matters compared to the prior year period. As a percentage of Total revenue, the decrease in General and administrative expenses for the thirteen weeks ended June 25, 2025 was primarily due to sales leverage, partially offset by the aforementioned items.
General and administrative expenses for the twenty-six weeks ended June 25, 2025 increased 12.5% to $81.3 million versus the same period last year. The increase was primarily due to increased wages and other team costs to support our Shack growth as well as increased investments in marketing and legal expenses, partially offset by a decrease in professional fees related to non-recurring matters and the absence of costs associated with the restatement of prior periods included in the fiscal 2023 Form 10-K. As a percentage of Total revenue, the increase in General and administrative expenses for the twenty-six weeks ended June 25, 2025 was primarily due to the aforementioned items, partially offset by sales leverage.
Shake Shack Inc. Form 10-Q | 31

Depreciation and Amortization Expense
Depreciation and amortization expense primarily consists of the depreciation of fixed assets, including leasehold improvements and equipment.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 25 2025	June 26 2024	June 25 2025	June 26 2024
Depreciation and amortization expense	$26,545	$25,496	$53,088	$50,937
Percentage of Total revenue	7.4%	8.1%	7.8%	8.4%
Dollar change compared to prior year	$1,049		$2,151
Percentage change compared to prior year	4.1%		4.2%
Depreciation and amortization expense for the thirteen weeks ended June 25, 2025 increased 4.1% to $26.5 million versus the same period last year. Depreciation and amortization expense for the twenty-six weeks ended June 25, 2025 increased 4.2% to $53.1 million versus the same period last year. The increases for the thirteen and twenty-six weeks ended June 25, 2025 were primarily due to incremental depreciation of capital expenditures related to the opening of 44 new Company-operated Shacks between June 26, 2024 and June 25, 2025, partially offset by a reduction in depreciation expense due to fully depreciated technology projects and assets compared to the prior year period and the closure of nine Company-operated Shacks in fiscal 2024.
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 25 2025	June 26 2024	June 25 2025	June 26 2024
Pre-opening costs	$4,955	$4,014	$8,173	$6,767
Percentage of Total revenue	1.4%	1.3%	1.2%	1.1%
Dollar change compared to prior year	$941		$1,406
Percentage change compared to prior year	23.4%		20.8%
Pre-opening costs for the thirteen weeks ended June 25, 2025 increased 23.4% to $5.0 million versus the same period last year. The increase was primarily due to increased wages and team costs for our Shack teams related to the timing of Shack openings throughout the year and increased legal costs associated with accelerating the development pipeline, as well as increased smallwares compared to the prior year period.
Pre-opening costs for the twenty-six weeks ended June 25, 2025 increased 20.8% to $8.2 million versus the same period last year. The increase was primarily due to increased legal costs associated with accelerating the development pipeline, increased wages and team costs for our Shack teams related to the timing of Shack openings throughout the year, as well as increased utilities.
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
32 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 25 2025	June 26 2024	June 25 2025	June 26 2024
Impairments, loss on disposal of assets, and Shack closures	$881	$1,045	$2,938	$1,571
Percentage of Total revenue	0.2%	0.3%	0.4%	0.3%
Dollar change compared to prior year	$(164)		$1,367
Impairments, loss on disposal of assets, and Shack closures for the thirteen weeks ended June 25, 2025 decreased to $0.9 million versus the same period last year. The decrease was primarily due to a decrease in the cost of abandoned projects and disposed assets at our Shack Support Centers in the current year period compared to the prior year period, partially offset by expenses incurred in the current year period related to the closure of nine Company-operated Shacks in August 2024.
Impairments, loss on disposal of assets, and Shack closures for the twenty-six weeks ended June 25, 2025 increased to $2.9 million. The increase was primarily due to expenses related to the closure of nine Company-operated Shacks in August 2024, partially offset by a decrease in the cost of abandoned projects.
Other Income, Net
Other income, net consists primarily of interest income, adjustments to liabilities under the Tax Receivable Agreement, dividend income and net unrealized and realized gains and losses from marketable securities.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 25 2025	June 26 2024	June 25 2025	June 26 2024
Other income, net	$2,850	$3,300	$5,821	$6,506
Percentage of Total revenue	0.8%	1.0%	0.9%	1.1%
Dollar change compared to prior year	$(450)		$(685)
Percentage change compared to prior year	(13.6)%		(10.5)%
Other income, net for the thirteen weeks ended June 25, 2025 decreased from $3.3 million to $2.9 million versus the same period last year. Other income, net for the twenty-six weeks ended June 25, 2025 decreased from $6.5 million to $5.8 million versus the same period last year. The decreases for the thirteen and twenty-six weeks ended June 25, 2025 were primarily due to a change from investments in the prior year to cash equivalents in the current year.
Interest Expense
Interest expense generally consists of interest on the current portion of our liabilities under the Tax Receivable Agreement, imputed interest related to our financing equipment leases, amortization of deferred financing costs, interest and fees on our Revolving Credit Facility and amortization of debt issuance costs.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 25 2025	June 26 2024	June 25 2025	June 26 2024
Interest expense	$(548)	$(527)	$(1,111)	$(1,035)
Percentage of Total revenue	(0.2)%	(0.2)%	(0.2)%	(0.2)%
Dollar change compared to prior year	$(21)		$(76)
Percentage change compared to prior year	4.0%		7.3%
Interest expense for the thirteen weeks ended June 25, 2025 increased 4.0% to $0.5 million versus the same period last year. Interest expense for the twenty-six weeks ended June 25, 2025 increased 7.3% to $1.1 million versus the same period last year. The increases for the thirteen and twenty-six weeks ended June 25, 2025 were primarily due to increased finance lease charges from the opening of 44 new Company-operated Shacks between June 26, 2024 and June 25, 2025.
Income Tax Expense
We are the sole managing member of SSE Holdings and, as a result, consolidate the financial results of SSE Holdings. For U.S. federal and certain state and local tax purposes, SSE Holdings is classified as a partnership. Consequently, any taxable income
Shake Shack Inc. Form 10-Q | 33

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 25 2025	June 26 2024	June 25 2025	June 26 2024
Income tax expense	$6,193	$3,173	$6,930	$3,691
Percentage of Total revenue	1.7%	1.0%	1.0%	0.6%
Dollar change compared to prior year	$3,020		$3,239
Percentage change compared to prior year	95.2%		87.8%
Our effective income tax rates for the thirteen weeks ended June 25, 2025 and June 26, 2024 were 25.1% and 23.4%, respectively. Our effective income tax rates for the twenty-six weeks ended June 25, 2025 and June 26, 2024 were 23.2% and 22.7%, respectively. The increase in effective income tax rates were primarily driven by higher state income tax expense. The Company's ownership interest in SSE Holdings is directly related to its share of the taxable income of SSE Holdings. Our weighted average ownership interest in SSE Holdings was 94.3% and 93.7%, respectively, for the thirteen weeks ended June 25, 2025 and June 26, 2024, and 94.3% and 93.5%, respectively, for the twenty-six weeks ended June 25, 2025 and June 26, 2024. These increases in the Company's ownership interest in SSE Holdings LLC increased its share of the taxable income of SSE Holdings.
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 25 2025	June 26 2024	June 25 2025	June 26 2024
Net income attributable to non-controlling interests	$1,335	$714	$1,603	$888
Percentage of Total revenue	0.4%	0.2%	0.2%	0.1%
Net income attributable to non-controlling interests for the thirteen weeks ended June 25, 2025 increased to $1.3 million from $0.7 million in the same period last year. Net income attributable to non-controlling interests for the twenty-six weeks ended June 25, 2025 increased to $1.6 million from $0.9 million in the same period last year. The increases for the thirteen and twenty-six weeks ended June 25, 2025 were primarily due to increased net results compared to the same periods last year, partially offset by a decrease in the non-controlling interest holders' weighted average ownership, which was 5.7% for the thirteen and twenty-six weeks ended June 25, 2025 and 6.3% and 6.5%, respectively, for the thirteen and twenty-six weeks ended June 26, 2024.
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 25 2025	June 26 2024	June 25 2025	June 26 2024
Income from operations	$22,374	$10,782	$25,216	$10,816
Less:
Licensing revenue	13,242	11,016	24,302	20,968
Add:
General and administrative expenses	40,671	36,313	81,311	72,257
Depreciation and amortization expense	26,545	25,496	53,088	50,937
Pre-opening costs	4,955	4,014	8,173	6,767
Impairments, loss on disposal of assets, and Shack closures	881	1,045	2,938	1,571
Adjustment:
Employee benefit charges(1)	—	445	—	445
Restaurant-level profit	$82,184	$67,079	$146,424	$121,825

Total revenue	$356,466	$316,496	$677,364	$607,000
Less: Licensing revenue	13,242	11,016	24,302	20,968
Shack sales	$343,224	$305,480	$653,062	$586,032

Restaurant-level profit margin(2)	23.9%	22.0%	22.4%	20.8%
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	June 25 2025	June 26 2024	June 25 2025	June 26 2024
Net income	$18,483	$10,382	$22,996	$12,596
Depreciation and amortization expense	26,545	25,496	53,088	50,937
Interest expense, net	500	395	1,023	368
Income tax expense	6,193	3,173	6,930	3,691
EBITDA	51,721	39,446	84,037	67,592

Equity-based compensation	5,209	3,739	9,750	7,381
Amortization of cloud-based software implementation costs	560	530	1,166	1,048
Impairments, loss on disposal of assets, and Shack closures	881	1,045	2,938	1,571
Restatement costs(1)	100	208	354	1,599
Legal settlements(2)	—	—	983	—
CEO transition costs	35	109	35	588
Severance	379	—	379	—
Employee benefit charges(3)	—	445	—	445
Other(4)	15	1,687	3	2,870
Adjusted EBITDA	$58,900	$47,209	$99,645	$83,094

Adjusted EBITDA margin(5)	16.5%	14.9%	14.7%	13.7%
(1)Expenses incurred related to the restatement of prior periods in the 2023 Form 10-K.
(2)Expenses incurred to establish accruals related to the settlements of legal matters.
(3)Expenses related to California healthcare charges for fiscal 2020 through 2023 which do not represent fiscal 2024 Labor and related expenses.
(4)Expenses incurred for professional fees related to non-recurring matters.
(5)Calculated as a percentage of Total revenue, which was $356.5 million and $677.4 million for the thirteen and twenty-six weeks ended June 25, 2025, respectively, and $316.5 million and $607.0 million for the thirteen and twenty-six weeks ended June 26, 2024, respectively.
36 | Shake Shack Inc. Form 10-Q

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

Shake Shack Inc. Form 10-Q | 37

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands, except per share amounts)	June 25 2025	June 26 2024	June 25 2025	June 26 2024
Numerator:
Net income attributable to Shake Shack Inc.	$17,148	$9,668	$21,393	$11,708
Adjustments:
Reallocation of Net income attributable to non-controlling interests from the assumed exchange of LLC Interests(1)	1,335	714	1,603	888
Impairment charge and Shack closures(2)	295	—	1,948	—
Restatement costs(3)	100	208	354	1,599
Employee benefit charges(4)	—	445	—	445
Legal settlements(5)	—	—	983	—
Severance	379	—	379	—
CEO transition costs	35	109	35	588
Other(6)	15	1,687	3	2,870
Tax impact of above adjustments(7)	169	(685)	(824)	(329)
Adjusted pro forma net income	$19,476	$12,146	$25,874	$17,769

Denominator:
Weighted average shares of Class A common stock outstanding—diluted	41,819	41,480	41,842	41,369
Adjustments:
Assumed exchange of weighted average LLC Interests for shares of Class A common stock(1)	2,445	2,693	2,446	2,761
Adjusted pro forma fully exchanged weighted average shares of Class A common stock outstanding—diluted	44,264	44,173	44,288	44,130

Adjusted pro forma earnings per fully exchanged share—diluted	$0.44	$0.27	$0.58	$0.40

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25 2025	June 26 2024	June 25 2025	June 26 2024
Earnings per share of Class A common stock—diluted	$0.41	$0.23	$0.51	$0.28
Assumed exchange of weighted average LLC Interests for shares of Class A common stock(1)	0.01	0.01	0.01	0.01
Non-GAAP adjustments(8)	0.02	0.03	0.06	0.11
Adjusted pro forma earnings per fully exchanged share—diluted	$0.44	$0.27	$0.58	$0.40
(1)Assumes the exchange of all outstanding LLC Interests for shares of Class A common stock, resulting in the elimination of the non-controlling interest and recognition of the net income attributable to non-controlling interests. Refer to Note 11, Earnings per Share, in the accompanying Condensed Consolidated Financial Statements, for additional information.
(2)Expenses incurred related to Shack closures during fiscal 2024.
(3)Expenses incurred related to the restatement of prior periods in the 2023 Form 10-K.
(4)Expenses related to California healthcare charges for fiscal 2020 through 2023 which do not represent fiscal 2024 Labor and related expenses.
(5)Expenses incurred to establish accruals related to the settlements of legal matters.
(6)Expenses incurred for professional fees related to non-recurring matters.
(7)Represents the tax effect of the aforementioned adjustments and pro forma adjustments to reflect corporate income taxes at assumed effective tax rates of 23.6% and 23.1% for the thirteen and twenty-six weeks ended June 25, 2025, respectively, and 24.1% and 18.4% for the thirteen and twenty-six weeks ended June 26, 2024, respectively. Amounts include provisions for U.S. federal income taxes, certain LLC entity-level taxes and foreign withholding taxes, assuming the highest statutory rates apportioned to each applicable state, local and foreign jurisdiction.
(8)Represents the per share impact of non-GAAP adjustments for each period. Refer to the reconciliation of Adjusted pro forma net income above, for additional information.
38 | Shake Shack Inc. Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, and availability under our Revolving Credit Facility. As of June 25, 2025, we maintained a Cash and cash equivalents balance of $336.8 million. In March 2021, we issued 0% Convertible Senior Notes (“Convertible Notes”), and received $243.8 million of proceeds, net of discounts. Refer to Note 6, Debt, in the accompanying Condensed Consolidated Financial Statements, for additional information.
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
In addition, we are obligated to make payments to certain members of SSE Holdings under the Tax Receivable Agreement. As of June 25, 2025, such obligations totaled $248.3 million. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related payments under the Tax Receivable Agreement. Although the amount of any payments that must be made under the Tax Receivable Agreement may be significant, the timing of these payments will vary and will generally be limited to one payment per member per year. The amount of such payments are also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us or to SSE Holdings, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
We believe our existing cash and cash equivalents balances and cash from operations will be sufficient to fund our operating and finance lease obligations, capital expenditures, Tax Receivable Agreement obligations and working capital needs for at least the next 12 months.
Summary of Cash Flows
The following table presents a summary of our cash flows from operating, investing and financing activities.

	Twenty-Six Weeks Ended
(in thousands)	June 25 2025	June 26 2024
Net cash provided by operating activities	$96,220	$84,210
Net cash (used in) provided by investing activities	(67,438)	428
Net cash used in financing activities	(12,689)	(7,452)
Effect of exchange rate changes on cash and cash equivalents	(3)	(1)
Net increase in Cash and cash equivalents	16,090	77,185
Cash and cash equivalents at beginning of period	320,714	224,653
Cash and cash equivalents at end of period	$336,804	$301,838

Shake Shack Inc. Form 10-Q | 39

Operating Activities
For the twenty-six weeks ended June 25, 2025, net cash provided by operating activities was $96.2 million compared to $84.2 million for the twenty-six weeks ended June 26, 2024, an increase of $12.0 million. The increase was primarily driven by a $24.1 million improvement in net results after excluding non-cash charges, partially offset by changes in working capital of $12.1 million. The changes in working capital primarily included an increase in payments on lease liabilities due to the opening of 35 net new Company-operated Shacks between June 26, 2024 and June 25, 2025 and an increase in bonus payments, partially offset by a change in the timing and payments related to general business accruals.
Investing Activities
For the twenty-six weeks ended June 25, 2025, net cash used in investing activities was $67.4 million compared to net cash provided by investing activities of $0.4 million for the twenty-six weeks ended June 26, 2024. The change was primarily driven by the absence of $66.4 million of proceeds from maturities of held-to-maturity marketable securities in the current period, compared to the prior year.
Financing Activities
For the twenty-six weeks ended June 25, 2025, net cash used in financing activities was $12.7 million compared to $7.5 million for the twenty-six weeks ended June 26, 2024, an increase of $5.2 million. This increase was primarily due to an increase in withholding taxes related to net settled equity awards.
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
Revolving Credit Facility
In August 2019, we entered into a Revolving Credit Facility, which permits borrowings up to $50.0 million, with the ability to increase available borrowings up to an additional $100.0 million, subject to satisfaction of certain conditions. The Revolving Credit Facility also permits the issuance of letters of credit upon our request of up to $15.0 million.
In July 2025, the Company entered into the sixth amendment to the Revolving Credit Facility ("Sixth Amendment"), which, among other things, extends the maturity date until the earlier of (a) February 28, 2028, or (b) the date that is 91 days prior to the scheduled maturity date of any Convertible Notes outstanding at any time.
Outstanding borrowings under the Revolving Credit Facility bear interest at either: (i) the base rate plus applicable margin ranging from 0.0% to 1.5% or (ii) the Secured Overnight Financing Rate (“SOFR”) plus applicable margin ranging from 1.0% to 2.5%, in each case depending on the net lease adjusted leverage ratio. As of June 25, 2025 and December 25, 2024, no amounts were outstanding under the Revolving Credit Facility.
The obligations under the Revolving Credit Facility are secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' direct and indirect subsidiaries, with certain exceptions.
The Revolving Credit Facility requires us to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios, as well as other customary affirmative and negative covenants. As of June 25, 2025, we were in compliance with all covenants.
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
40 | Shake Shack Inc. Form 10-Q

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
Purchase obligations include all legally binding contracts, including commitments for the purchase, construction, or remodeling of real estate and facilities, firm minimum commitments for inventory purchases, equipment purchases, marketing-related contracts, software acquisition/license commitments and service contracts. The majority of our purchase obligations are due within the next 12 months. The Company also enters into long-term, exclusive contracts with certain vendors to supply food, beverages and paper goods, obligating the Company to purchase specified quantities.
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
Shake Shack Inc. Form 10-Q | 41

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 25, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
No officer or director adopted, terminated, or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K in the thirteen weeks ended June 25, 2025.
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
10.1
Fifth Amendment and Waiver to Credit Agreement, dated as of March 19, 2025, by and among SSE Holdings, LLC, the Guarantors party hereto, the Lenders party hereto, and JPMorgan Chase Bank, National Association, as Administrative Agent
*
10.2
Sixth Amendment to Credit Agreement, dated as of July 9, 2025, by and among SSE Holdings, LLC, the Guarantors party hereto, the Lenders party hereto, and JPMorgan Chase Bank, National Association, as Administrative Agent
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

Shake Shack Inc.
(Registrant)

Date: July 31, 2025	By:	/s/ Robert Lynch
Robert Lynch
Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: July 31, 2025	By:	/s/ Katherine I. Fogertey
Katherine I. Fogertey
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Shake Shack Inc. Form 10-Q | 45