Form 10-Q
period 2025-09-24
Shake Shack Inc.
filed 2025-10-30
CIK 1620533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of October 22, 2025, there were 40,253,589 shares of Class A common stock outstanding and 2,434,789 shares of Class B common stock outstanding.

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
Shake Shack Inc. Form 10-Q | 1

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
2 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	September 24 2025	December 25 2024
ASSETS
Current assets:
Cash and cash equivalents	$357,757	$320,714
Accounts receivable, net	20,612	19,687
Inventories	6,311	6,014
Prepaid expenses and other current assets	30,097	21,801
Total current assets	414,777	368,216
Property and equipment, net of accumulated depreciation of $529,577 and $457,186, respectively.	598,092	551,600
Operating lease assets	468,087	424,611
Deferred income taxes, net	334,978	341,586
Other assets	11,251	10,958
TOTAL ASSETS	$1,827,185	$1,696,971
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,562	$23,609
Accrued expenses	93,945	63,005
Accrued wages and related liabilities	25,946	25,422
Operating lease liabilities, current	60,671	55,739
Other current liabilities	21,226	19,538
Total current liabilities	225,350	187,313
Long-term debt	247,469	246,683
Long-term operating lease liabilities	540,248	494,499
Liabilities under tax receivable agreement, net of current portion	247,825	247,017
Other long-term liabilities	31,056	27,833
Total liabilities	1,291,948	1,203,345
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of September 24, 2025 and December 25, 2024.	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 40,253,444 and 40,068,068 shares issued and outstanding as of September 24, 2025 and December 25, 2024, respectively.	40	40
Class B common stock, $0.001 par value—35,000,000 shares authorized; 2,434,789 and 2,455,713 shares issued and outstanding as of September 24, 2025 and December 25, 2024, respectively.	2	2
Additional paid-in capital	448,096	442,993
Retained earnings	60,878	26,984
Accumulated other comprehensive loss	(1)	(1)
Total stockholders' equity attributable to Shake Shack Inc.	509,015	470,018
Non-controlling interests	26,222	23,608
Total equity	535,237	493,626
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,827,185	$1,696,971
See accompanying Notes to Condensed Consolidated Financial Statements.
Shake Shack Inc. Form 10-Q | 3

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(in thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24 2025	September 25 2024	September 24 2025	September 25 2024
Shack sales	$352,846	$304,897	$1,005,908	$890,929
Licensing revenue	14,565	12,027	38,867	32,995
TOTAL REVENUE	367,411	316,924	1,044,775	923,924
Shack-level operating expenses:
Food and paper costs	103,461	86,056	286,119	251,362
Labor and related expenses	88,033	85,523	262,759	253,646
Other operating expenses	53,779	45,564	152,809	131,373
Occupancy and related expenses	26,995	23,608	77,219	69,022
General and administrative expenses	44,381	35,691	125,692	107,948
Depreciation and amortization expense	27,079	25,722	80,167	76,659
Pre-opening costs	4,625	3,662	12,798	10,429
Impairments, loss on disposal of assets, and Shack closures	510	29,086	3,448	30,657
TOTAL EXPENSES	348,863	334,912	1,001,011	931,096
INCOME (LOSS) FROM OPERATIONS	18,548	(17,988)	43,764	(7,172)
Other income, net	3,103	3,504	8,924	10,010
Interest expense	(504)	(498)	(1,615)	(1,533)
INCOME (LOSS) BEFORE INCOME TAXES	21,147	(14,982)	51,073	1,305
Income tax expense (benefit)	7,436	(3,873)	14,366	(182)
NET INCOME (LOSS)	13,711	(11,109)	36,707	1,487
Less: Net income (loss) attributable to non-controlling interests	1,210	(898)	2,813	(10)
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$12,501	$(10,211)	$33,894	$1,497
Earnings (Loss) per share of Class A common stock:
Basic	$0.31	$(0.26)	$0.84	$0.04
Diluted	$0.30	$(0.26)	$0.81	$0.03
Weighted-average shares of Class A common stock outstanding:
Basic	40,250	40,010	40,199	39,758
Diluted	41,874	40,010	41,852	44,163
See accompanying Notes to Condensed Consolidated Financial Statements.

4 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24 2025	September 25 2024	September 24 2025	September 25 2024
Net income (loss)	$13,711	$(11,109)	$36,707	$1,487
Other comprehensive income, net of tax(1):
Change in foreign currency translation adjustment	3	2	—	1
OTHER COMPREHENSIVE INCOME	3	2	—	1
COMPREHENSIVE INCOME (LOSS)	13,714	(11,107)	36,707	1,488
Less: Comprehensive income (loss) attributable to non-controlling interests	1,210	(898)	2,813	(10)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$12,504	$(10,209)	$33,894	$1,498
(1)Net of tax expense of $0 for the thirteen and thirty-nine weeks ended September 24, 2025 and September 25, 2024.
See accompanying Notes to Condensed Consolidated Financial Statements.
Shake Shack Inc. Form 10-Q | 5

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands, except share amounts)

For the Thirteen Weeks Ended September 24, 2025 and September 25, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE, JUNE 25, 2025	40,243,981	$40	2,439,789	$2	$445,682	$48,377	$(4)	$24,967	$519,064
Net income	—	—	—	—	—	12,501	—	1,210	13,711
Other comprehensive income:
Net change in foreign currency translation adjustment	—	—	—	—	—	—	3	—	3
Equity-based compensation	—	—	—	—	4,511	—	—	—	4,511
Activity under stock compensation plans	4,463	—	—	—	(1,459)	—	—	974	(485)
Redemption of LLC Interests	5,000	—	(5,000)	—	28	—	—	(28)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(666)	—	—	—	(666)
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	(901)	(901)
BALANCE, SEPTEMBER 24, 2025	40,253,444	$40	2,434,789	$2	$448,096	$60,878	$(1)	$26,222	$535,237

BALANCE, JUNE 26, 2024	39,966,973	$40	2,487,936	$2	$433,877	$28,485	$(4)	$23,965	$486,365
Net loss	—	—	—	—	—	(10,211)	—	(898)	(11,109)
Other comprehensive income:
Net change in foreign currency translation adjustment	—	—	—	—	—	—	2	—	2
Equity-based compensation	—	—	—	—	4,261	—	—	—	4,261
Activity under stock compensation plans	28,338	—	—	—	(213)	—	—	251	38
Redemption of LLC Interests	31,778	—	(31,778)	—	302	—	—	(302)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(439)	—	—	—	(439)
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	(63)	(63)
BALANCE, SEPTEMBER 25, 2024	40,027,089	$40	2,456,158	$2	$437,788	$18,274	$(2)	$22,953	$479,055
See accompanying Notes to Condensed Consolidated Financial Statements.

6 | Shake Shack Inc. Form 10-Q

For the Thirty-Nine Weeks Ended September 24, 2025 and September 25, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 25, 2024	40,068,068	$40	2,455,713	$2	$442,993	$26,984	$(1)	$23,608	$493,626
Net income	—	—	—	—	—	33,894	—	2,813	36,707
Other comprehensive income:
Net change in foreign currency translation adjustment	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	14,502	—	—	—	14,502
Activity under stock compensation plans	164,452	—	—	—	(10,950)	—	—	1,288	(9,662)
Redemption of LLC Interests	20,924	—	(20,924)	—	(271)	—	—	271	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	1,822	—	—	—	1,822
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	(1,758)	(1,758)
BALANCE, SEPTEMBER 24, 2025	40,253,444	$40	2,434,789	$2	$448,096	$60,878	$(1)	$26,222	$535,237

BALANCE, DECEMBER 27, 2023	39,474,315	$39	2,834,513	$3	$426,601	$16,777	$(3)	$25,953	$469,370
Net income (loss)	—	—	—	—	—	1,497	—	(10)	1,487
Other comprehensive income:
Net change in foreign currency translation adjustment	—	—	—	—	—	—	1	—	1
Equity-based compensation	—	—	—	—	11,819	—	—	—	11,819
Activity under stock compensation plans	174,419	1	—	—	(6,110)	—	—	758	(5,351)
Redemption of LLC Interests	378,355	—	(378,355)	(1)	3,541	—	—	(3,540)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	1,937	—	—	—	1,937
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	(208)	(208)
BALANCE, SEPTEMBER 25, 2024	40,027,089	$40	2,456,158	$2	$437,788	$18,274	$(2)	$22,953	$479,055
See accompanying Notes to Condensed Consolidated Financial Statements.

Shake Shack Inc. Form 10-Q | 7

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Thirty-Nine Weeks Ended
	September 24 2025	September 25 2024
OPERATING ACTIVITIES
Net income (including amounts attributable to non-controlling interests)	$36,707	$1,487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	80,167	76,659
Amortization of debt issuance costs	786	786
Amortization of cloud computing assets	1,676	1,577
Non-cash operating lease cost	64,489	57,484
Equity-based compensation	14,173	11,539
Deferred income taxes	9,238	(4,122)
Non-cash interest	31	(123)
Net amortization of discount on held-to-maturity securities	—	(440)
Impairments, loss on disposal of assets, and Shack closures	3,448	28,703
Changes in operating assets and liabilities:
Accounts receivable	(925)	104
Inventories	(297)	258
Prepaid expenses and other current assets	(4,134)	(3,781)
Other assets	(4,634)	(2,489)
Accounts payable	(610)	(3,907)
Accrued expenses	22,078	10,123
Accrued wages and related liabilities	524	1,016
Other current liabilities	(1,377)	(1,385)
Operating lease liabilities	(65,713)	(49,159)
Other long-term liabilities	3,592	1,742
NET CASH PROVIDED BY OPERATING ACTIVITIES	159,219	126,072
INVESTING ACTIVITIES
Purchases of property and equipment	(106,697)	(100,801)
Maturities of held-to-maturity marketable securities	—	69,420
NET CASH USED IN INVESTING ACTIVITIES	(106,697)	(31,381)
FINANCING ACTIVITIES
Payments on principal of finance leases	(4,013)	(2,921)
Deferred financing costs	(10)	—
Distributions paid to non-controlling interest holders	(1,758)	(208)
Payments under tax receivable agreement	(37)	—
Net proceeds from stock option exercises	123	795
Employee withholding taxes related to net settled equity awards	(9,784)	(6,146)
NET CASH USED IN FINANCING ACTIVITIES	(15,479)	(8,480)
Effect of exchange rate changes on cash and cash equivalents	—	1
INCREASE IN CASH AND CASH EQUIVALENTS	37,043	86,212
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	320,714	224,653
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$357,757	$310,865
See accompanying Notes to Condensed Consolidated Financial Statements.
8 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Shake Shack Inc. Form 10-Q | 9

NOTE 1: NATURE OF OPERATIONS

Shake Shack Inc. was formed on September 23, 2014 as a Delaware corporation for the purpose of facilitating an initial public offering and other related transactions in order to carry on the business of SSE Holdings, LLC and its subsidiaries ("SSE Holdings"). Shake Shack Inc. is the sole managing member of SSE Holdings and, as sole managing member, the Company operates and controls all of the business and affairs of SSE Holdings. As a result, the Company consolidates the financial results of SSE Holdings and reports a non-controlling interest representing the economic interest in SSE Holdings held by the other members of SSE Holdings. As of September 24, 2025 the Company owned 94.3% of SSE Holdings. Unless the context otherwise requires, "we," "us," "our," "Shake Shack," the "Company" and other similar references, refer to Shake Shack Inc. and, unless otherwise stated, all of its subsidiaries, including SSE Holdings.
The Company operates and licenses Shake Shack restaurants ("Shacks"), which serve burgers, chicken, hot dogs, crinkle cut fries, shakes, frozen custard, beer, wine and more. As of September 24, 2025, there were 630 Shacks in operation system wide, of which 359 were Company-operated Shacks and 271 were licensed Shacks.
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
SSE Holdings is considered a variable interest entity. Shake Shack Inc. is the primary beneficiary as the Company has the majority economic interest in SSE Holdings and, as the sole managing member, has decision making authority that significantly affects the economic performance of the entity, while the limited partners have no substantive kick-out or participating rights. As a result, the Company consolidates SSE Holdings. The assets and liabilities of SSE Holdings represent substantially all of the Company's consolidated assets and liabilities with the exception of certain deferred taxes and liabilities under the Tax Receivable Agreement. As of September 24, 2025 and December 25, 2024, the net assets of SSE Holdings were $475,113 and $413,793, respectively. The assets of SSE Holdings are subject to certain restrictions in SSE Holdings' revolving credit agreement.
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
NOTE 3: REVENUE

Revenue Recognition
Revenue disaggregated by type was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24 2025	September 25 2024	September 24 2025	September 25 2024
Shack sales	$352,846	$304,897	$1,005,908	$890,929
Licensing revenue:
Sales-based royalties	13,561	11,567	36,813	31,824
Initial territory, opening, and termination fees	1,004	460	2,054	1,171
Total revenue	$367,411	$316,924	$1,044,775	$923,924
The aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of September 24, 2025 was $27,731. The Company expects to recognize this amount as revenue over a long-term period, as the majority of license terms for each Shack range from ten to twenty years. This amount excludes any variable consideration related to sales-based royalties.
Contract Balances
Contract liabilities and receivables from contracts with customers were as follows:

	September 24 2025	December 25 2024
Shack sales receivables	$11,153	$10,699
Licensing receivables, net of allowance for doubtful accounts	5,774	5,735
Gift card liability	2,119	2,584
Deferred revenue, current	1,845	1,666
Deferred revenue, long-term	19,245	17,060
Revenue recognized that was included in the respective liability balances at the beginning of the period was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24 2025	September 25 2024	September 24 2025	September 25 2024
Gift card liability	$119	$109	$771	$696
Deferred revenue	561	445	1,597	1,147
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
A summary of other income from marketable securities was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24 2025	September 25 2024	September 24 2025	September 25 2024
Income from marketable securities	$—	$15	$—	$640
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
During the thirteen and thirty-nine weeks ended September 24, 2025, the Company recognized impairment expense of $8 and $170, respectively, related to the nine Shack closures in fiscal 2024. Additionally, the Company recognized miscellaneous Shack closure expense of $(52) and $1,734, respectively for the thirteen and thirty-nine weeks ended September 24, 2025, primarily related to the true-up of expenses for the nine Shack closures in fiscal 2024.
During the thirteen and thirty-nine weeks ended September 25, 2024, the Company recognized impairment expense, related to right-of-use assets, and property, plant and equipment of $26,394 related to the nine Shack closures in fiscal 2024 and miscellaneous Shack closure expense of $1,763.
NOTE 5: SUPPLEMENTAL BALANCE SHEET INFORMATION

The components of Prepaid expenses and other current assets were as follows:

	September 24 2025	December 25 2024
Prepaid expenses	$12,341	$8,196
Tenant allowance receivables	16,923	12,761
Other	833	844
Prepaid expenses and other current assets	$30,097	$21,801
The components of Other current liabilities were as follows:

	September 24 2025	December 25 2024
Sales tax payable	$7,071	$6,999
Current portion of financing equipment lease liabilities	5,603	4,086
Gift card liability	2,119	2,584
Other	6,433	5,869
Other current liabilities	$21,226	$19,538
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
The Convertible Notes had an initial conversion rate of 5.8679 shares of Class A common stock per one thousand dollar principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $170.42 per share of Class A common stock. The fair value of the Convertible Notes was approximately $240,000 and $256,900, respectively, as of September 24, 2025 and December 25, 2024, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as a Level 2 measurement within the fair value hierarchy.

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Classification	September 24 2025	September 25 2024	September 24 2025	September 25 2024
Amortization expense on Convertible Notes	Interest expense	$262	$262	$786	$786

	September 24 2025	December 25 2024
Convertible Notes	$250,000	$250,000
Discount and debt issuance costs, net of amortization	(2,531)	(3,317)
Long-term debt	$247,469	$246,683
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
Shake Shack Inc. Form 10-Q | 13

Outstanding borrowings under the Revolving Credit Facility bear interest at either: (i) the base rate plus applicable margin ranging from 0.0% to 1.5% or (ii) the Secured Overnight Financing Rate (“SOFR”) plus applicable margin ranging from 1.0% to 2.5%, in each case dependent upon the net lease adjusted leverage ratio. As of September 24, 2025 and December 25, 2024, no amounts were outstanding under the Revolving Credit Facility.
The obligations under the Revolving Credit Facility are secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' direct and indirect subsidiaries, with certain exceptions. The Revolving Credit Facility requires the Company to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios, as well as other customary affirmative and negative covenants. As of September 24, 2025, the Company was in compliance with all covenants.
The Revolving Credit Facility also permits the issuance of letters of credit upon our request of up to $15,000. As of September 24, 2025 and December 25, 2024, the Company had outstanding letters of credit of $3,894 in connection with the Revolving Credit Facility.

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Classification	September 24 2025	September 25 2024	September 24 2025	September 25 2024
Interest expense on Revolving Credit Facility	Interest expense	$14	$17	$47	$51

	Classification	September 24 2025	December 25 2024
Unamortized deferred financing costs on Revolving Credit Facility	Other assets	$21	$23
NOTE 7: LEASES

A summary of operating and finance right-of-use assets and lease liabilities were as follows:

	Classification	September 24 2025	December 25 2024
Operating leases	Operating lease assets	$468,087	$424,611
Finance leases	Property and equipment, net	15,046	12,225
Total right-of-use assets		$483,133	$436,836

Operating leases:
	Operating lease liabilities, current	$60,671	$55,739
	Long-term operating lease liabilities	540,248	494,499
Finance leases:
	Other current liabilities	5,603	4,086
	Other long-term liabilities	10,051	8,616
Total lease liabilities		$616,573	$562,940
14 | Shake Shack Inc. Form 10-Q

The components of lease expense were as follows:

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Classification	September 24 2025	September 25 2024	September 24 2025	September 25 2024
Operating lease cost	Occupancy and related expenses Pre-opening costs General and administrative expenses	$22,239	$19,829	$64,489	$57,484
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization expense	1,430	1,051	4,181	3,094
Interest on lease liabilities	Interest expense	227	191	693	578
Variable lease cost	Occupancy and related expenses Pre-opening costs General and administrative expenses	6,517	5,355	18,052	16,084
Short-term lease cost	Occupancy and related expenses	171	213	481	619
Total lease cost		$30,584	$26,639	$87,896	$77,859

As of September 24, 2025, future minimum lease payments for operating and finance leases consisted of the following:

	Operating Leases	Finance Leases
2025(1)	$9,514	$1,641
2026	94,136	6,181
2027	99,541	5,579
2028	95,603	2,896
2029	89,433	429
Thereafter	382,135	253
Total minimum payments	770,362	16,979
Less: imputed interest	186,366	1,325
Total lease liabilities	$583,996	$15,654
(1)Operating leases are net of certain tenant allowance receivables that were reclassified to Other current assets as of September 24, 2025.
As of September 24, 2025, the Company had additional operating lease commitments of $237,813 for non-cancelable leases without a possession date, which commence in 2025 or later. The terms of these lease commitments are materially consistent with leases recognized on the Condensed Consolidated Balance Sheets.
A summary of lease terms and discount rates for operating and finance leases were as follows:

	September 24 2025	December 25 2024
Weighted average remaining lease term (years):
Operating leases	8.6	8.7
Finance leases	2.9	3.3
Weighted average discount rate:
Operating leases	6.3%	6.2%
Finance leases	5.9%	6.1%
Shake Shack Inc. Form 10-Q | 15

Supplemental cash flow information related to leases was as follows:

	Thirty-Nine Weeks Ended
	September 24 2025	September 25 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$75,776	$61,208
Operating cash flows from finance leases	693	578
Financing cash flows from finance leases	4,013	2,921
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	82,119	67,115
Finance leases	7,943	3,610
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
The following table summarizes the ownership interest in SSE Holdings:

	September 24, 2025		December 25, 2024
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Shake Shack Inc.	40,253,444	94.3%	40,068,068	94.2%
Number of LLC Interests held by non-controlling interest holders	2,434,789	5.7%	2,455,713	5.8%
Total LLC Interests outstanding	42,688,233	100.0%	42,523,781	100.0%
The weighted average ownership percentages for the applicable reporting periods are used to attribute Net income (loss) and Other comprehensive income (loss) to the non-controlling interest holders and were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24 2025	September 25 2024	September 24 2025	September 25 2024
Non-controlling interest holders' weighted average ownership percentages	5.7%	5.8%	5.7%	6.3%
16 | Shake Shack Inc. Form 10-Q

The following table summarizes the effects of changes in ownership of SSE Holdings on the Company's equity:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24 2025	September 25 2024	September 24 2025	September 25 2024
Net income (loss) attributable to Shake Shack Inc.	$12,501	$(10,211)	$33,894	$1,497
Other comprehensive income:
Unrealized holding gain on foreign currency translation adjustment	3	2	—	1
Transfers (to) from non-controlling interests:
Increase (decrease) in additional paid-in capital as a result of the redemption of LLC Interests	28	302	(271)	3,541
Decrease in additional paid-in capital as a result of activity under stock compensation plan	(1,459)	(213)	(10,950)	(6,110)
Total effect of changes in ownership interest on equity (loss) attributable to Shake Shack Inc.	$11,073	$(10,120)	$22,673	$(1,071)
The following table summarizes the LLC Interests activity:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24 2025	September 25 2024	September 24 2025	September 25 2024
LLC Interests activity under the Company's stock compensation plan:
Number of LLC Interests received by Shake Shack Inc.	4,463	28,338	164,452	174,419
Redemption and acquisition of LLC Interests:
Number of LLC Interests redeemed by non-controlling interest holders	5,000	31,778	20,924	378,355
Number of LLC Interests received by Shake Shack Inc.	5,000	31,778	20,924	378,355
Issuance of Class A common stock:
Shares of Class A common stock issued in connection with redemptions of LLC Interests	5,000	31,778	20,924	378,355
Cancellation of Class B common stock:
Shares of Class B common stock surrendered and canceled	5,000	31,778	20,924	378,355
NOTE 9: EQUITY-BASED COMPENSATION

A summary of equity-based compensation expense by award type was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24 2025	September 25 2024	September 24 2025	September 25 2024
Performance stock units	$729	$989	$3,267	$1,267
Restricted stock units	3,694	3,169	10,906	10,272
Equity-based compensation expense	$4,423	$4,158	$14,173	$11,539

Total income tax benefit recognized related to equity-based compensation	$134	$102	$347	$319
Shake Shack Inc. Form 10-Q | 17

Equity-based compensation expense recognized was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24 2025	September 25 2024	September 24 2025	September 25 2024
General and administrative expenses	$3,899	$3,726	$12,667	$10,359
Labor and related expenses	524	432	1,506	1,180
Equity-based compensation expense	$4,423	$4,158	$14,173	$11,539
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
Effective Income Tax Rates
The following table presents the Company’s effective income tax rates:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24 2025	September 25 2024	September 24 2025	September 25 2024
Effective income tax rates	35.2%	25.9%	28.1%	(13.9)%
The increase in the effective income tax rate for the thirteen weeks ended September 24, 2025 was primarily driven by higher state income tax expense and the remeasurement of deferred tax assets.
The increase in the effective income tax rate for the thirty-nine weeks ended September 24, 2025 was primarily driven by the remeasurement of deferred tax assets and a reduced benefit compared to the prior year from the mix of tax benefits relative to lower pretax income.
The Company's weighted average ownership interest in SSE Holdings was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24 2025	September 25 2024	September 24 2025	September 25 2024
Shake Shack's weighted average ownership percentages	94.3%	94.2%	94.3%	93.7%
Deferred Tax Assets and Liabilities
The Company acquires LLC Interests in connection with the redemption of LLC Interests and activity relating to its stock compensation plan and recognizes deferred tax assets associated with the basis difference in its investment in SSE Holdings upon acquisition of these LLC Interests.
18 | Shake Shack Inc. Form 10-Q

The following table summarizes the LLC Interests acquired by the Company:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24 2025	September 25 2024	September 24 2025	September 25 2024
LLC Interests activity under the Company's stock compensation plan	4,463	28,338	164,452	174,419
LLC Interests activity from redemptions of LLC Interests	5,000	31,778	20,924	378,355
Total LLC Interests acquired by the Company	9,463	60,116	185,376	552,774
Deferred tax assets related to the basis difference in the Company's investment in SSE Holdings were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24 2025	September 25 2024	September 24 2025	September 25 2024
Deferred tax assets recognized upon acquisition of LLC Interests	$(495)	$284	$2,322	$10,861

	September 24 2025	December 25 2024
Total deferred tax assets related to the acquisition of LLC Interests	$100,080	$89,397
The Company also recognizes deferred tax assets related to additional tax basis increases generated from expected future payments under the Tax Receivable Agreement and related deductions for imputed interest on such payments. Refer to "Tax Receivable Agreement," herein for additional information.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24 2025	September 25 2024	September 24 2025	September 25 2024
Deferred tax assets recognized under the Tax Receivable Agreement	$50	$225	$218	$3,288
The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of September 24, 2025, the Company concluded, based on the weight of all available positive and negative evidence, that all of its deferred tax assets (except for those deferred tax assets relating to certain state tax credits and net operating losses) are more likely than not to be realized. As such, no additional valuation allowance was recognized.
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
Shake Shack Inc. Form 10-Q | 19

There were no transactions subject to the Tax Receivable Agreement for which the Company did not recognize the related liability, as the Company concluded that it would have sufficient future taxable income to utilize all of the related tax benefits generated by all transactions that occurred during the thirty-nine weeks ended September 24, 2025 and September 25, 2024.
A summary of obligations and payments made under the Tax Receivable Agreement were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24 2025	September 25 2024	September 24 2025	September 25 2024
Amounts paid under the Tax Receivable Agreement	$13	$—	$37	$—

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24 2025	September 25 2024	September 24 2025	September 25 2024
Additional liabilities recognized under the Tax Receivable Agreement	$201	$946	$809	$12,211

	September 24 2025	December 25 2024
Total obligations under the Tax Receivable Agreement	$248,506	$247,734
New Tax Legislation
On July 4, 2025, An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14 (the “Act”), commonly referred to as the One Big Beautiful Bill Act was enacted into law. The Act includes multiple effective dates, with certain provisions effective beginning in 2025 and others phased in through 2027. Key changes under the Act include the acceleration of tax deductions for domestic research expenditures and qualified property, as well as modifications to the limitations on the deductibility of net interest expense. The new legislation did not have a material impact on the Company's results for the thirteen and thirty-nine weeks ended September 24, 2025, and the Company continues to evaluate the potential impact of the Act on our Condensed Consolidated Financial Statements.
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
20 | Shake Shack Inc. Form 10-Q

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A common stock (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24 2025	September 25 2024	September 24 2025	September 25 2024
Numerator:
Net income (loss) attributable to Shake Shack Inc.—basic	$12,501	$(10,211)	$33,894	$1,497
Reallocation of net income (loss) attributable to non-controlling interests from the assumed conversion of Class B shares	—	—	—	(10)
Net income (loss) attributable to Shake Shack Inc.—diluted	$12,501	$(10,211)	$33,894	$1,487
Denominator:
Weighted average shares of Class A common stock outstanding—basic	40,250	40,010	40,199	39,758
Effect of dilutive securities:
Stock options	2	—	2	62
Performance stock units	19	—	41	47
Restricted stock units	136	—	143	166
Convertible Notes	1,467	—	1,467	1,467
Shares of Class B common stock	—	—	—	2,663
Weighted average shares of Class A common stock outstanding—diluted	41,874	40,010	41,852	44,163

Earnings (loss) per share of Class A common stock—basic	$0.31	$(0.26)	$0.84	$0.04
Earnings (loss) per share of Class A common stock—diluted	$0.30	$(0.26)	$0.81	$0.03
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
The following table presents potentially dilutive securities excluded from the computations of diluted earnings (loss) per share of Class A common stock:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	September 24 2025		September 25 2024		September 24 2025		September 25 2024
Stock options	—		52,050	(2)	—		—
Performance stock units	119,101	(1)	86,313	(2)	119,101	(1)	85,440	(1)
Restricted stock units	—		139,742	(2)	—		—
Shares of Class B common stock	2,434,789	(2)	2,465,936	(2)	2,434,789	(2)	—
Convertible notes	—		1,466,975	(2)	—		—
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

NOTE 12: SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information:

	Thirty-Nine Weeks Ended
	September 24 2025	September 25 2024
Cash paid for:
Income taxes, net of refunds	$4,120	$5,508
Interest, net of amounts capitalized	629	724
Non-cash investing activities:
Accrued purchases of property and equipment	31,227	23,493
Capitalized equity-based compensation	155	165
Non-cash financing activities:
Establishment of liabilities under Tax Receivable Agreement	809	12,211
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
Certain leases require the Company to obtain letters of credit. As of September 24, 2025, the Company held three letters of credit totaling $695.
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
Legal Contingencies
The Company is subject to various legal proceedings, claims and liabilities, involving employees and guests alike, which arise in the ordinary course of business and are generally covered by insurance. As of September 24, 2025, the amount of the ultimate liability with respect to these matters was not material.
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
22 | Shake Shack Inc. Form 10-Q

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
NOTE 14: RELATED PARTY TRANSACTIONS

Madison Square Park Conservancy
The Chairman of the Board of Directors serves as a director of the Madison Square Park Conservancy ("MSP Conservancy"), with which Shake Shack has a license agreement and pays license fees to operate the Madison Square Park Shack. No amounts were due to MSP Conservancy as of September 24, 2025 and December 25, 2024.

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Classification	September 24 2025	September 25 2024	September 24 2025	September 25 2024
Amounts paid to MSP Conservancy	Occupancy and related expenses Other operating expenses	$233	$249	$709	$707
Olo, Inc.
The Chairman of the Board of Directors served as a director of Olo, Inc., a platform the Company uses in connection with its mobile ordering application through September 2025.

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Classification	September 24 2025	September 25 2024	September 24 2025	September 25 2024
Amounts paid to Olo, Inc.	Other operating expenses	$319	$301	$799	$615

	Classification	September 24 2025	December 25 2024
Amounts due to Olo, Inc.	Accounts payable Accrued expenses	$319	$227
Tax Receivable Agreement
The Company entered into a Tax Receivable Agreement that provides for the payment by the Company of 85% of the amount of any tax benefits that are actually realized, or in some cases are deemed to realize, as a result of certain transactions. Refer to Note 10, Income Taxes, for additional information.

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Classification	September 24 2025	September 25 2024	September 24 2025	September 25 2024
Amounts paid under the Tax Receivable Agreement	Other current liabilities	$13	$—	$37	$—
Shake Shack Inc. Form 10-Q | 23

	Classification	September 24 2025	December 25 2024
Amounts due under the Tax Receivable Agreement	Other current liabilities Liabilities under Tax Receivable Agreement, net of current portion	$248,506	$247,734
Distributions to Members of SSE Holdings
Under the terms of the SSE Holdings LLC Agreement, SSE Holdings is obligated to make tax distributions to its members. No tax distributions were payable to non-controlling interest holders as of September 24, 2025 and December 25, 2024.

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Classification	September 24 2025	September 25 2024	September 24 2025	September 25 2024
Amounts paid to non-controlling interest holders	Non-controlling interests	$901	$63	$1,758	$208

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
24 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24 2025	September 25 2024	September 24 2025	September 25 2024
Segment revenue	$367,411	$316,924	$1,044,775	$923,924
Less:
Food and paper costs	103,461	86,056	286,119	251,362
Labor and related expenses	88,033	85,523	262,759	253,646
Other operating expenses(1)	53,779	45,564	152,809	131,373
Occupancy and related expenses	26,995	23,608	77,219	69,022
General and administrative expenses	44,381	35,691	125,692	107,948
Depreciation and amortization expense	27,079	25,722	80,167	76,659
Pre-opening costs	4,625	3,662	12,798	10,429
Impairments, loss on disposal of assets, and Shack closures	510	29,086	3,448	30,657
Interest expense	504	498	1,615	1,533
Income tax expense (benefit)	7,436	(3,873)	14,366	(182)
Other income, net(2)	(3,103)	(3,504)	(8,924)	(10,010)
Segment income (loss)	13,711	(11,109)	36,707	1,487
Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—	—
Consolidated net income (loss)	$13,711	$(11,109)	$36,707	$1,487

			September 24 2025	December 25 2024
Total Assets			$1,827,185	$1,696,971
(1)Other operating expenses consist of delivery commissions, Shack-level marketing expenses, repairs and maintenance, utilities, and other operating expenses incidental to operating our Company-operated Shacks, such as non-perishable supplies, credit card fees and property insurance.
(2)Other income, net includes net unrealized and realized gains and losses from marketable securities, dividend and interest income, and adjustments to liabilities under the Tax Receivable Agreement. Interest income was $32 and $120 for the thirteen and thirty-nine weeks ended September 24, 2025, respectively. Interest income was $57 and $724 for the thirteen and thirty-nine weeks ended September 25, 2024, respectively.
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
“System-wide sales” is an operating measure and consists of sales from Company-operated Shacks and licensed Shacks. The Company does not recognize the sales from licensed Shacks as revenue. Of these amounts, revenue is limited to licensing revenue based on a percentage of sales from licensed Shacks, as well as certain up-front fees, such as territory fees, opening fees, and termination fees.
Key Operating Metrics
Same-Shack sales for the thirteen weeks ended September 24, 2025 increased 4.9% compared to the same period last year, driven by a 3.6% increase in price mix and a 1.3% increase in guest traffic. Same-Shack sales for the thirty-nine weeks ended September 24, 2025 increased 2.4% compared to the same period last year, driven by a 3.6% increase in price mix, partially offset by a 1.2% decline in guest traffic. For the purpose of calculating same-Shack sales for the thirteen and thirty-nine weeks ended September 24, 2025, Shack sales for 268 Shacks were included in the comparable Shack base.
Average weekly sales were $78,000 for the thirteen weeks ended September 24, 2025, compared to $76,000 for the same period last year, primarily driven by higher menu prices and menu mix, partially offset by a decrease in items per check. Average weekly sales were $76,000 for the thirty-nine weeks ended September 24, 2025, compared to $75,000 for the same period last year, primarily driven by higher menu prices and the closure of nine underperforming Company-operated Shacks in the third quarter of fiscal 2024, partially offset by a decline in guest traffic.
26 | Shake Shack Inc. Form 10-Q

System-wide sales for the thirteen weeks ended September 24, 2025 increased 15.4% to $571.5 million compared to the same period last year. System-wide sales for the thirty-nine weeks ended September 24, 2025 increased 13.3% to $1,610.8 million compared to the same period last year.
Digital sales for the thirteen weeks ended September 24, 2025 increased 19.1% to $124.2 million compared to the same period last year. Digital sales for the thirty-nine weeks ended September 24, 2025 increased 16.7% to $364.7 million compared to the same period last year. Digital sales includes orders placed on the Shake Shack app, website and third-party delivery platforms, which represented 35.2% and 36.3%, respectively, of Shack sales during the thirteen and thirty-nine weeks ended September 24, 2025.
Development Highlights
During the thirteen weeks ended September 24, 2025, we opened 13 new Company-operated Shacks and seven new licensed Shacks.
The following table presents the Shacks opened during the thirteen weeks ended September 24, 2025:

Location	Type	Opening Date
Atlanta, GA — The Battery	Company-operated	6/28/2025
Reston, VA — Reston Town Center	Company-operated	7/15/2025
Tel Aviv, Israel — Port	Licensed	7/16/2025
New York, NY — Rockefeller Center	Company-operated	7/17/2025
Bangkok, Thailand — Suvarnabhumi Airport	Licensed	7/18/2025
Osaka, Japan — Rinku Premium Outlet	Licensed	7/21/2025
Barnstable, MA — Hyannis	Company-operated	7/29/2025
Irvine, CA — Tustin Market Place	Company-operated	8/7/2025
Selangor, Malaysia — Kuala Lumpur International Airport, Terminal 2	Licensed	8/8/2025
Orlando, FL — Waterford Lakes	Company-operated	8/12/2025
Bronx, NY — Broadway Plaza Riverdale	Company-operated	8/14/2025
Mississauga, Canada — Square One	Licensed	8/19/2025
Manila, Philippines — Green Hills	Licensed	9/1/2025
Narita, Japan — Narita Airport T1	Licensed	9/11/2025
Fairfax, VA — Kamp Washington	Company-operated	9/16/2025
Short Pump, VA — Short Pump	Company-operated	9/16/2025
Rochester, NY — Greece	Company-operated	9/17/2025
Jacksonville Beach, FL — South Beach Regional	Company-operated	9/23/2025
Merriam, KS — Merriam Grand Station	Company-operated	9/23/2025
Sunnyside, NY — Sunnyside	Company-operated	9/24/2025
As of September 24, 2025, there were 630 Shacks in operation system wide, of which 359 were Company-operated Shacks and 271 were licensed Shacks.
Shake Shack Inc. Form 10-Q | 27

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the thirteen and thirty-nine weeks ended September 24, 2025 and September 25, 2024:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 24 2025		September 25 2024		September 24 2025		September 25 2024
Shack sales	$352,846	96.0%	$304,897	96.2%	$1,005,908	96.3%	$890,929	96.4%
Licensing revenue	14,565	4.0%	12,027	3.8%	38,867	3.7%	32,995	3.6%
TOTAL REVENUE	367,411	100.0%	316,924	100.0%	1,044,775	100.0%	923,924	100.0%
Shack-level operating expenses(1):
Food and paper costs	103,461	29.3%	86,056	28.2%	286,119	28.4%	251,362	28.2%
Labor and related expenses	88,033	24.9%	85,523	28.0%	262,759	26.1%	253,646	28.5%
Other operating expenses	53,779	15.2%	45,564	14.9%	152,809	15.2%	131,373	14.7%
Occupancy and related expenses	26,995	7.7%	23,608	7.7%	77,219	7.7%	69,022	7.7%
General and administrative expenses	44,381	12.1%	35,691	11.3%	125,692	12.0%	107,948	11.7%
Depreciation and amortization expense	27,079	7.4%	25,722	8.1%	80,167	7.7%	76,659	8.3%
Pre-opening costs	4,625	1.3%	3,662	1.2%	12,798	1.2%	10,429	1.1%
Impairments, loss on disposal of assets, and Shack closures	510	0.1%	29,086	9.2%	3,448	0.3%	30,657	3.3%
TOTAL EXPENSES	348,863	95.0%	334,912	105.7%	1,001,011	95.8%	931,096	100.8%
INCOME (LOSS) FROM OPERATIONS	18,548	5.0%	(17,988)	(5.7)%	43,764	4.2%	(7,172)	(0.8)%
Other income, net	3,103	0.8%	3,504	1.1%	8,924	0.9%	10,010	1.1%
Interest expense	(504)	(0.1)%	(498)	(0.2)%	(1,615)	(0.2)%	(1,533)	(0.2)%
INCOME (LOSS) BEFORE INCOME TAXES	21,147	5.8%	(14,982)	(4.7)%	51,073	4.9%	1,305	0.1%
Income tax expense (benefit)	7,436	2.0%	(3,873)	(1.2)%	14,366	1.4%	(182)	—%
NET INCOME (LOSS)	13,711	3.7%	(11,109)	(3.5)%	36,707	3.5%	1,487	0.2%
Less: Net income (loss) attributable to non-controlling interests	1,210	0.3%	(898)	(0.3)%	2,813	0.3%	(10)	—%
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$12,501	3.4%	$(10,211)	(3.2)%	$33,894	3.2%	$1,497	0.2%
(1)As a percentage of Shack sales.
Shack Sales
Shack sales represent the aggregate sales of food, beverages and Shake Shack branded merchandise at our Company-operated Shacks and gift card breakage income. Shack sales in any period are directly influenced by the number of operating weeks in such period and the total number of open Shacks.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 24 2025	September 25 2024	September 24 2025	September 25 2024
Shack sales	$352,846	$304,897	$1,005,908	$890,929
Percentage of Total revenue	96.0%	96.2%	96.3%	96.4%
Dollar change compared to prior year	$47,949		$114,979
Percentage change compared to prior year	15.7%		12.9%
Shack sales for the thirteen weeks ended September 24, 2025 increased 15.7% to $352.8 million versus the same period last year. The increase was primarily due to the opening of 49 new Company-operated Shacks between September 25, 2024 and
28 | Shake Shack Inc. Form 10-Q

September 24, 2025, which contributed $36.1 million, as well as increased menu prices, partially offset by a decline in items per check and the impact from the closure of nine Company-operated Shacks in fiscal 2024.
Shack sales for the thirty-nine weeks ended September 24, 2025 increased 12.9% to $1,005.9 million versus the same period last year. The increase was primarily due to the opening of 49 new Company-operated Shacks between September 25, 2024 and September 24, 2025, which contributed $80.5 million, as well as increased menu prices, partially offset by the impact from the closure of nine Company-operated Shacks in fiscal 2024.
Licensing Revenue
Licensing revenue is comprised of license fees and opening fees, territory fees, and termination fees for certain licensed Shacks. License fees are calculated as a percentage of sales and territory fees are payments for the exclusive right to develop Shacks in a specific geographic area.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 24 2025	September 25 2024	September 24 2025	September 25 2024
Licensing revenue	$14,565	$12,027	$38,867	$32,995
Percentage of Total revenue	4.0%	3.8%	3.7%	3.6%
Dollar change compared to prior year	$2,538		$5,872
Percentage change compared to prior year	21.1%		17.8%
Licensing revenue for the thirteen weeks ended September 24, 2025 increased 21.1% to $14.6 million versus the same period last year. Licensing revenue for the thirty-nine weeks ended September 24, 2025 increased 17.8% to $38.9 million versus the same period last year. The increases for the thirteen and thirty-nine weeks ended September 24, 2025 were primarily due to the opening of 29 net new licensed Shacks between September 25, 2024 and September 24, 2025, which contributed $1.4 million and $2.7 million, respectively, as well as revenue recognized from the contract termination of a licensed partner and higher sales at existing domestic licensed Shacks and from our partnership with Delta Air Lines.
Food and Paper Costs
Food and paper costs include the direct costs associated with food, beverage and packaging of our menu items. The components of Food and paper costs are variable by nature, change with sales volume, and are impacted by menu mix, channel mix and fluctuations in commodity costs, as well as geographic scale and proximity.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 24 2025	September 25 2024	September 24 2025	September 25 2024
Food and paper costs	$103,461	$86,056	$286,119	$251,362
Percentage of Shack sales	29.3%	28.2%	28.4%	28.2%
Dollar change compared to prior year	$17,405		$34,757
Percentage change compared to prior year	20.2%		13.8%
Food and paper costs for the thirteen weeks ended September 24, 2025 increased 20.2% to $103.5 million versus the same period last year. Food and paper costs for the thirty-nine weeks ended September 24, 2025 increased 13.8% to $286.1 million versus the same period last year. The increases for the thirteen and thirty-nine weeks ended September 24, 2025 were primarily due to the opening of 49 new Company-operated Shacks between September 25, 2024 and September 24, 2025, which contributed approximately $10.9 million and $23.8 million, respectively, partially offset by the closure of nine Company-operated Shacks in fiscal 2024.
As a percentage of Shack sales, the increase in Food and paper costs for the thirteen weeks ended September 24, 2025 was primarily driven by increased commodity costs, mainly beef, and unfavorable menu mix, partially offset by increased menu prices. As a percentage of Shack sales, the increase in Food and paper costs for the thirty-nine weeks ended September 24, 2025 was primarily driven by unfavorable menu mix and increased commodity costs, mainly beef, partially offset by increased menu prices.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 24 2025	September 25 2024	September 24 2025	September 25 2024
Labor and related expenses	$88,033	$85,523	$262,759	$253,646
Percentage of Shack sales	24.9%	28.0%	26.1%	28.5%
Dollar change compared to prior year	$2,510		$9,113
Percentage change compared to prior year	2.9%		3.6%
Labor and related expenses for the thirteen weeks ended September 24, 2025 increased 2.9% to $88.0 million versus the same period last year. Labor and related expenses for the thirty-nine weeks ended September 24, 2025 increased 3.6% to $262.8 million versus the same period last year. The increases for the thirteen and thirty-nine weeks ended September 24, 2025 were primarily due to the opening of 49 new Company-operated Shacks between September 25, 2024 and September 24, 2025, partially offset by labor efficiencies and the closure of nine Company-operated Shacks in fiscal 2024.
As a percentage of Shack sales, the decreases in Labor and related expenses for the thirteen and thirty-nine weeks ended September 24, 2025 were primarily due to labor efficiencies, partially offset by increased wages and incremental expenses from the opening of 49 new Company-operated Shacks between September 25, 2024 and September 24, 2025.
Other Operating Expenses
Other operating expenses consist of delivery commissions, Shack-level marketing expenses, repairs and maintenance, utilities and other operating expenses incidental to operating our Company-operated Shacks, such as non-perishable supplies, credit card fees and property insurance.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 24 2025	September 25 2024	September 24 2025	September 25 2024
Other operating expenses	$53,779	$45,564	$152,809	$131,373
Percentage of Shack sales	15.2%	14.9%	15.2%	14.7%
Dollar change compared to prior year	$8,215		$21,436
Percentage change compared to prior year	18.0%		16.3%
Other operating expenses for the thirteen weeks ended September 24, 2025 increased 18.0% to $53.8 million versus the same period last year. Other operating expenses for the thirty-nine weeks ended September 24, 2025 increased 16.3% to $152.8 million versus the same period last year. The increases for the thirteen and thirty-nine weeks ended September 24, 2025 were primarily due to increased transaction costs, mainly delivery commission, associated with higher sales, as well as increased facilities costs and marketing spend.
As a percentage of Shack sales, the increase in Other operating expenses for the thirteen weeks ended September 24, 2025 was primarily due to increased delivery commission associated with the growth in our digital business and increased professional services, partially offset by sales leverage. As a percentage of Shack sales, the increase in Other operating expenses for the thirty-nine weeks ended September 24, 2025 September 24, 2025 was primarily due to increased delivery commission associated with the growth in our digital business and increased marketing spend, partially offset by sales leverage.
30 | Shake Shack Inc. Form 10-Q

Occupancy and Related Expenses
Occupancy and related expenses consist of Shack-level occupancy expenses (including rent, common area expenses and certain local taxes), and exclude occupancy expenses associated with unopened Shacks, which are recorded separately in Pre-opening costs.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 24 2025	September 25 2024	September 24 2025	September 25 2024
Occupancy and related expenses	$26,995	$23,608	$77,219	$69,022
Percentage of Shack sales	7.7%	7.7%	7.7%	7.7%
Dollar change compared to prior year	$3,387		$8,197
Percentage change compared to prior year	14.3%		11.9%
Occupancy and related expenses for the thirteen weeks ended September 24, 2025 increased 14.3% to $27.0 million versus the same period last year. Occupancy and related expenses for the thirty-nine weeks ended September 24, 2025 increased 11.9% to $77.2 million versus the same period last year. The increases for the thirteen and thirty-nine weeks ended September 24, 2025 were primarily due to the opening of 49 new Company-operated Shacks between September 25, 2024 and September 24, 2025, which contributed approximately $2.6 million and $5.4 million, respectively, partially offset by the closure of nine Company-operated Shacks in fiscal 2024.
As a percentage of Shack sales, Occupancy and related expenses were flat for the thirteen and thirty-nine weeks ended September 24, 2025.
General and Administrative Expenses
General and administrative expenses consist of costs associated with corporate and administrative functions that support Shack development and operations, as well as equity-based compensation expense.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 24 2025	September 25 2024	September 24 2025	September 25 2024
General and administrative expenses	$44,381	$35,691	$125,692	$107,948
Percentage of Total revenue	12.1%	11.3%	12.0%	11.7%
Dollar change compared to prior year	$8,690		$17,744
Percentage change compared to prior year	24.3%		16.4%
General and administrative expenses for the thirteen weeks ended September 24, 2025 increased 24.3% to $44.4 million versus the same period last year. The increase was primarily due to increased investments in marketing as well as increased wages and other team costs to support our Shack growth, partially offset by the absence of professional fees related to non-recurring matters compared to the prior year period. As a percentage of Total revenue, the increase in General and administrative expenses for the thirteen weeks ended September 24, 2025 was primarily due to the aforementioned items.
General and administrative expenses for the thirty-nine weeks ended September 24, 2025 increased 16.4% to $125.7 million versus the same period last year. The increase was primarily due to increased investments in marketing as well as increased wages and other team costs to support our Shack growth, partially offset by a decrease in professional fees related to non-recurring matters and costs associated with the restatement of prior periods included in the fiscal 2023 Form 10-K. As a percentage of Total revenue, the increase in General and administrative expenses for the thirty-nine weeks ended September 24, 2025 was primarily due to the aforementioned items.
Shake Shack Inc. Form 10-Q | 31

Depreciation and Amortization Expense
Depreciation and amortization expense primarily consists of the depreciation of fixed assets, including leasehold improvements and equipment.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 24 2025	September 25 2024	September 24 2025	September 25 2024
Depreciation and amortization expense	$27,079	$25,722	$80,167	$76,659
Percentage of Total revenue	7.4%	8.1%	7.7%	8.3%
Dollar change compared to prior year	$1,357		$3,508
Percentage change compared to prior year	5.3%		4.6%
Depreciation and amortization expense for the thirteen weeks ended September 24, 2025 increased 5.3% to $27.1 million versus the same period last year. Depreciation and amortization expense for the thirty-nine weeks ended September 24, 2025 increased 4.6% to $80.2 million versus the same period last year. The increases for the thirteen and thirty-nine weeks ended September 24, 2025 were primarily due to incremental depreciation of capital expenditures related to the opening of 49 new Company-operated Shacks between September 25, 2024 and September 24, 2025, partially offset by a reduction in depreciation expense due to fully depreciated technology projects and assets compared to the prior year period and the closure of nine Company-operated Shacks in fiscal 2024.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 24 2025	September 25 2024	September 24 2025	September 25 2024
Pre-opening costs	$4,625	$3,662	$12,798	$10,429
Percentage of Total revenue	1.3%	1.2%	1.2%	1.1%
Dollar change compared to prior year	$963		$2,369
Percentage change compared to prior year	26.3%		22.7%
Pre-opening costs for the thirteen weeks ended September 24, 2025 increased 26.3% to $4.6 million versus the same period last year. The increase was primarily due to increased wages and team costs for our Shack teams related to the timing of Shack openings throughout the year and increased legal costs to support our larger development pipeline.
Pre-opening costs for the thirty-nine weeks ended September 24, 2025 increased 22.7% to $12.8 million versus the same period last year. The increase was primarily due to increased legal costs to support our development pipeline, increased wages and team costs for our Shack teams related to the timing of Shack openings throughout the year.
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
32 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 24 2025	September 25 2024	September 24 2025	September 25 2024
Impairments, loss on disposal of assets, and Shack closures	$510	$29,086	$3,448	$30,657
Percentage of Total revenue	0.1%	9.2%	0.3%	3.3%
Dollar change compared to prior year	$(28,576)		$(27,209)
Impairments, loss on disposal of assets, and Shack closures for the thirteen and thirty-nine weeks ended September 24, 2025 decreased to $0.5 million and $3.4 million, respectively versus the same periods last year. The decreases for the thirteen and thirty-nine weeks ended September 24, 2025 were primarily due to non-cash impairment charges and miscellaneous Shack closure expense of $28.2 million during the thirteen and thirty-nine weeks ended 2024, related to the closure of nine Company-operated Shacks in August 2024.
Other Income, Net
Other income, net consists primarily of interest income, adjustments to liabilities under the Tax Receivable Agreement, dividend income and net unrealized and realized gains and losses from marketable securities.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 24 2025	September 25 2024	September 24 2025	September 25 2024
Other income, net	$3,103	$3,504	$8,924	$10,010
Percentage of Total revenue	0.8%	1.1%	0.9%	1.1%
Dollar change compared to prior year	$(401)		$(1,086)
Percentage change compared to prior year	(11.4)%		(10.8)%
Other income, net for the thirteen weeks ended September 24, 2025 decreased to $3.1 million versus the same period last year. The decrease was primarily due to lower interest rates on cash equivalents, partially offset by a higher cash equivalents balance compared to the prior year period.
Other income, net for the thirty-nine weeks ended September 24, 2025 decreased to $8.9 million versus the same period last year. The decrease was primarily due to a change from investments in the prior year to cash equivalents in the current year and lower interest rates on cash equivalents.
Interest Expense
Interest expense generally consists of interest on the current portion of our liabilities under the Tax Receivable Agreement, imputed interest related to our financing equipment leases, amortization of deferred financing costs, interest and fees on our Revolving Credit Facility and amortization of debt issuance costs.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 24 2025	September 25 2024	September 24 2025	September 25 2024
Interest expense	$(504)	$(498)	$(1,615)	$(1,533)
Percentage of Total revenue	(0.1)%	(0.2)%	(0.2)%	(0.2)%
Dollar change compared to prior year	$(6)		$(82)
Percentage change compared to prior year	1.2%		5.3%
Interest expense for the thirteen weeks ended September 24, 2025 increased 1.2% to $0.5 million versus the same period last year. Interest expense for the thirty-nine weeks ended September 24, 2025 increased 5.3% to $1.6 million versus the same period last year. The increases for the thirteen and thirty-nine weeks ended September 24, 2025 were primarily due to increased finance lease charges from the opening of 49 new Company-operated Shacks between September 25, 2024 and September 24, 2025, partially offset by a decrease in various sales tax audit assessment charges compared to the prior year period.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 24 2025	September 25 2024	September 24 2025	September 25 2024
Income tax expense (benefit)	$7,436	$(3,873)	$14,366	$(182)
Percentage of Total revenue	2.0%	(1.2)%	1.4%	—%
Dollar change compared to prior year	$11,309		$14,548
Percentage change compared to prior year	(292.0)%		(7,993.4)%
Our effective income tax rates for the thirteen weeks ended September 24, 2025 and September 25, 2024 were 35.2% and 25.9%, respectively. The increase for the thirteen weeks ended September 24, 2025 was primarily driven by higher state income tax expense and the remeasurement of deferred tax assets, which contributed to a higher effective rate compared to the same period last year.
Our effective income tax rates for the thirty-nine weeks ended September 24, 2025 and September 25, 2024 were 28.1% and (13.9)%, respectively. The increase for the thirty-nine weeks ended September 24, 2025 was primarily driven by the remeasurement of deferred tax assets and a reduced benefit compared to the prior year, from the mix of tax benefits relative to lower pretax income.
The Company's ownership interest in SSE Holdings is directly related to its share of the taxable income of SSE Holdings. Our weighted average ownership interest in SSE Holdings was 94.3% and 94.2%, respectively, for the thirteen weeks ended September 24, 2025 and September 25, 2024, and 94.3% and 93.7%, respectively, for the thirty-nine weeks ended September 24, 2025 and September 25, 2024. These increases in the Company's ownership interest in SSE Holdings LLC increased its share of the taxable income of SSE Holdings.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 24 2025	September 25 2024	September 24 2025	September 25 2024
Net income (loss) attributable to non-controlling interests	$1,210	$(898)	$2,813	$(10)
Percentage of Total revenue	0.3%	(0.3)%	0.3%	—%
Net income (loss) attributable to non-controlling interests for the thirteen and thirty-nine weeks ended September 24, 2025 increased to $1.2 million and $2.8 million, respectively versus the same periods last year. The increases for the thirteen and thirty-nine weeks ended September 24, 2025 were primarily due to increased net results compared to the same periods last year, partially offset by a decrease in the non-controlling interest holders' weighted average ownership, which was 5.7% for the thirteen and thirty-nine weeks ended September 24, 2025 and 5.8% and 6.3%, respectively, for the thirteen and thirty-nine weeks ended September 25, 2024.
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
Shake Shack Inc. Form 10-Q | 35

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 24 2025	September 25 2024	September 24 2025	September 25 2024
Income (loss) from operations	$18,548	$(17,988)	$43,764	$(7,172)
Less:
Licensing revenue	14,565	12,027	38,867	32,995
Add:
General and administrative expenses	44,381	35,691	125,692	107,948
Depreciation and amortization expense	27,079	25,722	80,167	76,659
Pre-opening costs	4,625	3,662	12,798	10,429
Impairments, loss on disposal of assets, and Shack closures	510	29,086	3,448	30,657
Adjustment:
Employee benefit charges(1)	—	8	—	453
Restaurant-level profit	$80,578	$64,154	$227,002	$185,979

Total revenue	$367,411	$316,924	$1,044,775	$923,924
Less: Licensing revenue	14,565	12,027	38,867	32,995
Shack sales	$352,846	$304,897	$1,005,908	$890,929

Restaurant-level profit margin(2)	22.8%	21.0%	22.6%	20.9%
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
36 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 24 2025	September 25 2024	September 24 2025	September 25 2024
Net income (loss)	$13,711	$(11,109)	$36,707	$1,487
Depreciation and amortization expense	27,079	25,722	80,167	76,659
Interest expense, net	472	442	1,495	810
Income tax expense (benefit)	7,436	(3,873)	14,366	(182)
EBITDA	48,698	11,182	132,735	78,774

Equity-based compensation	4,423	4,158	14,173	11,539
Amortization of cloud-based software implementation costs	510	529	1,676	1,577
Impairments, loss on disposal of assets, and Shack closures	510	29,086	3,448	30,657
Legal settlements(1)	—	—	983	—
Severance	—	—	379	—
Restatement costs(2)	—	1	354	1,600
CEO transition costs	—	53	35	641
Employee benefit charges(3)	—	8	—	453
Other(4)	—	774	3	3,644
Adjusted EBITDA	$54,141	$45,791	$153,786	$128,885

Adjusted EBITDA margin(5)	14.7%	14.4%	14.7%	13.9%
(1)Expenses incurred to establish accruals related to the settlements of legal matters.
(2)Expenses incurred related to the restatement of prior periods in the 2023 Form 10-K.
(3)Expenses related to California healthcare charges for fiscal 2020 through 2023 which do not represent fiscal 2024 Labor and related expenses.
(4)Expenses incurred for professional fees related to non-recurring matters.
(5)Calculated as a percentage of Total revenue, which was $367.4 million and $1,044.8 million for the thirteen and thirty-nine weeks ended September 24, 2025, respectively, and $316.9 million and $923.9 million for the thirteen and thirty-nine weeks ended September 25, 2024, respectively.
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
Shake Shack Inc. Form 10-Q | 37

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands, except per share amounts)	September 24 2025	September 25 2024	September 24 2025	September 25 2024
Numerator:
Net income (loss) attributable to Shake Shack Inc.	$12,501	$(10,211)	$33,894	$1,497
Adjustments:
Reallocation of Net income (loss) attributable to non-controlling interests from the assumed exchange of LLC Interests(1)	1,210	(898)	2,813	(10)
Impairment charge and Shack closures(2)	(44)	28,157	1,904	28,157
Legal settlements(3)	—	—	983	—
Severance	—	—	379	—
Restatement costs(4)	—	1	354	1,600
CEO transition costs	—	53	35	641
Employee benefit charges(5)	—	8	—	453
Other(6)	—	774	3	3,644
Tax impact of above adjustments(7)	2,187	(6,725)	1,363	(7,054)
Adjusted pro forma net income	$15,854	$11,159	$41,728	$28,928

Denominator:
Weighted average shares of Class A common stock outstanding—diluted	41,874	40,010	41,852	44,163
Adjustments:
Assumed exchange of weighted average LLC Interests for shares of Class A common stock(1)	2,437	2,466	2,443	—
Dilutive effect of equity awards	—	278	—	—
Dilutive effect of convertible notes	—	1,467	—	—
Adjusted pro forma fully exchanged weighted average shares of Class A common stock outstanding—diluted	44,311	44,221	44,295	44,163

Adjusted pro forma earnings per fully exchanged share—diluted	$0.36	$0.25	$0.94	$0.66

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24 2025	September 25 2024	September 24 2025	September 25 2024
Earnings (loss) per share of Class A common stock—diluted	$0.30	$(0.26)	$0.81	$0.03
Assumed exchange of weighted average LLC Interests for shares of Class A common stock(1)	0.01	—	0.02	—
Non-GAAP adjustments(8)	0.05	0.52	0.11	0.63
Dilutive effect of convertible notes	—	(0.01)	—	—
Adjusted pro forma earnings per fully exchanged share—diluted	$0.36	$0.25	$0.94	$0.66
(1)Assumes the exchange of all outstanding LLC Interests for shares of Class A common stock, resulting in the elimination of the non-controlling interest and recognition of the net income (loss) attributable to non-controlling interests. Refer to Note 11, Earnings (Loss) per Share, in the accompanying Condensed Consolidated Financial Statements, for additional information.
(2)Expenses incurred related to Shack closures during fiscal 2024 and fiscal 2025 and impairment expenses incurred during fiscal 2025.
(3)Expenses incurred to establish accruals related to the settlements of legal matters.
(4)Expenses incurred related to the restatement of prior periods in the 2023 Form 10-K.
(5)Expenses related to California healthcare charges for fiscal 2020 through 2023 which do not represent fiscal 2024 Labor and related expenses.
(6)Expenses incurred for professional fees related to non-recurring matters.
38 | Shake Shack Inc. Form 10-Q

(7)Represents the tax effect of the aforementioned adjustments and pro forma adjustments to reflect corporate income taxes at assumed effective tax rates of 24.9% and 23.8% for the thirteen and thirty-nine weeks ended September 24, 2025, respectively, and 20.4% and 19.2% for the thirteen and thirty-nine weeks ended September 25, 2024, respectively. Amounts include provisions for U.S. federal income taxes, certain LLC entity-level taxes and foreign withholding taxes, assuming the highest statutory rates apportioned to each applicable state, local and foreign jurisdiction.
(8)Represents the per share impact of non-GAAP adjustments for each period. Refer to the reconciliation of Adjusted pro forma net income above, for additional information.
Shake Shack Inc. Form 10-Q | 39

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, and availability under our Revolving Credit Facility. As of September 24, 2025, we maintained a Cash and cash equivalents balance of $357.8 million. In March 2021, we issued 0% Convertible Senior Notes (“Convertible Notes”), and received $243.8 million of proceeds, net of discounts. Refer to Note 6, Debt, in the accompanying Condensed Consolidated Financial Statements, for additional information.
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
In addition, we are obligated to make payments to certain members of SSE Holdings under the Tax Receivable Agreement. As of September 24, 2025, such obligations totaled $248.5 million. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related payments under the Tax Receivable Agreement. Although the amount of any payments that must be made under the Tax Receivable Agreement may be significant, the timing of these payments will vary and will generally be limited to one payment per member per year. The amount of such payments is also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us or to SSE Holdings, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
We believe our existing cash and cash equivalents balances and cash from operations will be sufficient to fund our operating and finance lease obligations, capital expenditures, Tax Receivable Agreement obligations and working capital needs for at least the next 12 months.
Summary of Cash Flows
The following table presents a summary of our cash flows from operating, investing and financing activities.

	Thirty-Nine Weeks Ended
(in thousands)	September 24 2025	September 25 2024
Net cash provided by operating activities	$159,219	$126,072
Net cash used in investing activities	(106,697)	(31,381)
Net cash used in financing activities	(15,479)	(8,480)
Effect of exchange rate changes on cash and cash equivalents	—	1
Net increase in Cash and cash equivalents	37,043	86,212
Cash and cash equivalents at beginning of period	320,714	224,653
Cash and cash equivalents at end of period	$357,757	$310,865

40 | Shake Shack Inc. Form 10-Q

Operating Activities
For the thirty-nine weeks ended September 24, 2025, net cash provided by operating activities was $159.2 million compared to $126.1 million for the thirty-nine weeks ended September 25, 2024, an increase of $33.1 million. The increase was primarily driven by a $37.1 million improvement in net results after excluding non-cash charges, partially offset by changes in working capital of $4.0 million. The changes in working capital primarily included an increase in payments on lease liabilities due to the opening of 49 new Company-operated Shacks between September 25, 2024 and September 24, 2025, partially offset by a change in the timing and payments related to general business accruals.
Investing Activities
For the thirty-nine weeks ended September 24, 2025, net cash used in investing activities was $106.7 million compared to $31.4 million for the thirty-nine weeks ended September 25, 2024. The change was primarily driven by the absence of $69.4 million of proceeds from maturities of held-to-maturity marketable securities in the current period, compared to the prior year.
Financing Activities
For the thirty-nine weeks ended September 24, 2025, net cash used in financing activities was $15.5 million compared to $8.5 million for the thirty-nine weeks ended September 25, 2024, an increase of $7.0 million. This increase was primarily due to an increase in withholding taxes related to net settled equity awards.
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
Outstanding borrowings under the Revolving Credit Facility bear interest at either: (i) the base rate plus applicable margin ranging from 0.0% to 1.5% or (ii) the Secured Overnight Financing Rate (“SOFR”) plus applicable margin ranging from 1.0% to 2.5%, in each case depending on the net lease adjusted leverage ratio. As of September 24, 2025 and December 25, 2024, no amounts were outstanding under the Revolving Credit Facility.
The obligations under the Revolving Credit Facility are secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' direct and indirect subsidiaries, with certain exceptions.
The Revolving Credit Facility requires us to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios, as well as other customary affirmative and negative covenants. As of September 24, 2025, we were in compliance with all covenants.
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
Shake Shack Inc. Form 10-Q | 41

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
42 | Shake Shack Inc. Form 10-Q

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 24, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
Pursuant to Item 408(a) of Regulation S-K, the following officer(s) (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” during the thirteen weeks ended September 24, 2025 as follows:

Name	Position	Action	Adoption Date	Expiration Date	Aggregate Number of Securities to be Purchased/Sold
Stephanie Sentell	Chief Operations Officer	Adoption	8/25/2025	11/24/2026	2,482 shares to be sold(1)
(1)Includes 982 restrictive stock units that will vest on March 1, 2026.

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

Shake Shack Inc.
(Registrant)

Date: October 30, 2025	By:	/s/ Robert Lynch
Robert Lynch
Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: October 30, 2025	By:	/s/ Katherine I. Fogertey
Katherine I. Fogertey
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

46 | Shake Shack Inc. Form 10-Q