Form 10-K
period 2025-12-31
Shake Shack Inc.
filed 2026-02-26
CIK 1620533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, as of June 25, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $5,163,677,020, computed using the closing price on that day of $133.90. Solely for purposes of this disclosure, shares of common stock held by members part of the Voting Group pursuant to the Stockholders Agreement, as amended, of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of affiliates is not necessarily a conclusive determination for any other purposes.
As of February 18, 2026, there were 40,257,722 shares of Class A common stock outstanding and 2,434,789 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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
Originally founded in 2001 by Danny Meyer's Union Square Hospitality Group ("USHG"), which owns and operates some of New York City's most acclaimed and popular restaurants — such as Union Square Cafe and Gramercy Tavern, to name a few — Shake Shack began as a hot dog cart to support the rejuvenation of New York City's Madison Square Park through its Conservancy's first art installation, "I Y Taxi." The cart was an instant success, with lines forming daily throughout the summer months over the next three years. In response, the city's Department of Parks and Recreation awarded Shake Shack a contract to create a kiosk to help fund the park's future. In 2004, Shake Shack officially opened. It soon became a gathering place for locals and visitors alike, and a beloved New York City institution, garnering significant media attention, critical acclaim and a passionately devoted following. Since the original Shack opened in 2004 in Madison Square Park, the Company has expanded to 659 Shacks system-wide, of which 373 were Company-operated Shacks and 286 were licensed Shacks, including Shacks across London, Hong Kong, Shanghai, Singapore, Mexico City, Istanbul, Dubai, Tokyo, Seoul and more. Unless the context otherwise requires or unless specific reference is made to our licensed business, statements in this Part I of our Annual Report on Form 10-K refer to Shake Shack's Company-operated business.
WE STAND FOR SOMETHING GOOD
Our Purpose — Stand for Something Good: We will nurture the world’s communities by delivering exceptional food and hospitality. Everything that we do should be in service of our team members, guests, and communities. Our prosperity is a means to an end, with the end being improving the world in which we work, live, and play.
Our Mission — To bring the world’s best fine casual experience to as many guests, team members, and communities as possible and, in doing so, to bring pride to everyone in our company and to deliver a strong financial benefit for our team members and shareholders.

Shake Shack Inc. Form 10-K | 2

HUMAN CAPITAL MANAGEMENT

To ensure the near-term and long-term success of our business, we are focused on recruiting, developing. and rewarding high performing teams. Our teams are made up of people who have integrity, who are warm, motivated, self-aware, and intellectually curious alongside having the competencies and skills that continue to foster our growth. We believe this culture is fundamental to the way we operate our business, and a key driver of our ability to deliver great guest experiences, and therefore, successfully grow our footprint.
As of December 31, 2025, we had 13,873 team members, of whom 13,427 were hourly team members and Shack-level managers and 446 were Shack Support Center personnel.
Talent
We attract and recruit a workforce of top talent through employer branding, diversification of recruitment channels, and optimal recruiting practices to create a talent pipeline to support current staffing needs as well as enabling new Shack growth. At Shake Shack we foster an environment that attracts and welcomes individuals of all abilities, backgrounds, cultures, perspectives, skill sets, and experiences. Having a high performing and engaged workforce is important, and we seek to understand the needs of our teams through feedback to help to ensure they feel recognized, connected and proud to work at Shake Shack.
We are dedicated to providing content and experiences that develop and retain team members. At Shake Shack, we continue to rethink how we provide career growth opportunities with lattice mobility replacing the traditional promotion ladder to ensure team members continue to succeed in a market that is rapidly changing. We offer training programs to foster leaders from within, such as:
▪Our nine-week Rise program is created for exempt managers and California non-exempt managers and focuses on elevating leadership capabilities through coaching, building effective team environments, and driving meaningful business impact within the Shack.
▪Our nine-week Emerge program is targeted towards assistant general managers and is designed to empower them to influence their teams, drive accountability and deliver results through strategic, data-informed decisions.
▪Our 18-week Shift Up program is a leadership development program for early career Shack managers that provides training through cohort mentoring, business integration and real-world Shack experience to help improve their skill sets and grow their confidence to become senior leaders in our Shacks.
To make sure every Shake Shack team member at every level has a positive experience, we strive to build an inclusive workplace, where all team members have the support and resources they need to succeed and feel a sense of belonging. We foster this sense of belonging in part through our employee resource groups, which are open to all team members. Another way we support our team members is through the administration of our HUG Fund, a 501(c)(3) organization funded by and available for our team members. The HUG Fund provides timely financial assistance to team members impacted by emergency circumstances beyond their control and means.
We care about our team and are committed to setting them up for success at Shake Shack and in their future careers. In fiscal 2025, we promoted 3,720 people throughout our Company. We are proud of our leaders who graduate from hourly roles to managers, managers to General Managers and General Managers to regional leadership. This year, 61% of our new General Managers and 63% of new Area Directors were promoted from within.
Total Rewards
Our team members are at the center of all we do, and we remain committed to investing in their success and well-being. We continue to work diligently to ensure our team members have access to benefits to support their personal and family wellness and continue to explore new and meaningful ways to reward our high performing team members.
The following summarizes some of the benefits offered to eligible team members:

Shake Shack Inc. Form 10-K | 3

▪Comprehensive health insurance coverage and health and flexible spending accounts are offered to eligible team members working 25 hours or more each week.
▪We offer eligible team members a 401(k) plan that includes a competitive matching component to support and encourage retirement savings.
▪Our tipping availability has offered team members the opportunity for increased hourly wages and is optional if our guests are inclined to reward our teams for additional hospitality and service.
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
▪General Managers participate in our equity-based compensation program, empowering them to share in the success of our business.
GUEST EXPERIENCE

Danny Meyer's original vision of Enlightened Hospitality guided the creation of Shake Shack's unique culture. We believe that culture is the single most important factor in our success. To maintain this, we take care of our teams first and foremost, and this allows us to take care of our guests, our communities, our suppliers, and our shareholders. We strive to create a personalized experience for our guests at each of our Shacks around the world. We achieve this through innovations in service, trendsetting culinary innovation, and the design of warm community gathering places.
Engaging with our Guests
Shake Shack grew up alongside social media and we believe we have benefited from our close relationship with passionate fans who want to engage with us and share their real-time experiences. We're proud to be recognized by media, influencers, and creators alike, garnering attention around the world. Our positioning and brand voice, derived from the spirit, integrity and light-hearted nature of Shake Shack, are reinforced by our contemporary, responsible designs and hospitable team members. This identity also anchors our marketing efforts, with the heart of our marketing strategy to awaken the world to joyful eating through uplifting experiences, cultivating community and connecting with guests both in our Shacks and through digital channels.
Capitalizing on Our Brand Strength
Since 2004, Shake Shack has become a globally recognized brand with strong consumer awareness relative to our current footprint of 659 Shacks system-wide. We pride ourselves on providing a vibrant and authentic community gathering place that delivers an exceptional experience to our loyal guests. One great advantage for Shake Shack has been our birthplace and headquarters in New York City and our origination from a fine-dining company, which have contributed to influential media visibility and brand recognition. Shake Shack continues to receive recognition for being a fan and industry favorite, and was named to Restaurant Business' Top 500 Chain Restaurants and QSR Magazine's QSR 50 in 2025.
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
Brand Marketing Model
In 2025, we evolved our brand marketing model to create a durable, demand-driving engine that supports long-term sales growth, in part, by adopting a unified approach across advertising, paid media, insights & analytics, and earned/social engagement. As part of this evolution, we invested in paid media at scale for the first time supporting campaigns such as the Dubai Chocolate Shake, The Big Shack, and $1 soda in-app only promotion. The evolution of our brand marketing model has

Shake Shack Inc. Form 10-K | 4

informed our strategic brand positioning and selection of a new creative agency partner capable of elevating how we communicate the Shake Shack story.
Digital Evolution
We are building a digital guest experience that aims to turn every visit into a routine and every order into growth. By aligning our roadmap across guest journey improvement, loyalty, retention, and digital excellence, we’re creating a growth flywheel that drives both comparable and incremental sales. We are making investments to amplify Shake Shack’s hospitality through a platform where ordering is frictionless, returning is rewarding, and reliability makes us a part of our guests’ everyday lives. By weaving these priorities into one journey, we aim to scale growth of our digital channels and deepen loyalty. Our digital initiatives are defined by each of the following themes:
▪Personalization and Hospitality — Leveraging data and guest insights to anticipate needs, tailor experiences, and bring hospitality to our digital channels at scale. We aim to make each guest feel recognized and valued.
▪Rewarding Guests with Value — Creating meaningful motivating value exchanges that deepen loyalty and help guests choose Shake Shack in a crowded space.
▪Easy, Reliable and Delightful Experiences — Delivering a frictionless journey that is fast, intuitive and dependable across app and web. From improving efficiency and availability to seamless checkout and thoughtful user experience interfaces, we remove barriers and deliver experiences that keep guests coming back.

We are focused on driving traffic to our Company-owned app and web channels, including growing the number of app and web sessions by acquiring and converting users across our digital ecosystem. Our mobile app drives higher frequency and offers a better guest experience, which we will continue to invest in. We also continue to offer third-party delivery through Uber Eats, DoorDash, Grubhub and other third-party delivery providers.
Personalized Offers and Challenges
In 2025, we integrated our new offer management tool with our guest data platform and messaging platform to deliver personalized offers and challenges to targeted guest segments. This enabled our marketing team to tailor offers to specific guests based on that guest’s behavior in Shack Shack’s ecosystem, allowing our messaging and offers to be more efficient and drive incremental value. In addition to the back-end integration, we improved how users view and redeem offers on our mobile apps and website to make it a more user-friendly experience. The integration and improvements also enabled the capability to run “challenge” offers where a user is rewarded for performing specific actions over multiple visits to Shake Shack, for example, visit three times in 30 days for a free Shackburger.
Kiosk
In 2025 we continued to invest in the development of our kiosk platform including releasing the capability for guests to identify themselves at our kiosks. By simply entering their phone number at kiosk, guests are able to view a personalized kiosk experience, access tailored offers, and participate in the challenges mentioned above. This has increased engagement on our kiosks and improved our tracking of guest behavior across ordering channels. Additionally, we have made updates to the way users navigate our menu on kiosk, improving usability and merchandising of Shake Shack’s menu.
Culinary Innovation
Shake Shack's unique value proposition is partially defined by our roots in fine-dining, which inspire us to offer premium food and beverages, carefully crafted from a range of classic American foods. We embrace that heritage and are committed to sourcing premium ingredients while offering excellent value to our guests. Our core menu is inspired by elevated versions of American classics.
Fiscal 2025 represented a meaningful shift in how we develop and manage culinary innovation across the Company. We strengthened our culinary and menu strategy by building a dedicated team and implementing a more diligent approach to taste testing, validation, and product development. This included establishing a strategic culinary calendar planned 12 to 18 months in advance, supported by guest feedback and insights to ensure each item meets our standards for quality, execution, and guest appeal. This new process has enabled us to deliver a consistent pipeline of compelling limited-time offerings across burgers and sandwiches, sides, shakes, and beverages, while reinforcing the quality of our food and our fine-casual positioning. Importantly,

Shake Shack Inc. Form 10-K | 5

we have shifted the way we think about culinary innovation—viewing it not only as a product development function but as a core driver of guest traffic and sales mix.
Shack-Wide Limited Time Offerings ("LTO")
Our LTO program generally features a new, premium burger or chicken sandwich, special side innovation, and unique beverages and shakes for varying periods of time throughout the year. In fiscal 2025, these offerings highlighted several distinct culinary themes and showcased bold flavors and premium ingredients.
▪Black Truffle Menu — From September 2024 through April 2025, we reintroduced our beloved Black Truffle sauce made with real black truffle oil, with Black Truffle ShackStack as an option, combining our iconic ‘Shroom burger with one of our 100% Angus beef patties.
▪Summer BBQ Menu — In April, we brought back our seasonal BBQ flavors across burgers and new chicken sandwiches, complemented by sides of Fried Pickles and Spicy Fries, showcasing our signature Shack-crafted sauces and craveable combinations for the summer season.
▪Dog Days — In July, we launched a limited-time hot dog menu featuring elevated, inventive toppings, providing guests with unique options beyond our core burger and chicken offerings.
▪French Onion Menu — In September, we launched the French Onion Burger, 'Shroom, and ShackStack along with accompanying sides including Onion Rings and Parmesan Garlic Fries, bringing rich, fine-dining-inspired flavors to our LTO offerings. Onion Rings were so well received by our guests that they will join the core menu permanently in 2026.
▪Big Shack — In November, we introduced a more deluxe version of our famous ShackBurger made with two 100% Angus beef patties split between three layers of bun and topped with our secret sauce, lettuce, American cheese, pickles, onions, and tomatoes.
▪Beverage and Dessert Innovation — Throughout fiscal 2025, we continued to expand our beverage innovation pipeline, highlighted by the Dubai Chocolate Pistachio Shake, one of our strongest Shake LTOs to date. Following the success of the Dubai Chocolate Pistachio Shack, we added the same crackable feature to one of our holiday Shake LTOs - the Peppermint Bark Chocolate Shake. We also offered a Mini Raspberry Popping Boba add-on for lemonades and iced teas, delivering a premium and fun sensory surprise.
Engaging the Community
Community and Charitable Partners
We regularly serve our communities in a variety of ways including Donation Days to show support for local schools and organizations. Guests who participate in these fundraisers have a portion of their order totals donated to a local nonprofit by mentioning the fundraiser when placing an order in-Shack or using a fundraiser code on the Shack app, website, or kiosk for pick-up or delivery. In 2025, Donation Days supported several of our Shack communities in need following disasters, including the Los Angeles-area wildfires and floods in North Carolina. For new Shack openings, we partner with local charities to donate $1 from each designated menu item sold on opening day. In some markets, we have existing tenured partnerships with organizations and in other markets we are building new relationships in our local communities as we open Shacks.
A Warm Community Gathering Place
Our Shacks are so much more than a place to get burgers, fries and shakes; they’re places for the community to gather. We place a high premium on connecting with our communities through the physical design of our Shacks and by the local causes we support. Each Shack is designed to convey a consistent brand message while also tailoring marketing efforts to its specific region. We may offer menu items that feature ingredients and beers specific to a Shack's community, and we may team up with local chefs and restaurants to offer our guests unique, collaborative menu items. We also collaborate with local artists and designers to bring beautiful artwork and installations to our Shacks. We participate in local celebrations and develop relationships within the community, helping position Shake Shack as a premium brand that is connected to its neighborhoods.

Shake Shack Inc. Form 10-K | 6

DEVELOPMENT

During fiscal 2025, we focused our development strategy on improving how we build and open Shacks, which included reducing build costs, implementing strategies to better predict and forecast timelines and manage our supply chain, evolving our design efforts to standardize key components of our Shacks while maintaining brand quality and guest experience, and opening a mixed portfolio of formats that allowed us to maximize our potential in each market. We opened 80 net new system-wide Shacks, which included 44 net Company-operated and 36 net Licensed Shacks. We believe we remain well-positioned to continue significant, sustainable financial growth and we plan to continue to execute our growth strategies.
Company-Operated Shacks
We continued to expand our Company-operated footprint with 45 new-Shack openings for the year, our largest class of openings to date. These openings advanced our disciplined growth strategy and extended our presence across a broader set of markets, particularly outside the Northeast. As we grow, we remain focused on building a scalable foundation that supports our long-term opportunity, including our target to reach approximately 1,500 Company-operated Shacks, reflecting significant whitespace across both established and new U.S. markets. As of December 31, 2025 we had 373 Company-operated Shacks.
Building a Scalable Pipeline
Throughout 2025, we strengthened the capabilities that underpin our development strategy. Our real estate team continued to leverage data analytics, traffic and demographic insights, and stronger developer partnerships, and expanded local brokerage relationships to support high-quality site selection. We anticipate that these efforts will contribute to a strong future pipeline and reinforce our ability to deploy capital efficiently as we scale.
We made further progress in reducing development costs and delivered approximately 20% reduction in net cost-to-build for the year, despite continued inflationary pressures across the industry. In fiscal 2025, average investment cost was approximately $2.3 million, or approximately $1.9 million net of tenant improvement allowances received from our landlords. We lowered our build costs by implementing further standardization, including our first free-standing drive thru prototype. We further refined key building systems, improving the cost profile on finishes, as well as making meaningful improvements to interior furniture, kitchen equipment optimization, signage, and mechanical, electrical, and plumbing systems across all formats.
Gross investment cost of a new Shack, which includes costs related to leasehold improvements, furniture, fixtures and equipment ranged from approximately $1.6 million to $4.1 million in fiscal 2025. Shacks opened in fiscal 2025 took between 15 and 51 weeks to build. One Shack experienced an extended build time largely due to landlord and utility company delays. Excluding this Shack, the Shack class of 2025 took between 15 and 37 weeks to build. Shacks opened in fiscal 2024 took between 14 and 39 weeks to build. In fiscal 2026, we look forward to unlocking further opportunities for improving on how we build our Shacks including continuing our efforts to maintain our build cost structure and deliver strong cash-on-cash return across accelerated growth in new Shacks.
Executing a Multi-Format Strategy
We are focused on creating a balanced portfolio of Shacks across multiple formats and improving how we build our Shacks. In 2025, we continued to refine our multi-format approach, including core urban locations, suburban drive-thrus, small-format Shacks, and select flagship experiences. Innovation remained central to this strategy, with meaningful progress in kitchen design, equipment optimization, and standardized production models, all aimed at unlocking higher throughput and improved unit-level performance. Our first-of-its-kind Shack at The Battery in Atlanta showcased the benefits of this work, featuring a new equipment package, operational enhancements, and a broadened beverage platform, including a full bar, that delivered strong volumes.
Optimizing our Portfolio
Alongside our investments in new Shacks, we continued to reinvest in our existing Shacks to maintain operational excellence and deliver consistent guest experiences. In 2025, we deployed capital towards facility upgrades, remodels, and ongoing digital enhancements, including improvements to kiosk functionality and reliability. As our portfolio expands and matures, these reinvestments remain central to sustaining high standards across our system, supporting strong operations, guest experience

Shake Shack Inc. Form 10-K | 7

and sales growth. Together, our development, innovation, and operational initiatives position us to continue driving long-term growth and attractive unit-level economics across our Company-operated footprint.
Growing Our Licensed Shack Business
Our licensed business continues to serve as a key driver for enhancing brand visibility through iconic flagships in major cities around the world. During 2025, we expanded our global footprint through disciplined partner selection and strong performance from both new and existing markets. As of December 31, 2025 we had 286 licensed Shacks in operation.
Internationally, fiscal 2025 was marked by continued expansion, format development, and menu innovation. We opened 36 new licensed Shacks across 12 countries, including four in China and Hong Kong, where new product introductions, most notably our first-ever fish sandwich, generated significant guest adoption and informed subsequent product rollouts. Growth in Canada, Japan, and other regions exceeded expectations, and we signed several new long-term development agreements, including a plan to open 15 Shacks in Vietnam with Maxim's and a 12-Shack partnership in Panama with Grupo Attie–Multifood Enterprises. During fiscal 2025, we permanently closed three of our international licensed Shacks.
Domestically, we opened four licensed Shacks and expanded our footprint in major airports, travel plazas, and high-traffic entertainment venues, benefiting from strong demand driven by elevated leisure and business travel. Our partnership with Delta Air Lines grew meaningfully in 2025, with Shake Shack now served in select routes across flights originating from 13 domestic airports via First Class pre select and supported by strong guest feedback. In addition, we executed new licensing agreements with Union MAK Corporation to bring Shake Shack to Hawaii and also with PENN Entertainment to bring Shake Shack to 10 U.S. casino properties, expanding our nontraditional format growth and aligning with our strategy of entering high-volume destinations through experienced operators. During fiscal 2025, we permanently closed one of our domestic licensed Shacks.
OPERATIONS

At Shake Shack, we believe our success depends upon maintaining efficient and nimble operations. Just as we invest in our menu items, digital offerings, drive-thru and in-Shack experiences, we take special care to ensure our supply chain, distribution, quality assurance and management information systems are constantly being evaluated and streamlined to ensure cohesiveness.
Optimize Restaurant Operations
We continue to drive profitability through a focus on developing our team members, reinforcing performance accountability, and executing with operational excellence. In fiscal 2025, we strengthened the foundation of our business by executing on initiatives that improved efficiency, operational consistency, and the overall guest experience. We implemented a performance scorecard that drives accountability and visibility across our Shacks, helping to drive improvements in guest experience and overall profitability. To ensure that our teams are equipped to provide exceptional service, we invested in tools that empower our teams to operate more efficiently, including smarter scheduling systems and targeted coaching. These efforts have contributed to stronger performance across key operational metrics, including labor optimization, speed of service, and order accuracy. As we continue to strengthen productivity and operational discipline, we are also seeing corresponding improvements in guest experience metrics. We remain focused on identifying and executing opportunities to streamline our operations, including optimizing staffing levels, refining processes, and consistently delivering an elevated guest experience.
Sourcing and Supply Chain
We pride ourselves on sourcing premium ingredients from partners who share our dedication to quality, such as 100% all-natural proteins with no added hormones, that are humanely raised and source-verified. We are currently sourcing 100% cage-free eggs across our domestic supply chain. We continue to strive to improve our sourcing practices across our international supply chain while maintaining the quality and standards we are known for.
Our domestic regional strategy for ground beef production is designed to help ensure we consistently serve freshly ground beef at our domestic Shacks. As of December 31, 2025, we have 11 approved raw beef suppliers and seven approved ground beef

Shake Shack Inc. Form 10-K | 8

processors in the U.S. who produce our burgers on a daily basis. To ensure quality, we maintain strict standards for selecting and contracting domestic suppliers for our major ingredients, including beef patties, chicken, crinkle cut fries, potato buns, custard, portobello mushrooms and cheese sauce.
We believe we have developed a reliable supply chain, but have also taken strides to identify alternative sources to help mitigate business risk and optimize costs, including diversifying our supplier base and supplier footprint, and optimizing logistics. As Shake Shack continues to grow, we aim to refine ingredients and products to improve consistency and reduce back of house labor inputs, unlock transportation and logistics efficiencies, and enhance sourcing discipline through structured bid processes. Refer to "Risks Related to Our Growth Strategies and Operations", in Item 1A, Risk Factors, for additional information relating to our suppliers.
Distribution
We have a centralized distribution process with one distributor, which we refer to as our "broadline" distributor, to provide nearly all of our food distribution services in the U.S. As of December 31, 2025, approximately 95% of certain food and beverage ingredients including chicken, fries and custard were fulfilled through our broadline distributor for distribution and delivery to each Company-operated Shack which collectively represents approximately 42% of our total purchases.
As of December 31, 2025, we were utilizing 20 affiliated distribution centers to supply our Company-operated Shacks. We recognize that the safety and consistency of our products begins with our suppliers, and therefore, we require our suppliers to meet certain criteria and strict quality control standards in the production and delivery of our food and other products. Additionally, we regularly evaluate our broadline distributor to ensure the products we purchase conform to our standards and contracted prices are fair and competitive.
Food Safety and Quality Assurance
Food safety is our top priority. We have rigorous quality assurance and food safety protocols in place throughout our supply chain and in our Shacks. We conduct quarterly, third-party food safety assessments of our Shacks, utilize technology to manage and document food safety procedures, and ensure appropriate corrective actions are implemented for any noncompliance findings. In fiscal 2025, we implemented Belltower Instant Recall System, an industry-leading system for communicating product recalls from supplier to distributor to restaurant level. The implementation of this system improves our ability to react to and communicate any ingredient recalls with our Shacks.
We have a comprehensive supplier and ingredient selection process, and we maintain a list of approved suppliers that meet our standards. We thoroughly review the results of suppliers' internal and external quality audits, insurance coverage, and track record on an on-going basis. To stress test for exceptional scenarios, we conduct mock food recalls across a selection of our suppliers on a quarterly basis. We have developed and implemented training and operating standards related to the food preparation, cleanliness and safety in each Shack, and we have a dedicated Quality Assurance team.
Environmental Responsibility
We focus on environmental responsibility across our operations, including with respect to ingredients, where we are committed to sourcing premium ingredients from like-minded suppliers. We remain dedicated in our efforts to reduce our environmental footprint by using streamlined and minimal packaging elements and continue to use more sustainable, certified packaging materials whenever possible. We track and calculate scope 1 and scope 2 greenhouse gas emissions to publicly report in compliance with industry standards and assess our emissions year-over-year.
Management Technology Services
During fiscal 2025, we advanced our digital guest experience, operator tools, and underlying technology platforms to support scalable growth and enhance operational performance. On the guest-facing side, we introduced behavior-based promotions, strengthened guest recognition on kiosks, and improved the digital ordering experience. Foundational improvements to kiosk performance, fraud prevention, and development processes further increased scalability of our digital platform. We also

Shake Shack Inc. Form 10-K | 9

advanced our enterprise operational and analytics strategy to strengthen data-driven decision-making across the organization. We further advanced the technology backbone that supports enterprise operations and restaurant systems.
As cybersecurity threats continue to increase in sophistication and frequency, we remained focused on strengthening our cyber maturity and safeguarding guest and Company data and continue to invest in our security and technology infrastructure and enhancing threat detection capabilities.
As artificial intelligence becomes more embedded in business operations, we expanded our governance framework for artificial intelligence technologies, including updating our business-use policy and implementing guardrails that promote responsible adoption in alignment with emerging regulatory expectations.
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
We see ourselves as well-positioned to continue our market growth, as we believe consumers will keep seeking higher quality offerings, especially given an increasing consumer focus on responsible sourcing, ingredients and preparation. Additionally, we place a focus on culinary innovation to ensure our menu offerings stand out from those of our competitors. We believe that many consumers want to associate with brands whose ethos matches their own, and that Shake Shack, with our purpose to Stand For Something Good, reflects the values of conscientious consumers.
INTELLECTUAL PROPERTY

Since our inception, we have strategically and proactively developed our intellectual property portfolio by registering our trademarks and service marks worldwide. As of December 31, 2025, we had 29 registered marks domestically, including registrations of our core marks ("Shake Shack," "Shack Burger," "" and "") and certain other marks, such as Stand for Something Good. Internationally, we have registered our core marks in 85 countries spanning six continents. These marks are registered in multiple international trademark classes, including for restaurant services, food services, non-alcoholic beverages and apparel. We also own the domain www.shakeshack.com, as well as over 420 other domain names for use in other markets.
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

Shake Shack Inc. Form 10-K | 10

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
INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The name, age and position held by each of our named executive officers as of December 31, 2025 is set forth below.

Name	Age	Position
Robert Lynch	49	Chief Executive Officer and Director
Stephanie Sentell	47	Chief Operations Officer
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

Shake Shack Inc. Form 10-K | 11

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
We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, and press and earnings releases as part of our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by subscribing to email alerts. We also make certain corporate governance documents available on our investor relations website, including our corporate governance guidelines, board committee charters, code of business conduct and ethics, as well as certain Company policies.
The contents of our website are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Shake Shack Inc. Form 10-K | 12

Item 1A. Risk Factors.
Described below are risks that we believe apply to our business and the industry in which we operate. You should carefully consider each of the following risk factors in conjunction with other information provided in this Annual Report on Form 10-K and in our other public disclosures. The risks described below highlight potential events, trends, or other circumstances that could adversely affect our business, reputation, financial condition, results of operations, cash flows, liquidity or access to sources of financing, and consequently, the market value of our Class A common stock. These risks could cause our future results to differ materially from historical results and from guidance we may provide regarding our expectations of future financial performance. The risks described below are not the only risks we may face and additional risks not currently known to us or that we presently deem immaterial may emerge or become material at any time.
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
▪Our marketing strategies and channels will evolve and our programs may not be successful.
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
▪The digital and delivery strategy, related expenses, execution and expansion thereof, is uncertain and subject to risk.
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

Shake Shack Inc. Form 10-K | 13

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
▪Our stock price could be extremely volatile, and, as a result, stockholders may not be able to resell shares at or above their purchase price.
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
▪If we fail to develop and maintain effective internal controls over financial reporting, our ability to produce timely and accurate financial information or comply with Section 404 of the Sarbanes-Oxley Act of 2002 could be impaired, which could have a material adverse effect on our business and stock price.
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

Shake Shack Inc. Form 10-K | 14

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
▪Grow same-Shack sales, which represents the change in year-over-year revenues for Company-operated Shacks open for 24 full months or longer.
▪Enhancing our guest experience and optimizing our Shack operations to increase guest frequency and drive greater sales and profitability.
▪Menu innovation, with a focus on LTOs to increase guest frequency.

We may experience challenges in achieving the goals we have set and we may be unsuccessful in executing our strategies once identified and we will be required to make significant capital expenditures to pursue these goals. Conversely, we may also execute on poorly designed strategies that prove to be ineffective or require us to make substantial changes to our strategies in order to produce the desired results. Our strategies may expose us to additional risks and strategies that have been successful for us in the past may fail to be so in the future or may be more expensive than we currently anticipate. We may incur significant costs and damage our brand if we are unable to identify, develop, and execute appropriate business strategies, which could have a material adverse effect on our business, financial condition and results of operations.
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
▪shortages of construction labor, materials, or restaurant equipment;
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

Shake Shack Inc. Form 10-K | 15

▪failure of the landlords to timely deliver real estate to us and other landlord delays;
▪proximity of potential sites to an existing Shack, and the impact of cannibalization on future growth;
▪anticipated commercial, residential and infrastructure development near our new Shacks; and
▪cost and availability of capital to fund construction costs and pre-opening costs.

Accordingly, we cannot assure you that we will be able to successfully expand as we may not correctly analyze the suitability of a location or anticipate all of the challenges imposed by expanding our operations. We have closed underperforming Company-operated Shacks, and, if we identify other underperforming Shacks in the future, we may choose to close them, as a result. Our growth strategy, and the substantial investment associated with the development of each new Company-operated Shack, may cause our operating results to fluctuate and be unpredictable or adversely affect our profits. In addition, we may find that our concept has limited appeal in new markets or we may experience a decline in the popularity of our concept in the markets in which we operate. If we are unable to expand in existing markets or penetrate new markets, our ability to increase our revenues and profitability may be materially harmed or we may face losses.
Our plans to open new Shacks, the ongoing need for capital expenditures at our existing Shacks and our ongoing digital enhancements require us to spend capital.
Our growth strategy depends on opening new Shacks in various formats and continuing our digital evolution, which will require us to use cash flows from operations. Our drive-thru formats are larger than our traditional Shacks, which can result in higher real estate costs and require additional infrastructure and construction costs. We cannot assure that cash flows from operations will be sufficient to allow us to implement our growth strategy. If these funds are not allocated efficiently among our various projects, or if any of these initiatives prove to be unsuccessful, we may experience reduced profitability and we could be required to delay a project or delay, significantly curtail, or eliminate planned Shack openings, which could have a material adverse effect on our business, financial condition and results of operations.
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
We plan to open Company-operated Shacks in markets where we have little or no operating experience. Shacks we open in new markets may take longer to reach expected Shack sales and profit levels on a consistent basis, may be less profitable on average than our current base of Shacks, and may have higher construction, occupancy or operating costs than Shacks we open in existing markets. New markets may have competitive conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets. We may need to make greater investments than we originally planned in advertising and promotional activity in new markets to build brand awareness. We may find it more difficult in new markets to hire, motivate and retain qualified team members who share our values. We may also incur higher costs from entering new markets if, for example, we assign area directors to manage comparatively fewer Shacks than we assign in more developed markets. Also, until we attain a critical mass in a market, the Shacks we do open may incur higher food distribution costs and reduced operating leverage. As a result, these new Shacks may be less successful or may achieve target Restaurant-level profit margins at a slower rate, if ever. If we identify these Shacks as underperforming, we may choose to close them, as a result. If we do not successfully execute our plans to enter new markets, our business, financial condition or results of operations could be adversely affected.
Our failure to manage our growth effectively could harm our business and operating results.
Our growth plan includes opening a large number of new Shacks. Our existing personnel, management systems, financial and management controls and information systems may not be adequate to support our planned expansion. Our ability to manage

Shake Shack Inc. Form 10-K | 16

our growth effectively will require us to continue to enhance these systems, procedures and controls, and to locate, hire, train and retain management and operating personnel, particularly in new markets. We may not be able to respond on a timely basis to all of the changing demands that our planned expansion will impose on management and on our existing infrastructure, or be able to hire or retain the necessary management and operating personnel, which could harm our business, financial condition or results of operations. These demands could cause us to operate our existing business less effectively, which in turn could cause a deterioration in the financial performance of our existing Shacks. If we experience a decline in financial performance, we may decrease the number of or discontinue Shack openings, or we may decide to close Shacks that we are unable to operate in a profitable manner.
New Shacks, once opened, may not be profitable, and may negatively affect Shack sales at our existing Shacks.
Our results have been, and in the future may continue to be, significantly impacted by the timing of new Shack openings (often dictated by factors outside of our control), including landlord, construction and permitting delays, associated Shack pre-opening costs and operating inefficiencies, as well as changes in our geographic concentration. We typically incur the most significant portion of pre-opening costs associated with a given Shack within the several months preceding the opening of the Shack. Our experience has been that labor and operating costs associated with a newly opened Shack for the first several months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of Shack sales. Our new Shacks take a period of time to reach target operating levels due to inefficiencies typically associated with new Shacks, including the training of new personnel, new market learning curves, inability to hire sufficient qualified staff and other factors. We may incur additional costs in new markets, particularly for transportation and distribution, which may impact the profitability of those Shacks. Although we have specific target operating and financial metrics, new Shacks may not meet these targets or may take longer than anticipated to do so. If we identify these new Shacks as underperforming, we may choose to close them, as a result. Any new Shacks we open may not be profitable or achieve operating results similar to those of our existing Shacks, which could adversely affect our business, financial condition and results of operations.
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
Our marketing strategies and channels will evolve and our programs may not be successful.
Shake Shack is a growing brand, and we incur costs and expend other resources in our marketing efforts to attract and retain guests. Our strategy has historically included public relations, digital and social media, promotions, commercials on streaming platforms, and in-store messaging, which typically require less marketing spend as compared to traditional marketing programs. As we continue to execute on our growth strategy, we expect to increase our investment in advertising and promotional activities, and may change our marketing model, including targeted marketing offers to unique guest segments and incentivizing and rewarding loyal guests.
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
We pride ourselves on sourcing premium ingredients from like-minded producers — 100% all-natural proteins with no added hormones that are humanely raised and source verified. We are dedicated to using sustainable materials and equipment whenever possible, and distinctive furniture and fixtures that advance our sustainability initiatives, as well as being committed to achieving ethical and humane practices for the animals in our supply chain. We also strive to be the best employer and a good citizen in each community we call home.

Shake Shack Inc. Form 10-K | 17

We do, however, face many challenges in carrying out our purpose to Stand For Something Good. We incur higher costs and other risks associated with purchasing high quality ingredients grown or raised with an emphasis on quality and responsible practices and paying highly competitive compensation to our team members. As a result, our food and labor costs may be significantly higher than other companies who do not source high quality ingredients or pay above minimum wage. Additionally, the supply for high quality ingredients may be limited and it may take us longer to identify and secure relationships with suppliers that are able to meet our quality standards and have sufficient quantities to support our growing business. If we are unable to obtain a sufficient and consistent supply for our ingredients on a cost-effective basis, our food costs could increase or we may experience supply interruptions which could have an adverse effect on our operating margins. Additionally, some of our competitors have announced initiatives to offer better quality ingredients. If this trend continues, it could further limit our supply for certain ingredients and we may lose our competitive advantage as it will be more difficult to differentiate ourselves.
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
We have a limited number of suppliers for our major ingredients, including beef patties, chicken, potato buns, custard, portobello mushrooms and cheese sauce. During fiscal 2025, we purchased our (i) ground beef patties from 11 approved ground beef processors, with approximately 38% of our ground beef patties from one supplier; (ii) chicken breasts from two suppliers; (iii) potato buns from two suppliers; (iv) custard base from three suppliers; (v) 'Shroom Burgers from one supplier; (vi) crinkle cut fries from three suppliers; and (vii) ShackSauce from one supplier. Due to this concentration of suppliers and our food quality expectations, the cancellation of our supply arrangements with any one of these suppliers or the disruption, delay or inability of these suppliers to deliver these major products to our Shacks may materially and adversely affect our results of operations while we establish alternate distribution channels. In addition, if our suppliers fail to comply with food safety or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted. We cannot assure you that we would be able to find replacement suppliers on commercially reasonable terms or a timely basis, if at all.
If there is a supply issue with all U.S. raw beef, we have 23 approved raw beef suppliers and 14 approved beef processors in other countries. The risks to using international suppliers are shipping lead time, shipping costs, potential import duties, and U.S. customs delays. Should there become a need to utilize international suppliers, it is unknown at this time how long it would take and at what cost imports would be, but the delay and cost would likely be adverse to our business.
Our burgers depend on the availability of our proprietary ground beef blend. Availability of our blend depends on two different components: raw material supplied by the slaughterhouses and ground and formed beef patties supplied by regional processors who further process and convert whole muscle purchased from the slaughterhouses. The primary risk we face is with our regional processors. If there is an interruption of operation at any one of our regional processor's facilities, we face an immediate risk because each Shack typically has less than three days of beef patty inventory on hand. However, we have agreements with our regional processors to provide an alternate back-up supply in the event of a disruption of operations at one of our beef processors through our broadline distributor's network, but there would be a delay in availability due to production and shipping.
We contract with one distributor, which we refer to as our "broadline" distributor, to provide virtually all of our food distribution services in the United States. As of December 31, 2025, approximately 95% of certain food and beverage ingredients, including

Shake Shack Inc. Form 10-K | 18

chicken, fries, and custard, collectively representing approximately 42% of our purchases, were processed through our broadline distributor for distribution and delivery to each Shack. As of December 31, 2025, we utilized 20 affiliated distribution centers and each distribution center carries two to three weeks of inventory for our core ingredients. In the event of a catastrophe, such as a fire, our broadline distributor can supply the Shacks affected by their respective distribution center from another affiliated distribution center. If a catastrophe were to occur at the distribution centers that service the Shacks located in New York and northern New Jersey, or California, we would be at immediate risk of product shortages because these distribution centers supply approximately 21% of our Company-operated Shacks as of December 31, 2025.
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
We rely, in part, on our licensees and the manner in which they operate their Shacks to develop and promote our business. As of December 31, 2025, 11 licensees operated all of our domestic licensed Shacks and 10 licensees operated all of our international licensed Shacks, with one such licensee operating 30% of our international licensed Shacks and one such licensee operating 30% of our domestic licensed Shacks. Our licensees are required to operate their Shacks according to the specific guidelines we set forth, which are essential to maintaining brand integrity and reputation, all laws and regulations applicable to Shake Shack and its subsidiaries, and all laws and regulations applicable in the countries in which Shake Shack operates. We provide training to these licensees to integrate them into our operating strategy and culture. However, since we do not have day-to-day control over these Shacks, we cannot give assurance that there will not be differences in product and service quality, operations, labor law enforcement, marketing or that there will be adherence to all of our guidelines and applicable laws at these Shacks. In addition, if our licensees fail to make investments necessary to maintain or upgrade their Shacks, guest preference for the Shake Shack brand could suffer. Failure of these Shacks to operate effectively could adversely affect the results of operations from our licensed business or have a negative impact on our reputation.
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
We take great pride in our culture and believe that it is an extremely important factor in our success. We believe that our purpose to Stand For Something Good creates a truly differentiated experience for our guests and is one of the reasons guests choose to

Shake Shack Inc. Form 10-K | 19

dine with us and team members choose us as a place of employment. If we are unable to maintain our culture, especially as we continue to rapidly grow and expand in new markets, our reputation may be damaged, we may lose the trust of our guests, team member morale may be diminished, and we may experience difficulty recruiting and retaining qualified team members. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.
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
Regardless of the source or cause, any report of food-borne illnesses or food safety issues, whether or not accurate, at one or more of our Shacks, including Shacks operated by our licensees, could adversely affect our brand and reputation, which in turn could result in reduced guest traffic and lower sales. We may also have a difficult time recovering from a food-borne illness incident and may be required to incur significant costs to repair our reputation.
If any of our guests become ill from food-borne illnesses, we could be forced to temporarily close one or more Shacks, or choose to close as a preventative measure, if we suspect there was a pathogen in our Shacks. Furthermore, any instances of food contamination, whether or not at our Shacks, could subject us or our suppliers to voluntary or involuntary food recalls and the costs to conduct such recalls could be significant and could interrupt our supply to unaffected Shacks or increase the cost of our ingredients.
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
In many markets, competition for qualified individuals is intense and we may be unable to identify and recruit a sufficient number of individuals to meet our growing needs, especially in markets where our brand is less established. As a result, because we aim to hire the best people, we may be required to pay higher wages and provide greater benefits. Our commitment to taking care of our team members may cause us to incur higher labor costs compared to our competitors. Additionally, several states in which we operate have enacted minimum wage increases and it is possible that other states or the federal government could also enact minimum wage increases, scheduling and benefit changes, and increased health care and workers' compensation insurance costs. Such increases have and may continue to cause an increase to our labor and related expenses and cause our Restaurant-level profit margins to decline.

Shake Shack Inc. Form 10-K | 20

In addition to the expected increased costs of labor, if we are unable to identify and recruit a sufficient number of individuals to meet our growing needs, we may need to decrease the operating hours of some of our Shacks, which would result in lost sales.
We place a heavy emphasis on the qualification and training of our team members and spend a significant amount of time and money training our team members. Any inability to recruit and retain qualified individuals may result in higher turnover, increased labor costs, and delays in planned openings of new Shacks, which could compromise the quality of our service and could adversely affect our business, financial condition, and results of operations.
Increased food commodity and energy costs could decrease our Restaurant-level profit margins or cause us to limit or otherwise modify our menu, which could adversely affect our business.
Our profitability depends, in part, on our ability to anticipate and react to changes in the price and availability of food commodities, including among other things beef, poultry, fries, grains, dairy, and produce. Prices may be affected due to market changes, increased competition, the impacts of tariffs or the responses of other governments consumers or suppliers to U.S. imposed tariffs, shortages or interruptions in supply due to weather, disease or other conditions beyond our control, or other reasons. Additionally, we are heavily impacted by inflation across our basket with the largest impact on our cost of beef. As of December 2025, the U.S. Bureau of Labor and Statistics reported increases in year-on-year inflation of 4.1% in the Food Away From Home index and 3.3% in the Limited-Service Meals index.
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
Our profitability is also adversely affected by increases in the price of utilities, such as natural gas, electric, and water, whether as a result of inflation, shortages or interruptions in supply, or otherwise. Our ability to respond to increased costs by increasing menu prices or by implementing alternative processes or products will depend on our ability to anticipate and react to such increases and other more general economic and demographic conditions, as well as the responses of our competitors and guests. All of these things may be difficult to predict and beyond our control. In this manner, increased costs could adversely affect our results of operations.
Additionally, with elevated inflationary pressures across the business, we face an above average risk that we will have to renegotiate contracts and agreements with suppliers on a more frequent basis. Shortened windows of certainty can impact our ability to plan our business from a supply and profitability perspective and we face greater risk of margin volatility.
The digital and delivery strategy, related expenses, execution and expansion thereof, is uncertain and subject to risk.
We continue to execute upon our digital strategy, including the continued integration of our data platforms enabling segmentation and targeted marketing strategies. We believe these digital investments to be a critical differentiator for our business, creating the opportunity to drive greater engagement and frequency with both new and existing guests. As the digital space around us continues to evolve, our technology needs to evolve concurrently to stay competitive with the industry. If we do not maintain and

Shake Shack Inc. Form 10-K | 21

innovate our digital systems that are competitive with the industry, and as we face execution risks around upgrades of existing and new digital platforms, our digital business may be adversely affected, which could damage our financial condition, and results of operations. We rely on third-party service providers for our ordering and payment platforms relating to our mobile app and kiosks. Such services performed by these third parties could be damaged or interrupted by technological issues, which could then result in a loss of sales for a period of time. We also could see higher costs from our digital partners which we may not be able to fully offset by price. Information processed by these third parties could also be impacted by cyber attacks and guest credit card fraud, which could not only negatively impact our sales, but also harm our brand image.
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
Third-party delivery services within the restaurant industry is a competitive environment and includes a number of players competing for market share. If our third-party delivery partners fail to effectively compete with other third-party delivery providers in the sector, our delivery business may suffer resulting in a loss of sales. If any third-party delivery provider we partner with experiences damage to their brand image, we may also see ramifications due to our partnership with them. Additionally, some of our competitors have greater financial resources to spend on marketing and advertising around their digital and delivery campaigns than we are able to at this time. Should our competitors increase their spend in these areas, or if our advertising and promotions are less effective than our competitors, there could be an adverse impact on our business in this space. Third-party delivery services within the restaurant industry typically charge restaurants a fee per order. We currently have contracts with our major delivery service providers for a fixed period of time. However, there is uncertainty as to how these fees will evolve. In fiscal 2025, we continued with the implementation of menu price increases on our third-party delivery platforms to help offset a portion of this fee; the higher menu prices could result in loss of sales.
We face significant competition for guests, and if we are unable to compete effectively, our business could be adversely affected.
The restaurant industry is intensely competitive with many well-established and new companies that compete directly and indirectly with us with respect to taste, menu, price, food quality, service, value, design, and location. We compete in the restaurant industry with multi-unit national, regional and locally-owned and/or operated limited-service restaurants, and full-service restaurants. We compete with (i) restaurants, (ii) other fast casual restaurants, (iii) quick service restaurants, and (iv) casual dining restaurants. Our competitors may operate company-owned restaurants, franchised restaurants or some combination. Many of our competitors offer breakfast, lunch and dinner, as well as dine-in, carry-out and delivery services. We may also compete with companies outside of the traditional restaurant industry, such as grocery store chains, meal subscription services and delicatessens, especially those that target guests who seek high-quality food, as well as convenience food stores, cafeterias and other dining outlets. Many of our competitors have existed longer than we have and may have a more established market presence, better locations and greater name recognition nationally or in some of the local markets in which we operate or plan to open Shacks. Some of our competitors may also have significantly greater financial, marketing, personnel and other resources than we do. They may also operate more restaurants than we do and be able to take advantage of greater economies of scale than we can given our current size.
Many of our competitors emphasize low cost "value meal" menu items or other programs that provide price discounts on their menu items. From time to time, we may run value offers and promotions that may not be as successful as our competitors. We also face increasing competitive pressures from some of our competitors who have announced initiatives to offer better quality ingredients.
Changes in consumer tastes, nutritional and dietary trends, traffic patterns and the type, number, and location of competing restaurants often affect the restaurant business. Our sales could be impacted by changes in consumer preferences in response

Shake Shack Inc. Form 10-K | 22

to dietary considerations, including the use of semaglutides or preferences regarding items such as calories, sodium, carbohydrates or fat. Our competitors may react more efficiently and effectively to these changes than we can. We cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions or our ability to adapt our menu items to trends in eating habits.
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
Disease outbreaks have historically posed significant challenges to public health and economic stability, with varying impacts depending on the nature of the disease and the responses undertaken. For example, changes in behavior and routine may disrupt consumer activity and foot traffic in our Shacks, such as remote and hybrid work practices.
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

We do not own any real property and all of our Company-operated Shacks are located on leased premises. The leases for our Shacks generally have initial terms ranging from ten to fifteen years and typically include two five-year renewal options.

Shake Shack Inc. Form 10-K | 23

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
In recent years, there has been increased public focus by investors, environmental activists, the media, governmental and nongovernmental organizations and other stakeholders on a variety of environmental, sustainability, social and governance matters, commonly referred to as "ESG". With respect to the restaurant industry, concerns have been expressed regarding energy management, water management, food and packaging waste management, food safety, nutritional content, labor practices and supply chain and management of food sourcing. We have experienced pressure to make commitments relating to sustainability matters that affect companies in our industry, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability and the environment. If we are not effective in addressing environmental, sustainability and social matters affecting our industry and meeting evolving stakeholder expectations, our brand image may suffer, which could lead to a loss of sales. Certain investors may choose not to invest in our securities if we do not meet their relevant ESG expectations, which may continue to evolve over time.
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

Shake Shack Inc. Form 10-K | 24

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
▪employment-related claims relating to alleged employment discrimination, wage and hour violations, labor standards, or health care and benefit issues; or
▪government or industry findings concerning our Shacks, restaurants operated by other food service providers or others across the food industry supply chain.

Shake Shack Inc. Form 10-K | 25

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
Our financial performance is highly dependent on Shacks located along both the East and West Coasts. As a result, adverse economic conditions in any of these markets or regions could have a material adverse effect on our overall results of operations. In addition, given our geographic concentrations, negative publicity regarding any of our Shacks in these areas and other regional occurrences such as local strikes, terrorist attacks, increases in essential living costs, inclement weather or natural or man-made disasters could have a material adverse effect on our business and operations.
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
Our business requires the collection, transmission, and retention of large volumes of guest and team member data, including credit and debit card numbers and other personally identifiable information, in various information technology systems that we maintain and in those maintained by third parties with whom we contract to provide services. The integrity and protection of that guest and team member data is critical to us. Further, our guests and team members have a high expectation that we and our service providers will adequately protect their personal information.
Like many other retail companies, and because of the prominence of our brand, we have experienced, and will likely continue to experience, attempts to compromise our information technology systems. Additionally, the techniques and sophistication used to conduct cyber-attacks and breaches of information technology systems, as well as the sources and targets of these attacks, change frequently and are often not recognized until such attacks are launched or have been in place for a period of time. In

Shake Shack Inc. Form 10-K | 26

addition, the rapid evolution and increased adoption of artificial intelligence technologies may also heighten our cybersecurity risks by making cyber-attacks more difficult to detect, contain, and mitigate. While we continue to make significant investment in physical and technological security measures, team member training, and third-party services designed to anticipate cyber-attacks and prevent breaches, our information technology networks and infrastructure or those of our third-party vendors and other service providers could be vulnerable to damage, disruptions, shutdowns or breaches of confidential information due to criminal conduct, team member error or malfeasance, utility failures, natural disasters or other catastrophic events. Due to these scenarios we cannot provide assurance that we will be successful in preventing such breaches or data loss.
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
We rely heavily on information technology systems, including point-of-sale processing in our Shacks, for management of our supply chain, accounting, payment of obligations, collection of cash, credit and debit card transactions, digital ordering and other processes and procedures. As a rapidly growing business, our current information technology infrastructure may not be adequately suited to handle the increasing volume of data and additional information needs of our organization. If we are unable to successfully upgrade our information systems to meet the growing needs of our business or are delayed in doing so, whether through current or future initiatives, our growth and profitability could be adversely affected.
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
Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of our information technology systems. Our operations depend upon our ability to protect our computer equipment, kiosks and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses and other disruptive problems. The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, expanding our systems as we grow or a breach in security of these systems could result in loss of sales, interruptions to or delays in our business and guest service and reduce efficiency in our operations. If our information technology systems fail and our redundant systems or disaster recovery plans are not adequate to address such failures, or if our business interruption insurance does not sufficiently compensate us for any losses that we may incur, our sales and profits could be reduced and the reputation of our brand and our business could be materially adversely affected. In addition, remediation of such problems could result in significant, unplanned capital investments.
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

Shake Shack Inc. Form 10-K | 27

Because a component of our strategy is to continue to grow our licensed business internationally, the risks of doing business internationally could lower our revenues, increase our costs, reduce our profits or disrupt our business.
As of December 31, 2025, 239 of our 286 licensed Shacks are located outside the United States and we expect to continue to expand our licensed operations internationally. As a result, we are and will be, on an increasing basis, subject to the risks of doing business outside the United States, including:
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
Our stock price could be extremely volatile, and, as a result, stockholders may not be able to resell shares at or above their purchase price.
In recent years the stock market in general has been highly volatile. As a result, the market price and trading volume of our Class A common stock is likely to be similarly volatile, and investors in our Class A common stock may experience a decrease, which could be substantial, in value of their stock, including decreases unrelated to our results of operations or prospects, and could lose part or all of their investment. The price of our Class A common stock has in the past, and in the future could be subject to wide fluctuations in response to a number of factors, including, but not limited to, actual or anticipated variations in our operating results or those of our competitors as compared to analyst expectations, the public's reaction to our press releases or other public announcements, the redemption of LLC interests by our non-controlling interest holders, or changes in the general market and economic conditions.

Shake Shack Inc. Form 10-K | 28

We may not be able to adequately protect our intellectual property, which, in turn, could harm the value of our brand and adversely affect our business.
Our ability to implement our business plan successfully depends in part on our ability to further build brand recognition in both domestic and international markets using our trademarks, service marks, proprietary products and other intellectual property, including our name and logos and the unique character and atmosphere of our Shacks. We rely on U.S. and foreign trademark, copyright, and trade secret laws, as well as license agreements, non-disclosure agreements, and confidentiality and other contractual provisions to protect our intellectual property. Nevertheless, our competitors may develop similar menu items and concepts, and they may challenge the validity and/or enforceability of our trademarks and service marks and other intellectual property. Adequate remedies may not be available in the event of an unauthorized use or disclosure of our trademarks, service marks, trade secrets, and other intellectual property. Additionally, we may be prohibited from entering into certain new markets due to restrictions surrounding competitors' trademarks. The laws of some foreign countries do not protect intellectual property to the same extent as the laws of the United States.
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

Shake Shack Inc. Form 10-K | 29

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

Shake Shack Inc. Form 10-K | 30

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

Shake Shack Inc. Form 10-K | 31

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), the Sarbanes-Oxley Act of 2002, as amended (the "Sarbanes-Oxley Act"), and the listing standards of the New York Stock Exchange.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. It also requires management to perform an annual assessment of the effectiveness of our internal control over financial reporting and disclosure of any material weaknesses in such controls. We are required to have our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. Any failure to develop or maintain effective controls, or any difficulties encountered in the implementation or improvement of such controls, could harm our operating results or cause us to fail to meet our reporting obligations on a timely and accurate basis and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of management evaluations and independent registered public accounting firm audits of our internal control over financial reporting that we are required to include in our periodic reports that will be filed with the SEC.
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
The SEC has adopted rules relating to cybersecurity which have required us to develop, implement, and maintain effective controls with respect to these new obligations. In addition, California has approved climate change rules, including the requirement to provide a climate-related financial risk report, which will require effective internal controls. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which may have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE.
Our ability to use our net operating loss carryforwards may be subject to limitation.
As of December 31, 2025, our federal and state net operating loss (“NOL”) carryforwards for income tax purposes were $606.8 million and $370.2 million, respectively. Of the federal NOL carryforwards, $555.0 million can be carried forward indefinitely, while the remaining $51.8 million will begin to expire in 2035. Similarly, of the state NOL carryforwards, $48.5 million can be carried forward indefinitely, while the remaining $321.7 million will begin to expire in 2026. Federal NOLs generated in taxable years beginning after December 31, 2017 may be carried forward indefinitely. The utilization of these losses in taxable years beginning after December 31, 2020 is subject to an annual limitation based on taxable income.
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

Shake Shack Inc. Form 10-K | 32

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
As of December 31, 2025, the non-controlling interest holders control approximately 12.9% of the combined voting power of our common stock through their ownership of both our Class A and Class B common stock. The non-controlling interest holders, for the foreseeable future, have influence over corporate management and affairs, as well as matters requiring stockholder approval. The non-controlling interest holders are able to, subject to applicable law and the voting arrangements, participate in the election of majority of the members of our Board of Directors and actions to be taken by us and our Board of Directors, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. It is possible that the interests of the non-controlling interest holders may in some circumstances conflict with our interests and the interests of our other stockholders. For example, the non-controlling interest holders may have different tax positions from us, especially in light of the Tax Receivable Agreement we entered into with the non-controlling interest holders that provides for the payment by us to the non-controlling interest holders of 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize. This could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when Shake Shack should terminate the Tax Receivable Agreement and accelerate its obligations thereunder. In addition, the determination of future tax reporting positions, the structuring of future transactions and the handling of any future challenges by any taxing authorities to our tax reporting positions may take into consideration these non-controlling interest holders' tax or other considerations, which may differ from the considerations of us or our other stockholders.
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

Shake Shack Inc. Form 10-K | 33

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
Our organizational structure, including our Tax Receivable Agreement, is very complex and we require the expertise of various tax, legal, and accounting advisers to ensure compliance with applicable laws and regulations. We have and will continue to incur significant expenses in connection with the administration of our organizational structure. As a result, our expenses for legal, tax, and accounting compliance may be significantly greater than other companies of our size that do not have a similar organizational structure or a tax receivable agreement in place.

Shake Shack Inc. Form 10-K | 34

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

Shake Shack Inc. Form 10-K | 35

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

Shake Shack Inc. Form 10-K | 36

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

Shake Shack Inc. Form 10-K | 37

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
▪A cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
▪A structured third-party risk management program that includes due diligence, contractual security requirements, and continuous monitoring for service providers, suppliers, and vendors to mitigate risks associated with external partnerships.
Cybersecurity risks are actively monitored through continuous security assessments, real-time threat intelligence, and adaptive security controls, which enable proactive adjustments to our security program as threats evolve. As part of our ongoing cybersecurity risk management program, we have from time-to-time identified risks or threats to our digital and corporate systems, including attempts to obtain team member credentials through bot and phishing attacks or through social engineering. While these risks and threats, as well as others we identify, require active and ongoing efforts to mitigate, we have not currently

Shake Shack Inc. Form 10-K | 38

identified any prior cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.
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

Shake Shack Inc. Form 10-K | 39

Item 2. Properties.
We have three Shack Support Centers, located in New York City, Hong Kong, and The Battery Atlanta, all of which are leased locations. Our newest Shack Support Center, located in The Battery Atlanta, opened in fiscal 2025. We do not own any real property and lease all of our Company-operated Shacks, and we do not own or lease any property related to our licensed Shacks. The following table sets forth the number of Company-operated and licensed Shacks by geographic location as of December 31, 2025.

	Company- Operated	Licensed	Total
Alabama	1	—	1
Arizona	8	1	9
California	50	—	50
Colorado	9	1	10
Connecticut	9	—	9
Delaware	1	—	1
District of Columbia	6	1	7
Florida	25	2	27
Georgia	8	1	9
Illinois	14	—	14
Indiana	4	1	5
Kansas	2	—	2
Kentucky	1	—	1
Louisiana	3	1	4
Maryland	10	1	11
Massachusetts	16	1	17
Michigan	8	—	8
Minnesota	4	1	5
Missouri	7	3	10
Nevada	6	2	8
New Hampshire	1	—	1
New Jersey	20	8	28
New York	55	12	67
North Carolina	8	2	10
Ohio	10	1	11
Oklahoma	1	—	1
Oregon	4	—	4
Pennsylvania	17	3	20
Rhode Island	3	—	3
Tennessee	5	1	6
Texas	27	2	29
Utah	6	1	7
Virginia	13	1	14
Washington	8	—	8
Wisconsin	3	—	3

Shake Shack Inc. Form 10-K | 40

DOMESTIC	373	47	420

Bahamas	—	1	1
Bahrain	—	3	3
Canada	—	6	6
England	—	17	17
Mainland China, Hong Kong and Macau	—	51	51
Israel	—	5	5
Japan	—	18	18
Kuwait	—	14	14
Malaysia	—	4	4
Mexico	—	21	21
Philippines	—	11	11
Qatar	—	5	5
Saudi Arabia	—	5	5
Singapore	—	11	11
South Korea	—	34	34
Thailand	—	5	5
Turkey	—	12	12
United Arab Emirates	—	15	15
Wales	—	1	1
INTERNATIONAL	—	239	239

SYSTEM-WIDE	373	286	659

Item 3. Legal Proceedings
We are subject to various legal proceedings, claims and liabilities, such as employment-related claims and slip and fall cases, which arise in the ordinary course of business and are generally covered by insurance. As of December 31, 2025, we do not expect the amount of ultimate liability with respect to these matters to be material to the Company's financial condition, results of operations or cash flows.

Shake Shack Inc. Form 10-K | 41

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
MARKET INFORMATION

Our Class A common stock is traded on the New York Stock Exchange under the symbol "SHAK."
Our Class B common stock is not listed nor traded on any stock exchange.
HOLDERS OF RECORD

As of February 18, 2026, there were 143 shareholders of record of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or "street name" accounts through brokers. As of February 18, 2026, there were 15 shareholders of record of our Class B common stock.
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

Shake Shack Inc. Form 10-K | 42

STOCK PERFORMANCE GRAPH

The following graph and table illustrate the total return from December 30, 2020 through December 31, 2025 for (i) our Class A common stock, (ii) the Standard and Poor's 500 Index, and (iii) the Standard and Poor’s 600 Restaurants Index, assuming an investment of $100 on December 30, 2020 including the reinvestment of dividends, where applicable.
Comparison of 5 Year Cumulative Total Return

	12/30/2020	12/29/2021	12/28/2022	12/27/2023	12/25/2024	12/31/2025
Shake Shack Inc.	$100.00	$82.62	$50.14	$89.49	$155.59	$95.65
S&P 500 Index	100.00	128.71	105.40	133.10	166.40	196.16
S&P 600 Restaurants Index	100.00	95.77	76.33	92.66	109.90	93.67

Shake Shack Inc. Form 10-K | 43

Item 6. Selected Financial Data.
Not applicable.

Shake Shack Inc. Form 10-K | 44

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
This section and other parts of this Annual Report on Form 10-K (“Form 10-K”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different from the statements made herein. All statements other than statements of historical fact are forward-looking statements, including, but not limited to, statements about our growth, including our long-term growth goals, strategic priorities and initiatives, and liquidity. Forward-looking statements discuss our current expectations, targets and projections relating to our financial position, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "aim," "anticipate," "believe," "estimate," "expect," "forecast," "future," "intend," "likely," "outlook," "potential," "preliminary," "project," "projection," "plan," "seek," "targets," "may," "could," "would," "will," "should," "can," "can have," the negatives thereof and other similar expressions.
Forward-looking statements reflect our current views with respect to future events and are based on certain assumptions and are subject to risks and uncertainties that could cause our actual results to differ materially from trends, plans, or expectations set forth in the forward-looking statement, as set forth in this Form 10-K. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Form 10-K in the context of the risks and uncertainties disclosed in Part I, Item 1A of this Form 10-K under the heading "Risk Factors," in this Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in Item 7A "Quantitative and Qualitative Disclosures About Market Risk."
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

Shake Shack Inc. Form 10-K | 45

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
We operate on a 52/53 week fiscal year ending on the last Wednesday of December. Fiscal 2025 included 53 weeks and fiscal 2024 included 52 weeks. The additional operating week of fiscal 2025 is referred to as the "53rd week."
For discussion of our results of operations and changes in financial condition for fiscal 2024 compared to fiscal 2023 refer to Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended December 25, 2024, filed on February 21, 2025.
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
Key Operating Metrics
Same-Shack sales1 for the fiscal fourth quarter ended December 31, 2025 increased 2.1% compared to the same period last year, driven by a 1.6% increase in price mix and a 0.5% increase in guest traffic. Same-Shack sales1 for the fiscal year ended December 31, 2025 increased 2.3% compared to the same period last year, driven by a 3.1% increase in price mix, partially offset by a 0.8% decline in guest traffic. For the purpose of calculating same-Shack sales growth for the fiscal fourth quarter and fiscal year ended December 31, 2025, Shack sales for 278 Shacks were included in the comparable Shack base.
Average weekly sales1 were $77,000 for the fiscal fourth quarter ended December 31, 2025, compared to $79,000 for the same period last year, primarily driven by a decline in guest traffic and menu mix, partially offset by higher menu prices. Average weekly sales1 were $76,000 for the fiscal year ended December 31, 2025, which was flat compared to the same period last year, primarily driven by a decline in guest traffic, offset by higher menu prices.
System-wide sales increased 23.4% to $618.0 million for the fiscal fourth quarter ended December 31, 2025, versus the same period last year. System-wide sales increased 15.9% to $2,228.8 million for the fiscal year ended December 31, 2025, versus the same period last year. The 53rd week contributed $47.3 million to System-wide sales in fiscal 2025. Average unit volume for Company-operated Shacks was $4.0 million for the fiscal year ended December 31, 2025, which was flat compared to the same period last year.

Shake Shack Inc. Form 10-K | 46

Digital sales for the fiscal fourth quarter ended December 31, 2025 increased 30.0% to $150.7 million compared to the same period last year. Digital sales for the fiscal year ended December 31, 2025 increased 20.3% to $515.4 million compared to the same period last year. The 53rd week contributed $13.3 million to digital sales in fiscal 2025. Digital sales includes orders placed on the Shake Shack app, website and third-party delivery platforms, which represented 39.1% and 37.0%, respectively, of Shack sales during the fiscal fourth quarter and fiscal year ended December 31, 2025.
(1)For fiscal fourth quarter and fiscal year ended December 31, 2025, same-Shack sales and average weekly sales were calculated excluding the 53rd week.

Shake Shack Inc. Form 10-K | 47

Development Highlights
During fiscal 2025, we opened 45 new Company-operated Shacks and 40 new licensed Shacks. There were four permanent licensed Shack closures and one permanent Company-operated Shack closure in fiscal 2025. Below are Shacks opened during the fourth quarter of 2025.

Location	Type	Opening Date
Istanbul, Turkey — Kozyatagi City Mall	Licensed	9/25/2025
Phoenix, AZ — Avondale	Company-operated	9/30/2025
Siheung, South Korea — Siheung Premium Outlet	Licensed	10/2/2025
Toronto, Canada — Yonge & Eglinton	Licensed	10/3/2025
Pittsburgh, PA — Pittsburgh Airport Dining Concourse	Licensed	10/7/2025
Syracuse, NY — Dewitt	Company-operated	10/14/2025
Zionsville, IN — Zionsville	Company-operated	10/28/2025
Jenkintown, PA — Jenkintown	Company-operated	10/28/2025
Vaughan, Canada — Vaughan Mills	Licensed	10/28/2025
Staten Island, NY — Hylan Blvd	Company-operated	10/30/2025
Tel Aviv, Israel — Kiryat Ono	Licensed	10/30/2025
Hong Kong, China — Elements Mall	Licensed	11/4/2025
Mexico City, Mexico — Pedregal	Licensed	11/6/2025
Tacoma, WA — Tacoma Mall	Company-operated	11/10/2025
Oceanport, NJ — Monmouth Park	Licensed	11/13/2025
Quezon City, Philippines — Robinsons Magnolia	Licensed	11/13/2025
Oklahoma City, OK — Oak OKC	Company-operated	11/18/2025
Perrysburg, OH — Levis Commons	Company-operated	11/18/2025
London, UK — Kings Cross	Licensed	11/18/2025
Selden, NY — Selden	Company-operated	11/19/2025
Manila, Philippines — Capitol Commons	Licensed	11/28/2025
Kuala Lumpur, Malaysia — Pavilion KL	Licensed	11/28/2025
Pikesville, MD — Festival at Woodholme	Company-operated	11/30/2025
Phuket, Thailand — JungCeylon	Licensed	12/1/2025
Pittsburgh, PA — East Liberty	Company-operated	12/3/2025
Cheshire, CT — Shops at Stone Bridge	Company-operated	12/9/2025
Beijing, China — Da Rong Cheng Art Park	Licensed	12/12/2025
Mason, OH — Mason	Company-operated	12/17/2025
Hong Kong, China — Langham Place	Licensed	12/23/2025
Gyeonggi, South Korea — Paju Premium Outlet	Licensed	12/23/2025
Orlando, FL — Colonial Marketplace	Company-operated	12/30/2025
Pittsburgh, PA — Ross Park Mall	Company-operated	12/30/2025
As of December 31, 2025, there were 659 Shacks in operation system wide, of which 373 were Company-operated Shacks and 286 were licensed Shacks.

Shake Shack Inc. Form 10-K | 48

RESULTS OF OPERATIONS

The following table summarizes our results of operations for fiscal 2025 and fiscal 2024:

(dollar amounts in thousands)	2025(1)		2024
Shack sales	$1,391,166	96.3%	$1,207,561	96.4%
Licensing revenue	54,140	3.7%	45,047	3.6%
TOTAL REVENUE	1,445,306	100.0%	1,252,608	100.0%
Shack-level operating expenses(2):
Food and paper costs	396,714	28.5%	339,940	28.2%
Labor and related expenses	360,693	25.9%	338,750	28.1%
Other operating expenses	212,677	15.3%	178,381	14.8%
Occupancy and related expenses	106,632	7.7%	93,069	7.7%
General and administrative expenses	176,233	12.2%	149,047	11.9%
Depreciation and amortization expense	106,600	7.4%	102,468	8.2%
Pre-opening costs	18,001	1.2%	15,547	1.2%
Impairments, loss on disposal of assets, and Shack closures	5,248	0.4%	32,368	2.6%
TOTAL EXPENSES	1,382,798	95.7%	1,249,570	99.8%
INCOME FROM OPERATIONS	62,508	4.3%	3,038	0.2%
Other income, net	12,260	0.8%	13,251	1.1%
Interest expense	(2,159)	(0.1)%	(2,045)	(0.2)%
INCOME BEFORE INCOME TAXES	72,609	5.0%	14,244	1.1%
Income tax expense	22,903	1.6%	3,424	0.3%
NET INCOME	49,706	3.4%	10,820	0.9%
Less: Net income attributable to non-controlling interests	3,981	0.3%	613	—%
NET INCOME ATTRIBUTABLE TO SHAKE SHACK INC.	$45,725	3.2%	$10,207	0.8%
(1)We operate on a 52/53 week fiscal year ending on the last Wednesday of December. Fiscal 2025 included 53 weeks and fiscal 2024 included 52 weeks.
(2)As a percentage of Shack sales.

Shake Shack Inc. Form 10-K | 49

Shack Sales
Shack sales represent the aggregate sales of food, beverages and Shake Shack branded merchandise at our Company-operated Shacks and gift card breakage income. Shack sales in any period are directly influenced by the number of operating weeks in such period and the total number of open Shacks.

(dollar amounts in thousands)	2025	2024
Shack sales	$1,391,166	$1,207,561
Percentage of Total revenue	96.3%	96.4%
Dollar change compared to prior year	$183,605
Percentage change compared to prior year	15.2%
Shack sales for the fiscal year ended December 31, 2025 increased 15.2% to $1.4 billion versus the prior year. The increase was primarily due to the opening of 45 new Company-operated Shacks during fiscal 2025, which contributed $218.5 million, partially offset by a decline in guest traffic. Excluding the 53rd week, Shack sales for fiscal year 2025 increased 12.9% versus the prior year.
Licensing Revenue
Licensing revenue is comprised of license fees and opening fees, territory fees, and termination fees for certain licensed Shacks. License fees are calculated as a percentage of sales and territory fees are payments for the exclusive right to develop Shacks in a specific geographic area.

(dollar amounts in thousands)	2025	2024
Licensing revenue	$54,140	$45,047
Percentage of Total revenue	3.7%	3.6%
Dollar change compared to prior year	$9,093
Percentage change compared to prior year	20.2%
Licensing revenue for the fiscal year ended December 31, 2025 increased 20.2% to $54.1 million versus the prior year. The increase was primarily due to higher sales at existing licensed Shacks, which contributed $3.5 million, and the opening of 40 new licensed Shacks during fiscal 2025, which contributed approximately $3.2 million, as well as revenue recognized from the contract termination of a licensed partner. Excluding the 53rd week, Licensing revenue for fiscal year 2025 increased 17.5% versus the prior year.
Food and Paper Costs
Food and paper costs include the direct costs associated with food, beverage and packaging of our menu items. The components of Food and paper costs are variable by nature, change with sales volume, and are impacted by menu mix, channel mix and fluctuations in commodity costs, as well as geographic scale and proximity.

(dollar amounts in thousands)	2025	2024
Food and paper costs	$396,714	$339,940
Percentage of Shack sales	28.5%	28.2%
Dollar change compared to prior year	$56,774
Percentage change compared to prior year	16.7%
Food and paper costs for the fiscal year ended December 31, 2025 increased 16.7% to $396.7 million versus the prior year. The increase was primarily due to the openings from the fiscal 2024 class of Shacks, which contributed approximately $24.8 million of incremental expense as well as the opening of 45 new Company-operated Shacks during fiscal 2025, which contributed

Shake Shack Inc. Form 10-K | 50

approximately $20.8 million. Excluding the 53rd week, Food and paper costs for fiscal year 2025 increased 14.4% versus the prior year.
As a percentage of Shack sales, the increase in Food and paper costs for fiscal 2025 was primarily due to unfavorable menu mix and increased commodity costs, mainly beef, as well as increased marketing promotions, partially offset by increased menu price.
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

(dollar amounts in thousands)	2025	2024
Labor and related expenses	$360,693	$338,750
Percentage of Shack sales	25.9%	28.1%
Dollar change compared to prior year	$21,943
Percentage change compared to prior year	6.5%
Labor and related expenses for the fiscal year ended December 31, 2025 increased 6.5% to $360.7 million versus the prior year. The increase was primarily due to the opening of 45 new Company-operated Shacks during fiscal 2025, which contributed $19.4 million. Excluding the 53rd week, Labor and related expenses for fiscal year 2025 increased 4.4% versus the prior year.
As a percentage of Shack sales, the decrease in Labor and related expenses for fiscal 2025 was primarily due to labor efficiencies and sales leverage, partially offset by incremental expenses from the opening of 45 new Company-operated Shacks during fiscal 2025.
Other Operating Expenses
Other operating expenses consist of delivery commissions, Shack-level marketing expenses, repairs and maintenance, utilities and other operating expenses incidental to operating our Company-operated Shacks, such as non-perishable supplies, credit card fees and property insurance.

(dollar amounts in thousands)	2025	2024
Other operating expenses	$212,677	$178,381
Percentage of Shack sales	15.3%	14.8%
Dollar change compared to prior year	$34,296
Percentage change compared to prior year	19.2%
Other operating expenses for the fiscal year ended December 31, 2025 increased 19.2% to $212.7 million versus the prior year. The increase was primarily due to increased transaction costs, mainly delivery commissions, associated with higher sales, as well as increased facilities costs and marketing spend. Excluding the 53rd week, Other operating expenses for fiscal year 2025 increased 16.9% versus the prior year.
As a percentage of Shack sales, the increase in Other operating expenses for fiscal 2025 was primarily due to increased delivery commissions associated with the growth in our digital business and increased marketing spend, partially offset by sales leverage.

Shake Shack Inc. Form 10-K | 51

Occupancy and Related Expenses
Occupancy and related expenses consist of Shack-level occupancy expenses (including rent, common area expenses and certain local taxes), and exclude occupancy expenses associated with unopened Shacks, which are recorded separately in Pre-opening costs.

(dollar amounts in thousands)	2025	2024
Occupancy and related expenses	$106,632	$93,069
Percentage of Shack sales	7.7%	7.7%
Dollar change compared to prior year	$13,563
Percentage change compared to prior year	14.6%
Occupancy and related expenses for the fiscal year ended December 31, 2025 increased 14.6% to $106.6 million versus the prior year. The increase was primarily due to the openings from the fiscal 2024 class of Shacks, which contributed approximately $7.7 million of incremental expense as well as the opening of 45 new Company-operated Shacks during fiscal 2025, which contributed $4.3 million, partially offset by the closure of nine Company-operated Shacks in fiscal 2024. Excluding the 53rd week, Occupancy and related expenses for fiscal year 2025 increased 14.5% versus the prior year.
As a percentage of Shack sales, Occupancy and related expenses was flat for fiscal 2025 compared to the same period last year.
General and Administrative Expenses
General and administrative expenses consist of costs associated with corporate and administrative functions that support Shack development and operations, as well as equity-based compensation expense.

(dollar amounts in thousands)	2025	2024
General and administrative expenses	$176,233	$149,047
Percentage of Total revenue	12.2%	11.9%
Dollar change compared to prior year	$27,186
Percentage change compared to prior year	18.2%
General and administrative expenses for the fiscal year ended December 31, 2025 increased 18.2% to $176.2 million versus the prior year. The increase was primarily due to increased investments in marketing as well as increased wages and other team costs to support our Shack growth, partially offset by a decrease in professional fees related to non-recurring matters and costs associated with the restatement of prior periods included in the fiscal 2023 Form 10-K.
As a percentage of Total revenue, the increase in General and administrative expenses for fiscal 2025 was primarily due to the aforementioned items.
Depreciation and Amortization Expense
Depreciation and amortization expense primarily consists of the depreciation of fixed assets, including leasehold improvements and equipment.

(dollar amounts in thousands)	2025	2024
Depreciation and amortization expense	$106,600	$102,468
Percentage of Total revenue	7.4%	8.2%
Dollar change compared to prior year	$4,132
Percentage change compared to prior year	4.0%

Shake Shack Inc. Form 10-K | 52

Depreciation and amortization expense for the fiscal year ended December 31, 2025 increased 4.0% to $106.6 million versus the prior year. The increase was primarily due to incremental depreciation of capital expenditures related to the opening of 45 new Company-operated Shacks during fiscal 2025, partially offset by a reduction in depreciation expense due to fully depreciated technology projects and assets compared to the prior year period and the closure of nine Company-operated Shacks in fiscal 2024.
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

(dollar amounts in thousands)	2025	2024
Pre-opening costs	$18,001	$15,547
Percentage of Total revenue	1.2%	1.2%
Dollar change compared to prior year	$2,454
Percentage change compared to prior year	15.8%
Pre-opening costs for the fiscal year ended December 31, 2025 increased 15.8% to $18.0 million versus the prior year. The increase was primarily due to increased legal costs and occupancy expense to support our larger development pipeline as well as increased wages and team costs for our Shack teams related to the timing of Shack openings throughout the year.
Impairments, loss on disposal of assets, and Shack closures
Impairments, loss on disposal of assets, and Shack closures primarily consists of the net book value of assets that have been retired which mainly includes furniture, equipment and fixtures that were replaced in the normal course of business; impairment charges related to our long-lived assets, which includes property and equipment, as well as operating and finance lease assets; and miscellaneous Shack closure expenses, including employee-related costs, cleaning, and sign removal costs.

(dollar amounts in thousands)	2025	2024
Impairments, loss on disposal of assets, and Shack closures	$5,248	$32,368
Percentage of Total revenue	0.4%	2.6%
Dollar change compared to prior year	$(27,120)
Impairments, loss on disposal of assets, and Shack closures for the fiscal year ended December 31, 2025 decreased to $5.2 million versus the prior year. The decrease was primarily due to non-cash impairment charges and miscellaneous Shack closure expense of $29.3 million during fiscal 2024, related to the closure of nine Company-operated Shacks in August 2024, partially offset by the closure of one Company-operated Shack in December 2025.
Other Income, Net
Other income, net consists primarily of interest income, adjustments to liabilities under the Tax Receivable Agreement, dividend income, and net unrealized and realized gains and losses from marketable securities.

Shake Shack Inc. Form 10-K | 53

(dollar amounts in thousands)	2025	2024
Other income, net	$12,260	$13,251
Percentage of Total revenue	0.8%	1.1%
Dollar change compared to prior year	$(991)
Percentage change compared to prior year	(7.5)%
Other income, net for the fiscal year ended December 31, 2025 decreased from $13.3 million to $12.3 million. The decrease was primarily due to a change from investments in the prior year to cash equivalents in the current year and lower interest rates on cash equivalents.
Interest Expense
Interest expense generally consists of interest on the current portion of our liabilities under the Tax Receivable Agreement, imputed interest related to our financing equipment leases, amortization of deferred financing costs, interest and fees on our Revolving Credit Facility and amortization of debt issuance costs.

(dollar amounts in thousands)	2025	2024
Interest expense	$(2,159)	$(2,045)
Percentage of Total revenue	(0.1)%	(0.2)%
Dollar change compared to prior year	$(114)
Percentage change compared to prior year	5.6%
Interest expense for the fiscal year ended December 31, 2025 increased 5.6% to $2.2 million versus the prior year. The increase was primarily due to increased finance lease charges from the opening of 45 new Company-operated Shacks during fiscal 2025, partially offset by a decrease in various sales tax audit assessment charges compared to prior year.
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

(dollar amounts in thousands)	2025	2024
Income tax expense	$22,903	$3,424
Percentage of Total revenue	1.6%	0.3%
Dollar change compared to prior year	$19,479
Percentage change compared to prior year	568.9%
Our effective income tax rate for the fiscal year ended December 31, 2025 increased to 31.5% from 24.0% in the prior year. The increase in our effective income tax rate was primarily driven by foreign tax credits that are not expected to be realized and the remeasurement of deferred tax assets following the filing of the Company’s 2024 tax returns.
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

Shake Shack Inc. Form 10-K | 54

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

(dollar amounts in thousands)	2025	2024
Net income attributable to non-controlling interests	$3,981	$613
Percentage of Total revenue	0.3%	—%
Net income attributable to non-controlling interests for the fiscal year ended December 31, 2025 increased from $0.6 million to $4.0 million. The increase was primarily due to increased net results compared to the same period last year, partially offset by a decrease in the non-controlling interest holders' weighted average ownership, which was 5.7% and 6.2%, respectively for fiscal 2025 and fiscal 2024.
NON-GAAP FINANCIAL MEASURES

To supplement the Consolidated Financial Statements, which are prepared and presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"), we use the following non-GAAP financial measures: Restaurant-level profit, Restaurant-level profit margin, EBITDA, adjusted EBITDA, adjusted EBITDA margin, adjusted pro forma net income, and adjusted pro forma earnings per fully exchanged and diluted share (collectively the "non-GAAP financial measures").
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
Limitations of the Usefulness of this Measure
Restaurant-level profit and Restaurant-level profit margin may differ from similarly titled measures used by other companies due to different methods of calculation. Presentation of Restaurant-level profit and Restaurant-level profit margin is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. Restaurant-level profit excludes certain costs, such as General and administrative expenses and Pre-opening costs, which are considered normal, recurring cash operating expenses and are essential to support the operation and development of our Shacks. Therefore, this measure may not provide a complete understanding of the operating results of our Company as a

Shake Shack Inc. Form 10-K | 55

whole and Restaurant-level profit and Restaurant-level profit margin should be reviewed in conjunction with our GAAP financial results. Reconciliations of Restaurant-level profit to Income from operations, the most directly comparable GAAP financial measure, were as follows.

(dollar amounts in thousands)	2025(1)	2024	2023
Income from operations	$62,508	$3,038	$5,921
Less:
Licensing revenue	54,140	45,047	40,714
Add:
General and administrative expenses	176,233	149,047	129,542
Depreciation and amortization expense	106,600	102,468	91,242
Pre-opening costs	18,001	15,547	19,231
Impairments, loss on disposal of assets, and Shack closures	5,248	32,368	3,007
Adjustment:
Employee benefit charges(2)	—	453	—
Restaurant-level profit	$314,450	$257,874	$208,229

Total revenue	$1,445,306	$1,252,608	$1,087,533
Less: Licensing revenue	54,140	45,047	40,714
Shack sales	$1,391,166	$1,207,561	$1,046,819

Restaurant-level profit margin(3)	22.6%	21.4%	19.9%
(1)The Company operates on a 52/53 week fiscal year. Fiscal year 2025 had 53 weeks with the extra operating week occurring in fiscal fourth quarter 2025.
(2)Expenses related to California healthcare charges for fiscal 2020 through 2023 which do not represent fiscal 2024 Labor and related expenses.
(3)As a percentage of Shack sales.

EBITDA and Adjusted EBITDA
EBITDA is defined as Net income before Interest expense (net of interest income), Income tax expense (benefit) and Depreciation and amortization expense. Adjusted EBITDA is defined as EBITDA excluding equity-based compensation expense, Impairments, loss on disposal of assets, and Shack closures, amortization of cloud-based software implementation costs, as well as certain non-recurring items that we do not believe directly reflect our core operations and may not be indicative of our recurring business operations.
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

Shake Shack Inc. Form 10-K | 56

Limitations of the Usefulness of These Measures
EBITDA and adjusted EBITDA may differ from similarly titled measures used by other companies due to different methods of calculation. Presentation of EBITDA and adjusted EBITDA is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. EBITDA and adjusted EBITDA exclude certain normal recurring expenses. Therefore, these measures may not provide a complete understanding of our performance and should be reviewed in conjunction with our GAAP financial measures. Reconciliations of EBITDA and adjusted EBITDA to Net income, the most directly comparable GAAP measure, were as follows.

(dollar amounts in thousands)	2025(1)	2024	2023
Net income	$49,706	$10,820	$20,990
Depreciation and amortization expense	106,600	102,468	91,242
Interest (income) expense, net	1,994	1,284	(726)
Income tax expense (benefit)	22,903	3,424	(4,010)
EBITDA	181,203	117,996	107,496

Equity-based compensation	19,503	15,915	15,093
Amortization of cloud-based software implementation costs	2,188	2,138	1,798
Impairments, loss on disposal of assets, and Shack closures	5,248	32,368	3,007
Restatement costs(2)	354	2,378	—
CEO transition costs	35	679	206
Employee benefit charges(3)	—	453	—
Legal settlements(4)	983	—	619
Severance	379	—	211
Other(5)	3	3,652	3,386
Adjusted EBITDA	$209,896	$175,579	$131,816

Adjusted EBITDA margin(6)	14.5%	14.0%	12.1%

(1)The Company operates on a 52/53 week fiscal year. Fiscal year 2025 had 53 weeks with the extra operating week occurring in fiscal fourth quarter 2025.
(2)Expenses incurred related to the restatement of prior periods in the 2023 Form 10-K.
(3)Expenses related to California healthcare charges for fiscal 2020 through 2023 which do not represent fiscal 2024 Labor and related expenses.
(4)Refer to Note 17, Commitments and Contingencies, in the accompanying Consolidated Financial Statements, for additional information.
(5)Expenses incurred for professional fees related to non-recurring matters.
(6)Calculated as a percentage of Total revenue, which was $1,445.3 million, $1,252.6 million and $1,087.5 million, respectively, for fiscal 2025, 2024 and 2023.

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

Shake Shack Inc. Form 10-K | 57

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
Limitations of the Usefulness of These Measures
Adjusted pro forma net income and adjusted pro forma earnings per fully exchanged and diluted share may differ from similarly titled measures used by other companies due to different methods of calculation. Presentation of adjusted pro forma net income and adjusted pro forma earnings per fully exchanged and diluted share should not be considered alternatives to Net income and earnings (loss) per share, as determined under GAAP. While these measures are useful in evaluating our performance, they do not account for the earnings attributable to the non-controlling interest holders and therefore do not provide a complete understanding of the Net income attributable to Shake Shack Inc. Adjusted pro forma net income and adjusted pro forma earnings per fully exchanged and diluted share should be evaluated in conjunction with our GAAP financial results. A reconciliation of adjusted pro forma net income to Net income attributable to Shake Shack Inc., the most directly comparable GAAP measure, and the computation of adjusted pro forma earnings per fully exchanged and diluted share are set forth below.

(in thousands, except per share amounts)	2025(1)	2024	2023
Numerator:
Net income attributable to Shake Shack Inc.	$45,725	$10,207	$20,264
Adjustments:
Reallocation of Net income attributable to non-controlling interests from the assumed exchange of LLC Interests(2)	3,981	613	726
Restatement costs(3)	354	2,378	—
CEO transition costs	35	679	206
Employee benefit charges(4)	—	453	—
Impairment charges and Shack closures(5)	2,949	29,348	—
Legal settlements(6)	983	—	619
Severance	379	—	211
Other(7)	3	3,652	3,386
Tax impact of above adjustments (8)	3,906	(6,785)	(9,254)
Adjusted pro forma net income	$58,315	$40,545	$16,158
Denominator:
Weighted average shares of Class A common stock outstanding—diluted	41,847	44,203	43,899
Adjustments:
Assumed exchange of LLC Interests for shares of Class A common stock(2)	2,441	—	—
Adjusted pro forma fully exchanged weighted average shares of Class A common stock outstanding—diluted	44,288	44,203	43,899
Adjusted pro forma earnings per fully exchanged share—diluted	$1.32	$0.92	$0.37

	2025	2024	2023
Earnings per share of Class A common stock—diluted	$1.09	$0.24	$0.48
Assumed exchange of LLC Interests for shares of Class A common stock(2)	0.03	—	—
Non-GAAP adjustments(9)	0.20	0.68	(0.11)
Adjusted pro forma earnings per fully exchanged share—diluted	$1.32	$0.92	$0.37

Shake Shack Inc. Form 10-K | 58

(1)The Company operates on a 52/53 week fiscal year. Fiscal year 2025 had 53 weeks with the extra operating week occurring in fiscal fourth quarter 2025.
(2)Assumes the exchange of all outstanding LLC Interests for shares of Class A common stock, resulting in the elimination of the non-controlling interest and recognition of the net income attributable to non-controlling interests. For fiscal 2024 and 2023, this exchange is included in weighted-average shares of Class A common stock outstanding-diluted and therefore no additional share and per share adjustments are required.
(3)Expenses incurred related to the restatement of prior periods in the 2023 Form 10-K.
(4)Expenses related to California healthcare charges for fiscal 2020 through 2023 which do not represent fiscal 2024 Labor and related expenses.
(5)Expenses incurred related to Shack closures and impairment charges during fiscal 2024 and fiscal 2025.
(6)Expenses incurred to establish accruals related to the settlements of legal matters. Refer to Note 17, Commitments and Contingencies, in the accompanying Consolidated Financial Statements, for additional information.
(7)Expenses incurred for professional fees related to non-recurring matters.
(8)For fiscal 2025, 2024 and 2023, amounts represent the tax effect of the aforementioned adjustments and pro forma adjustments to reflect corporate income taxes at assumed effective tax rates of 24.6%, 20.1% and 24.5%, respectively, which include provisions for U.S. federal income taxes, certain LLC entity-level taxes and foreign withholding taxes, assuming the highest statutory rates apportioned to each applicable state, local and foreign jurisdiction.
(9)Represents the per share impact of non-GAAP adjustments for each period. Refer to the reconciliation of Adjusted pro forma net income above, for additional information.
LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, and availability under our Revolving Credit Facility. As of December 31, 2025, we maintained a Cash and cash equivalents balance of $360.1 million. In March 2021, we issued 0% Convertible Senior Notes (“Convertible Notes”), and received $243.8 million of proceeds, net of discounts. Refer to Note 8, Debt, in the accompanying Consolidated Financial Statements, for additional information.
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
In addition, we are obligated to make payments to certain members of SSE Holdings under the Tax Receivable Agreement. As of December 31, 2025, such obligations totaled $246.8 million. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related payments under the Tax Receivable Agreement. Although the amount of any payments that must be made under the Tax Receivable Agreement may be significant, the timing of these payments will vary and will generally be limited to one payment per member per year. The amount of such payments is also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us or to SSE Holdings, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
We believe our existing cash and cash equivalents balances and cash from operations will be sufficient to fund our operating and finance lease obligations, capital expenditures, Tax Receivable Agreement obligations and working capital needs for at least the next 12 months.

Shake Shack Inc. Form 10-K | 59

Summary of Cash Flows
The following table presents a summary of our cash flows from operating, investing and financing activities.

(in thousands)	2025	2024
Net cash provided by operating activities	$222,355	$171,155
Net cash used in investing activities	(165,849)	(66,079)
Net cash used in financing activities	(17,097)	(9,017)
Effect of exchange rate changes on cash and cash equivalents	—	2
Net Increase in cash and cash equivalents	39,409	96,061
Cash and cash equivalents at beginning of period	320,714	224,653
Cash and cash equivalents at end of period	$360,123	$320,714
Operating Activities
For fiscal 2025, net cash provided by operating activities was $222.4 million compared to $171.2 million for fiscal 2024, an increase of $51.2 million. This increase was primarily due to a $49.2 million improvement in net results after excluding non-cash charges, partially offset by changes in working capital of $2.0 million. The changes in working capital primarily included an increase in promotional campaigns not yet invoiced and an increase in accrued expenses related to our larger development pipeline, partially offset by an increase in foreign withholding tax receivable related to our licensed Shack partners, an increase in payments on lease liabilities due to the opening of 45 new Company-operated Shacks in fiscal 2025, and a decrease in payables related to general business operations.
Investing Activities
For fiscal 2025, net cash used in investing activities was $165.8 million compared to $66.1 million for fiscal 2024, an increase of $99.7 million. This increase was primarily driven by the absence of $69.4 million of proceeds from maturities of held-to-maturity marketable securities in the current period as well as an increase of $30.3 million in capital expenditures related to our larger development pipeline, as compared to the prior year.
Financing Activities
For fiscal 2025, net cash used in financing activities was $17.1 million compared to $9.0 million for fiscal 2024, an increase of $8.1 million. This increase was primarily due to an increase in withholding taxes related to the vesting of equity awards and an increase in payments of financing leases due to the opening of 45 new Company-operated Shacks during fiscal 2025.
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

Shake Shack Inc. Form 10-K | 60

Outstanding borrowings under the Revolving Credit Facility bear interest at either: (i) the base rate plus applicable margin ranging from 0.0% to 1.5% or (ii) the Secured Overnight Financing Rate (“SOFR”) plus applicable margin ranging from 1.0% to 2.5%, in each case depending on the net lease adjusted leverage ratio. As of December 31, 2025 and December 25, 2024, no amounts were outstanding under the Revolving Credit Facility.
The obligations under the Revolving Credit Facility are secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' direct and indirect subsidiaries, with certain exceptions.
The Revolving Credit Facility requires us to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios, as well as other customary affirmative and negative covenants. As of December 31, 2025, we were in compliance with all covenants.
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
OFF-BALANCE SHEET ARRANGEMENTS

Except for operating leases entered into in the normal course of business where we have not yet taken physical possession of the leased property, certain letters of credit entered into and the unrecorded contractual obligations set forth above, we did not have any other off-balance sheet arrangements as of December 31, 2025.
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

Shake Shack Inc. Form 10-K | 61

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
During fiscal 2025, the Company closed one Shack due to a change in ownership of the property and subsequent termination of the lease by the landlord, which resulted in a non-cash impairment charge of $1,179. Additionally, the Company recognized a non-cash impairment charge of $170 related to the nine Shack closures in fiscal 2024.
During fiscal 2024, the Company recognized a non-cash impairment charge of $27,633 related to the closure of nine underperforming Company-operated Shacks in California, Ohio and Texas. No impairment charges were recognized during fiscal 2023. Refer to Note 4, Fair Value Measurements, for additional information.
Leases
We currently lease all of our Company-operated Shacks, the Shack Support Centers, and certain equipment under various lease agreements. Determining the probable term for each lease requires judgment by management and can impact the classification and accounting for a lease as financing or operating, as well as the period for straight-lined rent expense and the depreciation period for lease hold improvements.
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
We account for uncertain tax positions based on management’s judgment regarding the likelihood of a tax benefit being upheld if examined by tax authorities. Management evaluates whether a tax position is more likely than not to be sustained by tax authorities, considering any related appeals or litigation, based on the technical merits of the position. Since determining the likelihood of a tax benefit’s sustainability involves significant assumptions, actual outcomes may vary from our estimates, depending on different assumptions or conditions. Any interest and penalties associated with uncertain tax positions are included in Income tax expense (benefit) in the accompanying Consolidated Statements of Income.
A valuation allowance is established for deferred tax assets if it is more likely than not that they will not be realized. In evaluating whether a valuation allowance is needed, we consider all relevant evidence, including past performance, recent cumulative losses, projections of future taxable income, and the viability of tax planning strategies.

Shake Shack Inc. Form 10-K | 62

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
As of December 31, 2025 and December 25, 2024, respectively, we recognized $246.8 million and $247.7 million of liabilities relating to our obligations under the TRA, after concluding that it was probable that we would have sufficient future taxable income to utilize the related tax benefits. There were no transactions subject to the TRA for which we did not recognize the related liability, as we concluded that we would have sufficient future taxable income to utilize all of the related tax benefits generated by all transactions that occurred in fiscal 2025. If we determine in the future that we will not be able to fully utilize all or part of the related tax benefits, we would derecognize the portion of the liability related the benefits not expected to be utilized.
Additionally, we estimate the TRA payments expected within the next 12 months and classify this portion as current on our Consolidated Balance Sheets. This classification is based on our estimate of taxable income for the upcoming fiscal year. If our estimate differs from actual results, we may need to reclassify portions of the TRA liability between current and non-current.

Shake Shack Inc. Form 10-K | 63

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
Income from operations would have decreased or increased by approximately $3.8 million and $3.3 million in fiscal 2025 and fiscal 2024, respectively, if all foreign currencies uniformly weakened or strengthened 10% relative to the U.S. dollar, holding other variables constant, including sales volume. The effect of a uniform movement of all currencies by 10% is provided to illustrate a hypothetical scenario and related effect on operating income. Actual results will differ as foreign currencies may move in uniform or different directions, magnitudes, and timing.
INTEREST RATE RISK

We are exposed to interest rate risk through fluctuations in interest rates on certain debt obligations. Our Revolving Credit Facility carries interest at a floating rate. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. As of December 31, 2025, we had no outstanding borrowings under the Revolving Credit Facility.
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

Shake Shack Inc. Form 10-K | 64

Item 8. Financial Statements and Supplementary Data.

Shake Shack Inc. Form 10-K | 65

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
Ernst & Young LLP, our independent registered public accounting firm, has audited the Consolidated Financial Statements as of December 31, 2025, as stated in their report herein.
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
Prior to filing, management, including our Chief Executive Officer and Principal Financial Officer and Corporate Controller, assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on the results of our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025
Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2025, as stated in their report included in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect such controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Shake Shack Inc. Form 10-K | 66

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Shake Shack Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Shake Shack Inc. (the Company) as of December 31, 2025 and December 25, 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and December 25, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

Shake Shack Inc. Form 10-K | 67

Measurement of the valuation allowance against deferred tax assets

Description of the Matter
As discussed in Notes 2 and 14 of the consolidated financial statements, a valuation allowance is recognized if the Company determines it is more likely than not that all or a portion of a deferred tax asset will not be recognized. In making such determination, the Company considers all available evidence, including scheduled reversals of deferred tax liabilities, tax planning strategies and recent and forecasted results of operations. As of December 31, 2025, the Company is looking to its forecasted future U.S. taxable income to conclude that it is more likely than not that these deferred tax assets, except for certain local unincorporated business tax credits and state loss carryforwards, will be fully realized prior to their expiration. As of December 31, 2025, the Company had a net deferred tax asset balance for U.S. income taxes of $322.4 million, for which a valuation allowance of $1.0 million was provided.

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

Measurement of the Tax Receivable Agreement liability

Description of the Matter
As discussed in Note 14 of the consolidated financial statements, the Company has a Tax Receivable Agreement (“TRA”) with certain current and historical holders of LLC interests, which is a contractual commitment to distribute 85% of any tax benefits (“TRA Payment”), realized or deemed to be realized by the Company to the parties to the TRA. The TRA payments are contingent upon, among other things, the generation of future taxable income over the term of the TRA. As of December 31, 2025, the Company’s liability due to the holders of LLC interests under the TRA (“TRA liability”), was $246.8 million.

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

Shake Shack Inc. Form 10-K | 68

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2014.
New York, New York
February 26, 2026

Shake Shack Inc. Form 10-K | 69

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Shake Shack Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Shake Shack Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and December 25, 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”) and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

Shake Shack Inc. Form 10-K | 70

/s/ Ernst & Young LLP

New York, New York
February 26, 2026

Shake Shack Inc. Form 10-K | 71

SHAKE SHACK INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31 2025	December 25 2024
ASSETS
Current assets:
Cash and cash equivalents	$360,123	$320,714
Accounts receivable, net	32,962	19,687
Inventories	7,182	6,014
Prepaid expenses and other current assets	30,080	21,801
Total current assets	430,347	368,216
Property and equipment, net of accumulated depreciation of $551,004 and $457,186, respectively.	625,851	551,600
Operating lease assets	507,253	424,611
Deferred income taxes, net	322,385	341,586
Other assets	10,373	10,958
TOTAL ASSETS	$1,896,209	$1,696,971
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24,747	$23,609
Accrued expenses	103,354	63,005
Accrued wages and related liabilities	25,481	25,422
Operating lease liabilities, current	63,553	55,739
Other current liabilities	27,783	19,538
Total current liabilities	244,918	187,313
Long-term debt	247,731	246,683
Long-term operating lease liabilities	575,138	494,499
Liabilities under tax receivable agreement, net of current portion	244,463	247,017
Other long-term liabilities	30,210	27,833
Total liabilities	1,342,460	1,203,345
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of December 31, 2025 and December 25, 2024.	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 40,254,281 and 40,068,068 shares issued and outstanding as of December 31, 2025 and December 25, 2024, respectively.	40	40
Class B common stock, $0.001 par value—35,000,000 shares authorized; 2,434,789 and 2,455,713 shares issued and outstanding as of December 31, 2025 and December 25, 2024, respectively.	2	2
Additional paid-in capital	452,577	442,993
Retained earnings	72,709	26,984
Accumulated other comprehensive loss	(1)	(1)
Total stockholders' equity attributable to Shake Shack Inc.	525,327	470,018
Non-controlling interests	28,422	23,608
Total equity	553,749	493,626
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,896,209	$1,696,971
See accompanying Notes to Consolidated Financial Statements.

Shake Shack Inc. Form 10-K | 72

SHAKE SHACK INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Fiscal Year Ended
	December 31 2025	December 25 2024	December 27 2023
Shack sales	$1,391,166	$1,207,561	$1,046,819
Licensing revenue	54,140	45,047	40,714
TOTAL REVENUE	1,445,306	1,252,608	1,087,533
Shack-level operating expenses:
Food and paper costs	396,714	339,940	305,041
Labor and related expenses	360,693	338,750	304,254
Other operating expenses	212,677	178,381	149,449
Occupancy and related expenses	106,632	93,069	79,846
General and administrative expenses	176,233	149,047	129,542
Depreciation and amortization expense	106,600	102,468	91,242
Pre-opening costs	18,001	15,547	19,231
Impairments, loss on disposal of assets, and Shack closures	5,248	32,368	3,007
TOTAL EXPENSES	1,382,798	1,249,570	1,081,612
INCOME FROM OPERATIONS	62,508	3,038	5,921
Other income, net	12,260	13,251	12,776
Interest expense	(2,159)	(2,045)	(1,717)
INCOME BEFORE INCOME TAXES	72,609	14,244	16,980
Income tax expense (benefit)	22,903	3,424	(4,010)
NET INCOME	49,706	10,820	20,990
Less: Net income attributable to non-controlling interests	3,981	613	726
NET INCOME ATTRIBUTABLE TO SHAKE SHACK INC.	$45,725	$10,207	$20,264
Earnings per share of Class A common stock:
Basic	$1.14	$0.26	$0.51
Diluted	$1.09	$0.24	$0.48
Weighted average shares of Class A common stock outstanding:
Basic	40,212	39,830	39,419
Diluted	41,847	44,203	43,899
See accompanying Notes to Consolidated Financial Statements.

Shake Shack Inc. Form 10-K | 73

SHAKE SHACK INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended
	December 31 2025	December 25 2024	December 27 2023
Net income	$49,706	$10,820	$20,990
Other comprehensive income (loss), net of tax(1):
Change in foreign currency translation adjustment	—	2	(3)
OTHER COMPREHENSIVE INCOME (LOSS)	—	2	(3)
COMPREHENSIVE INCOME	49,706	10,822	20,987
Less: Comprehensive income attributable to non-controlling interests	3,981	613	726
COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAKE SHACK INC.	$45,725	$10,209	$20,261
(1)Net of tax benefit of $0 for fiscal years ended December 31, 2025, December 25, 2024 and December 27, 2023.

See accompanying Notes to Consolidated Financial Statements.

Shake Shack Inc. Form 10-K | 74

SHAKE SHACK INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE DECEMBER 28, 2022	39,284,998	$39	2,869,513	$3	$415,649	$(3,487)	$—	$24,632	$436,836
Net income	—	—	—	—	—	20,264	—	726	20,990
Other comprehensive loss:
Net change in foreign currency translation adjustment	—	—	—	—	—	—	(3)	—	(3)
Equity-based compensation	—	—	—	—	15,174	—	—	—	15,174
Activity under stock compensation plan	154,317	—	—	—	(3,271)	—	—	1,022	(2,249)
Redemption of LLC interests	35,000	—	(35,000)	—	265	—	—	(265)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(1,216)	—	—	—	(1,216)
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	(162)	(162)
BALANCE DECEMBER 27, 2023	39,474,315	39	2,834,513	3	426,601	16,777	(3)	25,953	469,370
Net income	—	—	—	—	—	10,207	—	613	10,820
Other comprehensive income:
Net change in foreign currency translation adjustment	—	—	—	—	—	—	2	—	2
Equity-based compensation	—	—	—	—	16,286	—	—	—	16,286
Activity under stock compensation plan	214,953	1	—	—	(5,614)	—	—	1,040	(4,573)
Redemption of LLC interests	378,800	—	(378,800)	(1)	3,517	—	—	(3,516)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	2,203	—	—	—	2,203
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	(482)	(482)
BALANCE DECEMBER 25, 2024	40,068,068	40	2,455,713	2	442,993	26,984	(1)	23,608	493,626
Net income	—	—	—	—	—	45,725	—	3,981	49,706
Equity-based compensation	—	—	—	—	19,953	—	—	—	19,953
Activity under stock compensation plan	165,289	—	—	—	(12,101)	—	—	2,404	(9,697)
Redemption of LLC interests	20,924	—	(20,924)	—	(271)	—	—	271	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	2,003	—	—	—	2,003
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	(1,842)	(1,842)
BALANCE DECEMBER 31, 2025	40,254,281	40	2,434,789	$2	$452,577	$72,709	(1)	$28,422	$553,749
See accompanying Notes to Consolidated Financial Statements.

Shake Shack Inc. Form 10-K | 75

SHAKE SHACK INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	December 31 2025	December 25 2024	December 27 2023
OPERATING ACTIVITIES
Net income (including amounts attributable to non-controlling interests)	$49,706	$10,820	$20,990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	106,600	102,468	91,242
Amortization of debt issuance costs	1,048	1,047	1,047
Amortization of cloud computing assets	2,188	2,138	1,798
Non-cash operating lease cost	88,849	77,432	67,781
Equity-based compensation	19,503	15,915	14,888
Deferred income taxes	16,616	(1,054)	(9,074)
Non-cash interest	45	(102)	116
Gain on sale of equity securities	—	—	(81)
Net amortization of discount on held-to-maturity securities	—	(440)	(1,620)
Impairments, loss on disposal of assets, and Shack closures	5,248	32,368	3,007
Changes in operating assets and liabilities:
Accounts receivable	(9,546)	(2,839)	(2,970)
Inventories	(1,168)	(610)	(1,220)
Prepaid expenses and other current assets	(3,115)	(2,629)	(2,253)
Other assets	(5,959)	(2,896)	(6,307)
Accounts payable	(1,527)	3,356	687
Accrued expenses	29,902	6,644	9,513
Accrued wages and related liabilities	59	4,477	3,328
Other current liabilities	3,436	(712)	(2,809)
Operating lease liabilities	(82,683)	(77,167)	(58,216)
Other long-term liabilities	3,153	2,939	2,292
NET CASH PROVIDED BY OPERATING ACTIVITIES	222,355	171,155	132,139
INVESTING ACTIVITIES
Purchases of property and equipment	(165,849)	(135,499)	(146,167)
Purchases of held-to-maturity securities	—	—	(94,019)
Maturities of held-to-maturity marketable securities	—	69,420	27,078
Purchases of equity securities	—	—	(690)
Sales of equity securities	—	—	81,478
NET CASH USED IN INVESTING ACTIVITIES	(165,849)	(66,079)	(132,320)
FINANCING ACTIVITIES
Payments on principal of finance leases	(5,511)	(3,964)	(3,272)
Deferred financing costs	(10)	—	—
Distributions paid to non-controlling interest holders	(1,842)	(482)	(162)
Payments under tax receivable agreement	(37)	—	—
Net proceeds from stock option exercises	123	1,627	744
Employee withholding taxes related to net settled equity awards	(9,820)	(6,198)	(2,994)
NET CASH USED IN FINANCING ACTIVITIES	(17,097)	(9,017)	(5,684)
Effect of exchange rate changes on cash and cash equivalents	—	2	(3)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	39,409	96,061	(5,868)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	320,714	224,653	230,521
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$360,123	$320,714	$224,653
See accompanying Notes to Consolidated Financial Statements.

Shake Shack Inc. Form 10-K | 76

SHAKE SHACK INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Shake Shack Inc. Form 10-K | 77

NOTE 1: NATURE OF OPERATIONS

Shake Shack Inc. was formed on September 23, 2014 as a Delaware corporation for the purpose of facilitating an initial public offering and other related transactions in order to carry on the business of SSE Holdings, LLC and its subsidiaries ("SSE Holdings"). Shake Shack Inc. is the sole managing member of SSE Holdings and, as sole managing member, the Company operates and controls all of the business and affairs of SSE Holdings. As a result, the Company consolidates the financial results of SSE Holdings and reports a non-controlling interest representing the economic interest in SSE Holdings held by the other members of SSE Holdings. As of December 31, 2025 the Company owned 94.3% of SSE Holdings. Unless the context otherwise requires, "we," "us," "our," "Shake Shack," the "Company" and other similar references, refer to Shake Shack Inc. and, unless otherwise stated, all of its subsidiaries, including SSE Holdings.
The Company operates and licenses Shake Shack restaurants ("Shacks"), which serve burgers, chicken, hot dogs, crinkle cut fries, shakes, frozen custard, beer, wine and more. As of December 31, 2025, there were 659 Shacks in operation, system wide, of which 373 were Company-operated Shacks and 286 were licensed Shacks.
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
SSE Holdings is considered a variable interest entity. Shake Shack Inc. is the primary beneficiary as the Company has the majority economic interest in SSE Holdings and, as the sole managing member, has decision making authority that significantly affects the economic performance of the entity, while the limited partners have no substantive kick-out or participating rights. As a result, the Company consolidates SSE Holdings. The assets and liabilities of SSE Holdings represent substantially all of the Company's consolidated assets and liabilities with the exception of certain deferred taxes and liabilities under the Tax Receivable Agreement. As of December 31, 2025 and December 25, 2024, the net assets of SSE Holdings were $500,732 and $413,793, respectively. The assets of SSE Holdings are subject to certain restrictions in SSE Holdings' revolving credit agreement. Refer to Note 8, Debt, and Note 14, Income Taxes, for additional information.
Fiscal Year
The Company operates on a 52/53 week fiscal year ending on the last Wednesday of December. Fiscal 2025 contained 53 weeks and ended on December 31, 2025 ("fiscal 2025"). Fiscal 2024 contained 52 weeks and ended on December 25, 2024 ("fiscal 2024"). Fiscal 2023 contained 52 weeks and ended on December 27, 2023 ("fiscal 2023"). Unless otherwise stated, references to years in this report relate to fiscal years.
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

Shake Shack Inc. Form 10-K | 78

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
Marketable Securities
In fiscal 2023 and 2024, the Company had marketable securities classified as held-to-maturity securities, which consisted of U.S. Treasuries for which the Company had the ability and intent to hold to maturity and were reported at amortized cost, net of a valuation allowance for credit losses. As of December 31, 2025 and December 25, 2024, the Company did not have any investments in marketable securities. Interest income and the amortization of discounts and premiums are recorded in Other income, net on the Consolidated Statements of Income.
Accounts Receivable, Net
Accounts receivable, net consist primarily of receivables from our licensees for licensing revenue and related reimbursements, credit card receivables and vendor rebates. The collectability of accounts receivable is evaluated based on a variety of factors, including historical experience, current economic conditions and other factors.
Inventories
Inventories, which primarily consist of food, paper goods, beverages, and retail merchandise, are valued at the lower of weighted average cost or net realizable value. No adjustment is deemed necessary to reduce inventory to net realizable value due to the rapid turnover and high utilization of inventory.
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
Costs incurred when constructing Shacks are capitalized. The cost of repairs and maintenance are expensed when incurred. Costs for refurbishments and improvements that significantly increase the productive capacity or extend the useful life of the assets are capitalized. When assets are disposed, the resulting gain or loss is recognized in Impairments, loss on disposal of assets, and Shack closures on the Consolidated Statements of Income.
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

Shake Shack Inc. Form 10-K | 79

the determination of future cash flows is an estimate of future performance, there may be future impairments in the event that future cash flows do not meet expectations. Refer to Note 4, Fair Value Measurements, for additional information.
Deferred Financing Costs
Deferred financing costs incurred in connection with the issuance of long-term debt and establishing credit facilities are capitalized and amortized in Interest expense on the Consolidated Statements of Income based on the related debt agreements. Deferred financing costs are included in Other assets on the Consolidated Balance Sheets.
Other Assets
Other assets consist primarily of capitalized implementation costs from cloud computing arrangements, certain custom pre-ordered furniture, fixtures and equipment for future and existing Shacks, transferable liquor licenses, and security deposits.
Implementation costs associated with cloud computing arrangements hosted by third-party vendors are capitalized when incurred during the application development phase. Amortization is calculated on a straight-line basis over the contractual term of the cloud computing arrangement and is recorded within General and administrative expenses on the Consolidated Statements of Income. As of December 31, 2025 and December 25, 2024, capitalized implementation costs from cloud computing arrangements totaled $2,376 and $4,051, respectively, net of accumulated amortization.
The costs of obtaining non-transferable liquor licenses that are directly issued by local government agencies for nominal fees are expensed as incurred. The costs of purchasing transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses are capitalized as indefinite-lived intangible assets. Annual liquor license renewal fees, for both types of licenses, are expensed over the renewal term. As of December 31, 2025 and December 25, 2024, indefinite-lived intangible assets relating to transferable liquor licenses totaled $2,038. Indefinite-lived intangible assets are evaluated for impairment at least annually during the fourth quarter, and whenever events or circumstances indicate that an impairment may exist. When evaluating intangible assets for impairment, the Company first performs a qualitative assessment to determine whether it is more likely than not that an intangible asset group is impaired. If determined that it is more likely than not that the carrying value of the intangible asset group exceeds its fair value, the Company performs a quantitative assessment to derive the fair value of the intangible asset group. If the carrying value of the intangible asset group exceeds the estimated fair value, an impairment charge is recorded to reduce the carrying value to the estimated fair value. In addition, the Company continuously monitors and may revise the useful lives of intangible assets when facts and circumstances change.
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

Shake Shack Inc. Form 10-K | 80

The Company sells gift cards which do not have expiration dates. Revenue from gift cards is recognized when gift cards are redeemed by the guest or, in the event a gift card is not expected to be redeemed, in proportion to actual redemptions of gift cards ("gift card breakage"). The gift card breakage rate is determined from historical gift card redemption patterns. Gift card breakage income for fiscal 2025, 2024, and 2023 was $525, $413 and $327, respectively. Gift card breakage income is included in Shack sales on the Consolidated Statements of Income.
Licensing Revenue
Licensing revenue includes initial territory fees, Shack opening fees, termination fees and ongoing sales-based royalty fees from licensed Shacks. Generally, the licenses granted to develop, open and operate each Shack in a specified territory are the predominant good or service transferred to the licensee and represent distinct performance obligations. Ancillary promised services, such as training and assistance during the initial opening of a Shack, are typically combined with the license and considered one performance obligation per Shack.
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
Equity-based Compensation
Equity-based compensation expense is measured based on the grant-date fair value of the awards. For awards with graded-vesting features and a combination of service and performance conditions, compensation expense is recognized using a graded-vesting attribution method over the vesting period. For awards with cliff vesting features and a combination of service and performance conditions, compensation expense is recognized on a straight-line basis over the total requisite service period for the entire award based on the most probable outcome of the performance conditions. For awards that contain a market condition, a Monte Carlo simulation valuation model is used to calculate the grant-date fair value. The assumptions used in the valuation include expected term, volatility, risk-free interest rate, and closing price as of the valuation date. Compensation expense for awards containing a market condition is recognized ratably over the performance period regardless of whether the market condition and requisite service period are met. Actual distributed shares are calculated upon conclusion of the service and performance periods. Forfeitures are recognized as they occur for all equity awards. Equity-based compensation expense is included in General and administrative expenses and Labor and related expenses on the Consolidated Statements of Income.
Advertising
Most advertising costs are expensed as incurred, with the exception of advertising production costs, which are expensed at the time the advertising first takes place. Advertising costs totaled $34,138, $22,169 and $12,437 in fiscal 2025, fiscal 2024 and fiscal 2023, respectively, and are included in General and administrative expense and Other operating expenses on the Consolidated Statements of Income.
Leases
Shake Shack currently leases all of its Company-operated Shacks, Shack Support Centers and certain equipment under various non-cancelable lease agreements that expire on various dates through 2045. The Company evaluates contracts entered into to determine whether the contract involves the use of property or equipment, which is either explicitly or implicitly identified in the contract. The Company evaluates whether it controls the use of the asset, which is determined by assessing whether substantially all economic benefit from the use of the asset is obtained, and whether the Company has the right to direct the use of the asset. If these criteria are met, the Company has identified a lease, within the contract, and therefore a right-of-use asset and lease liability are recorded on the Consolidated Balance Sheets. Upon possession of a leased asset, the Company

Shake Shack Inc. Form 10-K | 81

determines whether the lease is an operating or finance lease. All of the Company's real estate leases are classified as operating leases and most equipment leases are classified as finance leases.
Generally, real estate leases have initial terms ranging from ten to fifteen years and typically include two five-year renewal options. Renewal options are generally not recognized as part of the right-of-use assets and lease liabilities as it is not reasonably certain at commencement date that the Company would exercise the renewal options. Real estate leases typically contain fixed minimum rent payments and/or contingent rent payments which are based upon sales in excess of specified thresholds. When the achievement of such sales thresholds are deemed to be probable, contingent rent is accrued in proportion to the sales recognized during the period.
For operating leases, fixed lease payments are recognized as operating lease costs on a straight-line basis over the lease term and are included in specific line items on the Consolidated Statements of Income. Lease expense incurred before a Shack opens is recorded in Pre-opening costs. Once a Company-operated Shack opens, the straight-line lease expense and contingent rent, if applicable, are included in Occupancy and related expenses. Many of these leases also require the Company to pay real estate taxes, common area maintenance costs and other occupancy costs which are included in Occupancy and related expenses. Finance leases are recognized in depreciation expense on a straight-line basis over the remaining lease term, along with recognition of interest expense associated with accretion of the lease liabilities.
For both operating and finance leases that contain lease and non-lease components, the components are combined and accounted for as a single lease component. Variable lease costs for both operating and finance leases, if any, are recognized as incurred. Leases with a term of 12 months or less are deemed short-term and are not recognized on the Consolidated Balance Sheets. Fixed lease payments for short-term leases are recognized on a straight-line basis over the lease term on the Consolidated Statements of Income.
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
Pre-opening Costs
Pre-opening costs are expensed as incurred and consist primarily of occupancy, manager and team member wages, cookware, travel and lodging costs for the opening training team and other supporting team members, marketing expenses, legal fees, and inventory costs incurred prior to the opening of a Company-operated Shack.
Income Taxes
Income taxes are accounted for pursuant to the asset and liability method which requires the recognition of deferred income tax assets and liabilities related to the expected future tax consequences arising from temporary differences between the carrying values and tax bases of assets and liabilities based on enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Any effects of changes in income tax rates or laws are included in Income tax expense on the Consolidated Statements of Income in the period of enactment. A valuation allowance is recognized if the Company determines it is more likely than not that all or a portion of a deferred tax asset will not be recognized. In making such determination, the Company considers all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent and expected future results of operations.

Shake Shack Inc. Form 10-K | 82

Recently Adopted Accounting Pronouncements
The Company adopted the Accounting Standards Update ("ASU") summarized below in fiscal 2025.

ASU	Description	Date Adopted
Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09)
This ASU requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures.

December 31, 2025
Recently Issued Accounting Pronouncements
ASUs applicable to the Company that were recently issued are summarized below.

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
NOTE 3: REVENUE

Revenue Recognition
Revenue disaggregated by type was as follows:

	2025	2024	2023
Shack sales	$1,391,166	$1,207,561	$1,046,819
Licensing revenue:
Sales-based royalties	51,532	43,487	39,853
Initial territory, opening, and termination fees	2,608	1,560	861
Total revenue	$1,445,306	$1,252,608	$1,087,533
The aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of December 31, 2025 was $27,308. The Company expects to recognize this amount as revenue over a long-term period, as the majority of license terms for each Shack range from ten to twenty years. This amount excludes any variable consideration related to sales-based royalties.

Shake Shack Inc. Form 10-K | 83

Contract Balances
Contract liabilities and receivables from contracts with customers were as follows:

	December 31 2025	December 25 2024
Shack sales receivables	$13,397	$10,699
Licensing receivables, net of allowance for doubtful accounts	7,507	5,735
Gift card liability	3,711	2,584
Deferred revenue, current	1,928	1,666
Deferred revenue, long-term	19,154	17,060
Revenue recognized that was included in the respective liability balances at the beginning of the period was as follows:

	2025	2024
Gift card liability	$869	$776
Deferred revenue	2,123	1,461
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
A summary of other income from marketable securities was as follows:

	2025	2024	2023
Income from marketable securities	$—	$640	$2,885
Realized gain on sale of equity securities	—	—	81
Total	$—	$640	$2,966
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
During fiscal 2025, the Company closed one Shack due to a change in ownership of the property and subsequent termination of the lease by the landlord, which resulted in a non-cash impairment charge of $1,179 related to right-of-use assets, and property, plant and equipment. The Company also recorded a gain on lease termination partially offset by miscellaneous Shack closure expense which totaled $(87). Additionally in fiscal 2025, the Company recognized miscellaneous Shack closure expense of $1,687 and a non-cash impairment charge of $170 related to the nine Shack closures in fiscal 2024.
During fiscal 2024, the Company recognized a non-cash impairment charge of $27,633 and miscellaneous Shack closure expense of $1,715 related to the closure of nine underperforming Company-operated Shacks in California, Ohio and Texas. No impairment charges were recognized during fiscal 2023.

Shake Shack Inc. Form 10-K | 84

The fair values of assets were determined using an income-based approach and are classified as Level 3 within the fair value hierarchy. Significant inputs include projections of future cash flows, Shack sales, profitability, discount rates, and sublease income. These impairment charges were included in Impairments, loss on disposal of assets, and Shack closures on the Consolidated Statements of Income.
NOTE 5: ACCOUNTS RECEIVABLE, NET

The components of Accounts receivable, net were as follows:

	December 31 2025	December 25 2024
Licensing receivables, net of allowance for doubtful accounts	$7,507	$5,735
Credit card receivables	7,143	5,856
Delivery receivables	5,187	4,225
Vendor rebates	5,175	796
Other receivables	7,950	3,075
Accounts receivable, net	$32,962	$19,687
NOTE 6: PROPERTY AND EQUIPMENT, NET

The components of Property and equipment, net were as follows:

	December 31 2025	December 25 2024
Leasehold improvements	$757,035	$676,098
Equipment	136,900	116,561
Furniture and fixtures	38,233	34,057
Computer equipment and software	137,933	122,406
Financing equipment lease right-of-use assets	25,373	19,630
Construction in progress	81,381	40,034
Property and equipment, gross	1,176,855	1,008,786
Less: accumulated depreciation	(551,004)	(457,186)
Property and equipment, net	$625,851	$551,600
Depreciation expense was $106,574, $102,442 and $91,216 for fiscal 2025, fiscal 2024 and fiscal 2023, respectively.

Shake Shack Inc. Form 10-K | 85

NOTE 7: SUPPLEMENTAL BALANCE SHEET INFORMATION

The components of Prepaid expenses and other current assets were as follows:

	December 31 2025	December 25 2024
Prepaid expenses	$11,162	$8,196
Tenant allowance receivables	17,924	12,761
Other	994	844
Prepaid expenses and other current assets	$30,080	$21,801
The components of Other current liabilities were as follows:

	December 31 2025	December 25 2024
Sales tax payable	$10,080	$6,999
Current portion of financing equipment lease liabilities	5,959	4,086
Gift card liability	3,711	2,584
Other	8,033	5,869
Other current liabilities	$27,783	$19,538
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
The Convertible Notes had an initial conversion rate of 5.8679 shares of Class A common stock per one thousand dollar principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $170.42 per share of Class A

Shake Shack Inc. Form 10-K | 86

common stock. The fair value of the Convertible Notes was approximately $236,875 and $256,900, respectively, as of December 31, 2025 and December 25, 2024, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as a Level 2 measurement within the fair value hierarchy.
On or after March 6, 2025, the Company may redeem for cash all or any portion of the Convertible Notes, at the Company's option, if the last reported sale price of Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date. The Convertible Notes were not redeemable by the Company prior to March 6, 2025.
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

	Classification	2025	2024	2023
Amortization expense on Convertible Notes	Interest expense	$1,048	$1,047	$1,047

	December 31 2025	December 25 2024
Convertible Notes	$250,000	$250,000
Discount and debt issuance costs, net of amortization	(2,269)	(3,317)
Long-term debt	$247,731	$246,683
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
Outstanding borrowings under the Revolving Credit Facility bear interest at either: (i) the base rate plus applicable margin ranging from 0.0% to 1.5% or (ii) the Secured Overnight Financing Rate (“SOFR”) plus applicable margin ranging from 1.0% to 2.5%, in each case dependent upon the net lease adjusted leverage ratio. As of December 31, 2025 and December 25, 2024, no amounts were outstanding under the Revolving Credit Facility.

Shake Shack Inc. Form 10-K | 87

The obligations under the Revolving Credit Facility are secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' direct and indirect subsidiaries, with certain exceptions. The Revolving Credit Facility requires the Company to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios, as well as other customary affirmative and negative covenants. As of December 31, 2025, the Company was in compliance with all covenants.
The Revolving Credit Facility also permits the issuance of letters of credit upon our request of up to $15,000. As of December 31, 2025 and December 25, 2024, the Company had outstanding letters of credit of $4,839 and $3,894, respectively, in connection with the Revolving Credit Facility.

	Classification	2025	2024	2023
Interest expense on Revolving Credit Facility	Interest expense	$61	$67	$74

	Classification	December 31 2025	December 25 2024
Unamortized deferred financing costs on Revolving Credit Facility	Other assets	$19	$23
NOTE 9: LEASES

A summary of operating and finance right-of-use assets and lease liabilities were as follows:

	Classification	December 31 2025	December 25 2024
Operating leases	Operating lease assets	$507,253	$424,611
Finance leases	Property and equipment, net	15,056	12,225
Total right-of-use assets		$522,309	$436,836

Operating leases:
	Operating lease liabilities, current	$63,553	$55,739
	Long-term operating lease liabilities	575,138	494,499
Finance leases:
	Other current liabilities	5,959	4,086
	Other long-term liabilities	9,745	8,616
Total lease liabilities		$654,395	$562,940

Shake Shack Inc. Form 10-K | 88

The components of lease expense were as follows:

	Classification	2025	2024	2023
Operating lease cost	Occupancy and related expenses Pre-opening costs General and administrative expenses	$88,849	$77,432	$67,781
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization expense	5,721	4,181	3,324
Interest on lease liabilities	Interest expense	920	770	476
Variable lease cost	Occupancy and related expenses Pre-opening costs General and administrative expenses	25,128	21,694	18,305
Short-term lease cost	Occupancy and related expenses	665	840	938
Total lease cost		$121,283	$104,917	$90,824

As of December 31, 2025, future minimum lease payments for operating and finance leases consisted of the following:

	Operating Leases	Finance Leases
2026¹	$82,229	$6,674
2027	106,097	6,086
2028	103,001	3,308
2029	95,959	500
2030	83,522	284
Thereafter	349,842	96
Total minimum payments	820,650	16,948
Less: imputed interest	199,883	1,245
Total lease liabilities	$620,767	$15,703
(1)Operating leases are net of certain tenant allowance receivables that were reclassified to Other current assets as of December 31, 2025.

As of December 31, 2025, the Company had additional operating lease commitments of $222,129 for non-cancelable leases without a possession date, which commence in 2026 or later. The terms of these lease commitments are materially consistent with leases recognized on the Consolidated Balance Sheets.
A summary of lease terms and discount rates for operating and finance leases were as follows:

	December 31 2025	December 25 2024
Weighted average remaining lease term (years):
Operating leases	8.6	8.7
Finance leases	2.8	3.3
Weighted average discount rate:
Operating leases	6.3%	6.2%
Finance leases	5.8%	6.1%

Shake Shack Inc. Form 10-K | 89

Supplemental cash flow information related to leases was as follows:

	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$100,328	$91,783	$72,128
Operating cash flows from finance leases	920	770	476
Financing cash flows from finance leases	5,511	3,964	3,272
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	136,882	84,887	72,403
Finance leases	9,553	4,792	8,972
NOTE 10: EMPLOYEE BENEFIT PLANS

Defined Contribution Plan
Team members who have completed 90 days of continuous employment and are 21 years or older are eligible to participate in a defined contribution savings plan maintained by Shake Shack. The plan is funded by participant and employer contributions. Employer contributions, made at the Company's discretion, are paid directly to the third-party trustee and match a portion of certain participants' contributions. The Company matches 100% of certain participants' contributions for the first 3% of eligible compensation contributed and 50% of contributions made in excess of 3% of eligible compensation up to 5% of eligible compensation. Employer contributions totaled $2,497, $2,319 and $1,888, respectively, for fiscal 2025, fiscal 2024 and fiscal 2023.
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
Dividend Restrictions
Shake Shack Inc. is a holding company with no direct operations. As a result, its ability to pay cash dividends on its common stock, if any, is dependent upon cash dividends, distributions or other transfers from SSE Holdings. The amounts available to pay cash dividends are subject to certain covenants and restrictions set forth in the Revolving Credit Facility. As of December 31, 2025, essentially all of the net assets of SSE Holdings were restricted.
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

Shake Shack Inc. Form 10-K | 90

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
The following table summarizes the ownership interest in SSE Holdings:

	2025		2024
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Shake Shack Inc.	40,254,281	94.3%	40,068,068	94.2%
Number of LLC Interests held by non-controlling interest holders	2,434,789	5.7%	2,455,713	5.8%
Total LLC Interests outstanding	42,689,070	100.0%	42,523,781	100.0%
The weighted average ownership percentages for the applicable reporting periods are used to attribute Net income and Other comprehensive income to the non-controlling interest holders and were as follows:

	2025	2024	2023
Non-controlling interest holders' weighted average ownership percentages	5.7%	6.2%	6.7%
The following table summarizes the effects of changes in ownership of SSE Holdings on the Company's equity:

	2025	2024	2023
Net income attributable to Shake Shack Inc.	$45,725	$10,207	$20,264
Other comprehensive income (loss):
Unrealized holding income (loss) on foreign currency translation adjustment	—	2	(3)
Transfers (to) from non-controlling interests:
Increase (decrease) in additional paid-in capital as a result of the redemption of LLC Interests	(271)	3,517	265
Decrease in additional paid-in capital as a result of activity under the stock-based compensation plan	(12,101)	(5,614)	(3,271)
Total effect of changes in ownership interest on equity attributable to Shake Shack Inc.	$33,353	$8,112	$17,255
The following table summarizes the LLC Interests activity:

	2025	2024	2023
LLC Interests activity under the Company's stock-based compensation plan
Number of LLC Interests received by Shake Shack Inc.	165,289	214,953	154,317
Redemption and acquisition of LLC Interests
Number of LLC Interests redeemed by non-controlling interest holders	20,924	378,800	35,000
Number of LLC Interests received by Shake Shack Inc.	20,924	378,800	35,000
Issuance of Class A common stock
Shares of Class A common stock issued in connection with redemptions of LLC Interests	20,924	378,800	35,000
Cancellation of Class B common stock
Shares of Class B common stock surrendered and canceled	20,924	378,800	35,000

Shake Shack Inc. Form 10-K | 91

NOTE 13: EQUITY-BASED COMPENSATION

A summary of equity-based compensation expense by award type was as follows:

	2025	2024	2023
Performance stock units	$4,520	$2,611	$3,149
Restricted stock units	14,983	13,304	11,739
Equity-based compensation expense	$19,503	$15,915	$14,888

Total income tax benefit recognized related to equity-based compensation	$496	$396	$391
Equity-based compensation expense recognized was as follows:

	2025	2024	2023
General and administrative expenses	$17,514	$14,339	$13,587
Labor and related expenses	1,989	1,576	1,301
Equity-based compensation expense	$19,503	$15,915	$14,888
The Company capitalized $450, $371 and $286 of equity-based compensation expense associated with the construction cost of our Shacks and certain digital and technology projects, during fiscal 2025, fiscal 2024 and fiscal 2023, respectively.
Restricted Stock Units
The Company is authorized to grant up to 6,707,843 restricted stock units and other equity-based awards to team members, directors and officers under the 2025 Incentive Award Plan (the “2025 Plan”). The restricted stock units granted generally vest equally over periods ranging from one to five years. The fair value of restricted stock units is determined based on the closing market price of our Class A common stock on the date of grant. Compensation expense related to the restricted stock units is recognized using a straight-line attribution method over the vesting period.

Shake Shack Inc. Form 10-K | 92

A summary of restricted stock unit activity was as follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding and unvested as of December 28, 2022	395,853	$76.82
Granted	326,692	58.26
Vested	(147,163)	70.29
Forfeited	(63,838)	68.94
Outstanding and unvested as of December 27, 2023	511,544	67.82
Granted	199,345	102.77
Vested	(185,649)	70.31
Forfeited	(82,436)	73.41
Outstanding and unvested as of December 25, 2024	442,804	81.47
Granted	201,723	109.32
Vested	(162,408)	81.80
Forfeited	(86,337)	86.81
Outstanding and unvested as of December 31, 2025	395,782	$94.37
The total fair value of shares vested during fiscal 2025, fiscal 2024 and fiscal 2023 was $13,285, $13,021 and $10,382, respectively. As of December 31, 2025, total unrecognized compensation expense related to unvested restricted stock units was $25,071, which is expected to be recognized over a weighted average period of 2.0 years.
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
Performance stock units granted during fiscal 2025 are subject to a requisite service period and the awards cliff vest over three years. The amount of awards that can be earned ranges from 0% to 200% of the number of performance stock units granted, based on the achievement of approved financial goals over a three-year performance period. Performance stock units granted during fiscal 2024 are subject to a requisite service period and the awards vest ratably over four years or cliff vest over three years. The amount of awards that can be earned ranges from 0% to 200% of the number of performance stock units granted, based on the achievement of approved financial goals over a one-year or three-year performance period. No performance stock units were granted during fiscal 2023.
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

Shake Shack Inc. Form 10-K | 93

A summary of performance stock unit activity was as follows:

	Performance Stock Units	Weighted Average Grant Date Fair Value
Outstanding and unvested as of December 28, 2022	159,822	$92.22
Vested	(25,494)	91.36
Forfeited	(12,903)	88.70
Outstanding and unvested as of December 27, 2023	121,425	92.77
Granted	95,624	103.98
Vested	(10,646)	129.68
Forfeited	(33,957)	91.73
Outstanding and unvested as of December 25, 2024	172,446	96.82
Granted	73,057	106.87
Performance achievement(1)	3,093	107.25
Vested	(85,408)	89.85
Forfeited	(9,225)	107.84
Outstanding and unvested as of December 31, 2025	153,963	$105.00
(1)Represents the incremental awards earned and/or awards forfeited based on the achievement of performance conditions.

The total fair value of awards that vested during fiscal 2025, fiscal 2024 and fiscal 2023 was $9,136, $1,104 and $1,441, respectively. The weighted average grant date fair value of performance stock units granted during fiscal 2023 was nil. As of December 31, 2025, total unrecognized compensation expense related to unvested performance stock units was $8,471, which is expected to be recognized over a weighted average period of 2.0 years.
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
Income Tax Expense
The components of Income before income taxes were as follows:

	2025	2024	2023
Domestic	$18,469	$(18,247)	$(13,427)
Foreign	54,140	32,491	30,407
Income before income taxes	$72,609	$14,244	$16,980

Shake Shack Inc. Form 10-K | 94

The components of Income tax expense (benefit) were as follows:

	2025	2024	2023
Current income taxes:
State and local	$3,155	$554	$1,271
Foreign	3,132	3,924	3,793
Total current income taxes	6,287	4,478	5,064
Deferred income taxes:
Federal	10,237	(2,731)	(12,427)
State and local	6,379	1,677	3,353
Total deferred income taxes	16,616	(1,054)	(9,074)
Income tax expense (benefit)	$22,903	$3,424	$(4,010)
A reconciliation of Income tax expense (benefit) computed at the U.S. federal statutory income tax rate to the recognized Income tax expense (benefit) and the U.S. statutory income tax rate to our effective tax rate after the adoption of ASU 2023-09 was as follows:

	2025
Expected U.S. federal income taxes at statutory rate	$15,248	21.0%
State and local income taxes, net of federal benefit (1)	8,216	11.3%
Foreign Tax Effects:
Foreign withholding taxes	3,052	4.2%
Tax credits:
Federal employer tip credit	(2,613)	(3.6)%
Other credits	(1,490)	(2.1)%
Non-taxable or non-deductible items:
Non-deductible compensation	926	1.3%
Equity-based compensation	(1,461)	(2.0)%
Other	1,341	1.8%
Changes in unrecognized tax benefits	14	—%
Other	(330)	(0.4)%
Income tax expense (benefit)	$22,903	31.5%
(1)For fiscal 2025, the states and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include New York State and City.

Shake Shack Inc. Form 10-K | 95

Reconciliations of Income tax expense (benefit) computed at the U.S. federal statutory income tax rate to the recognized Income tax expense (benefit) and the U.S. statutory income tax rate to our effective tax rates before the adoption of ASU 2023-09 were as follows:

	2024		2023
Expected U.S. federal income taxes at statutory rate	$2,991	21.0%	$3,565	21.0%
State and local income taxes, net of federal benefit	2,166	15.2%	2,090	12.3%
Foreign withholding taxes	3,924	27.6%	3,792	22.3%
Tax credits	(7,033)	(49.4)%	(7,060)	(41.6)%
Non-controlling interest	(166)	(1.2)%	(196)	(1.2)%
Non-deductible expenses	2,240	15.7%	1,169	6.9%
Reserve for uncertain tax positions	—	—%	154	0.9%
Remeasurement of deferred tax assets in connection with other tax rate changes	392	2.8%	1,547	9.1%
Return to provision adjustment	(650)	(4.6)%	(519)	(3.0)%
Change in valuation allowance	(97)	(0.7)%	(9,195)	(54.1)%
Other	(343)	(2.4)%	643	3.8%
Income tax expense (benefit)	$3,424	24.0%	$(4,010)	(23.6)%
Shake Shack's effective income tax rates for fiscal 2025, fiscal 2024 and fiscal 2023 were 31.5%, 24.0% and (23.6)%, respectively. The increase in the effective income tax rate from fiscal 2024 to fiscal 2025 was primarily driven by foreign tax credits that are not expected to be realized and the remeasurement of deferred tax assets following the filing of the Company’s 2024 tax returns.
The following table sets forth the total income taxes paid, net of refunds after the adoption of ASU 2023-09:

2025
U.S. state and local:
New York	$609
Tennessee	282
Other	237
Total U.S. state and local	1,128
Foreign:
China	511
Mexico	327
Philippines	220
Singapore	220
South Korea	737
Other	1,117
Total foreign	3,132
Total	$4,260

Before to the adoption of ASU 2023-09, income taxes paid, net of refunds for fiscal 2024 and fiscal 2023 were $6,531 and $4,056, respectively.

Shake Shack Inc. Form 10-K | 96

Deferred Tax Assets and Liabilities
The components of deferred tax assets and liabilities were as follows:

	December 31 2025	December 25 2024
Deferred tax assets:
Investment in partnership	$74,094	$89,397
Tax Receivable Agreement	66,053	67,192
Operating lease liability	6,281	5,264
Financing lease liability	159	124
Deferred revenue	251	209
Equity-based compensation	423	357
Net operating loss carryforwards	146,137	148,700
Tax credits	34,731	33,643
Other assets	1,117	1,772
Total gross deferred tax assets	329,246	346,658
Valuation allowance	(980)	(260)
Total deferred tax assets, net of valuation allowance	328,266	346,398
Deferred tax liabilities:
Property and equipment	(652)	(537)
Operating lease right-of-use asset	(5,064)	(4,147)
Financing lease right-of-use asset	(152)	(119)
Other liabilities	(13)	(9)
Total gross deferred tax liabilities	(5,881)	(4,812)
Net deferred tax assets	$322,385	$341,586
As of December 31, 2025, the Company's federal and state net operating loss carryforwards for income tax purposes were $606,837 and $370,203, respectively. Of the federal net operating loss carryforwards, $554,970 can be carried forward indefinitely, while the remaining $51,867 will begin to expire in 2035. Similarly, of the state net operating loss carryforwards, $48,536 can be carried forward indefinitely, while the remaining $321,667 will begin to expire in 2026. As of December 31, 2025, the Company had federal tax credit carryforwards, including a capital loss carryforward of $33,871, which will begin to expire in 2026 and gross state tax credit carryforwards of $1,175, which will begin to expire in 2030.
As described in Note 12, Non-controlling Interests, the Company acquired a total of 186,213 LLC Interests during fiscal 2025 through LLC Interest redemptions and stock-based compensation plan activity. Upon acquiring these LLC Interests, the Company recognized a deferred tax asset of $1,279 related to the basis difference in its investment in SSE Holdings. As of December 31, 2025, the total deferred tax asset associated with the basis difference was $74,094.
The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of December 31, 2025, the Company concluded, based on the valuation of all available positive and negative evidence, that all of its deferred tax assets are more likely than not to be realized, except certain state credits and state net operating losses that are not expected to be utilized before expiration. Accordingly, the Company maintained a valuation allowance of $980. The net change in valuation allowance for fiscal 2025 was an increase of $720.
New Tax Legislation
On July 4, 2025, bill H.R. 1, commonly referred to as the "One Big Beautiful Bill Act" or "OBBBA," was signed into law, with certain provisions effective in 2025 and others in 2026. The Act provides for changes to U.S. federal tax law, including the

Shake Shack Inc. Form 10-K | 97

expensing of U.S. research expenditures and certain eligible capital expenditures, among other provisions. We have recognized the effects of the OBBBA provisions in our financial results to the extent they are applicable to the 2025 tax year.
Uncertain Tax Positions
Pursuant to ASC 740, the Company provides for uncertain tax positions based upon our assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. In 2025, no new uncertain tax positions were identified. Reconciliations of the beginning to the ending accounts of gross unrecognized tax benefits for fiscal 2025, fiscal 2024, and fiscal 2023 were as follows:

	2025	2024	2023
Beginning balance	$147	$147	$—
Additions for tax positions of prior years	—	—	263
Settlements	—	—	(116)
Ending balance	$147	$147	$147
The Company files U.S. federal, state and local, and foreign tax returns. Generally, the Company's state and local income tax returns from 2018 to 2024 remain open to examination. The Company’s foreign income tax returns generally remain open to examination for the 2019 through 2024 tax years. Statutes of limitation in the United States and various state and foreign jurisdictions are generally three to six years from the date of filing but may be extended in certain circumstances, including when tax attributes such as net operating losses and tax credit carryforwards are involved. Tax authorities may also review returns for years otherwise closed by statute to adjust related tax attributes arising in prior years.
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
During fiscal 2025, the Company acquired a total of 20,924 LLC Interests in connection with the redemption of LLC Interests, which led to an increase in the tax basis of its investment in SSE Holdings subject to the provisions of the Tax Receivable Agreement. The Company recognized an additional asset of $1,279 for the TRA Payments due to the redeeming members, representing 85% of the aggregate tax benefits the Company expects to realize from the tax basis increases related to the redemption of LLC Interests. This estimate was based on our conclusion that it was probable that such TRA Payments would be made, considering our projections of future taxable income. During fiscal 2025 payments of $37, inclusive of interest, were made to the members of SSE Holdings pursuant to the Tax Receivable Agreement. No payments were made to the members of SSE Holdings pursuant to the Tax Receivable Agreement in fiscal 2024. As of December 31, 2025, the total amount of TRA Payments due under the Tax Receivable Agreement was $246,835, of which $2,372 amount was included in Other current liabilities on the Consolidated Balance Sheets.

Shake Shack Inc. Form 10-K | 98

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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock (in thousands, except per share amounts):

	2025	2024	2023
Numerator:
Net income attributable to Shake Shack Inc.—basic	$45,725	$10,207	$20,264
Reallocation of net income attributable to non-controlling interests from the assumed conversion of Class B shares	—	613	726
Net income attributable to Shake Shack Inc.—diluted	$45,725	$10,820	$20,990
Denominator:
Weighted average shares of Class A common stock outstanding—basic	40,212	39,830	39,419
Effect of dilutive securities:
Stock options	2	52	75
Performance stock units	35	69	11
Restricted stock units	131	173	85
Convertible Notes	1,467	1,467	1,467
Shares of Class B common stock	—	2,612	2,842
Weighted average shares of Class A common stock outstanding—diluted	41,847	44,203	43,899

Earnings per share of Class A common stock—basic	$1.14	$0.26	$0.51
Earnings per share of Class A common stock—diluted	$1.09	$0.24	$0.48
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

Shake Shack Inc. Form 10-K | 99

The following table presents potentially dilutive securities excluded from the computations of diluted earnings per share of Class A common stock:

	2025		2024		2023
Performance stock units	120,706	(1)	50,556	(1)	99,718	(1)
Shares of Class B common stock	2,434,789	(2)	—		—
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

NOTE 16: SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information:

	2025	2024	2023
Cash paid for:
Income taxes, net of refunds	$4,260	$6,531	$4,056
Interest, net of amounts capitalized	820	882	537
Non-cash investing activities:
Accrued purchases of property and equipment	34,727	19,226	24,999
Capitalized equity-based compensation	208	217	181
Non-cash financing activities:
Establishment of liabilities under Tax Receivable Agreement	861	12,121	720
NOTE 17: COMMITMENTS AND CONTINGENCIES

Lease Commitments
The Company is obligated under various operating leases for Shacks and Shack Support Centers, expiring in various years through 2045. Under certain of these leases, the Company is liable for contingent rent based on a percentage of sales in excess of specified thresholds and typically responsible for its proportionate share of real estate taxes, common area maintenance costs and other occupancy costs. Refer to Note 9, Leases, for additional information.
Certain leases require the Company to obtain letters of credit. As of December 31, 2025, the Company held three letters of credit totaling $695.
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

Shake Shack Inc. Form 10-K | 100

Legal Contingencies
The Company is subject to various legal proceedings, claims and liabilities, involving employees and guests alike, which arise in the ordinary course of business and are generally covered by insurance. As of December 31, 2025, the amount of the ultimate liability with respect to these matters was not material.
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
NOTE 18: RELATED PARTY TRANSACTIONS

Madison Square Park Conservancy
The Chairman of the Board of Directors serves as a director of the Madison Square Park Conservancy ("MSP Conservancy"), with which Shake Shack has a license agreement and pays license fees to operate the Madison Square Park Shack. No amounts were due to MSP Conservancy as of December 31, 2025 and December 25, 2024.

	Classification	2025	2024	2023
Amounts paid to MSP Conservancy	Occupancy and related expenses	$945	$937	$898

Shake Shack Inc. Form 10-K | 101

Olo, Inc.
The Chairman of the Board of Directors served as a director of Olo, Inc., a platform the Company uses in connection with its mobile ordering application through September 2025.

	Classification	2025	2024	2023
Amounts paid to Olo, Inc.	Other operating expenses	$1,142	$838	$595

	Classification	December 31 2025	December 25 2024
Amounts due to Olo, Inc.	Accounts payable Accrued expenses	$334	$227
Tax Receivable Agreement
The Company entered into a Tax Receivable Agreement that provides for the payment by the Company of 85% of the amount of any tax benefits that are actually realized, or in some cases are deemed to realize, as a result of certain transactions. Refer to Note 14, Income Taxes, for additional information.

	Classification	2025	2024	2023
Amounts paid under the Tax Receivable Agreement	Other current liabilities	$37	$—	$—

	Classification	December 31 2025	December 25 2024
Amounts due under the Tax Receivable Agreement	Other current liabilities Liabilities under Tax Receivable Agreement, net of current portion	$246,835	$247,734
Distributions to Members of SSE Holdings
Under the terms of the SSE Holdings LLC Agreement, SSE Holdings is obligated to make tax distributions to its members. No tax distributions were payable to non-controlling interest holders as of December 31, 2025 and December 25, 2024, respectively.

	Classification	2025	2024	2023
Amounts paid to non-controlling interest holders	Non-controlling interests	$1,842	$482	$162
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

Shake Shack Inc. Form 10-K | 102

	2025	2024	2023
Segment revenue(1)	$1,445,306	$1,252,608	$1,087,533
Less:
Food and paper costs	396,714	339,940	305,041
Labor and related expenses	360,693	338,750	304,254
Other operating expenses(2)	212,677	178,381	149,449
Occupancy and related expenses	106,632	93,069	79,846
General and administrative expenses	176,233	149,047	129,542
Depreciation and amortization expense	106,600	102,468	91,242
Pre-opening costs	18,001	15,547	19,231
Impairments, loss on disposal of assets, and Shack closures	5,248	32,368	3,007
Interest expense	2,159	2,045	1,717
Income tax expense (benefit)	22,903	3,424	(4,010)
Other (income) loss, net(3)	(12,260)	(13,251)	(12,776)
Segment income (loss)	49,706	10,820	20,990
Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—
Consolidated net income (loss)	$49,706	$10,820	$20,990

		December 31 2025	December 25 2024
Total Assets		$1,896,209	$1,696,971
(1)Refer to Note 20, for geographic information and breakdown of revenue and long-lived assets by geographic area.
(2)Other operating expenses consist of delivery commissions, Shack-level marketing expenses, repairs and maintenance, utilities, and other operating expenses incidental to operating our Company-operated Shacks, such as non-perishable supplies, credit card fees, and property insurance.
(3)Other (income) loss, net primarily includes interest and dividend income, adjustments to liabilities under the Tax Receivable Agreement, and net unrealized and realized gains and losses from marketable securities. Interest income was $165, $761 and $2,443, respectively in fiscal 2025, 2024 and 2023.
NOTE 20: GEOGRAPHIC INFORMATION

Revenues by geographic area were as follows:

	2025	2024	2023
United States	$1,407,094	$1,219,356	$1,056,753
Other countries	38,212	33,252	30,780
Total revenue	$1,445,306	$1,252,608	$1,087,533
Revenues are shown based on the geographic location of the Company's customers and licensees. The Company's long-lived assets are primarily located in the United States.

Shake Shack Inc. Form 10-K | 103

Schedule I: Condensed Financial Information of Registrant

SHAKE SHACK INC.
CONDENSED BALANCE SHEETS
(PARENT COMPANY ONLY)
(in thousands, except share and per share amounts)

	December 31 2025	December 25 2024
ASSETS
Current assets:
Cash	$8,553	$9,271
Accounts receivable	3,728	—
Prepaid expenses	954	1,405
Total current assets	13,235	10,676
Deferred income taxes, net	322,788	336,588
Investment in SSE Holdings	472,310	390,184
Note receivable from SSE Holdings	232,812	224,879
Note receivable - conversion option	7,000	33,500
Due from SSE Holdings	9,927	9,695
TOTAL ASSETS	$1,058,072	$1,005,522
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	2	—
Accrued expenses	1,371	87
Due to SSE Holdings	42,611	32,482
Other current liabilities	2,372	717
Total current liabilities	46,356	33,286
Long-term debt	247,731	246,683
Liabilities under tax receivable agreement, net of current portion	244,463	247,017
Total liabilities	538,550	526,986
Commitments and contingencies
Stockholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of December 31, 2025 and December 25, 2024.	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 40,254,281 and 40,068,068 shares issued and outstanding as of December 31, 2025 and December 25, 2024, respectively.	40	40
Class B common stock, $0.001 par value—35,000,000 shares authorized; 2,434,789 and 2,455,713 shares issued and outstanding as of December 31, 2025 and December 25, 2024, respectively.	2	2
Additional paid-in capital	452,577	442,993
Retained earnings	66,904	35,502
Accumulated other comprehensive loss	(1)	(1)
Total stockholders' equity	519,522	478,536
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,058,072	$1,005,522
See accompanying Notes to Condensed Financial Statements.

Shake Shack Inc. Form 10-K | 104

Schedule I: Condensed Financial Information of Registrant (continued)

SHAKE SHACK INC.
CONDENSED STATEMENTS OF INCOME
(PARENT COMPANY ONLY)
(in thousands)

	Fiscal Year Ended
	December 31 2025	December 25 2024	December 27 2023
Intercompany revenue	$3,674	$6,476	$7,971
TOTAL REVENUE	3,674	6,476	7,971
General and administrative expenses	2,832	5,647	6,663
Intercompany expenses	3,192	45	54
TOTAL EXPENSES	6,024	5,692	6,717
INCOME (LOSS) FROM OPERATIONS	(2,350)	784	1,254
Equity in net income from SSE Holdings	65,672	8,558	10,091
Other income (expense), net	(18,557)	28,533	14,533
Interest expense	(1,048)	(1,047)	(1,047)
INCOME BEFORE INCOME TAXES	43,717	36,828	24,831
Income tax expense (benefit)	12,315	6,603	(5,203)
NET INCOME	$31,402	$30,225	$30,034
See accompanying Notes to Condensed Financial Statements.

Shake Shack Inc. Form 10-K | 105

Schedule I: Condensed Financial Information of Registrant (continued)

SHAKE SHACK INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(PARENT COMPANY ONLY)
(in thousands)

	Fiscal Year Ended
	December 31 2025	December 25 2024	December 27 2023
Net income	$31,402	$30,225	$30,034
Other comprehensive income (loss), net of tax(1):
Change in foreign currency translation adjustment	—	2	(3)
OTHER COMPREHENSIVE INCOME (LOSS)	—	2	(3)
COMPREHENSIVE INCOME	$31,402	$30,227	$30,031
(1)Net of tax benefit of $0 for fiscal years ended December 31, 2025, December 25, 2024 and December 27, 2023.
See accompanying Notes to Condensed Financial Statements.

Shake Shack Inc. Form 10-K | 106

Schedule I: Condensed Financial Information of Registrant (continued)

SHAKE SHACK INC.
CONDENSED STATEMENTS OF CASH FLOWS
(PARENT COMPANY ONLY)
(in thousands)

	Fiscal Year Ended
	December 31 2025	December 25 2024	December 27 2023
OPERATING ACTIVITIES
Net income	$31,402	$30,225	$30,034
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net income from SSE Holdings	(65,672)	(8,558)	(10,091)
Amortization of debt issuance costs	1,048	1,047	1,047
Equity-based compensation	1,152	920	894
Deferred income taxes	11,170	6,606	(5,249)
(Gain) loss on note receivable - conversion option	26,500	(20,600)	(6,600)
Other non-cash income	(7,933)	(7,933)	(7,933)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	312	(1,342)	(1)
Due (to) from SSE Holdings	(179)	1,153	(3,944)
Accounts payable	2	(146)	107
Accrued expenses	1,328	(395)	515
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(870)	977	(1,221)
INVESTING ACTIVITIES
Purchases of LLC Interests from SSE Holdings	(28,040)	(27,618)	(11,731)
NET CASH USED IN INVESTING ACTIVITIES	(28,040)	(27,618)	(11,731)
FINANCING ACTIVITIES
Proceeds from issuance of Class A common stock to SSE Holdings upon settlement of equity awards	28,040	27,618	11,731
Proceeds from stock option exercises	189	1,620	744
Payments under tax receivable agreement	(37)	—	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	28,192	29,238	12,475
Effect of exchange rate changes on cash and cash equivalents	—	2	(3)
INCREASE (DECREASE) IN CASH	(718)	2,599	(480)
CASH AT BEGINNING OF PERIOD	9,271	6,672	7,152
CASH AT END OF PERIOD	$8,553	$9,271	$6,672
See accompanying Notes to Condensed Financial Statements.

Shake Shack Inc. Form 10-K | 107

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
The following table presents amounts in the Parent Company's Condensed Balance Sheets that were eliminated in consolidation:

	December 31 2025	December 25 2024
Assets
Due from SSE Holdings	$9,927	$9,695
Deferred income taxes, net	2,114	(3,177)
Note receivable from SSE Holdings	232,812	224,879
Note receivable - conversion option	7,000	33,500
Liabilities
Due to SSE Holdings	42,611	32,482

Related party amounts that were not eliminated in the Company's Consolidated Financial Statements include the Parent Company's liabilities under the tax receivable agreement, which totaled $246,835 and $247,734, respectively as of December 31, 2025 and December 25, 2024.

Shake Shack Inc. Form 10-K | 108

The following table presents amounts in the Parent Company's Condensed Statements of Income that were eliminated in consolidation:

	2025	2024	2023
Intercompany revenue	$3,674	$6,476	$7,971
Intercompany expenses	3,192	45	54
Equity in net income from SSE Holdings	65,672	8,558	10,091
Other income (expense), net	18,566	28,533	14,533
Income tax expense (benefit)	(5,291)	7,466	3,715
NOTE 3: NOTE RECEIVABLE FROM SSE HOLDINGS
In March 2021, contemporaneously with the issuance of the Convertible Notes described in Note 4, Debt, below, the Parent Company entered into a $250,000 intercompany note with SSE Holdings (the "Intercompany Note"). The Intercompany Note will mature in March 2028 unless the Parent Company exercises its right to convert the Intercompany Note to maintain at all times a one-to-one ratio between the number of common units, directly or indirectly, held by the Parent Company and the aggregate number of outstanding shares of Class A common stock. As of December 31, 2025 and December 25, 2024, the balance of the Note receivable from SSE Holdings was $232,812 and $224,879, respectively, net of accretion.
The Parent Company's right to convert the Intercompany Note into common units of SSE Holdings (the "Conversion Option") is required to be bifurcated from the Intercompany Note and shown separately on the Parent Company's Condensed Balance Sheets. The Conversion Option is to be recorded at fair value and remeasured at each subsequent reporting date. As of December 31, 2025 and December 25, 2024, the fair value of the Conversion Option was $7,000 and $33,500, respectively.
The following table presents amounts in the Parent Company's Condensed Statements of Income related to the change in value and accretion on the Conversion Option:

	Classification	2025	2024	2023
Unrealized gain (loss)	Other income (expense), net	$(26,500)	$20,600	$6,600
Interest income	Other income (expense), net	$7,933	$7,933	$7,933
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
NOTE 5: COMMITMENTS AND CONTINGENCIES
On February 4, 2015, the Parent Company entered into a tax receivable agreement with the non-controlling interest holders that provides for payments to the non-controlling interest holders of 85% of the amount of any tax benefits that the Parent Company actually realizes, or in some cases is deemed to realize, as a result of certain transactions. Refer to Note 14, Income Taxes,in the accompanying Consolidated Financial Statements, for additional information relating to the Parent Company's Tax Receivable Agreement. As described in Note 14, Income Taxes, in the accompanying Consolidated Financial Statements, the Company is obligated to pay the non-controlling interest holders 85% of any tax benefits that the Company may actually realize, or deemed to realize, from (i) increases in the Company's share of the tax basis of SSE Holdings due to redemptions or exchanges of LLC Interests, (ii) tax basis increases resulting from payments made under the Tax Receivable Agreement, and (iii) deductions from imputed interest under the agreement (the "TRA Payments"). As of December 31, 2025 and December 25, 2024, liabilities under the Tax Receivable Agreement totaled $246,835 and $247,734, respectively.

Shake Shack Inc. Form 10-K | 109

NOTE 6: SUPPLEMENTAL CASH FLOW INFORMATION
The following table sets forth supplemental cash flow information:

	2025	2024	2023
Cash paid for:
Income taxes	$163	$832	$9
Non-cash investing activities:
Accrued contribution related to stock option exercises	189	1,625	744
Class A common stock issued in connection with the acquisition of LLC Interests upon redemption by the non-controlling interest holders	(271)	3,517	265
Non-cash contribution made in connection with equity awards granted to employees of SSE Holdings	27,041	20,406	10,305
Non-cash financing activities:
Establishment of liabilities under tax receivable agreement	861	12,121	720
The following table sets forth the total income taxes paid, net of refunds received after the adoption of ASU 2023-09:

2025
U.S. state and local:
New York	$97
Florida	45
Other	21
Total U.S. state and local	$163

Shake Shack Inc. Form 10-K | 110

Schedule II: Valuation and Qualifying Accounts

	Balance at beginning of period	Additions		Balance at end of period
(in thousands)		Charged to costs and expenses(1)	Charged to other accounts
Deferred tax asset valuation allowance:
Fiscal year ended December 27, 2023	$9,560	$(9,203)	$—	$357
Fiscal year ended December 25, 2024	$357	$(97)	$—	$260
Fiscal year ended December 31, 2025	$260	$720	$—	$980
(1)Amount relates to a valuation allowance established on deferred tax assets related to our investment in SSE Holdings.

Shake Shack Inc. Form 10-K | 111

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Principal Financial Officer and Corporate Controller, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Principal Financial Officer and Corporate Controller concluded that our disclosure controls and procedures were effective as of such date. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Principal Financial Officer and Corporate Controller, to allow timely decisions regarding required disclosure.
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

For Management's Report on Internal Control over Financial Reporting, see Item 8, Financial Statements and Supplementary Data.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Rule 10b5-1 Trading Plans
Pursuant to Item 408(a) of Regulation S-K, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, terminated, or modified a “Rule 10b5-1 trading arrangement” in the fiscal quarter ended December 31, 2025 as follows:

Name	Position	Action	Adoption Date	Expiration Date	Aggregate Numbers of Class A Common Stock to be Purchased/Sold
Daniel Meyer	Chairman of the Board of Directors	Adoption	11/6/2025	8/31/2026	100,000 shares to be sold
Other than as disclosed above, during the fiscal quarter, no other officer or director adopted, terminated, or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Shake Shack Inc. Form 10-K | 112

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Shake Shack Inc. Form 10-K | 113

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item with respect to our directors is incorporated by reference to the sections entitled “Nominees for Election as Class II Directors” and "Continuing Directors" in our Proxy Statement to be filed in connection with our 2026 Annual Meeting of Shareholders (the “Proxy Statement”). The information required by this item with respect to our Code of Business Conduct and Audit Committee (including our “audit committee financial expert”) is incorporated by reference to the sections entitled “Code of Ethics” and “Audit Committee Report” in our Proxy Statement. The information required by this item with respect to our Insider Trading Policy is incorporated by reference to the section entitled "Insider Trading Policy" in our Proxy Statement.
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
Item 11. Executive Compensation.
The information required by this item with respect to director and executive officer compensation is incorporated by reference to the section entitled “Compensation Discussion and Analysis” and "Fiscal 2025 Compensation Tables" in our Proxy Statement.
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
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY INCENTIVE PLANS

The following table provides information about our compensation plans under which our Class A common stock is authorized for issuance, as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans(2)
Equity compensation plans approved by security holders(1)	3,111	$35.26	3,002,096
(1)Includes awards granted and available to be granted under our 2025 Incentive Award Plan.
(2)This amount represents shares of common stock available for issuance under the 2025 Incentive Award Plan, which include stock options, performance stock units and restricted stock units.

Shake Shack Inc. Form 10-K | 114

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

Shake Shack Inc. Form 10-K | 115

Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a)The following documents are filed as part of this report:
(1)Financial Statements

(2)Financial Statement Schedules

Page
Schedule I: Condensed Financial Information of Registrant	104
Schedule II: Valuation and Qualifying Accounts	111
All other financial statement schedules are omitted since they are not required or are not applicable, or the required information is included in the Consolidated Financial Statements or notes thereto.

(3)Exhibits
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.
Item 16. Form 10-K Summary
None.

Shake Shack Inc. Form 10-K | 116

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation of Shake Shack Inc., effective February 4, 2015	8-K	3.1	2/10/2015
3.2		Second Amended and Restated Bylaws of Shake Shack Inc., dated October 1, 2019	8-K	3.1	10/4/2019
4.1		Form of Class A Common Stock Certificate	S-1/A	4.1	1/28/2015
4.2		Description of Securities				#
10.1		Third Amended and Restated Limited Liability Company Agreement of SSE Holdings, LLC, dated February 4, 2015 by and among SSE Holdings, LLC and its Members	8-K	10.3	2/10/2015
10.1.1		Amendment No. 1 to Third Amended and Restated Limited Liability Company Agreement of SSE Holdings, LLC, dated March 7, 2016, but effective as of February 4, 2015	POSAM	10.1.1	3/10/2016
10.1.2		Amendment No. 2 to Third Amended and Restated Limited Liability Company Agreement of SSE Holdings, LLC, dated February 6, 2017	10-K	10.1.2	3/13/2017
10.1.3		Amendment No. 3 to Third Amended and Restated Limited Liability Company Agreement of SSE Holdings, LLC, dated March 31, 2020	10-Q	10.1	7/31/2020
10.2		Amended and Restated Management Services Agreement, effective as of January 15, 2015, by and between SSE Holdings, LLC and USHG, LLC	S-1	10.13	12/29/2014
10.3		Tax Receivable Agreement, dated February 4, 2015, by and among Shake Shack Inc., SSE Holdings, LLC and each of the Members from time to time party thereto	8-K	10.1	2/10/2015
10.4		Registration Rights Agreement, dated February 4, 2015, by and among Shake Shack Inc. and each other person identified on the schedule of investors attached thereto	8-K	10.2	2/10/2015
10.4.1		Amendment No. 1 to Registration Rights Agreement, dated and effective as of October 8, 2015, by and among Shake Shack Inc., the Continuing SSE Equity Owners and affiliates of the Former SSE Equity Owners	10-Q	10.2	11/6/2015
10.5		Stockholders Agreement, dated February 4, 2015, by and among Shake Shack Inc., SSE Holdings, LLC, and the persons and entities listed on the schedules attached thereto	8-K	10.4	2/10/2015
10.5.1		Amendment No. 1 to Stockholders Agreement, dated and effective as of October 8, 2015, by and among Shake Shack Inc., SSE Holdings, LLC, the Meyer Stockholders, the LGP Stockholders and the SEG Stockholders	10-Q	10.1	11/6/2015
10.5.2		Amendment No. 2 to Stockholders Agreement, dated and effective as of May 11, 2017, by and among Shake Shack Inc., SSE Holdings, LLC, the Meyer Stockholders, the LGP Stockholders and the SEG Stockholders	10-Q	10.2	8/4/2017
10.5.3		Amendment No. 3 to Stockholders Agreement, dated and effective as of October 16, 2018, by and among Shake Shack Inc., SSE Holdings, LLC, the Meyer Stockholders, the LPG Stockholders and the SEG Stockholders	10-K	10.5.3	2/25/2019
10.5.4		Amendment No. 4 to Stockholders Agreement, dated and effective as of May 15, 2023, by and among Shake Shack Inc., SSE Holdings, LLC, the Meyer Stockholders and the LGP Stockholders.	8-K	10.2	5/16/2023
10.5.5		Amendment No. 5 to Stockholders Agreement, dated and effective as of May 15, 2023, by and among Shake Shack Inc., SSE Holdings, LLC and the Meyer Stockholders.	8-K	10.3	5/16/2023
10.6		Form of Indemnification Agreement entered into between Shake Shack Inc. and each of its directors and officers, effective February 4, 2015	S-1/A	10.21	1/20/2015
10.7	†	Shake Shack Inc. 2015 Incentive Award Plan	S-8	4.4	1/30/2015
10.7.1	†	Amendment No. 1 to the Shake Shack Inc. 2015 Incentive Award Plan, dated April 26, 2016	10-Q	10.1	5/16/2016

Shake Shack Inc. Form 10-K | 117

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.7.2	†	Amendment No. 2 to the Shake Shack Inc. 2015 Incentive Award Plan, dated February 5, 2019	10-Q	10.1	5/6/2019
10.7.3	†	Shake Shack Inc. Amended and Restated 2025 Incentive Award Plan	8-K	10.10	6/13/2024
10.7.4	†	Form of Employee Option Agreement under the Shake Shack Inc. 2015 Incentive Award Plan, as amended	S-1/A	10.19	1/20/2015
10.7.5	†	Form of Director Option Agreement under the Shake Shack Inc. 2015 Incentive Award Plan, as amended	S-1/A	10.20	1/20/2015
10.7.6	†	Form of Performance Stock Unit Award Agreement under the Shake Shack Inc., 2015 Incentive Award Plan, as amended	10-Q	10.2	5/16/2016
10.7.7	†	Form of Supplement to Performance Stock Unit Award Agreement under the Shake Shack Inc. 2015 Incentive Award Plan, as amended	10-Q	10.3	5/16/2016
10.7.8	†	Form of Employee Restricted Stock Unit Award Agreement under the Shake Shack Inc. 2015 Incentive Award Plan as amended	10-K	10.9.6	2/25/2019
10.7.9	†	Form of Employee Restricted Stock Unit Award Supplement under the Shake Shack Inc. 2015 Incentive Award Plan as amended	10-K	10.9.7	2/25/2019
10.7.10	†	Form of Director Restricted Stock Unit Award Agreement under the Shake Shack Inc. 2015 Incentive Award Plan as amended	10-K	10.9.8	2/25/2019
10.8	†	Form of Non-Employee Director Restricted Stock Unit Award Agreement pursuant to the Shake Shack Inc. 2025 Incentive Award Plan				*
10.9	†	Form of Performance Stock Unit Award Agreement pursuant to the Shake Shack Inc. 2025 Incentive Award Plan				*
10.10	†	Form of Employee Restricted Stock Unit Award Agreement pursuant to the Shake Shack Inc. 2025 Incentive Award Plan				*
10.11	†	2015 Senior Executive Bonus Plan	S-1	10.12	12/29/2014
10.12.1		Employment Agreement, effective as of June 14, 2021, by and among Katherine Fogertey, Shake Shack Inc., SSE Holdings, LLC and Shake Shack Enterprises, LLC	8-K	10.1	6/9/2021
10.12.2		Transition and Advisory Agreement, dated November 20, 2025, by and among Katherine Fogertey, Shake Shack Inc., Shack Shake Enterprises, LLC, and SSE Holdings, LLC	8-K	10.1	11/25/2025
10.12.3		Employment Agreement, dated March 18, 2024, effective May 20, 2024, by and among Robert Lynch, Shake Shack Inc., SSE Holdings, LLC, and Shake Shack Enterprises, LLC	8-K	10.1	3/21/2024
10.12.4		Amendment No. 1, made August 2, 2024, to the Employment Agreement, dated March 18, 2024, effective May 20, 2024, by and among Robert Lynch, Shake Shack Inc., SSE Holdings, LLC, and Shake Shack Enterprises, LLC	10-Q	10.20	8/2/2024
10.12.5		Employment Agreement, dated June 20, 2024, effective July 1, 2024, by and among Stephanie Sentell, Shake Shack Inc., SSE Holdings, LLC, and Shake Shack Enterprises, LLC	8-K	10.10	6/21/2024
10.12.6		Amendment No. 1, made August 2, 2024, to the Employment Agreement, dated June 20, 2024, effective July 1, 2024, by and among Stephanie Sentell, Shake Shack Inc., SSE Holdings, LLC, and Shake Shack Enterprises, LLC	10-Q	10.40	8/2/2024
10.13	†	Non-Employee Director Compensation Policy	10-K	10.19	2/26/2018
10.13.1	†	Amended & Restated Non-Employee Director Compensation Policy, dated May 19, 2016	10-K	10.19.1	2/26/2018
10.13.2	†	Second Amended & Restated Non-Employee Director Compensation Policy, dated March 17, 2017	10-K	10.19.2	2/26/2018
10.13.3	†	Third Amended & Restated Non-Employee Director Compensation Policy, dated April 28, 2022	10-K	10.11	2/21/2025
10.13.4	†	Fourth Amended & Restated Non-Employee Director Compensation Policy, dated October 10, 2024	10-K	10.12	2/21/2025

Shake Shack Inc. Form 10-K | 118

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.14	Credit Agreement, dated as of August 2, 2019, by and among SSE Holdings, LLC, the Guarantors party thereto, the Lenders referred to therein and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender	8-K	10.1	8/5/2019
10.14.1	First Amendment to Credit Agreement, dated as of May 4, 2020, by and among SSE Holdings, LLC, the Guarantors party thereto, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent	10-Q	10.3	5/4/2020
10.14.2	Second Amendment to Credit Agreement, dated as of March 1, 2021, by and among SSE Holdings, LLC, the Guarantors party thereto, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent	10-Q	10.1	5/7/2021
10.14.3	Third Amendment to Credit Agreement, dated as of March 5, 2021, by and among SSE Holdings, LLC, the Guarantors party thereto, the Lenders party thereto, and JPMorgan Chase Bank, National Association, as Administrative Agent	10-Q	10.2	5/7/2021
10.14.4	Fourth Amendment to Credit Agreement, dated as of June 29, 2023, by and among SSE Holdings, LLC, the Guarantors party hereto, the Lenders party hereto, and JPMorgan Chase Bank, National Association, as Administrative Agent	10-Q	10.7	8/4/2023
10.14.5	Fifth Amendment and Waiver to Credit Agreement, dated as of March 19, 2025, by and among SSE Holdings, LLC, the Guarantors party hereto, the Lenders party hereto, and JPMorgan Chase Bank, National Association, as Administrative Agent	10-Q	10.1	7/31/2025
10.14.6	Sixth Amendment to Credit Agreement, dated as of July 9, 2025, by and among SSE Holdings, LLC, the Guarantors party hereto, the Lenders party hereto, and JPMorgan Chase Bank, National Association, as Administrative Agent	10-Q	10.2	7/31/2025
10.15	Security and Pledge Agreement, dated as of August 2, 2019, by and among SSE Holdings, LLC, the other Obligors party thereto, and Wells Fargo Bank, National Association, as Administrative Agent	10-Q	10.2	11/4/2019
10.16	Distribution Agreement, dated April 17, 2020, by and between Shake Shack Inc., J.P. Morgan Securities LLC, BofA Securities, Inc. and Wells Fargo Securities LLC	8-K	1.1	4/17/2020
10.17	Underwriting Agreement, dated April 17, 2020, by and between the Company and J.P. Morgan Securities LLC	8-K	1.1	4/21/2020
19	Insider Trading Compliance Policy	10-K	19	2/21/2025
21	Subsidiaries of Shake Shack Inc.				*
23	Consent of Independent Registered Public Accounting Firm				*
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				#
97	Dodd-Frank Clawback Policy	10-K	97	2/29/2024
101.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*

Shake Shack Inc. Form 10-K | 119

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				*
†    Indicates a management contract or compensatory plan or arrangement.
#    Furnished herewith.

Shake Shack Inc. Form 10-K | 120

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shake Shack Inc.
(Registrant)

	By:	/s/ Peter Herpich
Peter Herpich
Date: February 26, 2026		(Principal Financial Officer and Corporate Controller)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Lynch	Chief Executive Officer and Director	February 26, 2026
Robert Lynch	(Principal Executive Officer)

/s/ Peter Herpich	Corporate Controller	February 26, 2026
Peter Herpich	(Principal Financial Officer and Corporate Controller)

/s/ Daniel Meyer	Chairman of the Board of Directors	February 26, 2026
Daniel Meyer

/s/ Sumaiya Balbale	Director	February 26, 2026
Sumaiya Balbale

/s/ Charles J. Chapman III	Director	February 26, 2026
Charles J. Chapman III

/s/ Jeff Flug	Director	February 26, 2026
Jeff Flug

/s/ Lori George	Director	February 26, 2026
Lori George

/s/ Jeffrey D. Lawrence	Director	February 26, 2026
Jeffrey D. Lawrence

/s/ Joshua Silverman	Director	February 26, 2026
Joshua Silverman

/s/ Tristan Walker	Director	February 26, 2026
Tristan Walker

Shake Shack Inc. Form 10-K | 121