Form 10-Q
period 2026-04-01
Shake Shack Inc.
filed 2026-05-07
CIK 1620533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of April 29, 2026, there were 40,350,732 shares of Class A common stock outstanding and 2,430,789 shares of Class B common stock outstanding.

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
Forward-looking statements reflect our current views with respect to future events and are based on certain assumptions and are subject to risks and uncertainties that could cause our actual results to differ materially from trends, plans, or expectations set forth in the forward-looking statements, as set forth in this Form 10-Q. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. Some of the factors which could cause results to differ materially from our expectations include our ability to develop and open new Shacks on a timely basis, increased costs or shortages or interruptions in the supply and delivery of products, increased labor costs or shortages, inflationary pressures, the impact of tariffs, the impact of Shack closures, our management of digital capabilities and expansion into delivery, as well as kiosk, drive-thru and multiple format investments, our ability to maintain and grow sales at existing Shacks, and risks relating to the restaurant industry generally. You should evaluate all forward-looking statements made in this Form 10-Q in the context of the risks and uncertainties disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the U.S. Securities and Exchange Commission ("SEC") and our other filings with the SEC.
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
Shake Shack Inc. Form 10-Q | 1

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
2 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	April 1 2026	December 31 2025
ASSETS
Current assets:
Cash and cash equivalents	$313,650	$360,123
Accounts receivable, net	29,171	32,962
Inventories	6,610	7,182
Prepaid expenses and other current assets	44,438	30,080
Total current assets	393,869	430,347
Property and equipment, net of accumulated depreciation of $577,755 and $551,004, respectively.	649,245	625,851
Operating lease assets	539,238	507,253
Deferred income taxes, net	325,179	322,385
Other assets	10,101	10,373
TOTAL ASSETS	$1,917,632	$1,896,209
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27,017	$24,747
Accrued expenses	95,488	103,354
Accrued wages and related liabilities	21,151	25,481
Operating lease liabilities, current	65,195	63,553
Other current liabilities	23,761	27,783
Total current liabilities	232,612	244,918
Long-term debt	247,993	247,731
Long-term operating lease liabilities	608,605	575,138
Liabilities under tax receivable agreement, net of current portion	244,613	244,463
Other long-term liabilities	29,220	30,210
Total liabilities	1,363,043	1,342,460
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of April 1, 2026 and December 31, 2025.	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 40,350,155 and 40,254,281 shares issued and outstanding as of April 1, 2026 and December 31, 2025, respectively.	40	40
Class B common stock, $0.001 par value—35,000,000 shares authorized; 2,430,789 and 2,434,789 shares issued and outstanding as of April 1, 2026 and December 31, 2025, respectively.	2	2
Additional paid-in capital	453,457	452,577
Retained earnings	72,419	72,709
Accumulated other comprehensive loss	(6)	(1)
Total stockholders' equity attributable to Shake Shack Inc.	525,912	525,327
Non-controlling interests	28,677	28,422
Total equity	554,589	553,749
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,917,632	$1,896,209
See accompanying Notes to Condensed Consolidated Financial Statements.
Shake Shack Inc. Form 10-Q | 3

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(in thousands, except per share amounts)

	Thirteen Weeks Ended
	April 1 2026	March 26 2025
Shack sales	$354,047	$309,838
Licensing revenue	12,690	11,060
TOTAL REVENUE	366,737	320,898
Shack-level operating expenses:
Food and paper costs	100,023	86,037
Labor and related expenses	92,717	86,668
Other operating expenses	57,512	48,262
Occupancy and related expenses	28,654	24,631
General and administrative expenses	53,608	40,640
Depreciation and amortization expense	29,120	26,543
Pre-opening costs	6,870	3,218
Impairments, loss on disposal of assets, and Shack closures	867	2,057
TOTAL EXPENSES	369,371	318,056
INCOME (LOSS) FROM OPERATIONS	(2,634)	2,842
Other income, net	2,743	2,971
Interest expense	(548)	(563)
INCOME (LOSS) BEFORE INCOME TAXES	(439)	5,250
Income tax expense (benefit)	(145)	737
NET INCOME (LOSS)	(294)	4,513
Less: Net income (loss) attributable to non-controlling interests	(4)	268
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$(290)	$4,245
Earnings (Loss) per share of Class A common stock:
Basic	$(0.01)	$0.11
Diluted	$(0.01)	$0.10
Weighted-average shares of Class A common stock outstanding:
Basic	40,289	40,120
Diluted	40,289	41,864
See accompanying Notes to Condensed Consolidated Financial Statements.

4 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Thirteen Weeks Ended
	April 1 2026	March 26 2025
Net income (loss)	$(294)	$4,513
Other comprehensive loss, net of tax(1):
Change in foreign currency translation adjustment	(5)	(1)
OTHER COMPREHENSIVE LOSS	(5)	(1)
COMPREHENSIVE INCOME (LOSS)	(299)	4,512
Less: Comprehensive income (loss) attributable to non-controlling interests	(4)	268
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$(295)	$4,244
(1)Net of tax expense of $0 for the thirteen weeks ended April 1, 2026 and March 26, 2025.
See accompanying Notes to Condensed Consolidated Financial Statements.
Shake Shack Inc. Form 10-Q | 5

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands, except share amounts)

For the Thirteen Weeks Ended April 1, 2026 and March 26, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 31, 2025	40,254,281	$40	2,434,789	$2	$452,577	$72,709	$(1)	$28,422	$553,749
Net loss	—	—	—	—	—	(290)	—	(4)	(294)
Other comprehensive loss:
Net change in foreign currency translation adjustment	—	—	—	—	—	—	(5)	—	(5)
Equity-based compensation	—	—	—	—	5,282	—	—	—	5,282
Activity under stock compensation plans	91,874	—	—	—	(5,472)	—	—	287	(5,185)
Redemption of LLC Interests	4,000	—	(4,000)	—	16	—	—	(16)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	1,054	—	—	—	1,054
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	(12)	(12)
BALANCE, APRIL 1, 2026	40,350,155	$40	2,430,789	$2	$453,457	$72,419	$(6)	$28,677	$554,589

BALANCE, DECEMBER 25, 2024	40,068,068	$40	2,455,713	$2	$442,993	$26,984	$(1)	$23,608	$493,626
Net income	—	—	—	—	—	4,245	—	268	4,513
Other comprehensive loss:
Net change in foreign currency translation adjustment	—	—	—	—	—	—	(1)	—	(1)
Equity-based compensation	—	—	—	—	4,653	—	—	—	4,653
Activity under stock compensation plans	142,669	—	—	—	(8,342)	—	—	15	(8,327)
Redemption of LLC Interests	10,924	—	(10,924)	—	(319)	—	—	319	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	3,062	—	—	—	3,062
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	(21)	(21)
BALANCE, MARCH 26, 2025	40,221,661	$40	2,444,789	$2	$442,047	$31,229	$(2)	$24,189	$497,505
See accompanying Notes to Condensed Consolidated Financial Statements.

6 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Thirteen Weeks Ended
	April 1 2026	March 26 2025
OPERATING ACTIVITIES
Net income (loss) (including amounts attributable to non-controlling interests)	$(294)	$4,513
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	29,120	26,543
Amortization of debt issuance costs	262	262
Amortization of cloud computing assets	512	606
Non-cash operating lease cost	24,687	20,674
Equity-based compensation	5,160	4,541
Deferred income taxes	(1,590)	(644)
Non-cash interest	26	33
Impairments, loss on disposal of assets, and Shack closures	867	2,057
Changes in operating assets and liabilities:
Accounts receivable	3,857	1,403
Inventories	572	702
Prepaid expenses and other current assets	(13,677)	(3,786)
Other assets	(2,128)	(2,375)
Accounts payable	3,301	(2,225)
Accrued expenses	(12,516)	5,566
Accrued wages and related liabilities	(4,330)	(4,874)
Other current liabilities	(5,332)	(409)
Operating lease liabilities	(21,536)	(23,128)
Other long-term liabilities	1,528	1,763
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,489	31,222
INVESTING ACTIVITIES
Purchases of property and equipment	(47,192)	(29,352)
NET CASH USED IN INVESTING ACTIVITIES	(47,192)	(29,352)
FINANCING ACTIVITIES
Payments on principal of finance leases	(1,591)	(1,290)
Distributions paid to non-controlling interest holders	(12)	(21)
Payments under tax receivable agreement, including interest	(977)	(24)
Net proceeds from stock option exercises	69	123
Employee withholding taxes related to net settled equity awards	(5,254)	(8,450)
NET CASH USED IN FINANCING ACTIVITIES	(7,765)	(9,662)
Effect of exchange rate changes on cash and cash equivalents	(5)	(1)
DECREASE IN CASH AND CASH EQUIVALENTS	(46,473)	(7,793)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	360,123	320,714
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$313,650	$312,921
See accompanying Notes to Condensed Consolidated Financial Statements.
Shake Shack Inc. Form 10-Q | 7

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

8 | Shake Shack Inc. Form 10-Q

NOTE 1: NATURE OF OPERATIONS

Shake Shack Inc. was formed on September 23, 2014 as a Delaware corporation for the purpose of facilitating an initial public offering and other related transactions in order to carry on the business of SSE Holdings, LLC and its subsidiaries ("SSE Holdings"). Shake Shack Inc. is the sole managing member of SSE Holdings and, as sole managing member, the Company operates and controls all of the business and affairs of SSE Holdings. As a result, the Company consolidates the financial results of SSE Holdings and reports a non-controlling interest representing the economic interest in SSE Holdings held by the other members of SSE Holdings. As of April 1, 2026 the Company owned 94.3% of SSE Holdings. Unless the context otherwise requires, "we," "us," "our," "Shake Shack," the "Company" and other similar references, refer to Shake Shack Inc. and, unless otherwise stated, all of its subsidiaries, including SSE Holdings.
The Company operates and licenses Shake Shack restaurants ("Shacks"), which serve burgers, chicken, hot dogs, crinkle cut fries, shakes, frozen custard, beer, wine, and more. As of April 1, 2026, there were 679 Shacks in operation system wide, of which 390 were Company-operated Shacks and 289 were licensed Shacks.
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Shake Shack Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. These interim Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and on a basis consistent in all material respects with the accounting policies described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 ("2025 Form 10-K"). Certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These interim Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company's 2025 Form 10-K. In the Company's opinion, all adjustments, which are normal and recurring in nature, necessary for a fair presentation of the financial position and results of operation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.
SSE Holdings is considered a variable interest entity. Shake Shack Inc. is the primary beneficiary as the Company has the majority economic interest in SSE Holdings and, as the sole managing member, has decision making authority that significantly affects the economic performance of the entity, while the limited partners have no substantive kick-out or participating rights. As a result, the Company consolidates SSE Holdings. The assets and liabilities of SSE Holdings represent substantially all of the Company's consolidated assets and liabilities with the exception of certain deferred taxes and liabilities under the Tax Receivable Agreement. As of April 1, 2026 and December 31, 2025, the net assets of SSE Holdings were $505,666 and $500,732, respectively. The assets of SSE Holdings are subject to certain restrictions in SSE Holdings' revolving credit agreement.
Fiscal Year
The Company operates on a 52/53 week fiscal year ending on the last Wednesday of December. Fiscal 2026 contains 52 weeks and ends on December 30, 2026. Fiscal 2025 contained 53 weeks and ended on December 31, 2025. Unless otherwise stated, references to years in this report relate to fiscal years.
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
NOTE 3: REVENUE

Revenue Recognition
Revenue disaggregated by type was as follows:

	Thirteen Weeks Ended
	April 1 2026	March 26 2025
Shack sales	$354,047	$309,838
Licensing revenue:
Sales-based royalties	12,153	10,638
Initial territory, opening, and termination fees	537	422
Total revenue	$366,737	$320,898
The aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of April 1, 2026 was $26,846. The Company expects to recognize this amount as revenue over a long-term period, as the majority of license terms for each Shack range from ten to twenty years. This amount excludes any variable consideration related to sales-based royalties.
Contract Balances
Contract liabilities and receivables from contracts with customers were as follows:

	April 1 2026	December 31 2025
Shack sales receivables	$12,103	$13,397
Licensing receivables, net of allowance for doubtful accounts	6,120	7,507
Gift card liability	2,943	3,711
Deferred revenue, current	2,029	1,928
Deferred revenue, long-term	18,862	19,154
Revenue recognized that was included in the respective liability balances at the beginning of the period was as follows:

	Thirteen Weeks Ended
	April 1 2026	March 26 2025
Gift card liability	$763	$459
Deferred revenue	535	419
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
There were no impairment charges recognized during the thirteen weeks ended April 1, 2026. During the thirteen weeks ended March 26, 2025, the Company recognized miscellaneous Shack closure expense of $1,491 and a non-cash impairment charge of $162 related to the nine Shack closures in fiscal 2024.
NOTE 5: SUPPLEMENTAL BALANCE SHEET INFORMATION

The components of Prepaid expenses and other current assets were as follows:

	April 1 2026	December 31 2025
Prepaid expenses	$25,805	$11,162
Tenant allowance receivables	18,606	17,924
Other	27	994
Prepaid expenses and other current assets	$44,438	$30,080
The components of Other current liabilities were as follows:

	April 1 2026	December 31 2025
Sales tax payable	$8,156	$10,080
Current portion of financing equipment lease liabilities	6,394	5,959
Gift card liability	2,943	3,711
Other	6,268	8,033
Other current liabilities	$23,761	$27,783
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
Shake Shack Inc. Form 10-Q | 11

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
The Convertible Notes had an initial conversion rate of 5.8679 shares of Class A common stock per one thousand dollar principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $170.42 per share of Class A common stock. The fair value of the Convertible Notes was approximately $239,125 and $236,875, respectively, as of April 1, 2026 and December 31, 2025, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as a Level 2 measurement within the fair value hierarchy.

		Thirteen Weeks Ended
	Classification	April 1 2026	March 26 2025
Amortization expense on Convertible Notes	Interest expense	$262	$262

	April 1 2026	December 31 2025
Convertible Notes	$250,000	$250,000
Discount and debt issuance costs, net of amortization	(2,007)	(2,269)
Long-term debt	$247,993	$247,731
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
Outstanding borrowings under the Revolving Credit Facility bear interest at either: (i) the base rate plus applicable margin ranging from 0.0% to 1.5% or (ii) the Secured Overnight Financing Rate (“SOFR”) plus applicable margin ranging from 1.0% to 2.5%, in each case dependent upon the net lease adjusted leverage ratio. As of April 1, 2026 and December 31, 2025, no amounts were outstanding under the Revolving Credit Facility.
The obligations under the Revolving Credit Facility are secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' direct and indirect subsidiaries, with certain exceptions. The Revolving Credit Facility requires the Company to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios, as well as other customary affirmative and negative covenants. As of April 1, 2026, the Company was in compliance with all covenants.
12 | Shake Shack Inc. Form 10-Q

The Revolving Credit Facility also permits the issuance of letters of credit upon our request of up to $15,000. As of April 1, 2026 and December 31, 2025, the Company had outstanding letters of credit of $4,853 and $4,839, respectively, in connection with the Revolving Credit Facility.

		Thirteen Weeks Ended
	Classification	April 1 2026	March 26 2025
Interest expense on Revolving Credit Facility	Interest expense	$14	$17

	Classification	April 1 2026	December 31 2025
Unamortized deferred financing costs on Revolving Credit Facility	Other assets	$16	$19
NOTE 7: LEASES

A summary of operating and finance right-of-use assets and lease liabilities were as follows:

	Classification	April 1 2026	December 31 2025
Operating leases	Operating lease assets	$539,238	$507,253
Finance leases	Property and equipment, net	14,943	15,056
Total right-of-use assets		$554,181	$522,309

Operating leases:
	Operating lease liabilities, current	$65,195	$63,553
	Long-term operating lease liabilities	608,605	575,138
Finance leases:
	Other current liabilities	6,394	5,959
	Other long-term liabilities	9,223	9,745
Total lease liabilities		$689,417	$654,395
The components of lease expense were as follows:

		Thirteen Weeks Ended
	Classification	April 1 2026	March 26 2025
Operating lease cost	Occupancy and related expenses Pre-opening costs General and administrative expenses	$24,687	$20,674
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization expense	1,623	1,354
Interest on lease liabilities	Interest expense	222	235
Variable lease cost	Occupancy and related expenses Pre-opening costs General and administrative expenses	6,431	5,603
Short-term lease cost	Occupancy and related expenses	152	147
Total lease cost		$33,115	$28,013
Shake Shack Inc. Form 10-Q | 13

As of April 1, 2026, future minimum lease payments for operating and finance leases consisted of the following:

	Operating Leases	Finance Leases
2026(1)	$59,947	$5,364
2027	107,939	6,658
2028	108,890	3,734
2029	101,896	559
2030	89,477	310
Thereafter	399,213	121
Total minimum payments	867,362	16,746
Less: imputed interest	212,168	1,129
Total lease liabilities	$655,194	$15,617
(1)Operating leases are net of certain tenant allowance receivables that were reclassified to Other current assets as of April 1, 2026.
As of April 1, 2026, the Company had additional operating lease commitments of $197,899 for non-cancelable leases without a possession date, which commence in 2026 or later. The terms of these lease commitments are materially consistent with leases recognized on the Condensed Consolidated Balance Sheets.
A summary of lease terms and discount rates for operating and finance leases were as follows:

	April 1 2026	December 31 2025
Weighted average remaining lease term (years):
Operating leases	8.8	8.6
Finance leases	2.6	2.8
Weighted average discount rate:
Operating leases	6.2%	6.3%
Finance leases	5.7%	5.8%
Supplemental cash flow information related to leases was as follows:

	Thirteen Weeks Ended
	April 1 2026	March 26 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25,297	$27,531
Operating cash flows from finance leases	222	235
Financing cash flows from finance leases	1,591	1,290
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	47,065	30,636
Finance leases	1,669	4,844
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
14 | Shake Shack Inc. Form 10-Q

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
The following table summarizes the ownership interest in SSE Holdings:

	April 1, 2026		December 31, 2025
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Shake Shack Inc.	40,350,155	94.3%	40,254,281	94.3%
Number of LLC Interests held by non-controlling interest holders	2,430,789	5.7%	2,434,789	5.7%
Total LLC Interests outstanding	42,780,944	100.0%	42,689,070	100.0%
The weighted average ownership percentages for the applicable reporting periods are used to attribute Net income (loss) and Other comprehensive income (loss) to the non-controlling interest holders and were as follows:

	Thirteen Weeks Ended
	April 1 2026	March 26 2025
Non-controlling interest holders' weighted average ownership percentages	5.7%	5.8%
The following table summarizes the effects of changes in ownership of SSE Holdings on the Company's equity:

	Thirteen Weeks Ended
	April 1 2026	March 26 2025
Net income (loss) attributable to Shake Shack Inc.	$(290)	$4,245
Other comprehensive loss:
Unrealized holding loss on foreign currency translation adjustment	(5)	(1)
Transfers (to) from non-controlling interests:
Increase (decrease) in additional paid-in capital as a result of the redemption of LLC Interests	16	(319)
Decrease in additional paid-in capital as a result of activity under stock compensation plan	(5,472)	(8,342)
Total effect of changes in ownership interest on loss attributable to Shake Shack Inc.	$(5,751)	$(4,417)
Shake Shack Inc. Form 10-Q | 15

The following table summarizes the LLC Interests activity:

	Thirteen Weeks Ended
	April 1 2026	March 26 2025
LLC Interests activity under the Company's stock compensation plan:
Number of LLC Interests received by Shake Shack Inc.	91,874	142,669
Redemption and acquisition of LLC Interests:
Number of LLC Interests redeemed by non-controlling interest holders	4,000	10,924
Number of LLC Interests received by Shake Shack Inc.	4,000	10,924
Issuance of Class A common stock:
Shares of Class A common stock issued in connection with redemptions of LLC Interests	4,000	10,924
Cancellation of Class B common stock:
Shares of Class B common stock surrendered and canceled	4,000	10,924
NOTE 9: EQUITY-BASED COMPENSATION

A summary of equity-based compensation expense by award type was as follows:

	Thirteen Weeks Ended
	April 1 2026	March 26 2025
Performance stock units	$793	$1,148
Restricted stock units	4,367	3,393
Equity-based compensation expense	$5,160	$4,541
Equity-based compensation expense recognized was as follows:

	Thirteen Weeks Ended
	April 1 2026	March 26 2025
General and administrative expenses	$4,588	$4,115
Labor and related expenses	572	426
Equity-based compensation expense	$5,160	$4,541
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
Effective Income Tax Rates
The following table presents the Company’s effective income tax rates:

16 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended
	April 1 2026	March 26 2025
Effective income tax rates	33.0%	14.0%
The increase in the effective income tax rate for the thirteen weeks ended April 1, 2026 was primarily driven by a decline in the pre-tax income compared to the prior year period, which resulted in discrete tax items having a proportionately greater impact on the effective income tax rate.
The Company's weighted average ownership interest in SSE Holdings was as follows:

	Thirteen Weeks Ended
	April 1 2026	March 26 2025
Shake Shack's weighted average ownership percentages	94.3%	94.2%
Deferred Tax Assets and Liabilities
The Company acquires LLC Interests in connection with the redemption of LLC Interests and activity relating to its stock compensation plan and recognizes deferred tax assets associated with the basis difference in its investment in SSE Holdings upon acquisition of these LLC Interests.
The following table summarizes the LLC Interests acquired by the Company:

	Thirteen Weeks Ended
	April 1 2026	March 26 2025
LLC Interests activity under the Company's stock compensation plan	91,874	142,669
LLC Interests activity from redemptions of LLC Interests	4,000	10,924
Total LLC Interests acquired by the Company	95,874	153,593
Deferred tax assets related to the basis difference in the Company's investment in SSE Holdings were as follows:

	Thirteen Weeks Ended
	April 1 2026	March 26 2025
Deferred tax assets recognized upon acquisition of LLC Interests	$1,174	$3,358

	April 1 2026	December 31 2025
Total deferred tax assets related to the acquisition of LLC Interests	$92,089	$74,094
The Company also recognizes deferred tax assets related to additional tax basis increases generated from expected future payments under the Tax Receivable Agreement and related deductions for imputed interest on such payments. Refer to "Tax Receivable Agreement," herein for additional information.

	Thirteen Weeks Ended
	April 1 2026	March 26 2025
Deferred tax assets recognized under the Tax Receivable Agreement	$31	$113
The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of April 1, 2026, the Company
Shake Shack Inc. Form 10-Q | 17

concluded, based on the weight of all available positive and negative evidence, that all of its deferred tax assets (except for those deferred tax assets relating to certain state tax credits and net operating losses) are more likely than not to be realized. As such, no additional valuation allowance was recognized.
One Big Beautiful Bill Act
On July 4, 2025, bill H.R. 1, commonly referred to as the "One Big Beautiful Bill Act" or "OBBBA," was signed into law, with certain provisions effective in 2025 and others in 2026. The Act provides for changes to U.S. federal tax law, including the expensing of U.S. research expenditures and certain eligible capital expenditures, among other provisions. We have recognized the effects of the OBBBA provisions in our financial results to the extent they are applicable to the thirteen weeks ended April 1, 2026.
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
There were no transactions subject to the Tax Receivable Agreement for which the Company did not recognize the related liability, as the Company concluded that it would have sufficient future taxable income to utilize all of the related tax benefits generated by all transactions that occurred during the thirteen weeks ended April 1, 2026 and March 26, 2025.
A summary of obligations and payments made under the Tax Receivable Agreement were as follows:

	Thirteen Weeks Ended
	April 1 2026	March 26 2025
Amounts paid under the Tax Receivable Agreement, including interest	$977	$24

	Thirteen Weeks Ended
	April 1 2026	March 26 2025
Additional liabilities recognized under the Tax Receivable Agreement	$150	$404

	April 1 2026	December 31 2025
Total obligations under the Tax Receivable Agreement	$246,008	$246,835
18 | Shake Shack Inc. Form 10-Q

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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A common stock (in thousands, except per share amounts):

	Thirteen Weeks Ended
	April 1 2026	March 26 2025
Numerator:
Net income (loss) attributable to Shake Shack Inc.—basic	$(290)	$4,245
Net income (loss) attributable to Shake Shack Inc.—diluted	$(290)	$4,245
Denominator:
Weighted average shares of Class A common stock outstanding—basic	40,289	40,120
Effect of dilutive securities:
Stock options	—	3
Performance stock units	—	82
Restricted stock units	—	192
Convertible Notes	—	1,467
Weighted average shares of Class A common stock outstanding—diluted	40,289	41,864

Earnings per share of Class A common stock—basic	$(0.01)	$0.11
Earnings per share of Class A common stock—diluted	$(0.01)	$0.10
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
The following table presents potentially dilutive securities excluded from the computations of diluted earnings (loss) per share of Class A common stock:
Shake Shack Inc. Form 10-Q | 19

	Thirteen Weeks Ended
	April 1 2026		March 26 2025
Stock options	1,108	(1)	—
Performance stock units	261,595	(1)	118,213	(2)
Restricted stock units	467,164	(1)	—
Shares of Class B common stock	2,430,789	(1)	2,444,789	(1)
Convertible notes	1,466,975	(1)	—
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

NOTE 12: SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information:

	Thirteen Weeks Ended
	April 1 2026	March 26 2025
Cash paid for:
Income taxes, net of refunds	$881	$878
Interest, net of amounts capitalized	260	187
Non-cash investing activities:
Accrued purchases of property and equipment	38,341	22,718
Capitalized equity-based compensation	57	68
Non-cash financing activities:
Establishment of liabilities under Tax Receivable Agreement	150	404
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
Certain leases require the Company to obtain letters of credit. As of April 1, 2026, the Company held three letters of credit totaling $695.
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
20 | Shake Shack Inc. Form 10-Q

exclusive contracts with certain vendors to supply food, beverages and paper goods, obligating the Company to purchase specified quantities.
Legal Contingencies
The Company is subject to various legal proceedings, claims and liabilities, involving employees and guests alike, which arise in the ordinary course of business and are generally covered by insurance. As of April 1, 2026, the amount of the ultimate liability with respect to these matters was not material.
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
NOTE 14: RELATED PARTY TRANSACTIONS

Madison Square Park Conservancy
The Chairman of the Board of Directors serves as a director of the Madison Square Park Conservancy ("MSP Conservancy"), with which Shake Shack has a license agreement and pays license fees to operate the Madison Square Park Shack. No amounts were due to MSP Conservancy as of April 1, 2026 and December 31, 2025.

		Thirteen Weeks Ended
	Classification	April 1 2026	March 26 2025
Amounts paid to MSP Conservancy	Occupancy and related expenses Other operating expenses	$320	$233
Tax Receivable Agreement
The Company entered into a Tax Receivable Agreement that provides for the payment by the Company of 85% of the amount of any tax benefits that are actually realized, or in some cases are deemed to realize, as a result of certain transactions. Refer to Note 10, Income Taxes, for additional information.

		Thirteen Weeks Ended
	Classification	April 1 2026	March 26 2025
Amounts paid under the Tax Receivable Agreement, including interest	Other current liabilities	$977	$24

	Classification	April 1 2026	December 31 2025
Amounts due under the Tax Receivable Agreement	Other current liabilities Liabilities under Tax Receivable Agreement, net of current portion	$246,008	$246,835
Shake Shack Inc. Form 10-Q | 21

Distributions to Members of SSE Holdings
Under the terms of the SSE Holdings LLC Agreement, SSE Holdings is obligated to make tax distributions to its members. No tax distributions were payable to non-controlling interest holders as of April 1, 2026 and December 31, 2025.

		Thirteen Weeks Ended
	Classification	April 1 2026	March 26 2025
Amounts paid to non-controlling interest holders	Non-controlling interests	$12	$21

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
22 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended
	April 1 2026	March 26 2025
Segment revenue	$366,737	$320,898
Less:
Food and paper costs	100,023	86,037
Labor and related expenses	92,717	86,668
Other operating expenses(1)	57,512	48,262
Occupancy and related expenses	28,654	24,631
General and administrative expenses	53,608	40,640
Depreciation and amortization expense	29,120	26,543
Pre-opening costs	6,870	3,218
Impairments, loss on disposal of assets, and Shack closures	867	2,057
Interest expense	548	563
Income tax expense (benefit)	(145)	737
Other (income) loss, net(2)	(2,743)	(2,971)
Segment income (loss)	(294)	4,513
Reconciliation of profit or loss:
Adjustments and reconciling items	—	—
Consolidated net income (loss)	$(294)	$4,513

	April 1 2026	December 31 2025
Total Assets	$1,917,632	$1,896,209
(1)Other operating expenses consist of delivery commissions, Shack-level marketing expenses, repairs and maintenance, utilities, and other operating expenses incidental to operating our Company-operated Shacks, such as non-perishable supplies, credit card fees and property insurance.
(2)Other (income) loss, net consists primarily of interest income, adjustments to liabilities under the Tax Receivable Agreement, dividend income, and net unrealized and realized gain and losses from marketable securities. Interest income was $32 and nil, for the thirteen weeks ended April 1, 2026 and March 26, 2025, respectively.
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
Forward-looking statements reflect our current views with respect to future events and are based on certain assumptions and are subject to risks and uncertainties that could cause our actual results to differ materially from trends, plans, or expectations set forth in the forward-looking statement, as set forth in this Form 10-Q. All forward-looking statements are expressly qualified in
Shake Shack Inc. Form 10-Q | 23

their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Form 10-Q in the context of the risks and uncertainties disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 ("2025 Form 10-K") and our other filings with the SEC.
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
The following discussion should be read in conjunction with our 2025 Form 10-K and the Condensed Consolidated Financial Statements and notes thereto included in Part I, Item 1 of this Form 10-Q. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years and the associated quarters, months and periods of those fiscal years.
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
Key Operating Metrics
Same-Shack sales for the thirteen weeks ended April 1, 2026 increased 4.6% compared to the same period last year, driven by a 3.2% increase in price mix and a 1.4% increase in guest traffic. For the purpose of calculating same-Shack sales for the thirteen weeks ended April 1, 2026, Shack sales for 287 Shacks were included in the comparable Shack base.
Average weekly sales were $72,000 for the thirteen weeks ended April 1, 2026, which was flat compared to the same period last year, primarily driven by higher menu prices, partially offset by weather headwinds and menu mix.
System-wide sales for the thirteen weeks ended April 1, 2026 increased 14.1% to $558.3 million compared to the same period last year.
Digital sales for the thirteen weeks ended April 1, 2026 increased 19.6% to $141.1 million compared to the same period last year. Digital sales includes orders placed on the Shake Shack app, website and third-party delivery platforms, which represented 39.9% of Shack sales during the thirteen weeks ended April 1, 2026.
24 | Shake Shack Inc. Form 10-Q

Development Highlights
The following tables summarize the Shacks opened and closed during the thirteen weeks ended April 1, 2026.

	Thirteen Weeks Ended
	April 1 2026
	Company-operated	Licensed	System Wide
Shack counts at the beginning of period	373	286	659
Openings	17	5	22
Permanent closures	—	(2)	(2)
Shack counts at the end of period	390	289	679
Shake Shack Inc. Form 10-Q | 25

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the thirteen weeks ended April 1, 2026 and March 26, 2025:

	Thirteen Weeks Ended
(dollar amounts in thousands)	April 1 2026		March 26 2025
Shack sales	$354,047	96.5%	$309,838	96.6%
Licensing revenue	12,690	3.5%	11,060	3.4%
TOTAL REVENUE	366,737	100.0%	320,898	100.0%
Shack-level operating expenses(1):
Food and paper costs	100,023	28.3%	86,037	27.8%
Labor and related expenses	92,717	26.2%	86,668	28.0%
Other operating expenses	57,512	16.2%	48,262	15.6%
Occupancy and related expenses	28,654	8.1%	24,631	7.9%
General and administrative expenses	53,608	14.6%	40,640	12.7%
Depreciation and amortization expense	29,120	7.9%	26,543	8.3%
Pre-opening costs	6,870	1.9%	3,218	1.0%
Impairments, loss on disposal of assets, and Shack closures	867	0.2%	2,057	0.6%
TOTAL EXPENSES	369,371	100.7%	318,056	99.1%
INCOME (LOSS) FROM OPERATIONS	(2,634)	(0.7)%	2,842	0.9%
Other income, net	2,743	0.7%	2,971	0.9%
Interest expense	(548)	(0.1)%	(563)	(0.2)%
INCOME (LOSS) BEFORE INCOME TAXES	(439)	(0.1)%	5,250	1.6%
Income tax expense (benefit)	(145)	—%	737	0.2%
NET INCOME (LOSS)	(294)	(0.1)%	4,513	1.4%
Less: Net income (loss) attributable to non-controlling interests	(4)	—%	268	0.1%
NET INCOME (LOSS) ATTRIBUTABLE TO SHAKE SHACK INC.	$(290)	(0.1)%	$4,245	1.3%
(1)As a percentage of Shack sales.
Shack Sales
Shack sales represent the aggregate sales of food, beverages and Shake Shack branded merchandise at our Company-operated Shacks and gift card breakage income. Shack sales in any period are directly influenced by the number of operating weeks in such period and the total number of open Shacks.

	Thirteen Weeks Ended
(dollar amounts in thousands)	April 1 2026	March 26 2025
Shack sales	$354,047	$309,838
Percentage of Total revenue	96.5%	96.6%
Dollar change compared to prior year	$44,209
Percentage change compared to prior year	14.3%
Shack sales for the thirteen weeks ended April 1, 2026 increased 14.3% to $354.0 million versus the same period last year. The increase was primarily due to the opening of 58 new Company-operated Shacks between March 26, 2025 and April 1, 2026, which contributed $38.7 million as well as increased menu prices.
26 | Shake Shack Inc. Form 10-Q

Licensing Revenue
Licensing revenue includes initial territory fees, Shack opening fees, termination fees and ongoing sales-based royalty fees from licensed Shacks.

	Thirteen Weeks Ended
(dollar amounts in thousands)	April 1 2026	March 26 2025
Licensing revenue	$12,690	$11,060
Percentage of Total revenue	3.5%	3.4%
Dollar change compared to prior year	$1,630
Percentage change compared to prior year	14.7%
Licensing revenue for the thirteen weeks ended April 1, 2026 increased 14.7% to $12.7 million versus the same period last year. The increase was primarily due to the opening of 38 new licensed Shacks between March 26, 2025 and April 1, 2026, which contributed $1.3 million to Licensing revenue.
Food and Paper Costs
Food and paper costs include the direct costs associated with food, beverage and packaging of our menu items. The components of Food and paper costs are variable by nature, change with sales volume, and are impacted by menu mix, channel mix and fluctuations in commodity costs, as well as geographic scale and proximity.

	Thirteen Weeks Ended
(dollar amounts in thousands)	April 1 2026	March 26 2025
Food and paper costs	$100,023	$86,037
Percentage of Shack sales	28.3%	27.8%
Dollar change compared to prior year	$13,986
Percentage change compared to prior year	16.3%
Food and paper costs for the thirteen weeks ended April 1, 2026 increased 16.3% to $100.0 million versus the same period last year. The increase was primarily due to the opening of 58 new Company-operated Shacks between March 26, 2025 and April 1, 2026, which contributed approximately $11.3 million.
As a percentage of Shack sales, the increase in Food and paper costs for the thirteen weeks ended April 1, 2026 was primarily driven by unfavorable menu mix and marketing promotions, partially offset by increased menu prices.
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

	Thirteen Weeks Ended
(dollar amounts in thousands)	April 1 2026	March 26 2025
Labor and related expenses	$92,717	$86,668
Percentage of Shack sales	26.2%	28.0%
Dollar change compared to prior year	$6,049
Percentage change compared to prior year	7.0%
Shake Shack Inc. Form 10-Q | 27

Labor and related expenses for the thirteen weeks ended April 1, 2026 increased 7.0% to $92.7 million versus the same period last year. The increase was primarily due to the opening of 58 new Company-operated Shacks between March 26, 2025 and April 1, 2026, partially offset by labor efficiencies.
As a percentage of Shack sales, the decrease in Labor and related expenses for the thirteen weeks ended April 1, 2026 was primarily due to labor efficiencies and sales leverage partially offset by increased wages.
Other Operating Expenses
Other operating expenses consist of delivery commissions, Shack-level marketing expenses, repairs and maintenance, utilities and other operating expenses incidental to operating our Company-operated Shacks, such as non-perishable supplies, credit card fees and property insurance.

	Thirteen Weeks Ended
(dollar amounts in thousands)	April 1 2026	March 26 2025
Other operating expenses	$57,512	$48,262
Percentage of Shack sales	16.2%	15.6%
Dollar change compared to prior year	$9,250
Percentage change compared to prior year	19.2%
Other operating expenses for the thirteen weeks ended April 1, 2026 increased 19.2% to $57.5 million versus the same period last year. The increase was primarily driven by increased facilities costs, mainly the timing of repairs and maintenance, increased transaction costs associated with higher sales and increased marketing spending.
As a percentage of Shack sales, the increase in Other operating expenses for the thirteen weeks ended April 1, 2026 was primarily due to increased facilities costs, mainly the timing of repairs and maintenance, and increased travel expenses related to the 17 new Company-operated Shacks opened in the period.
Occupancy and Related Expenses
Occupancy and related expenses consist of Shack-level occupancy expenses (including rent, common area expenses and certain local taxes), and exclude occupancy expenses associated with unopened Shacks, which are recorded separately in Pre-opening costs.

	Thirteen Weeks Ended
(dollar amounts in thousands)	April 1 2026	March 26 2025
Occupancy and related expenses	$28,654	$24,631
Percentage of Shack sales	8.1%	7.9%
Dollar change compared to prior year	$4,023
Percentage change compared to prior year	16.3%
Occupancy and related expenses for the thirteen weeks ended April 1, 2026 increased 16.3% to $28.7 million versus the same period last year. The increase was primarily due to the opening of 58 new Company-operated Shacks between March 26, 2025 and April 1, 2026, which contributed approximately $2.7 million.
As a percentage of Shack sales, the increase in Occupancy and related expenses for the thirteen weeks ended April 1, 2026 was primarily due to higher common area maintenance charges.
General and Administrative Expenses
General and administrative expenses consist of costs associated with corporate and administrative functions that support Shack development and operations, as well as equity-based compensation expense.
28 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended
(dollar amounts in thousands)	April 1 2026	March 26 2025
General and administrative expenses	$53,608	$40,640
Percentage of Total revenue	14.6%	12.7%
Dollar change compared to prior year	$12,968
Percentage change compared to prior year	31.9%
General and administrative expenses for the thirteen weeks ended April 1, 2026 increased 31.9% to $53.6 million versus the same period last year. The increase was primarily due to increased investments in marketing and technology initiatives as well as increased wages and other team costs to support our Shack growth, partially offset by a decrease in legal costs.
As a percentage of Total revenue, the increase in General and administrative expenses for the thirteen weeks ended April 1, 2026 was primarily due to the aforementioned items.
Depreciation and Amortization Expense
Depreciation and amortization expense primarily consists of the depreciation of fixed assets, including leasehold improvements and equipment.

	Thirteen Weeks Ended
(dollar amounts in thousands)	April 1 2026	March 26 2025
Depreciation and amortization expense	$29,120	$26,543
Percentage of Total revenue	7.9%	8.3%
Dollar change compared to prior year	$2,577
Percentage change compared to prior year	9.7%
Depreciation and amortization expense for the thirteen weeks ended April 1, 2026 increased 9.7% to $29.1 million versus the same period last year. The increase was primarily due to incremental depreciation of capital expenditures related to the opening of 58 new Company-operated Shacks between March 26, 2025 and April 1, 2026, partially offset by a reduction in depreciation expense due to fully depreciated assets compared to the prior year period.
Pre-Opening Costs
Pre-opening costs consist primarily of occupancy, manager and team member wages, cookware, travel and lodging costs for our opening training team and other supporting team members, marketing expenses, legal fees and inventory costs incurred prior to the opening of a Company-operated Shack. All such costs incurred prior to the opening of a Company-operated Shack are expensed in the period in which the expense was incurred. Pre-opening costs can fluctuate significantly from period to period, based on the number and timing of Company-operated Shack openings, and the mix of formats we open from period to period. Additionally, Company-operated Shack openings in new geographic markets may initially experience higher pre-opening costs than our established geographic markets, such as the New York City metropolitan area and southern California, where we have greater economies of scale and incur lower travel and lodging costs for our training team.

	Thirteen Weeks Ended
(dollar amounts in thousands)	April 1 2026	March 26 2025
Pre-opening costs	$6,870	$3,218
Percentage of Total revenue	1.9%	1.0%
Dollar change compared to prior year	$3,652
Percentage change compared to prior year	113.5%
Pre-opening costs for the thirteen weeks ended April 1, 2026 increased 113.5% to $6.9 million versus the same period last year. The increase was primarily due to increased wages and team costs, occupancy costs and travel and entertainment expense to
Shake Shack Inc. Form 10-Q | 29

support our larger development pipeline which includes more Shacks opened during the thirteen weeks ended April 1, 2026 and Shacks under construction compared to the same prior year period.
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

	Thirteen Weeks Ended
(dollar amounts in thousands)	April 1 2026	March 26 2025
Impairments, loss on disposal of assets, and Shack closures	$867	$2,057
Percentage of Total revenue	0.2%	0.6%
Dollar change compared to prior year	$(1,190)
Percentage change compared to prior year	(57.9)%
Impairments, loss on disposal of assets, and Shack closures for the thirteen weeks ended April 1, 2026 decreased to $0.9 million versus the same period last year. The decrease was primarily due to the absence of expenses related to the closure of nine Company-operated Shacks in fiscal 2024, partially offset by an increase in the cost of abandoned projects.
Other Income, Net
Other income, net consists primarily of interest income, adjustments to liabilities under the Tax Receivable Agreement, dividend income, and net unrealized and realized gains and losses from marketable securities.

	Thirteen Weeks Ended
(dollar amounts in thousands)	April 1 2026	March 26 2025
Other income, net	$2,743	$2,971
Percentage of Total revenue	0.7%	0.9%
Dollar change compared to prior year	$(228)
Percentage change compared to prior year	(7.7)%
Other income, net for the thirteen weeks ended April 1, 2026 decreased from $3.0 million to $2.7 million versus the same period last year. The decrease was primarily due to lower dividends.
Interest Expense
Interest expense generally consists of interest on the current portion of our liabilities under the Tax Receivable Agreement, imputed interest related to our financing equipment leases, amortization of deferred financing costs, interest and fees on our Revolving Credit Facility and amortization of debt issuance costs.

	Thirteen Weeks Ended
(dollar amounts in thousands)	April 1 2026	March 26 2025
Interest expense	$(548)	$(563)
Percentage of Total revenue	(0.1)%	(0.2)%
Dollar change compared to prior year	$15
Percentage change compared to prior year	(2.7)%
Interest expense for the thirteen weeks ended April 1, 2026 decreased 2.7% to $0.5 million versus the same period last year. The decrease was primarily due to a decrease in finance lease charges related to new financing equipment leases with lower lease liability balances.
30 | Shake Shack Inc. Form 10-Q

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

	Thirteen Weeks Ended
(dollar amounts in thousands)	April 1 2026	March 26 2025
Income tax expense (benefit)	$(145)	$737
Percentage of Total revenue	—%	0.2%
Dollar change compared to prior year	$(882)
Percentage change compared to prior year	(119.7)%
Our effective income tax rates for the thirteen weeks ended April 1, 2026 and March 26, 2025 were 33.0% and 14.0%, respectively. The increase in the effective income tax rate for thirteen weeks ended April 1, 2026 was primarily driven by a decline in the pre-tax income compared to the prior year period, which resulted in discrete tax items having a proportionately greater impact on the effective income tax rate. Additionally, an increase in the Company's ownership interest in SSE Holdings increases its share of the taxable income (loss) of SSE Holdings. Our weighted-average ownership interest in SSE Holdings was 94.3% and 94.2%, respectively, for the thirteen weeks ended April 1, 2026 and March 26, 2025.
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

	Thirteen Weeks Ended
(dollar amounts in thousands)	April 1 2026	March 26 2025
Net income (loss) attributable to non-controlling interests	$(4)	$268
Percentage of Total revenue	—%	0.1%
Net income (loss) attributable to non-controlling interests for the thirteen weeks ended April 1, 2026 declined to nil from income of $0.3 million in the same period last year. The decline was primarily due to a decrease in net results compared to the same period last year, partially offset by a decrease in the non-controlling interest holders' weighted average ownership, which was 5.7% and 5.8%, respectively for the thirteen weeks ended April 1, 2026 and March 26, 2025.
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
Limitations of the Usefulness of this Measure
Restaurant-level profit and Restaurant-level profit margin may differ from similarly titled measures used by other companies due to different methods of calculation. Presentation of Restaurant-level profit and Restaurant-level profit margin is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. Restaurant-level profit excludes certain costs, such as General and administrative expenses and Pre-opening costs, which are considered normal, recurring cash operating expenses and are essential to support the operation and development of our Shacks. Therefore, this measure may not provide a complete understanding of the operating results of our Company as a whole and Restaurant-level profit and Restaurant-level profit margin should be reviewed in conjunction with our GAAP financial results. Reconciliations of Restaurant-level profit to Income (loss) from operations, the most directly comparable GAAP financial measure, were as follows.
32 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended
(dollar amounts in thousands)	April 1 2026	March 26 2025
Income (loss) from operations	$(2,634)	$2,842
Less:
Licensing revenue	12,690	11,060
Add:
General and administrative expenses	53,608	40,640
Depreciation and amortization expense	29,120	26,543
Pre-opening costs	6,870	3,218
Impairments, loss on disposal of assets, and Shack closures	867	2,057
Restaurant-level profit	$75,141	$64,240

Total revenue	$366,737	$320,898
Less: Licensing revenue	12,690	11,060
Shack sales	$354,047	$309,838

Restaurant-level profit margin(1)	21.2%	20.7%
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
Limitations of the Usefulness of These Measures
EBITDA and adjusted EBITDA may differ from similarly titled measures used by other companies due to different methods of calculation. Presentation of EBITDA and adjusted EBITDA is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. EBITDA and adjusted EBITDA exclude certain normal recurring expenses. Therefore, these measures may not provide a complete understanding of our performance and should be reviewed in conjunction with our GAAP financial measures. Reconciliations of EBITDA and adjusted EBITDA to Net income (loss), the most directly comparable GAAP measure, were as follows.
Shake Shack Inc. Form 10-Q | 33

	Thirteen Weeks Ended
(dollar amounts in thousands)	April 1 2026	March 26 2025
Net income (loss)	$(294)	$4,513
Depreciation and amortization expense	29,120	26,543
Interest expense, net	516	523
Income tax expense (benefit)	(145)	737
EBITDA	$29,197	$32,316

Equity-based compensation	5,160	4,541
Amortization of cloud-based software implementation costs	512	606
Impairments, loss on disposal of assets, and Shack closures	867	2,057
Executive transition costs(1)	1,130	—
Legal settlements(2)	—	983
Restatement costs(3)	—	254
Other(4)	99	(12)
Adjusted EBITDA	$36,965	$40,745

Adjusted EBITDA margin(5)	10.1%	12.7%
(1)Expenses incurred in connection with the termination, search, and hiring of certain executive positions.
(2)Expenses incurred to establish accruals related to the settlements of legal matters.
(3)Expenses incurred related to the restatement of prior periods in the 2023 Form 10-K.
(4)Amounts related to the conflict in the Middle East and expenses incurred for professional fees related to non-recurring matters.
(5)Calculated as a percentage of Total revenue, which was $366.7 million and $320.9 million for the thirteen weeks ended April 1, 2026 and March 26, 2025, respectively.
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
34 | Shake Shack Inc. Form 10-Q

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

	Thirteen Weeks Ended
(in thousands, except per share amounts)	April 1 2026	March 26 2025
Numerator:
Net income (loss) attributable to Shake Shack Inc.	$(290)	$4,245
Adjustments:
Reallocation of Net income (loss) attributable to non-controlling interests from the assumed exchange of LLC Interests(1)	(4)	268
Impairment charges and Shack closures(2)	29	1,653
Executive transition costs(3)	1,130	—
Legal settlements(4)	—	983
Restatement costs(5)	—	254
Other(6)	99	(12)
Tax impact of above adjustments(7)	(876)	(993)
Adjusted pro forma net income	$88	$6,398

Denominator:
Weighted-average shares of Class A common stock outstanding—diluted	40,289	41,864
Adjustments:
Assumed exchange of LLC Interests for shares of Class A common stock(1)	2,433	2,449
Dilutive effect of equity awards	124	—
Dilutive effect of convertible notes	1,467	—
Adjusted pro forma fully exchanged weighted-average shares of Class A common stock outstanding—diluted	44,313	44,313

Adjusted pro forma earnings per fully exchanged share—diluted	$—	$0.14

	Thirteen Weeks Ended
	April 1 2026	March 26 2025
Earnings (loss) per share of Class A common stock—diluted	$(0.01)	$0.10
Non-GAAP adjustments(8)	0.01	0.04
Adjusted pro forma earnings per fully exchanged share—diluted	$—	$0.14
(1)Assumes the exchange of all outstanding LLC Interests for shares of Class A common stock, resulting in the elimination of the non-controlling interest and recognition of the net income (loss) attributable to non-controlling interests.
(2)Expenses incurred related to Shack closures during fiscal 2024 and fiscal 2025.
(3)Expenses incurred in connection with the termination, search, and hiring of certain executive positions.
(4)Expenses incurred to establish accruals related to the settlements of legal matters.
(5)Expenses incurred related to the restatement of prior periods in the 2023 Form 10-K.
(6)Amounts related to the conflict in the Middle East and expenses incurred for professional fees related to non-recurring matters.
(7)Represents the tax effect of the aforementioned adjustments and pro forma adjustments to reflect corporate income taxes at assumed effective tax rates of 89.3% and 21.3% for the thirteen weeks ended April 1, 2026 and March 26, 2025, respectively. Amounts include provisions for U.S. federal income taxes, certain LLC entity-level taxes and foreign withholding taxes, assuming the highest statutory rates apportioned to each applicable state, local and foreign jurisdiction.
(8)Represents the per share impact of non-GAAP adjustments for each period. Refer to the reconciliation of Adjusted pro forma net income above for additional information.
Shake Shack Inc. Form 10-Q | 35

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, and availability under our Revolving Credit Facility. As of April 1, 2026, we maintained a Cash and cash equivalents balance of $313.7 million. In March 2021, we issued 0% Convertible Senior Notes (“Convertible Notes”), and received $243.8 million of proceeds, net of discounts. Refer to Note 6, Debt, in the accompanying Condensed Consolidated Financial Statements, for additional information relating to our long-term debt.
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
In addition, we are obligated to make payments to certain members of SSE Holdings under the Tax Receivable Agreement. As of April 1, 2026, such obligations totaled $246.0 million. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related payments under the Tax Receivable Agreement. Although the amount of any payments that must be made under the Tax Receivable Agreement may be significant, the timing of these payments will vary and will generally be limited to one payment per member per year. The amount of such payments is also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us or to SSE Holdings, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
We believe our existing cash and cash equivalents balances and cash from operations will be sufficient to fund our operating and finance lease obligations, capital expenditures, Tax Receivable Agreement obligations and working capital needs for at least the next 12 months.
Summary of Cash Flows
The following table presents a summary of our cash flows from operating, investing and financing activities.

	Thirteen Weeks Ended
(in thousands)	April 1 2026	March 26 2025
Net cash provided by operating activities	$8,489	$31,222
Net cash used in investing activities	(47,192)	(29,352)
Net cash used in financing activities	(7,765)	(9,662)
Effect of exchange rate changes on cash and cash equivalents	(5)	(1)
Net decrease in Cash and cash equivalents	(46,473)	(7,793)
Cash and cash equivalents at beginning of period	360,123	320,714
Cash and cash equivalents at end of period	$313,650	$312,921

36 | Shake Shack Inc. Form 10-Q

Operating Activities
For the thirteen weeks ended April 1, 2026, net cash provided by operating activities was $8.5 million compared to $31.2 million for the thirteen weeks ended March 26, 2025, a decrease of $22.7 million. The decrease was primarily driven by changes in working capital of $22.9 million, partially offset by a $0.2 million improvement in net results after excluding non-cash charges. The changes in working capital primarily included a change in the timing and payments related to general business operations and accruals and an increase in prepaid rent payments due to the shift of our fiscal calendar, partially offset by improved collection of receivables as compared to prior period.
Investing Activities
For the thirteen weeks ended April 1, 2026, net cash used in investing activities was $47.2 million compared to $29.4 million for the thirteen weeks ended March 26, 2025. The change was primarily driven by an increase of $17.8 million of capital expenditures related to our larger development pipeline, compared to the prior year.
Financing Activities
For the thirteen weeks ended April 1, 2026, net cash used in financing activities was $7.8 million compared to $9.7 million for the thirteen weeks ended March 26, 2025, a decrease of $1.9 million. This decrease was primarily due to a decrease in withholding taxes related to net settled equity awards.
Convertible Notes
In March 2021, we issued $250.0 million aggregate principal amount of 0% Convertible Senior Notes due 2028 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The Convertible Notes will mature on March 1, 2028, unless earlier converted, redeemed or repurchased in certain circumstances. Upon conversion, we pay or deliver, as the case may be, cash, shares of Class A common stock or a combination of cash and shares of Class A common stock, at our election. Refer to Note 6, Debt, in the accompanying Condensed Consolidated Financial Statements, for additional information relating to our long-term debt.
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
Outstanding borrowings under the Revolving Credit Facility bear interest at either: (i) the base rate plus applicable margin ranging from 0.0% to 1.5% or (ii) the Secured Overnight Financing Rate (“SOFR”) plus applicable margin ranging from 1.0% to 2.5%, in each case depending on the net lease adjusted leverage ratio. As of April 1, 2026 and December 31, 2025, no amounts were outstanding under the Revolving Credit Facility.
The obligations under the Revolving Credit Facility are secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' direct and indirect subsidiaries, with certain exceptions.
The Revolving Credit Facility requires us to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios, as well as other customary affirmative and negative covenants. As of April 1, 2026, we were in compliance with all covenants.
Contractual Obligations
Material contractual obligations arising in the normal course of business primarily consist of operating and finance lease obligations, long-term debt, liabilities under the Tax Receivable Agreement and purchase obligations. The timing and nature of these commitments are expected to have an impact on our liquidity and capital requirements in future periods. Refer to Note 6,
Shake Shack Inc. Form 10-Q | 37

Debt and Note 7, Leases, in the accompanying Condensed Consolidated Financial Statements, for additional information relating to our long-term debt and operating and financing leases.
Liabilities under the Tax Receivable Agreement include amounts to be paid to the non-controlling interest holders, assuming we will have sufficient taxable income over the term of the Tax Receivable Agreement to utilize the related tax benefits. Refer to Note 10, Income Taxes, in the accompanying Condensed Consolidated Financial Statements, for additional information relating to our Tax Receivable Agreement and related liabilities.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our consolidated financial condition and results of operations is based upon the accompanying Condensed Consolidated Financial Statements and notes thereto, which have been prepared in accordance with GAAP. The preparation of the Condensed Consolidated Financial Statements requires us to make estimates, judgments and assumptions, which we believe to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Variances in the estimates or assumptions used to actual experience could yield materially different accounting results. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances. There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Recently Issued Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies under Part I, Item 1 of this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to our exposure to market risks as described in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
38 | Shake Shack Inc. Form 10-Q

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the quarter ended April 1, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Shake Shack Inc. Form 10-Q | 39

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
The information required by this Item is incorporated by reference to Part I, Item 1, Note 13, Commitments and Contingencies.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
No officer or director adopted, terminated, or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K in the thirteen weeks ended April 1, 2026.
40 | Shake Shack Inc. Form 10-Q

Item 6. Exhibits.

Exhibit Number		Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Shake Shack Inc., effective February 4, 2015	8-K	3.1	2/10/2015
3.2	Second Amended and Restated Bylaws of Shack Shake Inc., dated October 1, 2019	8-K	3.1	10/4/2019
4.1	Form of Class A Common Stock Certificate	S-1/A	4.1	1/28/2015
10.1	Employment Agreement, effective as of May 11, 2026, by and among Michelle Hook, Shake Shack Inc., SSE Holdings, LLC, and Shake Shack Enterprises, LLC	8-K	10.1	5/7/2026
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				#
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document				*
101.SCH	XBRL Taxonomy Extension Schema Document				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				*
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document				*
#    Furnished herewith.

Shake Shack Inc. Form 10-Q | 41

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shake Shack Inc.
(Registrant)

Date: May 7, 2026	By:	/s/ Robert Lynch
Robert Lynch
Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: May 7, 2026	By:	/s/ Peter Herpich
Peter Herpich
Corporate Controller (Principal Financial Officer and Duly Authorized Officer)

42 | Shake Shack Inc. Form 10-Q