Form 10-Q
period 2026-07-01
Shake Shack Inc.
filed 2026-08-05
CIK 1620533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of July 29, 2026, there were 40,408,149 shares of Class A common stock outstanding and 2,390,789 shares of Class B common stock outstanding.

SHAKE SHACK INC.

Cautionary Note Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different from the statements made herein. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements, including, but not limited to, statements about our growth, including our long-term growth goals, strategic priorities and initiatives, and liquidity. Forward-looking statements discuss our current expectations, targets and projections relating to our financial position, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "aim," "anticipate," "believe," "estimate," "expect," "forecast," "future," "intend," "likely," "outlook," "potential," "preliminary," "project," "projection," "plan," "seek," "target," "may," "could," "would," "will," "should," "can," "can have," the negatives thereof and other similar expressions.
Forward-looking statements reflect our current views with respect to future events and are based on certain assumptions and are subject to risks and uncertainties that could cause our actual results to differ materially from trends, plans, or expectations set forth in the forward-looking statements, as set forth in this Form 10-Q. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. Some of the factors which could cause results to differ materially from our expectations include our ability to develop and open new Shacks on a timely basis, increased costs or shortages or interruptions in the supply and delivery of products, increased labor costs or shortages, inflationary pressures, interest rates, the impact of tariffs, volatility in the financial markets and broader macroeconomic conditions, the impact of Shack closures, the impact of ongoing conflicts and related developments in the Middle East, our management of digital capabilities and expansion into delivery, as well as kiosk, drive-thru and multiple format investments, risks associated with cyberattacks, data security and technology disruptions, the impact of adverse weather conditions, changes in consumer spending patterns, volatility in tourism and consumer travel, our ability to maintain and grow sales at existing Shacks, the performance and profitability of newly opened Shacks and licensed Shacks, risks associated with our international licensing operations, and risks relating to the restaurant industry generally. You should evaluate all forward-looking statements made in this Form 10-Q in the context of the risks and uncertainties disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the U.S. Securities and Exchange Commission ("SEC"), our subsequent Quarterly Reports on Form 10-Q, and our other filings with the SEC.
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
Shake Shack Inc. Form 10-Q | 1

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
2 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	July 1 2026	December 31 2025
ASSETS
Current assets:
Cash and cash equivalents	$307,962	$360,123
Accounts receivable, net	34,657	32,962
Inventories	7,359	7,182
Prepaid expenses and other current assets	43,780	30,080
Total current assets	393,758	430,347
Property and equipment, net of accumulated depreciation of $604,230 and $551,004, respectively.	673,299	625,851
Operating lease assets	551,687	507,253
Deferred income taxes, net	319,980	322,385
Other assets	11,556	10,373
TOTAL ASSETS	$1,950,280	$1,896,209
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,612	$24,747
Accrued expenses	92,318	103,354
Accrued wages and related liabilities	23,175	25,481
Operating lease liabilities, current	67,164	63,553
Other current liabilities	29,732	27,783
Total current liabilities	236,001	244,918
Long-term debt	248,255	247,731
Long-term operating lease liabilities	621,756	575,138
Liabilities under tax receivable agreement, net of current portion	244,713	244,463
Other long-term liabilities	28,004	30,210
Total liabilities	1,378,729	1,342,460
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of July 1, 2026 and December 31, 2025.	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 40,370,460 and 40,254,281 shares issued and outstanding as of July 1, 2026 and December 31, 2025, respectively.	40	40
Class B common stock, $0.001 par value—35,000,000 shares authorized; 2,425,789 and 2,434,789 shares issued and outstanding as of July 1, 2026 and December 31, 2025, respectively.	2	2
Additional paid-in capital	456,186	452,577
Retained earnings	88,099	72,709
Accumulated other comprehensive loss	(6)	(1)
Total stockholders' equity attributable to Shake Shack Inc.	544,321	525,327
Non-controlling interests	27,230	28,422
Total equity	571,551	553,749
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,950,280	$1,896,209
See accompanying Notes to Condensed Consolidated Financial Statements.
Shake Shack Inc. Form 10-Q | 3

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1 2026	June 25 2025	July 1 2026	June 25 2025
Shack sales	$403,437	$343,224	$757,484	$653,062
Licensing revenue	14,181	13,242	26,871	24,302
TOTAL REVENUE	417,618	356,466	784,355	677,364
Shack-level operating expenses:
Food and paper costs	116,276	96,621	216,299	182,658
Labor and related expenses	101,226	88,058	193,943	174,726
Other operating expenses	63,118	50,768	120,630	99,030
Occupancy and related expenses	30,151	25,593	58,805	50,224
General and administrative expenses	48,321	40,671	101,929	81,311
Depreciation and amortization expense	30,717	26,545	59,837	53,088
Pre-opening costs	6,638	4,955	13,508	8,173
Impairments, loss on disposal of assets, and Shack closures	425	881	1,292	2,938
TOTAL EXPENSES	396,872	334,092	766,243	652,148
INCOME FROM OPERATIONS	20,746	22,374	18,112	25,216
Other income, net	2,602	2,850	5,345	5,821
Interest expense	(553)	(548)	(1,101)	(1,111)
INCOME BEFORE INCOME TAXES	22,795	24,676	22,356	29,926
Income tax expense	5,913	6,193	5,768	6,930
NET INCOME	16,882	18,483	16,588	22,996
Less: Net income attributable to non-controlling interests	1,202	1,335	1,198	1,603
NET INCOME ATTRIBUTABLE TO SHAKE SHACK INC.	$15,680	$17,148	$15,390	$21,393
Earnings per share of Class A common stock:
Basic	$0.39	$0.43	$0.38	$0.53
Diluted	$0.37	$0.41	$0.37	$0.51
Weighted-average shares of Class A common stock outstanding:
Basic	40,358	40,226	40,323	40,173
Diluted	41,866	41,819	41,873	41,842
See accompanying Notes to Condensed Consolidated Financial Statements.

4 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1 2026	June 25 2025	July 1 2026	June 25 2025
Net income	$16,882	$18,483	$16,588	$22,996
Other comprehensive loss, net of tax(1):
Change in foreign currency translation adjustment	—	(2)	(5)	(3)
OTHER COMPREHENSIVE LOSS	—	(2)	(5)	(3)
COMPREHENSIVE INCOME	16,882	18,481	16,583	22,993
Less: Comprehensive income attributable to non-controlling interests	1,202	1,335	1,198	1,603
COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAKE SHACK INC.	$15,680	$17,146	$15,385	$21,390
(1)Net of tax expense of $0 for the thirteen and twenty-six weeks ended July 1, 2026 and June 25, 2025.
See accompanying Notes to Condensed Consolidated Financial Statements.
Shake Shack Inc. Form 10-Q | 5

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands, except share amounts)

For the Thirteen Weeks Ended July 1, 2026 and June 25, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE, APRIL 1, 2026	40,350,155	$40	2,430,789	$2	$453,457	$72,419	$(6)	$28,677	$554,589
Net income	—	—	—	—	—	15,680	—	1,202	16,882
Other comprehensive income:
Net change in foreign currency translation adjustment	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	4,077	—	—	—	4,077
Activity under stock compensation plans	15,305	—	—	—	(694)	—	—	210	(484)
Redemption of LLC Interests	5,000	—	(5,000)	—	54	—	—	(54)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(708)	—	—	—	(708)
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	(2,805)	(2,805)
BALANCE, JULY 1, 2026	40,370,460	$40	2,425,789	$2	$456,186	$88,099	$(6)	$27,230	$571,551

BALANCE, MARCH 26, 2025	40,221,661	$40	2,444,789	$2	$442,047	$31,229	$(2)	$24,189	$497,505
Net income	—	—	—	—	—	17,148	—	1,335	18,483
Other comprehensive loss:
Net change in foreign currency translation adjustment	—	—	—	—	—	—	(2)	—	(2)
Equity-based compensation	—	—	—	—	5,338	—	—	—	5,338
Activity under stock compensation plans	17,320	—	—	—	(1,149)	—	—	299	(850)
Redemption of LLC Interests	5,000	—	(5,000)	—	20	—	—	(20)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(574)	—	—	—	(574)
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	(836)	(836)
BALANCE, JUNE 25, 2025	40,243,981	$40	2,439,789	$2	$445,682	$48,377	$(4)	$24,967	$519,064
See accompanying Notes to Condensed Consolidated Financial Statements.

6 | Shake Shack Inc. Form 10-Q

For the Twenty-Six Weeks Ended July 1, 2026 and June 25, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 31, 2025	40,254,281	$40	2,434,789	$2	$452,577	$72,709	$(1)	$28,422	$553,749
Net income	—	—	—	—	—	15,390	—	1,198	16,588
Other comprehensive loss:
Net change in foreign currency translation adjustment	—	—	—	—	—	—	(5)	—	(5)
Equity-based compensation	—	—	—	—	9,359	—	—	—	9,359
Activity under stock compensation plans	107,179	—	—	—	(6,166)	—	—	497	(5,669)
Redemption of LLC Interests	9,000	—	(9,000)	—	70	—	—	(70)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	346	—	—	—	346
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	(2,817)	(2,817)
BALANCE, JULY 1, 2026	40,370,460	$40	2,425,789	$2	$456,186	$88,099	$(6)	$27,230	$571,551

BALANCE, DECEMBER 25, 2024	40,068,068	$40	2,455,713	$2	$442,993	$26,984	$(1)	$23,608	$493,626
Net income	—	—	—	—	—	21,393	—	1,603	22,996
Other comprehensive loss:
Net change in foreign currency translation adjustment	—	—	—	—	—	—	(3)	—	(3)
Equity-based compensation	—	—	—	—	9,991	—	—	—	9,991
Activity under stock compensation plans	159,989	—	—	—	(9,491)	—	—	314	(9,177)
Redemption of LLC Interests	15,924	—	(15,924)	—	(299)	—	—	299	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	2,488	—	—	—	2,488
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	(857)	(857)
BALANCE, JUNE 25, 2025	40,243,981	$40	2,439,789	$2	$445,682	$48,377	$(4)	$24,967	$519,064
See accompanying Notes to Condensed Consolidated Financial Statements.

Shake Shack Inc. Form 10-Q | 7

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Twenty-Six Weeks Ended
	July 1 2026	June 25 2025
OPERATING ACTIVITIES
Net income (including amounts attributable to non-controlling interests)	$16,588	$22,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	59,837	53,088
Amortization of debt issuance costs	524	524
Amortization of cloud computing assets	1,043	1,166
Non-cash operating lease cost	50,624	42,250
Equity-based compensation	9,082	9,750
Deferred income taxes	3,002	3,785
Non-cash interest	27	46
Impairments, loss on disposal of assets, and Shack closures	1,292	2,938
Changes in operating assets and liabilities:
Accounts receivable	(1,695)	(1,514)
Inventories	(177)	(14)
Prepaid expenses and other current assets	(12,529)	(2,162)
Other assets	(5,125)	(3,978)
Accounts payable	1,573	(2,164)
Accrued expenses	(14,019)	12,947
Accrued wages and related liabilities	(2,306)	(2,128)
Other current liabilities	575	(343)
Operating lease liabilities	(43,987)	(44,356)
Other long-term liabilities	1,133	3,389
NET CASH PROVIDED BY OPERATING ACTIVITIES	65,462	96,220
INVESTING ACTIVITIES
Purchases of property and equipment	(104,901)	(67,438)
NET CASH USED IN INVESTING ACTIVITIES	(104,901)	(67,438)
FINANCING ACTIVITIES
Payments on principal of finance leases	(3,254)	(2,631)
Distributions paid to non-controlling interest holders	(2,817)	(857)
Payments under tax receivable agreement, including interest	(977)	(24)
Net proceeds from stock option exercises	69	123
Employee withholding taxes related to net settled equity awards	(5,738)	(9,300)
NET CASH USED IN FINANCING ACTIVITIES	(12,717)	(12,689)
Effect of exchange rate changes on cash and cash equivalents	(5)	(3)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(52,161)	16,090
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	360,123	320,714
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$307,962	$336,804
See accompanying Notes to Condensed Consolidated Financial Statements.
8 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Shake Shack Inc. Form 10-Q | 9

NOTE 1: NATURE OF OPERATIONS

Shake Shack Inc. was formed on September 23, 2014 as a Delaware corporation for the purpose of facilitating an initial public offering and other related transactions in order to carry on the business of SSE Holdings, LLC and its subsidiaries ("SSE Holdings"). Shake Shack Inc. is the sole managing member of SSE Holdings and, as sole managing member, the Company operates and controls all of the business and affairs of SSE Holdings. As a result, the Company consolidates the financial results of SSE Holdings and reports a non-controlling interest representing the economic interest in SSE Holdings held by the other members of SSE Holdings. As of July 1, 2026 the Company owned 94.3% of SSE Holdings. Unless the context otherwise requires, "we," "us," "our," "Shake Shack," the "Company" and other similar references, refer to Shake Shack Inc. and, unless otherwise stated, all of its subsidiaries, including SSE Holdings.
The Company operates and licenses Shake Shack restaurants ("Shacks"), which serve burgers, chicken, hot dogs, crinkle cut fries, shakes, frozen custard, and more. As of July 1, 2026, there were 703 Shacks in operation system wide, of which 406 were Company-operated Shacks and 297 were licensed Shacks.
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
SSE Holdings is considered a variable interest entity. Shake Shack Inc. is the primary beneficiary as the Company has the majority economic interest in SSE Holdings and, as the sole managing member, has decision making authority that significantly affects the economic performance of the entity, while the limited partners have no substantive kick-out or participating rights. As a result, the Company consolidates SSE Holdings. The assets and liabilities of SSE Holdings represent substantially all of the Company's consolidated assets and liabilities with the exception of certain deferred taxes and liabilities under the Tax Receivable Agreement. As of July 1, 2026 and December 31, 2025, the net assets of SSE Holdings were $527,776 and $500,732, respectively. The assets of SSE Holdings are subject to certain restrictions in SSE Holdings' revolving credit agreement.
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
NOTE 3: REVENUE

Revenue Recognition
Revenue disaggregated by type was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1 2026	June 25 2025	July 1 2026	June 25 2025
Shack sales	$403,437	$343,224	$757,484	$653,062
Licensing revenue:
Sales-based royalties	13,561	12,613	25,714	23,252
Initial territory, opening, and termination fees	620	629	1,157	1,050
Total revenue	$417,618	$356,466	$784,355	$677,364
The aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of July 1, 2026 was $26,226. The Company expects to recognize this amount as revenue over a long-term period, as the majority of license terms for each Shack range from ten to twenty years. This amount excludes any variable consideration related to sales-based royalties.
Contract Balances
Contract liabilities and receivables from contracts with customers were as follows:

	July 1 2026	December 31 2025
Shack sales receivables	$14,397	$13,397
Licensing receivables, net of allowance for doubtful accounts	6,408	7,507
Gift card liability	2,704	3,711
Deferred revenue, current	1,972	1,928
Deferred revenue, long-term	18,677	19,154
Revenue recognized that was included in the respective liability balances at the beginning of the period was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1 2026	June 25 2025	July 1 2026	June 25 2025
Gift card liability	$330	$193	$1,093	$652
Deferred revenue	611	617	1,146	1,036
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
There were no impairment charges recognized during the thirteen and twenty-six weeks ended July 1, 2026. During the thirteen and twenty-six weeks ended June 25, 2025, the Company recognized impairment charges of nil and $162, respectively, related to the nine Shack closures in fiscal 2024. Additionally, the Company recognized miscellaneous Shack closure expense of $295 and $1,786, respectively for the thirteen and twenty-six weeks ended June 25, 2025.
NOTE 5: SUPPLEMENTAL BALANCE SHEET INFORMATION

The components of Prepaid expenses and other current assets were as follows:

	July 1 2026	December 31 2025
Prepaid expenses	$24,658	$11,162
Tenant allowance receivables	19,095	17,924
Other	27	994
Prepaid expenses and other current assets	$43,780	$30,080
The components of Other current liabilities were as follows:

	July 1 2026	December 31 2025
Sales tax payable	$8,339	$10,080
Current portion of financing equipment lease liabilities	6,633	5,959
Gift card liability	2,704	3,711
Current portion of liabilities under tax receivable agreement	1,396	2,372
Other	10,660	5,661
Other current liabilities	$29,732	$27,783
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
12 | Shake Shack Inc. Form 10-Q

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
The Convertible Notes had an initial conversion rate of 5.8679 shares of Class A common stock per one thousand dollar principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $170.42 per share of Class A common stock. The fair value of the Convertible Notes was approximately $229,415 and $236,875, respectively, as of July 1, 2026 and December 31, 2025, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as a Level 2 measurement within the fair value hierarchy.

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Classification	July 1 2026	June 25 2025	July 1 2026	June 25 2025
Amortization expense on Convertible Notes	Interest expense	$262	$262	$524	$524

	July 1 2026	December 31 2025
Convertible Notes	$250,000	$250,000
Discount and debt issuance costs, net of amortization	(1,745)	(2,269)
Long-term debt	$248,255	$247,731
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
Outstanding borrowings under the Revolving Credit Facility bear interest at either: (i) the base rate plus applicable margin ranging from 0.0% to 1.5% or (ii) the Secured Overnight Financing Rate (“SOFR”) plus applicable margin ranging from 1.0% to 2.5%, in each case dependent upon the net lease adjusted leverage ratio. As of July 1, 2026 and December 31, 2025, no amounts were outstanding under the Revolving Credit Facility.
The obligations under the Revolving Credit Facility are secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' direct and indirect subsidiaries, with certain exceptions. The Revolving Credit Facility requires the Company to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios, as well as other customary affirmative and negative covenants. As of July 1, 2026, the Company was in compliance with all covenants.
Shake Shack Inc. Form 10-Q | 13

The Revolving Credit Facility also permits the issuance of letters of credit upon our request of up to $15,000. As of July 1, 2026 and December 31, 2025, the Company had outstanding letters of credit of $4,853 and $4,839, respectively, in connection with the Revolving Credit Facility.

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Classification	July 1 2026	June 25 2025	July 1 2026	June 25 2025
Interest expense on Revolving Credit Facility	Interest expense	$13	$16	$27	$33

	Classification	July 1 2026	December 31 2025
Unamortized deferred financing costs on Revolving Credit Facility	Other assets	$14	$19
NOTE 7: LEASES

A summary of operating and finance right-of-use assets and lease liabilities were as follows:

	Classification	July 1 2026	December 31 2025
Operating leases	Operating lease assets	$551,687	$507,253
Finance leases	Property and equipment, net	14,218	15,056
Total right-of-use assets		$565,905	$522,309

Operating leases:
	Operating lease liabilities, current	$67,164	$63,553
	Long-term operating lease liabilities	621,756	575,138
Finance leases:
	Other current liabilities	6,633	5,959
	Other long-term liabilities	8,278	9,745
Total lease liabilities		$703,831	$654,395
14 | Shake Shack Inc. Form 10-Q

The components of lease expense were as follows:

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Classification	July 1 2026	June 25 2025	July 1 2026	June 25 2025
Operating lease cost	Occupancy and related expenses Pre-opening costs General and administrative expenses	$25,937	$21,576	$50,624	$42,250
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization expense	1,683	1,397	3,306	2,751
Interest on lease liabilities	Interest expense	212	231	434	466
Variable lease cost	Occupancy and related expenses Pre-opening costs General and administrative expenses	6,779	5,932	13,210	11,535
Short-term lease cost	Occupancy and related expenses	154	163	306	310
Total lease cost		$34,765	$29,299	$67,880	$57,312

As of July 1, 2026, future minimum lease payments for operating and finance leases consisted of the following:

	Operating Leases	Finance Leases
2026(1)	$35,696	$3,702
2027	107,912	7,011
2028	113,591	4,017
2029	106,635	662
2030	94,255	351
Thereafter	430,323	174
Total minimum payments	888,412	15,917
Less: imputed interest	218,587	1,006
Total lease liabilities	$669,825	$14,911
(1)Operating leases are net of certain tenant allowance receivables that were reclassified to Other current assets as of July 1, 2026.
As of July 1, 2026, the Company had additional operating lease commitments of $184,053 for non-cancelable leases without a possession date, which commence in 2026 or later. The terms of these lease commitments are materially consistent with leases recognized on the Condensed Consolidated Balance Sheets.
A summary of lease terms and discount rates for operating and finance leases were as follows:

	July 1 2026	December 31 2025
Weighted average remaining lease term (years):
Operating leases	8.8	8.6
Finance leases	2.4	2.8
Weighted average discount rate:
Operating leases	6.3%	6.3%
Finance leases	5.6%	5.8%
Shake Shack Inc. Form 10-Q | 15

Supplemental cash flow information related to leases was as follows:

	Twenty-Six Weeks Ended
	July 1 2026	June 25 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$51,463	$52,000
Operating cash flows from finance leases	434	466
Financing cash flows from finance leases	3,254	2,631
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	75,213	55,233
Finance leases	2,688	6,292
16 | Shake Shack Inc. Form 10-Q

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
The following table summarizes the ownership interest in SSE Holdings:

	July 1, 2026		December 31, 2025
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Shake Shack Inc.	40,370,460	94.3%	40,254,281	94.3%
Number of LLC Interests held by non-controlling interest holders	2,425,789	5.7%	2,434,789	5.7%
Total LLC Interests outstanding	42,796,249	100.0%	42,689,070	100.0%
The weighted average ownership percentages for the applicable reporting periods are used to attribute Net income and Other comprehensive income to the non-controlling interest holders and were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1 2026	June 25 2025	July 1 2026	June 25 2025
Non-controlling interest holders' weighted average ownership percentages	5.7%	5.7%	5.7%	5.7%
The following table summarizes the effects of changes in ownership of SSE Holdings on the Company's equity:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1 2026	June 25 2025	July 1 2026	June 25 2025
Net income attributable to Shake Shack Inc.	$15,680	$17,148	$15,390	$21,393
Other comprehensive loss:
Foreign currency translation adjustment	—	(2)	(5)	(3)
Transfers (to) from non-controlling interests:
Increase (decrease) in additional paid-in capital as a result of the redemption of LLC Interests	54	20	70	(299)
Decrease in additional paid-in capital as a result of activity under stock compensation plan	(694)	(1,149)	(6,166)	(9,491)
Total effect of changes in ownership interest on equity attributable to Shake Shack Inc.	$15,040	$16,017	$9,289	$11,600
Shake Shack Inc. Form 10-Q | 17

The following table summarizes the LLC Interests activity:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1 2026	June 25 2025	July 1 2026	June 25 2025
LLC Interests activity under the Company's stock compensation plan:
Number of LLC Interests received by Shake Shack Inc.	15,305	17,320	107,179	159,989
Redemption and acquisition of LLC Interests:
Number of LLC Interests redeemed by non-controlling interest holders	5,000	5,000	9,000	15,924
Number of LLC Interests received by Shake Shack Inc.	5,000	5,000	9,000	15,924
Issuance of Class A common stock:
Shares of Class A common stock issued in connection with redemptions of LLC Interests	5,000	5,000	9,000	15,924
Cancellation of Class B common stock:
Shares of Class B common stock surrendered and canceled	5,000	5,000	9,000	15,924
18 | Shake Shack Inc. Form 10-Q

NOTE 9: EQUITY-BASED COMPENSATION

A summary of equity-based compensation expense by award type was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1 2026	June 25 2025	July 1 2026	June 25 2025
Performance stock units	$(333)	$1,390	$460	$2,538
Restricted stock units	4,255	3,819	8,622	7,212
Equity-based compensation expense	$3,922	$5,209	$9,082	$9,750
Equity-based compensation expense recognized was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1 2026	June 25 2025	July 1 2026	June 25 2025
General and administrative expenses	$3,201	$4,653	$7,789	$8,768
Labor and related expenses	689	556	1,261	982
Pre-opening costs	32	—	32	—
Equity-based compensation expense	$3,922	$5,209	$9,082	$9,750
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
Effective Income Tax Rates
The following table presents the Company’s effective income tax rates:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1 2026	June 25 2025	July 1 2026	June 25 2025
Effective income tax rates	25.9%	25.1%	25.8%	23.2%
The increases in the effective income tax rates for the thirteen and twenty-six weeks ended July 1, 2026 were primarily driven by a decrease in forecasted pre-tax income compared to the prior year, including the effects of nondeductible tax items and a nonrecurring deferred tax adjustment recognized in the prior-year period.
The Company's weighted average ownership interest in SSE Holdings was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1 2026	June 25 2025	July 1 2026	June 25 2025
Shake Shack's weighted average ownership percentages	94.3%	94.3%	94.3%	94.3%
Shake Shack Inc. Form 10-Q | 19

Deferred Tax Assets and Liabilities
The Company acquires LLC Interests in connection with the redemption of LLC Interests and activity relating to its stock compensation plan and recognizes deferred tax assets associated with the basis difference in its investment in SSE Holdings upon acquisition of these LLC Interests.
The following table summarizes the LLC Interests acquired by the Company:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1 2026	June 25 2025	July 1 2026	June 25 2025
LLC Interests activity under the Company's stock compensation plan	15,305	17,320	107,179	159,989
LLC Interests activity from redemptions of LLC Interests	5,000	5,000	9,000	15,924
Total LLC Interests acquired by the Company	20,305	22,320	116,179	175,913
Deferred tax assets related to the basis difference in the Company's investment in SSE Holdings were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1 2026	June 25 2025	July 1 2026	June 25 2025
Deferred tax assets recognized upon acquisition of LLC Interests	$(633)	$(541)	$541	$2,817

	July 1 2026	December 31 2025
Total deferred tax assets related to the acquisition of LLC Interests	$85,260	$74,094
The Company also recognizes deferred tax assets related to additional tax basis increases generated from expected future payments under the Tax Receivable Agreement and related deductions for imputed interest on such payments. Refer to "Tax Receivable Agreement," herein for additional information.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1 2026	June 25 2025	July 1 2026	June 25 2025
Deferred tax assets recognized under the Tax Receivable Agreement	$27	$55	$58	$168
The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of July 1, 2026, the Company concluded, based on the weight of all available positive and negative evidence, that all of its deferred tax assets (except for those deferred tax assets relating to certain state tax credits and net operating losses) are more likely than not to be realized. As such, no additional valuation allowance was recognized.
One Big Beautiful Bill Act
On July 4, 2025, bill H.R. 1, commonly referred to as the "One Big Beautiful Bill Act" or "OBBBA," was signed into law, with certain provisions effective in 2025 and others in 2026. The Act provides for changes to U.S. federal tax law, including the expensing of U.S. research expenditures and certain eligible capital expenditures, among other provisions. The Company has recognized the effects of the OBBBA provisions in its financial results to the extent they are applicable to the twenty-six weeks ended July 1, 2026.
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
20 | Shake Shack Inc. Form 10-Q

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
There were no transactions subject to the Tax Receivable Agreement for which the Company did not recognize the related liability, as the Company concluded that it would have sufficient future taxable income to utilize all of the related tax benefits generated by all transactions that occurred during the twenty-six weeks ended July 1, 2026 and June 25, 2025.
A summary of obligations and payments made under the Tax Receivable Agreement were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1 2026	June 25 2025	July 1 2026	June 25 2025
Amounts paid under the Tax Receivable Agreement, including interest	$—	$—	$977	$24

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1 2026	June 25 2025	July 1 2026	June 25 2025
Additional liabilities recognized under the Tax Receivable Agreement	$101	$204	$251	$608

	July 1 2026	December 31 2025
Total obligations under the Tax Receivable Agreement	$246,109	$246,835
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
Shake Shack Inc. Form 10-Q | 21

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1 2026	June 25 2025	July 1 2026	June 25 2025
Numerator:
Net income attributable to Shake Shack Inc.—basic	$15,680	$17,148	$15,390	$21,393
Net income attributable to Shake Shack Inc.—diluted	$15,680	$17,148	$15,390	$21,393
Denominator:
Weighted average shares of Class A common stock outstanding—basic	40,358	40,226	40,323	40,173
Effect of dilutive securities:
Stock options	1	2	1	3
Performance stock units	6	23	15	53
Restricted stock units	34	101	67	146
Convertible Notes	1,467	1,467	1,467	1,467
Weighted average shares of Class A common stock outstanding—diluted	41,866	41,819	41,873	41,842

Earnings per share of Class A common stock—basic	$0.39	$0.43	$0.38	$0.53
Earnings per share of Class A common stock—diluted	$0.37	$0.41	$0.37	$0.51
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
The following table presents potentially dilutive securities excluded from the computations of diluted earnings per share of Class A common stock:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 1 2026		June 25 2025		July 1 2026		June 25 2025
Performance stock units	225,832	(1)	120,892	(1)	225,832	(1)	120,892	(1)
Shares of Class B common stock	2,425,789	(2)	2,439,789	(2)	2,425,789	(2)	2,439,789	(2)
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

22 | Shake Shack Inc. Form 10-Q

NOTE 12: SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information:

	Twenty-Six Weeks Ended
	July 1 2026	June 25 2025
Cash paid for:
Income taxes, net of refunds	$2,129	$2,882
Interest, net of amounts capitalized	550	451
Non-cash investing activities:
Accrued purchases of property and equipment	34,992	24,171
Capitalized equity-based compensation	138	144
Non-cash financing activities:
Establishment of liabilities under Tax Receivable Agreement	251	608
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
Certain leases require the Company to obtain letters of credit. As of July 1, 2026, the Company held three letters of credit totaling $695.
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
Legal Contingencies
The Company is subject to various legal proceedings, claims and liabilities, involving employees and guests alike, which arise in the ordinary course of business and are generally covered by insurance. As of July 1, 2026, the amount of the ultimate liability with respect to these matters was not material.
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
Shake Shack Inc. Form 10-Q | 23

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
NOTE 14: RELATED PARTY TRANSACTIONS

Madison Square Park Conservancy
The Chairman of the Board of Directors serves as a director of the Madison Square Park Conservancy ("MSP Conservancy"), with which Shake Shack has a license agreement and pays license fees to operate the Madison Square Park Shack. No amounts were due to MSP Conservancy as of July 1, 2026 and December 31, 2025.

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Classification	July 1 2026	June 25 2025	July 1 2026	June 25 2025
Amounts paid to MSP Conservancy	Occupancy and related expenses Other operating expenses	$240	$243	$560	$476
Tax Receivable Agreement
The Company entered into a Tax Receivable Agreement that provides for the payment by the Company of 85% of the amount of any tax benefits that are actually realized, or in some cases are deemed to realize, as a result of certain transactions. Refer to Note 10, Income Taxes, for additional information.

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Classification	July 1 2026	June 25 2025	July 1 2026	June 25 2025
Amounts paid under the Tax Receivable Agreement, including interest	Other current liabilities	$—	$—	$977	$24

	Classification	July 1 2026	December 31 2025
Amounts due under the Tax Receivable Agreement	Other current liabilities Liabilities under Tax Receivable Agreement, net of current portion	$246,109	$246,835
Distributions to Members of SSE Holdings
Under the terms of the SSE Holdings LLC Agreement, SSE Holdings is obligated to make tax distributions to its members. No tax distributions were payable to non-controlling interest holders as of July 1, 2026 and December 31, 2025.

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	Classification	July 1 2026	June 25 2025	July 1 2026	June 25 2025
Amounts paid to non-controlling interest holders	Non-controlling interests	$2,805	$836	$2,817	$857

24 | Shake Shack Inc. Form 10-Q

NOTE 15: SEGMENT REPORTING

Shake Shack operates and licenses Shake Shack restaurants, which serve burgers, chicken, hot dogs, crinkle cut fries, shakes, frozen custard and more. The Company operates Shacks in the United States and has both domestic and international licensed Shacks.
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1 2026	June 25 2025	July 1 2026	June 25 2025
Segment revenue	$417,618	$356,466	$784,355	$677,364
Less:
Food and paper costs	116,276	96,621	216,299	182,658
Labor and related expenses	101,226	88,058	193,943	174,726
Other operating expenses(1)	63,118	50,768	120,630	99,030
Occupancy and related expenses	30,151	25,593	58,805	50,224
General and administrative expenses	48,321	40,671	101,929	81,311
Depreciation and amortization expense	30,717	26,545	59,837	53,088
Pre-opening costs	6,638	4,955	13,508	8,173
Impairments, loss on disposal of assets, and Shack closures	425	881	1,292	2,938
Interest expense	553	548	1,101	1,111
Income tax expense	5,913	6,193	5,768	6,930
Other income, net(2)	(2,602)	(2,850)	(5,345)	(5,821)
Segment income	16,882	18,483	16,588	22,996
Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$16,882	$18,483	$16,588	$22,996

			July 1 2026	December 31 2025
Total Assets			$1,950,280	$1,896,209
(1)Other operating expenses consist of delivery commissions, Shack-level marketing expenses, repairs and maintenance, utilities, and other operating expenses incidental to operating our Company-operated Shacks, such as non-perishable supplies, credit card fees and property insurance.
(2)Other income, net consists primarily of interest income, adjustments to liabilities under the Tax Receivable Agreement, dividend income, and net unrealized and realized gain and losses from marketable securities. Interest income was $85 and $117 for the thirteen and twenty-six weeks ended July 1, 2026, respectively, and $49 and $88 for the thirteen and twenty-six weeks ended June 25, 2025, respectively.
Shake Shack Inc. Form 10-Q | 25

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
This section and other parts of this Quarterly Report on Form 10-Q ("Form 10-Q") contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different from the statements made herein. All statements other than statements of historical fact are forward-looking statements including, but not limited to, statements about our growth, including our long-term growth goals, strategic priorities and initiatives, and liquidity. Forward-looking statements discuss our current expectations, targets and projections relating to our financial position, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "aim," "anticipate," "believe," "estimate," "expect," "forecast," "future," "intend," "likely," "outlook," "potential," "preliminary," "project," "projection," "plan," "seek," "target," "may," "could," "would," "will," "should," "can," "can have," the negatives thereof and other similar expressions.
Forward-looking statements reflect our current views with respect to future events and are based on certain assumptions and are subject to risks and uncertainties that could cause our actual results to differ materially from trends, plans, or expectations set forth in the forward-looking statement, as set forth in this Form 10-Q. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Form 10-Q in the context of the risks and uncertainties disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 ("2025 Form 10-K"), our subsequent Quarterly Reports on Form 10-Q, and our other filings with the SEC.
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
The following discussion should be read in conjunction with our 2025 Form 10-K, our subsequent Quarterly Reports on Form 10-Q, the Condensed Consolidated Financial Statements and notes thereto included in Part I, Item 1 of this Form 10-Q, and our other filings with the SEC. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years and the associated quarters, months and periods of those fiscal years.
OVERVIEW

Shake Shack serves elevated versions of American classics using only the best ingredients. We're known for our delicious made-to-order Angus beef burgers, crinkle cut fries, crispy chicken, hand-spun milkshakes, house-made lemonades, and more. With our high-quality food at a great value, warm hospitality, and a commitment to crafting uplifting experiences, Shake Shack has become a cult-brand with widespread appeal.

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
26 | Shake Shack Inc. Form 10-Q

Key Operating Metrics
Same-Shack sales for the thirteen weeks ended July 1, 2026 increased 3.5% compared to the same period last year, driven by a 2.0% increase in guest traffic and a 1.5% increase in price mix. Same-Shack sales for the twenty-six weeks ended July 1, 2026 increased 4.0% compared to the same period last year, driven by a 2.3% increase in price mix and a 1.7% increase in guest traffic. For the purpose of calculating same-Shack sales for the thirteen and twenty-six weeks ended July 1, 2026, Shack sales for 296 Shacks were included in the comparable Shack base.
Average weekly sales were $78,000 for the thirteen weeks ended July 1, 2026, which was flat compared to the same period last year, primarily driven by higher menu prices, partially offset by menu mix. Average weekly sales were $75,000 for the twenty-six weeks ended July 1, 2026, which was flat compared to the same period last year, primarily driven by higher menu prices, partially offset by menu mix.
System-wide sales for the thirteen weeks ended July 1, 2026 increased 13.8% to $625.8 million compared to the same period last year. System-wide sales for the twenty-six weeks ended July 1, 2026 increased 13.9% to $1,184.1 million compared to the same period last year.
Digital sales for the thirteen weeks ended July 1, 2026 increased 34.3% to $164.5 million compared to the same period last year. Digital sales for the twenty-six weeks ended July 1, 2026 increased 27.1% to $305.6 million compared to the same period last year. Digital sales includes orders placed on the Shake Shack app, website and third-party delivery platforms, which represented 40.8% and 40.3%, respectively, of Shack sales during the thirteen and twenty-six weeks ended July 1, 2026.
Development Highlights
The following tables summarize the Shacks opened and closed during the thirteen and twenty-six weeks ended July 1, 2026.

	Thirteen Weeks Ended
	July 1, 2026
	Company-operated	Licensed	System Wide
Shack counts at the beginning of period	390	289	679
Openings	16	11	27
Permanent closures	—	(3)	(3)
Shack counts at the end of period	406	297	703

	Twenty-six Weeks Ended
	July 1, 2026
	Company-operated	Licensed	System Wide
Shack counts at the beginning of period	373	286	659
Openings	33	16	49
Permanent closures	—	(5)	(5)
Shack counts at the end of period	406	297	703
Shake Shack Inc. Form 10-Q | 27

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the thirteen and twenty-six weeks ended July 1, 2026 and June 25, 2025:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
(dollar amounts in thousands)	July 1 2026		June 25 2025		July 1 2026		June 25 2025
Shack sales	$403,437	96.6%	$343,224	96.3%	$757,484	96.6%	$653,062	96.4%
Licensing revenue	14,181	3.4%	13,242	3.7%	26,871	3.4%	24,302	3.6%
TOTAL REVENUE	417,618	100.0%	356,466	100.0%	784,355	100.0%	677,364	100.0%
Shack-level operating expenses(1):
Food and paper costs	116,276	28.8%	96,621	28.2%	216,299	28.6%	182,658	28.0%
Labor and related expenses	101,226	25.1%	88,058	25.7%	193,943	25.6%	174,726	26.8%
Other operating expenses	63,118	15.6%	50,768	14.8%	120,630	15.9%	99,030	15.2%
Occupancy and related expenses	30,151	7.5%	25,593	7.5%	58,805	7.8%	50,224	7.7%
General and administrative expenses	48,321	11.6%	40,671	11.4%	101,929	13.0%	81,311	12.0%
Depreciation and amortization expense	30,717	7.4%	26,545	7.4%	59,837	7.6%	53,088	7.8%
Pre-opening costs	6,638	1.6%	4,955	1.4%	13,508	1.7%	8,173	1.2%
Impairments, loss on disposal of assets, and Shack closures	425	0.1%	881	0.2%	1,292	0.2%	2,938	0.4%
TOTAL EXPENSES	396,872	95.0%	334,092	93.7%	766,243	97.7%	652,148	96.3%
INCOME FROM OPERATIONS	20,746	5.0%	22,374	6.3%	18,112	2.3%	25,216	3.7%
Other income, net	2,602	0.6%	2,850	0.8%	5,345	0.7%	5,821	0.9%
Interest expense	(553)	(0.1)%	(548)	(0.2)%	(1,101)	(0.1)%	(1,111)	(0.2)%
INCOME BEFORE INCOME TAXES	22,795	5.5%	24,676	6.9%	22,356	2.9%	29,926	4.4%
Income tax expense	5,913	1.4%	6,193	1.7%	5,768	0.7%	6,930	1.0%
NET INCOME	16,882	4.0%	18,483	5.2%	16,588	2.1%	22,996	3.4%
Less: Net income attributable to non-controlling interests	1,202	0.3%	1,335	0.4%	1,198	0.2%	1,603	0.2%
NET INCOME ATTRIBUTABLE TO SHAKE SHACK INC.	$15,680	3.8%	$17,148	4.8%	$15,390	2.0%	$21,393	3.2%
(1)As a percentage of Shack sales.
Shack Sales
Shack sales represent the aggregate sales of food, beverages and Shake Shack branded merchandise at our Company-operated Shacks and gift card breakage income. Shack sales in any period are directly influenced by the number of operating weeks in such period and the total number of open Shacks.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	July 1 2026	June 25 2025	July 1 2026	June 25 2025
Shack sales	$403,437	$343,224	$757,484	$653,062
Percentage of Total revenue	96.6%	96.3%	96.6%	96.4%
Dollar change compared to prior year	$60,213		$104,422
Percentage change compared to prior year	17.5%		16.0%
Shack sales for the thirteen weeks ended July 1, 2026 increased 17.5% to $403.4 million versus the same period last year. The increase was primarily due to the opening of 61 new Company-operated Shacks between June 25, 2025 and July 1, 2026, which contributed $47.2 million, as well as a 3.5% increase in same-Shack sales.
28 | Shake Shack Inc. Form 10-Q

Shack sales for the twenty-six weeks ended July 1, 2026 increased 16.0% to $757.5 million versus the same period last year. The increase was primarily due to the opening of 61 new Company-operated Shacks between June 25, 2025 and July 1, 2026, which contributed $76.4 million, as well as a 4.0% increase in same-Shack sales.
Licensing Revenue
Licensing revenue includes initial territory fees, Shack opening fees, termination fees and ongoing sales-based royalty fees from licensed Shacks.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	July 1 2026	June 25 2025	July 1 2026	June 25 2025
Licensing revenue	$14,181	$13,242	$26,871	$24,302
Percentage of Total revenue	3.4%	3.7%	3.4%	3.6%
Dollar change compared to prior year	$939		$2,569
Percentage change compared to prior year	7.1%		10.6%
Licensing revenue for the thirteen weeks ended July 1, 2026 increased 7.1% to $14.2 million versus the same period last year. The increase was primarily due to the opening of 40 new licensed Shacks between June 25, 2025 and July 1, 2026, which contributed $1.3 million, partially offset by decreased sales at existing international licensed Shacks, primarily in the Middle East.
Licensing revenue for the twenty-six weeks ended July 1, 2026 increased 10.6% to $26.9 million versus the same period last year. The increase was primarily due to the opening of 40 new licensed Shacks between June 25, 2025 and July 1, 2026, which contributed $2.2 million.
Food and Paper Costs
Food and paper costs include the direct costs associated with food, beverage and packaging of our menu items. The components of Food and paper costs are variable by nature, change with sales volume, and are impacted by menu mix, channel mix and fluctuations in commodity costs, as well as geographic scale and proximity.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	July 1 2026	June 25 2025	July 1 2026	June 25 2025
Food and paper costs	$116,276	$96,621	$216,299	$182,658
Percentage of Shack sales	28.8%	28.2%	28.6%	28.0%
Dollar change compared to prior year	$19,655		$33,641
Percentage change compared to prior year	20.3%		18.4%
Food and paper costs for the thirteen weeks ended July 1, 2026 increased 20.3% to $116.3 million versus the same period last year. Food and paper costs for the twenty-six weeks ended July 1, 2026 increased 18.4% to $216.3 million versus the same period last year. The increases for the thirteen and twenty-six weeks ended July 1, 2026 were primarily due to the opening of 61 new Company-operated Shacks between June 25, 2025 and July 1, 2026, which contributed approximately $14.3 million and $22.9 million, respectively, as well as increased commodity costs, mainly beef.
As a percentage of Shack sales, the increases in Food and paper costs for the thirteen and twenty-six weeks ended were primarily driven by unfavorable menu mix and increased commodity costs, mainly beef, and marketing promotions, partially offset by increased menu prices.
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	July 1 2026	June 25 2025	July 1 2026	June 25 2025
Labor and related expenses	$101,226	$88,058	$193,943	$174,726
Percentage of Shack sales	25.1%	25.7%	25.6%	26.8%
Dollar change compared to prior year	$13,168		$19,217
Percentage change compared to prior year	15.0%		11.0%
Labor and related expenses for the thirteen weeks ended July 1, 2026 increased 15.0% to $101.2 million versus the same period last year. Labor and related expenses for the twenty-six weeks ended July 1, 2026 increased 11.0% to $193.9 million versus the same period last year. The increases for the thirteen and twenty-six weeks ended July 1, 2026 were primarily due to the opening of 61 new Company-operated Shacks between June 25, 2025 and July 1, 2026, partially offset by labor efficiencies.
As a percentage of Shack sales, the decreases in Labor and related expenses for the thirteen and twenty-six weeks ended July 1, 2026 were primarily due to labor efficiencies and sales leverage, partially offset by increased wages and incremental expenses from the opening of 61 new Company-operated Shacks between June 25, 2025 and July 1, 2026 as we accelerate our pipeline and as these Shacks mature.
Other Operating Expenses
Other operating expenses consist of delivery commissions, Shack-level marketing expenses, repairs and maintenance, utilities and other operating expenses incidental to operating our Company-operated Shacks, such as non-perishable supplies, credit card fees and property insurance.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	July 1 2026	June 25 2025	July 1 2026	June 25 2025
Other operating expenses	$63,118	$50,768	$120,630	$99,030
Percentage of Shack sales	15.6%	14.8%	15.9%	15.2%
Dollar change compared to prior year	$12,350		$21,600
Percentage change compared to prior year	24.3%		21.8%
Other operating expenses for the thirteen weeks ended July 1, 2026 increased 24.3% to $63.1 million versus the same period last year. Other operating expenses for the twenty-six weeks ended July 1, 2026 increased 21.8% to $120.6 million versus the same period last year. The increases for the thirteen and twenty-six weeks ended July 1, 2026 were primarily due to increased transaction costs associated with higher sales, and increased facilities costs.
As a percentage of Shack sales, the increase in Other operating expenses for the thirteen weeks ended July 1, 2026 was primarily due to increased delivery commissions associated with higher delivery sales and increased facilities costs. As a percentage of Shack sales, the increase in Other operating expenses for the twenty-six weeks ended July 1, 2026 was primarily due to increased facilities cost, mainly the timing of repairs and maintenance, and increased transaction costs associated with higher sales.
30 | Shake Shack Inc. Form 10-Q

Occupancy and Related Expenses
Occupancy and related expenses consist of Shack-level occupancy expenses (including rent, common area expenses and certain local taxes), and exclude occupancy expenses associated with unopened Shacks, which are recorded separately in Pre-opening costs.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	July 1 2026	June 25 2025	July 1 2026	June 25 2025
Occupancy and related expenses	$30,151	$25,593	$58,805	$50,224
Percentage of Shack sales	7.5%	7.5%	7.8%	7.7%
Dollar change compared to prior year	$4,558		$8,581
Percentage change compared to prior year	17.8%		17.1%
Occupancy and related expenses for the thirteen weeks ended July 1, 2026 increased 17.8% to $30.2 million versus the same period last year. Occupancy and related expenses for the twenty-six weeks ended July 1, 2026 increased 17.1% to $58.8 million versus the same period last year. The increases for the thirteen and twenty-six weeks ended July 1, 2026 were primarily due to the opening of 61 new Company-operated Shacks between June 25, 2025 and July 1, 2026, which contributed approximately $3.2 million and $5.2 million, respectively.
As a percentage of Shack sales, Occupancy and related expenses were flat for the thirteen weeks ended July 1, 2026. As a percentage of Shack sales, the increase in Occupancy and related expenses for the twenty-six weeks ended July 1, 2026 was primarily driven by higher common area maintenance charges.
General and Administrative Expenses
General and administrative expenses consist of costs associated with corporate and administrative functions that support Shack development and operations, as well as equity-based compensation expense.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	July 1 2026	June 25 2025	July 1 2026	June 25 2025
General and administrative expenses	$48,321	$40,671	$101,929	$81,311
Percentage of Total revenue	11.6%	11.4%	13.0%	12.0%
Dollar change compared to prior year	$7,650		$20,618
Percentage change compared to prior year	18.8%		25.4%
General and administrative expenses for the thirteen weeks ended July 1, 2026 increased 18.8% to $48.3 million versus the same period last year. The increase was primarily due to increased investments in marketing initiatives as well as increased legal costs. As a percentage of Total revenue, the increase in General and administrative expenses for the thirteen weeks ended July 1, 2026 was primarily due to the aforementioned items, partially offset by a reduction in performance-based compensation and forfeitures of equity-based compensation.
General and administrative expenses for the twenty-six weeks ended July 1, 2026 increased 25.4% to $101.9 million versus the same period last year. The increase was primarily due to increased investments in marketing initiatives as well as increased wages and other team costs. As a percentage of Total revenue, the increase in General and administrative expenses for the twenty-six weeks ended July 1, 2026 was primarily due to increased investments in marketing and technology initiatives, partially offset by a reduction in performance-based compensation.
Shake Shack Inc. Form 10-Q | 31

Depreciation and Amortization Expense
Depreciation and amortization expense primarily consists of the depreciation of fixed assets, including leasehold improvements and equipment.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	July 1 2026	June 25 2025	July 1 2026	June 25 2025
Depreciation and amortization expense	$30,717	$26,545	$59,837	$53,088
Percentage of Total revenue	7.4%	7.4%	7.6%	7.8%
Dollar change compared to prior year	$4,172		$6,749
Percentage change compared to prior year	15.7%		12.7%
Depreciation and amortization expense for the thirteen weeks ended July 1, 2026 increased 15.7% to $30.7 million versus the same period last year. Depreciation and amortization expense for the twenty-six weeks ended July 1, 2026 increased 12.7% to $59.8 million versus the same period last year. The increases for the thirteen and twenty-six weeks ended July 1, 2026 were primarily due to incremental depreciation of capital expenditures related to the opening of 61 new Company-operated Shacks between June 25, 2025 and July 1, 2026.
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	July 1 2026	June 25 2025	July 1 2026	June 25 2025
Pre-opening costs	$6,638	$4,955	$13,508	$8,173
Percentage of Total revenue	1.6%	1.4%	1.7%	1.2%
Dollar change compared to prior year	$1,683		$5,335
Percentage change compared to prior year	34.0%		65.3%
Pre-opening costs for the thirteen weeks ended July 1, 2026 increased 34.0% to $6.6 million versus the same period last year. Pre-opening costs for the twenty-six weeks ended July 1, 2026 increased 65.3% to $13.5 million versus the same period last year. The increases for the thirteen and twenty-six weeks ended July 1, 2026 were primarily due to increased wages and team costs, occupancy costs, and travel and entertainment expense to support our larger development pipeline which includes more Shacks opened during the thirteen and twenty-six weeks ended July 1, 2026 and Shacks under construction compared to the same prior year periods.
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
32 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	July 1 2026	June 25 2025	July 1 2026	June 25 2025
Impairments, loss on disposal of assets, and Shack closures	$425	$881	$1,292	$2,938
Percentage of Total revenue	0.1%	0.2%	0.2%	0.4%
Dollar change compared to prior year	$(456)		$(1,646)
Percentage change compared to prior year	(51.8)%		(56.0)%
Impairments, loss on disposal of assets, and Shack closures for the thirteen and twenty-six weeks ended July 1, 2026 decreased to $0.4 million and $1.3 million, respectively, versus the same periods last year. The decreases for the thirteen and twenty-six weeks ended July 1, 2026 were primarily due to the absence of expenses related to the closure of nine Company-operated Shacks in fiscal 2024.
Other Income, Net
Other income, net consists primarily of interest income, adjustments to liabilities under the Tax Receivable Agreement, dividend income and net unrealized and realized gains and losses from marketable securities.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	July 1 2026	June 25 2025	July 1 2026	June 25 2025
Other income, net	$2,602	$2,850	$5,345	$5,821
Percentage of Total revenue	0.6%	0.8%	0.7%	0.9%
Dollar change compared to prior year	$(248)		$(476)
Percentage change compared to prior year	(8.7)%		(8.2)%
Other income, net for the thirteen weeks ended July 1, 2026 decreased to $2.6 million versus the same period last year. Other income, net for the twenty-six weeks ended July 1, 2026 decreased to $5.3 million versus the same period last year. The decreases for the thirteen and twenty-six weeks ended July 1, 2026 were primarily due to lower dividends.
Interest Expense
Interest expense generally consists of imputed interest related to our financing equipment leases, amortization of deferred financing costs, interest and fees on our Revolving Credit Facility, interest on the current portion of our liabilities under the Tax Receivable Agreement and amortization of debt issuance costs.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	July 1 2026	June 25 2025	July 1 2026	June 25 2025
Interest expense	$(553)	$(548)	$(1,101)	$(1,111)
Percentage of Total revenue	(0.1)%	(0.2)%	(0.1)%	(0.2)%
Dollar change compared to prior year	$(5)		$10
Percentage change compared to prior year	0.9%		(0.9)%
Interest expense for the thirteen weeks ended July 1, 2026 increased 0.9% to $0.6 million versus the same period last year. The increase for the thirteen weeks ended July 1, 2026 was primarily due to an increase in various sales tax audit assessment charges, partially offset by a decrease in finance lease charges related to new financing equipment leases with lower lease liability balances.
Interest expense for the twenty-six weeks ended July 1, 2026 decreased 0.9% to $1.1 million versus the same period last year. The decrease for the twenty-six weeks ended July 1, 2026 was primarily due to a decrease in finance lease charges related to new financing equipment leases with lower lease liability balances, partially offset by an increase in various sales tax audit assessment charges.
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	July 1 2026	June 25 2025	July 1 2026	June 25 2025
Income tax expense	$5,913	$6,193	$5,768	$6,930
Percentage of Total revenue	1.4%	1.7%	0.7%	1.0%
Dollar change compared to prior year	$(280)		$(1,162)
Percentage change compared to prior year	(4.5)%		(16.8)%
Our effective income tax rates for the thirteen weeks ended July 1, 2026 and June 25, 2025 were 25.9% and 25.1%, respectively. Our effective income tax rates for the twenty-six weeks ended July 1, 2026 and June 25, 2025 were 25.8% and 23.2%, respectively. The increases in the effective income tax rates for the thirteen and twenty-six weeks ended July 1, 2026 were primarily driven by a decrease in forecasted pre-tax income compared to the prior year, including the effects of nondeductible tax items and a nonrecurring deferred tax adjustment recognized in the prior-year period.
The Company's ownership interest in SSE Holdings is directly related to its share of the taxable income of SSE Holdings. Our weighted average ownership interest in SSE Holdings was 94.3% for the thirteen and twenty-six weeks ended July 1, 2026 and June 25, 2025.
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	July 1 2026	June 25 2025	July 1 2026	June 25 2025
Net income attributable to non-controlling interests	$1,202	$1,335	$1,198	$1,603
Percentage of Total revenue	0.3%	0.4%	0.2%	0.2%
Net income attributable to non-controlling interests for the thirteen and twenty-six weeks ended July 1, 2026 decreased to $1.2 million versus the same periods last year. The decreases for the thirteen and twenty-six weeks ended July 1, 2026 were primarily due to a decline in net results compared to the same periods last year.
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	July 1 2026	June 25 2025	July 1 2026	June 25 2025
Income from operations	$20,746	$22,374	$18,112	$25,216
Less:
Licensing revenue	14,181	13,242	26,871	24,302
Add:
General and administrative expenses	48,321	40,671	101,929	81,311
Depreciation and amortization expense	30,717	26,545	59,837	53,088
Pre-opening costs	6,638	4,955	13,508	8,173
Impairments, loss on disposal of assets, and Shack closures	425	881	1,292	2,938
Restaurant-level profit	$92,666	$82,184	$167,807	$146,424

Total revenue	$417,618	$356,466	$784,355	$677,364
Less: Licensing revenue	14,181	13,242	26,871	24,302
Shack sales	$403,437	$343,224	$757,484	$653,062

Restaurant-level profit margin(1)	23.0%	23.9%	22.2%	22.4%
(1)As a percentage of Shack sales.
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(dollar amounts in thousands)	July 1 2026	June 25 2025	July 1 2026	June 25 2025
Net income	$16,882	$18,483	$16,588	$22,996
Depreciation and amortization expense	30,717	26,545	59,837	53,088
Interest expense, net	468	500	984	1,023
Income tax expense	5,913	6,193	5,768	6,930
EBITDA	53,980	51,721	83,177	84,037

Equity-based compensation	3,922	5,209	9,082	9,750
Amortization of cloud-based software implementation costs	531	560	1,043	1,166
Impairments, loss on disposal of assets, and Shack closures	425	881	1,292	2,938
Executive transition costs(1)	1,121	414	2,251	414
Legal settlements(2)	848	—	848	983
Restatement costs(3)	—	100	—	354
Other(4)	374	15	473	3
Adjusted EBITDA	$61,201	$58,900	$98,166	$99,645

Adjusted EBITDA margin(5)	14.7%	16.5%	12.5%	14.7%
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
(5)Calculated as a percentage of Total revenue, which was $417.6 million and $784.4 million for the thirteen and twenty-six weeks ended July 1, 2026, respectively, and $356.5 million and $677.4 million for the thirteen and twenty-six weeks ended June 25, 2025, respectively.
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands, except per share amounts)	July 1 2026	June 25 2025	July 1 2026	June 25 2025
Numerator:
Net income attributable to Shake Shack Inc.	$15,680	$17,148	$15,390	$21,393
Adjustments:
Reallocation of Net income attributable to non-controlling interests from the assumed exchange of LLC Interests(1)	1,202	1,335	1,198	1,603
Impairment charge and Shack closures(2)	6	295	35	1,948
Executive transition costs(3)	1,121	414	2,251	414
Legal settlements(4)	848	—	848	983
Restatement costs(5)	—	100	—	354
Other(6)	374	15	473	3
Tax impact of above adjustments(7)	(326)	169	(1,202)	(824)
Adjusted pro forma net income	$18,905	$19,476	$18,993	$25,874

Denominator:
Weighted average shares of Class A common stock outstanding—diluted	41,866	41,819	41,873	41,842
Adjustments:
Assumed exchange of weighted average LLC Interests for shares of Class A common stock(1)	2,429	2,445	2,431	2,446
Adjusted pro forma fully exchanged weighted average shares of Class A common stock outstanding—diluted	44,295	44,264	44,304	44,288

Adjusted pro forma earnings per fully exchanged share—diluted	$0.43	$0.44	$0.43	$0.58
Shake Shack Inc. Form 10-Q | 37

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1 2026	June 25 2025	July 1 2026	June 25 2025
Earnings per share of Class A common stock—diluted	$0.37	$0.41	$0.37	$0.51
Assumed exchange of weighted average LLC Interests for shares of Class A common stock(1)	0.01	0.01	—	0.01
Non-GAAP adjustments(8)	0.05	0.02	0.06	0.06
Adjusted pro forma earnings per fully exchanged share—diluted	$0.43	$0.44	$0.43	$0.58
(1)Assumes the exchange of all outstanding LLC Interests for shares of Class A common stock, resulting in the elimination of the non-controlling interest and recognition of the net income attributable to non-controlling interests.
(2)Expenses incurred related to Shack closures and impairment charges during fiscal 2024 and fiscal 2025.
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
(7)Represents the tax effect of the aforementioned adjustments and pro forma adjustments to reflect corporate income taxes at assumed effective tax rates of 24.8% and 26.8% for the thirteen and twenty-six weeks ended July 1, 2026, respectively, and 23.6% and 23.1% for the thirteen and twenty-six weeks ended June 25, 2025, respectively. Amounts include provisions for U.S. federal income taxes, certain LLC entity-level taxes and foreign withholding taxes, assuming the highest statutory rates apportioned to each applicable state, local and foreign jurisdiction.
(8)Represents the per share impact of non-GAAP adjustments for each period. Refer to the reconciliation of Adjusted pro forma net income above, for additional information.
38 | Shake Shack Inc. Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, and availability under our Revolving Credit Facility. As of July 1, 2026, we maintained a Cash and cash equivalents balance of $308.0 million. In March 2021, we issued 0% Convertible Senior Notes (“Convertible Notes”), and received $243.8 million of proceeds, net of discounts. Refer to Note 6, Debt, in the accompanying Condensed Consolidated Financial Statements, for additional information relating to our long-term debt.
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
Our primary requirements for liquidity are to fund our working capital needs, operating and finance lease obligations, capital expenditures and general corporate needs. Our requirements for working capital are generally not significant because our guests pay for their purchases in cash or on debit or credit cards at the time of the sale and we are able to sell many of our inventory items before payment is due to the supplier of such items. Our ongoing capital expenditures are principally related to opening new Shacks, existing Shack capital investments (both for remodels and maintenance), as well as investments in our corporate technology infrastructure to support our Shack Support Centers, Shake Shack locations, and digital strategy.
In addition, we are obligated to make payments to certain members of SSE Holdings under the Tax Receivable Agreement. As of July 1, 2026, such obligations totaled $246.1 million. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related payments under the Tax Receivable Agreement. Although the amount of any payments that must be made under the Tax Receivable Agreement may be significant, the timing of these payments will vary and will generally be limited to one payment per member per year. The amount of such payments is also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us or to SSE Holdings, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
We believe our existing cash and cash equivalents balances and cash from operations will be sufficient to fund our operating and finance lease obligations, capital expenditures, Tax Receivable Agreement obligations and working capital needs for at least the next 12 months.
Summary of Cash Flows
The following table presents a summary of our cash flows from operating, investing and financing activities.

	Twenty-Six Weeks Ended
(in thousands)	July 1 2026	June 25 2025
Net cash provided by operating activities	$65,462	$96,220
Net cash used in investing activities	(104,901)	(67,438)
Net cash used in financing activities	(12,717)	(12,689)
Effect of exchange rate changes on cash and cash equivalents	(5)	(3)
Net increase (decrease) in Cash and cash equivalents	(52,161)	16,090
Cash and cash equivalents at beginning of period	360,123	320,714
Cash and cash equivalents at end of period	$307,962	$336,804

Shake Shack Inc. Form 10-Q | 39

Operating Activities
For the twenty-six weeks ended July 1, 2026, net cash provided by operating activities was $65.5 million compared to $96.2 million for the twenty-six weeks ended June 25, 2025, a decrease of $30.7 million. The decrease was primarily driven by changes in working capital of $36.2 million, partially offset by a $5.5 million improvement in net results after excluding non-cash charges. The changes in working capital primarily included a change in the timing and payments related to general business accruals, mainly related to delivery service providers, and an increase in prepaid rent payments due to the shift of our fiscal calendar, partially offset by a change in the timing and payments related to general business operations.
Investing Activities
For the twenty-six weeks ended July 1, 2026, net cash used in investing activities was $104.9 million compared to $67.4 million for the twenty-six weeks ended June 25, 2025. The change was primarily driven by an increase of $37.5 million of capital expenditures related to our larger development pipeline, compared to the prior year.
Financing Activities
For the twenty-six weeks ended July 1, 2026, net cash used in financing activities was $12.7 million, which was flat compared to the same period last year, primarily driven by a decrease in withholding taxes related to net settled equity awards, partially offset by an increase in distributions paid to non-controlling interest holders.
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
Outstanding borrowings under the Revolving Credit Facility bear interest at either: (i) the base rate plus applicable margin ranging from 0.0% to 1.5% or (ii) the Secured Overnight Financing Rate (“SOFR”) plus applicable margin ranging from 1.0% to 2.5%, in each case depending on the net lease adjusted leverage ratio. As of July 1, 2026 and December 31, 2025, no amounts were outstanding under the Revolving Credit Facility.
The obligations under the Revolving Credit Facility are secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' direct and indirect subsidiaries, with certain exceptions.
The Revolving Credit Facility requires us to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios, as well as other customary affirmative and negative covenants. As of July 1, 2026, we were in compliance with all covenants.
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
Shake Shack Inc. Form 10-Q | 41

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the quarter ended July 1, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
No officer or director adopted, terminated, or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K in the thirteen weeks ended July 1, 2026.
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

Shake Shack Inc.
(Registrant)

Date: August 5, 2026	By:	/s/ Robert Lynch
Robert Lynch
Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: August 5, 2026	By:	/s/ Michelle Hook
Michelle Hook
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Shake Shack Inc. Form 10-Q | 45