Form 10-Q
period 2026-09-30
Shake Shack Inc.
filed 2026-11-05
CIK 1620533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of October 28, 2026, there were 40,421,151 shares of Class A common stock outstanding and 2,380,789 shares of Class B common stock outstanding.

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
Shake Shack Inc. Form 10-Q | 1

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
2 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except share and per share amounts)

	September 30 2026	December 31 2025
ASSETS
Current assets:
Cash and cash equivalents	$319,004	$360,123
Accounts receivable, net	30,563	32,962
Inventories	7,562	7,182
Prepaid expenses and other current assets	40,242	30,080
Total current assets	397,371	430,347
Property and equipment, net of accumulated depreciation of $630,566 and $551,004, respectively.	695,791	625,851
Operating lease assets	568,563	507,253
Deferred income taxes, net	315,438	322,385
Other assets	8,132	10,373
TOTAL ASSETS	$1,985,295	$1,896,209
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,085	$24,747
Accrued expenses	82,599	103,354
Accrued wages and related liabilities	24,375	25,481
Operating lease liabilities, current	69,850	63,553
Other current liabilities	29,043	27,783
Total current liabilities	230,952	244,918
Long-term debt	248,517	247,731
Long-term operating lease liabilities	639,888	575,138
Liabilities under tax receivable agreement, net of current portion	244,030	244,463
Other long-term liabilities	27,095	30,210
Total liabilities	1,390,482	1,342,460
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, no par value—10,000,000 shares authorized; none issued and outstanding as of September 30, 2026 and December 31, 2025.	—	—
Class A common stock, $0.001 par value—200,000,000 shares authorized; 40,415,423 and 40,254,281 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.	40	40
Class B common stock, $0.001 par value—35,000,000 shares authorized; 2,385,789 and 2,434,789 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.	2	2
Additional paid-in capital	459,366	452,577
Retained earnings	104,585	72,709
Accumulated other comprehensive loss	(6)	(1)
Total stockholders' equity attributable to Shake Shack Inc.	563,987	525,327
Non-controlling interests	30,826	28,422
Total equity	594,813	553,749
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,985,295	$1,896,209
See accompanying Notes to Condensed Consolidated Financial Statements.
Shake Shack Inc. Form 10-Q | 3

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30 2026	September 24 2025	September 30 2026	September 24 2025
Shack sales	$408,026	$352,846	$1,165,510	$1,005,908
Licensing revenue	15,247	14,565	42,118	38,867
TOTAL REVENUE	423,273	367,411	1,207,628	1,044,775
Shack-level operating expenses:
Food and paper costs	115,276	103,461	331,575	286,119
Labor and related expenses	103,823	88,033	297,766	262,759
Other operating expenses	65,828	53,779	186,458	152,809
Occupancy and related expenses	31,366	26,995	90,171	77,219
General and administrative expenses	44,989	44,381	146,918	125,692
Depreciation and amortization expense	32,930	27,079	92,767	80,167
Pre-opening costs	6,978	4,625	20,486	12,798
Impairments, loss on disposal of assets, and Shack closures	601	510	1,893	3,448
TOTAL EXPENSES	401,791	348,863	1,168,034	1,001,011
INCOME FROM OPERATIONS	21,482	18,548	39,594	43,764
Other income, net	2,459	3,103	7,804	8,924
Interest expense	(567)	(504)	(1,668)	(1,615)
INCOME BEFORE INCOME TAXES	23,374	21,147	45,730	51,073
Income tax expense	5,607	7,436	11,375	14,366
NET INCOME	17,767	13,711	34,355	36,707
Less: Net income attributable to non-controlling interests	1,281	1,210	2,479	2,813
NET INCOME ATTRIBUTABLE TO SHAKE SHACK INC.	$16,486	$12,501	$31,876	$33,894
Earnings per share of Class A common stock:
Basic	$0.41	$0.31	$0.79	$0.84
Diluted	$0.39	$0.30	$0.76	$0.81
Weighted-average shares of Class A common stock outstanding:
Basic	40,399	40,250	40,349	40,199
Diluted	41,910	41,874	41,885	41,852
See accompanying Notes to Condensed Consolidated Financial Statements.

4 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30 2026	September 24 2025	September 30 2026	September 24 2025
Net income	$17,767	$13,711	$34,355	$36,707
Other comprehensive income (loss), net of tax(1):
Change in foreign currency translation adjustment	—	3	(5)	—
OTHER COMPREHENSIVE INCOME (LOSS)	—	3	(5)	—
COMPREHENSIVE INCOME	17,767	13,714	34,350	36,707
Less: Comprehensive income attributable to non-controlling interests	1,281	1,210	2,479	2,813
COMPREHENSIVE INCOME ATTRIBUTABLE TO SHAKE SHACK INC.	$16,486	$12,504	$31,871	$33,894
(1)Net of tax expense of $0 for the thirteen and thirty-nine weeks ended September 30, 2026 and September 24, 2025.
See accompanying Notes to Condensed Consolidated Financial Statements.
Shake Shack Inc. Form 10-Q | 5

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(in thousands, except share amounts)

For the Thirteen Weeks Ended September 30, 2026 and September 24, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE, JULY 1, 2026	40,370,460	$40	2,425,789	$2	$456,186	$88,099	$(6)	$27,230	$571,551
Net income	—	—	—	—	—	16,486	—	1,281	17,767
Other comprehensive income:
Net change in foreign currency translation adjustment	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	5,161	—	—	—	5,161
Activity under stock compensation plans	4,963	—	—	—	(3,032)	—	—	2,867	(165)
Redemption of LLC Interests	40,000	—	(40,000)	—	438	—	—	(438)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	613	—	—	—	613
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	(114)	(114)
BALANCE, SEPTEMBER 30, 2026	40,415,423	$40	2,385,789	$2	$459,366	$104,585	$(6)	$30,826	$594,813

BALANCE, JUNE 25, 2025	40,243,981	$40	2,439,789	$2	$445,682	$48,377	$(4)	$24,967	$519,064
Net income	—	—	—	—	—	12,501	—	1,210	13,711
Other comprehensive income:
Net change in foreign currency translation adjustment	—	—	—	—	—	—	3	—	3
Equity-based compensation	—	—	—	—	4,511	—	—	—	4,511
Activity under stock compensation plans	4,463	—	—	—	(1,459)	—	—	974	(485)
Redemption of LLC Interests	5,000	—	(5,000)	—	28	—	—	(28)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	(666)	—	—	—	(666)
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	(901)	(901)
BALANCE, SEPTEMBER 24, 2025	40,253,444	$40	2,434,789	$2	$448,096	$60,878	$(1)	$26,222	$535,237
See accompanying Notes to Condensed Consolidated Financial Statements.

6 | Shake Shack Inc. Form 10-Q

For the Thirty-Nine Weeks Ended September 30, 2026 and September 24, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
BALANCE, DECEMBER 31, 2025	40,254,281	$40	2,434,789	$2	$452,577	$72,709	$(1)	$28,422	$553,749
Net income	—	—	—	—	—	31,876	—	2,479	34,355
Other comprehensive loss:
Net change in foreign currency translation adjustment	—	—	—	—	—	—	(5)	—	(5)
Equity-based compensation	—	—	—	—	14,520	—	—	—	14,520
Activity under stock compensation plans	112,142	—	—	—	(9,198)	—	—	3,364	(5,834)
Redemption of LLC Interests	49,000	—	(49,000)	—	508	—	—	(508)	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	959	—	—	—	959
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	(2,931)	(2,931)
BALANCE, SEPTEMBER 30, 2026	40,415,423	$40	2,385,789	$2	$459,366	$104,585	$(6)	$30,826	$594,813

BALANCE, DECEMBER 25, 2024	40,068,068	$40	2,455,713	$2	$442,993	$26,984	$(1)	$23,608	$493,626
Net income	—	—	—	—	—	33,894	—	2,813	36,707
Other comprehensive income:
Net change in foreign currency translation adjustment	—	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	14,502	—	—	—	14,502
Activity under stock compensation plans	164,452	—	—	—	(10,950)	—	—	1,288	(9,662)
Redemption of LLC Interests	20,924	—	(20,924)	—	(271)	—	—	271	—
Establishment of liabilities under tax receivable agreement and related changes to deferred tax assets associated with increases in tax basis	—	—	—	—	1,822	—	—	—	1,822
Distributions paid to non-controlling interest holders	—	—	—	—	—	—	—	(1,758)	(1,758)
BALANCE, SEPTEMBER 24, 2025	40,253,444	$40	2,434,789	$2	$448,096	$60,878	$(1)	$26,222	$535,237
See accompanying Notes to Condensed Consolidated Financial Statements.

Shake Shack Inc. Form 10-Q | 7

SHAKE SHACK INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Thirty-Nine Weeks Ended
	September 30 2026	September 24 2025
OPERATING ACTIVITIES
Net income (including amounts attributable to non-controlling interests)	$34,355	$36,707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	92,767	80,167
Amortization of debt issuance costs	786	786
Amortization of cloud computing assets	1,334	1,676
Non-cash operating lease cost	77,313	64,489
Equity-based compensation	14,077	14,173
Deferred income taxes	7,474	9,238
Non-cash interest	41	31
Impairments, loss on disposal of assets, and Shack closures	1,893	3,448
Changes in operating assets and liabilities:
Accounts receivable	2,399	(925)
Inventories	(380)	(297)
Prepaid expenses and other current assets	(6,980)	(4,134)
Other assets	(2,644)	(4,634)
Accounts payable	973	(610)
Accrued expenses	(19,056)	22,078
Accrued wages and related liabilities	(1,106)	524
Other current liabilities	(788)	(1,377)
Operating lease liabilities	(67,379)	(65,713)
Other long-term liabilities	953	3,592
NET CASH PROVIDED BY OPERATING ACTIVITIES	136,032	159,219
INVESTING ACTIVITIES
Purchases of property and equipment	(162,405)	(106,697)
NET CASH USED IN INVESTING ACTIVITIES	(162,405)	(106,697)
FINANCING ACTIVITIES
Payments on principal of finance leases	(4,999)	(4,013)
Deferred financing costs	—	(10)
Distributions paid to non-controlling interest holders	(2,931)	(1,758)
Payments under tax receivable agreement, including interest	(977)	(37)
Net proceeds from stock option exercises	69	123
Employee withholding taxes related to net settled equity awards	(5,903)	(9,784)
NET CASH USED IN FINANCING ACTIVITIES	(14,741)	(15,479)
Effect of exchange rate changes on cash and cash equivalents	(5)	—
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(41,119)	37,043
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	360,123	320,714
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$319,004	$357,757
See accompanying Notes to Condensed Consolidated Financial Statements.
8 | Shake Shack Inc. Form 10-Q

SHAKE SHACK INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

Shake Shack Inc. Form 10-Q | 9

NOTE 1: NATURE OF OPERATIONS

Shake Shack Inc. was formed on September 23, 2014 as a Delaware corporation for the purpose of facilitating an initial public offering and other related transactions in order to carry on the business of SSE Holdings, LLC and its subsidiaries ("SSE Holdings"). Shake Shack Inc. is the sole managing member of SSE Holdings and, as sole managing member, the Company operates and controls all of the business and affairs of SSE Holdings. As a result, the Company consolidates the financial results of SSE Holdings and reports a non-controlling interest representing the economic interest in SSE Holdings held by the other members of SSE Holdings. As of September 30, 2026 the Company owned 94.4% of SSE Holdings. Unless the context otherwise requires, "we," "us," "our," "Shake Shack," the "Company" and other similar references, refer to Shake Shack Inc. and, unless otherwise stated, all of its subsidiaries, including SSE Holdings.
The Company operates and licenses Shake Shack restaurants ("Shacks"), which serve burgers, chicken, hot dogs, crinkle cut fries, shakes, frozen custard, and more. As of September 30, 2026, there were 738 Shacks in operation system wide, of which 427 were Company-operated Shacks and 311 were licensed Shacks.
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
SSE Holdings is considered a variable interest entity. Shake Shack Inc. is the primary beneficiary as the Company has the majority economic interest in SSE Holdings and, as the sole managing member, has decision making authority that significantly affects the economic performance of the entity, while the limited partners have no substantive kick-out or participating rights. As a result, the Company consolidates SSE Holdings. The assets and liabilities of SSE Holdings represent substantially all of the Company's consolidated assets and liabilities with the exception of certain deferred taxes and liabilities under the Tax Receivable Agreement. As of September 30, 2026 and December 31, 2025, the net assets of SSE Holdings were $555,256 and $500,732, respectively. The assets of SSE Holdings are subject to certain restrictions in SSE Holdings' revolving credit agreement.
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
NOTE 3: REVENUE

Revenue Recognition
Revenue disaggregated by type was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30 2026	September 24 2025	September 30 2026	September 24 2025
Shack sales	$408,026	$352,846	$1,165,510	$1,005,908
Licensing revenue:
Sales-based royalties	14,624	13,561	40,338	36,813
Initial territory, opening, and termination fees	623	1,004	1,780	2,054
Total revenue	$423,273	$367,411	$1,207,628	$1,044,775
The aggregate amount of the transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied as of September 30, 2026 was $25,673. The Company expects to recognize this amount as revenue over a long-term period, as the majority of license terms for each Shack range from ten to twenty years. This amount excludes any variable consideration related to sales-based royalties.
Contract Balances
Contract liabilities and receivables from contracts with customers were as follows:

	September 30 2026	December 31 2025
Shack sales receivables	$13,297	$13,397
Licensing receivables, net of allowance for doubtful accounts	7,073	7,507
Gift card liability	2,744	3,711
Deferred revenue, current	2,144	1,928
Deferred revenue, long-term	18,225	19,154
Revenue recognized that was included in the respective liability balances at the beginning of the period was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30 2026	September 24 2025	September 30 2026	September 24 2025
Gift card liability	$183	$119	$1,276	$771
Deferred revenue	605	561	1,751	1,597
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
There were no impairment charges recognized during the thirteen and thirty-nine weeks ended September 30, 2026. During the thirteen and thirty-nine weeks ended September 24, 2025, the Company recognized impairment charges of $8 and $170, respectively, related to the nine Shack closures in fiscal 2024. Additionally, the Company recognized miscellaneous Shack closure expense of $(52) and $1,734, respectively for the thirteen and thirty-nine weeks ended September 24, 2025, primarily related to the true-up of expenses for the nine Shack closures in fiscal 2024.
NOTE 5: SUPPLEMENTAL BALANCE SHEET INFORMATION

The components of Prepaid expenses and other current assets were as follows:

	September 30 2026	December 31 2025
Prepaid expenses	$18,313	$11,162
Tenant allowance receivables	21,105	17,924
Other	824	994
Prepaid expenses and other current assets	$40,242	$30,080
The components of Other current liabilities were as follows:

	September 30 2026	December 31 2025
Sales tax payable	$8,018	$10,080
Current portion of financing equipment lease liabilities	7,024	5,959
Gift card liability	2,744	3,711
Current portion of liabilities under tax receivable agreement	1,396	2,372
Other	9,861	5,661
Other current liabilities	$29,043	$27,783
NOTE 6: DEBT

Convertible Notes
The Company's $250,000 aggregate principal amount of 0% Convertible Senior Notes due 2028 (“Convertible Notes”) will mature on March 1, 2028, unless earlier converted, redeemed or repurchased in certain circumstances. Upon conversion, the
12 | Shake Shack Inc. Form 10-Q

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
The Convertible Notes had an initial conversion rate of 5.8679 shares of Class A common stock per one thousand dollar principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $170.42 per share of Class A common stock. The fair value of the Convertible Notes was approximately $236,000 and $236,875, respectively, as of September 30, 2026 and December 31, 2025, based on external pricing data, including available quoted market prices of these instruments, and consideration of comparable debt instruments with similar interest rates and trading frequency, among other factors, and is classified as a Level 2 measurement within the fair value hierarchy.

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Classification	September 30 2026	September 24 2025	September 30 2026	September 24 2025
Amortization expense on Convertible Notes	Interest expense	$262	$262	$786	$786

	September 30 2026	December 31 2025
Convertible Notes	$250,000	$250,000
Discount and debt issuance costs, net of amortization	(1,483)	(2,269)
Long-term debt	$248,517	$247,731
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
Outstanding borrowings under the Revolving Credit Facility bear interest at either: (i) the base rate plus applicable margin ranging from 0.0% to 1.5% or (ii) the Secured Overnight Financing Rate (“SOFR”) plus applicable margin ranging from 1.0% to 2.5%, in each case dependent upon the net lease adjusted leverage ratio. As of September 30, 2026 and December 31, 2025, no amounts were outstanding under the Revolving Credit Facility.
The obligations under the Revolving Credit Facility are secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE
Shake Shack Inc. Form 10-Q | 13

Holdings' direct and indirect subsidiaries, with certain exceptions. The Revolving Credit Facility requires the Company to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios, as well as other customary affirmative and negative covenants. As of September 30, 2026, the Company was in compliance with all covenants.
The Revolving Credit Facility also permits the issuance of letters of credit upon our request of up to $15,000. As of September 30, 2026 and December 31, 2025, the Company had outstanding letters of credit of $4,917 and $4,839, respectively, in connection with the Revolving Credit Facility.

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Classification	September 30 2026	September 24 2025	September 30 2026	September 24 2025
Interest expense on Revolving Credit Facility	Interest expense	$14	$14	$41	$47

	Classification	September 30 2026	December 31 2025
Unamortized deferred financing costs on Revolving Credit Facility	Other assets	$12	$19
NOTE 7: LEASES

A summary of operating and finance right-of-use assets and lease liabilities were as follows:

	Classification	September 30 2026	December 31 2025
Operating leases	Operating lease assets	$568,563	$507,253
Finance leases	Property and equipment, net	14,116	15,056
Total right-of-use assets		$582,679	$522,309

Operating leases:
	Operating lease liabilities, current	$69,850	$63,553
	Long-term operating lease liabilities	639,888	575,138
Finance leases:
	Other current liabilities	7,024	5,959
	Other long-term liabilities	7,796	9,745
Total lease liabilities		$724,558	$654,395
14 | Shake Shack Inc. Form 10-Q

The components of lease expense were as follows:

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Classification	September 30 2026	September 24 2025	September 30 2026	September 24 2025
Operating lease cost	Occupancy and related expenses Pre-opening costs General and administrative expenses	$26,689	$22,239	$77,313	$64,489
Finance lease cost:
Amortization of right-of-use assets	Depreciation and amortization expense	1,756	1,430	5,062	4,181
Interest on lease liabilities	Interest expense	211	227	645	693
Variable lease cost	Occupancy and related expenses Pre-opening costs General and administrative expenses	6,884	6,517	20,094	18,052
Short-term lease cost	Occupancy and related expenses	170	171	476	481
Total lease cost		$35,710	$30,584	$103,590	$87,896

As of September 30, 2026, future minimum lease payments for operating and finance leases consisted of the following:

	Operating Leases	Finance Leases
2026(1)	$9,359	$1,959
2027	109,472	7,521
2028	117,158	4,443
2029	110,347	939
2030	98,840	527
Thereafter	474,608	439
Total minimum payments	919,784	15,828
Less: imputed interest	231,151	1,008
Total lease liabilities	$688,633	$14,820
(1)Operating leases are net of certain tenant allowance receivables that were reclassified to Other current assets as of September 30, 2026.
As of September 30, 2026, the Company had additional operating lease commitments of $182,697 for non-cancelable leases without a possession date, which commence in 2026 or later. The terms of these lease commitments are materially consistent with leases recognized on the Condensed Consolidated Balance Sheets.
A summary of lease terms and discount rates for operating and finance leases were as follows:

	September 30 2026	December 31 2025
Weighted average remaining lease term (years):
Operating leases	8.8	8.6
Finance leases	2.4	2.8
Weighted average discount rate:
Operating leases	6.3%	6.3%
Finance leases	5.6%	5.8%
Shake Shack Inc. Form 10-Q | 15

Supplemental cash flow information related to leases was as follows:

	Thirty-Nine Weeks Ended
	September 30 2026	September 24 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$79,083	$75,776
Operating cash flows from finance leases	645	693
Financing cash flows from finance leases	4,999	4,013
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	108,171	82,119
Finance leases	4,372	7,943
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
The following table summarizes the ownership interest in SSE Holdings:

	September 30, 2026		December 31, 2025
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests held by Shake Shack Inc.	40,415,423	94.4%	40,254,281	94.3%
Number of LLC Interests held by non-controlling interest holders	2,385,789	5.6%	2,434,789	5.7%
Total LLC Interests outstanding	42,801,212	100.0%	42,689,070	100.0%
The weighted average ownership percentages for the applicable reporting periods are used to attribute Net income and Other comprehensive income to the non-controlling interest holders and were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30 2026	September 24 2025	September 30 2026	September 24 2025
Non-controlling interest holders' weighted average ownership percentages	5.6%	5.7%	5.7%	5.7%
16 | Shake Shack Inc. Form 10-Q

The following table summarizes the effects of changes in ownership of SSE Holdings on the Company's equity:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30 2026	September 24 2025	September 30 2026	September 24 2025
Net income attributable to Shake Shack Inc.	$16,486	$12,501	$31,876	$33,894
Other comprehensive income (loss):
Foreign currency translation adjustment	—	3	(5)	—
Transfers (to) from non-controlling interests:
Increase (decrease) in additional paid-in capital as a result of the redemption of LLC Interests	438	28	508	(271)
Decrease in additional paid-in capital as a result of activity under stock compensation plan	(3,032)	(1,459)	(9,198)	(10,950)
Total effect of changes in ownership interest on equity attributable to Shake Shack Inc.	$13,892	$11,073	$23,181	$22,673
The following table summarizes the LLC Interests activity:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30 2026	September 24 2025	September 30 2026	September 24 2025
LLC Interests activity under the Company's stock compensation plan:
Number of LLC Interests received by Shake Shack Inc.	4,963	4,463	112,142	164,452
Redemption and acquisition of LLC Interests:
Number of LLC Interests redeemed by non-controlling interest holders	40,000	5,000	49,000	20,924
Number of LLC Interests received by Shake Shack Inc.	40,000	5,000	49,000	20,924
Issuance of Class A common stock:
Shares of Class A common stock issued in connection with redemptions of LLC Interests	40,000	5,000	49,000	20,924
Cancellation of Class B common stock:
Shares of Class B common stock surrendered and canceled	40,000	5,000	49,000	20,924
NOTE 9: EQUITY-BASED COMPENSATION

A summary of equity-based compensation expense by award type was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30 2026	September 24 2025	September 30 2026	September 24 2025
Performance stock units	$978	$729	$1,438	$3,267
Restricted stock units	4,017	3,694	12,639	10,906
Equity-based compensation expense	$4,995	$4,423	$14,077	$14,173
Shake Shack Inc. Form 10-Q | 17

Equity-based compensation expense recognized was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30 2026	September 24 2025	September 30 2026	September 24 2025
General and administrative expenses	$4,401	$3,899	$12,190	$12,667
Labor and related expenses	626	524	1,887	1,506
Pre-opening costs	(32)	—	—	—
Equity-based compensation expense	$4,995	$4,423	$14,077	$14,173
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
Effective Income Tax Rates
The following table presents the Company’s effective income tax rates:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30 2026	September 24 2025	September 30 2026	September 24 2025
Effective income tax rates	24.0%	35.2%	24.9%	28.1%
The decreases in the effective income tax rates for the thirteen and thirty-nine weeks ended September 30, 2026 were primarily due to state tax rate true-ups recorded in the prior year.
The Company's weighted average ownership interest in SSE Holdings was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30 2026	September 24 2025	September 30 2026	September 24 2025
Shake Shack's weighted average ownership percentages	94.4%	94.3%	94.3%	94.3%
Deferred Tax Assets and Liabilities
The Company acquires LLC Interests in connection with the redemption of LLC Interests and activity relating to its stock compensation plan and recognizes deferred tax assets associated with the basis difference in its investment in SSE Holdings upon acquisition of these LLC Interests.
18 | Shake Shack Inc. Form 10-Q

The following table summarizes the LLC Interests acquired by the Company:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30 2026	September 24 2025	September 30 2026	September 24 2025
LLC Interests activity under the Company's stock compensation plan	4,963	4,463	112,142	164,452
LLC Interests activity from redemptions of LLC Interests	40,000	5,000	49,000	20,924
Total LLC Interests acquired by the Company	44,963	9,463	161,142	185,376
Deferred tax assets related to the basis difference in the Company's investment in SSE Holdings were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30 2026	September 24 2025	September 30 2026	September 24 2025
Deferred tax assets recognized upon acquisition of LLC Interests	$113	$(495)	$654	$2,322

	September 30 2026	December 31 2025
Total deferred tax assets related to the acquisition of LLC Interests	$78,858	$74,094
The Company also recognizes deferred tax assets related to additional tax basis increases generated from expected future payments under the Tax Receivable Agreement and related deductions for imputed interest on such payments. Refer to "Tax Receivable Agreement," herein for additional information.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30 2026	September 24 2025	September 30 2026	September 24 2025
Deferred tax assets recognized under the Tax Receivable Agreement	$193	$50	$251	$218
The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of September 30, 2026, the Company concluded, based on the weight of all available positive and negative evidence, that all of its deferred tax assets (except for those deferred tax assets relating to certain state tax credits and net operating losses) are more likely than not to be realized. As such, no additional valuation allowance was recognized.
One Big Beautiful Bill Act
On July 4, 2025, bill H.R. 1, commonly referred to as the "One Big Beautiful Bill Act" or "OBBBA," was signed into law, with certain provisions effective in 2025 and others in 2026. The Act provides for changes to U.S. federal tax law, including the expensing of U.S. research expenditures and certain eligible capital expenditures, among other provisions. The Company has recognized the effects of the OBBBA provisions in its financial results to the extent they are applicable to the thirty-nine weeks ended September 30, 2026.
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
Shake Shack Inc. Form 10-Q | 19

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
There were no transactions subject to the Tax Receivable Agreement for which the Company did not recognize the related liability, as the Company concluded that it would have sufficient future taxable income to utilize all of the related tax benefits generated by all transactions that occurred during the thirty-nine weeks ended September 30, 2026 and September 24, 2025.
A summary of obligations and payments made under the Tax Receivable Agreement were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30 2026	September 24 2025	September 30 2026	September 24 2025
Amounts paid under the Tax Receivable Agreement, including interest	$—	$13	$977	$37

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30 2026	September 24 2025	September 30 2026	September 24 2025
Additional liabilities recognized under the Tax Receivable Agreement	$(683)	$201	$(432)	$809

	September 30 2026	December 31 2025
Total obligations under the Tax Receivable Agreement	$245,426	$246,835
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
20 | Shake Shack Inc. Form 10-Q

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30 2026	September 24 2025	September 30 2026	September 24 2025
Numerator:
Net income attributable to Shake Shack Inc.—basic	$16,486	$12,501	$31,876	$33,894
Net income attributable to Shake Shack Inc.—diluted	$16,486	$12,501	$31,876	$33,894
Denominator:
Weighted average shares of Class A common stock outstanding—basic	40,399	40,250	40,349	40,199
Effect of dilutive securities:
Stock options	1	2	1	2
Performance stock units	13	19	14	41
Restricted stock units	30	136	54	143
Convertible Notes	1,467	1,467	1,467	1,467
Weighted average shares of Class A common stock outstanding—diluted	41,910	41,874	41,885	41,852

Earnings per share of Class A common stock—basic	$0.41	$0.31	$0.79	$0.84
Earnings per share of Class A common stock—diluted	$0.39	$0.30	$0.76	$0.81
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
The following table presents potentially dilutive securities excluded from the computations of diluted earnings per share of Class A common stock:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	September 30 2026		September 24 2025		September 30 2026		September 24 2025
Performance stock units	206,252	(1)	119,101	(1)	206,252	(1)	119,101	(1)
Shares of Class B common stock	2,385,789	(2)	2,434,789	(2)	2,385,789	(2)	2,434,789	(2)
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

Shake Shack Inc. Form 10-Q | 21

NOTE 12: SUPPLEMENTAL CASH FLOW INFORMATION

The following table sets forth supplemental cash flow information:

	Thirty-Nine Weeks Ended
	September 30 2026	September 24 2025
Cash paid for:
Income taxes, net of refunds	$3,868	$4,120
Interest, net of amounts capitalized	842	629
Non-cash investing activities:
Accrued purchases of property and equipment	32,654	31,227
Capitalized equity-based compensation	221	155
Non-cash financing activities:
Establishment of liabilities under Tax Receivable Agreement	(432)	809
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
Certain leases require the Company to obtain letters of credit. As of September 30, 2026, the Company held three letters of credit totaling $695.
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
Legal Contingencies
The Company is subject to various legal proceedings, claims and liabilities, involving employees and guests alike, which arise in the ordinary course of business and are generally covered by insurance. As of September 30, 2026, the amount of the ultimate liability with respect to these matters was not material.
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
NOTE 14: RELATED PARTY TRANSACTIONS

Madison Square Park Conservancy
The Chairman of the Board of Directors serves as a director of the Madison Square Park Conservancy ("MSP Conservancy"), with which Shake Shack has a license agreement and pays license fees to operate the Madison Square Park Shack. No amounts were due to MSP Conservancy as of September 30, 2026 and December 31, 2025.

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Classification	September 30 2026	September 24 2025	September 30 2026	September 24 2025
Amounts paid to MSP Conservancy	Occupancy and related expenses Other operating expenses	$160	$233	$720	$709
Tax Receivable Agreement
The Company entered into a Tax Receivable Agreement that provides for the payment by the Company of 85% of the amount of any tax benefits that are actually realized, or in some cases are deemed to realize, as a result of certain transactions. Refer to Note 10, Income Taxes, for additional information.

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Classification	September 30 2026	September 24 2025	September 30 2026	September 24 2025
Amounts paid under the Tax Receivable Agreement, including interest	Other current liabilities	$—	$13	$977	$37

	Classification	September 30 2026	December 31 2025
Amounts due under the Tax Receivable Agreement	Other current liabilities Liabilities under Tax Receivable Agreement, net of current portion	$245,426	$246,835
Distributions to Members of SSE Holdings
Under the terms of the SSE Holdings LLC Agreement, SSE Holdings is obligated to make tax distributions to its members. No tax distributions were payable to non-controlling interest holders as of September 30, 2026 and December 31, 2025.

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Classification	September 30 2026	September 24 2025	September 30 2026	September 24 2025
Amounts paid to non-controlling interest holders	Non-controlling interests	$114	$901	$2,931	$1,758

Shake Shack Inc. Form 10-Q | 23

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30 2026	September 24 2025	September 30 2026	September 24 2025
Segment revenue	$423,273	$367,411	$1,207,628	$1,044,775
Less:
Food and paper costs	115,276	103,461	331,575	286,119
Labor and related expenses	103,823	88,033	297,766	262,759
Other operating expenses(1)	65,828	53,779	186,458	152,809
Occupancy and related expenses	31,366	26,995	90,171	77,219
General and administrative expenses	44,989	44,381	146,918	125,692
Depreciation and amortization expense	32,930	27,079	92,767	80,167
Pre-opening costs	6,978	4,625	20,486	12,798
Impairments, loss on disposal of assets, and Shack closures	601	510	1,893	3,448
Interest expense	567	504	1,668	1,615
Income tax expense	5,607	7,436	11,375	14,366
Other income, net(2)	(2,459)	(3,103)	(7,804)	(8,924)
Segment income	17,767	13,711	34,355	36,707
Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$17,767	$13,711	$34,355	$36,707

			September 30 2026	December 31 2025
Total Assets			$1,985,295	$1,896,209
(1)Other operating expenses consist of delivery commissions, Shack-level marketing expenses, repairs and maintenance, utilities, and other operating expenses incidental to operating our Company-operated Shacks, such as non-perishable supplies, credit card fees and property insurance.
(2)Other income, net consists primarily of interest income, adjustments to liabilities under the Tax Receivable Agreement, dividend income, and net unrealized and realized gain and losses from marketable securities. Interest income was $42 and $159 for the thirteen and thirty-nine weeks ended September 30, 2026, respectively, and $32 and $120 for the thirteen and thirty-nine weeks ended September 24, 2025, respectively.
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
Shake Shack Inc. Form 10-Q | 25

Key Operating Metrics
Same-Shack sales for the thirteen weeks ended September 30, 2026 increased 2.5% compared to the same period last year, driven by a 1.7% increase in price mix and a 0.8% increase in guest traffic. Same-Shack sales for the thirty-nine weeks ended September 30, 2026 increased 3.5% compared to the same period last year, driven by a 2.1% increase in price mix and a 1.4% increase in guest traffic. For the purpose of calculating same-Shack sales for the thirteen and thirty-nine weeks ended September 30, 2026, Shack sales for 304 Shacks were included in the comparable Shack base.
Average weekly sales were $75,000 for the thirteen weeks ended September 30, 2026, compared to $78,000 for the same period last year. Average weekly sales were $75,000 for the thirty-nine weeks ended September 30, 2026, compared to $76,000 for the same period last year. The decreases were primarily due to the continued acceleration of our development pipeline leading to a larger portion of our system consisting of Shacks that are ramping toward mature sales volumes.
System-wide sales for the thirteen weeks ended September 30, 2026 increased 12.8% to $644.8 million compared to the same period last year. System-wide sales for the thirty-nine weeks ended September 30, 2026 increased 13.5% to $1,828.9 million compared to the same period last year.
In Q3 2026, we changed our definition of digital sales to include kiosk and exclude third-party delivery. We believe digital sales, which now consists of kiosk, the Shake Shack app and website channels, better reflects how we make investment decisions, prioritize and review our digital business to deepen our understanding of guest behavior. Digital sales for prior periods have been reclassified to reflect this change and are included in the tables below.

			Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	April 1, 2026	July 1, 2026	September 30, 2026	September 30, 2026
Digital Sales	$206,006	$237,931	$240,180	$684,117
Percentage of Shack sales	58.2%	59.0%	58.9%	58.7%

			Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	March 26, 2025	June 25, 2025	September 24, 2025	September 24, 2025
Digital Sales	$166,884	$195,351	$205,299	$567,534
Percentage of Shack sales	53.9%	56.9%	58.2%	56.4%

Development Highlights
The following tables summarize the Shacks opened and closed during the thirteen and thirty-nine weeks ended September 30, 2026.

	Thirteen Weeks Ended
	September 30, 2026
	Company-operated	Licensed	System Wide
Shack counts at the beginning of period	406	297	703
Openings	21	16	37
Permanent closures	—	(2)	(2)
Shack counts at the end of period	427	311	738
26 | Shake Shack Inc. Form 10-Q

	Thirty-Nine Weeks Ended
	September 30, 2026
	Company-operated	Licensed	System Wide
Shack counts at the beginning of period	373	286	659
Openings	54	32	86
Permanent closures	—	(7)	(7)
Shack counts at the end of period	427	311	738
Shake Shack Inc. Form 10-Q | 27

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the thirteen and thirty-nine weeks ended September 30, 2026 and September 24, 2025:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 30 2026		September 24 2025		September 30 2026		September 24 2025
Shack sales	$408,026	96.4%	$352,846	96.0%	$1,165,510	96.5%	$1,005,908	96.3%
Licensing revenue	15,247	3.6%	14,565	4.0%	42,118	3.5%	38,867	3.7%
TOTAL REVENUE	423,273	100.0%	367,411	100.0%	1,207,628	100.0%	1,044,775	100.0%
Shack-level operating expenses(1):
Food and paper costs	115,276	28.3%	103,461	29.3%	331,575	28.4%	286,119	28.4%
Labor and related expenses	103,823	25.4%	88,033	24.9%	297,766	25.5%	262,759	26.1%
Other operating expenses	65,828	16.1%	53,779	15.2%	186,458	16.0%	152,809	15.2%
Occupancy and related expenses	31,366	7.7%	26,995	7.7%	90,171	7.7%	77,219	7.7%
General and administrative expenses	44,989	10.6%	44,381	12.1%	146,918	12.2%	125,692	12.0%
Depreciation and amortization expense	32,930	7.8%	27,079	7.4%	92,767	7.7%	80,167	7.7%
Pre-opening costs	6,978	1.6%	4,625	1.3%	20,486	1.7%	12,798	1.2%
Impairments, loss on disposal of assets, and Shack closures	601	0.1%	510	0.1%	1,893	0.2%	3,448	0.3%
TOTAL EXPENSES	401,791	94.9%	348,863	95.0%	1,168,034	96.7%	1,001,011	95.8%
INCOME FROM OPERATIONS	21,482	5.1%	18,548	5.0%	39,594	3.3%	43,764	4.2%
Other income, net	2,459	0.6%	3,103	0.8%	7,804	0.6%	8,924	0.9%
Interest expense	(567)	(0.1)%	(504)	(0.1)%	(1,668)	(0.1)%	(1,615)	(0.2)%
INCOME BEFORE INCOME TAXES	23,374	5.5%	21,147	5.8%	45,730	3.8%	51,073	4.9%
Income tax expense	5,607	1.3%	7,436	2.0%	11,375	0.9%	14,366	1.4%
NET INCOME	17,767	4.2%	13,711	3.7%	34,355	2.8%	36,707	3.5%
Less: Net income attributable to non-controlling interests	1,281	0.3%	1,210	0.3%	2,479	0.2%	2,813	0.3%
NET INCOME ATTRIBUTABLE TO SHAKE SHACK INC.	$16,486	3.9%	$12,501	3.4%	$31,876	2.6%	$33,894	3.2%
(1)As a percentage of Shack sales.
Shack Sales
Shack sales represent the aggregate sales of food, beverages and Shake Shack branded merchandise at our Company-operated Shacks and gift card breakage income. Shack sales in any period are directly influenced by the number of operating weeks in such period and the total number of open Shacks.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 30 2026	September 24 2025	September 30 2026	September 24 2025
Shack sales	$408,026	$352,846	$1,165,510	$1,005,908
Percentage of Total revenue	96.4%	96.0%	96.5%	96.3%
Dollar change compared to prior year	$55,180		$159,602
Percentage change compared to prior year	15.6%		15.9%
Shack sales for the thirteen weeks ended September 30, 2026 increased 15.6% to $408.0 million versus the same period last year. The increase was primarily due to the opening of 69 new Company-operated Shacks between September 24, 2025 and September 30, 2026, which contributed $47.4 million, as well as a 2.5% increase in same-Shack sales.
28 | Shake Shack Inc. Form 10-Q

Shack sales for the thirty-nine weeks ended September 30, 2026 increased 15.9% to $1,165.5 million versus the same period last year. The increase was primarily due to the opening of 69 new Company-operated Shacks between September 24, 2025 and September 30, 2026, which contributed $102.5 million, as well as a 3.5% increase in same-Shack sales.
Licensing Revenue
Licensing revenue includes initial territory fees, Shack opening fees, termination fees and ongoing sales-based royalty fees from licensed Shacks.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 30 2026	September 24 2025	September 30 2026	September 24 2025
Licensing revenue	$15,247	$14,565	$42,118	$38,867
Percentage of Total revenue	3.6%	4.0%	3.5%	3.7%
Dollar change compared to prior year	$682		$3,251
Percentage change compared to prior year	4.7%		8.4%
Licensing revenue for the thirteen weeks ended September 30, 2026 increased 4.7% to $15.2 million versus the same period last year. The increase was primarily due to the opening of 49 new licensed Shacks between September 24, 2025 and September 30, 2026, which contributed $1.7 million, partially offset by decreased revenue from existing licensed Shacks, and the permanent closure of nine licensed Shacks between September 24, 2025 and September 30, 2026.
Licensing revenue for the thirty-nine weeks ended September 30, 2026 increased 8.4% to $42.1 million versus the same period last year. The increase was primarily due to the opening of 49 new licensed Shacks between September 24, 2025 and September 30, 2026, which contributed $3.5 million.
Food and Paper Costs
Food and paper costs include the direct costs associated with food, beverage and packaging of our menu items. The components of Food and paper costs are variable by nature, change with sales volume, and are impacted by menu mix, channel mix and fluctuations in commodity costs, as well as geographic scale and proximity.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 30 2026	September 24 2025	September 30 2026	September 24 2025
Food and paper costs	$115,276	$103,461	$331,575	$286,119
Percentage of Shack sales	28.3%	29.3%	28.4%	28.4%
Dollar change compared to prior year	$11,815		$45,456
Percentage change compared to prior year	11.4%		15.9%
Food and paper costs for the thirteen weeks ended September 30, 2026 increased 11.4% to $115.3 million versus the same period last year. Food and paper costs for the thirty-nine weeks ended September 30, 2026 increased 15.9% to $331.6 million versus the same period last year. The increases for the thirteen and thirty-nine weeks ended September 30, 2026 were primarily due to the opening of 69 new Company-operated Shacks between September 24, 2025 and September 30, 2026, which contributed approximately $14.0 million and $30.8 million, respectively.
As a percentage of Shack sales, the decrease in Food and paper costs for the thirteen weeks ended September 30, 2026 was primarily due to increased menu prices and lower blended commodity costs, partially offset by marketing promotions. As a percentage of Shack sales, Food and paper costs were flat for the thirty-nine weeks ended September 30, 2026.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 30 2026	September 24 2025	September 30 2026	September 24 2025
Labor and related expenses	$103,823	$88,033	$297,766	$262,759
Percentage of Shack sales	25.4%	24.9%	25.5%	26.1%
Dollar change compared to prior year	$15,790		$35,007
Percentage change compared to prior year	17.9%		13.3%
Labor and related expenses for the thirteen weeks ended September 30, 2026 increased 17.9% to $103.8 million versus the same period last year. Labor and related expenses for the thirty-nine weeks ended September 30, 2026 increased 13.3% to $297.8 million versus the same period last year. The increases for the thirteen and thirty-nine weeks ended September 30, 2026 were primarily due to the opening of 69 new Company-operated Shacks between September 24, 2025 and September 30, 2026, which contributed $13.7 million and $29.6 million, respectively.
As a percentage of Shack sales, the increase in Labor and related expenses for the thirteen weeks ended September 30, 2026 was primarily due to increased wages and incremental expenses from the opening of 69 new Company-operated Shacks between September 24, 2025 and September 30, 2026. As a percentage of Shack sales, the decrease in Labor and related expenses for the thirty-nine weeks ended September 30, 2026 was primarily due to labor efficiencies and sales leverage, partially offset by increased wages and incremental expenses from the opening of 69 new Company-operated Shacks between September 24, 2025 and September 30, 2026.
Other Operating Expenses
Other operating expenses consist of delivery commissions, Shack-level marketing expenses, repairs and maintenance, utilities and other operating expenses incidental to operating our Company-operated Shacks, such as non-perishable supplies, credit card fees and property insurance.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 30 2026	September 24 2025	September 30 2026	September 24 2025
Other operating expenses	$65,828	$53,779	$186,458	$152,809
Percentage of Shack sales	16.1%	15.2%	16.0%	15.2%
Dollar change compared to prior year	$12,049		$33,649
Percentage change compared to prior year	22.4%		22.0%
Other operating expenses for the thirteen weeks ended September 30, 2026 increased 22.4% to $65.8 million versus the same period last year. Other operating expenses for the thirty-nine weeks ended September 30, 2026 increased 22.0% to $186.5 million versus the same period last year. The increases for the thirteen and thirty-nine weeks ended September 30, 2026 were primarily due to increased transaction costs associated with higher sales and increased facilities costs.
As a percentage of Shack sales, the increases in Other operating expenses for the thirteen and thirty-nine weeks ended September 30, 2026 were primarily due to increased delivery commissions associated with higher delivery sales and increased facilities costs.
30 | Shake Shack Inc. Form 10-Q

Occupancy and Related Expenses
Occupancy and related expenses consist of Shack-level occupancy expenses (including rent, common area expenses and certain local taxes), and exclude occupancy expenses associated with unopened Shacks, which are recorded separately in Pre-opening costs.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 30 2026	September 24 2025	September 30 2026	September 24 2025
Occupancy and related expenses	$31,366	$26,995	$90,171	$77,219
Percentage of Shack sales	7.7%	7.7%	7.7%	7.7%
Dollar change compared to prior year	$4,371		$12,952
Percentage change compared to prior year	16.2%		16.8%
Occupancy and related expenses for the thirteen weeks ended September 30, 2026 increased 16.2% to $31.4 million versus the same period last year. Occupancy and related expenses for the thirty-nine weeks ended September 30, 2026 increased 16.8% to $90.2 million versus the same period last year. The increases for the thirteen and thirty-nine weeks ended September 30, 2026 were primarily due to the opening of 69 new Company-operated Shacks between September 24, 2025 and September 30, 2026, which contributed approximately $3.3 million and $6.6 million, respectively.
As a percentage of Shack sales, Occupancy and related expenses were flat for the thirteen and thirty-nine weeks ended September 30, 2026.
General and Administrative Expenses
General and administrative expenses consist of costs associated with corporate and administrative functions that support Shack development and operations, as well as equity-based compensation expense.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 30 2026	September 24 2025	September 30 2026	September 24 2025
General and administrative expenses	$44,989	$44,381	$146,918	$125,692
Percentage of Total revenue	10.6%	12.1%	12.2%	12.0%
Dollar change compared to prior year	$608		$21,226
Percentage change compared to prior year	1.4%		16.9%
General and administrative expenses for the thirteen weeks ended September 30, 2026 increased 1.4% to $45.0 million versus the same period last year. The increase was primarily due to investments in our team members and technology capabilities, partially offset by efficiencies in our marketing spend. As a percentage of Total revenue, the decrease in General and administrative expenses for the thirteen weeks ended September 30, 2026 was primarily due to sales leverage, partially offset by the aforementioned items.
General and administrative expenses for the thirty-nine weeks ended September 30, 2026 increased 16.9% to $146.9 million versus the same period last year. The increase was primarily due to increased investments in marketing initiatives, increased wages and other team member costs to support our Shack growth and increased investments in technology initiatives. As a percentage of Total revenue, the increase in General and administrative expenses for the thirty-nine weeks ended September 30, 2026 was primarily due to the aforementioned items.
Shake Shack Inc. Form 10-Q | 31

Depreciation and Amortization Expense
Depreciation and amortization expense primarily consists of the depreciation of fixed assets, including leasehold improvements and equipment.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 30 2026	September 24 2025	September 30 2026	September 24 2025
Depreciation and amortization expense	$32,930	$27,079	$92,767	$80,167
Percentage of Total revenue	7.8%	7.4%	7.7%	7.7%
Dollar change compared to prior year	$5,851		$12,600
Percentage change compared to prior year	21.6%		15.7%
Depreciation and amortization expense for the thirteen weeks ended September 30, 2026 increased 21.6% to $32.9 million versus the same period last year. Depreciation and amortization expense for the thirty-nine weeks ended September 30, 2026 increased 15.7% to $92.8 million versus the same period last year. The increases for the thirteen and thirty-nine weeks ended September 30, 2026 were primarily due to incremental depreciation of capital expenditures related to the opening of 69 new Company-operated Shacks between September 24, 2025 and September 30, 2026.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 30 2026	September 24 2025	September 30 2026	September 24 2025
Pre-opening costs	$6,978	$4,625	$20,486	$12,798
Percentage of Total revenue	1.6%	1.3%	1.7%	1.2%
Dollar change compared to prior year	$2,353		$7,688
Percentage change compared to prior year	50.9%		60.1%
Pre-opening costs for the thirteen weeks ended September 30, 2026 increased 50.9% to $7.0 million versus the same period last year. Pre-opening costs for the thirty-nine weeks ended September 30, 2026 increased 60.1% to $20.5 million versus the same period last year. The increases for the thirteen and thirty-nine weeks ended September 30, 2026 were primarily due to increased wages and team costs, occupancy costs and other operating expenses to support our larger development pipeline which includes more Shacks opened during the thirteen and thirty-nine weeks ended September 30, 2026 and Shacks under construction compared to the same prior year periods.
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
32 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 30 2026	September 24 2025	September 30 2026	September 24 2025
Impairments, loss on disposal of assets, and Shack closures	$601	$510	$1,893	$3,448
Percentage of Total revenue	0.1%	0.1%	0.2%	0.3%
Dollar change compared to prior year	$91		$(1,555)
Percentage change compared to prior year	17.8%		(45.1)%
Impairments, loss on disposal of assets, and Shack closures for the thirteen weeks ended September 30, 2026 increased $0.1 million to $0.6 million versus the same period last year. The increase was primarily due to expenses related to the relocation of one Company-operated Shack in fiscal 2026.
Impairments, loss on disposal of assets, and Shack closures for the thirty-nine weeks ended September 30, 2026 decreased $1.6 million to $1.9 million, versus the same period last year. The decrease was primarily due to the absence of expenses related to the closure of nine Company-operated Shacks in fiscal 2024.
Other Income, Net
Other income, net consists primarily of interest income, adjustments to liabilities under the Tax Receivable Agreement, dividend income and net unrealized and realized gains and losses from marketable securities.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 30 2026	September 24 2025	September 30 2026	September 24 2025
Other income, net	$2,459	$3,103	$7,804	$8,924
Percentage of Total revenue	0.6%	0.8%	0.6%	0.9%
Dollar change compared to prior year	$(644)		$(1,120)
Percentage change compared to prior year	(20.8)%		(12.6)%
Other income, net for the thirteen weeks ended September 30, 2026 decreased $0.6 million to $2.5 million versus the same period last year. Other income, net for the thirty-nine weeks ended September 30, 2026 decreased $1.1 million to $7.8 million versus the same period last year. The decreases for the thirteen and thirty-nine weeks ended September 30, 2026 were primarily due to lower dividends.
Interest Expense
Interest expense generally consists of imputed interest related to our financing equipment leases, amortization of deferred financing costs, interest and fees on our Revolving Credit Facility, interest on the current portion of our liabilities under the Tax Receivable Agreement and amortization of debt issuance costs.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 30 2026	September 24 2025	September 30 2026	September 24 2025
Interest expense	$(567)	$(504)	$(1,668)	$(1,615)
Percentage of Total revenue	(0.1)%	(0.1)%	(0.1)%	(0.2)%
Dollar change compared to prior year	$(63)		$(53)
Percentage change compared to prior year	12.5%		3.3%
Interest expense for the thirteen weeks ended September 30, 2026 increased $0.1 million to $0.6 million versus the same period last year. Interest expense for the thirty-nine weeks ended September 30, 2026 increased $0.1 million to $1.7 million versus the same period last year. The increases for the thirteen and thirty-nine weeks ended September 30, 2026 were primarily due to increases in various sales tax audit assessment charges, partially offset by decreases in finance lease charges related to new financing equipment leases with lower lease liability balances.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 30 2026	September 24 2025	September 30 2026	September 24 2025
Income tax expense	$5,607	$7,436	$11,375	$14,366
Percentage of Total revenue	1.3%	2.0%	0.9%	1.4%
Dollar change compared to prior year	$(1,829)		$(2,991)
Percentage change compared to prior year	(24.6)%		(20.8)%
Our effective income tax rates for the thirteen weeks ended September 30, 2026 and September 24, 2025 were 24.0% and 35.2%, respectively. Our effective income tax rates for the thirty-nine weeks ended September 30, 2026 and September 24, 2025 were 24.9% and 28.1%, respectively. The decreases in the effective income tax rates for the thirteen and thirty-nine weeks ended September 30, 2026 were primarily due to state tax rate true-ups recorded in the prior year.
The Company's ownership interest in SSE Holdings is directly related to its share of the taxable income of SSE Holdings. Our weighted average ownership interest in SSE Holdings was 94.4% and 94.3%, respectively, for the thirteen weeks ended September 30, 2026 and September 24, 2025 and 94.3% for the thirty-nine weeks ended September 30, 2026 and September 24, 2025.
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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 30 2026	September 24 2025	September 30 2026	September 24 2025
Net income attributable to non-controlling interests	$1,281	$1,210	$2,479	$2,813
Percentage of Total revenue	0.3%	0.3%	0.2%	0.3%
Net income attributable to non-controlling interests for the thirteen weeks ended September 30, 2026 increased to $1.3 million versus the same period last year. The increase was primarily due to an increase in net results compared to the same period last year, partially offset by a decrease in the non-controlling interest holders' weighted average ownership, which was 5.6% and 5.7%, respectively for the thirteen weeks ended September 30, 2026 and September 24, 2025.
Net income attributable to non-controlling interests for the thirty-nine weeks ended September 30, 2026 decreased to $2.5 million versus the same period last year. The decrease was primarily due to a decline in net results compared to the same period last year.
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
Shake Shack Inc. Form 10-Q | 35

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 30 2026	September 24 2025	September 30 2026	September 24 2025
Income from operations	$21,482	$18,548	$39,594	$43,764
Less:
Licensing revenue	15,247	14,565	42,118	38,867
Add:
General and administrative expenses	44,989	44,381	146,918	125,692
Depreciation and amortization expense	32,930	27,079	92,767	80,167
Pre-opening costs	6,978	4,625	20,486	12,798
Impairments, loss on disposal of assets, and Shack closures	601	510	1,893	3,448
Restaurant-level profit	$91,733	$80,578	$259,540	$227,002

Total revenue	$423,273	$367,411	$1,207,628	$1,044,775
Less: Licensing revenue	15,247	14,565	42,118	38,867
Shack sales	$408,026	$352,846	$1,165,510	$1,005,908

Restaurant-level profit margin(1)	22.5%	22.8%	22.3%	22.6%
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
36 | Shake Shack Inc. Form 10-Q

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(dollar amounts in thousands)	September 30 2026	September 24 2025	September 30 2026	September 24 2025
Net income	$17,767	$13,711	$34,355	$36,707
Depreciation and amortization expense	32,930	27,079	92,767	80,167
Interest expense, net	525	472	1,509	1,495
Income tax expense	5,607	7,436	11,375	14,366
EBITDA	56,829	48,698	140,006	132,735

Equity-based compensation	4,995	4,423	14,077	14,173
Amortization of cloud-based software implementation costs	291	510	1,334	1,676
Impairments, loss on disposal of assets, and Shack closures	601	510	1,893	3,448
Executive transition costs(1)	31	—	2,282	414
Legal settlements(2)	—	—	848	983
Restatement costs(3)	—	—	—	354
Other(4)	47	—	520	3
Adjusted EBITDA	$62,794	$54,141	$160,960	$153,786

Adjusted EBITDA margin(5)	14.8%	14.7%	13.3%	14.7%
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
(5)Calculated as a percentage of Total revenue, which was $423.3 million and $1,207.6 million for the thirteen and thirty-nine weeks ended September 30, 2026, respectively, and $367.4 million and $1,044.8 million for the thirteen and thirty-nine weeks ended September 24, 2025, respectively.
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
Shake Shack Inc. Form 10-Q | 37

earnings per fully exchanged and diluted share should be evaluated in conjunction with our GAAP financial results. A reconciliation of adjusted pro forma net income to Net income attributable to Shake Shack Inc., the most directly comparable GAAP measure, and the computation of adjusted pro forma earnings per fully exchanged and diluted share are set forth below.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands, except per share amounts)	September 30 2026	September 24 2025	September 30 2026	September 24 2025
Numerator:
Net income attributable to Shake Shack Inc.	$16,486	$12,501	$31,876	$33,894
Adjustments:
Reallocation of Net income attributable to non-controlling interests from the assumed exchange of LLC Interests(1)	1,281	1,210	2,479	2,813
Impairment charge and Shack closures(2)	32	(44)	67	1,904
Executive transition costs(3)	31	—	2,282	414
Legal settlements(4)	—	—	848	983
Restatement costs(5)	—	—	—	354
Other(6)	47	—	520	3
Tax impact of above adjustments(7)	(123)	2,187	(1,325)	1,363
Adjusted pro forma net income	$17,754	$15,854	$36,747	$41,728

Denominator:
Weighted average shares of Class A common stock outstanding—diluted	41,910	41,874	41,885	41,852
Adjustments:
Assumed exchange of weighted average LLC Interests for shares of Class A common stock(1)	2,400	2,437	2,420	2,443
Adjusted pro forma fully exchanged weighted average shares of Class A common stock outstanding—diluted	44,310	44,311	44,305	44,295

Adjusted pro forma earnings per fully exchanged share—diluted	$0.40	$0.36	$0.83	$0.94

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30 2026	September 24 2025	September 30 2026	September 24 2025
Earnings per share of Class A common stock—diluted	$0.39	$0.30	$0.76	$0.81
Assumed exchange of weighted average LLC Interests for shares of Class A common stock(1)	0.01	0.01	0.02	0.02
Non-GAAP adjustments(8)	—	0.05	0.05	0.11
Adjusted pro forma earnings per fully exchanged share—diluted	$0.40	$0.36	$0.83	$0.94
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
(7)Represents the tax effect of the aforementioned adjustments and pro forma adjustments to reflect corporate income taxes at assumed effective tax rates of 24.4% and 25.7% for the thirteen and thirty-nine weeks ended September 30, 2026, respectively, and 24.9% and 23.8% for the thirteen and thirty-nine weeks ended September 24, 2025, respectively. Amounts include provisions for U.S. federal income taxes, certain LLC entity-level taxes and foreign withholding taxes, assuming the highest statutory rates apportioned to each applicable state, local and foreign jurisdiction.
(8)Represents the per share impact of non-GAAP adjustments for each period. Refer to the reconciliation of Adjusted pro forma net income above, for additional information.
38 | Shake Shack Inc. Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
Our primary sources of liquidity are cash from operations, cash and cash equivalents on hand, and availability under our Revolving Credit Facility. As of September 30, 2026, we maintained a Cash and cash equivalents balance of $319.0 million. In March 2021, we issued 0% Convertible Senior Notes (“Convertible Notes”), and received $243.8 million of proceeds, net of discounts. Refer to Note 6, Debt, in the accompanying Condensed Consolidated Financial Statements, for additional information relating to our long-term debt.
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
In addition, we are obligated to make payments to certain members of SSE Holdings under the Tax Receivable Agreement. As of September 30, 2026, such obligations totaled $245.4 million. Amounts payable under the Tax Receivable Agreement are contingent upon, among other things, (i) generation of future taxable income over the term of the Tax Receivable Agreement and (ii) future changes in tax laws. If we do not generate sufficient taxable income in the aggregate over the term of the Tax Receivable Agreement to utilize the tax benefits, then we would not be required to make the related payments under the Tax Receivable Agreement. Although the amount of any payments that must be made under the Tax Receivable Agreement may be significant, the timing of these payments will vary and will generally be limited to one payment per member per year. The amount of such payments is also limited to the extent we utilize the related deferred tax assets. The payments that we are required to make will generally reduce the amount of overall cash flow that might have otherwise been available to us or to SSE Holdings, but we expect the cash tax savings we will realize from the utilization of the related deferred tax assets to fund the required payments.
We believe our existing cash and cash equivalents balances and cash from operations will be sufficient to fund our operating and finance lease obligations, capital expenditures, Tax Receivable Agreement obligations and working capital needs for at least the next 12 months.
Summary of Cash Flows
The following table presents a summary of our cash flows from operating, investing and financing activities.

	Thirty-Nine Weeks Ended
(in thousands)	September 30 2026	September 24 2025
Net cash provided by operating activities	$136,032	$159,219
Net cash used in investing activities	(162,405)	(106,697)
Net cash used in financing activities	(14,741)	(15,479)
Effect of exchange rate changes on cash and cash equivalents	(5)	—
Net increase (decrease) in Cash and cash equivalents	(41,119)	37,043
Cash and cash equivalents at beginning of period	360,123	320,714
Cash and cash equivalents at end of period	$319,004	$357,757

Shake Shack Inc. Form 10-Q | 39

Operating Activities
For the thirty-nine weeks ended September 30, 2026, net cash provided by operating activities was $136.0 million compared to $159.2 million for the thirty-nine weeks ended September 24, 2025, a decrease of $23.2 million. The decrease was primarily driven by changes in working capital of $42.5 million, partially offset by a $19.3 million improvement in net results after excluding non-cash charges. The changes in working capital primarily included a change in the timing and payments related to general business accruals, mainly related to delivery service providers, an increase in prepaid payments primarily related to software subscription fees, and a change in timing and payments related to general business operations, partially offset by improved collection of receivables as compared to prior period.
Investing Activities
For the thirty-nine weeks ended September 30, 2026, net cash used in investing activities was $162.4 million compared to $106.7 million for the thirty-nine weeks ended September 24, 2025. The change was primarily driven by an increase of $55.7 million of capital expenditures related to our larger development pipeline, compared to the prior year.
Financing Activities
For the thirty-nine weeks ended September 30, 2026, net cash used in financing activities was $14.7 million compared to $15.5 million for the thirty-nine weeks ended September 24, 2025, a decrease of $0.8 million. This decrease was primarily driven by a decrease in withholding taxes related to net settled equity awards, partially offset by an increase in distributions paid to non-controlling interest holders.
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
Outstanding borrowings under the Revolving Credit Facility bear interest at either: (i) the base rate plus applicable margin ranging from 0.0% to 1.5% or (ii) the Secured Overnight Financing Rate (“SOFR”) plus applicable margin ranging from 1.0% to 2.5%, in each case depending on the net lease adjusted leverage ratio. As of September 30, 2026 and December 31, 2025, no amounts were outstanding under the Revolving Credit Facility.
The obligations under the Revolving Credit Facility are secured by a first-priority security interest in substantially all of the assets of SSE Holdings and the guarantors. The obligations under the Revolving Credit Facility are guaranteed by each of SSE Holdings' direct and indirect subsidiaries, with certain exceptions.
The Revolving Credit Facility requires us to comply with maximum net lease adjusted leverage and minimum fixed charge coverage ratios, as well as other customary affirmative and negative covenants. As of September 30, 2026, we were in compliance with all covenants.
Contractual Obligations
Material contractual obligations arising in the normal course of business primarily consist of operating and finance lease obligations, long-term debt, liabilities under the Tax Receivable Agreement and purchase obligations. The timing and nature of
40 | Shake Shack Inc. Form 10-Q

these commitments are expected to have an impact on our liquidity and capital requirements in future periods. Refer to Note 6, Debt and Note 7, Leases, in the accompanying Condensed Consolidated Financial Statements, for additional information relating to our long-term debt and operating and financing leases.
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
Shake Shack Inc. Form 10-Q | 41

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
No officer or director adopted, terminated, or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K in the thirteen weeks ended September 30, 2026.
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

Shake Shack Inc.
(Registrant)

Date: November 5, 2026	By:	/s/ Robert Lynch
Robert Lynch
Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: November 5, 2026	By:	/s/ Michelle Hook
Michelle Hook
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

Shake Shack Inc. Form 10-Q | 45